Form 10-Q
period 2005-03-31
Warner Music Group Corp.
filed 2005-06-13
CIK 1319161

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-123249

Warner Music Group Corp.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4271875 (I.R.S. Employer Identification No.)

75 Rockefeller Plaza
New York, NY 10019
(Address of principal executive offices)

(212) 275-2000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes    ☐    No ☒

        As of May 31, 2005, the number of shares of the Registrant's common stock, par value $0.001 per share, outstanding was 148,455,316.

WARNER MUSIC GROUP CORP.
INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)	2
	Consolidated Balance Sheets as of March 31, 2005 and September 30, 2004	2
	Consolidated and Combined Statements of Operations for the Three Months Ended March 31, 2005, One Month Ended March 31, 2004 and Two Months Ended February 29, 2004	3
	Consolidated and Combined Statements of Operations for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004	4
	Consolidated and Combined Statements of Cash Flows for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004	5
	Consolidated and Combined Statements of Shareholders' and Group Equity for the Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004	6
	Notes to Consolidated and Combined Interim Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58
Part II.	Other Information
Item 1.	Legal Proceedings	74
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3.	Defaults Upon Senior Securities	74
Item 4.	Submission of Matters to a Vote of Security Holders	74
Item 5.	Other Information	74
Item 6.	Exhibits	75
Signatures		76

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited)

Warner Music Group Corp.
(formerly known as WMG Parent Corp.)
Consolidated Balance Sheets

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents(a)	$447	$555
Accounts receivable, less allowances of $223 and $222 million	487	571
Inventories	66	65
Royalty advances expected to be recouped within one year	195	223
Deferred tax assets	42	38
Other current assets	58	86

Total current assets	1,295	1,538
Royalty advances expected to be recouped after one year	195	223
Investments	22	8
Property, plant and equipment, net	172	189
Goodwill	935	978
Intangible assets subject to amortization, net	1,894	1,937
Intangible assets not subject to amortization	100	100
Other assets	129	117

Total assets	$4,742	$5,090

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$206	$226
Accrued royalties	1,076	1,003
Taxes and other withholdings	26	10
Current portion of long-term debt	12	12
Note payable to shareholders	—	342
Other current liabilities	481	587

Total current liabilities	1,801	2,180
Long-term debt	2,538	1,828
Deferred tax liabilities, net	263	265
Other noncurrent liabilities	277	333
Minority interest in preferred stock of subsidiary	—	204

Total liabilities	4,879	4,810

Shareholders' equity (deficit):
Common Stock, ($0.001 par value; 500,000,000 shares authorized; 115,850,313 shares issued and outstanding)	—	—
Additional paid-in capital(a)	57	512
Retained deficit	(198)	(238)
Accumulated other comprehensive income, net	4	6

Total shareholders' equity (deficit)(a)	(137)	280

Total liabilities and shareholders' equity	$4,742	$5,090

(a)
As described further in Note 15, prior to the completion of the initial public offering of the Company's common stock, the Company declared dividends of $109 million to its Investor Group, of which approximately $7 million relates to dividends on unvested shares of restricted stock which will be paid at a later date when, and if, such restricted stock vests. After giving effect to this subsequent payment, cash and equivalents, additional paid-in-capital and shareholders' equity (deficit) reflected in the above balance sheet as at March 31, 2005 would have been $338 million, $(52) million and $(246) million, respectively.

See accompanying notes.

Warner Music Group Corp.
(formerly known as WMG Parent Corp.)
Consolidated and Combined Statements of Operations (Unaudited)
Three Months Ended March 31, 2005, One Month Ended March 31, 2004 and
Two Months Ended February 29, 2004

	Successor		Predecessor
	Three Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(in millions, except per share amounts)
Revenues(b)	$767	$245	$490
Costs and expenses:
Cost of revenues(a)(b)	(400)	(130)	(258)
Selling, general and administrative expenses(a)(b)	(293)	(97)	(219)
Amortization of intangible assets	(47)	(15)	(37)

Total costs and expenses	(740)	(242)	(514)

Operating income (loss)	27	3	(24)
Interest (expense) income, net(b)	(52)	(10)	1
Equity in the losses of equity-method investees, net	—	(1)	(2)
Unrealized gain on warrants	39	—	—
Minority interest expense	—	(3)	—

Income (loss) before income taxes	14	(11)	(25)
Income tax (expense) benefit	(10)	1	(13)

Net income (loss)	$4	$(10)	$(38)

Net income (loss) per common share:
Basic	$0.04	$(0.09)

Diluted	$(0.28)	$(0.09)

Average common shares
Basic	107.7	107.5

Diluted	123.5	107.5

(a) Includes depreciation expense of:	$(14)	$(6)	$(11)

(b) Includes the following income (expenses) resulting from
transactions with related companies:
Revenues	$—	$—	$3
Cost of revenues	—	—	(1)
Selling, general and administrative expense	(3)	(1)	(8)
Interest expense, net	—	—	1
Minority interest expense	—	(3)	—

See accompanying notes.

Warner Music Group Corp.
(formerly known as WMG Parent Corp.)
Consolidated and Combined Statements of Operations (Unaudited)
Six Months Ended March 31, 2005, One Month Ended March 31, 2004
and Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(in millions, except per share amounts)
Revenues(b)	$1,855	$245	$1,668
Costs and expenses:
Cost of revenues(a)(b)	(981)	(130)	(906)
Selling, general and administrative expenses(a)(b)	(624)	(97)	(610)
Impairment of goodwill and other intangible assets	—	—	(1,019)
Amortization of intangible assets	(93)	(15)	(97)
Restructuring costs	—	—	(8)

Total costs and expenses	(1,698)	(242)	(2,640)

Operating income (loss)	157	3	(972)
Interest expense, net(b)	(90)	(10)	(2)
Net investment-related losses	—	—	(9)
Equity in the losses of equity-method investees, net	(1)	(1)	(11)
Deal-related transaction and other costs	—	—	(63)
Unrealized gains on warrants	17	—	—
Other income (expense), net(b)	4	—	(7)
Minority interest expense	(5)	(3)	—

Income (loss) before income taxes	82	(11)	(1,064)
Income tax (expense) benefit	(42)	1	(120)

Net income (loss)	$40	$(10)	$(1,184)

Net income (loss) per common share:
Basic	$0.37	$(0.09)

Diluted	$0.19	$(0.09)

Average common shares
Basic	107.6	107.5

Diluted	119.6	107.5

(a) Includes depreciation expense of:	$(28)	$(6)	$(31)

(b) Includes the following income (expenses) resulting from
transactions with related companies:
Revenues	$—	$—	$25
Cost of revenues	—	—	(46)
Selling, general and administrative expenses	(5)	(1)	(42)
Interest expense, net	(1)	—	3
Other expense, net	—	—	(7)
Minority interest expense	(5)	(3)	—

See accompanying notes.

Warner Music Group Corp.
(formerly known as WMG Parent Corp.)
Consolidated and Combined Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2005, One Month Ended March 31, 2004
and Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
		(in millions)
Cash flows from operating activities
Net income (loss)	$40	$(10)	$(1,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangible assets	—	—	1,019
Depreciation and amortization	121	21	128
Deferred taxes	2	(2)	94
Non-cash interest expense	30	3	3
Net investment-related losses (gains)	—	—	9
Equity in the losses of equity-method investees, including distributions	1	1	11
Non-cash, stock-based compensation expense	9	—	—
Unrealized gains on warrants	(17)	—	—
Minority interest expense	5	3	—
Changes in operating assets and liabilities:
Accounts receivable	103	—	93
Inventories	1	(2)	(1)
Royalty advances	9	12	109
Accounts payable and accrued liabilities	(43)	6	32
Other balance sheet changes	31	(34)	39

Net cash provided by (used in) operating activities	292	(2)	352

Cash flows from investing activities
Acquisition of Old WMG	—	(2,638)	—
Investments and acquisitions	(48)	(2)	(16)
Investment proceeds	1	—	57
Capital expenditures	(14)	—	(24)

Net cash (used in) provided by investing activities	(61)	(2,640)	17

Cash flows from financing activities
Borrowings	696	1,650	—
Financing costs of borrowings	(17)	(78)	—
Debt repayments	(6)	(125)	(124)
Capital contributions	—	—	262
Proceeds from the issuance of common stock(b)	—	850	—
Proceeds from the issuance of subsidiary preferred stock	—	400	—
Proceeds from the issuance of restricted shares	1	3	—
Repurchase of subsidiary preferred stock	(209)	—	—
Returns of capital and dividends paid(a)	(807)	—	(410)
Decrease in amounts due from Time Warner-affiliated companies	—	—	290

Net cash (used in) provided by financing activities	(342)	2,700	18

Effect of foreign currency exchange rate changes on cash	3	—	3

Net (decrease) increase in cash and equivalents	(108)	58	390
Cash and equivalents at beginning of period	555	471	81

Cash and equivalents at end of period	$447	$529	$471

(a)
Includes the repayment of a $342 million note payable to shareholders, which was issued in September 2004, as part of a return of capital.

(b)
Excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

Warner Music Group Corp.
(formerly known as WMG Parent Corp.)
Consolidated and Combined Statements of Shareholders' and Group Equity (Unaudited)
Six Months Ended March 31, 2005, One Month Ended March 31, 2004
and Five Months Ended February 29, 2004

	Successor		Predecessor
	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(in millions)
Balance at beginning of period(a)	$280	$1,691	$2,673
Adjustments to record the Acquisition:
Elimination of historical equity balances	—	(1,691)	—
Capital contributions	—	850	—

Balance at March 1, 2004, adjusted to give effect to the Acquisition	—	850	—
Comprehensive income (loss):
Net income (loss)(b)	40	(10)	(1,184)
Foreign currency translation adjustment	(12)	(5)	24
Deferred gains on foreign exchange contracts	—	—	4
Deferred gains on derivative financial instruments	10	—	—

Total comprehensive income (loss)	38	(15)	(1,156)

Return of capital and dividends paid	(465)	—	(1,037)
Capital contributions	—	—	262
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	949
Issuance of stock options and restricted shares	10	3	—

Balance at end of period	$(137)	$838	$1,691

(a)
Beginning balance for one month ended March 31, 2004 relates to the predecessor balance as of February 29, 2004.

(b)
Net loss for the five months ended February 29, 2004 includes an approximate $1.019 billion impairment charge to reduce the carrying value of goodwill, trademarks and other intangible assets.

See accompanying notes.

Warner Music Group Corp.
(formerly known as WMG Parent Corp.)
Notes to Consolidated and Combined Interim Financial Statements (Unaudited)

1.    Description of Business

        Warner Music Group Corp. (formerly known as WMG Parent Corp.) (the "Company" or "Parent") was formed by a private equity consortium of Investors (the "Investor Group") on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. ("Holdings"), which is the direct parent of WMG Acquisition Corp. ("New WMG" or "Acquisition Corp."). New WMG is one of the world's major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. ("Time Warner"). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as "Old WMG" or the "Predecessor". Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the "Acquisition").

        The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

        Our business is seasonal. Therefore, operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

Recorded Music Operations

        The Company's recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In the United States, the Company's operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. Internationally, the Company's recorded music operations are conducted through its Warner Music International division ("WMI") in over 50 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees. The Company's current roster of recording artists includes, among others, Cher, Enya, Eric Clapton, Faith Hill, Green Day, Josh Groban, Kid Rock, Linkin Park, Luis Miguel, Madonna, matchbox twenty, Metallica, Phil Collins and Red Hot Chili Peppers.

        The Company's recorded music operations also include a catalog division called Warner Strategic Marketing ("WSM"). WSM specializes in marketing the Company's music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

        The Company's principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation ("WEA Corp."), which primarily markets and distributes music products to retailers and wholesale distributors in the United States; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

        The principal recorded music revenue sources to the Company are sales of CDs, digital downloads and other recorded music products, and license fees received for the ancillary uses of its recorded music catalog.

Music Publishing Operations

        The Company's music publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music-publishing affiliates of the Company. The Company owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers, including George and Ira Gershwin, Barry Gibb, Cole Porter, Dido, Madonna, Moby, Nickelback, R.E.M. and Staind. The Company also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

        The Company's music publishing operations include Warner Bros. Publications U.S. Inc. ("Warner Bros. Publications"), one of the world's largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin. However, in December 2004, the Company entered into an agreement to sell its printed music business to Alfred Publishing Co., Inc. ("Alfred Publishing"). The sale closed on May 31, 2005. See Note 3 for additional information.

        The principal music publishing revenue sources to the Company are royalties for the use of its compositions on CDs and DVDs, in television commercials, ring tones, music videos and the Internet; license fees received for the use of its musical compositions on radio, television, in motion pictures and in other public performances; and sales of published sheet music and songbooks.

2.    Basis of Presentation

New Basis of Presentation

        The accompanying consolidated and combined financial statements present separately the financial position, results of operations, cash flows and changes in equity for both the Company and its predecessor, Old WMG. Old WMG was acquired by the Investor Group effective as of March 1, 2004. In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. Financial information for the pre- and post-acquisition periods have been separated by a vertical line on the face of the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting.

Old Basis of Presentation

        As previously described, the operations of the Company were under the control of Time Warner through the end of February 2004. In January 2001, historic Time Warner was acquired by America Online Inc. ("AOL") in a transaction hereinafter referred to as the "AOL Time Warner Merger". The AOL Time Warner Merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the basis of the historical net assets included in the accompanying combined financial statements of the predecessor was adjusted, effective as of January 1, 2001, to reflect an allocable portion of the purchase price relating to the AOL Time Warner Merger.

        For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of the Predecessor reflect all assets, liabilities, revenues, expenses and cash flows directly attributable to Old WMG. In addition, the accompanying combined financial statements include allocations of certain costs of Time Warner and Old WMG deemed reasonable by the Company's management, in order to present the results of operations, financial position, changes in group equity and cash flows of Old WMG on a stand-alone basis. The principal allocation methodologies are described below. The financial information included herein does not necessarily reflect the results of operations, financial position, changes in group equity and cash flows of Old WMG in the future or what would have been reflected had Old WMG been a separate, stand-alone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer for the periods presented.

        For all periods prior to the closing of the Acquisition, certain general and administrative costs incurred by Time Warner have been allocated to the combined financial statements of Old WMG, including pension and other benefit-related costs, insurance-related costs and other general and administrative costs. These cost allocations were determined based on a combination of factors, as appropriate, including Old WMG's pro rata share of the revenues under the management of Old WMG and other more directly attributable methods, such as claim experience for insurance costs and employee-related attributes for pension costs. The costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they indicative of costs that will be charged or incurred in the future. However, management believes that such allocations are reasonable.

Fiscal Year

        In fiscal year 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, the Company restated its prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

Interim Financial Statements

        The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Amendment No. 4 to Registration Statement No. 333-123249 on Form S-1.

Recapitalization

        As described further in Note 15, in March 2005 the Company's Board of Directors approved the filing of a registration statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of the Company's common stock (the "Initial Common Stock Offering").

        In connection with the Initial Common Stock Offering, the Company's Board of Directors approved (i) to convert all of the outstanding shares of Class L Common Stock into shares of Class A Common Stock, (ii) to rename all of the outstanding shares of Class A Common Stock as common stock, which will have the effect of eliminating from the Company's authorized capital stock the Class L Common Stock and Class A Common Stock and (iii) to authorize a 1,139 for 1 split of the Company's common stock (collectively, the "Recapitalization").

        Accordingly, these historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the Acquisition that was effective as of March 1, 2004. Such restatement primarily related to common stock and equivalent shares information, net income (loss) per common share computations and stock-based compensation disclosures.

Basis of Consolidation and Combination

        Prior to the closing of the Acquisition, the recorded music and music publishing operations of the Company were legally held by multiple subsidiaries and affiliates of Old WMG and Time Warner. As such, the accompanying financial statements present the combined accounts of such businesses for all periods prior to the Acquisition. After the closing of the Acquisition, New WMG acquired the stock or net assets of those predecessor businesses. Accordingly, the accompanying financial statements present the consolidated accounts of such businesses for all periods after the closing of the Acquisition. The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation and combination.

Reclassifications

        Certain reclassifications have been made to the prior period's financial information in order to conform to the current period's presentation.

Amounts Due To/From Time Warner-Affiliated Companies

        Prior to the closing of the Acquisition that was effective in March 2004, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. To illustrate, Old WMG distributed home video product for Time Warner's filmed entertainment division and the Old WMG's financing requirements were funded by Time Warner. Given the intercompany nature of these and other arrangements, the related payables and receivables generally were not settled through periodic cash payments and receipts. Accordingly, except as noted below for income taxes, the net amounts due from all transactions with Time Warner-affiliated companies were classified as a reduction of group equity in the combined balance sheet for all periods prior to March 2004.

        With respect to income taxes for all periods prior to the closing of the Acquisition that was effective in March 2004, the income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer. As such, while generally attributable to Time Warner or its subsidiaries because Old WMG's taxable results were included in the consolidated income tax returns of Time Warner or its subsidiaries, all current and deferred tax liabilities for those periods were classified as liabilities in the combined balance sheet for all periods prior to March 2004.

        In connection with the Acquisition, substantially all of the intercompany receivables and payables between Old WMG and Time Warner and its affiliates were settled, and any receivables and payables that existed between the parties as of September 30, 2004 and March 31, 2005 have been presented as third-party balances in the accompanying consolidated balance sheet. In addition, with respect to taxes, Timer Warner assumed all of the underlying tax obligations of Old WMG for all periods prior to the closing of the Acquisition. As such, all historical current and deferred tax assets and liabilities that existed as of the closing date of the Acquisition were transferred to Time Warner. Current and deferred tax assets and liabilities that existed as of September 30, 2004 and March 31, 2005 are third-party in nature and have been presented as such in the accompanying consolidated balance sheet.

Cash and Equivalents

        Prior to the closing of the Acquisition, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner's centralized cash management system. The average monthly balance of amounts due from Time Warner and its affiliates was $375 million and $603 million for the two-month and five-month periods ended February 29, 2004, respectively.

Stock-Based Compensation

Post-Acquisition

        Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation"

("FAS 123") to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

Pre-Acquisition

        Prior to the Acquisition, certain employees of Old WMG participated in various Time Warner stock option plans. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, compensation cost for stock options or other equity-based awards granted to employees was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equaled or exceeded the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Old WMG. For any awards that generated compensation expense as defined under APB 25, Old WMG calculated the amount of compensation expense and recognized the expense over the vesting period of the award.

        Had compensation cost for Time Warner's stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG's net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Net loss:
As reported	$(38)	$(1,184)

Pro forma	$(44)	$(1,202)

Net Income (Loss) Per Common Share

        The Company computes net income (loss) per common share in accordance with FASB Statement No. 128, "Earnings per Share" ("FAS 128"). Under the provisions of FAS 128, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004
Basic and diluted net income per common share:
Numerator:
Net income (loss) for basic calculation	$4	$40	$(10)
Less: unrealized gain on warrants	(39)	(17)	—

Net income (loss) for diluted calculation	$(35)	$23	$(10)

Denominator:
Weighted average common share outstanding	115.6	115.5	113.2
Less: Weighted average unvested common share subject to repurchase or cancellation	7.9	7.9	5.7

Denominator for basic calculation	107.7	107.6	107.5
Effect for dilutive securities
Add: Weighted average stock options, warrants and unvested common shares subject to repurchase or cancellation	15.8	12.0	—

Denominator for diluted calculation	123.5	119.6	107.5

Net income (loss) per common share—basic	$0.04	$0.37	$(0.09)

Net income (loss) per common share—diluted	$(0.28)	$0.19	$(0.09)

        Because the Company recognized a net loss for the one month ended March 31, 2004, the effects from the exercise of any outstanding stock options or warrants, or the vestiture of shares of restricted stock, during such period would have been antidilutive. Accordingly, they have not been included in the presentation of diluted net income (loss) per common share.

        See Note 20 in the Company's audited consolidated financial statements for the seven months ended September 30, 2004 for a summary of the terms of the warrants that were issued to Time Warner in connection with the Acquisition. As described further in Note 12 and Note 15, the Company repurchased the warrants from Time Warner for approximately $138 million.

3.    Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

        On April 8, 2005, the Company entered into an agreement with an affiliate of Sean "P. Diddy" Combs to form Bad Boy Records LLC ("Bad Boy"), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5 and P. Diddy. Mr. Combs will be the CEO of the joint venture and will supervise its staff and day-to-day operations. The Company will provide funding, marketing, promotion and certain back-office services for the joint venture. The transaction will be accounted for under the purchase method of accounting during the third quarter of fiscal 2005. Under the purchase method of accounting, the acquisition cost of approximately $30 million will be allocated to the Company's share of Bad Boy's underlying net assets based on their respective fair values. The excess of the purchase price over the Company's share of the estimated fair values of the net assets acquired will be recorded primarily as goodwill.

Sale of Warner Bros. Publications

        In December 2004, the Company entered into an agreement to sell Warner Bros. Publications, which conducts the Company's printed music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty year period of time. No gain or loss is expected to be recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to continuing involvement, Warner Bros. Publications is not reported as discontinued operations. The sale closed on May 31, 2005.

        The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months and six months ended March 31, 2005, the operations being sold generated revenues of approximately $11 million and $26 million, respectively; operating (loss) income of approximately $(1) million and $1 million, respectively; operating (loss) income before depreciation and amortization expense of $(1) million, and $1 million, respectively; and net loss of approximately $(1) million and $(1) million, respectively. For the three months ended March 31, 2004 and six months ended March 31, 2004, the operations being sold generated revenues of approximately $14 million and $30 million, respectively; operating income of approximately $1 million and $2 million, respectively; operating income before depreciation and amortization expense of $1 million and $2 million, respectively; and net (loss) income of approximately $(1) million and $2 million, respectively.

Maverick

        In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company ("Maverick") from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting and the purchase price has been accounted to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

4.    Inventories

        Inventories consist of the following:

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Compact discs, cassettes and other music-related products	$83	$79
Published sheet music and song books	23	23

	106	102
Less reserve for obsolescence	(40)	(37)

	$66	$65

5.    Goodwill and Intangible Assets

Goodwill

        The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2005:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2004	$395	$583	$978
Purchase accounting adjustments	(45)	2	(43)

Balance at March 31, 2005	$350	$585	$935

        Purchase accounting adjustments relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value of assets and liabilities recorded in connection with the Acquisition. These changes were determined in connection with the Company's finalization of the purchase price allocation related to the Acquisition.

Other Intangible Assets

        Other intangible assets consist of the following:

	March 31, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,233	$1,216
Music publishing and copyrights	828	811
Trademarks	10	10
Other intangible assets	20	4

	2,091	2,041
Accumulated amortization	(197)	(104)

Total net intangible assets subject to amortization	1,894	1,937
Intangible assets not subject to amortization:
Trademarks	100	100

Total net other intangible assets	$1,994	$2,037

        The increase in the Company's gross intangible assets represents the allocation of the purchase price of the Company's acquisition of an additional interest in Maverick to the net assets acquired, principally music copyrights of approximately $17 million and artist contracts of approximately $16 million, and the acquisition of approximately $17 million of publishing rights during the six months ended March 31, 2005.

6.    Restructuring Costs

Acquisition-Related Restructuring Costs

        In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability of approximately $307 million during 2004. This restructuring liability included costs to exit and consolidate certain activities of the Company, as well as costs to terminate employees and certain artist, songwriters and co-publisher contracts. Such liabilities were recognized as part of the cost of the Acquisition.

        During the six months ended March 31, 2005, the Company revised its original estimates of restructuring costs based on the restructuring plans already implemented. This resulted in an overall reduction in the restructuring costs of approximately $23 million. The Company's restructuring liabilities and goodwill as of March 31, 2005 have been reduced by such amounts. As of March 31, 2005, the Company had approximately $86 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented, as well as for all restructuring activities that had been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relate to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in 2005 and 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Initial accrual in 2004	$164	$143	$307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reduction in 2004(a)	(1)	(22)	(23)

Liability as of September 30, 2004	71	108	179
Cash paid in the six months ended March 31, 2005	(38)	(22)	(60)
Non-cash increase (reduction) in the six months ended March 31, 2005(a)	2	(35)	(33)

Liability as of March 31, 2005	$35	$51	$86

(a)
Principally relates to changes in foreign currency exchange rates, the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts and the reversal of restructuring costs no longer estimated to be required.

In addition, in connection with the Acquisition, the Company approved a cost-savings incentive compensation plan during 2004 in order to incentivize management to implement the aforementioned restructuring plans and reduce operating costs. Under the plan, key employees of the Company are entitled to earn up to $20 million in the aggregate based on the attainment and maintenance of certain cost-savings targets. Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost-savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company recorded the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million has been paid during the six months ended March 31, 2005.

7.    Minority Interest

        Minority interest as at September 30, 2004 includes outstanding preferred stock issued by one of the Company's subsidiaries of $204 million, including unpaid dividends of $4 million. This balance along with accrued dividend for the period from October 1, 2004 to December 21, 2004 was repaid from the proceeds of the new debt issue discussed in Note 8.

8.    Debt

        The Company's long-term debt consists of:

	March 31, 2005 (unaudited)	September 30, 2004 (audited)
	(in millions)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,188	1,194

	1,188	1,194
7.375% U.S. dollar-denominated Notes due 2014	465	465
8.125% Sterling-denominated Notes due 2014	189	181
Floating rate senior notes due 2011	250	—
9.5% Senior discount notes due 2014	257	—
Floating rate senior PIK notes due 2014	201	—

Total debt	2,550	1,840
Less current portion	(12)	(12)

Total long-term debt	$2,538	$1,828

        As described further in Note 15, the Company has obtained an amendment to its senior secured credit facility to provide for, among other things, an additional term loan of $250 million which the Company has obtained concurrent with the Initial Common Stock Offering, a reduction in the margin applicable on the term loan and more flexibility under certain restrictive covenants.

The Holdings Refinancing

        In December 2004, Holdings issued $847 million principal amount of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the "Holdings Floating Rate Notes"), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the "Holdings Discount Notes"), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the "Holdings PIK Notes", and collectively, the "Holdings Notes"). The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent and its shareholders in the aggregate amount of $472 million, of which all but $7 million was distributed to the Company's shareholders as of March 31, 2005, and (iii) pay debt-related issuance costs of approximately $15 million. The remaining $7 million was distributed to the Company's shareholders in May 2005.

        The Holdings Floating Rate Notes bear interest at a quarterly floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest is payable quarterly in cash beginning on March 15, 2005. The Holdings Floating Rate Notes mature on December 15, 2011.

        The Holdings Discount Notes were issued at a discount and have an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semiannually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014.

        The Holdings PIK Notes bear interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest is payable semi-annually beginning on June 15, 2005 either in the form of cash or additional PIK notes at the election of the Company. The Holdings PIK Notes mature on December 15, 2014.

        The Holdings Notes are redeemable in whole or in part, at the option of Holdings, at any time at a redemption price defined under the indentures governing the Holdings Notes that generally includes a premium. In addition, upon a change of control and upon certain asset sales as specified under the indentures, Holdings may be required to make an offer to redeem the Holdings Notes from the holders at a redemption price defined under the indentures that includes a premium.

        The Holdings Notes are unsecured and subordinated to all of Holdings' existing and future secured debt, including Holdings' guarantee of borrowing by Acquisition Corp. under the Company's senior secured credit facility. In addition, the Holdings Notes are structurally subordinated to the Subordinated Notes of Acquisition Corp.

        The indentures limit Holdings' ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

        As described further in Note 15, all of the proceeds from the initial common stock offering along with cash received through a dividend from Acquisition Corp. will be used to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through June 15, 2005, the date of redemption.

Restricted Net Assets

        The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured facility of Acquisition Corp., the indenture for the Acquisition Corp. Subordinated Notes and, as of December 2004, the indenture for the Holdings Notes.

9.    Shareholders' Equity

Return of Capital

        In September 2004, the Company declared a $342 million dividend to its Class L common shareholders in the form of a note payable. The note payable was paid in October 2004 using proceeds received from a return of capital previously invested in Acquisition Corp.

        In connection with the Holdings Refinancing, the Company paid a $465 million return of capital to its Class L common shareholders, of which $422 million was paid in December 2004 and $43 million was paid in March 2005. The remaining $7 million from the Holdings Refinancing was declared and paid as a dividend to the Company's shareholders in May 2005.

10.    Stock-Based Compensation

Long-Term Incentive Plan and Other Equity Issuances

        In December 2004, the Board of Directors of the Company approved a long-term incentive plan (the "LTIP Plan") for employees or directors of the Company and any of its affiliates. 1,355,066 shares of common stock of Parent were authorized under the plan. During the six months ended March 31, 2005, pursuant to certain contractual arrangements or in connection with the LTIP Plan, the Company granted 1,271,124 service-based stock options and 2,542,248 performance-based options to purchase shares of its common stock to certain employees of the Company. During the six months ended March 31, 2005, the Company allowed certain employees to purchase 1,496,646 restricted shares of common stock and awarded certain employees 238,988 restricted shares of common stock.

        In January 2005, the Company determined that the binomial method was a more accurate and appropriate methodology to calculate the fair value of the Company's stock options. All stock option grants subsequent to this date are valued using the binomial method, while all stock option grants prior to this date were valued using the Black-Scholes method on the original grant date. This change in estimate does not have a material impact on the Company's Consolidated Statement of Operations. During the three-month and six-month periods ended March 31, 2005, the Company recorded expense related to its stock-based awards of $7 million and $9 million, respectively.

Payments Relating to Executive Compensation

        The Company determined that certain shares of restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of the Company's stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues the board, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock

        The Company is authorized to pay each employee who purchased restricted stock at prices that were below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. The Company will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company expects to pay in the third quarter of this fiscal year.

Options

        The Company has revised the exercise prices of certain options to purchase its common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, the Company will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee's options over the original aggregate exercise price of the employee's options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. In connection with the revision of the exercise prices of certain option grants, the Company has remeasured the aggregate compensation expense relating to such grants. This will result in total cash payments of approximately $9 million, which the Company expects to pay in the third quarter of this fiscal year.

        Further, in connection with the cash dividends the Company declared and paid to holders of its common stock consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, as described in Note 15, the Company has made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. This will result in a cash payment of approximately $3 million, which the Company expects to pay in the third quarter of this fiscal year.

11.    Commitments and Contingencies

Litigation

        The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement. On July 9, 2003, the Court entered a final judgment approving the settlement. In one of the two remaining lawsuits, Ottinger v. EMI Music, Inc., et al., the Court entered an order granting final approval of the settlement on January 21, 2004. In the other action, In re Compact Disc. Antitrust Litig., which was brought by individual retailers of compact discs alleging unlawful horizontal agreements to fix the prices of compact discs by the major record companies, on July 29, 2004, the Court denied the parties' motion to grant final approval to the settlement. On August 30, 2004, plaintiffs filed a Second Amended Consolidated Complaint adding additional individual retailers as named plaintiffs in the litigation, which the Company answered, denying all claims, on September 15, 2004. On October 22, 2004, the parties reached an agreement in principle on the terms of a settlement. The Company does not expect the final terms of that settlement to differ materially from the settlement agreement previously entered into by the parties. On February 2, 2005, the court entered a Stipulation of Dismissal with Prejudice of the entire action.

        On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General's subpoenas, we have been producing documents and expect that our production will be substantially completed in June. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect the Company's business, including its brand value.

        In addition to the State of New York investigation discussed above, the Company is involved with employment claims and other legal proceedings that are incidental to its normal business activities. It is possible that an adverse outcome on any of these matters could result in a material effect on the Company's consolidated financial statements. Due to the preliminary status of many of these matters, the Company is unable to predict the outcome or determine a range of loss at this time.

Management/ Monitoring Agreement

        As described in Note 21 to the Company's audited consolidated financial statements for the seven months ended September 30, 2004, the Company entered into a management monitoring agreement (the "Management Agreement") with the Investor Group in connection with the Acquisition.

        Under the Management Agreement, the Company, Holdings and Acquisition Corp. were required to pay the Investor Group an aggregate annual fee of $10 million per year (the "Periodic Fees") in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its subsidiaries, the Management Agreement required the Company, Holdings and Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction ("Subsequent Fees"). The Management Agreement also requires the Company, Holdings and Acquisition Corp. to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company, Holdings or Acquisition Corp., their operations, and the services they provide to the Company, Holdings and Acquisition Corp.

        The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the Management Agreement, the Company, Holdings and Acquisition Corp. were required by the terms of the agreement to pay each of the Investor Group (x) any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus (y) the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

        As described further in Note 15, the Company terminated the Management Agreement and has paid the Investor Group an approximate $73 million termination fee, which will be reflected in the Company's Statement of Operations in the third fiscal quarter of 2005.

12.    Derivative Financial Instruments

        During the six months ended March 31, 2005, the Company entered into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. As of March 31, 2005, the Company had total notional amounts hedged under these agreements of $897 million and recorded deferred gains in comprehensive income of $6 million.

        The Company recorded unrealized gains of $39 million and $17 million on the stock warrants issued to Historic Time Warner in connection with the Acquisition for the three-months and six-months ended March 31, 2005. The liability related to the stock warrants as of March 31, 2005 was $138 million, which approximates fair market value. Additionally, as more fully described in Note 15, in connection with the Initial Common Stock Offering, on May 16, 2005, the Company repurchased the three-year warrants from Historic Time Warner at a cost of approximately $138 million, which approximated fair value at that date.

13.    Segment Information

        As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental areas: recorded music and music publishing. Information as to each of these operations is set forth below.

        The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets ("OIBDA"). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

        The accounting policies of the Company's business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation or combination and, therefore, do not themselves impact consolidated or combined results.

        During 2004, in connection with the Acquisition, the Company changed its methodology for allocating certain corporate costs to its business segments. Accordingly, the Company has restated its operating performance measures for the prior period to reflect its new cost-allocation methodology on a consistent basis.

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
			(in millions)
Revenues
Recorded music	$621	$1,561	$190	$402	$1,430
Music publishing	154	309	55	94	253
Intersegment elimination	(8)	(15)	—	(6)	(15)

Total revenues	$767	$1,855	$245	$490	$1,668

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
OIBDA
Recorded music	$72	$266	$12	$9	$146
Music publishing	47	71	15	30	57
Corporate expenses	(31)	(59)	(3)	(15)	(28)

Total OIBDA	$88	$278	$24	$24	$175

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$9	$18	$4	$7	$22
Music publishing	1	2	1	1	2
Corporate	4	8	1	3	7

Total depreciation	$14	$28	$6	$11	$31

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Amortization of Intangible Assets
Recorded music	$33	$66	$10	$23	$63
Music publishing	14	27	5	14	34
Corporate	—	—	—	—	—

Total amortization	$47	$93	$15	$37	$97

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Impairment of Goodwill and Other Intangibles
Recorded music	$—	$—	$—	$—	$1,019
Music publishing	—	—	—	—	—
Corporate	—	—	—	—	—

Total impairment	$—	$—	$—	$—	$1,019

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Operating Income (Loss)
Recorded music	$30	$182	$(2)	$(21)	$(958)
Music publishing	32	42	9	15	21
Corporate	(35)	(67)	(4)	(18)	(35)

Total operating income (loss)	$27	$157	$3	$(24)	$(972)

	Successor			Predecessor
	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005	One Month Ended March 31, 2004	Two Months Ended February 29, 2004	Five Months Ended February 29, 2004
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$88	$278	$24	$24	$175
Depreciation expense	(14)	(28)	(6)	(11)	(31)
Amortization expense	(47)	(93)	(15)	(37)	(97)
Impairment of goodwill and other intangible assets	—	—	—	—	(1,019)

Operating income (loss)	$27	$157	$3	$(24)	$(972)

14.    Additional Financial Information

Cash Interest and Taxes

        The Company made interest payments of approximately $66 million during the six months ended March 31, 2005, $2 million during the one month ended March 31, 2004 and $7 million in the five months ended February 29, 2004.

        The Company paid income and withholding taxes of approximately $23 million in the six months ended March 31, 2005, $7 million in the one month ended March 31, 2004 and $15 million in the five months ended February 29, 2004. The Company received foreign income tax refunds of approximately $9 million in the six months ended March 31, 2005, $8 million in the one month ended March 31, 2004 and $2 million in the five months ended February 29, 2004. With respect to income and withholding taxes paid currently but relating in a period prior to the closing of the Acquisition that was effective in March 2004, such payments are a receivable from Time Warner. Conversely, any refunds received currently that are for a period prior to the closing of the Acquisition are payable to Time Warner.

Non-cash Transactions

        Significant non-cash investing and financing activities during the five months ended February 29, 2004 included the non-cash recapitalization of certain intercompany receivables and payables between Old WMG and Time Warner.

        There were no significant non-cash investing and financing activities during the six months ended March 31, 2005 and one month ended March 31, 2004.

15.    Subsequent Events

        In March 2005, the Company's Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with the Initial Common Stock Offering. Further in May 2005 the Board of Directors approved (i) to convert all of the outstanding shares of Class L Common Stock into shares of Class A Common Stock, (ii) to rename all of the outstanding shares of Class A Common Stock as common stock, which will have the effect of eliminating from the Company's authorized capital stock the Class L Common Stock and Class A Common Stock and (iii) to authorize a 1,139 to 1 split of the Company's common stock. Accordingly, these historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the Acquisition that was effective as of March 1, 2004. Such restatement primarily related to common stock and equivalent shares information and net income (loss) per common share computations.

        The Company received approximately $517 million in net proceeds from the sale of 32,600,000 shares of common stock in connection with the Initial Common Stock Offering in May 2005, which was contributed to Holdings as an equity capital contribution. Holdings will use all of such funds and approximately $57 million of cash received through dividends received from Acquisition Corp. to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through June 15, 2005, the date of redemption.

        Further, concurrent with the Initial Common Stock Offering, the Company (i) terminated the Management Agreement with the Investor Group and paid an approximate $73 million termination fee, (ii) paid dividends of approximately $102 million to the Company's common stockholders who held shares of common stock prior to the Initial Common Stock Offering, excluding a dividend on unvested shares held by management of $7 million, (iii) repurchased the Historic Time Warner's three-year warrants at a cost of approximately $138 million and (iv) will pay certain special one-time bonuses to the employees of the Company totaling approximately $33 million (collectively, the "Concurrent Transactions"). The dividend to the Company's stockholders, the termination fee to terminate the Management Agreement and the cost to repurchase the warrants were funded using a portion of the cash on hand plus the proceeds from $250 million of new term loan borrowings under the Company's new amendment to the senior secured credit facility. As part of the Concurrent Transactions, the

Company has obtained an amendment to its senior secured credit facility to provide for, among other things, an additional $250 million of term loan, a reduction in the margin applicable on the term loan, more flexibility under certain restrictive covenants, the ability to use the proceeds from the Initial Common Stock Offering to repay part of Holdings indebtedness and to consummate certain of the Concurrent Transactions. These transactions will result in an aggregate $140 million impact to the Statement of Operations in our third fiscal quarter of 2005.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of the Acquisition and related financing (the "Transactions"). Accordingly, the discussion and analysis of operating results for the three months and six months ended March 31, 2004 does not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the "Quarterly Report"). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

        There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

  •
  the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

  •
  the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

  •
  our ability to continue to identify, sign and retain desirable talent at manageable costs;

  •
  the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

  •
  the significant threat posed to our business and the music industry by organized industrial piracy;

  •
  the impact of our restructuring plan on our business (including our ability to generate revenues and attract desirable talent);

  •
  the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

  •
  the diversity and quality of our portfolio of songwriters;

  •
  the diversity and quality of our album releases;

  •
  significant fluctuations in our results of operations and cash flows due to the nature of our business;

  •
  our involvement in intellectual property litigation;

  •
  the possible downward pressure on our pricing and profit margins;

  •
  the seasonal and cyclical nature of recorded music sales;

  •
  our ability to continue to enforce our intellectual property rights in digital environments;

  •
  the ability to develop a successful business model applicable to a digital environment;

  •
  the ability to maintain product pricing in a competitive environment;

  •
  the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

  •
  risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

  •
  the possible unexpected loss of artists and key employees and our market share as a result of our restructuring plan;

  •
  the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

  •
  the impact of rate regulations on our Music Publishing business;

  •
  risks associated with the fluctuations in foreign currency exchange rates;

  •
  our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

  •
  the enactment of legislation limiting the terms by which an individual can be bound under a "personal services" contract could impair our ability to retain the services of key artists;

  •
  potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

  •
  changes in law and government regulations;

  •
  legal or other developments related to pending litigation or the industry-wide investigation of the relationship between music companies and radio stations by the Attorney General of the State of New York;

  •
  trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

  •
  the growth of other products that compete for the disposable income of consumers;

  •
  risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

  •
  risks inherent in our acquiring or investing in other businesses;

  •
  the possibility that our owners' interests will conflict with ours or yours;

  •
  our ability to act as a stand-alone company;

  •
  increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

  •
  weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports;

  •
  the effects associated with the formation of Sony BMG Music Entertainment; and

  •
  failure to attract and retain key personnel.

        There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

        All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

INTRODUCTION

        Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

  •
  Overview.    This section provides a general description of our businesses, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

  •
  Results of operations.    This section provides an analysis of our results of operations for the three months and six months ended March 31, 2005 and 2004. This analysis is presented on both a consolidated and segmental basis.

  •
  Financial condition and liquidity.    This section provides an analysis of our cash flows for the three months ended March 31, 2005 and 2004, as well as a discussion of our financial condition and liquidity as of March 31, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures, consisting of leverage and interest coverage ratios under our senior secured credit facility.

  •
  Market Risk Management.    This section discusses how we manage exposure to potential losses arising from adverse changes in interest rates and foreign currency exchange rates.

Use of OIBDA

        We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and other intangible assets (which we refer to as "OIBDA"). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with U.S. GAAP.

Change in Fiscal Year and Basis of Presentation

        In 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, we restated our prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

        In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the three months and six months ended March 31, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is, we have presented our operating results and cash flows separately for each of the pre-acquisition two-month and five-month periods ended February 29, 2004 and the post-acquisition, one-month period ended March 31, 2004.

        The split presentation mentioned above is required under GAAP in situations when a change in accounting basis occurs. This is because the new accounting basis requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not strictly comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

        We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full three month and six-month periods ended March 31, 2004. This combined presentation for the three-month and six-month periods ended March 31, 2004 simply represents the mathematical addition of the pre-acquisition, two-month and five-month periods ended February 29, 2004 and the post-acquisition, one-month period ended March 31, 2004. It is not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included herein.

        Though we believe that the combined presentation is most meaningful for the three and six months ended March 31, 2004, it is not in conformity with GAAP. As such, we have supplemented our historical operating results for that period, as appropriate, with pro forma financial information and have further highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

OVERVIEW

Description of Business

        We are one of the world's major music companies. Effective as of March 1, 2004, substantially all of Time Warner Inc.'s music division was acquired from Time Warner by us for approximately $2.6 billion.

        We classify our business interests into two fundamental areas: Recorded Music and Music Publishing. A brief description of those operations is presented below.

        Our business is seasonal. Therefore, operating results for the three months and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

Recorded Music Operations

        Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division ("WMI"), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries.

        Our Recorded Music operations also include a catalog division named Warner Strategic Marketing ("WSM"). WSM specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to/from third parties for various uses, including film and television soundtracks.

        Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation ("WEA Corp."), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

        Our principal recorded music revenue sources are sales of CDs, digital downloads and other recorded music products and license fees received for the ancillary uses of our recorded music catalog. The principal costs associated with our Recorded Music operations are as follows:

  •
  artist and repertoire costs—the costs associated with (i) signing and developing artists, (ii) creating master recordings in the studio, (iii) creating artwork for album covers and liner notes and (iv) paying royalties to artists, producers, songwriters, other copyright holders and trade unions;

  •
  manufacturing, packaging and distribution costs—the costs to manufacture and distribute product to wholesale and retail distribution outlets;

  •
  marketing and promotion costs—the costs associated with the promotion of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

  •
  administration costs—the costs associated with general overhead and other administrative costs, as well as costs associated with anti-piracy initiatives.

Music Publishing Operations

        Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also include Warner Bros. Publications ("WBP"), which markets printed versions of our music throughout the world. On December 15, 2004, we entered into a definitive agreement to sell WBP to Alfred Publishing. The sale closed on May 31, 2005, and is not expected to have a material effect on our future operating results and financial condition.

        Publishing revenues are derived from four main royalty sources:

  •
  Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ring tones.

  •
  Performance: the licensor receives royalties if the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

  •
  Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

  •
  Other: the licensor receives royalties from other uses such as stage productions and printed sheet music.

        The principal costs associated with our Music Publishing operations are as follows:

  •
  repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works;

  •
  manufacturing, packaging and distribution costs—the costs to manufacture and distribute sheet music and songbooks to retail distribution outlets and schools; and

  •
  administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

        Over the past four years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format which has slowed the historical growth pattern of recorded music sales. While potential new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats, significant revenue streams from these new markets have yet to emerge. Accordingly, although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline, as witnessed from 1999 to 2003, which would continue to negatively affect operating results. For example, as of May 29, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.5% year-over-year. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

        Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We have conducted a detailed assessment of our existing cost structure. As a result of this assessment, we have identified substantial cost-reduction opportunities in our business, the majority of which are associated with headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead. By the end of March 2004, we had implemented approximately $250 million of annualized cost savings, of which approximately $202 million has been reflected in our statement of operations through March 31, 2005. We have completed substantially all of our restructuring efforts. We project the one-time costs associated with our restructuring to be $225 million to $250 million, of which approximately $165 million has been paid through March 31, 2005. There are still significant risks associated with the restructuring plan. See "Risk Factors."

Transactions with Time Warner and its Affiliates

        As previously described, prior to March 1, 2004, Old WMG was owned and operated by Time Warner. As such, in the normal course of conducting our business, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. In particular, Old WMG purchased manufacturing packaging and physical distribution services from affiliates of Time Warner, and Time Warner funded its operating and capital requirements. See Note 21 to our audited financial statements for a summary of the principal transactions between Old WMG and Time Warner and its affiliates.

        Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations to Cinram at the end of October 2003. Prior to the sale, these operations were under the control of Time Warner and Old WMG's management. As such, pricing for such services was not negotiated on an arm's-length basis and did not reflect market rates. As part of the sale, Time Warner and Old WMG entered into long-term arrangements with Cinram. Under these arrangements, Cinram will provide manufacturing, packaging and physical distribution services for our products in the U.S. and Europe at favorable, market-based rates that were negotiated on an arm's-length basis.

        With respect to the financing arrangements with Time Warner, all cash received or paid by Old WMG was included in, or funded by, clearing accounts or shared international cash pools within Time Warner's centralized cash management system. Some of those arrangements were interest-bearing and others were not. Accordingly, historical net interest expense is not representative of the amounts incurred by us under our new leveraged capital structure created in connection with the Acquisition.

Future Charges and Payments Relating to Executive Compensation

        Primarily in 2004, but also to a limited extent in 2005, we sold shares of restricted stock and granted options to various employees to assist us in recruiting, retaining and motivating key employees. We subsequently determined that certain shares of restricted stock may have been sold at prices below fair market value on the applicable date of sale and certain options may have had exercise prices below fair market value on the applicable date of grant.

        As a result, certain U.S. employee holders of restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for us to address these issues, including implementing the changes permitted by Notice 2005-1, on April 11, 2005, our board, based on a re-assessment of fair market values on the applicable dates, approved the actions described below.

        Restricted Stock.    The Company is authorized to pay each employee who purchased restricted stock on or after May 1, 2004 at prices that may have been below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election will be an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonus that would be payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent would be an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. We will also pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which we expect to pay and expense in the third fiscal quarter of this year.

        Options.    We granted stock options to employees to purchase an aggregate of 5,304,116 shares with a weighted average exercise price of $1.62. The exercise prices of these options are expected to be adjusted to prices equal to the applicable re-determined fair market values of the common stock on the applicable dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, we will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee's options over the original aggregate exercise price of the employee's options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. This will result in total cash payments of approximately $9 million, which we expect to pay and expense in the third fiscal quarter of this year.

        Non-cash, Stock-based Compensation Expense.    As a result of the aforementioned changes approved by our board, we have determined that a modification of the terms of our previously granted stock options has occurred for accounting purposes. Accordingly, we have remeasured the aggregate compensation expense relating to such grants. Based on our preliminary analysis, we expect our aggregate non-cash compensation expense to increase to approximately $34 million for all awards granted as of April 14, 2005, which will be recognized over the vesting period of such awards. Such amount of non-cash compensation expense is expected to be recognized in the following manner: $15 million in fiscal 2005, $10 million in fiscal 2006, $6 million in fiscal 2007 and $3 million in fiscal 2008.

Additional Charges and Payments to Employees

        Option Adjustments as a Result of Dividend to Investors.    In connection with the $100.5 million cash dividend we have declared and paid to the holders of our common stock holding shares of common stock prior to the Initial Common Stock Offering, consisting of the Investor Group and certain members of management, we are making an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. This payment to holders of unvested options will result in additional compensation expense of approximately $3 million in the third fiscal quarter of 2005.

        Employee Bonus Plan.    Our board has approved a special one-time bonus that is payable upon consummation of our initial common stock offering to all or substantially all of our employees, excluding senior management and any employees that have, or to whom we plan to grant, an equity participation in our company. The amount of the award granted to an employee is equal to approximately 4% of the employee's annual salary. The aggregate amount of the bonuses shall not exceed $10 million.

Termination of Management/ Monitoring Agreement

        In connection with the Acquisition, the Company entered into a management monitoring agreement (the "Management Agreement") with the Investor Group for ongoing consulting and management advisory services. Under the Management Agreement, the Company and its subsidiaries WMG Holdings Corp. and WMG Acquisition Corp. were required to pay the Investor Group an aggregate annual fee of $10 million per year (the "Periodic Fees") in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its subsidiaries, the Management Agreement required the Company, WMG Holdings Corp. and WMG Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction ("Subsequent Fees"). The Management Agreement also requires the Company, WMG Holdings Corp. and WMG Acquisition Corp. to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company, WMG Holdings Corp. and WMG Acquisition Corp., their operations, and the services they provide to the Company, WMG Holdings Corp. and WMG Acquisition Corp.

        The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the Management Agreement, the Company or any of its Subsidiaries were required under the terms of the agreement to pay each of the Investor Group (x) any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus (y) the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

        In connection with our initial common stock offering, we terminated the Management Agreement, other than with respect to reimbursement and indemnification provisions, for a fee of approximately $73 million payable to the Investor Group. The termination fee was paid in May 2005 using a portion of the cash on hand and proceeds from the $250 million new term loan borrowings under the Company's new amendment to the senior secured credit facility.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

        The following table summarizes our historical results of operations:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$767	$735	$245	$490
Costs and expenses:
Cost of revenues(1)	(400)	(388)	(130)	(258)
Selling, general and administrative expenses(1)	(293)	(316)	(97)	(219)
Amortization of intangible assets	(47)	(52)	(15)	(37)

Total costs and expenses	(740)	(756)	(242)	(514)

Operating income (loss)	27	(21)	3	(24)
Interest expense, net	(52)	(9)	(10)	1
Equity in the losses of equity-method investees, net	—	(3)	(1)	(2)
Unrealized gain on warrants	39	—	—	—
Minority interest expense	—	(3)	(3)	—

Income (loss) before income taxes	14	(36)	(11)	(25)
Income tax (expense) benefit	(10)	(12)	1	(13)

Net income (loss)	$4	$(48)	$(10)	$(38)

(1)
Includes depreciation expense of $14 million and $17 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

Consolidated Pro Forma Results

        As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the two-month period ended February 29, 2004 do not reflect the significant effects of the Transactions. Had the Transactions occurred on January 1, 2004, our pro forma results for the three months ended March 31, 2004 would have been as follows:

Pro Forma Three Months Ended March 31, 2004
(in millions, unaudited)
Revenue	$735
OIBDA	46
Depreciation and amortization	(62)
Operating loss	(16)
Interest expense, net	(29)
Net loss	(64)

        A discussion of our consolidated historical results for the three-month periods ended March 31, 2005 and 2004 follows:

Consolidated Historical Results

Revenues

        Our revenues increased to $767 million for the three months ended March 31, 2005, compared to $735 million for the three months ended March 31, 2004. The increase was largely driven by a $29 million increase in Recorded Music revenues, and a $5 million increase in Music Publishing revenues.

        Recorded Music revenues benefited from an $18 million favorable impact of foreign currency exchange rates, an approximate $31 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the three months ended March 31, 2005, digital sales of Recorded Music product of $31 million represented approximately 5% of total Recorded Music revenue. These benefits were offset by a decline in physical worldwide music sales of $30 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Music Publishing revenues benefited from a $5 million favorable impact of foreign currency exchange. While overall Music Publishing revenues remained flat, there were increases in performance and synchronization revenue of $6 million and $5 million, respectively. The increase in performance royalties related to a number of top-performing songs that were not evident in the same quarter of the prior year. Synchronization royalties continue to increase due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. Mechanical revenues saw an overall decrease of $11 million principally related to the industry-wide decline in sales of physical recorded music product, offset in part by increased royalties of $4 million from sales in newer formats. For the three months ended March 31, 2005, digital revenue from Music Publishing of $4 million represented 3% of total Music Publishing's revenue. Print revenues declined by $4 million from the prior quarter as our focus shifted to selling the business, and that sale was closed on May 31, 2005.

        See "Business Segment Results" presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

        Our cost of revenues increased to $400 million for the three months ended March 31, 2005, compared to $388 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 52% and 53% for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of revenues is impacted by an approximate $13 million unfavorable impact of foreign currency exchange rates and an increase of $11 million in manufacturing costs related to the increase in sales. This was offset by a decrease in artist and repertoire-related costs of $12 million related to cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition.

Selling, general and administrative expenses

        Our selling, general and administrative expenses were $293 million for the three months ended March 31, 2005, compared to $316 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 38% for the three months ended March 31, 2005, compared with 43% for the three months ended March 31, 2004.

Selling, general and administrative expenses decreased primarily due to a decrease of $25 million in sales and marketing costs as a result of our cost-saving initiatives and headcount reductions as well as an additional decrease of $3 million in depreciation expense related to lower capital spending requirements and lower depreciation of software development costs. The three months ended March 31, 2004 also included certain lease vacancy costs of approximately $5 million that were not incurred in the three months ended March 31, 2005. These decreases were offset by an approximate $7 million unfavorable impact of foreign currency exchange rates and approximately $3 million of management and advisory fees paid to the Investor Group.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

        As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net income (loss) for purposes of the discussion that follows:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$88	$48	$24	$24
Depreciation expense:	(14)	(17)	(6)	(11)
Amortization expense	(47)	(52)	(15)	(37)

Operating income (loss)	27	(21)	3	(24)
Interest expense, net	(52)	(9)	(10)	1
Equity in the losses of equity-method investees, net	—	(3)	(1)	(2)
Unrealized gain on warrants	39	—	—	—
Minority interest expense	—	(3)	(3)	—

Income (loss) before income taxes	14	(36)	(11)	(25)
Income tax (expense) benefit	(10)	(12)	1	(13)

Net income (loss)	$4	$(48)	$(10)	$(38)

OIBDA

        Our OIBDA increased to $88 million for the three months ended March 31, 2005, compared to $48 million for the three months ended March 31, 2004. Expressed as a percentage of revenues, total OIBDA margin was 11% and 7% for the three months ended March 31, 2005 and 2004, respectively. The increase related to a $51 million increase in Recorded Music OIBDA and a $2 million increase in Music Publishing OIBDA, offset by a $13 million increase in corporate expenses.

        Recorded Music OIBDA benefited principally from approximately $31 million of lower marketing and overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions due to the continued decline in physical sales.

        Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

        Corporate expenses increased by $13 million due to higher costs associated with operating as an independent company including $3 million of management and advisory fees paid to the Investor Group. Significant other costs were incurred in relation to functioning as a public company, including audit fees, consultant fees for Sarbanes-Oxley and the hiring of several new corporate employees.

        See "Business Segment Results" presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

        Our depreciation expense decreased to $14 million for the three months ended March 31, 2005, compared to $17 million for the three months ended March 31, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

        Our amortization expense decreased to $47 million for the three months ended March 31, 2005, compared to $52 million for the three months ended March 31, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

        Our operating income increased to $27 million for the three months ended March 31, 2005, compared to an operating loss of $21 million for the three months ended March 31, 2004. The improvement in operating income related to a $40 million increase in OIBDA, a $3 million decrease in depreciation expense and a $5 million decrease in amortization expense. See "Business Segment Results" presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

        Our net interest expense increased to $52 million in the three months ended March 31, 2005, compared to $9 million for the three months ended March 31, 2004. The increase primarily related to the approximately $1.8 billion of debt issued in March 2004 in connection with the capitalization of the Company and the approximately $696 million of debt issued by Holdings in December 2004.

Equity in the losses of equity-method investees, net

        We did not recognize any gains or losses related to equity-method investees in the three months ended March 31, 2005. However, for the three months ended March 31, 2004, we recognized $3 million of equity in losses of equity-method investees principally related to certain of our former loss-generating investees, such as our former interest in MusicNet.

Unrealized gain on warrants

        We recognized a $39 million unrealized gain on stock warrants issued to Time Warner in connection with the Acquisition for the three months ended March 31, 2005. There was no change in the value of the stock warrants during the post-acquisition one-month period ended March 31, 2004, included in the comparable period. Further, because the two month period ended February 29, 2004 was pre-Acquisition, the stock warrants were not outstanding and no comparable charge was recognized for that period. In connection with the Company's Initial Common Stock Offering, the Company repurchased the three-year warrants at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

        We recognized minority interest expense of $3 million for the three months ended March 31, 2004. This expense related to dividends for the one month ended March 31, 2004 on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. Because the three-month period ended March 31, 2004 included pre-Acquisition periods related to the two months ended February 29, 2004, the subsidiary preferred stock was not outstanding and no charge for minority expense was recognized for that period. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes. As such, there are no comparable charge recognized during the three months ended March 31, 2005.

Income tax expense

        We incurred income tax expense of $10 million for the three months ended March 31, 2005, compared to an income tax expense of $12 million for the three months ended March 31, 2004. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner consolidated tax return and were able to recognize U.S.-based deferred tax benefits on domestic-source net operating losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner consolidated tax group terminated along with our ability to recognize similar, U.S.-based, deferred tax benefits. Accordingly, the income tax expense in 2004 primarily relates to the tax provisions on foreign-source income. There were no offsetting income tax benefits on domestic-source losses recognized in 2005 due to the uncertainty of realization of those deferred tax assets.

Net income (loss)

        We recognized net income of $4 million for the three months ended March 31, 2005, compared to a net loss of $48 million for the three months ended March 31, 2004. As described more fully above, the improvement in 2005 related principally to the $48 million increase in operating income (including $8 million of lower depreciation and amortization expense) primarily related to the decrease in operating costs as a result of our cost savings initiatives and the $39 million unrealized gains on warrants. This was partially offset by the $43 million higher net interest cost we recognized in 2005.

Business Segment Results

        Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$621	$592	$190	$402
OIBDA	72	21	12	9
Operating income (loss)	30	(23)	(2)	(21)
Music Publishing
Revenue	154	149	55	94
OIBDA	47	45	15	30
Operating income (loss)	32	24	9	15
Corporate and Revenue Eliminations
Revenue eliminations	(8)	(6)	—	(6)
OIBDA	(31)	(18)	(3)	(15)
Operating income (loss)	(35)	(22)	(4)	(18)
Total
Revenue	767	735	245	490
OIBDA	88	48	24	24
Operating income (loss)	$27	$(21)	$3	$(24)

Recorded Music

        Recorded Music revenues increased by 5% to $621 million for the three months ended March 31, 2005, compared to $592 million for the three months ended March 31, 2004. Expressed as a percentage of revenue, Recorded Music OIBDA margin was 12% and 4% for the three months ended March 31, 2005 and 2004, respectively. Revenues benefited from an $18 million favorable impact of foreign currency exchange rates, an approximate $31 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the three months ended March 31, 2005 digital sales of Recorded Music product was $31 million. These benefits were offset by a decline in physical worldwide music sales of $30 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Recorded Music OIBDA increased to $72 million for the three months ended March 31, 2005, compared to $21 million for the three months ended March 31, 2004. Recorded Music OIBDA benefited principally from approximately $31 million of lower marketing and overhead costs associated with our cost-savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a decrease in contribution margins due to the continued decline in physical sales.

        Recorded Music operating income improved to $30 million for the three months ended March 31, 2005, compared to a loss of $23 million for the three months ended March 31, 2004. Recorded Music operating income (loss) included the following components:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$72	$21	$12	$9
Depreciation and amortization	(42)	(44)	(14)	(30)

Operating income (loss)	$30	$(23)	$(2)	$(21)

        The $53 million improvement in operating income relates primarily to the increase in OIBDA described above and to a decrease of $2 million of depreciation and amortization expense.

Music Publishing

        Music Publishing revenues increased by 3% to $154 million for the three months ended March 31, 2005, compared to $149 million for the three months ended March 31, 2004. Revenues benefited from a $5 million favorable impact of foreign currency exchange. While overall Music Publishing revenues remained flat excluding the impact of foreign currency exchange, there were increases in performance and synchronization revenue of $6 million and $5 million, respectively. The increase in performance royalties related to a number of top-performing songs that were not evident in the same quarter of the prior year. Synchronization royalties increased due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. Mechanical revenues saw an overall decrease of $11 million principally related to the industry-wide decline in sales of physical recorded music product, offset in part by increased royalties of $4 million from sales in newer formats, such as music DVDs and mobile phone ring tones. For the three months ended March 31, 2005 revenues from digital sales in Music Publishing were $4 million. Print revenues declined by $4 million from the prior quarter as our focus shifted to selling the business, and that sale was closed on May 31, 2005.

        Music Publishing OIBDA increased to $47 million for the three months ended March 31, 2005, compared to $45 million in the three months ended March 31, 2004. OIBDA benefited principally from lower overhead costs associated with our cost savings initiatives and a $1 million favorable impact from foreign currency exchange rates, offset by a loss of margin contributions related to the aggregate decline in mechanical and print revenues.

        Music Publishing operating income increased to $32 million in the three months ended March 31, 2005, compared to $24 million in the three months ended March 31, 2004. Music Publishing operating income includes the following components:

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	One Month Ended March 31, 2004	Two Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$47	$45	$15	$30
Depreciation and amortization	(15)	(21)	(6)	(15)

Operating income (loss)	$32	$24	$9	$15

        The $8 million increase in operating income primarily related to a $6 million decrease in depreciation and amortization expense and the $2 million increase in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $5 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Corporate Expenses

        Corporate expenses before depreciation and amortization expense increased to $31 million for the three months ended March 31, 2005, compared to $18 million for the three months ended March 31, 2004. Corporate expenses increased by $13 million due to higher costs associated with operating as an independent company, including $3 million of management and advisory fees paid to the Investor Group and costs incurred in relation to functioning as a public company, including audit fees, consultant fees for Sarbanes-Oxley and the hiring of several new corporate employees. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. Corporate depreciation and amortization expense was $4 million for both the three-month periods ended March 31, 2005 and 2004.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

        The following table summarizes our historical results of operations:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,855	$1,913	$245	$1,668
Costs and expenses:
Cost of revenues(1)	(981)	(1,036)	(130)	(906)
Selling, general and administrative expenses(1)	(624)	(707)	(97)	(610)
Impairment of intangible assets	—	(1,019)	—	(1,019)
Amortization of intangible assets	(93)	(112)	(15)	(97)
Restructuring costs	—	(8)	—	(8)

Total costs and expenses	(1,698)	(2,882)	(242)	(2,640)

Operating income (loss)	157	(969)	3	(972)
Interest expense, net	(90)	(12)	(10)	(2)
Net investment-related losses	—	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(12)	(1)	(11)
Deal-related and transaction costs	—	(63)	—	(63)
Unrealized gain on warrants	17	—	—	—
Other income (expense), net	4	(7)	—	(7)
Minority interest expense	(5)	(3)	(3)	—

Income (loss) before income taxes	82	(1,075)	(11)	(1,064)
Income tax (expense) benefit	(42)	(119)	1	(120)

Net income (loss)	$40	$(1,194)	$(10)	$(1,184)

(1)
Includes depreciation expense of $28 million and $37 million for the six months ended March 31, 2005 and March 31, 2004, respectively.

Consolidated Pro Forma Results

        As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the five-month period ended February 29, 2004 do not reflect the significant effects of the Transactions. Had the Transactions occurred on October 1, 2003, our pro forma results for the six months ended March 31, 2004 would have been as follows:

Pro Forma Six Months Ended March 31, 2004
(in millions, unaudited)
Revenue	$1,912
OIBDA	201
Impairment of goodwill and other intangible assets	(1,019)
Depreciation and amortization	(126)
Operating income (loss)	(944)
Interest expense, net	(64)
Net income (loss)	(803)

        A discussion of our consolidated historical results for the six-month periods ended March 31, 2005 and 2004 follows:

Consolidated Historical Results

Revenues

        Our revenues decreased to $1.855 billion for the six months ended March 31, 2005, compared to $1.913 billion for the six months ended March 31, 2004. The decrease was largely driven by a $59 million decrease in Recorded Music revenues, offset by a $1 million increase in Music Publishing revenues. Recorded Music revenues benefited from a $63 million favorable impact of foreign currency exchange rates, and an approximate $51 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the six months ended March 31, 2005, digital sales of Recorded Music product of $51 million represented approximately 3% of total Recorded Music revenue. These benefits were more than offset by a decline in physical worldwide music sales of $176 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Music Publishing revenues benefited from a $12 million favorable impact of foreign currency exchange rates, which was offset by a $14 million decrease in mechanical and performance revenues principally related to the industry-wide decline in sales of physical recorded music product and a lower number of top-performing songs in comparison to the comparable period in the prior year, offset in part by increased royalties of $9 million from sales in newer formats, such as music DVDs and mobile phone ring tones. Synchronization royalties increased by $4 million due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. Print revenues declined by approximately $4 million, which was due, in part, to the shifting of focus to selling the business, and that sale was closed on May 31, 2005.

        See "Business Segment Results" presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

        Our cost of revenues decreased to $981 million for the six months ended March 31, 2005, compared to $1.036 billion for the six months ended March 31, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the six months ended March 31, 2005 and 2004, respectively. The decrease in cost of revenues principally relates to approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreements that went into effect in late October 2003, approximately $80million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs, and cost savings associated with the restructuring plan that was implemented in 2004 in connection with the Acquisition. These cost reductions were partially offset by an approximate $42 million unfavorable impact of foreign currency exchange rates.

Selling, general and administrative expenses

        Our selling, general and administrative expenses were $624 million for the six months ended March 31, 2005, compared to $707 million for the six months ended March 31, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 34% for the six months ended March 31, 2005, compared with 37% for the six months ended March 31, 2004. Selling, general and administrative expenses decreased due to a decrease of $91 million in sales and marketing costs as a result of our cost-saving initiatives and headcount reductions, as well as a decrease in depreciation expense of $9 million related to lower capital spending requirements and lower depreciation of software development costs. These decreases were offset by an approximate $21 million unfavorable impact of foreign currency exchange rates, approximately $5 million of management and advisory fees paid to the Investor Group, and $28 million of higher corporate expenses as discussed further below, including higher costs associated with operating as an independent company.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

        As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net income (loss) for purposes of the discussion that follows:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$278	$199	$24	$175
Depreciation expense:	(28)	(37)	(6)	(31)
Amortization expense	(93)	(112)	(15)	(97)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	157	(969)	3	(972)
Interest expense, net	(90)	(12)	(10)	(2)
Net investment-related losses	—	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(12)	(1)	(11)
Deal—related transaction and other costs	—	(63)	—	(63)
Unrealized gain on warrants	17	—	—	—
Other income (expense), net	4	(7)	—	(7)
Minority interest expense	(5)	(3)	(3)	—

Income (loss) before income taxes	82	(1,075)	(11)	(1,064)
Income tax expense	(42)	(119)	1	(120)

Net income (loss)	$40	$(1,194)	$(10)	$(1,184)

OIBDA

        Our OIBDA increased to $278 million for the six months ended March 31, 2005, compared to $199 million for the six months ended March 31, 2004. Expressed as a percentage of revenue, total OIBDA margin was 15% and 10% for the six months ended March 31, 2005 and 2004, respectively. The increase related to a $108 million increase in Recorded Music OIBDA, offset by a $1 million decrease in Music Publishing OIBDA and a $28 million increase in corporate expenses.

        Recorded Music OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreement that went into effect in late October 2003, a $10 million favorable impact from foreign currency exchange rates and approximately $70 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales. Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $2 million favorable impact from foreign currency exchange rates, but was more than offset by a loss of margin contributions related to the aggregate decline in mechanical, performance and print revenues.

        Corporate expenses increased by $28 million due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate related costs were allocated in 2003 to Time Warner's former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. See "Business Segment Results" presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

        Our depreciation expense decreased to $28 million for the six months ended March 31, 2005, compared to $37 million for the six months ended March 31, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

        Our amortization expense decreased to $93 million for the six months ended March 31, 2005, compared to $112 million for the six months ended March 31, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

        Our operating income increased to $157 million for the six months ended March 31, 2005, compared to an operating loss of $969 million for the six months ended March 31, 2004. The improvement in operating income related to a $79 million increase in OIBDA, a $9 million decrease in depreciation expense, a $19 million decrease in amortization expense and the absence of the 2003 impairment charge of $1.019 billion. See "Business Segment Results" presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

        Our net interest expense increased to $90 million in the six months ended March 31, 2005, compared to $12 million for the six months ended March 31, 2004. The increase primarily related to the approximately $1.8 billion of debt issued in March 2004 in connection with the capitalization of the Company and the approximately $696 million of debt issued by Holdings in December 2004.

Net investment-related losses

        We did not recognize any investment-related losses for the six months ended March 31, 2005. However, for the six months ended March 31, 2004, we recognized $9 million of net investment-related losses principally related to reductions in carrying values of certain equity-method investments.

Equity in the losses of equity-method investees, net

        Our equity in the losses of equity-method investees was $1 million for the six months ended March 31, 2005, compared to $12 million for the six months ended March 31, 2004. The lower losses principally related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets acquired.

Deal-related transaction and other costs

        We did not recognize any deal-related transaction costs for the six months ended March 31, 2005. However for the six months ended March 31, 2004, we recognized $63 million of deal-related transaction and other costs. These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG's business in 2003 by Time Warner that did not occur, losses incurred in connection with the probable pension curtailment that ultimately occurred, and losses related to certain executive contractual obligations triggered upon closing of the Acquisition.

Unrealized gain on warrants

        We recognized a $17 million unrealized gain on the stock warrants issued to Time Warner in connection with the Acquisition for the six months ended March 31, 2005. There was no change in the value of the stock warrants during the post-acquisition one-month period ended March 31, 2004, included in the comparable period. Further, because the five-month period ended February 29, 2004 was pre-Acquisition, the stock warrants were not outstanding and no comparable charge was recognized for that period. In connection with the Company's Initial Common Stock Offering, the Company repurchased the three-year warrants at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

        We recognized minority interest expense of $3 million for the six months ended March 31, 2004. This expense related to dividends for the one month ended March 31, 2004 on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. Because the six-month period ended March 31, 2004 included pre-Acquisition periods related to the five months ended February 29, 2004, the subsidiary preferred stock was not outstanding and no charge for minority expense was recognized for that period. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes. As such, the comparable charge recognized during the six months ended March 31, 2005 relates to the dividends for the period from October 1, 2004 to the date of repayment.

Income tax expense

        We incurred income tax expense of $42 million and $119 million for the six months ended March 31, 2005 and 2004, respectively. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner consolidated tax return and were able to recognize U.S.-based deferred tax benefits on domestic-source net operating losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner consolidated tax group terminated along with our ability to recognize similar, U.S.-based, deferred tax benefits. Accordingly, the income tax expense in 2004 primarily relates to the tax provisions on foreign-source income. There was no offsetting income tax benefit on domestic-source losses recognized in 2004 due to the uncertainty of realization of those deferred tax assets.

Net income (loss)

        We recognized net income of $40 million for the six months ended March 31, 2005, compared to a net loss of $1.194 billion for the six months ended March 31, 2004. As described more fully above, the improvement in 2005 related principally to the $1.126 billion increase in operating income (including $28 million of lower depreciation and amortization expense) primarily relating to the absence of the $1.019 billion impairment charge and $63 million of deal-related transaction and other costs recognized in 2004. These benefits were offset, in part, by $78 million of higher net interest costs recognized in 2005.

Business Segment Results

        Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$1,561	$1,620	$190	$1,430
OIBDA(1)	266	158	12	146
Operating income (loss)(1)	182	(960)	(2)	(958)
Music Publishing
Revenue	309	308	55	253
OIBDA(1)	71	72	15	57
Operating income (loss)(1)	42	30	9	21
Corporate and Revenue Eliminations
Revenue eliminations	(15)	(15)	—	(15)
OIBDA(1)	(59)	(31)	(3)	(28)
Operating income (loss)(1)	(67)	(39)	(4)	(35)
Total
Revenue	1,855	1,913	245	1,668
OIBDA(1)	278	199	24	175
Operating income (loss)(1)	$157	$(969)	$3	$(972)

(1)
OIBDA and operating income for the six months ended March 31, 2005 have each been reduced by $8 million of restructuring costs. Of such amount, $7 million relates to Recorded Music and $1 million relates to Corporate.

Recorded Music

        Recorded Music revenues decreased to $1.561 billion for the six months ended March 31, 2005, compared to $1.620 billion for the six months ended March 31, 2004. Recorded Music revenues benefited from a $63 million favorable impact of foreign currency exchange rates, and an approximate $51 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry and an approximate $10 million increase in physical revenues by our independent distribution company. For the six months ended March 31, 2005 digital sales of Recorded Music product was $51 million. These benefits were more than offset by a decline in physical worldwide music sales of $176 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

        Recorded Music OIBDA increased to $266 million for the three months ended March 31, 2005, compared to $158 million for the three months ended March 31, 2004. Expressed as a percentage of revenue, Recorded Music OIBDA margin was 17% and 10% for the six months ended March 31, 2005 and 2004, respectively. The $108 million increase in OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $17 million of lower manufacturing costs due, in part, to lower sales volume and lower pricing under the new Cinram agreement that went into effect in late October 2003, a $10 million favorable impact from foreign currency exchange rates and approximately $70 million of lower artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales.

        Recorded Music operating income improved to $182 million for the six months ended March 31, 2005, compared to a loss of $960 million for the six months ended March 31, 2004. Recorded Music operating income (loss) included the following components:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$266	$158	$12	$146
Depreciation and amortization	(84)	(99)	(14)	(85)
Impairment of intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	$182	$(960)	$(2)	$(958)

        The $1.142 billion improvement in operating income primarily related to the absence of the 2004 impairment charge, which reduced the carrying value of our goodwill and other intangible assets by $1.019 billion, a decrease in depreciation and amortization of $15 million, and the $108 million improvement in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $7 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Music Publishing

        Music Publishing revenues increased to $309 million for the six months ended March 31, 2005, compared to $308 million for the six months ended March 31, 2004. Revenues benefited from a $12 million favorable impact of foreign currency exchange rates, which was offset by a $14 million decrease in mechanical and performance revenues principally related to the industry-wide decline in sales of physical recorded music product and a lower number of top-performing songs in comparison to the comparable period in the prior year, offset in part by increased royalties of $9 million from sales in newer formats, such as music DVDs and mobile phone ring tones. Synchronization royalties increased by $4 million due to favorable market opportunities and continued increases in sales in newer formats, such as music DVDs. For the six months ended March 31, 2005 revenues from digital sales in Music Publishing was $10 million. Print revenues declined by approximately $4 million, which was due, in part, to the shifting of focus to selling the business, and that sale was closed on May 31, 2005.

        Music Publishing OIBDA decreased to $71 million for the six months ended March 31, 2005, compared to $72 million in the six months ended March 31, 2004. OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives and a $2 million favorable impact from foreign currency exchange rates, but was more than offset by a loss of margin contributions related to the aggregate decline in mechanical, performance and print revenues.

        Music Publishing operating income increased to $42 million in the six months ended March 31, 2005, compared to $30 million in the six months ended March 31, 2004. Music Publishing operating income includes the following components:

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$71	$72	$15	$57
Depreciation and amortization	(29)	(42)	(6)	(36)

Operating income (loss)	$42	$30	$9	$21

        The $12 million increase in operating income primarily related to a $13 million decrease in depreciation and amortization expense, offset by the $1 million decrease in OIBDA discussed above. The decrease in depreciation and amortization expense principally relates to $12 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Corporate Expenses

        Corporate expenses before depreciation and amortization expense increased to $59 million for the six months ended March 31, 2005, compared to $31 million for the six months ended March 31, 2004. Corporate expenses increased due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2004 to Time Warner's former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives. Corporate depreciation and amortization expense was $8 million for each of the six-month periods ended March 31, 2005 and 2004.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

        At March 31, 2005, we had $2.550 billion of debt, $447 million of cash and equivalents (net debt of $2.103 billion, defined as total debt less cash and equivalents) and $137 million of shareholders' deficit. This compares to $1.840 million of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $280 million of shareholders' equity at September 30, 2004. The increase in net debt resulted from the issuance of $696 million of Holdings debt in December 2004 and the foreign currency exchange impact on our Sterling-denominated notes, offset by our quarterly repayment of our term loans under the senior secured credit facility. The principal factor for the reduction in shareholders' equity that occurred during the six months ended March 31, 2005 was the return of capital of $422 million paid in December 2004 from the proceeds of the Holdings Notes. We also repaid our $342 million note payable to our shareholders in October 2004, which was issued in September 2004 as part of a Return of Capital to the holders of our Class L Common Stock.

Cash Flows

        The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2005 and 2004 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Successor	Combined	Successor	Predecessor
	Six Months Ended March 31, 2005	Six Months Ended March 31, 2004	One Month Ended March 31, 2004	Five Months Ended February 29, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$292	$350	$(2)	$352
Investing activities	(61)	(2,623)	(2,640)	17
Financing activities	(342)	2,718	2,700	18

Operating Activities

        Cash provided by operations was $292 million for the six months ended March 31, 2005, compared to cash provided by operations of $350 million for the six months ended March 31, 2004. The $58 million decrease in cash provided by operations resulted primarily from $57 million of higher interest payments associated with our leveraged capital structure and $60 million of cash payments related to our restructuring activities. An additional decrease in cash provided by operations related to the timing of bonus payments. These decreases were offset by higher business segment OIBDA of $79 million.

Investing Activities

        Cash used in investing activities was $61 million for the six months ended March 31, 2005, compared to $2.623 billion for the six months ended March 31, 2004. The decrease in cash used in investing activities primarily related to the cash purchase price of $2.638 billion, including transaction costs, paid in connection with the Acquisition. In addition, capital expenditures for the six months ended March 31, 2005 were $14 million compared to $24 million for the three months ended March 31, 2004.

Financing Activities

        Cash used in financing activities was $342 million for the six months ended March 31, 2005, compared to $2.718 billion of cash provided for the six months ended March 31, 2004. Cash flows from financing activities are not comparable from period to period. In 2004, we began operating as an independent company. However, in 2003, we were owned by Time Warner. As such, all of our cash requirements were funded by Time Warner and Time Warner received most of the cash generated by us through a centralized cash management system or use of shared international cash pooling arrangements. Consequently, except for principal payments on capital leases and certain net borrowings of third-party debt, which were not significant, all financing activities for the historical 2004 period related to movement of cash between Time Warner and us.

        Cash provided by financing activities for 2004 principally reflected activities to fund the purchase price paid in connection with the Acquisition, settle intercompany receivables and payables for the period preceding the Acquisition, and modify our initial capital structure by returning a portion of the initial capital contributed by the Investor Group. In particular, we borrowed $1.650 billion which was used primarily to fund a portion of the purchase price paid in connection with the Acquisition (including transaction costs) and to pay $78 million of financing-related debt issuance costs. We also received capital contributions of $1.250 billion from the Investor Group to fund a portion of the purchase price paid in connection with the Acquisition. Finally, with respect to the pre-acquisition, two-month period ended February 29, 2004, $114 million of net funding was received by Time Warner and used, in part, to repay $124 million of third-party indebtedness. Cash used in financing activities for the six months ended March 31, 2005 primarily relates to the quarterly term loan debt repayments of $6 million, the returns of capital paid to the Investor Group of $807 million, and the $209 million redemption of subsidiary preferred stock as part of the Holdings Refinancing, offset principally by $681 million of net proceeds after debt-issuance costs from the issuance of debt as part of the Holdings Refinancing.

Liquidity

        Our primary sources of liquidity are the cash flow generated from our subsidiaries' operations, availability under the $250 million (less $4 million of outstanding letters of credit as of March 31, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our and Holdings' new debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings.

        As of March 31, 2005, our long-term debt consisted of $1.176 billion of borrowings (excluding $12 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $654 million of Acquisition Corp. Subordinated Notes and $708 million of Holdings Notes. There have been no borrowings under the revolving portion of our senior secured credit facility as of March 31, 2005.

Senior secured credit facility

        The senior secured credit facility consists of a $1.188 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments requirements under the term loan portion of our facility in quarterly principal amounts of $3 million for the first six years and nine months, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in six years in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

        Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the revolving credit facility and the term loan facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. As of March 31, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.00% and 2.00%, respectively, for borrowings under the revolving credit facility, and 1.50% and 2.50%, respectively, for borrowings under the term loan facility. The applicable margin for borrowings under both the revolving credit facility and the term loan facility are variable subject to changes in certain of our leverage ratios. Subsequent to March 31, 2005, we amended our senior secured credit agreement to lower the base rate and LIBOR margins for borrowings under the term loan facility to 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody's (or if the ratings are lower, 1.00% and 2.00%, respectively).

        In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.50%. As of March 31, 2005, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

        The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

        Concurrent with the initial public offering of the Company, the Company obtained an additional term loan of $250 million. The borrowings under the new term loan are subject to base rate and LIBOR margins of 0.75% and 1.75%, respectively.

Senior Subordinated Notes

        We have outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the "Subordinated Notes"). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

        In December 2004, Holdings, the Company's direct subsidiary, issued $847 million principal amount of debt. The $847 million principal amount of Holdings' debt consists of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the "Holdings Floating Rate Notes"), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the "Holdings Discount Notes") and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the "Holdings PIK Notes", and collectively, the "Holdings Notes"). As of March 31, 2005, Holdings had $708 million of debt on its balance sheet relating to such securities, net of issuance discounts.

        The Holdings Floating Rate Notes bear interest at a quarterly, floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest is payable quarterly in cash beginning on December 15, 2005. The Holdings Floating Rate Notes mature on December 15, 2011.

        The Holding Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the from of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014.

        The Holdings PIK Notes bear interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest is payable semi-annually beginning on June 15, 2005 either in the form of cash or additional PIK Notes at the election of the Company. The Holdings PIK Notes mature on December 15, 2014.

        The terms of the indentures governing the Acquisition Corp. Notes and Holdings Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.'s senior secured credit agreement permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.'s senior secured credit agreement. Furthermore, Holdings' subsidiaries will be permitted under the terms of Acquisition Corp.'s existing senior secured credit agreement, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

Initial Common Stock Offering

        In March 2005, our Board of Directors approved a registration statement on Form S-1 to be filed with the Securities and Exchange Commission in connection with a planned initial public offering of our common stock (the "Initial Common Stock Offering"). Prior to the consummation of the Initial Common Stock Offering, we, among other things, renamed all of our outstanding shares of Class A Common Stock as common stock and authorized a 1,139 for 1 split of our common stock. We contributed the net proceeds from the Initial Common Stock Offering of $517 million to Holdings as an equity capital contribution. Holdings will use all of such funds and approximately $57 million of cash received through dividends from Acquisition Corp. to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption. Holdings has given notice of redemption of 100% of the Holdings Floating Rate Notes, 100% of the Holdings PIK Notes, and 35% of the Holdings Discount Notes, which notes will be redeemed on June 15, 2005.

        In connection with the Initial Common Stock Offering, the Company declared dividends of $109 million to its common stockholders existing immediately prior to the Initial Common Stock Offering. Such dividends were paid in May, except for approximately $7 million owed to restricted stock holders to be paid when the shares vest. This had the effect of reducing the Company's cash and equivalents by $102 million, increasing liabilities by $7 million, and decreasing additional paid-in capital and shareholder's equity by $109 million. Further, we have repurchased from Historic Time Warner the warrants issued as part of the initial purchase price of the Acquisition for approximately $138 million, which had the effect of reducing cash and equivalents and other current liabilities by $138 million.

        Additionally, we have terminated the Management Agreement with the Investor Group for ongoing consulting and advisory services. We paid a termination fee of approximately $73 million, which reduced our cash and equivalents and stockholders' equity by $73 million in May 2005. See "Termination of Management/Monitoring Agreement" presented herein.

        Also in connection with the Initial Common Stock Offering, we intend to pay one-time special bonuses of approximately $33 million to management and employees of the Company consisting of (a) approximately $20 million to be paid to certain holders of restricted stock and stock options to make employees whole for unfavorable certain tax consequences, (b) approximately $3 million to be paid to holders of stock options representing an adjustment as a result of the special dividend to be paid to the holders of our Class L and Class A common stock and (c) approximately $10 million to substantially all of our employees who have no equity participation in the Company subsequent to the Initial Common Stock Offering. This will have the impact of decreasing cash and equivalents and stockholders' equity by $33 million when paid. See "Future Changes and Payments Relating to Executives Compensation" presented herein.

Dividends

        We intend to pay regular quarterly dividends on our common stock outstanding in an amount not to exceed $80 million per year. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our board of directors may deem relevant.

Covenant Compliance

        Our borrowing arrangements, including the senior secured credit facility, the Holding Notes and the Acquisition Corp. Notes contain certain financial covenants which are tied to ratios based on Adjusted EBITDA, which is defined under the indentures governing the notes as "EBITDA." Adjusted EBITDA (as defined in the indentures) differs from the term "EBITDA" as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, Adjusted EBITDA (as defined in indentures) also adjusts net income by excluding items or expenses not typically excluded in the calculation of "EBITDA" such as, among other items, (1) any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; (2) the amount of any restructuring charges or reserves, subject to certain limitations; (3) any non-cash charges (including any impairment charges); (4) any gain or loss resulting from hedging currency exchange risks; (5) the amount of management, monitoring, consulting and advisory fees paid to the Investor Group; and (6) any net after-tax income or loss from discontinued operations.

        Adjusted EBITDA is presented herein because it is a material component of the covenants contained within the aforementioned agreements. Non-compliance with those covenants could result in the requirement to immediately repay all amounts outstanding under those agreements which could have a material adverse effect on our results of operations, financial position and cash flow. Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Adjusted EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Adjusted EBITDA in the indentures allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

        Adjusted pro forma EBITDA as presented below is not a measure of the performance of our business and should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

        The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Adjusted EBITDA as defined, and the calculation of fixed charge coverage and Net Indebtedness to Adjusted EBITDA ratios under our indentures governing the notes of Acquisition Corp. and Holdings for the most recently ended four fiscal quarters ended March 31, 2005. The terms and related calculations are defined in the indenture (in millions, except ratios).

Pro Forma
Twelve Months Ended March 31, 2005
Net loss of Warner Music Group	$(188)
Minority interest expense	16
Warrant mark-to-market—Warner Music Group	99
Interest expense—Warner Music Group	1

Net loss of Holdings Corp.	(72)
Warrant mark-to-market—Holdings Corp.	4
Interest expense—Holdings Corp.	18

Net loss of Acquisition Corp.	(50)
Interest expense, net	141
Income tax expense	73
Depreciation and amortization	240
Management fees(a)	10
Restructuring costs(b)	26
Equity in losses of equity method investees(c)	2
Loss on repayment of bridge loan(d)	6
Non-cash compensation expense(e)	10

Adjusted EBITDA	458
Cost savings from Acquisition-related restructuring(f)	48

Adjusted pro forma EBITDA	$506

Pro Forma
Twelve Months Ended March 31, 2005
Fixed Charges(g)—Acquisition Corp.	$109
Fixed Charges(h)—Holdings Corp.	$142
Net Indebtedness—Acquisition Corp.	$1,402
Net Indebtedness—Holdings Corp.	$2,110
Fixed Charges Coverage ratio(i)—Acquisition Corp.	4.64x
Fixed Charges Coverage ratio(i)—Holdings Corp.	3.56x
Net Indebtedness to Adjusted pro forma EBITDA ratio (j)—Acquisition Corp.	2.77x
Net Indebtedness to Adjusted pro forma EBITDA ratio(j)—Holdings Corp.	4.17x
Net Senior Indebtedness to Adjusted pro forma EBITDA ratio(j)—Acquisition Corp.	1.48x

(a)
Reflects management fees paid to the Investor Group for management advisory services.

(b)
Reflects costs associated with the restructuring plan and pre-Acquisition restructurings.

(c)
Represents our share of the net income of investments in companies accounted for using the equity method.

(d)
Reflects loss incurred on the repayment of the bridge loan used to fund the Acquisition.

(e)
Reflects costs of stock-based compensation accounted for under FAS 123 and representative costs of services provided by employees of the Investor Group who have filled in management roles on an interim basis.

(f)
Reflects reduction in operating expenses from restructurings already implemented for which the cost savings have not been fully reflected in our Statement of Operations.

(g)
Fixed charges is defined in the indenture as consolidated interest expense excluding certain noncash interest expense. Pro forma effect has been given to the fixed charge for the Transactions as if they had occurred as of April 1, 2004.

(h)
Fixed charges is defined in the indenture as consolidated interest expense excluding certain noncash interest expense. Pro forma effect has been given to fixed charges for the Holdings Notes as if they had been issued as of April 1, 2004.

(i)
In order to be in compliance with our debt covenants, the Fixed Charge coverage ratio needs to exceed a 2.0x ratio.

(j)
In order for Acquisition Corp. to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 3.75x, and its Net Senior Indebtedness to Adjusted EBITDA ratio needs to be lower than 2.5x. In order for Holdings to make certain restricted payments, including payments to Warner Music Group Corp., its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 4.25x. Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indenture governing the Acquisition Corp. Notes and Holdings Notes, respectively.

        The indentures governing the notes, subject to certain exceptions, also require us to have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 in order to incur additional debt.

Summary

        Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and the remaining one-time costs associated with the execution of our restructuring plan to generate cost savings for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As discussed in Note 23 to our audited consolidated financial statements for the seven months ended September 30, 2004, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2005, other than as described below, there have been no material changes to the Company's exposure to market risk since September 30, 2004.

        As of March 31, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

        During the six months ended March 31, 2005, the Company entered into additional interest rate swap agreements with a notional face amount of $597 million. Under these interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Based on the addition of the new interest-rate swap agreements, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of March 31, 2005 with no subsequent changes in rates for the remainder of the period.

        As previously described, Holdings issued approximately $450 million of variable-rate debt in December 2004. Each 25 basis point increase or decrease in interest rates would increase or decrease the Company's annual cash funding requirements by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2005 and no subsequent change in rates for the remainder of the period. Additionally, remaining connection with the Initial Common Stock Offering, this variable debt will be repaid and no potential funding requirement will remain subsequent to the redemption date in relation to changes in interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Certification

        The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Introduction

        The Company became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on May 10, 2005, the effective date of the Company's registration statement relating to its Initial Common Stock Offering. Acquisition Corp., a wholly owned subsidiary, became subject to the periodic and other reporting requirements of the Exchange Act on February 10, 2005, the effective date of Acquisition Corp.'s registration statement relating to its exchange offer to exchange outstanding unregistered notes for freely tradeable exchange notes that were registered under the Securities Act of 1933, as amended.

        SEC rules define "disclosure controls and procedures" as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

        SEC rules define "internal control over financial reporting" as a process designed by, or under the supervision of, a public company's principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective Disclosure Controls and Internal Controls are in place.

Internal Controls

        In connection with the most recent audit of Acquisition Corp., and subsequently the Company, our outside auditors identified a number of significant deficiencies that together constitute material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        During the transition from a division of a multinational company to a stand-alone business, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to considerably enhance our documentation of our systems and controls and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing Co., Inc., and the sale was closed on May 31, 2005. See also "Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports."

Evaluation of Disclosure Controls and Procedures

        Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weaknesses in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the Company is also in the process of reviewing its disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. Since completion of the most recent audit, the Company has undertaken a number of actions, as set forth below, to remedy the weaknesses discovered in our Internal Controls so that the Company's Disclosure Controls are effective in the future. We will continue to devote resources to improve our controls and remedy these weaknesses.

Changes in Internal Control over Financial Reporting

        We have already taken a number of actions to begin to address the items identified by our outside auditors and to provide reasonable assurances that the objectives of our Disclosure Controls and Internal Controls will be met including:

  •
  hiring a permanent chief financial officer;

  •
  establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

  •
  outsourcing our internal audit functions and hiring a director of internal audit;

  •
  hiring external resources to lead our Section 404 evaluation efforts;

  •
  adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

  •
  hiring other accounting and SEC experienced personnel to enhance the accounting department;

  •
  hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

  •
  hiring a director of taxation and other tax department members; and

  •
  entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

        We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure and continue to improve and refine our Internal Controls as an ongoing process and will continue to take corrective actions and implement improvements as appropriate.

        Other than as summarized above, there have been no changes in our Internal Controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Institution of Internal Controls in compliance with Section 404 of Sarbanes-Oxley

        As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to loss of confidence in the reliability of our financial statements. In additional, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. See also "Risk Factors—Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to clarify as to their adequacy, which could have a significant affect on our business and reputation."

RISK FACTORS

        Any of the following risks could materially and adversely affect our business, financial condition or results of operations. In such a case, you may lose all or part of your original investment.

Risks Related to the Business

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

        The Sarbanes-Oxley Act of 2002 and our being subject to the Securities Exchange Act of 1934, as amended, will require changes in some of our corporate governance and securities disclosure and compliance practices, and will require a review of our internal control procedures. For example, we are now required to have disclosure controls, which currently need to be improved. We expect these developments to increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

        We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management's time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.

        In addition to our evaluation of internal controls under Section 404 of the Sarbanes-Oxley Act and any areas requiring improvement that we identify as part of that process, in connection with our most recent audit and the most recent audit of Acquisition Corp., our outside auditors identified a number of significant deficiencies that together constitute material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

        During the transition from a subsidiary of a multinational company to a stand-alone entity, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to develop a tax group, the need to establish our own internal audit department, the need to considerably enhance our documentation of our systems and controls, and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. In December 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing and the sale was closed on May 31, 2005.

        We have already taken a number of actions to begin to address the items identified including:

  •
  hiring a permanent chief financial officer;

  •
  establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

  •
  outsourcing our internal audit functions and hiring a director of internal audit;

  •
  hiring external resources to lead our Section 404 evaluation efforts;

  •
  adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

  •
  hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

  •
  hiring other accounting and SEC experienced personnel to enhance the accounting department;

  •
  hiring a director of taxation and other tax department members; and

  •
  entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

        While we have begun to take actions to address the items identified, additional measures will be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by our outside auditors or ensure that our internal controls are effective. If we are unable to provide reliable and timely financial reports our business and prospects could suffer material adverse effects and our share price could be adversely affected.

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

        Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While DVD-Audio, DualDisc and downloadable digital files are thought to represent potential new avenues for growth, no significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales fell as the music industry witnessed a decline of 4.9% from 1999 to 2000, 5.7% from 2000 to 2001, 6.7% from 2001 to 2002 and 7.6% from 2002 to 2003. Although we believe that the recorded music industry should improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline as witnessed from 1999 to 2003. We cannot assure you as to the timing or the extent of any improvement in the industry or that the evidence of improvement in 2004 based upon U.S. sales through the one-year period ending January 2, 2005 and global sales in the first half of 2004 will continue. For example, as of May 29, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.5% year-over-year. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

        There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the ever greater price negotiating leverage of mass merchandisers and big box retailers, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs and the adoption by record companies of initially lower-margin formats such as DualDisc and DVD-Audio. See "Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment."

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

        We are dependent on identifying, signing and retaining artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow under terms that are economically attractive to us. Our competitive position is dependent on our continuing ability to attract and develop talent whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the general economic and retail environment of the countries in which we operate, as well as the appeal of our recorded music catalog and our music publishing library.

We may have difficulty addressing the threats to our business associated with home copying and Internet downloading.

        The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. For instance, the Inducing Infringement of Copyrights Act of 2004 introduced in the Senate on June 22, 2004 was not enacted in 2004. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor, such as in the recent file-sharing case in the U.S., Metro-Goldwyn-Mayer Studios, Inc. et al vs. Grokster Ltd. et al), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer. On March 29, 2005, the U.S. Supreme Court heard the appeal of the decision of the U.S. Court of Appeals for the 9th Circuit in the Grokster case. The issue to be decided by the Supreme Court is the liability of file sharing software developers and vendors for the copyright infringement that takes place on their services. Both the district court and the Ninth Circuit had found that Grokster and Streamcast could not be found contributorily and vicariously liable for the copyright infringement committed by the users of their services.

Organized industrial piracy may lead to decreased sales.

        The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2003, according to IFPI. IFPI estimates that 1.7 billion pirated units were manufactured in 2003. According to IFPI estimates, approximately 35% of all music CDs sold worldwide in 2003 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Our restructuring plan may not be successful and may adversely affect our business.

        The scope of our restructuring plan is broad and significant and may cause losses to our business that we cannot predict. At the time of the Acquisition, we had identified up to $277 million of annualized cost savings to be achieved within 18 months and had identified approximately $310 million of associated restructuring charges. Although we have now implemented annualized cost savings of approximately $250 million and expect the actual charges to be between $225 million and $250 million, we cannot assure you that:

  •
  we will actually achieve all such identified savings;

  •
  we will implement all measures needed to achieve such savings; and

  •
  the costs to implement our restructuring plan will not exceed our identified costs due to, among other things, higher than expected costs related to staff reductions or consolidation of our operations.

        The primary challenge we face in realizing the cost savings in our restructuring plan is avoiding increased costs required to support our ongoing operations. Specifically, a variety of factors could cause us not to achieve the benefits of the restructuring, or could result in harm to our business, including, among others, the following:

  •
  higher than expected retention costs for employees that will be retained;

  •
  increased operating costs or other unexpected costs associated with supporting the business and meeting financial objectives such as revenue growth;

  •
  loss of revenues and market share due to, among other things, a diminished ability to attract and hire desirable talent;

  •
  unexpected loss of artists or key employees; and

  •
  loss of revenues and market share due to, among other things, a lack of sufficient resources to promote records and albums, and a lack of sufficient resources to attract new artists.

        If we fail to successfully implement the remainder of the restructuring plan, including our cost-saving measures, our results of operations and financial position may suffer. In addition, we cannot predict the extent to which our restructuring plan may adversely affect our business.

Our involvement in intellectual property litigation could adversely affect our business.

        Our business is highly dependent upon intellectual property, a field that has encountered increasing litigation in recent years. If we are alleged to infringe the intellectual property rights of a third party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

The recorded music industry is under investigation by Eliot Spitzer, the Attorney General for the State of New York, regarding its practices in promoting its records to radio stations.

        On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General's subpoenas, we have been producing documents and expect that our production will be substantially completed in June. We understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. It is too soon to predict the outcome of this investigation, but it has the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

Due to the nature of our business, our results of operations and cash flows may fluctuate significantly from period to period.

        Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release, our release schedule, and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

Our operating results fluctuate on a seasonal and quarterly basis, and, in the event we do not generate sufficient net sales in our first fiscal quarter, we may not be able to meet our debt service and other obligations, including those under the Subordinated Notes.

        Our business is seasonal. For the twelve months ended March 31, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year which represent our first quarter under our new September 30 fiscal year. Historically, we have realized greater than 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 35% of recorded music calendar year net sales during the last three months of 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service under the notes and Subordinated Notes other obligations.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

        The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity; by its inability to enforce our intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment. It also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

Our business operations in some countries subject us to trends, developments or other events in foreign countries which may affect us adversely.

        We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country's own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

  •
  limited legal protection and enforcement of intellectual property rights;

  •
  restrictions on the repatriation of capital;

  •
  differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;

  •
  varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;

  •
  exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;

  •
  difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;

  •
  tariffs, duties, export controls and other trade barriers;

  •
  longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;

  •
  recessionary trends, inflation and instability of the financial markets;

  •
  higher interest rates; and

  •
  political instability.

        We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs. Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profit-making operations in developing countries.

        In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future other country-specific trends, developments or other events will not have such a significant adverse effect on our business, results of operations or financial condition.

Our business may be adversely affected by competitive market conditions and we may not be able to execute our business strategy.

        We intend to increase revenues and cash flow through a business strategy which requires us to, among other things, continue to maximize the value of our music assets, significantly reduce costs to maximize flexibility and adjust to new realities of the market, continue to act to contain digital piracy and capitalize on digital distribution and emerging technologies.

        Each of these initiatives requires sustained management focus, organization and coordination over significant periods of time. Each of these initiatives also requires success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences. The results of the strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement the strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers.

        Our success depends, in part, upon the continuing contributions of our executive officers. Although we have employment agreements with our executive officers, there is no guarantee that they will not leave. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

Legitimate channels for digital distribution of our creative content are a recent development, and their impact on our business is unclear and may be adverse.

        We have positioned ourselves to take advantage of the Internet and wireless as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world, which may limit our profitability.

        Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

        The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the six months ended March 31, 2005, approximately 54% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

We may not have full control and ability to direct the operations we conduct through joint ventures.

        We currently have interests in a number of joint ventures and may in the future enter into further joint ventures as a means of conducting our business. In addition, we structure certain of our relationships with recording artists and songwriters as joint ventures. We may not be able to fully control the operations and the assets of our joint ventures, and we may not be able to make major decisions or may not be able to take timely actions with respect to our joint ventures unless our joint venture partners agree.

The enactment of legislation limiting the terms by which an individual can be bound under a "personal services" contract could impair our ability to retain the services of key artists.

        California Labor Code Section 2855 ("Section 2855") limits the duration of time any individual can be bound under a contract for "personal services" to a maximum of seven years. In 1987,

Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was introduced in New York to create a statute similar to Section 2855, which did not advance. There is no assurance that New York, California or any other state will not reintroduce or introduce similar legislation in the future. In fact, legislation similar to Section 2855 has recently been introduced in the New York Assembly. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

        The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are "works made for hire". Since the effective date of U.S. copyrightability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not "works made for hire". If any of our commercially available recordings were determined not to be "works made for hire", then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

If we acquire or invest in other businesses, we will face certain risks inherent in such transactions.

        We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful.

        Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

We are controlled by entities that may have conflicts of interest with us or you in the future.

        The Investor Group controls a majority of our capital stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on our board of directors and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to our board. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of our outstanding common stock the Investor Group will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our reliance on one company for the manufacturing, packaging and physical distribution of our products in North America and Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

        Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram's continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short-term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in the next two years, beginning in 2006. If we are unable to negotiate renewals of these agreements we would have to switch to substitute suppliers. Further, pricing negotiated with Cinram in future agreements may be more or less favorable than the existing agreements.

We may be materially and adversely affected by the separation of our business from Time Warner.

        As a result of the Acquisition, we are an independent entity. We cannot assure you that our separation from Time Warner will progress smoothly, which could materially and adversely impact our results. In the past, we have relied on contractual arrangements which required Time Warner and its affiliates to provide some services such as critical transitional services and shared arrangements to us such as tax, treasury, benefits and information technology, most of which expired as of December 31, 2004. We have replaced the majority of these services and arrangements and are in the process of replacing any remaining services and arrangements that we will still need as an independent entity. The new services and arrangements we have put in place may not operate as effectively or cost effectively as those we previously received from Time Warner and we may not be able to replace any remaining services and arrangements on terms and conditions, including service levels and cost, as favorable as those we have received from Time Warner.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.

        In August 2004 Sony Music Entertainment ("Sony") and Bertelsmann Music Group ("BMG") merged their recorded music businesses to form Sony BMG Music Entertainment ("Sony BMG"). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music ("EMI") and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 25% to 30% market shares, Universal and Sony BMG, and two significantly smaller majors, EMI and us. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

        We are highly leveraged. As of March 31, 2005, our total consolidated indebtedness was $2.550 billion. In addition, on May 13, 2005, we borrowed an additional $250 million under our amended senior secured credit facility as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity." We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of current letters of credit).

        Our high degree of leverage could have important consequences for you, including:

  •
  making it more difficult for us and our subsidiaries to make payments on indebtedness;

  •
  increasing our vulnerability to general economic and industry conditions;

  •
  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

  •
  exposing us to the risk of increased interest rates as certain of the borrowings of our subsidiaries, including borrowings under our senior secured credit facility, will be at variable rates of interest;

  •
  limiting our ability and the ability of our subsidiaries to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

  •
  limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indenture relating to the Subordinated Notes and Holding Notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists, and songwriters capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        Our senior secured credit agreement and the indenture governing the Subordinated Notes and Holdings Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our restricted subsidiaries to, among other things:

  •
  incur additional indebtedness or issue certain preferred shares;

  •
  pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

  •
  make certain investments;

  •
  sell certain assets;

  •
  create liens on certain indebtedness without securing the notes;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with our affiliates; and

  •
  designate our subsidiaries as unrestricted subsidiaries.

        In addition, under our senior secured credit agreement, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under our senior secured credit agreement. Upon the occurrence of an event of default under our senior secured credit agreement, the lenders could elect to declare all amounts outstanding under our senior secured credit agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit agreement could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit agreement. If the lenders under our senior secured credit agreement accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit agreement, as well as any unsecured indebtedness.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General's inquiry, we have been producing documents and expect that our production will be substantially completed in June. We also understand that the investigation has been expanded to include companies that own radio stations.

        We are involved in litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against us will have, individually, or in the aggregate, a material adverse effect on our business. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            Item 2 is not applicable and has been omitted.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

            Item 3 is not applicable and has been omitted.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Item 4 is not applicable and has been omitted.

ITEM 5.    OTHER INFORMATION

            Item 5 is not applicable and has been omitted.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp.**
3.2	Amended and Restated Bylaws of Warner Music Group Corp.**
10.1	Restricted Stock Award, dated as of January 28, 2005, between Warner Music Group Corp. and David H. Johnson(1)
10.2	Separation Agreement and Release dated as of March 31, 2005 between Warner Music Inc. and Les Bider(2)
10.3	Employment Agreement dated as of March 7, 2005 between Warner/Chappell Music, Inc. and Richard Blackstone(3)
10.4	Restricted Stock Award Agreement dated as of March 7, 2005 between Warner Music Group Corp. and Richard Blackstone(3)
31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended**
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Pursuant to SEC Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.

**
Filed herewith

(1)
Incorporated by reference to Warner Music Group Corp.'s Registration Statement on Form S-1 (File No. 333-123249).

(2)
Incorporated by reference to WMG Acquisition Corp.'s Current Report on Form 8-K filed on April 1, 2005 (File No. 333-121322)

(3)
Incorporated by reference to WMG Acquisition Corp.'s Current Report on Form 8-K filed on April 11, 2005 (File No. 333-121322)

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 13, 2005

WARNER MUSIC GROUP CORP.
By:	/s/ EDGAR BRONFMAN, JR.
Name: Edgar Bronfman, Jr. Title: Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
By:	/s/ MICHAEL D. FLEISHER
Name: Michael D. Fleisher Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

WARNER MUSIC GROUP CORP. INDEX
PART I—FINANCIAL INFORMATION
Warner Music Group Corp. (formerly known as WMG Parent Corp.) Consolidated Balance Sheets
Warner Music Group Corp. (formerly known as WMG Parent Corp.) Consolidated and Combined Statements of Operations (Unaudited) Three Months Ended March 31, 2005, One Month Ended March 31, 2004 and Two Months Ended February 29, 2004
Warner Music Group Corp. (formerly known as WMG Parent Corp.) Consolidated and Combined Statements of Operations (Unaudited) Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
Warner Music Group Corp. (formerly known as WMG Parent Corp.) Consolidated and Combined Statements of Cash Flows (Unaudited) Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
Warner Music Group Corp. (formerly known as WMG Parent Corp.) Consolidated and Combined Statements of Shareholders' and Group Equity (Unaudited) Six Months Ended March 31, 2005, One Month Ended March 31, 2004 and Five Months Ended February 29, 2004
Warner Music Group Corp. (formerly known as WMG Parent Corp.) Notes to Consolidated and Combined Interim Financial Statements (Unaudited)
RISK FACTORS
Risks Related to the Business
Risks Related to our Leverage
PART II—OTHER INFORMATION
SIGNATURE