Form 10-Q
period 2005-06-30
Warner Music Group Corp.
filed 2005-08-11
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32502

Warner Music Group Corp.

(Exact name of Registrant as specified in its charter)

Delaware	13-4271875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza

New York, NY 10019

(Address of principal executive offices)

(212) 275-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of August 8, 2005, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 148,455,312.724.

WARNER MUSIC GROUP CORP.

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (unaudited)	1
	Consolidated Balance Sheets as of June 30, 2005 and September 30, 2004	1
	Consolidated and Combined Statements of Operations for the Three Months Ended June 30, 2005 and 2004	2
	Consolidated and Combined Statements of Operations for the Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004	3
	Consolidated and Combined Statements of Cash Flows for the Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004	4
	Consolidated and Combined Statements of Shareholders’ and Group Equity for the Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004	5
	Notes to Consolidated and Combined Interim Financial Statements	6
	Supplementary Information—Condensed Consolidating Financial Statements	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	65
Part II.	Other Information
Item 1.	Legal Proceedings	80
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Submission of Matters to a Vote of Security Holders	80
Item 5.	Other Information	80
Item 6.	Exhibits	81
Signatures		82

ITEM 1.	FINANCIAL STATEMENTS (unaudited)

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Consolidated Balance Sheets

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$265	$555
Accounts receivable, less allowances of $203 million and $222 million	470	571
Inventories	43	65
Royalty advances expected to be recouped within one year	194	223
Deferred tax assets	39	38
Other current assets	99	86

Total current assets	1,110	1,538
Royalty advances expected to be recouped after one year	194	223
Investments	22	8
Property, plant and equipment, net	155	189
Goodwill	954	978
Intangible assets subject to amortization, net	1,875	1,937
Intangible assets not subject to amortization	100	100
Other assets	111	117

Total assets	$4,521	$5,090

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$192	$226
Accrued royalties	1,062	1,003
Taxes and other withholdings	12	10
Current portion of long-term debt	17	12
Note payable to shareholders	—	342
Other current liabilities	385	587

Total current liabilities	1,668	2,180
Long-term debt	2,232	1,828
Deferred tax liabilities, net	257	265
Other noncurrent liabilities	251	333
Minority interest in preferred stock of subsidiary	—	204

Total liabilities	4,408	4,810

Shareholders’ equity:
Common Stock, ($0.001 par value; 500,000,000 shares authorized; 148,455,313 shares issued and outstanding)	—	—
Additional paid-in capital	546	512
Accumulated deficit	(450)	(238)
Accumulated other comprehensive income, net	17	6

Total shareholders’ equity	113	280

Total liabilities and shareholders’ equity	$4,521	$5,090

See accompanying notes.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Consolidated and Combined Statements of Operations (Unaudited)

Three Months Ended June 30, 2005 and 2004

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(in millions, except per share amounts)
Revenues	$742	$726
Costs and expenses:
Cost of revenues	(396)	(393)
Selling, general and administrative expenses(a)(b)	(318)	(276)
Amortization of intangible assets	(47)	(45)
Loss on termination of management agreement	(73)	—

Total costs and expenses	(834)	(714)

Operating (loss) income	(92)	12
Interest expense, net	(50)	(35)
Net investment related gains	1	—
Equity in the gains of equity-method investees, net	—	1
Loss on repayment of Holdings Notes	(35)	—
Loss on repayment of bridge loan	—	(6)
Unrealized loss on warrants	—	(47)
Minority interest expense(b)	—	(6)
Other income (expense), net	1	—

Loss before income taxes	(175)	(81)
Income tax expense	(4)	(10)

Net loss	$(179)	$(91)

Net loss per common share:
Basic	$(1.41)	$(0.85)

Diluted	$(1.41)	$(0.85)

Average common shares:
Basic	127.0	107.5

Diluted	127.0	107.5

(a) Includes depreciation expense of	$(12)	$(15)

(b) Includes the following expenses resulting from transactions with related companies:
Selling, general and administrative expense	$(1)	$(3)
Minority interest expense	$—	$(6)

See accompanying notes.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Consolidated and Combined Statements of Operations (Unaudited)

Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004

and Five Months Ended February 29, 2004

	Nine Months Ended June 30, 2005	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor		Predecessor
	(in millions, except per share amounts)
Revenues(b)	$2,597	$971	$1,668
Costs and expenses:
Cost of revenues(b)	(1,377)	(523)	(906)
Selling, general and administrative expenses(a)(b)	(942)	(373)	(610)
Impairment of goodwill and other intangible assets	—	—	(1,019)
Amortization of intangible assets	(140)	(60)	(97)
Loss on termination of management agreement	(73)	—	—
Restructuring costs	—	—	(8)

Total costs and expenses	(2,532)	(956)	(2,640)

Operating income (loss)	65	15	(972)
Interest expense, net(b)	(140)	(45)	(2)
Net investment-related gains (losses)	1	—	(9)
Equity in the losses of equity-method investees, net	(1)	—	(11)
Deal-related transaction and other costs	—	—	(63)
Loss on repayment of Holdings Notes	(35)	—	—
Loss on repayment of bridge loan	—	(6)	—
Unrealized gain (loss) on warrants	17	(47)	—
Other income (expense), net(b)	5	—	(7)
Minority interest expense(b)	(5)	(9)	—

Loss before income taxes	(93)	(92)	(1,064)
Income tax expense	(46)	(9)	(120)

Net loss	$(139)	$(101)	$(1,184)

Net loss per common share:
Basic	$(1.22)	$(0.94)

Diluted	$(1.22)	$(0.94)

Average common shares:
Basic	114.1	107.5

Diluted	114.1	107.5

(a) Includes depreciation expense of	$(40)	$(21)	$(31)

(b) Includes the following income (expenses) resulting from transactions with related companies:
Revenues	$—	$—	$25
Cost of revenues	$—	$—	$(46)
Selling, general and administrative expense	$(6)	$(3)	$(42)
Interest expense, net	$—	$—	$3
Other expense, net	$—	$—	$(7)
Minority interest expense	$(5)	$(9)	$—

See accompanying notes.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Consolidated and Combined Statements of Cash Flows (Unaudited)

Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004 and Five Months Ended February 29, 2004

	Nine Months Ended June 30, 2005	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor		Predecessor
	(in millions)
Cash flows from operating activities:
Net loss	$(139)	$(101)	$(1,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	—	1,019
Depreciation and amortization	180	81	128
Deferred taxes	(7)	2	94
Loss on repayment of debt	35	6	—
Non-cash interest expense	52	11	3
Net investment-related (gains) losses	(1)	—	9
Equity in the losses of equity-method investees, including distributions	1	—	11
Non-cash, stock-based compensation expense	18	—	—
Unrealized (gains) losses on warrants	(17)	47	—
Minority interest expense	5	9	—
Changes in operating assets and liabilities:
Accounts receivable	77	(1)	93
Inventories	6	(9)	(1)
Royalty advances	(2)	53	109
Accounts payable and accrued liabilities	(43)	(26)	32
Other balance sheet changes	7	(35)	39

Net cash provided by operating activities	172	37	352

Cash flows from investing activities:
Acquisition of Old WMG	—	(2,638)	—
Investments in acquired businesses, net of cash acquired	(49)	(4)	—
Acquisitions of publishing copyrights	(19)	(1)	(6)
Other investment additions	(16)	—	(10)
Proceeds from the sale of investments	50	—	57
Capital expenditures	(20)	(5)	(24)

Net cash (used in) provided by investing activities	(54)	(2,648)	17

Cash flows from financing activities:
Borrowings, net of financing costs	926	2,249	—
Debt repayments	(584)	(631)	(124)
Capital contributions	—	—	262
Cash paid to repurchase warrant	(138)	—	—
Proceeds from the issuance of common stock(b)	554	850	—
Costs to issue common stock	(27)	—	—
Proceeds from the issuance of restricted shares	1	3	—
Proceeds from the sale of preferred stock	—	400	—
Repurchase of subsidiary preferred stock	(200)	(202)	—
Dividends paid on subsidiary preferred stock	(9)	—	—
Returns of capital and dividends paid(a)	(917)	—	(410)
Loans to third parties	(10)
Decrease in amounts due from Time Warner-affiliated companies	—	—	290
Other	(3)	—	—

Net cash (used in) provided by financing activities	(407)	2,669	18

Effect of foreign currency exchange rate changes on cash	(1)	(1)	3

Net (decrease) increase in cash and equivalents	(290)	57	390
Cash and equivalents at beginning of period	555	471	81

Cash and equivalents at end of period	$265	$528	$471

(a)	Includes the repayment of a $342 million note payable to shareholders, which was issued in September 2004, as part of a return of capital.
(b)	The four months ended June 30, 2004 excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Consolidated and Combined Statements of Shareholders’ and Group Equity (Unaudited)

Nine Months Ended June 30, 2005, Four Months Ended June 30, 2004

and Five Months Ended February 29, 2004

	Nine Months Ended June 30, 2005	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor		Predecessor
	(in millions)
Balance at beginning of period(a)	$280	$1,691	$2,673
Adjustments to record the Acquisition:
Elimination of historical equity balances	—	(1,691)	—
Capital contributions	—	850	—

Balance at March 1, 2004, adjusted to give effect to the Acquisition	—	850	—
Comprehensive loss:
Net loss(b)	(139)	(101)	(1,184)
Foreign currency translation adjustment	1	(3)	24
Deferred gains on foreign exchange contracts	—	—	4
Deferred gains on derivative financial instruments	10	—	—

Total comprehensive loss	(128)	(104)	(1,156)

Issuance of common stock	525	—
Return of capital and dividends paid	(581)	—	(1,037)
Capital contributions	—	—	262
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	949
Issuance of stock options and restricted shares	17	3	—

Balance at end of period	$113	$749	$1,691

(a)	Beginning balance for four months ended June 30, 2004 relates to the predecessor balance as of February 29, 2004.
(b)	Net loss for the five months ended February 29, 2004 includes an approximate $1.019 billion impairment charge to reduce the carrying value of goodwill, trademarks and other intangible assets.

See accompanying notes.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (formerly known as WMG Parent Corp.) (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is one of the world’s major music content companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”. Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”).

On May 10, 2005 the Company sold 32,600,000 shares of its common stock in an initial public offering (the “Initial Common Stock Offering”). In connection with the Initial Common Stock Offering, the Company (i) converted all its formerly outstanding shares of Class L Common Stock into shares of Class A Common Stock, (ii) renamed all of its formerly outstanding shares of Class A Common Stock as “common stock”, which had the effect of eliminating from the Company’s authorized capital stock the Class L Common Stock and Class A Common Stock and (iii) authorized an approximately 1,139 to 1 split of the Company’s common stock.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

The Company’s business is seasonal. Therefore, operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2005.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In the United States, the Company’s operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. Internationally, the Company’s recorded music operations are conducted through its Warner Music International division (“WMI”) in over 50 countries outside the United States through various subsidiaries, affiliates and non-affiliated licensees. The Company’s current roster of recording artists includes, among others, Cher, Enya, Eric Clapton, Faith Hill, Green Day, Josh Groban, Kid Rock, Linkin Park, Luis Miguel, Madonna, matchbox twenty, Metallica, Phil Collins, Rob Thomas, Big & Rich, Michael Bublé, Alanis Morisette and Red Hot Chili Peppers. In addition to the more traditional methods of discovering and developing artists, the Company has implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are our current incubator labels. In addition, the Company has also entered into strategic ventures with other record labels.

The Company’s recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”), formerly known as Warner Strategic Marketing. Rhino specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

The Company’s principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and distributes music products to retailers and wholesale

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

distributors in the United States; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

The principal recorded music revenue sources to the Company are sales of CDs, digital downloads and other recorded music products, and license fees received for the ancillary uses of its recorded music catalog.

Music Publishing Operations

The Company’s music publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music-publishing affiliates of the Company. The Company owns or controls the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Its catalog includes works from a diverse range of artists and composers, including George and Ira Gershwin, Barry Gibb, Cole Porter, Dido, Madonna, Moby, Nickelback, R.E.M. and Staind. The Company also administers the music of several television and motion picture companies, including Lucasfilm, Ltd. and Hallmark Entertainment.

The Company’s music publishing operations previously included Warner Bros. Publications U.S. Inc. (“Warner Bros. Publications”), one of the world’s largest publishers of printed music. Warner Bros. Publications markets publications throughout the world containing works of such artists as Shania Twain, The Grateful Dead and Led Zeppelin. On May 31, 2005 the Company sold its printed music business to Alfred Publishing Co., Inc. (“Alfred Publishing”). See Note 3 for additional information.

The principal music publishing revenue sources to the Company are royalties for the use of its compositions on CDs and DVDs, in television commercials, ring tones, music videos and the Internet (mechanical royalties); license fees received for the use of its musical compositions on television, in motion pictures and video games (synchronization licenses) and license fees received when its compositions are performed publicly on radio and television and in other public performances (performance royalties).

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

Old Basis of Presentation

As previously described, the operations of the Company were under the control of Time Warner through the end of February 2004. In January 2001, historic Time Warner was acquired by America Online Inc. (“AOL”) in a

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

transaction hereinafter referred to as the “AOL Time Warner Merger”. The AOL Time Warner Merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the basis of the historical net assets included in the accompanying combined financial statements of the predecessor was adjusted, effective as of January 1, 2001, to reflect an allocable portion of the purchase price relating to the AOL Time Warner Merger.

For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of the Predecessor reflect all assets, liabilities, revenues, expenses and cash flows directly attributable to Old WMG. In addition, the accompanying combined financial statements include allocations of certain costs of Time Warner and Old WMG deemed reasonable by the Company’s management, in order to present the results of operations, financial position, changes in group equity and cash flows of Old WMG on a stand-alone basis. The principal allocation methodologies are described below. The financial information included herein does not necessarily reflect the results of operations, financial position, changes in group equity and cash flows of Old WMG in the future or what would have been reflected had Old WMG been a separate, stand-alone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer for the periods presented.

For all periods prior to the closing of the Acquisition, certain general and administrative costs incurred by Time Warner have been allocated to the combined financial statements of Old WMG, including pension and other benefit-related costs, insurance-related costs and other general and administrative costs. These cost allocations were determined based on a combination of factors, as appropriate, including Old WMG’s pro rata share of the revenues under the management of Old WMG and other more directly attributable methods, such as claims experience for insurance costs and employee-related attributes for pension costs. The costs allocated to the Company are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they indicative of costs that will be charged or incurred in the future. However, management believes that such allocations are reasonable.

Fiscal Year

In fiscal year 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, the Company restated its prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Amendment No. 4 to Registration Statement No. 333-123249 on Form S-1.

Recapitalization

As discussed above, on May 10, 2005, the Company sold 32,600,000 shares of its common stock in the Initial Common Stock Offering. In connection with the Initial Common Stock Offering, the Company (i) converted all its formerly outstanding shares of Class L Common Stock into shares of Class A Common Stock,

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

(ii) renamed all of its formerly outstanding shares of Class A Common Stock as “common stock”, which had the effect of eliminating from the Company’s authorized capital stock the Class L Common Stock and Class A Common Stock and (iii) authorized an approximately 1,139 to 1 split of the Company’s common stock, (collectively, the “Recapitalization”).

Accordingly, historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the Acquisition that was effective as of March 1, 2004. Such restatement primarily related to common stock and equivalent shares information, net income (loss) per common share computations and stock-based compensation disclosures.

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

Reclassifications

Certain reclassifications have been made to the prior period’s financial information in order to conform to the current period’s presentation.

Amounts Due To/From Time Warner-Affiliated Companies

Prior to the closing of the Acquisition that was effective in March 2004, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. To illustrate, Old WMG distributed home video product for Time Warner’s filmed entertainment division and the Old WMG’s financing requirements were funded by Time Warner. Given the intercompany nature of these and other arrangements, the related payables and receivables generally were not settled through periodic cash payments and receipts. Accordingly, except as noted below for income taxes, the net amounts due from all transactions with Time Warner-affiliated companies were classified as a reduction of group equity in the combined balance sheet for all periods prior to March 2004.

With respect to income taxes for all periods prior to the closing of the Acquisition that was effective in March 2004, the income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer. As such, while generally attributable to Time Warner or its subsidiaries because Old WMG’s taxable results were included in the consolidated income tax returns of Time Warner or its subsidiaries, all current and deferred tax liabilities for those periods were classified as liabilities in the combined balance sheet for all periods prior to March 2004.

In connection with the Acquisition, substantially all of the intercompany receivables and payables between Old WMG and Time Warner and its affiliates were settled, and any receivables and payables that existed between the parties as of September 30, 2004 and June 30, 2005 have been presented as third-party balances in

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

the accompanying consolidated balance sheet. In addition, with respect to taxes, Timer Warner assumed all of the underlying tax obligations of Old WMG for all periods prior to the closing of the Acquisition. As such, all historical current and deferred tax assets and liabilities that existed as of the closing date of the Acquisition were transferred to Time Warner. Current and deferred tax assets and liabilities that existed as of September 30, 2004 and June 30, 2005 are third-party in nature and have been presented as such in the accompanying consolidated balance sheet.

Cash and Equivalents

Prior to the closing of the Acquisition, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner’s centralized cash management system. The average monthly balance of amounts due from Time Warner and its affiliates was $603 million for the five-month period ended February 29, 2004.

Stock-Based Compensation

Post-Acquisition

Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

Pre-Acquisition

Prior to the Acquisition, certain employees of Old WMG participated in various Time Warner stock option plans. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, compensation cost for stock options or other equity-based awards granted to employees was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equaled or exceeded the fair market value of Time Warner common stock at the date of grant, thereby resulting in no recognition of compensation expense by Old WMG. For any awards that generated compensation expense as defined under APB 25, Old WMG calculated the amount of compensation expense and recognized the expense over the vesting period of the award.

Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG’s net loss for the five months ended June 30, 2005 would have been as follows:

Five Months Ended February 29, 2004
(in millions)
Net loss:
As reported	$(1,184)

Pro forma	$(1,202)

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in millions, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004
Basic and diluted net loss per common share:
Numerator:
Net loss for basic and diluted calculation	$(179)	$(139)	$(91)	$(101)

Denominator:
Denominator for basic and diluted calculation	127.0	114.1	107.5	107.5

Net loss per common share—basic	$(1.41)	$(1.22)	$(0.85)	$(0.94)

Net loss per common share—diluted	$(1.41)	$(1.22)	$(0.85)	$(0.94)

The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

Because the Company recognized a net loss for the three and nine months ended June 30, 2005 and the three and four months ended June 30, 2004, the calculation of loss per share for each of the periods excludes the effects of the assumed exercise of any outstanding stock options or warrants, and the assumed vesting of shares of restricted stock, as they would have been antidilutive. The assumed exercise of outstanding stock options and warrants and the assumed vesting of restricted stock would have added the following diluted shares outstanding had they been dilutive (in millions):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004
Stock options	3.0	7.5	0.1	—
Warrants	—	1.5	—	—
Restricted stock	6.6	1.0	4.5	4.3

	9.6	10.0	4.6	4.3

The assumed exercise of the warrants would have added the following amounts back to net income had the assumed exercise of the warrants been antidilutive (in millions):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004
(Gain) loss on warrants	$—	$(17)	$47	$47

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

See Note 20 in the Company’s audited consolidated financial statements for the seven months ended September 30, 2004 for a summary of the terms of the warrants that were issued to Time Warner in connection with the Acquisition. As described further in Note 13 of these statements, the Company repurchased the warrants from Time Warner in May 2005 for approximately $138 million.

3. Significant Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

On April 8, 2005, the Company entered into an agreement with an affiliate of Sean “P. Diddy” Combs to form Bad Boy Records LLC (“Bad Boy”), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5, Boyz N Da Hood and P. Diddy. Mr. Combs will be the CEO of the joint venture and will supervise its staff and day-to-day operations. The Company will provide funding, marketing, promotion and certain back-office services for the joint venture. The transaction was accounted for under the purchase method of accounting during the third quarter of fiscal 2005. The results of operations of Bad Boy are included in the Company’s results of operations from its acquisition date. The accompanying consolidated financial statements include the following allocation of the approximately $30 million purchase price to the Company’s share of underlying net assets based on their respective fair values: recorded music catalog—$9 million, artists’ contracts—$14 million; goodwill—$20 million, and other current liabilities—$14 million.

Sale of Warner Bros. Publications

In December 2004, the Company entered into an agreement to sell Warner Bros. Publications, which conducts the Company’s printed music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to the Company’s continuing involvement with Warner Bros. Publications, it was not reported as discontinued operations. The sale closed on May 31, 2005.

The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months and nine months ended June 30, 2005, the operations being sold generated revenues of approximately $8 million and $34 million, respectively; operating (losses) income of approximately $(1) million and $1 million, respectively; operating (losses) income before depreciation and amortization expense of $(1) million and $1 million, respectively; and net losses of approximately $(1) million and $(1) million, respectively.

For the three months and nine months ended June 30, 2004, the operations being sold generated revenues of approximately $10 million and $40 million, respectively; operating losses of approximately $(3) million and $(1) million, respectively; operating losses before depreciation and amortization expense of $(3) million and $(1) million, respectively; and net losses of approximately $(3) million and $(1) million, respectively.

Maverick

In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company (“Maverick”) from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting and

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

the purchase price has been allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

4. Inventories

Inventories consist of the following:

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Compact discs, cassettes and other music-related products	$75	$79
Published sheet music and song books	—	23

	75	102
Less reserve for obsolescence	(32)	(37)

	$43	$65

The decline in published sheet music and song books relates to the sale of the Company’s printed music operations as described in Note 3.

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2005:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2004	$395	$583	$978
Acquisitions	23	—	23
Purchase accounting adjustments	(48)	1	(47)

Balance at June 30, 2005	$370	$584	$954

The acquisition of goodwill primarily relates to the acquisition of a 50% interest in Bad Boy as described in Note 3. The allocation of the Bad Boy purchase price included approximately $20 million of goodwill acquired.

Purchase accounting adjustments relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value of assets and liabilities recorded in connection with the Acquisition. These changes were determined in connection with the Company’s finalization of the purchase price allocation related to the Acquisition and include the settlement of certain receivables from Time Warner for an amount that is $12 million less than the original amount recorded. The remaining adjustments relate mainly to revisions of the restructuring costs recorded in connection with the termination of artist contracts.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

The Company performs its annual goodwill impairment test in accordance with Statement of Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest that goodwill could be impaired.

Other Intangible Assets

Other intangible assets consist of the following:

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$1,243	$1,216
Music publishing and copyrights	830	811
Trademarks	10	10
Other intangible assets	36	4

	2,119	2,041
Accumulated amortization	(244)	(104)

Total intangible assets subject to amortization, net	1,875	1,937
Intangible assets not subject to amortization:
Trademarks	100	100

Total other intangible assets, net	$1,975	$2,037

The increase in the Company’s gross intangible assets represents the allocation of the purchase price of the Company’s acquisition of an additional interest in Maverick to the net assets acquired, principally music copyrights of approximately $17 million and artist contracts of approximately $16 million and the acquisition of a 50% interest in Bad Boy as described in Note 3, including the acquisition of recorded music catalog of approximately $9 million and artist contracts of approximately $14 million. The increase also relates to the acquisition of approximately $19 million of publishing copyrights during the nine months ended June 30, 2005.

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

During the nine months ended June 30, 2005, the Company revised its original estimates of restructuring costs based on the restructuring plans already implemented. This resulted in an overall reduction in the restructuring costs of approximately $34 million. The Company’s restructuring liabilities and goodwill as of June 30, 2005 have been reduced by such amounts. As of June 30, 2005, the Company had approximately $71 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

estimates of future cash obligations for all restructuring activities that had been implemented, as well as for all restructuring activities that had been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relate to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in 2005 and 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Initial accrual in 2004	$164	$143	$307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reduction in 2004(a)	(1)	(22)	(23)

Liability as of September 30, 2004	71	108	179
Cash paid in the nine months ended June 30, 2005	(47)	(25)	(72)
Non-cash reduction in the nine months ended June 30, 2005, net(a)	(4)	(44)	(48)

Liability as of June 30, 2005	$20	$39	$59

(a)	Principally relates to changes in foreign currency exchange rates, the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts and the reversal of restructuring costs no longer estimated to be required.

In addition, in connection with the Acquisition, the Company approved a cost-savings incentive compensation plan during 2004 in order to incentivize management to implement the aforementioned restructuring plans and reduce operating costs. Under the plan, key employees of the Company are entitled to earn up to $20 million in the aggregate based on the attainment and maintenance of certain cost-savings targets. Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost-savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company expensed the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million has been paid during the nine months ended June 30, 2005. We expect to pay the remaining liabilities in 2005 and 2006.

7. Minority Interest

Minority interest as at September 30, 2004 includes outstanding preferred stock issued by one of the Company’s subsidiaries, Holdings, of $204 million, including unpaid dividends of $4 million. This balance along with accrued dividend for the period from October 1, 2004 to December 21, 2004 was repaid from the proceeds of the new debt issued as part of the Holdings Refinancing discussed in Note 8.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

8. Debt

The Company’s long-term debt consists of:

	June 30, 2005	September 30, 2004
	(unaudited)	(audited)
	(in millions)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,434	1,194

	1,434	1,194
7.375% U.S. dollar-denominated Notes due 2014 of Acquisition Corp.	465	465
8.125% Sterling-denominated Notes due 2014 of Acquisition Corp.	180	181
Floating rate senior Notes due 2011 of Holdings	—	—
9.5% senior discount Notes due 2014 of Holdings	170	—
Floating rate senior PIK Notes due 2014 of Holdings	—	—

Total debt	2,249	1,840
Less current portion	(17)	(12)

Total long-term debt	$2,232	$1,828

The Company obtained an amendment to its senior secured credit facility to provide for, among other things, an additional term loan of $250 million which the Company has obtained concurrent with the Initial Common Stock Offering, a reduction in the margin applicable on the term loan and more flexibility under certain restrictive covenants.

The Holdings Refinancing

In December 2004, Holdings issued $847 million principal amount at maturity of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes”, and collectively, the “Holdings Notes”), which had an initial discount of $4 million. The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent and its shareholders in the aggregate amount of $472 million, and (iii) pay debt-related issuance costs of approximately $15 million.

The Holdings Redemption

In June 2005, using proceeds from the Company’s Initial Common Stock Offering and approximately $57 million of cash on hand, Holdings redeemed all of the Holdings Floating Rate Notes, all of the Holdings PIK Notes, and 35% of the aggregate outstanding principal at maturity of Holdings Discount Notes.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

The Holdings Floating Rate Notes were redeemed in full on June 15, 2005. From the issuance date through the redemption date, the notes bore interest at a quarterly floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest was payable quarterly in cash beginning on March 15, 2005.

The Holdings Discount Notes were issued at a discount and have an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semiannually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014. The Company redeemed 35% of the Holdings Discount Notes on June 15, 2005.

The Holdings PIK Notes were redeemed in full on June 15, 2005. From the date of issuance through the date of redemption, the notes bore interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest was accrued in the form of additional PIK notes at the election of the Company. Such amounts were also repaid in connection with the redemption.

In connection with the redemption of the Holdings Floating Rate Notes and 35% of the Holdings Discount Notes, the Company was required to pay redemption premiums of $10 million and $9 million, respectively, which the Company paid on June 15, 2005 and recorded as a loss on the repayment of the notes in the consolidated statement of operations for the three months ended June 30, 2005.

The Company was also required to pay all accrued interest as of the redemption date related to the Holdings Notes that were redeemed. This amount consisted of $5 million related to the Holdings Floating Rate Notes, $9 million related to the Holdings PIK notes, and $4 million in accreted value of the 35% of Holdings Discount Notes redeemed. Of such amount, $8 million had been expensed in previous quarters and $10 million was recorded as interest expense in the consolidated statement of operations for the three months ended June 30, 2005.

In connection with the redemption of certain of the Holdings Notes, the Company also wrote off the remaining balance of debt-issuance costs of $12 million related to the notes redeemed and the remaining unamortized original issue discount of $4 million related to the Holdings PIK Notes. Such amounts were recorded as a loss on the repayment of the notes in the consolidated statement of operations for the three months ended June 30, 2005.

Parent has fully and unconditionally guaranteed the remaining Holdings Discount Notes. The Holdings Notes are unsecured and subordinated to all of Holdings’ existing and future secured debt, including Holdings’ guarantee of borrowing by Acquisition Corp. under the Company’s senior secured credit facility. In addition, the Holdings Notes are structurally subordinated to the Subordinated Notes of Acquisition Corp.

The indentures limit Holdings’ ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred shares; (ii) to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; (iii) to make certain investments; (iv) to sell certain assets; (v) to create liens on certain debt without securing the notes; (vi) to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) to enter into certain transactions with affiliates; and (viii) to designate its subsidiaries as unrestricted subsidiaries.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

Restricted Net Assets

The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Holdings and Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured facility of Acquisition Corp., the indenture for the Acquisition Corp. Notes and, the indenture for the Holdings Notes.

9. Shareholders’ Equity

Return of Capital and Dividends Paid

In September 2004, the Company declared a $342 million dividend to its Class L common shareholders in the form of a note payable. The note payable was paid in October 2004 using proceeds received from a return of capital previously invested in Acquisition Corp.

In connection with the Holdings Refinancing, the Company paid a $472 million return of capital to its Class L common shareholders, of which $422 million was paid in December 2004, $42.5 million was paid in March 2005, and $7.5 million was paid in May 2005.

In connection with the Initial Common Stock Offering, the Company declared a dividend of $8.5 million related to the remaining liquidation preference of its Class L common stock, which was paid on May 16, 2005. The Company also declared a dividend of $100.5 million to its common stockholders immediately prior to the Initial Common Stock Offering, substantially all of which was paid on May 16, 2005. Of the total dividend amount, approximately $7 million related to holders of unvested shares of restricted stock. Of such amount, approximately $1 million was paid on May 16, 2005 and the remaining $6 million will be paid when, and if, such restricted shares vest.

10. Stock-Based Compensation

Long-Term Incentive Plan and Other Equity Issuances

In December 2004, the Board of Directors of the Company approved a long-term incentive plan (the “LTIP Plan”) for employees or directors of the Company and any of its affiliates. Under this plan, the Company authorized 1,355,066 shares of common stock to be awarded. In May 2005, the Board of Directors approved the 2005 Omnibus Award Plan (“the 2005 Plan”). Under the 2005 Plan, the Company authorized 3,416,133 shares of common stock to be awarded. During the nine months ended June 30, 2005, pursuant to certain contractual arrangements or in connection with the LTIP Plan or the 2005 Plan, the Company granted 1,614,912 service-based stock options and 3,229,823 performance-based options to purchase shares of its common stock to certain employees of the Company. During the nine months ended June 30, 2005, the Company allowed certain employees to purchase 1,496,148 restricted shares of common stock and awarded certain employees 243,989 restricted shares of common stock.

In January 2005, the Company determined that the binomial method was a more accurate and appropriate methodology to calculate the fair value of the Company’s stock options. All stock option grants subsequent to January 2005 are valued using the binomial method, while all stock option grants prior to January 2005 were valued using the Black-Scholes method on the original grant date. This change in estimate does not have a material impact on the Company’s Consolidated Statement of Operations. During the three-month and nine-month periods ended June 30, 2005, the Company recorded expense related to its stock-based awards of $9 million and $18 million, respectively.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

Payments Relating to Executive Compensation

The Company determined that certain shares of restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of the Company’s stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues the Company’s Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock

The Company is authorized to pay each employee who purchased restricted stock at prices that were below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. The Company will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company has expensed in the quarter ended June 30, 2005.

Options

The Company has revised the exercise prices of certain options to purchase its common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, the Company will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company has treated the revision of the exercise prices of certain option grants as a modification of such grants. This will result in total cash bonuses paid of approximately $9 million. The Company has recorded expense of $6 million in the quarter ended June 30, 2005 related to this modification of certain grants.

Further, in connection with the $100.5 million cash dividend the Company declared and paid to holders of its common stock consisting of the Investor Group and certain members of management who held shares of

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

common stock prior to the Initial Common Stock Offering, as described in Note 9, the Company has made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company has expensed approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

11. Commitments and Contingencies

Litigation

The Company is subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement. On July 9, 2003, the Court entered a final judgment approving the settlement. In one of the two remaining lawsuits, Ottinger v. EMI Music, Inc., et al., the Court entered an order granting final approval of the settlement on January 21, 2004. In the other action, In re Compact Disc Antitrust Litigation, which was brought by individual retailers of compact discs alleging unlawful horizontal agreements to fix the prices of compact discs by the major record companies, on July 29, 2004, the Court denied the parties’ motion to grant final approval to the settlement. On August 30, 2004, plaintiffs filed a Second Amended Consolidated Complaint adding additional individual retailers as named plaintiffs in the litigation, which the Company answered, denying all claims, on September 15, 2004. On October 22, 2004, the parties reached an agreement in principle on the terms of a settlement. The Company does not expect the final terms of that settlement to differ materially from the settlement agreement previously entered into by the parties. On February 2, 2005, the court entered a Stipulation of Dismissal with Prejudice of the entire action.

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and have substantially completed our production. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On July 25, 2005, Sony BMG Music Entertainment (“Sony BMG”) reached a settlement with the Attorney General. As part of such settlement, Sony BMG agreed to make $10 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. Commissioner Adelstein of the Federal Communications Commission has subsequently called for an investigation into the same or related subject matter. FCC Chairman Kevin J. Martin has also directed the Enforcement Bureau to review the settlement agreement reached by Sony BMG and investigate any incidents in which the agreement discloses evidence of payola rule violations as well as investigating any evidence of payola rule violations outside of the Sony BMG settlement the Bureau may be presented with. While it is too soon to predict the outcome of this investigation and the FCC announcements on us, the investigation by Spitzer, the FCC announcements and these recent developments have the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

In addition to the State of New York investigation discussed above, the Company is involved with employment claims and other legal proceedings that are incidental to its normal business activities. It is possible that an adverse outcome on any of these matters could result in a material effect on the Company’s consolidated financial statements. Due to the preliminary status of many of these matters, the Company is unable to predict the outcome or determine a range of loss at this time.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

12. Management/ Monitoring Agreement

As described in Note 21 to the Company’s audited consolidated financial statements for the seven months ended September 30, 2004, the Company entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, the Company, Holdings and Acquisition Corp. were required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its subsidiaries, the Management Agreement required the Company, Holdings and Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires the Company, Holdings and Acquisition Corp. to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company, Holdings or Acquisition Corp., their operations, and the services they provide to the Company, Holdings and Acquisition Corp.

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

On May 10, 2005, the Investor Group terminated the Management Agreement, and on May 16, 2005 the Company paid the Investor Group a $73 million termination fee for the termination of the Management Agreement, which was reflected in the Company’s statement of operations in the three months ended June 30, 2005.

13. Derivative Financial Instruments

During the nine months ended June 30, 2005, the Company entered into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. As of June 30, 2005, the Company had total notional amounts hedged under these agreements of $897 million and recorded deferred gains in comprehensive income of less than $1 million.

In July and August 2005 the Company entered into foreign exchange forward contracts with a notional value of approximately $160 million. These contracts are hedging approximately 80% of the Company’s net foreign exchange exposure on inter-company royalties from foreign affiliates.

The Company recorded unrealized gains related to the warrants issued to Historic TW as part of the purchase price of the Acquisition of $17 million for the nine-months ended June 30, 2005. On May 16, 2005, the Company repurchased the three-year warrants from Historic TW at a cost of approximately $138 million, which approximated fair value at that date. The repurchase of the three-year warrants had the effect of terminating Historic TW’s MMT warrant as of the date of repurchase. The MMT warrant gave Historic TW the right to purchase shares of the Company’s common stock.

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

14. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental areas: recorded music and music publishing. Information as to each of these operations is set forth below.

The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

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

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Revenues
Recorded music	$588	$2,149	$577	$767	$1,430
Music publishing	161	470	153	208	253
Intersegment elimination	(7)	(22)	(4)	(4)	(15)

Total revenues	$742	$2,597	$726	$971	$1,668

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
OIBDA
Recorded music	$47	$313	$66	$78	$146
Music publishing	28	99	28	43	57
Corporate expenses	(108)	(167)	(22)	(25)	(28)

Total OIBDA	$(33)	$245	$72	$96	$175

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$7	$25	$10	$14	$22
Music publishing	2	4	2	3	2
Corporate	3	11	3	4	7

Total depreciation	$12	$40	$15	$21	$31

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Amortization of Intangible Assets
Recorded music	$34	$100	$32	$42	$63
Music publishing	13	40	13	18	34
Corporate	—	—	—	—	—

Total amortization	$47	$140	$45	$60	$97

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Impairment of Goodwill and Other Intangibles
Recorded music	—	—	—	—	$1,019
Music publishing	—	—	—	—	—
Corporate	—	—	—	—	—

Total impairment	$—	$—	$—	$—	$1,019

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Operating Income (Loss)
Recorded music	$6	$188	$24	$22	$(958)
Music publishing	13	55	13	22	21
Corporate	(111)	(178)	(25)	(29)	(35)

Total operating income (loss)	$(92)	$65	$12	$15	$(972)

Warner Music Group Corp.

(formerly known as WMG Parent Corp.)

Notes to Consolidated and Combined Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005	Three Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor				Predecessor
	(in millions)
Reconciliation of OIBDA to Operating (Loss) Income
OIBDA	$(33)	$245	$72	$96	$175
Depreciation expense	(12)	(40)	(15)	(21)	(31)
Amortization expense	(47)	(140)	(45)	(60)	(97)
Impairment of goodwill and other intangible assets	—	—	—	—	(1,019)

Operating (loss) income	$(92)	$65	$12	$15	$(972)

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $129 million during the nine months ended June 30, 2005, $17 million during the four months ended June 30, 2004 and $7 million in the five months ended February 29, 2004.

The Company paid income and withholding taxes of approximately $36 million during the nine months ended June 30, 2005, $24 million during the four months ended June 30, 2004 and $15 million in the five months ended February 29, 2004. The Company received foreign income tax refunds of approximately $8 million during the nine months ended June 30, 2005, $9 million during the four months ended June 30, 2004 and $2 million in the five months ended February 29, 2004. With respect to income and withholding taxes paid currently but relating in a period prior to the closing of the Acquisition that was effective in March 2004, such payments are a receivable from Time Warner. Conversely, any refunds received currently that are for a period prior to the closing of the Acquisition are payable to Time Warner.

Non-cash Transactions

Significant non-cash investing and financing activities during the five months ended February 29, 2004 included the non-cash recapitalization of certain intercompany receivables and payables between Old WMG and Time Warner.

There were no significant non-cash investing and financing activities during the nine months ended June 30, 2005 and four months ended June 30, 2004.

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Financial Statements of Registrant

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”. Effective March 1, 2004, Old WMG was acquired from Time Warner by a private consortium of investors for approximately $2.6 billion.

Holdings has issued (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes,” and collectively, the “Holdings Notes”), which had an initial discount of $4 million. In June 2005, using proceeds from the Company’s Initial Common Stock Offering and approximately $57 million of cash on hand, Holdings redeemed all of the Holdings Floating Rate Notes, all of the Holdings PIK Notes and 35% of the aggregate outstanding principal at maturity of Holdings Discount Notes. The remaining Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the remaining Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the remaining Holdings Discount Notes, (ii) Holdings, which is the issuer of the remaining Holdings Discount Notes, (ii) the subsidiaries of Holdings, (iii) the eliminations necessary to arrive at the information for the Company on a consolidated or on a combined basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.

The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Holdings and Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Subordinated Notes issued by Acquisition Corp., and the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$40	$1	$224	$—	$265
Accounts receivable, net	—	—	470	—	470
Inventories	—	—	43	—	43
Royalty advances expected to be recouped within one year	—	—	194	—	194
Deferred tax assets	—	—	39	—	39
Other current assets	—	—	99	—	99

Total current assets	40	1	1,069	—	1,110
Royalty advances expected to be recouped after one year	—	—	194	—	194
Investments in and advances to (from) consolidated subsidiaries	62	250	—	(312)	—
Investments	—	—	22	—	22
Property, plant and equipment	—	—	155	—	155
Goodwill	—	—	954	—	954
Intangible assets subject to amortization	—	—	1,875	—	1,875
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	3	108	—	111

Total assets	$102	$254	$4,477	$(312)	$4,521

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$192	$—	$192
Accrued royalties	—	—	1,062	—	1,062
Taxes and other withholdings	—	—	12	—	12
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	1	—	384	—	385

Total current liabilities	1	—	1,667	—	1,668
Long-term debt	—	170	2,062	—	2,232
Deferred tax liabilities, net	—	—	257	—	257
Other noncurrent liabilities	5	—	246	—	251
Intercompany	(17)	22	(5)	—	—

Total liabilities	(11)	192	4,227	—	4,408
Shareholders’ equity	113	62	250	(312)	113

Total liabilities and shareholders’ equity	$102	$254	$4,477	$(312)	$4,521

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Balance Sheet

September 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$—	$555	$—	$555
Accounts receivable, net	—	—	571	—	571
Inventories	—	—	65	—	65
Royalty advances expected to be recouped within one year	—	—	223	—	223
Deferred tax assets	—	—	38	—	38
Other current assets	—	—	86	—	86

Total current assets	—	—	1,538	—	1,538
Royalty advances expected to be recouped after one year	—	—	223	—	223
Investments in and advances to (from) consolidated subsidiaries	762	978	—	(1,740)	—
Investments	—	—	8	—	8
Property, plant and equipment	—	—	189	—	189
Goodwill	—	—	978	—	978
Intangible assets subject to amortization	—	—	1,937	—	1,937
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	—	117	—	117

Total assets	$762	$978	$5,090	$(1,740)	$5,090

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$226	$—	$226
Accrued royalties	—	—	1,003	—	1,003
Taxes and other withholdings	—	—	10	—	10
Current portion of long-term debt	—	—	12	—	12
Note payable to shareholders	342	—	—	—	342
Other current liabilities	140	19	432	(4)	587

Total current liabilities	482	19	1,683	(4)	2,180
Long-term debt	—	—	1,828	—	1,828
Deferred tax liabilities, net	—	—	265	—	265
Other noncurrent liabilities	—	—	333	—	333
Minority interest in preferred stock of subsidiary	—	—	—	204	204
Intercompany	—	(3)	3	—	—

Total liabilities	482	16	4,112	200	4,810
Shareholders’ equity(1)	280	962	978	(1,940)	280

Total liabilities and shareholders’ equity	$762	$978	$5,090	$(1,740)	$5,090

(1)	WMG Holdings Corp. stockholder’s equity consists of $762 million of common equity and $200 million of preferred equity. The preferred equity represents a direct contribution from the Investor Group of $400 million in exchange for 40,000 shares of cumulative preferred stock issued as part of the original Acquisition. Prior to September 30, 2004, 20,000 of such shares were redeemed for $200 million. The value of the preferred shares is classified as minority interest on the consolidated balance sheet of Warner Music Group Corp.

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Statement of Operations (unaudited)

For The Three Months Ended June 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$742	$—	$742
Costs and expenses:
Cost of revenues	—	—	(396)	—	(396)
Selling, general and administrative expenses	—	—	(318)	—	(318)
Amortization of intangible assets	—	—	(47)	—	(47)
Loss on termination of management fee	—	—	(73)	—	(73)

Total costs and expenses	—	—	(834)	—	(834)

Operating income	—	—	(92)	—	(92)
Interest expense, net	—	(13)	(37)	—	(50)
Equity in the losses of equity-method investees, net	(179)	(131)	—	310	—
Net investment related gains	—	—	1	—	1
Loss on repayment of Holdings debt	—	(35)	—	—	(35)
Other expense, net	—	—	1	—	1

(Loss) income before income taxes	(179)	(179)	(127)	310	(175)
Income tax expense	—	—	(4)	—	(4)

Net (loss) income	$(179)	$(179)	$(131)	$310	$(179)

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Statement of Operations (unaudited)

For The Three Months Ended June 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$726	$—	$726
Costs and expenses:
Cost of revenues	—	—	(393)	—	(393)
Selling, general and administrative expenses	—	—	(276)	—	(276)
Amortization of intangible assets	—	—	(45)	—	(45)

Total costs and expenses	—	—	(714)	—	(714)

Operating income	—	—	12	—	12
Interest expense, net	—	—	(35)	—	(35)
Equity in the losses of equity-method investees, net	(44)	(38)	1	82	1
Loss on repayment of bridge loan	—	—	(6)	—	(6)
Minority interest expense	—	(6)	—	—	(6)
Loss on warrants	(47)	—	—	—	(47)
Other expense, net	—	—	—	—	—

(Loss) income before income taxes	(91)	(44)	(28)	82	(81)
Income tax expense	—	—	(10)	—	(10)

Net (loss) income	$(91)	$(44)	$(38)	$82	$(91)

WARNER MUSIC GROUP CORP. (formerly known as WMG Parent Corp.) Supplementary Information Condensed Consolidating Statement of Operations (unaudited) For The Nine Months Ended June 30, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$2,597	$—	$2,597
Costs and expenses:
Cost of revenues	—	—	(1,377)	—	(1,377)
Selling, general and administrative expenses	—	—	(942)	—	(942)
Amortization of intangible assets	—	—	(140)	—	(140)
Loss on termination of management fee	—	—	(73)	—	(73)

Total costs and expenses	—	—	(2,532)	—	(2,532)

Operating income	—	—	65	—	65
Interest expense, net	(1)	(31)	(108)	—	(140)
Net investment-related gains	—	—	1	—	1
Equity in the losses of equity-method investees, net	(155)	(84)	(1)	239	(1)
Loss on repayment of Holdings debt	—	(35)	—	—	(35)
Unrealized gain on warrant	17	—	—	—	17
Minority interest expense	—	(5)	—	—	(5)
Other expense, net	—	—	5	—	5

(Loss) income before income taxes	(139)	(155)	(38)	239	(93)
Income tax expense	—	—	(46)	—	(46)

Net (loss) income	$(139)	$(155)	$(84)	$239	$(139)

WARNER MUSIC GROUP CORP. (formerly known as WMG Parent Corp.) Supplementary Information Condensed Consolidating Statement of Operations (unaudited) For The Four Months Ended June 30, 2004
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$971	$—	$971
Costs and expenses:
Cost of revenues	—	—	(523)	—	(523)
Selling, general and administrative expenses	—	—	(373)	—	(373)
Amortization of intangible assets	—	—	(60)	—	(60)

Total costs and expenses	—	—	(956)	—	(956)

Operating income	—	—	15	—	15
Interest expense, net	—	—	(45)	—	(45)
Equity in the losses of equity-method investees, net	(54)	(45)	—	99	—
Loss on repayment of bridge loan	—	—	(6)	—	(6)
Minority interest expense	—	(9)	—	—	(9)
Loss on warrants	(47)	—	—	—	(47)
Other expense, net	—	—	—	—	—

(Loss) income before income taxes	(101)	(54)	(36)	99	(92)
Income tax expense	—	—	(9)	—	(9)

Net (loss) income	$(101)	$(54)	$(45)	$99	$(101)

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Combining Statement of Operations (unaudited)

For The Five Months Ended February 29, 2004

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Revenues			$1,668		$1,668
Costs and expenses:
Cost of revenues			(906)		(906)
Selling, general and administrative expenses			(610)		(610)
Impairment of goodwill and other intangible assets			(1,019)		(1,019)
Amortization of intangible assets			(97)		(97)
Restructuring costs			(8)		(8)

Total costs and expenses			(2,640)		(2,640)

Operating loss			(972)		(972)
Interest expense, net			(2)		(2)
Net investment-related losses			(9)		(9)
Equity in the losses of equity-method investees, net			(11)		(11)
Deal-related and transaction costs			(63)		(63)
Other income (expense), net			(7)		(7)

Loss before income taxes			(1,064)		(1,064)
Income tax expense			(120)		(120)

Net loss			$(1,184)		$(1,184)

(a)	For periods prior to the Acquisition, Warner Music Group Corp. (formerly known as “WMG Parent Corp”) and WMG Holdings Corp. did not exist.

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Nine Months Ended June 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(139)	$(155)	$(84)	$239	$(139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	180	—	180
Deferred taxes	—	—	(7)	—	(7)
Loss on repayment of debt	—	35	—	—	35
Non-cash interest expense	—	26	26	—	52
Non-cash stock compensation expense			18		18
Net investment-related gains			(1)		(1)
Equity in the losses of equity-method investees, including distributions	155	84	1	(239)	1
Minority interest	—	5	—	—	5
Unrealized gain on warrant	(17)	—	—	—	(17)
Changes in operating assets and liabilities:					—
Accounts receivable	—	—	77	—	77
Inventories	—	—	6	—	6
Royalty advances	—	—	(2)	—	(2)
Accounts payable and accrued liabilities	—	—	(43)	—	(43)
Other balance sheet changes	1	2	4	—	7

Net cash provided by (used in) operating activities	—	(3)	175	—	172

Cash flows from investing activities:
Investments in acquired businesses, net of cash acquired	—	—	(49)	—	(49)
Acquisitions of publishing copyrights	—	—	(19)	—	(19)
Other investment additions	—	—	(16)	—	(16)
Proceeds from the sale of investments	—	—	50	—	50
Capital expenditures	—	—	(20)	—	(20)

Net cash used in investing activities	—	—	(54)	—	(54)

Cash flows from financing activities:
Borrowings, net of financing costs	—	679	247	—	926
Debt repayments	—	(574)	(10)	—	(584)
Capital contributions	(590)	517	73	—	—
Proceeds from the issuance of common stock	554	—	—	—	554
Costs of issuing common stock	(27)	—	—		(27)
Repurchase of warrants	(126)	(12)	—	—	(138)
Repurchase of subsidiary preferred stock	—	(200)	—	—	(200)
Dividends paid to minority interest shareholders	—	(9)	—	—	(9)
Proceeds from the issuance of restricted shares	1	—	—	—	1
Return of capital received	1,157	742	—	(1,899)	—
Return of capital paid	(917)	(1,157)	(742)	1,899	(917)
Change in amounts due to parent	(12)	18	(6)	—	—
Loan to third party	—	—	(10)	—	(10)
Other	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	40	4	(451)	—	(407)

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and equivalents	40	1	(331)	—	(290)
Cash and equivalents at beginning of period	—	—	555	—	555

Cash and equivalents at end of period	$40	$1	$224	$—	$265

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Four Months Ended June 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(101)	$(54)	$(45)	$99	$(101)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	81	—	81
Deferred taxes	—	—	2	—	2
Loss on repayment of debt	—	—	6	—	6
Non-cash interest expense	—	—	11	—	11
Equity in the losses of equity-method investees, including distributions	54	45	—	(99)	—
Minority interest	—	9	—	—	9
Unrealized gain on warrant	47	—	—	—	47
Changes in operating assets and liabilities:
Accounts receivable	—	—	(1)	—	(1)
Inventories	—	—	(9)	—	(9)
Royalty advances	—	—	53	—	53
Accounts payable and accrued liabilities	—	—	(26)	—	(26)
Other balance sheet changes	—	—	(35)	—	(35)

Net cash provided by (used in) operating activities	—	—	37	—	37

Cash flows from investing activities:
Acquisition of Old WMG	(850)	(1,250)	(2,638)	2,100	(2,638)
Investments in acquired businesses, net of cash acquired	—	—	(4)	—	(4)
Acquisitions of publishing copyrights	—	—	(1)	—	(1)
Capital expenditures	—	—	(5)	—	(5)

Net cash used in investing activities	(850)	(1,250)	(2,648)	2,100	(2,648)

Cash flows from financing activities:
Borrowings, net of financing costs	—	—	2,249	—	2,249
Debt repayments	—	—	(631)	—	(631)
Capital contributions	—	850	1,250	(2,100)	—
Proceeds from the issuance of common stock	850	—	—	—	850
Proceeds from the issuance of preferred stock	—	400	—	—	400
Repurchase of subsidiary preferred stock	—	(202)	—	—	(202)
Proceeds from the issuance of restricted shares	3	—	—	—	3
Return of capital received	—	202	—	(202)	—
Return of capital paid	—	—	(202)	202	—
Change in amounts due to parent	(3)	—	3	—	—

Net cash provided by (used in) financing activities	850	1,250	2,669	(2,100)	2,669

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net increase in cash and equivalents	—	—	57	—	57
Cash and equivalents at beginning of period	—	—	471	—	471

Cash and equivalents at end of period	$—	$—	$528	$—	$528

WARNER MUSIC GROUP CORP.

(formerly known as WMG Parent Corp.) Supplementary Information

Condensed Combining Statement of Cash Flows (unaudited)

For The Five Months Ended February 29, 2004

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss			$(1,184)		$(1,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization			128		128
Impairment of goodwill and intangible assets			1,019		1,019
Deferred taxes			94		94
Non-cash interest expense			3		3
Net investment-related losses			9		9
Equity in the losses of equity-method investees, including distributions			11		11
Changes in operating assets and liabilities:
Accounts receivable			93		93
Inventories			(1)		(1)
Royalty advances			109		109
Accounts payable and accrued liabilities			32		32
Other balance sheet changes			39		39

Net cash provided by operating activities			352		352

Cash flows from investing activities:
Acquisitions of publishing copyrights			(10)		(10)
Other investment additions			(6)		(6)
Investment proceeds			57		57
Capital expenditures			(24)		(24)

Net cash provided by investing activities			17		17

Cash flows from financing activities:
Debt repayments			(124)		(124)
Capital contributions			262		262
Decrease (increase) in amounts due from Time Warner-affiliated companies			290		290
Return of capital paid			(410)		(410)

Net cash used in financing activities			18		18

Effect of foreign currency exchange rate changes on cash			3		3

Net increase in cash and equivalents			390		390
Cash and equivalents at beginning of period			81		81

Cash and equivalents at end of period			$471		$471

(a)	For periods prior to the Acquisition, Warner Music Group Corp. (formerly known as “WMG Parent Corp”) and WMG Holdings Corp. did not exist.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of our acquisition of Time Warner Inc.’s recorded music and music publishing businesses and related financing (the “Transactions”). Accordingly, the discussion and analysis of operating results for the three months and nine months ended June 30, 2004 does not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. Our website address is www.wmg.com. The information contained in our website is not incorporated by reference in this Quarterly Report.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the impact of our restructuring plan on our business (including our ability to generate revenues and attract desirable talent);

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the possible unexpected loss of artists and key employees and our market share as a result of our restructuring plan;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our Music Publishing business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or the industry-wide investigation of the relationship between music companies and radio stations by the Attorney General of the State of New York;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	our ability to act as a stand-alone company;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports;

•	the effects associated with the formation of Sony BMG Music Entertainment; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (formerly known as WMG Parent Corp.) (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor.” Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”).

Warner Music Group Corp. is a holding company that conducts substantially all of its business operations through its subsidiaries. The Company’s only asset is its ownership of all outstanding shares of WMG Holdings Corp. (“Holdings”), and Holdings’ only asset is its ownership of all the outstanding shares of WMG Acquisition Corp. (“Acquisition Corp.”). The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated or combined subsidiaries, except where otherwise indicated.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited interim financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months and nine months ended June 30, 2005 and 2004. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2005 and 2004, as well as a discussion of our financial condition and liquidity as of June 30, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our indentures governing the Acquisition Corp. and Holdings Notes.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non- cash impairment charges to reduce the carrying value of goodwill and other intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) and other measures of financial performance reported in accordance with U.S. GAAP.

Change in Fiscal Year and Basis of Presentation

In 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, we restated our prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods.

In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the nine months ended June 30, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is, we have presented our operating results and cash flows separately for the pre-acquisition five-month period ended February 29, 2004 and the post-acquisition, four-month period ended June 30, 2004.

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

We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full nine-month period ended June 30, 2004. This combined presentation for the nine-month period ended June 30, 2004 simply represents the mathematical addition of the pre-acquisition, five-month period ended February 29, 2004 and the post-acquisition, four-month period ended June 30, 2004. It is not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period. A reconciliation showing the mathematical combination of our operating results for such periods is included herein.

Though we believe that the combined presentation is most meaningful for the nine months ended June 30, 2004, it is not in conformity with GAAP. As such, we have supplemented our historical operating results for that period, as appropriate, with pro forma financial information and have further highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

OVERVIEW

Description of Business

We are one of the world’s major music content companies. Effective as of March 1, 2004, substantially all of Time Warner Inc.’s music division was acquired from Time Warner by us for approximately $2.6 billion.

We classify our business interests into two fundamental areas: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.

Our business is seasonal. Therefore, operating results for the three months and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the United States. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are our current incubator labels. In addition, we have also entered into strategic ventures with other record labels.

Our Recorded Music operations also include a catalog division named Rhino Entertainment (“Rhino”), formerly known as Warner Strategic Marketing. Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to/from third parties for various uses, including film and television soundtracks.

Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, an independent distribution company; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

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

Music Publishing Operations

Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also formerly included Warner Bros. Publications (“WBP”), which markets printed versions of our music throughout the world. On December 15, 2004, we entered into a definitive agreement to sell WBP to Alfred Publishing. The sale closed on May 31, 2005, and is not expected to have a material effect on our future operating results and financial condition.

Publishing revenues are derived from four main royalty sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ring tones.

•	Performance: the licensor receives royalties if the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

•	Other: the licensor receives royalties from other uses such as stage productions.

The principal costs associated with our Music Publishing operations are as follows:

•	artist and repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works;

•	manufacturing, packaging and distribution costs—the costs to manufacture and distribute sheet music and songbooks to retail distribution outlets and schools; and

•	administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past four years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format which has slowed the historical growth pattern of recorded music sales. While potential new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats, significant revenue streams from these new markets have yet to emerge. Accordingly, although we believe that the recorded music industry should continue to improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline, as witnessed from 1999 to 2003, which would continue to negatively affect operating results. For example, as of August 7, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.61% year-over-year. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We have conducted a detailed assessment of our existing cost structure. As a result of this assessment, we have identified substantial cost-reduction opportunities in our business, the majority of which are associated with headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead. By the end of March 2004, we had implemented approximately $250 million of annualized cost savings, the majority of which have been reflected in our statement of operations through June 30, 2005. We have now completed substantially all of our restructuring efforts. We project the one-time costs associated with our restructuring to be $225 million to $250 million, of which approximately $177 million has been paid through June 30, 2005. There are still significant risks associated with the restructuring plan. See “Risk Factors.”

Transactions with Time Warner and its Affiliates

As previously described, prior to March 1, 2004, Old WMG was owned and operated by Time Warner. As such, in the normal course of conducting our business, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. In particular, Old WMG purchased manufacturing packaging and physical distribution services from affiliates of Time Warner, and Time Warner funded its operating and capital requirements. See Note 21 to our audited financial statements for the seven months ended September 30, 2004 for a summary of the principal transactions between Old WMG and Time Warner and its affiliates.

Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations to Cinram at the end of October 2003. Prior to the sale, these operations were under the control of Time Warner and Old WMG’s management. As such, pricing for such services was not negotiated on an arm’s-length basis and did not reflect market rates. As part of the sale, Time Warner and Old WMG entered into long-term arrangements with Cinram. Under these arrangements, Cinram will provide manufacturing, packaging and physical distribution services for our products in the U.S. and Europe at favorable, market-based rates that were negotiated on an arm’s- length basis.

With respect to the financing arrangements with Time Warner, all cash received or paid by Old WMG was included in, or funded by, clearing accounts or shared international cash pools within Time Warner’s centralized cash management system. Some of those arrangements were interest-bearing and others were not. Accordingly, historical net interest expense is not representative of the amounts incurred by us under our new leveraged capital structure created in connection with the Acquisition.

Charges and Payments Relating to Executive Compensation

We determined that certain shares of restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of the Company’s stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code will be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for us to address these issues our Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock.    We are authorized to pay each employee, who purchased restricted stock at prices that were below fair market value on the date of purchase, a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. We will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company has expensed in the quarter ended June 30, 2005.

Options.    We have revised the exercise prices of certain options to purchase our common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, we will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. We have treated the revision of the exercise prices of certain option grants as a modification of such grants. This will result in total cash bonuses paid of approximately $9 million. We have recorded expense of $6 million in the quarter ended June 30, 2005 related to this modification of certain grants.

Additional Charges and Payments to Employees

Option Adjustments as a Result of Dividend to Investors.     Further, in connection with the $100.5 million cash dividend we declared and paid to holders of our common stock consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, we have made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. We have expensed approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

Employee Bonus Plan.    Our Board of Directors approved a special one-time bonus that is payable upon consummation of our initial common stock offering to all or substantially all of our employees, excluding senior management and any employees that have, or to whom we plan to grant, an equity participation in our company. The amount of the award granted to an employee was equal to approximately 4% of the employee’s annual salary. We have recorded expense of $10 million in the quarter ended June 30, 2005 related to such bonus.

Termination of Management/ Monitoring Agreement

As described in Note 21 to the Company’s audited consolidated financial statements for the seven months ended September 30, 2004, we entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, the Company, Holdings and Acquisition Corp. were required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its subsidiaries, the Management Agreement required the Company, Holdings and Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires the Company, Holdings and Acquisition Corp. to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company, Holdings or Acquisition Corp., their operations, and the services they provide to the Company, Holdings and Acquisition Corp.

The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the Management Agreement, the Company, Holdings and Acquisition Corp. were required by the terms of the agreement to pay each of the Investor Group any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

As described in Note 12 to the Company’s unaudited consolidated financial statements for the nine months ended June 30, 2005, on May 10, 2005, the Investor Group terminated the Management Agreement and on May 16, 2005 the Company paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations for the three months ended June 30, 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

The following table summarizes our historical results of operations:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
Revenues	$742	$726
Costs and expenses:
Cost of revenues	(396)	(393)
Selling, general and administrative expenses(1)	(318)	(276)
Amortization of intangible assets	(47)	(45)
Loss on termination of management agreement	(73)	—

Total costs and expenses	(834)	(714)

Operating (loss) income	(92)	12
Interest expense, net	(50)	(35)
Net investment-related gains	1	—
Equity in the gains of equity-method investees, net	—	1
Loss on repayment of debt of Holdings Notes	(35)	—
Loss on repayment of debt of bridge loan	—	(6)
Unrealized loss on warrants	—	(47)
Minority interest expense	—	(6)
Other income, net	1	—

Loss before income taxes	$(175)	$(81)
Income tax expense	(4)	(10)

Net loss	$(179)	$(91)

(1)	Includes depreciation expense of $12 million and $15 million for the three months ended June 30, 2005 and June 30, 2004, respectively.

Consolidated Historical Results

Revenues

Our revenues increased 2% to $742 million for the three months ended June 30, 2005, compared to $726 million for the three months ended June 30, 2004. The increase was driven by increases in Recorded Music and Music Publishing revenues. Digital revenue of $44 million, 6% of consolidated revenues, grew by 26% from the second fiscal quarter of 2005 and 76% from the first fiscal quarter of 2005. International operations contributed $381 million (51%) of consolidated revenues for the three months ended June 30, 2005 as compared to $394 million (54%) of consolidated revenues for the three months ended June 30, 2004. Our share of U.S. album sales increased by approximately 0.7 percentage points to 16.1% for the three months ended June 30, 2005 when compared to the same period in 2004. See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased by $3 million to $396 million for the three months ended June 30, 2005, compared to $393 million for the three months ended June 30, 2004. Expressed as a percentage of revenues, cost of revenues decreased to 53% for the three months ended June 30, 2005 as compared to 54% for the three months ended June 30, 2004. The increase in the absolute dollar amount of cost of revenues related to a $12 million increase from unfavorable fluctuations in foreign exchange rates, partially offset by a decrease in variable costs, such as licensing and royalty expenses, related to the decline in worldwide physical sales. Our cost of revenues consists of our product costs and our artist and repertoire-related costs. Our artist and repertoire-related costs reflect royalties associated with our current period sales and royalty advances believed to be unrecoverable.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $318 million for the three months ended June 30, 2005, compared to $276 million for the three months ended June 30, 2004. Selling, general and administrative expenses increased primarily due to $29 million in one-time compensation expenses consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with the Company’s Initial Common Stock Offering. Expressed as a percent of revenues, selling, general and administrative expenses increased to approximately 43% for the three months ended June 30, 2005, compared with 38% for the three months ended June 30, 2004. Excluding the effect of these one-time bonuses, selling, general and administrative expenses in the three months ended June 30, 2005 increased $13 million as compared to the three months ended June 30, 2004, and in the three months ended June 30, 2005 were approximately 39% of total revenues compared with 38% for the three months ended June 30, 2004. The increase in the dollar amount related primarily to a $6 million unfavorable impact from fluctuations in foreign exchange rates, $9 million of non-cash compensation expense related to our stock-based compensation and higher professional and legal fees for litigation and Sarbanes-Oxley compliance activities.

Loss on termination of management agreement

Concurrent with the Company’s Initial Common Stock Offering, the Investor Group terminated its management agreement with the Company (the “Management Agreement”). Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005 we paid a $73 million termination fee.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$(33)	$72
Depreciation expense	(12)	(15)
Amortization expense	(47)	(45)

Operating (loss) income	(92)	12
Interest expense, net	(50)	(35)
Net investment-related gains	1	—
Equity in the gains of equity-method investees, net	—	1
Loss on repayment of debt of Holdings Notes	(35)	—
Loss on repayment of debt of bridge loan	—	(6)
Unrealized loss on warrants	—	(47)
Minority interest expense	—	(6)
Other income (expense), net	1	—

Loss before income taxes	$(175)	$(81)
Income tax expense	(4)	(10)

Net loss	$(179)	$(91)

OIBDA

Our OIBDA decreased to a loss of $33 million for the three months ended June 30, 2005, compared to income of $72 million for the three months ended June 30, 2004. Expressed as a percentage of revenues, total OIBDA margin was approximately (4)% and 10% for the three months ended June 30, 2005 and 2004, respectively. The decrease in OIBDA was a result of the loss on termination of management agreement and the increase in selling, general and administrative expenses, both partially offset by the increase in consolidated revenues, each described above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased to $12 million for the three months ended June 30, 2005, compared to $15 million for the three months ended June 30, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

Our amortization expense increased to $47 million for the three months ended June 30, 2005, compared to $45 million for the three months ended June 30, 2004. The increase in amortization expense is a result of higher cost bases of our identifiable intangible assets subject to amortization, such as our music catalogs, artist contracts, and publishing copyrights that were obtained through acquisitions.

Operating income (loss)

We had an operating loss of $92 million for the three months ended June 30, 2005, compared to operating income of $12 million for the three months ended June 30, 2004. The decline in operating income to an operating loss was primarily a result of the decline in OIBDA described above. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our net interest expense increased to $50 million in the three months ended June 30, 2005, compared to $35 million for the three months ended June 30, 2004. The increase in interest expense is due to higher average debt balances in 2005 as compared to 2004, primarily due to new debt issued by Holdings of approximately $696 million in December 2004 and higher interest rates on the unhedged portion of our variable debt. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the three months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the three months ended June 30, 2004.

Equity in the losses of equity-method investees, net

We did not recognize any gains or losses related to equity-method investees in the three months ended June 30, 2005. However, for the three months ended June 30, 2004, we recognized $1 million of equity in gains of equity-method investees.

Loss on repayment of Holdings Notes

In June 2005, the Company redeemed all of the outstanding Holdings Floating Rate Notes, all of the outstanding Holdings PIK Notes and 35% of the outstanding Holdings Discount Notes. In connection with the redemption, the Company paid approximately $19 million of redemption premiums and wrote off approximately $12 million related to the carrying value of the unamortized debt issuance costs related to our Holdings Notes and approximately $4 million related to the carrying value of the unamortized discount on the issuance of the Holdings Notes. See “—Financial Condition and Liquidity” for more information.

Loss on repayment of bridge loan

We recognized a $6 million loss during the three months ended June 30, 2004 to write off the carrying value of the unamortized debt issuance costs related to our bridge loan, which we repaid in April 2004.

Unrealized loss on warrants

We recognized a $47 million unrealized loss to mark-to-market the value of the warrants for the three months ended June 30, 2004. In connection with the Company’s Initial Common Stock Offering, we repurchased the three-year warrants issued to Time Warner in connection with the Acquisition at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

We recognized minority interest expense of $6 million for the three months ended June 30, 2004. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes. As such, there is no comparable charge recognized during the three months ended June 30, 2005.

Income tax expense

We incurred income tax expense of $4 million for the three months ended June 30, 2005, compared to an income tax expense of $10 million for the three months ended June 30, 2004. Income tax expense primarily relates to the tax provisions on foreign income. In connection with the Acquisition, we made a joint election with Time Warner under Section 338(h)(10) of the US Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit in 2005 on US domestic tax losses incurred due to the uncertainty of realization of those deferred tax assets. Therefore, our income tax expense is comprised primarily of foreign income taxes.

Net loss

We recognized a net loss of $179 million for the three months ended June 30, 2005, compared to a net loss of $91 million for the three months ended June 30, 2004. The decline in 2005 was due to the decrease in operating income and the changes in the other line items as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$588	$577
OIBDA	$47	$66
Operating income (loss)	$6	$24

Music Publishing
Revenue	$161	$153
OIBDA	$28	$28
Operating income (loss)	$13	$13

Corporate and Revenue Eliminations
Intersegment elimination	$(7)	$(4)
OIBDA	$(108)	$(22)
Operating income (loss)	$(111)	$(25)

Total
Revenue	$742	$726
OIBDA	$(33)	$72
Operating income (loss)	$(92)	$12

Recorded Music

Recorded Music revenues increased $11 million (2%) to $588 million for the three months ended June 30, 2005, as compared to $577 million for the three months ended June 30, 2004. Recorded Music revenues represented approximately 80% of consolidated revenues for both the three months ended June 30, 2005 and 2004. Recorded Music benefited by $17 million from favorable fluctuations in foreign exchange rates and a $30 million increase in revenues from digital sales of Recorded Music product relating primarily to the development and increased consumer usage of legal, online distribution channels for the music industry. For the three months ended June 30, 2005, digital sales of Recorded Music product of $38 million represented approximately 6% of total Recorded Music revenue, up from 5% in the second fiscal quarter of 2005. The gains in Recorded Music revenues described above were partially offset by a $34 million decline in physical music sales. Worldwide physical music sales continued to decrease due to the industry-wide impact of piracy and lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units.

Recorded Music OIBDA decreased by $19 million to $47 million for the three months ended June 30, 2005, compared to $66 million for the three months ended June 30, 2004. Recorded Music OIBDA included a $20 million impact related to one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

Recorded Music operating income declined to $6 million for the three months ended June 30, 2005, compared to $24 million for the three months ended June 30, 2004. Recorded Music operating income included the following components:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$47	$66
Depreciation and amortization	(41)	(42)

Operating income (loss)	$6	$24

The $18 million decline in operating income was primarily due to the decrease in Recorded Music OIBDA described above.

Music Publishing

Music Publishing revenues increased $8 million (5%) to $161 million for the three months ended June 30, 2005, as compared to $153 million for the three months ended June 30, 2004. Music Publishing revenues represented about 22% of consolidated revenues for the three months ended June 30, 2005 as compared to 21% of consolidated revenues for the three months ended June 30, 2004. Music Publishing benefited by $3 million from favorable fluctuations in foreign exchange rates and from increases in mechanical and synchronization revenue of $2 million and $13 million, respectively. Mechanical revenues included increased royalties from sales in newer formats. Synchronization royalties continue to increase due to favorable market opportunities, such as movie, video game and advertisement deals and continued increases in sales in newer formats. For the three months ended June 30, 2005, digital revenue from Music Publishing of $6 million represented 4% of total Music Publishing revenue, up from 3% of total Music Publishing revenue in the second fiscal quarter of 2005. The increases in Music Publishing revenues described above were partially offset by a decline in performance revenues of $7 million related to a decrease in the number of radio hits and a decline in print revenues of $2 million as a result of the sale of our print business to a third party on May 31, 2005.

Music Publishing OIBDA was relatively flat at $28 million for the three months ended June 30, 2005 and 2004, as an $8 million increase in revenue was offset by an increase in cost of revenues of $8 million.

Music Publishing operating income remained at $13 million the three months ended June 30, 2005 and 2004. Music Publishing operating income includes the following components:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$28	$28
Depreciation and amortization	(15)	(15)

Operating income (loss)	$13	$13

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased to $108 million for the three months ended June 30, 2005, compared to $22 million for the three months ended June 30, 2004. Corporate expenses increased by $86 million primarily due to the $73 million loss on termination of management fee, described more fully above. Additionally, corporate expenses were impacted by $8 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, $2 million of stock-based compensation expense, and increases in professional and legal costs associated with pending litigation and Sarbanes-Oxley compliance.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

The following table summarizes our historical results of operations:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$2,597	$2,639	$971	$1,668
Costs and expenses:
Cost of revenues(1)	(1,377)	(1,429)	(523)	(906)
Selling, general and administrative expenses	(942)	(983)	(373)	(610)
Impairment of intangible assets	—	(1,019)	—	(1,019)
Amortization of intangible assets	(140)	(157)	(60)	(97)
Loss on termination of management agreement	(73)	—	—	—
Restructuring costs	—	(8)	—	(8)

Total costs and expenses	(2,532)	(3,596)	(956)	(2,640)

Operating income (loss)	65	(957)	15	(972)
Interest expense, net	(140)	(47)	(45)	(2)
Net investment-related gains (losses)	1	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(11)	—	(11)
Deal-related and transaction costs	—	(63)	—	(63)
Loss on repayment of debt of Holdings Notes	(35)	—	—	—
Loss on repayment of debt of bridge loan	—	(6)	(6)	—
Unrealized gain (loss) on warrants	17	(47)	(47)	—
Minority interest expense	(5)	(9)	(9)	—
Other income (expense), net	5	(7)	—	(7)

Loss before income taxes	(93)	(1,156)	(92)	(1,064)
Income tax expense	(46)	(129)	(9)	(120)

Net loss	$(139)	$(1,285)	$(101)	$(1,184)

(1)	Includes depreciation expense of $40 million and $52 million for the nine months ended June 30, 2005 and June 30, 2004, respectively.

Consolidated Pro Forma Results

As previously discussed, the Acquisition occurred effective as of March 1, 2004. Accordingly, our operating results for the nine months ended June 30, 2004 include the five-month period ended February 29, 2004, which does not reflect the significant effects of the Transactions. Had the Transactions occurred on October 1, 2003, our pro forma results for the nine months ended June 30, 2004 would have been as follows:

Pro Forma Nine Months Ended June 30, 2004
(in millions, unaudited)
Revenue	$2,639
OIBDA	273
Impairment of goodwill and other intangible assets	(1,019)
Depreciation and amortization	(186)
Operating loss	(932)
Interest expense, net	(99)
Net loss	(887)

A discussion of our consolidated historical results for the nine-month periods ended June 30, 2005 and 2004 follows:

Consolidated Historical Results

Revenues

Our revenues decreased 2% to $2.597 billion for the nine months ended June 30, 2005, compared to $2.639 billion for the nine months ended June 30, 2004. The decrease was primarily driven by lower Recorded Music revenues, partially offset by higher Music Publishing revenues. International operations contributed $1.401 billion (54%) of consolidated revenues for the nine months ended June 30, 2005 as compared to $1.435 billion (54%) of consolidated revenues for the three months ended June 30, 2004. See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues decreased by $52 million to $1.377 billion for the nine months ended June 30, 2005, compared to $1.429 billion for the nine months ended June 30, 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the nine months ended June 30, 2005 and 2004, respectively. The decrease in the dollar amount of cost of revenues principally relates to a $71 million decrease in artist and repertoire-related costs associated with our lower sales volume and lower artist advance write-offs of $53 million. The prior year results reflect write-offs of certain artist advances deemed to be unrecoverable. Additional decreases include a $25 million decrease in licensing expenses and a $10 million decrease in manufacturing costs. These cost reductions were offset by a $54 million increase from unfavorable fluctuations in foreign exchange rates.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $41 million to $942 million for the nine months ended June 30, 2005, compared to $983 million for the nine months ended June 30, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 36% for the nine months ended June 30, 2005, compared with 37% for the nine months ended June 30, 2004. Selling, general and administrative expenses were impacted by $29 million in one-time compensation expense consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. Excluding the effect of the one-time bonuses described above, selling, general and administrative expenses in the nine months ended June 30, 2005 decreased $70 million as compared to the nine months ended June 30, 2004 and selling, general and administrative expenses in the nine months ended June 30, 2005 was approximately 35% of total revenues. The decrease in the dollar amount related primarily to (i) reductions in sales and marketing costs, primarily employee related ($81 million) and (ii) a decrease in distribution costs ($21 million), both of which were partially offset by the unfavorable impact of fluctuations in foreign exchange rates ($27 million) and $18 million of non-cash compensation expense related to our stock option and restricted stock awards.

Loss on termination of management agreement

Concurrent with the Company’s Initial Common Stock Offering, the Investor Group terminated its management agreement with the Company (the “Management Agreement”). Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 3005 we paid a $73 million termination fee.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$245	$271	$96	$175
Depreciation expense	(40)	(52)	(21)	(31)
Amortization expense	(140)	(157)	(60)	(97)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	65	(957)	15	(972)

Interest expense, net	(140)	(47)	(45)	(2)
Net investment-related losses	1	(9)	—	(9)
Deal-related transaction and other costs	—	(63)	—	(63)
Loss on repayment of debt of Holdings Notes	(35)	—	—	—
Loss on repayment of debt of bridge loan	—	(6)	(6)	—
Equity in the losses of equity-method investees, net	(1)	(11)	—	(11)
Unrealized gain (loss) on warrants	17	(47)	(47)	—
Minority interest expense	(5)	(9)	(9)	—
Other income (expense), net	5	(7)	—	(7)

Loss before income taxes	(93)	(1,156)	(92)	(1,064)
Income tax expense	(46)	(129)	(9)	(120)

Net loss	$(139)	$(1,285)	$(101)	$(1,184)

OIBDA

Our OIBDA decreased to $245 million for the nine months ended June 30, 2005, compared to $271 million for the nine months ended June 30, 2004. Expressed as a percentage of revenue, total OIBDA margin was 9% and 10% for the nine months ended June 30, 2005 and 2004, respectively. The decrease in OIBDA was primarily a result of (i) the $73 million loss on termination of management agreement and (ii) the decrease in revenues, partially offset by the decreases in cost of revenues and selling, general and administrative expenses, each described above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $12 million to $40 million for the nine months ended June 30, 2005, compared to $52 million for the nine months ended June 30, 2004. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

Our amortization expense decreased to $140 million for the nine months ended June 30, 2005, compared to $157 million for the nine months ended June 30, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

We had operating income of $65 million for the nine months ended June 30, 2005, compared to an operating loss of $957 million for the nine months ended June 30, 2004. The improvement to operating income from an operating loss was due in part to the changes in OIBDA, depreciation expense and amortization expense, each described above. Additionally, there was an impairment charge for $1.019 billion in the nine months ended June 30, 2004 and none in the nine months ended June 30, 2005. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our net interest expense increased to $140 million in the nine months ended June 30, 2005, compared to $47 million for the nine months ended June 30, 2004. The increase in interest expense was primarily due to higher average debt balances in the nine months ended June 30, 2005 as compared to the same period in 2004 primarily due to new debt issued (i) in connection with the capitalization of the Company in March 2004 ($1.8 billion), (ii) the recapitalization of the Company in April 2004 and (iii) by Holdings in December 2004 ($696 million). See “—Financial Condition and Liquidity” for more information.

Net investment-related gains (losses)

We recognized a $1 million investment-related gain for the nine months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. For the nine months ended June 30, 2004 we recognized $9 million of net investment-related losses principally related to reductions in carrying values of certain equity-method investments.

Equity in the losses of equity-method investees, net

Our equity in the losses of equity-method investees was $1 million for the nine months ended June 30, 2005, compared to $11 million for the nine months ended June 30, 2004. The lower losses principally related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets we acquired.

Loss on repayment of Holdings Notes

In June 2005 the Company redeemed all of the outstanding Holdings Floating Rate Notes, all of the outstanding Holdings PIK Notes and 35% of the outstanding Holdings Discount Notes. In connection with the redemption, the Company paid approximately $19 million of redemption premiums, and wrote off approximately $12 million related to the carrying value of the unamortized debt issuance costs related to our Holdings Notes and approximately $4 million related to the carrying value of the unamortized discount on the issuance of the Holdings Notes. See “—Financial Condition and Liquidity” for more information.

Loss on repayment of bridge loan

We recognized a $6 million loss during the nine months ended June 30, 2004 to write off the carrying value of the unamortized debt issuance costs related to our bridge loan, which we repaid in April 2004.

Deal-related transaction and other costs

We did not recognize any deal-related transaction costs for the nine months ended June 30, 2005. However for the nine months ended June 30, 2004, we recognized $63 million of deal-related transaction and other costs. These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG’s business in 2003 by Time Warner that did not occur, losses incurred in connection with the probable pension curtailment that ultimately occurred, and losses related to certain executive contractual obligations triggered upon closing of the Acquisition.

Unrealized gain (loss) on warrants

We recognized a $17 million unrealized gain on the stock warrants issued to Time Warner in connection with the Acquisition for the nine months ended June 30, 2005 as compared to a $47 million loss for the nine months ended June 30, 2004. In connection with the Company’s Initial Common Stock Offering, the Company repurchased the three-year warrants at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

We recognized minority interest expense of $5 million and $9 million for the nine months ended June 30, 2005 and 2004, respectively. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes.

Income tax expense

We incurred income tax expense of $46 million and $129 million for the nine months ended June 30, 2005 and 2004, respectively. The income tax provisions are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner US consolidated tax group and were able to recognize deferred tax benefits on US domestic tax losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner US consolidated tax group terminated along with our ability to recognize similar, deferred tax benefits. Accordingly, the income tax expense in 2005 primarily relates to the tax provisions on foreign income. There was no offsetting income tax benefit in 2005 on US domestic tax losses incurred due to the uncertainty of realization of those deferred tax assets.

Net loss

We recognized a net loss of $139 million for the nine months ended June 30, 2005, compared to a net loss of $1.285 billion for the nine months ended June 30, 2004. The decline in the net loss in 2005 was due to the improvement in operating income and the changes in the other line items as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$2,149	$2,197	$767	$1,430
OIBDA	$313	$224	$78	$146
Operating income (loss)	$188	$(936)	$22	$(958)

Music Publishing
Revenue	$470	$461	$208	$253
OIBDA	$99	$100	$43	$57
Operating income (loss)	$55	$43	$22	$21

Corporate and Revenue Eliminations
Intersegment eliminations	$(22)	$(19)	$(4)	$(15)
OIBDA	$(167)	$(53)	$(25)	$(28)
Operating income (loss)	$(178)	$(64)	$(29)	$(35)

Total
Revenue	$2,597	$2,639	$971	$1,668
OIBDA	$245	$271	$96	$175
Operating income (loss)	$65	$(957)	$15	$(972)

Recorded Music

Recorded Music revenues decreased by $48 million (2%) to $2.149 billion for the nine months ended June 30, 2005, compared to $2.197 billion for the nine months ended June 30, 2004. Recorded Music revenues represented about 83% of consolidated revenues for the nine months ended June 30, 2005 and 2004. Recorded Music revenues benefited by $80 million from favorable fluctuations in foreign exchange rates and a $66 million increase in revenues from digital sales of Recorded Music product primarily relating to the development and increased consumer usage of legal, online distribution channels for the music industry. For the nine months ended June 30, 2005 digital sales of Recorded Music product was $89 million, or 4% of Recorded Music revenues. The gains in Recorded Music revenues described above were more than offset by a decline in physical worldwide music sales of $188 million due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels.

Recorded Music OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, including a decrease of approximately $79 million of lower artist and repertoire-related costs associated with our lower sales volume and artist advance write-offs, a $75 million decrease in variable selling and marketing expenses and a $11 million benefit from favorable fluctuations in foreign exchange rates. These benefits were offset by the decline in revenue of $48 million and $20 million of one-time bonuses to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with the Company’s Initial Common Stock Offering.

Recorded Music had operating income of $188 million for the nine months ended June 30, 2005, compared to an operating loss of $936 million for the nine months ended June 30, 2004. Recorded Music operating income (loss) included the following components:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$313	$224	$78	$146
Depreciation and amortization	(125)	(141)	(56)	(85)
Impairment of intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	$188	$(936)	$22	$(958)

The $1.124 billion improvement in operating income primarily related to the absence of the 2004 impairment charge, which reduced the carrying value of our goodwill and other intangible assets by $1.019 billion, a decrease in depreciation and amortization of $16 million, and the $89 million improvement in OIBDA discussed above.

Music Publishing

Music Publishing revenues increased $9 million (2%) to $470 million for the nine months ended June 30, 2005, compared to $461 million for the nine months ended June 30, 2004. Music Publishing revenues represented about 18% of consolidated revenues for the nine months ended June 30, 2005 compared to 17% for the nine months ended June 30, 2004. Music Publishing revenues benefited by $15 million from favorable fluctuations in foreign exchange rates, and from increases in synchronization and digital revenues of $17 and $14 million, respectively. Synchronization royalties continue to increase due to favorable market opportunities, such as movie, video game and advertisement deals and continued increases in sales in newer formats. For the nine months ended June 30, 2005, digital revenues were $15 million, or 3% of Music Publishing revenues. The increases in Music Publishing revenues described above were partially offset by a decline in performance revenues of $17 million related to a decrease in the number of radio hits, and a decline in print revenues of $6 million as a result of the sale of our print business to a third party on May 31, 2005.

Music Publishing OIBDA decreased to $99 million for the nine months ended June 30, 2005, compared to $100 million in the nine months ended June 30, 2004. OIBDA was impacted by a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with the Company’s Initial Common Stock Offering.

Music Publishing operating income increased to $55 million in the nine months ended June 30, 2005, compared to $43 million in the nine months ended June 30, 2004. Music Publishing operating income includes the following components:

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
OIBDA	$99	$100	$43	$57
Depreciation and amortization	(44)	(57)	(21)	(36)

Operating income (loss)	$55	$43	$22	$21

The $12 million increase in operating income primarily related to a $13 million decrease in depreciation and amortization expense, offset by the $1 million decrease in OIBDA discussed above.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased by $114 million to $167 million for the nine months ended June 30, 2005, compared to $53 million for the nine months ended June 30, 2004. Corporate expenses primarily increased due to the $73 million loss on termination of management agreement, more fully described above. Corporate expenses for the nine months ended June 30, 2005 also include $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. The bonus payments were awarded in connection with the Company’s Initial Common Stock Offering. Additional increases were the result of higher professional and legal costs associated with pending litigation and Sarbanes-Oxley compliance, higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. Certain corporate-related costs were allocated in 2004 to Time Warner’s former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2005, we had $2.249 billion of debt, $265 million of cash and equivalents (net debt of $1.984 billion, defined as total debt less cash and equivalents) and $113 million of shareholders’ equity. This compares to $1.840 million of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $280 million of shareholders’ equity at September 30, 2004. The increase in net debt resulted from the issuance of $696 million of Holdings debt in December 2004, of which all but $170 million was redeemed on June 15, 2005, and the borrowing of an additional $250 million of term loans under the Company’s senior secured credit facility, offset by our quarterly repayment of our term loans under the senior secured credit facility.

The reduction in shareholders’ equity that occurred during the nine months ended June 30, 2005 related to the return of capital of $422 million paid in December 2004 from the proceeds of the Holdings Notes, the return of capital of $50 million paid in March and May of 2005, the dividend of $100.5 million paid to our common shareholders immediately prior to the Company’s Initial Common Stock Offering, the payment of the remaining preference amount of the Class L Common Stock of $8.5 million, the termination of the Management Agreement resulting in a $73 million termination fee and the charges of $35 million incurred in relation to the repayment of certain of the Holdings Notes on June 15, 2005. Such reductions were offset, in part, by the Company’s Initial Common Stock Offering, which resulted in additional equity of $525 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2005 and 2004 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Nine Months Ended June 30, 2005	Nine Months Ended June 30, 2004	Four Months Ended June 30, 2004	Five Months Ended February 29, 2004
	Successor	Combined	Successor	Predecessor
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$172	$389	$37	$352
Investing activities	(54)	(2,631)	(2,648)	17
Financing activities	(407)	2,687	2,669	18

Operating Activities

Cash provided by operations was $172 million for the nine months ended June 30, 2005, compared to cash provided by operations of $389 million for the nine months ended June 30, 2004. The $217 million decrease in cash provided by operations resulted primarily from the payment of a $73 million fee as a result of the termination of the Management Agreement, $105 million of higher interest payments associated with our leveraged capital structure and approximately $72 million of cash payments related to our restructuring activities. The decrease also reflects cash paid of $10 million to our employees in connection with the Company’s Initial Common Stock Offering and cash paid for certain of the other one-time special bonuses paid to certain holders of restricted stock and stock options.

Investing Activities

Cash used in investing activities was $54 million for the nine months ended June 30, 2005, compared to $2.631 billion for the nine months ended June 30, 2004. The decrease in cash used in investing activities primarily related to the cash purchase price of $2.638 billion, including transaction costs, paid in connection with the Acquisition.

Financing Activities

Cash used in financing activities was $407 million for the nine months ended June 30, 2005, compared to $2.687 billion of cash provided for the nine months ended June 30, 2004. Cash flows from financing activities are not comparable from period to period. In 2004, we began operating as an independent company. However, in 2003, we were owned by Time Warner. As such, all of our cash requirements were funded by Time Warner and Time Warner received most of the cash generated by us through a centralized cash management system or use of shared international cash pooling arrangements. Consequently, except for principal payments on capital leases and certain net borrowings of third-party debt, which were not significant, all financing activities for the period prior to the Acquisition related to movement of cash between Time Warner and us.

Cash provided by financing activities for 2004 principally reflected activities to fund the purchase price paid in connection with the Acquisition, settle intercompany receivables and payables for the period preceding the Acquisition, and modify our initial capital structure by returning a portion of the initial capital contributed by the Investor Group. In particular, we borrowed $1.650 billion which was used primarily to fund a portion of the purchase price paid in connection with the Acquisition (including transaction costs) and to pay $78 million of financing-related debt issuance costs. We also received capital contributions of $1.250 billion from the Investor Group to fund a portion of the purchase price paid in connection with the Acquisition. In April 2004, we refinanced certain of our debt at the Acquisition Corp level, including the repayment of the remaining balance of the bridge loan of $506 million, the issuance of the U.S. dollar and Sterling denominated notes for approximately $650 million, and additional term loan borrowings under our senior secured credit facility of approximately $50 million. With respect to the pre-acquisition, five-month period ended February 29, 2004, $290 million of net funding was received by Time Warner and used, in part, to repay $124 million of third-party indebtedness.

Cash used in financing activities for the nine months ended June 30, 2005 primarily relates to the repayment of a portion of the Holdings Notes for $574 million, quarterly term loan debt repayments of $10 million, the returns of capital paid to the Investor Group of $917 million, and the $209 million redemption of subsidiary preferred stock as part of the Holdings Refinancing, and $138 million paid to repurchase the three-year warrants from Time Warner. These uses of cash were offset principally by $525 million of net proceeds after stock-issuance costs from the Company’s Initial Common Stock Offering, $681 million of net proceeds after debt-issuance costs from the issuance of debt as part of the Holdings Refinancing and $247 million of net proceeds after debt-issuance costs from the additional term loan borrowings under the senior secured credit facility.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of June 30, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our and Holdings’ new debt service requirements, working capital requirements, capital expenditure requirements and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2005, our long-term debt consisted of $1.434 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $645 million of Acquisition Corp. Subordinated Notes and $170 million of Holdings Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of June 30, 2005.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.434 billion outstanding term loan portion and a $250 million revolving credit portion. During the nine months ended June 30, 2005 we borrowed an additional $250 million under the credit facility, which resulted in an increase in the outstanding term loan balance as compared to September 30, 2004. The term loan portion of the facility, including the $250 million of new borrowings, matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial applicable margin for borrowings under the revolving credit facility and the term loan facility was 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. As of June 30, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 0.75% and 1.75%, respectively, for borrowings under the revolving credit facility. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of June 30, 2005, the commitment fee rate was 0.25%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December 2004, Holdings issued $847 million principal amount of debt. The $847 million principal amount of Holdings’ debt consisted of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes”, and collectively, the “Holdings Notes”).

In connection with the Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of June 30, 2005, Holdings had $170 million of debt on its balance sheet relating to such securities, net of issuance discounts.

The Holdings Floating Rate Notes were redeemed in full on June 15, 2005. From the issuance date through the redemption date, the notes bore interest at a quarterly floating rate based on three-month LIBOR rates plus a margin equal to 4.375%. Interest was payable quarterly in cash beginning on March 15, 2005.

The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semiannually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014. The Company redeemed 35% of the Holdings Discount Notes on June 15, 2005.

The Holdings PIK Notes were redeemed in full on June 15, 2005. From the date of issuance through the date of redemption, the notes bore interest at a semi-annual floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest was accrued in the form of additional PIK notes at the election of the Company. Such amounts were also repaid in connection with the redemption.

The terms of the indentures governing the Acquisition Corp. Subordinated Notes and Holdings Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit agreement permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit agreement. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit agreement, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

Initial Common Stock Offering

In May 2005, we completed the initial public offering of our common stock (the “Initial Common Stock Offering”). Prior to the consummation of the Initial Common Stock Offering, we, among other things, renamed all of our outstanding shares of Class A Common Stock as common stock and authorized an approximately 1,139 for 1 split of our common stock. We contributed the net proceeds from the Initial Common Stock Offering of $517 million to Holdings as an equity capital contribution. Holdings used all of such funds and approximately $57 million of cash received through dividends from Acquisition Corp. to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

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

Covenant Compliance

Our borrowing arrangements, including the senior secured credit facility, the Holding Notes and the Acquisition Corp. Notes contain certain financial covenants which are tied to ratios based on Adjusted EBITDA, which is defined under the indentures governing the notes as “EBITDA.” Adjusted EBITDA (as defined in the indentures) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, Adjusted EBITDA (as defined in the indentures) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; (2) the amount of any restructuring charges or reserves, subject to certain limitations;

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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined, and the calculation of fixed charge coverage and Net Indebtedness to Adjusted EBITDA ratios under our indentures governing the notes of Acquisition Corp. and Holdings for the most recently ended four fiscal quarters ended June 30, 2005. The terms and related calculations are defined in the indenture (in millions, except ratios).

Pro Forma
Twelve Months Ended June 30, 2005
Net loss of Warner Music Group	$(276)
Minority interest expense	10
Warrant mark-to-market—Warner Music Group	56
Interest expense—Warner Music Group	1

Net loss of WMG Holdings Corp.	(209)
Interest expense—WMG Holdings Corp.	31
Loss on repayment of Holdings Notes	35

Net loss of WMG Acquisition Corp.	(143)
Interest expense, net	143
Income tax expense	67
Depreciation and amortization	239
Management fees(a)	81
Restructuring costs(b)	26
Equity in losses of equity method investees(c)	2
Non-cash compensation expense(d)	19

Adjusted EBITDA	434
Cost savings from Acquisition-related restructuring(e)	12

Adjusted pro forma EBITDA	$446

Fixed Charges(f)—WMG Acquisition Corp.	$109

Fixed Charges(g)—WMG Holdings Corp.	$126

Net Indebtedness—WMG Acquisition Corp.	$1,855

Net Indebtedness—WMG Holdings Corp.	$2,024

Fixed Charges Coverage ratio(h)—WMG Acquisition Corp.	4.09x

Fixed Charges Coverage ratio(h)—WMG Holdings Corp.	3.54x

Net Indebtedness to Adjusted pro forma EBITDA ratio(i)—Acquisition Corp.	4.16x

Net Indebtedness to Adjusted pro forma EBITDA ratio(i)—Holdings Corp.	4.54x

Net Senior Indebtedness to Adjusted pro forma EBITDA ratio(i)—Acquisition Corp.	2.71x

(a)	Reflects management fees paid to the Investor Group for management advisory services and the termination fee paid by the Company to terminate the management agreement.
(b)	Reflects costs associated with the restructuring plan related to the Acquisition.
(c)	Represents our share of the net income of investments in companies accounted for using the equity method.

(d)	Reflects costs of stock-based compensation accounted for under FAS 123 and representative costs of services provided by employees of the Investor Group who have performed management roles on an interim basis.
(e)	Reflects reduction in operating expenses from restructurings already implemented for which the cost savings have not been fully reflected in our Statement of Operations.
(f)	Fixed charges is defined in the indenture as consolidated interest expense excluding certain noncash interest expense.
(g)	Fixed charges is defined in the indenture as consolidated interest expense excluding certain noncash interest expense. Pro forma effect has been given to fixed charges for the Holdings Notes as if they had been issued as of July 1, 2004.
(h)	In order for Acquisition Corp. and Holdings Corp. to make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Notes and the Holdings Notes, the Fixed Charge coverage ratio needs to exceed a 2.0x ratio.
(i)	In order for Acquisition Corp. to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 3.75x, and its Net Senior Indebtedness to Adjusted EBITDA ratio needs to be lower than 2.5x. In order for Holdings to make certain restricted payments, including payments to Warner Music Group Corp., its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 4.25x. Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indenture governing the Acquisition Corp. Notes and Holdings Notes, respectively.

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

As discussed in Note 23 to our audited consolidated financial statements for the seven months ended September 30, 2004, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2005, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2004.

In July and August 2005, the Company entered into foreign exchange forward contracts with a notional value of approximately $160 million. These contracts are hedging approximately 80% of the Company’s net foreign exchange exposure on inter-company royalties from foreign affiliates.

During the nine months ended June 30, 2005, the Company entered into additional interest rate swap agreements with a notional face amount of $597 million. Under these interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Based on the addition of the new interest-rate swap agreements, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of June 30, 2005 with no subsequent changes in rates for the remainder of the period.

ITEM 4.	CONTROLS AND PROCEDURES

Certification

The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Introduction

The Company became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on May 10, 2005, the effective date of the Company’s registration statement relating to its Initial Common Stock Offering. Acquisition Corp., a wholly owned subsidiary, became subject to the periodic and other reporting requirements of the Exchange Act on February 10, 2005, the effective date of Acquisition Corp.’s registration statement relating to its exchange offer to exchange outstanding unregistered notes for freely tradeable exchange notes that were registered under the Securities Act of 1933, as amended.

SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

SEC rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

During the transition from a division of a multinational company to a stand-alone business, our outside auditors advised the audit committee of our board of directors and our management that numerous entity level controls were limited or not in place, including the need for a permanent chief financial officer (who we have since hired) and additional skilled accounting and SEC experienced personnel to enhance the accounting department both domestically and internationally, the need to considerably enhance our documentation of our systems and controls and the need to develop and implement a formal code of conduct. In addition, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. Finally, our auditors noted that our overall controls at our print business are significantly deficient. On December 15, 2004, we entered into a definitive agreement to sell our print business to Alfred Publishing Co., Inc., and the sale was closed on May 31, 2005. See also “Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure timely and reliable financial reports.”

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weaknesses in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, the Company is also in the process of reviewing its disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. Since completion of the most recent audit, the Company has undertaken a number of actions, as set forth below, to remedy the weaknesses discovered in our Internal Controls so that the Company’s Disclosure Controls are effective in the future. We will continue to devote resources to improve our controls and remedy these weaknesses.

Changes in Internal Control over Financial Reporting

We have already taken a number of actions to begin to address the items identified by our outside auditors and to provide reasonable assurances that the objectives of our Disclosure Controls and Internal Controls will be met including:

•	hiring a permanent chief financial officer;

•	establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

•	outsourcing our internal audit functions and hiring a director of internal audit;

•	hiring internal and external resources to lead our Section 404 evaluation efforts;

•	adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

•	hiring other accounting and SEC experienced personnel to enhance the accounting department;

•	hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

•	hiring a director of taxation and other tax department members; and

•	entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

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

Institution of Internal Controls in compliance with Section 404 of Sarbanes-Oxley

As a result of our registration with the Securities and Exchange Commission, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and regulations promulgated thereunder as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to loss of confidence in the reliability of our financial statements. In additional, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results. See also “Risk Factors—Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant affect on our business and reputation.”

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

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

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

We have already taken a number of actions to begin to address the items identified including:

•	hiring a permanent chief financial officer;

•	establishing an audit committee and appointing an independent director who is a financial expert as the chair of the committee;

•	outsourcing our internal audit functions and hiring a director of internal audit;

•	hiring internal and external resources to lead our Section 404 evaluation efforts;

•	adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

•	hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

•	hiring other accounting and SEC experienced personnel to enhance the accounting department;

•	hiring a director of taxation and other tax department members; and

•	entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

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

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While DVD-Audio, DualDisc and downloadable digital files are thought to represent potential new avenues for growth, no significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by IFPI at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.6% from 2002 to 2003 and 1.3% from 2003 to 2004. Although we believe that the recorded music industry should improve as evidenced by the year-over-year growth in U.S. music physical unit sales in 2004 and flat performance in overall (physical and digital) music unit sales globally in 2004, the best year-on-year trend in global music sales for five years according to the IFPI, the industry may relapse into a period of decline as witnessed from 1999 to 2003. We cannot assure you as to the timing or the extent of any improvement in the industry or that the evidence of improvement in 2004 based upon U.S. sales through the one-year period ending January 2, 2005 and global sales in the first half of 2004 will continue. For example, as of August 7, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.61% year-over-year. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the ever greater price negotiating leverage of mass merchandisers and big box retailers, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs and the adoption by record companies of initially lower-margin formats such as DualDisc and DVD-Audio. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. For instance, the Inducing Infringement of Copyrights Act of 2004 introduced in the Senate on June 22, 2004 was not enacted in 2004. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor, such as in the original decisions in the recent file-sharing cases in the U.S., Metro-Goldwyn-Mayer Studios, Inc. et al vs. Grokster Ltd. et al), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer. On March 29, 2005, the U.S. Supreme Court heard the appeal of the decision of the U.S. Court of Appeals for the 9th Circuit in the Grokster case. The issue to be decided by the Supreme Court was the liability of file sharing software developers and vendors for the copyright infringement that takes place on their services. Both the district court and the Ninth Circuit had found that Grokster and Streamcast could not be found contributorily and vicariously liable for the copyright infringement committed by the users of their services. On June 7, 2005, the U.S. Supreme Court held that one who distributes a device with the object of promoting its use to infringe copy right, as shown by clear expression or other affirmative steps taken to foster infringement, going beyond mere distribution with knowledge of third-party action, is liable for the resulting acts of infringement by third parties using the device regardless of the of the lawful uses of the device. The U.S. Supreme court sent the case back to the trial court so that the trial process can determine whether the defendant companies intentionally encouraged infringement.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.6 billion in revenues in 2004, according to IFPI. IFPI estimates that 1.2 billion pirated units were manufactured in 2004. According to IFPI estimates, approximately 34% of all music CDs sold worldwide in 2004 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and have substantially completed our production. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On July 25, 2005, Sony BMG Music Entertainment (“Sony BMG”) reached a settlement with the Attorney General. As part of such settlement, Sony BMG agreed to make $10 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. Commissioner Adelstein of the Federal Communications Commission has subsequently called for an investigation into the same or related subject matter. FCC Chairman Kevin J. Martin has also directed the Enforcement Bureau to review the settlement agreement reached by Sony BMG and investigate any incidents in which the agreement discloses evidence of payola rule violations as well as investigating any evidence of payola rule violations outside of the Sony BMG settlement the Bureau may be presented with. While it is too soon to predict the outcome of this investigation and the FCC announcements on us, the investigation by Spitzer, the FCC announcements and these recent developments have the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

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

Our business is seasonal. For the nine months ended June 30, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year which represent our first quarter under our new September 30 fiscal year. Historically, we have realized approximately 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 35% of recorded music calendar year net sales during the last three months of 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service under the notes and Subordinated Notes other obligations.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the nine months ended June 30, 2005, approximately 54% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

The enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists.

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was introduced in New York to create a statute similar to Section 2855, which did not advance. There is no assurance that New York, California or any other state will not reintroduce or introduce similar legislation in the future. In fact, legislation similar to Section 2855 has recently been introduced in the New York Assembly. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are “works made for hire”. Since the effective date of U.S. copyrightability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not “works made for hire”. If any of our commercially available recordings were determined not to be “works made for hire”, then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

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

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short-term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in 2006. If we are unable to negotiate renewals of these agreements we would have to switch to substitute suppliers. Further, pricing negotiated with Cinram in future agreements may be more or less favorable than the existing agreements.

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

In August 2004 Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with global market shares over 25%, Universal and Sony BMG, and two significantly smaller majors, EMI and us, each with less than 15%. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2005, our total consolidated indebtedness was $2.249 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of current letters of credit).

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

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists, and songwriters capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing the Acquisition Corp. Subordinated Notes and the Holdings Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Holdings also will be relying on Acquisition Corp. and its subsidiaries to make payments on the Holdings Notes. If Acquisition Corp. does not dividend funds to Holdings in an amount sufficient to make such payments,

Holdings may default under the indenture governing the Holdings notes, which would result in all such notes becoming due and payable. Because Acquisition Corp.’s debt agreements have covenants that limit its ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit agreement and the indenture governing the Acquisition Corp. Subordinated Notes and Holdings Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our restricted subsidiaries to, among other things:

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

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. In response to the Attorney General’s subpoenas, we have been producing documents and have substantially completed our production. We also understand that the investigation has been expanded to include companies that own radio stations. The investigation is pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On July 25, 2005, Sony BMG Music Entertainment (“Sony BMG”) reached a settlement with the Attorney General. As part of such settlement, Sony BMG agreed to make $10 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. Commissioner Adelstein of the Federal Communications Commission has subsequently called for an investigation into the same or related subject matter. FCC Chairman Kevin J. Martin has also directed the Enforcement Bureau to review the settlement agreement reached by Sony BMG and investigate any incidents in which the agreement discloses evidence of payola rule violations as well as investigating any evidence of payola rule violations outside of the Sony BMG settlement the Bureau may be presented with. While it is too soon to predict the outcome of this investigation and the FCC announcements on us, the investigation by Spitzer, the FCC announcements and these recent developments have the potential to result in changes in the manner in which the recorded music industry promotes its records or financial penalties, which could adversely affect our business, including our brand value.

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

In May 2005, an aggregate of 5,000 shares of the Company’s common stock was issued to Richard Bressler as compensation for his role as an independent director who serves as the Chair of the Audit Committee. These securities were issued pursuant to an exemption available under section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

The Company is still in the process of finding an additional independent audit committee member in compliance with the New York Stock Exchange rules.

ITEM 6.	EXHIBITS

2.1	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp(1)

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp.(2)

3.2	Amended and Restated Bylaws of Warner Music Group Corp.(2)

10.1	Director Restricted Stock Award Agreement, dated as of May 10, 2005, between Warner Music Group Corp. and Richard J. Bressler(3)

10.2	Amended and Restated Stockholders Agreement, dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and Certain Stockholders of Warner Music Group Corp.(3)

10.3	Termination Agreement of the Management Agreement, dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Capital Partners Management, LLC(3)

10.4	Second Supplemental Indenture, dated as of May 17, 2005, to the Indenture dated April 8, 2004 as amended by the First Supplemental Indenture dated as of November 16, 2004 among WMG Acquisition Corp., the subsidiary guarantors parties thereto and Wells Fargo Bank, National Association, as Trustee(3)

31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended**

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended**

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
**	Filed herewith
(1)	Incorporated by reference to Registration Statement on Form S-4 of Warner Music Group Corp. and WMG Holdings Corp. (File Nos. 333-12686 and 333-126786-1).
(2)	Incorporated by reference to Warner Music Group Corp.’s Form 10-Q for the period ended March 31, 2005.
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 19, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005

WARNER MUSIC GROUP CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)