Form 10-K
period 2005-09-30
Warner Music Group Corp.
filed 2005-12-01
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32502

Warner Music Group Corp.

(Exact name of Registrant as specified in its charter)

Delaware	13-4271875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 Rockefeller Plaza New York, NY 10019	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 275-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2005, there was no established market for the registrant’s common stock. The aggregate market value of common stock held by non-affiliates as of September 30, 2005 was approximately $603,426,000, using the closing price per share of $18.51, as reported on the New York Stock Exchange as of such date.

As of November 24, 2005, the number of shares of the registrant’s common stock, par value $0.001 per share, outstanding was 148,460,662.724.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s fiscal 2005 annual meeting of stockholders.

WARNER MUSIC GROUP CORP.

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We disclaim any duty to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See “Safe Harbor Statement Under Private Securities Litigation Reform Act of 1995.”

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s fourth-largest recorded music company (third-largest in the U.S.) and the world’s second-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $3.502 billion during our fiscal year ended September 30, 2005.

Our Recorded Music business produces revenue through the marketing, sale and licensing of recorded music in various physical (such as CDs, cassettes, LPs and DVDs) and digital (such as downloads and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 28 of the top 100 U.S. best-selling albums of all time—more than any other recorded music company, including The Eagles: Their Greatest Hits 1971-1975 (the best-selling album of all time), Led Zeppelin IV and Rumours by Fleetwood Mac. We also lead all recorded music companies in albums certified as “Diamond” by RIAA, which are those albums that have more than 10 million net shipped units in the U.S., with approximately 30% of the total. Our roster of artists spans all musical genres and includes Led Zeppelin, The Eagles, Madonna, Green Day, Metallica and Fleetwood Mac. Our more recent album successes include artists such as Rob Thomas, Mike Jones, James Blunt, My Chemical Romance, Eric Clapton, T.I., Faith Hill, Death Cab for Cutie, Green Day, Disturbed, Paul Wall, and Big & Rich. Our Recorded Music business generated revenues of $2.924 billion during our fiscal year ended September 30, 2005. The sale of digital content has provided additional revenue streams for our Recorded Music business. Digital recorded music revenue has grown from essentially nothing at the time of our acquisition in 2004 to $137 million during our fiscal year ended September 30, 2005, and represented approximately 6% of recorded music revenues for the fourth quarter of fiscal 2005.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Our library includes titles such as “Summertime” by George and Ira Gershwin and DuBose Heyward, “Happy Birthday to You” by Mildred and Patty Hill, “Night and Day” by Cole Porter, “Layla” by Eric Clapton and Jim Gordon, “When a Man Loves a Woman” by Calvin Lewis and Andrew Wright, “Winter Wonderland” by Felix Bernard and Dick Smith, “Star Wars Theme” by John Williams, “The Wind Beneath My Wings” by Jeff Silbar and Larry Henley and “Frosty the Snowman” by Steve Nelson and Jack Rollins as well as more recent popular titles such as “Cry Me A River” performed by Justin Timberlake, “Smooth” by Itaal Shur and Rob Thomas, “Crazy in Love” performed by Beyoncé Knowles and Jay-Z, “Photograph” performed by Nickelback, “Burn” performed by Usher, “It’s Been Awhile” performed by Staind, “Pieces of Me” performed by Ashlee Simpson, “Thank You” performed by Dido Armstrong, “American Idiot” performed by Green Day, “The Reason” performed by

Hoobastank, “Pon DeReplay” performed by Rihanna, “Gold Digger” performed by Kanye West, “We Belong Together” performed by Mariah Carey and “Outta Control” performed by 50 Cent. Our Music Publishing business generated revenues of $607 million during our fiscal year ended September 30, 2005. The sale of digital content has also provided new revenue streams for our Music Publishing business. Digital music publishing revenue has grown from essentially nothing at the time of our acquisition in 2004 to $20 million during our fiscal year ended September 30, 2005, and represented 4% of music publishing revenue for the fourth quarter of fiscal 2005.

Our Business Strengths

While we have recorded net losses on a historical and pro forma basis, primarily due to the decline since 1999 of recorded music sales, increased operating costs, increased competition, and such items as impairment charges and charges related to our initial common stock offering, we believe the following competitive strengths will enable us to continue to generate stable cash flow through our diverse base of recorded music and music publishing assets:

Industry Leading Recording Artists and Songwriters. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented local artist and repertoire teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our recent recorded music album and music publishing successes. This has enabled us to develop a large and varied portfolio of recorded music and music publishing assets that generate stable and recurring cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success.

Stable, Highly Diversified Revenue Base. Our revenue base is derived primarily from relatively stable and recurring sources such as our music publishing library, our catalog of recorded music and new releases from our existing base of established artists. In any given year, we believe that less than 10% of our total revenues depend on artists without an established track record, with each of these artists typically representing less than 1% of our revenues. We have built a large and diverse catalog of recordings and compositions that covers a wide breadth of musical styles including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions.

High Cash Flow Business Model. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. In October 2003, Time Warner’s CD and DVD manufacturing, packaging and physical distribution operations were sold to Cinram, resulting in a significant reduction of our fixed cost base. As part of the sale, we entered into an outsourcing arrangement with Cinram that significantly reduced our exposure to fixed costs and will reduce our future capital expenditure requirements. We spent $30 million in capital expenditures for our fiscal year ended September 30, 2005, $18 million for our ten-month fiscal year ended September 30, 2004 and $51 million for our twelve-month fiscal year ended November 30, 2003. We continuously seek sensible opportunities to convert fixed costs to variable costs. Finally, in addition to our variable cost base and relatively low capital requirements, we have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new artists and songwriters, which further allows us to respond to changing industry conditions.

Well Positioned For Growth In Digital Distribution and Emerging Technologies. Through the first three quarters of calendar 2005, our shares of digital recorded music track and album sales in the U.S. as measured by SoundScan were higher than our overall recorded music album share in the U.S., which we believe reflects the relative strength of our content and in particular our catalog content, as well as the success of our recent digital innovation efforts (such as, digital album bundles). In addition, we are highly focused on several new media initiatives: supporting existing and new online services in the U.S. and abroad, working with legitimate peer-to-peer, or P2P, providers and influencing the evolution of new mobile phone services and formats (we have, for example, an agreement between our recorded music and music publishing division for rates on mastertones, ringback tones and other new wireless formats). We have been a leader in mobile music and the use of wireless technology. We work closely with cellular carriers and device manufacturers to develop mobile music content, including ringtones, ringback tones, artist- branded games, music videos and celebrity non-music personalization products for mobile channels. In the U.S., we have led the music industry with a series of accomplishments in the wireless industry, including being the first major music company to offer a mobile music streaming service and the first major music company to offer full music video downloads through a wireless carrier.

Proven and Committed Management Team. We are led by an experienced senior management team with an average of approximately 20 years of entertainment industry experience. Edgar Bronfman, Jr., our Chairman of the Board and Chief Executive Officer, has extensive and directly relevant experience in the music industry. In 1998, Mr. Bronfman, while President and CEO of Seagram, oversaw the merger of Universal and PolyGram and successfully managed the combined business, the world’s largest recorded music company. In addition, Lyor Cohen, who is our Chairman and CEO of U.S. Recorded Music operations, has nearly two decades of experience in the music industry and has previously worked with Mr. Bronfman in his former role as the Chairman and CEO of Universal’s Island Def Jam Music Group. Paul-René Albertini, the Chairman and CEO of Warner Music International, is also a music industry veteran with over 20 years of experience. In May of 2005, we hired Richard Blackstone as the Chairman and CEO of our Music Publishing business, Warner/Chappell Music. Mr. Blackstone, who was previously the President and Chief Executive Officer of Zomba Music Publishing, has 15 years of experience in the music publishing business. Our senior management team is very committed to our success. For example, Music Capital Partners, L.P., an investment vehicle controlled by Edgar Bronfman, Jr., owned approximately 9.6% of our equity as of September 30, 2005. The rest of our senior management team owns a meaningful share of our equity through service and performance-based equity plans.

Strong Equity Sponsorship. Thomas H. Lee Partners L.P. and its affiliates (THL), Bain Capital, LLC and its affiliates (Bain Capital), and Providence Equity Partners, Inc. and its affiliates (Providence Equity) are each leading private equity firms with extensive experience in managing investments in entertainment and media assets and a long history of working successfully together. These equity sponsors currently manage entertainment and media companies including Houghton Mifflin Company, ProSiebenSAT.1 Media, American Media and Mountain States Cable. The addition of Edgar Bronfman, Jr., through Music Capital Partners L.P. (Music Capital, and together with THL, Bain Capital and Providence Equity, the Investor Group), brings substantial and directly relevant management experience in the music industry.

Our Strategy

We intend to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success. Our local artist and repertoire (“A&R”) teams seek to sign talented recording artists with strong potential, whose new releases will generate a meaningful level of sales and increase the enduring value of our catalog by continuing to generate sales on an ongoing basis, with little additional marketing expenditure. We also work to identify promising songwriters who will write musical compositions that will augment the lasting value and stability of our music publishing library. We believe our relative size, the strength of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit releases and our valuable music publishing library will help us continue to successfully build our roster of artists and songwriters. We are constantly looking for new, innovative ways to develop and execute our A&R strategy. For example, in the U.S., we have designed an incubator system, which leverages our strong independent distribution network to identify major acts of the future at a lower cost. At its essence, the incubator system is innovative A&R spending. In addition, we have recently launched Cordless Recordings, an “e-label” that gives its artists the ability to come to market with one or several songs in the digital world without the need to create an entire album. This is another example of ways we are expanding our A&R strategy to adapt to and take advantage of the changing marketplace to find and develop new recording artists and songwriters.

Maximize the Value of our Music Assets. Our relationships with our recording artists and songwriters, our recorded music catalog and our music publishing library are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels to generate significant cash flow from our music content. We believe that the ability to monetize our music content should increase over time as new distribution channels and new formats increase.

•	Our Recorded Music business focuses on marketing our artists and catalog in new ways to retain existing fans of established artists and to generate new demand for our proven hits. For example, in 2005, we released a number of successful repurposed catalog compilations, including Ray Charles—The Ray Soundtrack, Vol 2, Crosby, Stills & Nash—Greatest Hits, and Michael McDonald—Ultimate Collection. We also released successful video content such as George Harrison—The Concert for Bangladesh. The growing number of legitimate digital distribution outlets allows us to generate incremental catalog sales. From the launch of Apple’s iTunes Music Store in the United States in April 2003 through October 2, 2005, catalog sales have represented 54% of our top 200 digital track sales sold on iTunes versus 41% of our physical album sales over the same period.

•	Our Music Publishing business seeks to capitalize on the growing demand for the use of musical compositions in media products such as videogames, commercials, other musical works (such as authorized sampling), films, DVDs, mobile phone ringtones and Internet and wireless streaming and downloads by marketing and promoting our libraries to producers of these media in new and innovative ways.

We will seek to exploit the potential of previously unmonetized content in new products and channels from ringtones to full track video and song downloads on mobile phones. For example, we have over 20 years of music videos that we have yet to fully monetize as well as unexploited album art, lyrics, and B-side tracks that that have never been physically released. We are seeking opportunities to create premium-priced album bundles by combining our existing assets with new assets that we are creating such as bonus tracks, music videos and “behind the scenes” footage.

We intend to enhance the value of our assets by continuing to attract and develop new artists and songwriters with staying power and market potential. Additionally, we intend to continually evaluate our artist and songwriter roster to ensure we remain focused on developing the most promising and profitable talent. We will also continue to work with our partners to explore creative approaches and constantly experiment with new deal structures and products to take advantage of new distribution channels.

Focus on Continued Management of Our Cost Structure. We will continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings. We will also continue to monitor industry conditions to ensure that our business remains aligned with industry trends. For example, subsequent to the acquisition of our company by the Investor Group in 2004, we implemented a broad restructuring plan in order to realign our cost structure with the changing economics of the music industry. The restructuring plan included the consolidation of select business divisions of our Elektra and Atlantic labels, including the legal and business affairs, finance and label sales units, rationalization of our global network, pruning of approximately 30% of our artist roster and an approximately 20% reduction in our global workforce. We completed substantially all of these restructuring efforts in fiscal 2005. In connection with the restructuring plan, we implemented approximately $250 million of annualized cost savings.

Invest in Accordance with an Improved Asset Allocation Strategy and More Efficiently Allocate Capital. We seek to invest in lines of business, geographic locations and individual projects where we believe we can optimize our return on capital. We will also consider the strategic importance of alternative investments in addition to their financial metrics. We believe that as a result of our management processes, analytic techniques and investment discipline, we are well positioned to efficiently deploy our capital. For example, we will continue to seek better returns through a more efficient allocation of our resources by, among other initiatives (1) allocating capital to a smaller number of acts to increase A&R spend per act, (2) reducing our operations in unprofitable geographies and (3) developing initiatives such as our incubator strategy and our new e-label, Cordless Recordings, to identify artists earlier in their careers, allowing us to broaden the scope of our investments in new artists without significant upfront capital.

Develop and Optimize Our Physical Distribution Channel Strategies. We will continue to develop innovative programs with our physical distribution partners to achieve greater sales volume. The physical distribution channels for records are evolving as new outlets develop, the mix of channels and retailers change, new formats for our content are created and pricing models multiply to meet a wide range of needs. Our Recorded Music business will continue to cooperate with its physical distribution channel partners in order to implement forward-looking strategies for our mutual benefit. We will also invest to meet the needs of our channel partners to create more efficient collaboration, such as direct-to-retail distribution strategies and vendor managed inventory.

Capitalize on Digital Distribution and Emerging Technologies. Digital formats should continue to represent new avenues for the distribution and exploitation of our recorded music and music publishing assets. We believe that the development of legitimate Internet and wireless channels for the purchase of music holds significant promise and opportunity for the industry. In particular, new and emerging third-party digital distribution outlets are not only reasonably priced, but also offer a superior customer experience relative to illegal alternatives, as they are easy to use, offer uncorrupted song files and integrate seamlessly with increasingly popular portable music players such as the Apple iPod and its recently released iPod Nano and video versions, the Dell DJ Digital Jukebox and the Creative Nomad. In addition, we believe digital distribution will stimulate incremental catalog sales given the ability to offer enhanced presentation and searchability of our catalog. As networks and phone handsets become more sophisticated, our music is increasingly becoming available on mobile phone platforms through wireless service providers via ringtones, ringback tones, full track downloads and music video downloads. We believe the wireless business offers a more secure environment than does the Internet and thereby reduces our exposure to piracy.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through technological innovation, litigation, education and the promotion of legislation to combat piracy. We will continue to take a leadership role in the music industry’s war against piracy, as we did by championing the industry-wide development of the new DualDisc (CD/DVD) physical format, partnering with Apple on its security model for its Macintosh and PC launches of iTunes, and encouraging Microsoft to retool its digital rights management digital media copyright protection technology and include playlist burn limits. In addition, we continue to support the aggressive measures taken by RIAA, IFPI and NMPA, including civil lawsuits, education programs, political lobbying for tougher restrictions on use and international efforts to preserve music copyrights. We believe new technologies geared towards degrading the illegal file-sharing process and tracking the source of pirated music and offer a means to reduce piracy. Furthermore, recent legal actions by our industry, both in and outside the U.S., have been designed to educate consumers that stealing music is against the law and deter illegal downloads. A number of recent decisions, including the U.S. Supreme Court decision in Grokster and the Federal Court of Australia’s ruling in a case involving KaZaA have held that P2P networks can be held liable if they induce users to violate copyright laws. The industry has also been working with educational institutions to implement controls to prohibit students from illegally downloading copyrighted material. We believe that consumer awareness of the illegality of piracy has increased as a result of these initiatives. We believe these actions, in addition to the expansive growth of legitimate online music offerings, will help to limit the revenues lost to digital piracy. See “Industry Overview—Recorded Music—Piracy”.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, Inc., founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. MPHC was constructed through the acquisition of M. Witmark & Sons, Remick Music Corp., Harms, Inc. and Advanced Music Corporation. Along with these companies came the beginning of our valuable library of publishing assets, including the works of Cole Porter, Richard Rodgers and Lorenz Hart. Collectively, these assets, as well as numerous others were acquired over the last 75 years, including Chappell & Intersong Music Group acquired in 1987.

Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further exploiting actors’ contracts. For over 45 years, Warner Bros. Records has pushed the bounds of the industry both creatively and financially with the discovery of artists such as Neil Young, Grateful Dead and the acquisition of Frank Sinatra’s Reprise Records in 1963. Today, Warner Bros. Records is home to such artists as Faith Hill, Red Hot Chili Peppers, Linkin Park, Josh Groban and Madonna.

Atlantic Records was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B. Led by Ertegun, Atlantic had early hits by such artists as Ray Charles, John Coltrane and Aretha Franklin, but quickly broadened its reach and found increasing success with artists such as Bobby Darin, Crosby, Stills & Nash, Buffalo Springfield, Sonny and Cher and Led Zeppelin. Elektra Records was founded in 1950 by Jac Holzman as a folk music label. With an eye to emerging music, Elektra Records signed such artists as Joni Mitchell, The Eagles, The Doors and Jackson Browne. The Atlantic Records Group is home to Elektra Records, Atlantic Records and Lava Records and boasts a roster of acclaimed artists such as matchbox twenty, Led Zeppelin, Phil Collins, Jewel, Kid Rock, T.I., Tracy Chapman, Metallica, Simple Plan, James Blunt and Lil’ Kim.

Since 1970, we have operated internationally through Warner Music International (“WMI”). WMI is responsible for the sale and marketing of our U.S. artists abroad as well as the acquisition and development of international artists such as The Darkness, Alejandro Sanz, Maná, MC Solaar and Laura Pausini.

In 2002, we acquired Word Entertainment to expand our presence in the Christian music genre. Word Entertainment boasts a deep roster of Christian artists, including Jaci Velasquez and Randy Travis.

Warner Music Group was acquired by the Investor Group from Time Warner Inc. (“Time Warner”) in March 2004.

Warner Music Group became the only stand-alone music company with publicly traded common stock in the United States in May 2005.

Recorded Music (83%, 81% and 84% of consolidated revenues in fiscal 2005, 2004 and 2003, respectively)

Our recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are current incubator labels. In addition, we have also entered into strategic ventures with other record labels.

Our recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”), which was formerly called Warner Strategic Marketing. Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

Our principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily distributes our music products to retailers and wholesale distributors in the United States; a 90% interest in Alternative Distribution Alliance (“ADA”), a distribution company which primarily distributes the products of independent record labels to retailers and wholesale distributors; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their product. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD format, and now, in digital formats. In the U.S., WEA Corp. and ADA market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Our recorded music products are also sold in physical form to Internet physical retailers such as Amazon.com and barnesandnoble.com and in digital form to Internet digital retailers like Apple’s iTunes and musicmatch.com.

In the United States, our recorded music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group.

In markets outside the U.S., our recorded music activities are conducted through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI produces revenues in more than 50 countries outside the U.S. and engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Artists and Repertoire (“A&R”)

We have a decades-long history of identifying and contracting with recording artists who become commercially successful. Our ability to select artists who are likely to be successful is a key element of our Recorded Music business strategy. Our ability to select artists spans all music genres and all major geographies and includes artists who achieve national, regional and international success. We believe that this success is directly attributable to our experienced global team of A&R executives, to the longstanding reputation and relationships that we have nurtured in the artistic community and to our effective management of this vital business function.

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate online channels. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. WMI markets and sells U.S. and local repertoire from its own network of affiliates and numerous licensees in more than 50 countries. With a roster of local artists performing in 25 languages, WMI has an ongoing commitment to developing local talent aimed at achieving national, regional, or international success.

We continue to realize significant success in the acquisition of new artists and the development of new content. In 2005, we have already upstreamed five urban and three rock artists to our major labels through our incubator initiative, four of whom have debuted in the top 10 in Billboard’s Top 200 chart (Mike Jones, Paul Wall, Webbie and Bun-B). We have also had a number of artists with releases in 2005 that debuted at the #1 spot in the Billboard Top 200 Chart including Staind, Disturbed and Faith Hill. Other artists that have seen success in 2005 include Green Day, Linkin Park, Michel Bublé, Simple Plan, Rob Thomas, Big & Rich, and Shinedown. We also released top-selling albums from other new artists such as James Blunt, The Click Five and My Chemical Romance, and the major-label debuts of artists including Death Cab for Cutie, Rilo Kiley and Cowboy Troy in 2005.

A significant number of our recording artists have continued to appeal to audiences long after we cease to release their new recordings. Our catalog includes the U.S. best-selling album of all time, The Eagles: Their Greatest Hits 1971-1975, which has sold 28 million units to date. We have an efficient process for generating continued sales across our catalog releases, as evidenced by the fact that catalog albums generate approximately 40% of our recorded music sales. Relative to our new releases, we spend comparatively small amounts on marketing for catalog sales.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists. Recent examples include packages such as “No Thanks!—The 70’s Punk Rebellion,” greatest hits collections from artists such as The Eagles, Crosby, Stills & Nash, Joni Mitchell, Sugar Ray, Rickie Lee Jones, Brandy and Emmylou Harris, box sets by Ray Charles, ZZ Top, Talking Heads, Jerry Garcia, The Faces, Black Sabbath and The Grateful Dead, and DVDs of Live Aid, Led Zeppelin’s “How the West Was Won”, Ray Charles’ “O—Genio: Ray Charles Live in Brazil, 1963”, the George Harrison tribute, “The Concert for George”, The Ramones documentary, “End of the Century: The Story of The Ramones” and The Eagles “Farewell 1 Tour—Live From Melbourne” and the multi-artist box set of 80’s songs, “Left of the Dial: Dispatches from the 80’s Underground”.

Representative Worldwide Recorded Music Artists

Avenged Sevenfold	Cowboy Troy	Green Day	Metallica	Seal
Big & Rich	Damien Rice	David Gray	Luis Miguel	Sean Paul
Bjork	The Darkness	Mike Jones	Missy Elliott	Shinedown
James Blunt	Craig David	Josh Groban	Alanis Morissette	Simple Plan
Boyz N Da Hood	Death Cab for Cutie	Jet	My Chemical Romance	Staind
Michelle Branch	Diddy	Jewel	Muse	Sugar Ray
Michael Bublé	Disturbed	Kid Rock	Notorious B.I.G.	Rob Thomas
Ryan Cabrera	The Eagles	Led Zeppelin	Laura Pausini	T.I.
Tracy Chapman	Enya	Linkin Park	P.O.D.	Twista
Cher	Fabolous	Madonna	Red Hot Chili Peppers	Uncle Kracker
Eric Clapton	Faith Hill	Maná	R.E.M.	Paul Wall
Phil Collins	Fleetwood Mac	matchbox twenty	Rilo Kiley	Westernhagen
The Corrs	Goo Goo Dolls	MC Solaar	Alejandro Sanz	Neil Young

Artists’ Contracts

Our artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording agreements with artists that define our right to use the artists’ copyrighted recordings in sales and licenses of our recorded music products worldwide. In accordance with the terms of the contract, the artists receive royalties based on sales and other forms of exploitation of the artists’ recorded works. We customarily provide up-front payments to artists called advances, which are recoupable by us from future royalties otherwise payable to artists. We also typically pay costs associated with the recording and production of albums, which are treated in certain countries as advances recoupable from future royalties. Our typical contract for a new artist covers a single initial album and provides us a series of exclusive options to acquire subsequent albums from the artist. Royalty rates are often increased for optional albums. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which is generally an advance recoupable from future royalties.

Our established artists’ contracts generally provide for greater advances and higher royalty rates. Typically, established artists’ contracts entitle us to fewer albums, and, of those, fewer are optional albums. In contrast to new artists’ contracts, which typically give us ownership in the artist’s work for the full term of copyright, some established artists’ contracts provide us with an exclusive license for some fixed period of time. It is not unusual for us to renegotiate contract terms with a successful artist during a term of an existing agreement, sometimes in return for an increase in the number of albums that the artist is required to deliver.

We are also experimenting with other forms of business models with artists to adapt to changing industry conditions. For example, Cordless Recordings, our digital-only e-label will pioneer a new business model allowing for regular release of song “clusters”. The label will allow artists to retain masters of their work and copyright ownership in certain cases. Our incubator labels, Asylum and East West, also enter into deals designed to provide a variety of services to labels and artists, such as marketing, distribution and sales services.

Marketing and Promotion

WEA Corp. and ADA market and sell our recorded music product in the U.S. Our approach to marketing and promoting our artists and their recordings is comprehensive. Our goal is to maximize the likelihood of success for new releases as well as stimulate the success of previous releases. We seek to maximize the value of each artist and release, and to help our artists develop an image that maximizes appeal to consumers.

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each release, strategically scheduling album releases and selecting singles for release, creating concepts for videos that are complementary to the artists’ work, and coordinating promotion of albums to radio and television outlets. We are also experimenting with ways to promote our artists through digital channels with such initiatives as experimenting with windowing of content and creating product bundles by combining our existing assets with new assets that are created simultaneously with the album (such as bonus tracks, music videos and “behind the scenes” footage). Through digital distribution channels we have greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate and label websites provide additional marketing venues for our artists.

In further preparation for and subsequent to the release of an album, we coordinate and execute a marketing plan that addresses specific retail strategies to promote the album. Aspects of these promotions include in-store appearances, advertising, displays and placement in album listening stations. These activities are overseen by our marketing staff to ensure that maximum visibility is achieved for the artist and the release.

Our approach to the marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining strict fiscal discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are informed by updated reports on an artists’ retail sales and radio play, so that a promotion plan can be quickly refined in the event of a commercial success or failure.

While marketing efforts extend to our catalog albums, most of the expenditure is directed toward new releases. Rhino specializes in marketing our catalog through compilations and reissues of previously released music and video titles, licensing tracks to third parties for various uses and coordinating film and television soundtrack opportunities with third-party film and television producers and studios.

Manufacturing, Packaging and Physical Distribution

On October 24, 2003, Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations (“TW Manufacturing”) to Cinram for approximately $1.1 billion in cash consideration. The transaction included the sale of the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of WEA Corp. The sales and marketing operations of WEA Corp. remain a part of our business.

At the time of the sale of TW Manufacturing to Cinram, we entered into manufacturing, packaging and physical distribution arrangements with Cinram for our CDs and DVDs in the U.S. and Europe. We believe that the terms of the Cinram agreements reflect market rates and are more favorable than our previous arrangements.

Sales

Most of our sales represent purchases by a wholesale or retail distributor. Our return policies are in accordance with wholesale and retailer requirements, applicable laws and regulations, territory- and customer-specific negotiations, and industry practice. We attempt to minimize the return of unsold product by monitoring shipments and sell-through data.

We generate sales from both our roster of current artists and our catalog of recordings. In addition, we actively repackage and remarket music from our catalog to form new compilations. Most of our sales are generated through the CD format, although we also sell our music through both historical formats, such as cassettes and vinyl albums, and newer emerging digital formats and physical formats, including DVD-Audio and DualDisc.

We sell our recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers, and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music. We work with our customers to ensure optimal product placement and promotion.

We believe that the Internet has become an increasingly important sales channel. Sales through the Internet include sales of traditional physical formats through both the Internet distribution arms of traditional retailers such as walmart.com or hmv.com and online physical retailers such as Amazon.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites which sell digital music on a per album or per track basis and several carriers are also introducing the capability to download music on mobile devices. We currently partner with a broad range of online digital and mobile providers, such as iTunes, MusicNet, musicmatch, Rhapsody, Sprint, Verizon and Cingular and are actively seeking to develop and grow this business. In digital formats, costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market, and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital versus physical sales.

Music Publishing (17%, 20% and 17% of consolidated revenues in fiscal 2005, 2004 and 2003, respectively)

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated.

Warner/Chappell is our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Our best-selling songwriter or song owner and song accounted for less than 2.5% and 1% of our music publishing revenues for the twelve months ended September 30, 2005, respectively. Moreover, our music publishing library includes many standard titles that span multiple music genres and has demonstrated the ability to generate consistent revenues over extended periods of time. For example, over the last ten years, our top ten earning songs, which include such titles as “Happy Birthday to You” and “Winter Wonderland” have generally generated average annual revenues of between $0.5 million and $1.5 million per song. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment.

Warner/Chappell also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, we sold our printed sheet music business to Alfred Publishing.

Music Publishing Portfolio

Representative Songwriters

Burt Bacharach	George and Ira Gershwin	Radiohead
Michelle Branch	Green Day	The Ramones
Andreas Carlsson	Don Henley	Alejandro Sanz
Eric Clapton	Michael Jackson	John Shanks
Bryan-Michael Cox	Led Zeppelin	Staind
Sheryl Crow	Madonna	Timbaland
Dr. Dre	Nickelback	Van Morrison
Dido	Pantera	Barry White
Fat Joe	Cole Porter	John Williams

Representative Songs

1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday to You	I Only Want to be With You	Ain’t No Stopping Us Now
Night and Day	When a Man Loves a Woman	For the Love of Money
The Lady is a Tramp	I Got a Woman	A Horse With No Name
Too Marvelous for Words	People Get Ready	Moondance
Dancing in the Dark	Love is Blue	Peaceful Easy Feeling
Winter Wonderland	Hey Big Spender	Layla
Ain’t She Sweet	For What It’s Worth	Staying Alive
Frosty the Snowman	Sunny	Star Wars Theme
When I Fall In Love	The Look of Love
Misty
The Party’s Over
On the Street Where You Live
Blueberry Hill

1980s	1990s	2000 and After
Eye of the Tiger	Unbelievable	It’s Been Awhile
Slow Hand	Creep	Photograph
The Wind Beneath My Wings	Macarena	Complicated
Endless Love	Sunny Came Home	You Got It Bad
Morning Train	Amazed	Crazy in Love
What You Need	This Kiss	Cry Me a River
Beat It	Believe	White Flag
Jump	Smooth	Dilemma
We Are the World	Livin’ La Vida Loca	Work It
Miss You
Burn
American Idiot
The Reason
Save a Horse (Ride a Cowboy)

Our Music Publishing revenues are derived from four main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ringtones.

•	Performance: the licensor receives royalties when the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

•	Other: the licensor receives royalties from other uses such as stage productions and printed sheet music.

Music Publishing Royalties

Warner/Chappell, as a copyright owner or administrator of copyrighted musical compositions, is entitled to receive royalties for the exploitation of those musical compositions as identified below. Often, a copyright owner will transfer “administration rights” to a third party. Administration rights are the rights to license uses of the composition and collect monies derived therefrom.

Music publishers generally receive royalties pursuant to synchronization, mechanical, public performance and other licenses. Throughout the world, each synchronization license is subject to negotiation with a prospective licensee. By contract, music publishers pay a contractually required percentage of synchronization income to the songwriter(s) (or their heirs) and to any co-publishers. In the U.S., music publishers collect and administer mechanical royalties, and statutory ceilings are established by the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sales of recordings embodying those musical compositions. In the U.S., public performance royalties are typically administered and collected by performing rights organizations and in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. See “Industry Overview—Music Publishing”.

Warner/Chappell acquires copyrights (or portions of copyrights) and administration rights from songwriters or other third-party holders of rights in compositions. Typically, in either case, the grantor of rights retains a right to receive a percentage of revenues collected by Warner/Chappell. As an owner and/or administrator of compositions, we promote the use of those compositions by others. For example, we encourage recording artists to record and include our songs on their albums, offer opportunities to include our compositions in filmed entertainment, advertisements and wireless media, and advocate the use of our compositions in live stage productions. Examples of music uses that generate publishing revenues include:

Mechanical: sale of recorded music in various formats

•	Physical recordings (e.g., CDs, cassettes, DVDs, video cassettes)

•	Internet and wireless downloads

•	Mobile phone ringtones

Performance: performance of the song to the general public

•	Broadcast of music on television, radio, cable, satellite

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of music at sporting events, restaurants or bars

•	Internet and wireless streaming

•	Performance of music in staged theatrical productions

Synchronization: use of the song in combination with visual images

•	In films or television programs

•	In television commercials

•	In videogames

Other:

•	Use in toys or novelty items

•	Sales of sheet music used by orchestras or individuals (prior to our sale of the printed sheet music business in May 2005)

Composers’ and Lyricists’ Contracts

Warner/Chappell derives its rights through contracts with composers and lyricists (songwriters) or their heirs, and with third-party music publishers. In some instances, those contracts grant either 100% or some lesser percentage of ownership in musical compositions and administration rights. In other instances, those contracts only convey to Warner/Chappell rights to administer and exploit musical compositions for a period of time without retaining an ownership interest. Our contracts grant us exclusive exploitation rights in the territories concerned (excepting any pre-existing arrangements). Many of our contracts grant us rights on a worldwide basis. Contracts cover the entire work product of the writer or composer for the duration of the contract. As a result, Warner/Chappell typically possesses the administration rights for every musical composition created by the writer or composer during the duration of the contract.

While the duration of the contract may vary, many of our contracts grant us ownership and/or administration rights for the duration of copyright. U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. In addition, in the U.K., rights transferred by an author of certain works created before June 1, 1957 automatically revert to their author’s heirs 25 years after the author’s death.

Marketing and Promotion

We actively seek, develop and maintain relationships with songwriters.

We actively market our copyrights to end users such as recorded music companies (including our Recorded Music business), filmed entertainment, television and other media companies, advertising and media agencies, event planners and organizers, computer and video game companies and other multimedia producers. We also market our musical compositions for use in live stage productions and merchandising. In addition, we actively seek new and emerging outlets for the exploitation of songs such as ringtones for cellular phones, new wireless and online uses, digital sheet music and Internet webcasting.

We continually add new musical compositions to our catalog, and seek to acquire rights in songs that will generate substantial revenue over long periods of time.

Digital Sales

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with the A&R departments of our labels to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind. We also work side-by-side with our wireless and online partners to test new concepts. We believe existing digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music content company, we have assets that go beyond our music catalog and copyrights, such as our music video library, that we now have the opportunity to monetize through digital channels. In addition, we can digitally exploit album art, lyrics and B-side tracks that have never been physically released. For example, we have an agreement with MTV Networks for the use of our music videos in original mobile content and programming. In general, digital music content is sold through two primary channels: online and mobile. The proportion of revenues attributed to each distribution channel varies by region, with digital downloads making up the majority of revenues in the U.S. and mobile music currently representing the majority of digital revenues outside of the U.S, especially in Europe and Asia. However, digital music is in the early stages of growth and we expect these proportions to change as the roll-out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

Downloads/Subscription Services

Digital sales of our music content consist primarily of music originally accessed over the Internet or wirelessly through digital download or subscription models, which can then be transferred to a portable music player. We enter into agreements with numerous partners, such as iTunes, MusicNet, musicmatch, Rhapsody, Yahoo! and MSN to provide our content for sale through their music service offerings. Our agreements generally last one to two years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the infancy of the digital business models. We are also exploring other opportunities to generate revenues through new uses of our content through these developing distribution channels. For example, we have over 20 years of music videos that we have yet to significantly monetize as well as unexploited album art, lyric, and B-side tracks that that have never been physically released.

Mobile

Mobile sales of our music content consists primarily of ringtones, ringback tones and mastertones (a ringtone made from recording by the original artist). We expect the range of products to expand as new technologies continue to be rolled out and to include full track music and full music video downloads, as well as other new businesses from these emerging distribution platforms. We enter into agreements with mobile carriers such as Sprint, Verizon, and France Telecom to provide our content for sale though their music offerings. Our contracts generally last one to two years.

Competition

In both recorded music and music publishing we compete based on price (to retailers in recorded music and to various end users in music publishing), on marketing and promotion (including both how we allocate our marketing and promotion resources as well as how much we spend on a dollar basis) and on recording artist and songwriter signings. We believe we currently compete favorably in these areas. However, there is a threat that the change to the competitive landscape caused by the Universal and Sony BMG duopoly could increase the costs of artist signings and the costs of marketing and promoting records to our detriment. See “Industry Overview—Recorded Music” and “Industry Overview—Music Publishing.”

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized Internet peer-to-peer file-sharing and downloading and industrial duplication. See “Industry Overview—Piracy.” Additionally, we compete, to a lesser extent, with alternative forms of entertainment such as motion pictures on home devices (e.g., VHS and DVD) or at the box office and with videogames for disposable consumer income.

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or specially-commissioned works) after January 1, 1978 lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for musical compositions and sound recordings that are not “works made for hire” lasts for the life of the author plus 70 years for works created on or after January 1, 1978. U.S. works created prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to copyright protection but are protected by common law rights or state statutes, where applicable. Copyright in the European Union has recently been harmonized such that the period of copyright protection for musical compositions in all Member States lasts for the life of the author plus 70 years. In certain European Union countries, such as the U.K., the period of protection for musical compositions was recently extended from 50 years to 70 years, which has restored copyright protection in certain compositions in which our rights lapsed. In the European Union, the term of copyright for sound recordings lasts for 50 years from the date of release.

We are largely dependent on legislation in each territory to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all territories where we operate, our products receive some degree of copyright protection, although the period of protection varies widely. In a number of developing countries, the protection of copyright remains inadequate. The U.S. enacted the Digital Millennium Copyright Act of 1998, creating a powerful framework for the protection of copyrights covering musical compositions and recordings in the digital world.

The potential growth of new delivery technologies, such as digital broadcasting, the Internet and entertainment-on-demand has focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as the World Intellectual Property Organization (“WIPO”).

In December 1996, two global copyright treaties, the WIPO Copyright Treaty and the WIPO Performances and Phonograms Treaty, were signed securing the basic legal framework for the international music industry to trade and invest in online music businesses. The WIPO treaties have been ratified by the requisite number of countries, including the U.S.

The European Union has implemented these treaties through the European Copyright Directive, which was adopted by the EU in 2001. Legislation implementing the Directive in each of the member states is underway. The Directive harmonizes copyright laws across Europe and extends substantial protection for copyrights online. The European Union has also put forward legislation aimed at assuring cross border coordination of the enforcement of laws related to counterfeit goods, including musical recordings.

Trademarks

An important part of our business is our trademarks. Our major trademarks are registered in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Atlantic, Elektra, Sire, Reprise and Warner/Chappell. We use certain trademarks pursuant to royalty-free license agreements. The duration of the license relating to the WARNER and WARNER MUSIC marks and a “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

Joint Ventures

We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. An example of these arrangements is Bad Boy Records, a joint venture between us and Sean “Diddy” Combs.

Employees

As of September 30, 2005, we employed approximately 4,000 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to collective bargaining agreements, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Environmental Matters

Our wholly and partially owned pick, pack and ship facilities throughout the world, which are not a significant part of our business, are subject to laws and regulations and international agreements governing the protection of the environment, natural resources, human health and safety and the use, management and disposal of hazardous substances. In particular, our operations are subject to stringent requirements for packaging content and recycling, air and water emissions, and waste management. We believe that we comply substantially with all applicable environmental requirements. Although the costs of maintaining such compliance have not materially affected us to date, we cannot predict the costs of complying with requirements that may be imposed in the future. In connection with some of our existing facilities, we also have been, and may become again, responsible for the costs of investigating or cleaning up contaminated properties. Such costs or related third-party personal injury or property damage claims could have a material adverse affect on our business, results of operations or financial condition.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment and relating to foreign and domestic operations for each of the last three fiscal years is set forth in Note 23 to the Consolidated and Combined Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2004, generated $33.6 billion in retail sales.

Recorded music companies play an integral role in virtually all aspects of the music value chain, from discovering and developing talent to producing albums and promoting artists and their product. Revenues are generated through the marketing, sale and licensing of recordings in various physical and digital formats.

The major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In first three quarters of calendar 2005, 38% of all U.S. physical unit sales were from recordings more than 18-months old, and 25% were from recordings more than three years old. Distribution has been largely stable for the past eight years.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. In 2004, the four largest players were Universal, Sony BMG, EMI and WMG, which accounted for approximately 72% of worldwide recorded music sales in 2004. There are many mid-sized and smaller players in the industry that accounted for the remaining 28%, including independent music companies. Universal was the market leader with a 26% global market share in 2004, followed by Sony BMG with a 22% share. EMI and WMG held a 13% and 11% share of global music sales in 2004, respectively. While market shares change moderately year-to-year, none of these players have gained or lost more than 3 percentage points of share in the last 5 years through 2004 (taking into account combined shares of Sony and BMG for years prior to the formation of Sony BMG in 2004).

The top five territories (U.S., Japan, U.K., Germany and France) accounted for 73% of the recorded music market in 2004. The U.S., which is the most significant exporter of music, is also the largest end-market, constituting 36% of total 2004 recorded music sales. In addition the U.S. and Japan are largely local music markets, with 93% and 72% of their 2004 sales consisting of domestic repertoire, respectively. In contrast, the U.K, German and French markets are made up of a higher percentage of international sales, with domestic repertoire constituting only 51%, 49% and 63% of these markets, respectively.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. Record stores’ share of U.S. physical music sales has declined from 53% in 1994 to 33% in 2004. Over the course of the last decade, mass-market and other stores’ share grew from 27% to 54%. Online digital distribution currently represents a small portion of overall sales, but is expected to experience significant growth. In terms of genre, rock remains the most popular style of music, representing 24% of 2004 U.S. unit sales, although genres such as rap, hip-hop and Latin music have become increasingly popular.

From 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth was driven by demand for music, the replacement of LPs and cassettes with CDs, price increases and strong economic growth and was largely paralleled around the world. The industry began experiencing negative growth rates in 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a CAGR of 4%, although there was a 2.5% year-over-year increase recorded in 2004 (through November 20, 2005 U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.6% year-over-year, however). Similar declines have occurred in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband Internet access and CD-R technology, and economic conditions.

Notwithstanding these factors, we believe that the music industry could improve based on the recent mobilization of the industry as a whole against piracy and the development of legitimate online music distribution channels. In addition, continued recovery of the world economy and improved consumer expenditures can drive growth in the recorded music industry.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically in the last five years, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as

Limewire, WinMX and KaZaA (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”).

•	Industrial piracy (also called counterfeiting or physical piracy) involves mass-production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than a decade. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. IFPI states that industrial pirated physical music products totaled 1.5 billion units in 2004. IFPI also believes that industrial piracy is most prevalent in Brazil, China, India, Indonesia, Mexico, Pakistan, Paraguay, Russia, Spain and Ukraine.

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

•	Technological: The technological measures against piracy are geared towards degrading the illegal file-sharing process and tracking providers and consumers of pirated music. These measures include spoofing, watermarking, copy protection, the use of automated webcrawlers and access restrictions. In addition, the industry continues to experiment with new technologies such as DualDisc and DVD-Audio that contain more robust encryption protection.

•	Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. Recent surveys confirm the increased consumer awareness of the illegality of piracy. In January 2003, 33% of Americans 10 years of age and older were aware that it is illegal to download copyrighted music for free. By August 2003, that number had risen to 61% and during the latter part of 2004, awareness among Americans 13 years of age and older was measured at 68%.

•	Legal: In conjunction with its educational efforts, the industry has also begun to take aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and Europe against individual pirates, arrests of pirates in Japan and raids against file-sharing services in Australia. U.S. lawsuits have largely targeted individuals who share large quantities of illegal music content. RIAA has announced its plans to continue these lawsuits in the U.S. IFPI has brought similar actions in Argentina, Austria, Canada, Denmark, Finland, France, Germany, Iceland, Ireland, Italy, Hong Kong, Netherlands, Singapore, Sweden, Switzerland and the U.K. and it may pursue similar actions in other countries. A number of recent court decisions, including the U.S. Supreme Court decision in Grokster and the Federal Court of Australia’s ruling in a case involving KaZaA, have also held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the of the lawful uses of the device.

•	Development of online and mobile alternatives: We believe that the development and success of legitimate online music channels will be an important driver of recorded music sales going forward, as digital sales represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the recent proliferation and early success of legitimate online music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer sites, including greater ease of use, higher quality and more consistent music product, faster downloading, better search capabilities, and seamless integration with portable digital music players. For example, legitimate online operations such as Apple’s iTunes, MusicNet, musicmatch and Rhapsody have been launched since the beginning of 2003 and offer a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. Already, there are more than 300 legal online music sites providing alternatives to illegal file-sharing in markets around the world.

These efforts are incremental to the longstanding push by organizations such as IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions are beginning to have a positive effect. A survey as of May 2005 conducted by The NPD Group, a market research firm, shows that about one-third of Americans aged 13 or older who had ever downloaded music from a file-sharing service stopped using such file-sharing services over the past year, and an additional 27% reduced their downloading activity.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from four main royalty sources: Mechanical, Performance, Synchronization and Other.

In the U.S., mechanical royalties are collected directly by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., performing rights organizations and collection societies perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid to any co-owners of the copyright in the composition and to the writer(s) and composer(s) of the composition. Mechanical royalties are paid at a penny rate of 8.5 cents per song per unit in the U.S. (although recording agreements sometimes contain “controlled composition” provisions pursuant to which artist/songwriters license their rights to their record companies at as little as 75% of this rate) and as a percentage of wholesale price in most other territories. In the U.S., these rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and are currently increased at two-year intervals. For example, on January 1, 2004, this rate went from 8 cents per song to 8.5 cents per song. On January 1, 2006, this rate will increase again to 9.1 cents per song. Recordings in excess of 5 minutes attract a higher rate. In international markets, these rates are determined by multi-year collective bargaining agreements.

Throughout the world, performance royalties are typically collected on behalf of publishers and songwriters by performance rights organizations and collection societies. Key performing rights organizations and collection societies include: The American Society of Composers, Authors and Publishers (“ASCAP”), SESAC and Broadcast Music, Inc. (“BMI”) in the U.S.; Mechanical-Copyright Protection Society and The Performing Right Society (“MCPS-PRS Alliance”) in the U.K.; The German Copyright Society (“GEMA”) in Germany and the Japanese Society for Rights of Authors, Composers and Publishers (“JASRAC”) in Japan. The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

The worldwide music publishing market was estimated to have generated approximately $3.6 billion in revenues in 2004 according to figures contained in the March 2, 2005 issue of Music & Copyright. We estimate that mechanical royalties are approximately 30% of 2002 industry revenues; performance royalties, 33%; synchronization, 13%; and other, 23%. Geographically, North America is the largest market representing approximately 40% of the global publishing market.

The top five music publishers collectively account for over 65% of the market. Based on Music & Copyright’s estimates, EMI Music Publishing (“EMI Publishing”) and WMG (Warner/Chappell) are the market leaders in music publishing, holding 16.3% and 16.0% shares of the market in 2004, respectively. They are followed by BMG at 13.8%, Universal at 12.5% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 7.4%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

The music publishing market has proven to be more resilient than the recorded music market in recent years as performance, synchronization and other revenue streams are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile phone ringtones. Trends in music publishing vary by royalty source:

•	Mechanical: Although the decline in the recorded music market has begun to have an impact on mechanical royalties, this decline has been partly offset by the regular and predictable statutory increases in the mechanical royalty rate in the U.S. (including an increase from 8 cents to 8.5 cents per song in January 2004, and a further increase from 8.5 cents to 9.1 cents per song to occur in January 2006), the increasing efficiency of local collection societies worldwide and the growth of new revenue sources such as mobile phone ringtones and legitimate Internet and wireless downloads.

•	Performance: According to an April 2004 report from Enders Analysis, performance royalties experienced steady growth from 1999 to 2001. Continued growth is expected, largely driven by television, live performance and online radio streaming and advertising royalties.

•	Synchronization: We believe synchronization revenues have experienced strong growth in recent years and will continue to do so, benefiting from the proliferation of media channels, a recovery in advertising, robust videogames sales and growing DVD film sales/rentals.

•	Other: According to Enders Analysis, print revenues grew steadily from 1999 to 2001. Continued growth in this category is expected as well, as more people can afford musical instruments and lessons and online sheet music sales drive incremental revenues.

In addition, major publishers have the opportunity to generate significant value by the acquisition of small publishers by extracting cost savings (as acquired libraries can be administered with little or no incremental cost) and by increasing revenues through more aggressive marketing efforts.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the NYSE under the symbol “WMG”. You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at www.wmg.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Executive, Nominating and Corporate Governance Committee and (iii) Code of Conduct which is applicable for all or our employees including our principal executive, financial and accounting officers, are available at our Internet site under “Investor Relations—Corporate Governance.” Copies will be provided to any stockholder upon written request to Investor Relations, 75 Rockefeller Plaza, New York, New York 10019, via electronic mail at Investor.Relations@wmg.com or by contacting Investor Relations at (212) 275-2000. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as to our executive officers as of November 4, 2005, together with their positions and ages.

Name	Age	Position
Edgar Bronfman, Jr.	50	Chairman of the Board and CEO
Lyor Cohen	46	Chairman and CEO, U.S. Recorded Music
Paul-René Albertini	46	Chairman and CEO, Warner Music International
Richard Blackstone	45	Chairman and CEO, Warner/Chappell Music, Inc.
Michael D. Fleisher	40	Executive Vice President and Chief Financial Officer
David H. Johnson	58	Executive Vice President and General Counsel
Caroline Stockdale	42	Executive Vice President, Global Human Resources
Alejandro Zubillaga	37	Executive Vice President, Digital Strategy and Business Development

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of Warner Music Group or one of its subsidiaries. Mr. Zubillaga is the brother-in-law of Mr. Bronfman. There are no other family relationships among any executive officers of Warner Music Group. The following information provides a brief description of the business experience of each of our executive officers.

Edgar Bronfman, Jr. has served as our Chairman of the Board and CEO since March 1, 2004. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, a management venture capital group based in New York City. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an officer and executive of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe.

Lyor Cohen has served as the Chairman and CEO of our U.S. Recorded Music operations since March 1, 2004. From 2002 to 2004, Mr. Cohen was the Chairman and CEO of Universal Music Group’s Island Def Jam Music Group. Mr. Cohen served as President of Def Jam from 1988 to 2002. Previously, Mr. Cohen served in various capacities at Rush Management, a hip-hop management company, which he founded with partner Russell Simmons. Mr. Cohen is widely credited with expanding Island Def Jam beyond its hip-hop roots to include a wider range of musical genres.

Paul-René Albertini has served as President of Warner Music International since 2002 and currently leads Warner Music International, our international division, as Chairman and CEO. From December 2000 until 2002, Mr. Albertini served as President of Warner Music Europe. He joined Warner Music International from Sony Music Entertainment Europe where he held the post of Executive Vice President from 1999. Prior to that he served as President and CEO Sony Music France between 1994 and 1999. In 1991 he became CEO of PolyGram Disques France. In 1983, Mr. Albertini joined PolyGram as International Label Manager before becoming Marketing Director for Barclay Records. He was named Director of Marketing and Promotion for Phonogram in 1989, and was appointed Managing Director Phonogram France. Mr. Albetini graduated from the Institut Superieur de Gestion in Paris in 1982 and attended the International Senior Management Program from Harvard Business School in 1993.

Richard Blackstone has served as Chairman and CEO of Warner/Chappell Music, Inc. since May 28, 2005. Prior to joining Warner Music Group, Mr. Blackstone was the president of Zomba Music Publishing. Mr. Blackstone joined

Zomba in 1989 as Director of Business Affairs, and was later promoted to the dual role of Head of Creative and Head of Business Affairs. Following the purchase of Zomba by BMG Music in 2002 he was named President of Zomba Music Publishing, and was given oversight responsibility for Brentwood Benson Music Publishing.

Michael D. Fleisher has served as our Executive Vice President and Chief Financial Officer since January 1, 2005. Prior to joining Warner Music Group, Mr. Fleisher was Chairman and Chief Executive Officer of Gartner, Inc. Mr. Fleisher joined Gartner in 1993 and served in several roles including Chief Financial Officer prior to being named CEO in 1999. Previous to Gartner, he was at Bain Capital. Mr. Fleisher serves on the Board of Ameritrade.

David H. Johnson has served as Executive Vice President and General Counsel since 1999. Prior to joining Warner Music Inc., Mr. Johnson spent nine years as Senior Vice President and General Counsel for Sony Music Entertainment. He also held several posts at CBS and was an associate in the law firm Mayer, Nussbaum, Katz & Baker. Mr. Johnson received a B.A. in political science from Yale University, a J.D. from the University of Pennsylvania Law School and an L.L.M. from New York University School of Law.

Caroline Stockdale has served as Executive Vice President, Global Human Resources since August 2005. Prior to joining Warner Music Group, Ms. Stockdale was Senior Vice President, Relationship Leader Human Resources, at American Express Financial Advisors/Global Financial Services since 2002. Before joining American Express Financial Advisors in 2002, Ms. Stockdale held a variety of human resources leadership positions at General Electric (GE) Capital Corporation in Europe and the United States beginning in 1997, including Executive Vice President and Global Human Resources Leader at GE Capital Corporation’s Aviation Services division. Ms. Stockdale qualified as a chartered accountant and graduated with a B.A. Honors degree from the University of Sheffield in Sheffield, England.

Alejandro (Alex) Zubillaga has served as Executive Vice President, Digital Strategy and Business Development since August 2005. Prior to being designated as Executive Vice President, Digital Strategy and Business Development, Mr. Zubillaga held various positions with Warner Music Group since joining the company in March 2004, including Senior Vice President, Digital Strategy and Business Development and Vice President, Office of the Chairman. Prior to joining Warner Music Group, Mr. Zubillaga served as managing director and co-founder of Lexa Partners LLC. Previously, Mr. Zubillaga was founder and managing partner of E-Quest Partners. Prior to that, Mr. Zubillaga served as founder, chairman and chief executive officer of NETUNO. Mr. Zubillaga graduated from Babson College with a degree in Business Administration.

ITEM 2. PROPERTIES

We own distribution, studio and office facilities and also lease certain facilities in the ordinary course of business. Our executive offices are located at 75 Rockefeller Plaza, New York, NY 10019. In addition, we have a ten-year lease ending on July 31, 2014 for our headquarters at 75 Rockefeller Plaza, New York, New York 10019. We also have a seventeen-year lease ending on December 31, 2020, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and an approximately sixteen year lease ending on June 30, 2012 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We consider our properties adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 we reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, we agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. On July 25, 2005, Sony BMG reached a settlement with the Attorney General in connection with the same industry-wide investigation. Subsequent to the settlement by Sony BMG, TSR Records, an independent label, filed an antitrust suit against Sony BMG alleging that the label’s radio promotion activities are anticompetitive. While it is too soon to predict the outcome of these recent developments on us, any litigation we may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and would divert the time and resources of management.

We are involved in litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against us will have, individually, or in the aggregate, a material adverse effect on our business. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on us, including our brand value, because of defense costs, diversion of management resources and other factors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders of Warner Music Group Corp. during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Warner Music Group Corp.’s common stock was listed on the New York Stock Exchange under the symbol “WMG” on May 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low closing prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared during such periods:

	High	Low	Dividends Paid
2005:
Third Quarter (commencing May 10, 2005)	$16.95	$15.23	—
Fourth Quarter	$18.71	$14.75	—
2006:
First Quarter (ending November 24, 2005)	$18.95	$15.25	$0.13

As of November 24, 2005 there were approximately 35 registered holders of record for the common stock and 148,460,622.724 shares outstanding. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of the common stock on the New York Stock Exchange on November 24, 2005, was 18.05.

Dividend Policy

On October 3, 2005 the Board of Directors of Warner Music Group declared a quarterly dividend of $0.13 per share of common stock, representing an aggregate quarterly dividend of approximately $19.3 million (based on outstanding shares of 148,455,312.724 as of September 30, 2005). The dividend was paid November 23, 2005, to stockholders of record as of the close of business on October 24, 2005. The portion of the dividend with respect to unvested restricted stock of approximately $1 million will be paid at such time as such shares become vested.

As previously announced, we intend to continue paying quarterly dividends on our common stock outstanding in an amount not to exceed $80 million per year in the aggregate. The Board will evaluate whether to pay a dividend on a quarterly basis and will base its decisions on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors the Board of Directors may deem relevant.

The amounts available to us to pay further cash dividends will be restricted by our subsidiary WMG Acquisition Corp.’s senior secured credit agreement and the indentures governing our outstanding notes, including the indenture governing WMG Holdings Corp.’s outstanding 9.5% Senior Discount Notes due 2014 and the indenture governing WMG Acquisition Corp.’s 7 3/8% Senior Subordinated Dollar Notes due 2014 and 8 1/8% Senior Subordinated Sterling Notes due 2014. Under Acquisition Corp.’s senior secured credit agreement, generally neither Holdings nor Holdings’ subsidiaries may pay dividends or otherwise transfer their assets to us. However, Acquisition Corp.’s senior secured credit agreement permits such restricted payments in an amount not to exceed $10.0 million, subject to increase up to $50.0 million if the leverage ratio is less than 3.5 to 1, and subject to additional increase in an amount equal to 50% of excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit agreement and allows distributions not in excess of $90 million in any fiscal year to be applied to pay regular quarterly cash dividends to holders of our common stock. The indentures governing the Holdings Notes and the Acquisition Corp. Notes also limit the ability of Holdings, Acquisition Corp. and their subsidiaries to pay dividends to us. Under such indentures, generally our subsidiaries may pay dividends or make other restricted payments depending on a formula based on 50% of consolidated net income. In addition, Acquisition Corp. may also make such restricted payments if, on a pro forma basis after giving effect to any such payment, it has a net indebtedness to adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a net senior indebtedness to adjusted EBITDA ratio of no greater than 2.5 to 1.0, and Holdings may make such restricted payments if, on a pro forma basis after giving effect to any such payment, it has a net indebtedness to adjusted EBITDA ratio of no greater than 4.25 to 1.0. Acquisition Corp. and Holdings may also make restricted payments under the indentures of up to $45.0 million and $75.0 million, respectively, without regard to any such provisions. The Holdings indenture permits Holdings to dividend up to 6% per annum from proceeds of our initial public offering received by Holdings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

Use of Proceeds from Sales of Registered Securities

On May 10, 2005, we registered 37,490,000 shares of our common stock for an aggregate offering price of $897,760,000 in our initial public offering. On May 13, 2005 we closed the sale by us of a total of 32,600,000 shares of our common stock in our initial common stock offering at a price of $17.00 per share in a firm commitment underwritten initial public offering. This offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-123249), which the Securities and Exchange Commission declared effective on May 10, 2005. Goldman, Sachs & Co. and Morgan Stanley & Co. Inc. were the joint global coordinators and, together with Lehman Brothers Inc. and Deutsche Bank Securities Inc., served as joint book-running managers in the offering. Banc of America Securities LLC and Citigroup Global Markets Inc. acted as joint lead managers in the offering. Of the $554.2 million of gross proceeds raised in the offering:

•	approximately $26.3 million was paid to the underwriters in connection with the underwriting discount;

•	approximately $10.9 million was used in connection with offering expenses, printing fees, listing fees, filing fees, accounting fees and legal fees; and

•	approximately $517 million was used in connection with the redemption of 100% of WMG Holdings Corp.’s Floating Rate Senior Notes due 2011 and Floating Rate Senior PIK Notes due 2014 and 35% of the aggregate principal amount of its outstanding 9.5% Senior Discount Notes due 2014 on June 15, 2005.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans	6,383,629	$2.90	2,089,420
Approved by Stockholders (1)

(1)	Consists of the 2005 Omnibus Stock Plan, as well as individual LTIP and individual stock option agreements.

LTIP and Individual Stock Option Agreements

In 2004, the Company’s board of directors approved a form of LTIP stock option agreement for grants of options to eligible individuals. Eligible individuals include any employee, director or consultant of the Company or any of its affiliates, or any other entity designated by Warner Music Group’s board of directors in which the Company has an interest, who is selected by the Company’s compensation committee to receive an award. The board authorized the granting of options to purchase up to 1,355,066 shares of our common stock pursuant to the LTIP program. The Company has granted options and may grant additional stock options under the LTIP stock option agreements to certain members of our current or future management. The board also approved the granting of options to purchase 3,701,850 shares of our common stock under stock option agreements with certain members of our management. Individual option agreements and options granted under the LTIP program generally will have a 10-year term and the exercise price will equal at least 100% of the fair market value on the date of the grant. With respect to each option granted pursuant to individual option agreements or a LTIP stock option agreement, one-third of the shares covered by the option generally vest and become exercisable in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the LTIP stock option agreement, subject to the employee’s continued employment. Two-thirds of the shares covered by the option generally vest and become exercisable based on the occurrence of both a service condition (which is the same as the service condition described with respect to the service-based portion of the option) and a performance condition. The performance condition is met if, following an initial public offering or certain other events (including a change in control), a specified investment return is achieved by the investors (one-half of such shares require one return level and the other one-half of such shares require a different return level). The performance-based portion of the option also vests, subject to the employee’s continued employment, on the day prior to the seventh anniversary of the effective date of the individual or LTIP stock option agreement and the service condition applicable to the performance-based option will be deemed to have been attained upon certain terminations following or in anticipation of a change in control.

2005 Omnibus Stock Plan

In May 2005, we adopted the 2005 Omnibus Stock Plan, or 2005 Plan, which authorized the granting of stock based awards to purchase up to 3,416,133 shares of our common stock. Under the 2005 Plan, our board of directors or the compensation committee will administer the plan and has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and others as set forth in the 2005 Plan. The types of awards that may be granted include restricted and unrestricted stock, incentive and non-statutory stock options, stock appreciation rights, performance units and other stock based awards. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the board of directors or the compensation committee in their sole discretion. Eligible employees include any employee who does not already have any other equity participation in our company. The Company has granted options and may grant additional awards under the 2005 Plan to certain member of our current or future management. Options granted generally have a 10-year term, the exercise price will equal at least 100% of the fair market value on the date of the grant and generally vest in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the stock option agreement, subject to the employee’s continued employment.

ITEM 6. SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2005 and 2004, and the statement of operations and other data for each of (i) the twelve-month fiscal year ended September 30, 2005; (ii) the seven months ended September 30, 2004, (iii) the three months ended February 29, 2004, and (iv) the twelve-month fiscal year ended November 30, 2003 have been derived from our audited financial statements included or incorporated by reference herein. Our summary statement of operations and other data for each of the ten months ended September 30, 2003 and the five months ended February 29, 2004 have been derived from our unaudited financial statements included or incorporated by reference herein. Our summary balance sheet data as of (i) February 29, 2004 (ii) November 30, 2003 and (iii) November 30, 2002 and the statement of operations and other data for the year ended November 30, 2002 are derived from our audited financial statements that are not included in this annual report. Our summary balance sheet data as of (i) September 30, 2003 and (ii) November 30, 2001 and the statement of operations and other data for the year ended November 30, 2001 are derived from our unaudited financial statements that are not included in this annual report.

The comparability of our historical financial data has been affected by a number of significant events and transactions. These include the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004 for approximately $2.6 billion (the “Acquisition”) in 2004, a change in our fiscal year to September 30 from November 30, which was enacted in 2004, and the AOL Time Warner Merger in 2001. For all periods prior to the Acquisition, the recorded music and music publishing businesses formerly owned by Time Warner are referred to as “Old WMG” or the “Predecessor.” For all periods subsequent to the Acquisition, the business is referred to as the “Company” or the “Successor.” Due to the change in our year-end, financial information for 2004 reflects a shortened ten-month period ended September 30, 2004 and is separated into two pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition.

In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the twelve months ended September 30, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is for the twelve-month period ended September 30, 2004, we have presented our operating results and cash flows separately for the pre-acquisition five-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004. The financial information for the ten months ended September 30, 2004 is separated into the pre-acquisition three-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004.

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

We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full ten-month period and twelve-month period ended September 30, 2004. The combined presentation for the twelve-month period ended September 30, 2004 simply represents the mathematical addition of the pre-acquisition, five-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004 and the combined presentation for the ten-month period ended September 30, 2004 represents the mathematical addition of the pre-acquisition three-month period ended February 29, 2004 and the post-acquisition seven-month period ended September 30, 2004. These are not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period.

The following table sets forth our selected historical financial and other data as of the dates and for the periods indicated.

	Fiscal Years Ended November 30,			Ten Months Ended Sept. 30, 2003	Three Months Ended Feb. 29, 2004	Five Months Ended Feb. 29, 2004	Seven Months Ended Sept. 30, 2004	Ten Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30, 2005
	2001	2002	2003
	Predecessor						Successor	Combined		Successor
	(unaudited)	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(unaudited)	(audited)
	(in millions, except per share data)
Statement of Operations Data:
Revenues	$3,226	$3,290	$3,376	$2,487	$779	$1,668	$1,769	$2,548	$3,437	$3,502
Cost of revenues	(1,731)	(1,873)	(1,940)	(1,449)	(415)	(906)	(944)	(1,359)	(1,850)	(1,850)
Selling, general and administrative expenses	(1,402)	(1,282)	(1,286)	(995)	(319)	(610)	(677)	(996)	(1,287)	(1,301)
Impairment of goodwill and other intangible assets	—	(1,500)	(1,019)	—	—	(1,019)	—	(1,019)	—	—
Depreciation and amortization	(868)	(249)	(328)	(272)	(72)	(128)	(140)	(212)	(268)	(238)
Operating (loss) income	(766)	(1,542)	(1,158)	(197)	(11)	(972)	18	7	(954)	84
Interest expense, net	(34)	(23)	(5)	(5)	(2)	(2)	(80)	(82)	(82)	(182)
(Loss) income before cumulative effect of accounting change	(910)	(1,230)	(1,353)	(201)	(32)	(1,184)	(238)	(270)	(1,422)	(169)
Net (loss) income	$(910)	$(6,026)	$(1,353)	$(201)	$(32)	$(1,184)	$(238)	$(270)	$(1,422)	$(169)
Net income (loss) per common share (1):
Basic	—	—	—	—	—	—	$(2.21)	—	—	$(1.40)
Diluted	—	—	—	—	—	—	$(2.21)	—	—	$(1.40)
Average common share (1):
Basic	—	—	—	—	—	—	107.5	—	—	120.9
Diluted	—	—	—	—	—	—	107.5	—	—	120.9

Segment Data:
Revenues:
Recorded Music	$2,701	$2,752	$2,839	$2,039	$630	$1,430	$1,429	$2,059	$2,859	$2,924
Music Publishing	547	563	563	467	157	253	348	505	601	607
Corporate and eliminations	(22)	(25)	(26)	(19)	(8)	(15)	(8)	(16)	(23)	(29)

Total revenues	$3,226	$3,290	$3,376	$2,487	$779	$1,668	$1,769	$2,548	$3,437	$3,502

Operating income (loss):
Recorded Music	$(733)	$(1,206)	$(1,130)	$(181)	$(9)	$(958)	$24	$15	$(934)	$215
Music Publishing	23	(273)	23	19	17	21	53	70	74	82
Corporate and eliminations	(56)	(63)	(51)	(35)	(19)	(35)	(59)	(78)	(94)	(213)

Total operating income (loss)	$(766)	$(1,542)	$(1,158)	$(197)	(11)	$(972)	$18	$7	$(954)	$84

OIBDA (2):
Recorded Music	$73	$173	$116	$8	$38	$146	$120	$158	$266	$380
Music Publishing	81	88	107	88	38	57	87	125	145	141
Corporate and eliminations	(52)	(54)	(34)	(21)	(15)	(28)	(49)	(64)	(77)	(199)

Total OIBDA (2)	$102	$207	$189	$75	$61	$175	$158	$219	$333	$322

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(122)	$(13)	$278	$257	$321	$352	$86	$407	$438	$205
Investing activities	(175)	(365)	(65)	(73)	14	17	(2,663)	(2,649)	(2,646)	(54)
Financing activities	227	385	(121)	(151)	(10)	18	2,661	2.651	2,679	(416)
Capital expenditures	(91)	(88)	(51)	(30)	(3)	(24)	(15)	(18)	(39)	(30)

	Fiscal Years Ended November 30,			Ten Months Ended Sept. 30, 2003	Three Months Ended Feb. 29, 2004	Five Months Ended Feb. 29, 2004	Seven Months Ended Sept. 30, 2004	Ten Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30, 2005
	2001	2002	2003
	Predecessor						Successor	Combined		Successor
	(unaudited)	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(unaudited)	(audited)
	(in millions, except per share data)

Balance Sheet Data (at period end):
Cash and equivalents	$34	$41	$144	$80	$471	$471	$555	$555	$555	$288
Total assets	17,642	5,679	4,484	5,255	4,560	4,560	5,090	5,090	5,090	4,498
Total debt (including current portion of long-term debt)	115	101	120	115	132	132	1,840	1,840	1,840	2,246
Shareholders’ equity	14,588	3,001	1,587	2,673	1,691	1,691	280	280	280	89

(1) Net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding.

(2) We evaluate segment and consolidated performance based on several factors, of which the primary measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (which we refer to as “OIBDA”). See “Use of OIBDA” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Note that OIBDA is different from Adjusted EBITDA as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Covenant Compliance”, which is presented on a consolidated and combined basis therein as a covenant compliance measure. The following is a reconciliation of operating income, which is a GAAP measure of our operating results, to OIBDA.

Operating income (loss)	$(766)	$(1,542)	$(1,158)	$(197)	$(11)	$(972)	$18	$7	$(954)	$84
Depreciation and amortization expense	868	249	328	272	72	128	140	212	268	238
Impairment of goodwill and other intangible assets	—	1,500	1,019	—	—	1,019	—	—	1,019	—

OIBDA	$102	$207	$189	$75	$61	$175	$158	$219	$333	$322

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of our acquisition of substantially all of Time Warner Inc.’s recorded music and music publishing businesses and related financing (the “Transactions”). Accordingly, the discussion and analysis of operating results for the ten months and twelve months ended September 30, 2004 do not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the impact of our restructuring plan on our business (including our ability to generate revenues and attract desirable talent);

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the possible unexpected loss of artists and key employees and our market share as a result of our restructuring plan;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our Music Publishing business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or the industry-wide investigation of the relationship between music companies and radio stations by the Attorney General of the State of New York;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	our ability to act as a stand-alone company;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	weaknesses in our internal controls related to U.S. royalties that could affect our ability to ensure reliable financial reports;

•	the effects associated with the formation of Sony BMG Music Entertainment; and

•	failure to attract and retain key personnel.

There may be other factors not presently known to us or which we currently consider to be immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We disclaim any duty to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

INTRODUCTION

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor.” Effective March 1, 2004, Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”).

Warner Music Group Corp. is a holding company that conducts substantially all of its business operations through its subsidiaries. The Company’s only asset is its ownership of all outstanding shares of Holdings, and Holdings’ only asset is its ownership of all the outstanding shares of Acquisition Corp. The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the audited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the twelve-month periods ended September 30, 2005 and 2004 and for the ten-month periods ended September 30, 2004 and 2003. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the twelve-month periods ended September 30, 2005 and 2004, as well as a discussion of our financial condition and liquidity as of September 30, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our indenture agreements.

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

Change in Fiscal Year and Basis of Presentation

In 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, we restated our prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods. Due to this change in fiscal year-end, our 2004 fiscal year consists of the ten-months ended September 30, 2004, while our 2005 fiscal year is the full twelve-month period ending September 30, 2005. Our discussion of the current twelve-month fiscal year ended September 30, 2005 is presented as the comparison of the twelve-month fiscal year ended September 30, 2005 to the twelve-month period ended September 30, 2004. The twelve months ended September 30, 2004 are unaudited and were derived from the audited fiscal year financial results for the ten months ended September 30, 2004 and the audited fiscal year financial results for the fiscal year ended November 30, 2003. Our discussion of the prior ten-month fiscal year is presented as the comparison of the ten months ended September 30, 2004 to the ten months ended September 30, 2003. The ten months ended September 30, 2003 are unaudited and were derived from the audited fiscal year financial results for the twelve months ended November 30, 2003.

In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for each of the ten and the twelve months ended September 30, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is for the twelve-month period ended September 30, 2004, we have presented our operating results and cash flows separately for the pre-acquisition five-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004. The financial information for the ten months ended September 30, 2004 is separated into the pre-acquisition three-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004.

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

We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full ten-month period and twelve-month period ended September 30, 2004. The combined presentation for the twelve-month period ended September 30, 2004 simply represents the mathematical addition of the pre-acquisition, five-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004 and the combined presentation for the ten-month period ended September 30, 2004 represents the mathematical addition of the pre-acquisition three-month period ended February 29, 2004 and the post-acquisition seven-month period ended September 30, 2004. These are not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period. Reconciliations showing the mathematical combination of our operating results for such periods are included herein.

Though we believe that the combined presentation is most meaningful for the twelve-month period ended September 30, 2004 and the ten-month period ended September 30, 2004, it is not in conformity with GAAP. As such, we have supplemented our historical operating results for periods, as appropriate, with pro forma financial information and have further highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

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

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the United States. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are current incubator labels. In addition, we have also entered into strategic ventures with other record labels.

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

Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, an distribution company that primarily distributes the products of independent labels to retail and wholesale distributors in the United States; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

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

Music Publishing Operations

Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates of the Company. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also formerly included Warner Bros. Publications (“WBP”), which marketed printed versions of our music throughout the world. On May 31, 2005, we sold WBP to Alfred Publishing. The sale is not expected to have a material effect on our future operating results and financial condition.

Publishing revenues are derived from four main royalty sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ringtones.

•	Performance: the licensor receives royalties if the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

•	Other: the licensor receives royalties from other uses such as stage productions.

The principal costs associated with our Music Publishing operations are as follows:

•	artist and repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works;

•	manufacturing, packaging and distribution costs—the costs to manufacture and distribute sheet music and songbooks to retail distribution outlets and schools; and

•	administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past five years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new markets are just beginning to emerge. As of November 20, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.6% year-over-year. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Restructuring

Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We have now completed substantially all of our restructuring efforts and have streamlined the Company to achieve approximately $250 million in annual cost savings.

Transactions with Time Warner and its Affiliates

As previously described, prior to March 1, 2004, Old WMG was owned and operated by Time Warner. As such, in the normal course of conducting our business, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. In particular, Old WMG purchased manufacturing packaging and physical distribution services from affiliates of Time Warner, and Time Warner funded its operating and capital requirements. See Note 20 to our audited financial statements for a summary of the principal transactions between Old WMG and Time Warner and its affiliates.

Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations to Cinram at the end of October 2003. Prior to the sale, these operations were under the control of Time Warner and Old WMG’s management. As such, pricing for such services was not negotiated on an arms-length basis and did not reflect market rates. As part of the sale, Time Warner and Old WMG entered into arrangements with Cinram, under which Cinram will provide manufacturing, packaging and physical distribution services for our products in the U.S. and Europe at favorable, market-based rates that were negotiated on an arms-length basis.

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

Restricted Stock. We were authorized to pay each employee, who purchased restricted stock at prices that were below fair market value on the date of purchase, a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. We will pay these employees an amount necessary to pay the taxes on the bonus. This will result in total cash payments of approximately $10 million, which the Company has expensed in the fiscal year ended September 30, 2005.

Options. We have revised the exercise prices of certain options to purchase our common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, we will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. We have treated the revision of the exercise prices of certain option grants as a modification of such grants. This will result in total cash bonuses paid of approximately $9 million. We have recorded expense of $6 million in the fiscal year ended September 30, 2005 related to this modification of certain grants.

Additional Charges and Payments to Employees

Option Adjustments as a Result of Dividend to Investors. Further, in connection with the $100.5 million cash dividend we declared and paid to holders of our common stock consisting of the Investor Group and certain members of management who held shares of common stock prior to our initial common stock offering, we have made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. We have expensed approximately $3 million of expense related to such payments in the fiscal year ended September 30, 2005.

Employee Bonus Plan. We paid a special one-time bonus upon consummation of our initial common stock offering to all or substantially all of our employees, excluding senior management and certain employees with an equity participation in our company. The amount of the award granted to an employee was equal to approximately 4% of the employee’s annual salary. We have paid and recorded expense of $10 million in the fiscal year ended September 30, 2005 related to such bonus.

Of the amounts related to restricted stock and options, all but $3 million has been paid as of September 30, 2005.

Initial Common Stock Offering

In May 2005, we completed the initial public offering of our common stock (the “Initial Common Stock Offering”). Prior to the consummation of the Initial Common Stock Offering, we, among other things, renamed all of our outstanding shares of Class A Common Stock as common stock and authorized an approximately 1,139 for 1 split of our common stock. We contributed the net proceeds from the Initial Common Stock Offering of $517 million to Holdings as an equity capital contribution. Holdings used all of such funds and approximately $57 million of cash received through dividends from Acquisition Corp. to redeem its outstanding notes as discussed below.

In addition, in connection with the Initial Common Stock Offering, we among others things, repurchased the warrants issued as part of the initial purchase price consideration for the Acquisition from Time Warner for $138 million, we declared and paid a dividend to our stockholders prior to the Initial Common Stock Offering of $100.5 million, and terminated our management agreement as discussed below.

Holdings Refinancing and Redemption

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

In connection with the Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of September 30, 2005, Holdings had $174 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

In connection with the redemption of the Holdings Floating Rate Notes and 35% of the Holdings Discount Notes, we were required to pay redemption premiums of $10 million and $9 million, respectively, which we paid on June 15, 2005. We also wrote off the remaining balance of debt-issuance costs of $12 million related to the notes redeemed and the remaining unamortized original issue discount of $4 million related to the Holdings PIK Notes. These amounts were recorded as a loss on the repayment of the notes in the consolidated statement of operations for the year ended September 30, 2005.

We were also required to pay all accrued interest as of the redemption date related to the Holdings Notes that were redeemed. This amount consisted of $5 million related to the Holdings Floating Rate Notes, $9 million related to the Holdings PIK Notes, and $4 million in accreted value of the 35% of Holdings Discount Notes redeemed. These amounts have been expensed in the consolidated statement of operations for the year ended September 30, 2005.

Termination of Management/ Monitoring Agreement

As described in Note 20 to our audited consolidated financial statements included herein, we entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, we were required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company or its subsidiaries, the Management Agreement required the Company, Holdings and Acquisition Corp. to pay the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The Management Agreement also requires the Company, Holdings and Acquisition Corp. to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in the Company, Holdings or Acquisition Corp., their operations, and the services they provide to the Company, Holdings and Acquisition Corp.

The Management Agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group could cause the agreement to terminate at any time. In the event of the termination of the Management Agreement, the Company, Holdings and Acquisition Corp. were required by the terms of the agreement to pay each of the Investor Group any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

The Investor Group terminated the Management Agreement and on May 16, 2005, we paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations for the fiscal year ended September 30, 2005.

Stock-based Compensation

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

We recognized $25 million of stock-based compensation expense in the twelve months ended September 30, 2005, compared to $1 million in the twelve months ended September 30, 2004.

Lava Records Restructuring

The co-chairman of The Atlantic Records Group left our employ in August 2005 and we acquired the remaining interest of the Lava Records joint venture. As a result, in order to streamline our operations, we integrated the Lava operations into the operations of The Atlantic Records Group. In connection with the integration, certain employees were involuntarily terminated and certain artist contracts were terminated, which resulted in the recognition of $7 million in restructuring costs and we also incurred other non-recurring charges of $24 million, specifically related to the departure of the co-chairman of The Atlantic Records Group and the expensing of certain other amounts, in the twelve months ended September 30, 2005. Approximately $20 million of these charges were non-cash.

Settlement

We recorded $5 million of expense related to the settlement of a government investigation into radio promotion practices by New York State Attorney General Eliot Spitzer in the twelve months ended September 30, 2005.

RESULTS OF OPERATIONS

Twelve Months Ended September 30, 2005 Compared to Twelve Months Ended September 30, 2004

The following table summarizes our historical results of operations. The financial data for the twelve months ended September 30, 2005 and the seven months ended September 30, 2004 have been derived from our audited financial statements included elsewhere herein and the financial data for the five months ended February 29, 2004 are unaudited and are derived from the audited financial statements included elsewhere herein. See “Change in Fiscal Year and Basis of Presentation” presented earlier herein for a discussion of the use of financial information for the combined twelve-month period ended September 30, 2004.

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
	(in millions)
Revenues	$3,502	$3,437	$1,769	$1,668
Costs and expenses:
Cost of revenues	(1,850)	(1,850)	(944)	(906)
Selling, general and administrative expenses(1)	(1,301)	(1,287)	(677)	(610)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)
Amortization of intangible assets	(187)	(201)	(104)	(97)
Loss on termination of management agreement	(73)	—	—	—
Restructuring costs	(7)	(34)	(26)	(8)

Total costs and expenses	(3,418)	(4,391)	(1,751)	(2,640)

Operating income (loss)	84	(954)	18	(972)
Interest expense, net	(182)	(82)	(80)	(2)
Net investment-related gains (losses)	1	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(13)	(2)	(11)
Deal related transaction and other costs	—	(63)	—	(63)
Loss on repayment of Holdings Notes	(35)	—	—	—
Loss on repayment of bridge loan	—	(6)	(6)	—
Unrealized gain (loss) on warrants	17	(120)	(120)	—
Minority interest expense	(5)	(14)	(14)	—
Other income (expense), net	7	(11)	(4)	(7)

Loss before income taxes	(114)	(1,272)	(208)	(1,064)
Income tax expense	(55)	(150)	(30)	(120)

Net loss	$(169)	$(1,422)	$(238)	$(1,184)

(1)	Includes depreciation expense of: $51 million for the twelve months ended September 30, 2005, $36 million for the seven months ended September 30, 2004, and $31 million for the five months ended February 29, 2004.

Consolidated Historical Results

Revenues

Our revenues increased 2% to $3.502 billion for the twelve months ended September 30, 2005, compared to $3.437 billion for the twelve months ended September 30, 2004. Excluding a $106 million benefit of foreign currency exchange rates, total revenue declined by $41 million. Digital revenues increased significantly from $36 million in the twelve months ended September 30, 2004 to $157 million in the twelve months ended September 30, 2005. The increases in digital revenues resulted from our efforts to build our digital business, including efforts to further monetize existing content through new formats and new distribution channels and the development and increased consumer usage of legal, online distribution channels for the music industry. International operations represented $1.827 billion of consolidated revenue for the twelve months ended September 30, 2005, compared to $1.825 billion of consolidated revenues for the twelve months ended September 30, 2004, comprising 52% and 53% of total revenues, respectively. See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues was $1.850 billion for both the twelve months ended September 30, 2005 and 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the twelve months ended September 30, 2005 and 2004, respectively. Excluding the negative impact of foreign currency exchange rates, product costs decreased by $8 million, primarily due to the increased usage of digital distribution channels which were more profitable as the absence of certain manufacturing and distribution costs create a better contribution margin. Artist and repertoire costs declined from the prior twelve-month period by $28 million, which was primarily due to pre-acquisition write-offs of advance royalty payments deemed to be unrecoverable, offset by an increase in royalty expense due to changes in product mix and increases in sales. Licensing expense also decreased as a result of declines in certain areas of our Music Publishing business.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by $14 million to $1.301 billion for the twelve months ended September 30, 2005, compared to $1.287 billion for the twelve months ended September 30, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were 37% for both of the twelve months ended September 30, 2005 and 2004. The increase in selling, general and administrative expenses relates primarily to certain non-recurring expenses that occurred in 2005, including (i) $29 million in compensation expense, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of the Company’s restricted stock and stock options, primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date and (ii) $24 million of expense in the quarter ended September 30, 2005, related to the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of Lava Records. Additionally, our expense related to our stock-based awards increased by $24 million to $25 million for the twelve months ended September 30, 2005, as compared to $1 million for the twelve months ended September 30, 2004. Excluding the impact of the items previously described and the negative impact of foreign currency exchange rates of $29 million, selling, general and administrative expenses in the twelve months ended September 30, 2005 decreased $92 million as compared to the twelve months ended September 30, 2004, and were approximately 34% of total revenues. This decrease in selling, general and administrative expenses related primarily to (i) reductions in sales and marketing costs of $59 million, primarily as a result of our cost-savings initiatives completed in 2005 in connection with our restructuring plan, (ii) reductions in distribution costs of $25 million due to the decline in year over year physical sales as well as the increase in sales through digital distribution methods, lower bad debt expense and the impact of our cost-savings initiatives and (iii) a decrease in depreciation of $16 million due to lower post-Acquisition capital spending and lower depreciation of software development costs in the current year.

Loss on termination of management agreement

Concurrent with our Initial Common Stock Offering, the Investor Group terminated the Management Agreement. Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005, we paid a $73 million termination fee.

Restructuring costs

We recognized $7 million in restructuring costs in the twelve months ended September 30, 2005 compared to $34 million in restructuring costs in the twelve months ended September 30, 2004. The restructuring costs recognized in 2005 related to termination benefits paid to certain employees who were involuntarily terminated and the costs of terminating certain artist contracts. These activities occurred in connection with the integration of Lava Records’ operations into the operations of The Atlantic Records Group subsequent to our acquisition of the remaining interest in the Lava Records joint venture. The restructuring costs in 2004 principally related to costs associated with the implementation of a cost-savings incentive compensation plan designed to incentivize management to reduce operating costs.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss), and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows (in millions):

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
OIBDA	$322	$333	$158	$175
Depreciation expense	(51)	(67)	(36)	(31)
Amortization expense	(187)	(201)	(104)	(97)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	84	(954)	18	(972)
Interest expense, net	(182)	(82)	(80)	(2)
Net investment-related gains (losses)	1	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(13)	(2)	(11)
Deal-related transaction and other costs	—	(63)	—	(63)
Loss on repayment of Holdings Notes	(35)	—	—	—
Loss on repayment of bridge loan	—	(6)	(6)	—
Unrealized gain (loss) on warrants	17	(120)	(120)	—
Minority interest expense	(5)	(14)	(14)	—
Other income (expense), net	7	(11)	(4)	(7)

Loss before income taxes	(114)	(1,272)	(208)	(1,064)
Income tax expense	(55)	(150)	(30)	(120)

Net loss	$(169)	$(1,422)	$(238)	$(1,184)

OIBDA

Our OIBDA decreased to $322 million for the twelve months ended September 30, 2005, compared to $333 million for the twelve months ended September 30, 2004. Expressed as a percentage of revenues, total OIBDA margin was 10% for both the twelve months ended September 30, 2005 and 2004. The decrease in OIBDA was primarily a result of certain one-time items, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $10 million of one-time bonuses paid in connection with the initial public offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value, (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture, as well as a $24 million increase in stock-based compensation expense. Excluding the one-time items, the increase in stock-based compensation, and a decrease in restructuring costs of $27 million, OIBDA for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 increased by $112 million, which was primarily related to the decreases in costs of revenues and selling, general and administrative expenses discussed above and expressed as a percentage of revenues, total OIBDA margin was 14%. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $16 million to $51 million for the twelve months ended September 30, 2005, compared to $67 million for the twelve months ended September 30, 2004. The decrease was principally related to lower post-Acquisition capital spending and lower depreciation of software development costs in the current year.

Amortization expense

Our amortization expense decreased by $14 million to $187 million for the twelve months ended September 30, 2005 compared to $201 million for the twelve months ended September 30, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets. This was offset, in part, by the acquisition of additional recorded music catalog, music publishing copyrights and artist contracts during 2005.

Impairment of goodwill and other intangible assets

We recognized impairment charges to reduce the carrying value of goodwill and other intangible assets of $1.019 billion during the twelve months ended September 30, 2004. Such amounts primarily reflected declines in the valuation of music-related businesses due largely to the industry-wide effects of piracy and were recorded in November 2003.

Operating income (loss)

Our operating income for the twelve months ended September 30, 2005 was $84 million compared to an operating loss of $954 million for the twelve months ended September 30, 2004. This improvement was primarily due to an impairment charge of $1.019 billion, recorded in November 2003, to reduce the carrying value of our goodwill and other intangible assets to fair value. Additionally, the prior twelve-month period reflected an additional $27 million of restructuring costs as compared to the current twelve-month period, as described above. Although our operating income increased as a result of these non-recurring items in the prior twelve-month period, our fiscal year 2005 operating income included the effect of certain one-time items, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $10 million of one-time bonuses paid in connection with the initial public offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value and (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture, as well as a $24 million increase in stock-based compensation expense. Excluding the one-time items, the increase in stock-based compensation, and the decrease in restructuring costs and impairment charges previously discussed, operating income for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 increased $142 million, which was primarily related to the decreases in costs of revenues and selling, general and administrative expenses discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our net interest expense increased to $182 million in the twelve months ended September 30, 2005, compared to $82 million for the twelve months ended September 30, 2004. The increase in interest expense is due to higher average debt balances in 2005 as compared to 2004, primarily due to the financing of the Acquisition in March 2004, the April 2004 refinancing, the borrowing of an additional term loan in May 2005 and the new debt issued by Holdings of approximately $696 million in December 2004, offset by the subsequent repayment of all but approximately $170 million of the Holdings Notes in June 2005. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains (losses)

We recognized a $1 million investment-related gain for the twelve months ended September 30, 2005 primarily related to the sale of our interest in an equity-method investment. For the twelve-months ended September 30, 2004, we recognized $9 million of net investment-related losses principally related to reductions in the carrying values of certain equity-method investments.

Deal-related transaction and other costs

During the twelve months ended September 30, 2004, in connection with the Acquisition and Time Warner’s prior pursuit of other strategic ventures or dispositions, including our businesses, that did not occur, we incurred $63 million of costs. These costs consisted of (i) $23 million of transaction costs, primarily relating to legal, accounting and investment-banking fees, (ii) a $15 million loss in connection with the pension curtailment for employees covered under Time Warner’s U.S. pension plans that ultimately occurred upon the closing of the Acquisition and (iii) a $25 million loss relating to certain executive contractual obligations that were ultimately triggered upon the closing of the Acquisition.

Equity in the losses of equity-method investees, net

Our equity in the losses of equity-method investees was $1 million for the twelve months ended September 30, 2005, compared to $13 million for the twelve months ended September 30, 2004. The lower losses principally related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets acquired by us in the Acquisition.

Loss on repayment of Holdings Notes

In June 2005 we redeemed all of the outstanding Holdings Floating Rate Notes, all of the outstanding Holdings PIK Notes and 35% of the outstanding Holdings Discount Notes. In connection with the redemption, we paid approximately $19 million of redemption premiums and wrote off approximately $12 million related to the carrying value of the unamortized debt issuance costs related to our Holdings Notes and approximately $4 million related to the carrying value of the unamortized discount on the issuance of the Holdings Notes. See “—Financial Condition and Liquidity” for more information.

Loss on repayment of bridge loan

We recognized a $6 million loss during the twelve months ended September 30, 2004 to write off the carrying value of the unamortized debt issuance costs related to our bridge loan, which we repaid in April 2004.

Unrealized gain (loss) on warrants

We recognized a $17 million unrealized gain in the twelve months ended September 30, 2005, compared to a $120 million unrealized loss in the twelve months ended September 30, 2004 on stock warrants issued to Time Warner in connection with the Acquisition. In connection with the Company’s Initial Common Stock Offering in May 2005, we repurchased the three-year warrants at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

We recognized minority interest expense of $5 million for the twelve months ended September 30, 2005, compared to $14 million for the twelve months ended September 30, 2004. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes.

Other income (expense), net

We recognized other income of $7 million for the twelve months ended September 30, 2005, compared to other expense of $11 million for the twelve months ended September 30, 2004. Other income includes gains and losses related to foreign currency exchange rates movements, associated with inter-company receivables and payables that are not of a long-term investment nature, and as such, are required by U.S. GAAP to be reported in the statement of operations.

Income tax expense

We provided income tax expense of $55 million for the twelve months ended September 30, 2005 compared to $150 million for the twelve months ended September 30, 2004. The income tax provisions are not entirely comparable due to the changes in our tax profile that occurred in connection with the Acquisition. Prior to the closing of the Acquisition, we were a member of the Time Warner U.S. consolidated tax group and were able to recognize deferred tax benefits on U.S. domestic tax losses incurred. However, in connection with the Acquisition, our membership in the Time Warner U.S. consolidated tax group terminated along with our ability to recognize these deferred tax benefits. Accordingly, the income tax expense in 2005 primarily relates to the tax provisions on foreign income. There was no offsetting income tax benefit in 2005 on U.S. and certain foreign jurisdiction tax losses incurred due to the uncertainty of the realization of those deferred tax assets.

Net loss

We recognized a net loss of $169 million for the twelve months ended September 30, 2005, compared to a net loss of $1.422 billion for the twelve months ended September 30, 2004. The decrease in net loss relates primarily to the impairment charge recorded in the twelve months ended September 30, 2004 of $1.019 billion. The twelve months ended September 30, 2005 reflect the effects of certain one-time items, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $10 million of one-time bonuses paid in connection with the initial public offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value, (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture and (v) the $35 million loss on repayment of the Holdings Notes described above. Excluding the one-time items included in the twelve months ended September 30, 2005, the $24 million increase in stock-based compensation, the $27 million decrease in restructuring, and the effects of one-time items included in the twelve months ended September 30, 2004, which included (i) the impairment charges, (ii) the $6 million loss on repayment of bridge loan described above and (iii) the $63 million of deal-related and other transaction costs described above, net income for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 increased $323 million. This increase is primarily related to the increases in operating income and unrealized gains on warrants and the decrease in income tax expense, all described above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
Recorded Music
Revenue	$2,924	$2,859	$1,429	$1,430
OIBDA(1)	$380	$266	$120	$146
Operating income (loss)(1)	$215	$(934)	$24	$(958)

Music Publishing
Revenue	$607	$601	$348	$253
OIBDA(1)	$141	$144	$87	$57
Operating income (loss)(1)	$82	$74	$53	$21

Intersegment Eliminations
Revenue eliminations	$(29)	$(23)	$(8)	$(15)
OIBDA(1)	$(199)	$(77)	$(49)	$(28)
Operating income (loss)(1)	$(213)	$(94)	$(59)	$(35)

Total
Revenue	$3,502	$3,437	$1,769	$1,668
OIBDA(1)	$322	$333	$158	$175
Operating income (loss)(1)	$84	$(954)	$18	$(972)

(1)	OIBDA and operating income for the twelve months ended September 30, 2005 and 2004 have been reduced by $7 million and $34 million of restructuring costs, respectively. Of such amounts, $7 million related to Recorded Music for the twelve months ended September 30, 2005 and $24 million related to Recorded Music, $1 million related to Music Publishing, and $9 million related to Corporate for the twelve months ended September 30, 2004.

Recorded Music

Recorded Music revenues increased by $65 million to $2.924 billion for the twelve months ended September 30, 2005, compared to $2.859 billion for the twelve months ended September 30, 2004. Recorded Music revenues represented approximately 83% of consolidated revenues for the twelve months ended September 30, 2005 and 2004. The increase in Recorded Music revenue was primarily due to the increase in digital sales of $105 million to $137 million in the twelve months ended September 30, 2005. The increase in revenues from the sale of music in digital formats related to the development and increased consumer usage of legal, online distribution channels for the music industry. For the twelve months ended September 30, 2005, digital sales increased to 5% of Recorded Music revenues. Digital sales in the U.S. increased by $79 million to $105 million or 7% of U.S. Recorded Music revenues, and more than offset the decline in fiscal 2005 U.S physical unit sales. International sales of music in digital formats rose by $26 million to $32 million or 2% of international Recorded Music revenues.

Excluding the increase in digital sales and an approximate $86 million favorable impact of foreign currency exchange rates, physical sales of Recorded Music formats declined by approximately $124 million in the twelve months ended September 30, 2005 as compared with the twelve months ended September 30, 2004. The decline reflected the continued impact of industry-wide piracy, particularly in our international Recorded Music Business where $111 million of this decline occurred. U.S. Recorded Music experienced a less significant decline in physical sales of $13 million, primarily due to numerous key commercial releases in the twelve months ended September 30, 2005 that sold in excess of one million units, including albums from artists such as James Blunt, Luis Miguel, Michael Bublé, Rob Thomas, Simple Plan, T.I., Faith Hill and Mike Jones.

Recorded Music OIBDA increased by $114 million to $380 million for the twelve months ended September 30, 2005, compared to $266 million for the twelve months ended September 30, 2004. Expressed as a percent of Recorded Music revenues, Recorded Music OIBDA was 13% and 9% for the twelve-month periods ended September 30, 2005 and 2004 respectively. Excluding a $1 million benefit of foreign currency exchange rates Recorded Music OIBDA benefited principally from the revenue increases described above, and from decreases in expenses including (i) a decrease in variable selling and marketing expenses of $58 million as a result of our cost savings initiatives, (ii) a decrease in artist and repertoire costs of $34 million, as the prior year reflected pre-acquisition write-offs of advance royalty payments deemed to be unrecoverable and (iii) a decrease in distribution costs of $25 million due to the decline in year over year physical sales, the increases in sales in digital formats, lower bad debt expenses and the impact of cost-savings initiatives. These benefits were offset by (i) $20 million of one-time compensation expenses related to employee bonuses paid in connection with the Initial Common Stock Offering and payments associated with our restricted stock and stock option awards granted at prices below fair value and (ii) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture. Excluding these items and a $17 million decrease in restructuring costs, Recorded Music OIBDA increased by $141 million to $431 million and was 15% of Recorded Music revenues for the year ended September 30, 2005.

Recorded Music operating income was $215 million for the twelve months ended September 30, 2005, compared to an operating loss of $934 million for the twelve months ended September 30, 2004. Recorded Music operating income (loss) included the following components:

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
OIBDA	$380	$266	$120	$146
Depreciation and amortization	(165)	(181)	(96)	(85)
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)

Operating income (loss)	$215	$(934)	$24	$(958)

The $934 million operating loss in the prior twelve-month period reflects an impairment charge of $1.019 billion recorded to reduce the carrying value of our goodwill and other intangible assets to fair value. Excluding this charge, operating income for the twelve months ended September 30, 2005 improved by $130 million. This improvement related to a decrease in depreciation of $13 million, a decrease in amortization of $3 million, and the $114 million increase in OIBDA described above.

Music Publishing

Music Publishing revenues increased by $6 million to $607 million for the twelve months ended September 30, 2005, compared to $601 million for the twelve months ended September 30, 2004, and represented approximately 17% of consolidated revenues for the twelve months ended September 30, 2005 and

2004. After a benefit from the favorable impact of foreign currency exchange rates of $20 million, Music Publishing revenues declined by $14 million. This decline primarily related to a $15 million decrease in revenues as a result of the sale of our printed sheet music business to a third party on May 31, 2005.

Excluding print revenues through the sale date of $35 million, Music Publishing revenues for the twelve months ended September 30, 2005 consisted of mechanical revenues of $258 million, performance revenues of $192 million, synchronization revenues of $97 million, $20 million of digital revenues and other revenue of $5 million. Music Publishing digital revenues grew by $16 million, to $20 million, as compared to $4 million for the twelve months ended September 30, 2004. Excluding the impact of foreign currency, synchronization revenues increased by approximately $18 million due to favorable market opportunities, such as movie, video game and advertisement deals and continued increases in sales in newer formats. This increase was offset by decreases in performance revenues and mechanical revenues of $16 million and $4 million, respectively. These declines were a direct result of the decline in physical sales, timing of artist and repertoire investments as well as fewer key commercial releases in prior periods.

Music Publishing OIBDA decreased to $141 million for the twelve months ended September 30, 2005, compared to $144 million for the twelve months ended September 30, 2004. Excluding a $2 million benefit from changes in foreign currency exchange rates and $1 million of one-time compensation expenses related to employee bonuses paid in connection with the Initial Common Stock Offering, OIBDA was principally impacted by the revenue decreases explained above, offset by reduced costs as a result of our continued cost-savings initiatives.

Music Publishing operating income increased to $82 million in the twelve months ended September 30, 2005, compared to $74 million in the twelve months ended September 30, 2004. Music Publishing operating income includes the following components:

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
OIBDA	$141	$144	$87	$57
Depreciation and amortization	(59)	(70)	(34)	(36)

Operating income	$82	$74	$53	$21

The $8 million increase in operating income related to an $11 million decrease in depreciation and amortization offset by the $3 million decrease in OIBDA described above.

Corporate expenses

Corporate expenses before depreciation and amortization expense increased by $122 million to $199 million for the twelve months ended September 30, 2005, compared to $77 million for the twelve months ended September 30, 2004. Corporate expenses for the twelve months ended September 30, 2005 include (i) a $73 million loss on termination of management agreement, more fully described above, (ii) $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date and (iii) a $5 million increase in stock-based compensation expense. Additional increases resulted from higher professional and legal costs associated with pending litigation and investigations and Sarbanes-Oxley compliance and higher costs associated with operating as an independent company.

Ten Months Ended September 30, 2004 Compared to Ten Months Ended September 30, 2003

The following table summarizes our historical results of operations. The financial data for the seven months ended September 30, 2004 and the three months ended February 29, 2004 have been derived from our audited financial statements included elsewhere herein. The financial data for the ten months ended September 30, 2003 are unaudited and are derived from the audited financial statements included elsewhere herein. See “Change in Fiscal Year and Basis of Presentation” presented earlier herein for a discussion of the use of financial information for the combined ten-month period ended September 30, 2004.

	Successor	Predecessor	Combined	Predecessor
	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2004	Ten Months Ended September 30, 2003
	(audited)	(audited)	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,769	$779	$2,548	$2,487
Costs and expenses:
Cost of revenues(1)	(944)	(415)	(1,359)	(1,449)
Selling, general and administrative expenses(1)	(677)	(319)	(996)	(995)
Amortization of intangible assets	(104)	(56)	(160)	(201)
Loss on sale of physical distribution assets	—	—	—	(12)
Restructuring costs	(26)	—	(26)	(27)

Total costs and expenses	(1,751)	(790)	(2,541)	(2,684)

Operating income (loss)	18	(11)	7	(197)
Interest expense, net	(80)	(2)	(82)	(5)
Net investment-related losses	—	—	—	(17)
Equity in the losses of equity-method investees, net	(2)	(2)	(4)	(32)
Deal related transaction and other costs	—	—	—	(7)
Loss on repayment of bridge loan	(6)	—	(6)	—
Unrealized loss on warrants	(120)	—	(120)	—
Other expense, net	(4)	—	(4)	(10)
Minority interest expense	(14)	—	(14)	—

Loss before income taxes	(208)	(15)	(223)	(268)
Income tax benefit (expense)	(30)	(17)	(47)	67

Net loss	$(238)	$(32)	$(270)	$(201)

(1)	Includes depreciation expense of: $36 million for the seven months ended September 30, 2004, $16 million for the three months ended February 29, 2004, $52 million for the ten months ended September 30, 2004 and $71 million for the ten months ended September 30, 2003.

Consolidated Pro Forma Results

As previously discussed, the above table presents our historical operating results separately for each of the pre-acquisition, three-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004. As such, it does not reflect all of the significant effects of the Transactions on our operating results for the entire combined ten-month period ended September 30, 2004. Had the Transactions occurred on December 1, 2003, our pro forma results for the ten months ended September 30, 2004 would have been as follows:

Pro Forma Ten Months Ended September 30, 2004
(in millions, unaudited)
Revenue	$2,548
OIBDA	217
Depreciation and amortization	(201)
Operating income	16
Interest expense, net	(112)
Net income (loss)	(286)

A discussion of our consolidated historical results follows.

Consolidated Historical Results

Revenues

Our revenues increased to $2.548 billion for the ten months ended September 30, 2004, compared to $2.487 billion for the ten months ended September 30, 2003. The increase was largely driven by a $20 million increase in Recorded Music revenues and a $38 million increase in Music Publishing revenues.

Recorded Music revenues benefited principally from a $110 million favorable impact of foreign currency exchange rates, and an approximate $30 million increase in revenues from digital sales of Recorded Music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry. These benefits more than offset a decline in physical worldwide music sales due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

Music Publishing revenues benefited principally from a $33 million favorable impact of foreign currency exchange rates and an aggregate $15 million increase in mechanical, performance and synchronization royalties. These benefits more than offset a $10 million decline in revenues from the sale of print-related products partially relating to the closure of certain of our smaller print operations in connection with our cost-savings initiatives.

See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues decreased to $1.359 billion for the ten months ended September 30, 2004, compared to $1.449 billion for the ten months ended September 30, 2003. Expressed as a percentage of revenues, cost of revenues was approximately 53% for the ten months ended September 30, 2004, compared to 58% for the ten months ended September 30, 2003. The decrease in cost of revenues principally related to approximately $98 million of lower manufacturing costs due, in part, to lower pricing under the new Cinram agreements that went into effect in October 2003, approximately $88 million of lower artist and repertoire-related costs associated with our lower sales volume and cost savings associated with our restructuring plan that was implemented in 2004 in connection with the Acquisition. These cost reductions were partially offset by an approximate $90 million unfavorable impact of foreign currency exchange rates.

Selling, general and administrative expenses

Our selling, general and administrative expenses were $996 million for the ten months ended September 30, 2004, compared to $995 million for the ten months ended September 30, 2003. Expressed as a percentage of revenues, selling, general and administrative expenses were approximately 39% for the ten months ended September 30, 2004, compared with 40% for the ten months ended September 30, 2003. Selling, general and administrative expenses increased as a result of an approximate $50 million unfavorable impact of foreign currency exchange rates, approximately $6 million of management advisory fees paid to the Investor Group and $43 million of higher corporate expenses as discussed further below, including higher costs associated with operating as an independent company. These increases were offset by decreases due to lower marketing and divisional overhead costs associated with our cost-savings initiatives.

Restructuring costs

We recognized $26 million of restructuring-related costs in the ten months ended September 30, 2004, compared to $27 million of restructuring-related costs in the ten months ended September 30, 2003. The restructuring costs in 2004 principally related to costs associated with the implementation of a cost-savings incentive compensation plan designed to incentivize management to reduce operating costs. The restructuring costs in 2003 principally related to reductions in worldwide headcount, costs to exit certain leased facilities, and costs associated with the restructuring of U.S. and Canadian distribution operations.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss), and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows (in millions):

	Successor	Predecessor	Combined	Predecessor
	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2004	Ten Months Ended September 30, 2003
	(audited)	(audited)	(unaudited)	(unaudited)
OIBDA	$158	$61	$219	$75
Depreciation expense	(36)	(16)	(52)	(71)
Amortization expense	(104)	(56)	(160)	(201)

Operating (loss) income	18	(11)	7	(197)
Interest expense, net	(80)	(2)	(82)	(5)
Net investment-related losses	—	—	—	(17)
Equity in the losses of equity-method investees, net	(2)	(2)	(4)	(32)
Deal-related transaction and other costs	—	—	—	(7)
Loss on repayment of bridge loan	(6)	—	(6)	—
Unrealized loss on warrants	(120)	—	(120)	—
Other expense, net	(4)	—	(4)	(10)
Minority interest expense	(14)	—	(14)	—

Loss before income taxes	(208)	(15)	(223)	(268)
Income tax benefit (expense)	(30)	(17)	(47)	67

Net loss	$(238)	$(32)	$(270)	$(201)

OIBDA

Our OIBDA increased to $219 million for the ten months ended September 30, 2004, compared to $75 million for the ten months ended September 30, 2003. The increase related to a $150 million increase in Recorded Music OIBDA and a $37 million increase in Music Publishing OIBDA, offset in part by a $43 million increase in Corporate expenses.

Recorded Music OIBDA benefited principally from lower marketing and overhead costs associated with our cost-savings initiatives, approximately $94 million of lower manufacturing costs due, in part, to lower pricing under the new Cinram agreements that went into effect in October 2003, a $1 million favorable impact from foreign currency exchange rates and the absence of a $12 million loss on the sale of physical distribution assets recognized in 2003. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales.

Music Publishing OIBDA benefited principally from lower overhead costs associated with our cost-savings initiatives, approximately $18 million of lower advance write-offs and a $4 million favorable impact from foreign currency exchange rates.

Corporate expenses increased due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. As discussed in Note 20 to the audited financial statements, $47 million of corporate-related costs were allocated in 2003 to Time Warner’s former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased to $52 million for the ten months ended September 30, 2004, compared to $71 million for the ten months ended September 30, 2003. The decrease principally related to lower capital spending requirements and lower depreciation of software development costs.

Amortization expense

Our amortization expense decreased to $160 million for the ten months ended September 30, 2004, compared to $201 million for the ten months ended September 30, 2003. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets.

Operating income (loss)

Our operating income increased to $7 million for the ten months ended September 30, 2004, compared to an operating loss of $197 million for the ten months ended September 30, 2003. The improvement in operating income related to a $144 million increase in OIBDA, a $19 million decrease in depreciation expense, and a $41 million decrease in amortization expense, all as previously described above. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our net interest expense increased to $82 million for the ten months ended September 30, 2004, compared to $5 million for the ten months ended September 30, 2003. The increase primarily related to the approximately $1.8 billion of debt issued in 2004 in connection with the capitalization of the Company.

Net investment-related losses

We did not recognize any investment-related losses for the ten months ended September 30, 2004. However, for the ten months ended September 30, 2003, we recognized $17 million of net investment-related losses. These losses principally related to reductions in the carrying values of certain equity-method investments.

Equity in the losses of equity-method investees, net

Our equity in the losses of equity-method investees was $4 million for the ten months ended September 30, 2004, compared to $32 million in the ten months ended September 30, 2003. The lower losses partially related to the fact that certain of our former loss-generating investees, such as our former interest in MusicNet, were retained by Time Warner and were not part of the assets acquired in the Acquisition.

Deal-related transaction costs

We did not recognize any deal-related transaction costs for the ten months ended September 30, 2004. However, for the ten months ended September 30, 2003, we recognized $7 million of deal-related transaction costs. These costs primarily related to transaction costs associated with the prior pursuit of other strategic ventures or dispositions of Old WMG’s businesses in 2003 by Time Warner that did not occur.

Loss on repayment of bridge loan

We recognized a $6 million loss during the ten months ended September 30, 2004 to write off the carrying value of the unamortized debt issuance costs related to our bridge loan which we repaid in April 2004.

Unrealized loss on warrants

We recognized a $120 million unrealized loss on stock warrants issued to Historic TW in connection with the Acquisition for the ten months ended September 30, 2004. Because the ten-month period ended September 30, 2003 was pre-Acquisition, the stock warrants were not outstanding and no comparable charge was recognized for that period.

Other expense, net

We recognized other expense, net, of $4 million for the ten months ended September 30, 2004, compared to other expense, net, of $10 million for the ten months ended September 30, 2003. The $4 million of costs in 2004 relate to unfavorable foreign currency exchange rate movements associated with intercompany receivables and payables that are not of a long-term investment nature, and as such, are required to be reported in the statement of operations in accordance with GAAP. The $10 million of costs in 2003 primarily related to losses on foreign currency exchange contracts that were used by Time Warner to hedge exposures to changes in foreign currency exchange rates. As discussed in Note 22 to the audited financial statements included elsewhere herein, we are in the process of evaluating our hedging practices and no significant foreign exchange contracts were entered into in 2004.

Minority interest expense

We recognized minority interest expense of $14 million for the ten months ended September 30, 2004. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition. Because the ten-month period ended September 30, 2003 was pre-Acquisition, the subsidiary preferred stock was not outstanding and no comparable charge was recognized for that period.

Income tax benefit (expense)

We provided income tax expense of $47 million for the ten months ended September 30, 2004, compared to an income tax benefit of $67 million for the ten months ended September 30, 2003. The income tax provisions and benefits are not entirely comparable due to the changes in our tax profile relating to the closing of the Acquisition. In particular, prior to the closing of the Acquisition, we were a member of the Time Warner consolidated tax return and were able to recognize U.S.-based deferred tax benefits on domestic-source net operating losses incurred. However, upon the closing of the Acquisition, our membership in the Time Warner consolidated tax group terminated along with our ability to recognize similar, U.S.-based deferred tax benefits. Accordingly, the income tax expense in 2004 primarily related to the tax provisions on foreign-source income. There was no offsetting income tax benefit on domestic-source losses recognized in 2004 due to the uncertainty of realization of those deferred tax assets.

Net loss

We recognized a net loss of $270 million for the ten months ended September 30, 2004, compared to a net loss of $201 million for the ten months ended September 30, 2003. As described more fully above, the higher net loss in 2004 principally related to $14 million of higher minority interest charges, $77 million of higher net interest costs, a $114 million higher income tax provision associated with the improvement in pretax losses and $120 million of unrealized losses on the warrants. These losses were offset, in part, by a $204 million increase in operating income (including $60 million of lower depreciation and amortization expense) and $45 million of lower investment-related losses.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor	Predecessor	Combined	Predecessor
	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2004	Ten Months Ended September 30, 2003
	(audited)	(audited)	(unaudited)	(unaudited)
Recorded Music
Revenue	$1,429	$630	$2,059	$2,039
OIBDA(1)	$120	$38	$158	8
Operating income (loss)(1)	$24	$(9)	$15	(181)

Music Publishing
Revenue	$348	$157	$505	467
OIBDA(1)	$87	$38	$125	88
Operating income (loss)(1)	$53	$17	$70	19

Corporate and Revenue Eliminations
Revenue eliminations	$(8)	$(8)	$(16)	(19)
OIBDA(1)	$(49)	$(15)	$(64)	(21)
Operating income (loss)(1)	$(59)	$(19)	$(78)	(35)

Total
Revenue	$1,769	$779	$2,548	2,487
OIBDA(1)	$158	$61	$219	75
Operating income (loss)(1)	$18	$(11)	$7	(197)

(1)	OIBDA and operating income for the ten months ended September 30, 2004 have each been reduced by $26 million of restructuring costs. Of such amount, $17 million related to Recorded Music, $1 million related to Music Publishing, and $8 million related to Corporate. For the ten months ended September 30, 2003, OIBDA and operating income (loss) have each been reduced by $39 million of losses related to restructuring costs and the loss on the sale of physical distribution assets. Of such amount, $36 million related to Recorded Music and $3 million related to Music Publishing.

Recorded Music

Recorded Music revenues increased to $2.059 billion for the ten months ended September 30, 2004, compared to $2.039 billion for the ten months ended September 30, 2003. Revenues benefited principally from a $110 million favorable impact of foreign currency exchange rates and an approximate $30 million increase in revenues from digital sales of recorded music product relating to the development and increased consumer usage of legal, online distribution channels for the music industry. These benefits more than offset a decline in physical worldwide music sales due to the continuing industry-wide impact of piracy, lower sales volume associated with a fewer number of key commercial releases that sold in excess of one million units and the effects from our cost-savings initiative to consolidate two of our U.S. record labels. Substantially all of the decline in physical worldwide music sales resulted from lower unit sales volume.

Recorded Music OIBDA increased to $158 million for the ten months ended September 30, 2004, compared to $8 million for the ten months ended September 30, 2003. The $150 million increase in OIBDA principally related to lower marketing and overhead costs associated with our cost-savings initiatives, approximately $94 million of lower manufacturing costs due, in part, to lower pricing under the new Cinram agreements that went into effect in October 2003, a $1 million favorable impact from foreign currency exchange rates and the absence of $12 million loss on the sale of physical distribution assets recognized in 2003. These benefits more than offset the loss of margin contributions related to lower worldwide recorded music sales.

Recorded Music operating income improved to $15 million for the ten months ended September 30, 2004, compared to a loss of $181 million for the ten months ended September 30, 2003. Recorded Music operating loss included the following components (in millions):

	Successor	Predecessor	Combined	Predecessor
	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2004	Ten Months Ended September 30, 2003
	(audited)	(audited)	(unaudited)	(unaudited)
OIBDA	$120	$38	$158	$8
Depreciation and amortization	(96)	(47)	(143)	(189)

Operating income (loss)	$24	$(9)	$15	$(181)

The $196 million improvement in operating loss primarily related to the $150 million improvement in OIBDA discussed above and a $46 million decrease in depreciation and amortization expense. The decrease in depreciation and amortization expense principally related to $29 million of lower amortization resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition. In addition, depreciation expense declined by $17 million principally relating to lower capital spending requirements and lower depreciation of software development costs.

Music Publishing

Music Publishing revenues increased to $505 million for the ten months ended September 30, 2004, compared to $467 million for the ten months ended September 30, 2003. Revenues benefited principally from a $33 million favorable impact of foreign currency exchange rates, and an aggregate $15 million increase in mechanical, performance and synchronization royalties. These benefits more than offset a $10 million decline in revenues from the sale of print-related products partially relating to the closure of certain of our smaller print operations in connection with our cost-savings initiatives.

The aggregate $15 million increase in royalties noted above consisted of a $4 million increase in mechanical royalties, a $6 million increase in synchronization royalties and a $5 million increase in performance royalties. Mechanical and synchronization revenues increased as a result of our breadth and number of top-performing songs, as well as an increase in sales in newer formats, such as music DVDs and mobile phone ringtones. Performance revenues increased due in large part to an increase in media channels.

Music Publishing OIBDA increased to $125 million for the ten months ended September 30, 2004, compared to $88 million for the ten months ended September 30, 2003. The $37 million increase in OIBDA principally related to lower overhead costs associated with our cost-saving initiatives, approximately $18 million of lower advance write-offs and a $4 million favorable impact from foreign currency exchange rates.

Music Publishing operating income increased to $70 million in the ten months ended September 30, 2004, compared to $19 million in the ten months ended September 30, 2003. Music Publishing operating income includes the following components (in millions):

	Successor	Predecessor	Combined	Predecessor
	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2004	Ten Months Ended September 30, 2003
	(audited)	(audited)	(unaudited)	(unaudited)
OIBDA	$87	$38	$125	$88
Depreciation and amortization	(34)	(21)	(55)	(69)

Operating income	$53	$17	$70	$19

The $51 million increase in operating income primarily related to a $14 million decrease in depreciation and amortization expense, and the $37 million increase in OIBDA discussed above. The decrease in depreciation and amortization expense principally related to $12 million of lower amortization expense resulting from a lower revaluation of the historical cost bases of our identifiable intangible assets in connection with the allocation of purchase price as part of the Acquisition.

Corporate expenses

Corporate expenses before depreciation and amortization expense increased to $64 million for the ten months ended September 30, 2004, compared to $21 million for the ten months ended September 30, 2003. Corporate expenses increased due to higher costs associated with operating as an independent company and a change in the allocation of corporate-related costs. As discussed in Note 20 to the audited financial statements, $47 million of corporate-related costs were allocated in 2003 to Time Warner’s former CD and DVD manufacturing and printing operations because such operations were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, such costs were no longer allocable. The incrementally higher level of costs was partially offset by lower overhead costs associated with our cost-savings initiatives.

Corporate depreciation and amortization expense was $14 million in each period.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2005

At September 30, 2005, we had $2.246 billion of debt, $288 million of cash and equivalents (net debt of $1.958 billion, defined as total debt less cash and equivalents) and $89 million of shareholders’ equity. This compares to $1.840 billion of debt, $555 million of cash and equivalents (net debt of $1.285 billion) and $280 million of shareholders’ equity at September 30, 2004. The increase in debt resulted from the issuance of $697 million of Holdings debt in December 2004, of which all but $170 million was redeemed on June 15, 2005 (carrying value of $174 million as of September 30, 2005), and the borrowing of an additional $250 million of term loans under the Company’s senior secured credit facility, offset by our quarterly repayment of our term loans under the senior secured credit facility.

The $191 million reduction in shareholders’ equity that occurred during the twelve months ended September 30, 2005 principally related to a return of capital of $422 million paid in December 30, 2004 from the proceeds of the Holdings Notes, a return of capital of $50 million paid in installments in March and May of 2005, a dividend of $100.5 million paid to our common shareholders immediately prior the Company’s Initial Common Stock Offering, a payment of the remaining preference amount of the Class L Common Stock of $8.5 million (after which, such stock converted to Class A Common Stock), the termination of the Management Agreement resulting in a $73 million termination fee and the charges of $35 million incurred in relation to the repayment of certain of the Holdings Notes on June 15, 2005. Such reductions were offset, in part, by the Company’s Initial Common Stock Offering, which resulted in additional equity of $522 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the twelve months ended September 30, 2005, the seven months ended September 30, 2004 and the year ended November 30, 2003 have been derived from our audited financial statements included elsewhere herein. The financial data for the five and three months ended February 29, 2004 are unaudited and are derived from our interim financial statements. The financial data for the ten months ended September 30, 2003 are unaudited and are derived from the audited financial statements included elsewhere herein. See “Change in Fiscal Year and Basis of Presentation” presented earlier herein for a discussion of the use of financial information for the combined twelve-month and ten-month periods ended September 30, 2004.

	Successor	Combined	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Ten Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003
	(audited)	(unaudited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)
	(in millions)
Operating activities	$205	$438	$407	$86	$352	$321	$257
Investing activities	(54)	(2,646)	(2,649)	(2,663)	17	14	(73)
Financing activities	(416)	2,679	2,651	2,661	18	(10)	(151)

Operating Activities

Cash provided by operations was $205 million for the twelve months ended September 30, 2005, compared to cash provided by operations of $438 million for the twelve months ended September 30, 2004. The $233 million decrease in cash provided by operations resulted primarily from the payment of a $73 million fee as a result of the termination of the Management Agreement and $88 million of higher interest payments associated with our leveraged capital structure. The decrease also reflects cash paid of $10 million to our employees in connection with the our Initial Common Stock Offering and cash paid of $16 million for certain of the other one-time special bonuses paid to certain holders of restricted stock and stock options, as well as the timing of the funding of our working capital requirements.

Investing Activities

Cash used in investing activities was $54 million for the twelve months ended September 30, 2005, compared to $2.646 billion for the twelve months ended September 30, 2004. The decrease in cash used in investing activities primarily related to the cash purchase price of $2.638 billion, including transaction costs, paid in connection with the Acquisition. Cash paid in investing activities for the twelve months ended September 30, 2005 primarily relates to amounts paid to acquire an interest in Bad Boy Records, an additional interest in Maverick, cash paid to fund various investments and to acquire additional music publishing copyrights, offset by the proceeds from the sale of our printed sheet music business. Cash used in investing activities also reflects $30 million of capital expenditures.

Financing Activities

Cash used in financing activities was $416 million for the twelve months ended September 30, 2005, compared to $2.679 billion of cash provided for the twelve months ended September 30, 2004. Cash flows from financing activities are not comparable from period to period. We began operating as an independent company on March 1, 2004. However, prior to March 1, 2004, we were owned by Time Warner and, as such, all of our cash requirements were funded by Time Warner and Time Warner received most of the cash generated by us through a centralized cash management system or use of shared international cash pooling arrangements. Consequently, except for principal payments on capital leases and certain net borrowings of third-party debt, which were not significant, all financing activities for the historical 2004 period related to movement of cash between Time Warner and us.

Cash provided by financing activities for 2004 principally reflected activities to fund the purchase price paid in connection with the Acquisition, settle intercompany receivables and payables for the period preceding the Acquisition, and modify our initial capital structure by returning a portion of the initial capital contributed by the Investor Group. In particular, we borrowed $1.650 billion, which was used primarily to fund a portion of the purchase price paid in connection with the Acquisition (including transaction costs) and to pay $78 million of financing-related debt issuance costs. We also received capital contributions of $1.250 billion from the Investor Group to fund a portion of the purchase price paid in connection with the Acquisition. In April 2004, we refinanced certain of our debt at the Acquisition Corp. level, including the repayment of the remaining balance of the bridge loan of $506 million, the issuance of the U.S. dollar and Sterling denominated notes by Acquisition Corp. for approximately $650 million, and additional term loan borrowings under our senior secured credit facility of approximately $50 million. With respect to the pre-acquisition, five-month period ended February 29, 2004, $290 million of net funding was received by Time Warner and used, in part, to repay $124 million of third-party indebtedness.

Cash used in financing activities for the twelve months ended September 30, 2005 primarily relates to the repayment of a portion of the Holdings Notes for $574 million, quarterly term loan debt repayments of $14 million, the returns of capital and dividends paid to the Investor Group of $917 million, the $209 million redemption of subsidiary preferred stock as part of the Holdings Refinancing, and $138 million paid to repurchase the three-year warrants from Time Warner. These uses of cash were offset principally by $522 million of net proceeds after stock-issuance costs from the Company’s Initial Common Stock Offering, $681 million of net proceeds after debt-issuance costs from the issuance of Holdings debt as part of the Holdings Refinancing and $247 million of net proceeds after debt-issuance costs from the additional term loan borrowings under the senior secured credit facility.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of September 30, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of September 30, 2005, our long-term debt consisted of $1.430 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $642 million of Acquisition Corp. Subordinated Notes and $174 million of Holdings Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of September 30, 2005.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.430 billion outstanding term loan portion and a $250 million revolving credit portion. During the twelve months ended September 30, 2005 we borrowed an additional

$250 million under the credit facility, which resulted in an increase in the outstanding term loan balance as compared to September 30, 2004. The term loan portion of the facility, including the $250 million of new borrowings, matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4.2 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of September 30, 2005, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, both tested quarterly, and a maximum annual capital expenditures limitation.

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

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

In connection with the Company’s Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of September 30, 2005, Holdings had $174 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

The terms of the indentures governing the Acquisition Corp. Subordinated Notes and Holdings Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit agreement permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit agreement, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied soley to pay cash dividends on the common stock of Warner Music Group Corp. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit agreement, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

Initial Common Stock Offering

In May 2005, we completed the Initial Common Stock Offering. Prior to the consummation of the Initial Common Stock Offering, we, among other things, renamed all of our outstanding shares of Class A Common Stock as common stock and authorized an approximately 1,139 for 1 split of our common stock. We contributed the net proceeds from the Initial Common Stock Offering of $517 million to Holdings as an equity capital contribution. Holdings used all of such funds and approximately $57 million of cash received through dividends from Acquisition Corp. to redeem all outstanding Holdings Floating Rate Notes, all outstanding Holdings PIK Notes and 35% of the aggregate principal amount of the outstanding Holdings Discount Notes, including redemption premiums and interest obligations through the date of redemption.

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

On October 3, 2005, the Company declared a dividend on its outstanding common stock. The dividend was paid on November 23, 2005, to shareholders of record as of October 24, 2005, at a rate of $0.13 per share, representing a dividend of approximately $19.3 million in the aggregate (based on outstanding shares of 148,455,312.724 as of September 30, 2005). The portion of the dividend with respect to unvested restricted stock of approximately $1 million will be paid at such time as such shares become vested.

Covenant Compliance

Our borrowing arrangements, including the senior secured credit facility, the Holding Notes and the Acquisition Corp. Subordinated Notes contain certain financial covenants which are tied to ratios based on Adjusted EBITDA, which is defined under the indentures governing the notes as “EBITDA.” Adjusted EBITDA (as defined in the indentures) differs from the term “EBITDA” as it is commonly used. In addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, Adjusted EBITDA (as defined in the indentures) also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) any reasonable expenses or charges related to any issuance of securities, investments permitted, permitted acquisitions, recapitalizations, asset sales permitted or indebtedness permitted to be incurred; (2) the amount of any restructuring charges or reserves, subject to certain limitations; (3) any non-cash charges (including any impairment charges); (4) any gain or loss resulting from hedging currency exchange risks; (5) the amount of management, monitoring, consulting and advisory fees paid to the Investor Group; and (6) any net after-tax income or loss from discontinued operations.

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

The following is a reconciliation of net loss, which is a GAAP measure of our operating results, to Adjusted EBITDA as defined, and the calculation of fixed charge coverage and Net Indebtedness and not senior indebtedness to Adjusted EBITDA ratios under our indentures governing the notes of Acquisition Corp. and Holdings for the most recently ended four fiscal quarters ended September 30, 2005. The terms and related calculations are defined in the indenture (in millions, except ratios).

	Twelve Months Ended September 30, 2005
Net loss of Warner Music Group	$(169)
Minority interest expense	(5)
Warrant mark-to-market—Warner Music Group Corp.	17
Interest expense—Warner Music Group Corp.	(1)

Net loss of WMG Holdings Corp.	(180)
Loss on repayment of Holdings Notes—WMG Holdings Corp	(35)
Interest expense—WMG Holdings Corp	(35)

Net loss of WMG Acquisition Corp.	(110)
Interest expense, net	146
Income tax expense	55
Depreciation and amortization	238
Management fees(a)	79
Restructuring costs(b)	7
Equity in losses of equity method investees(c)	(1)
Net investment-related gains(d)	1
Non-cash compensation expense(e)	25

Adjusted EBITDA(f)	$440

Fixed Charges—WMG Acquisition Corp(g).	$111

Fixed Charges—WMG Holdings(h)	$121

Net Indebtedness—WMG Acquisition Corp.	$1,824

Net Indebtedness—WMG Holdings Corp.	$1,998

Fixed charges coverage ratio—WMG Acquisition Corp(i)	3.96	x

Fixed charges coverage ratio—WMG Holdings(i)	3.63	x

Net Indebtedness to Adjusted EBITDA ratio—WMG Acquisition Corp.(j)	4.15	x

Net Senior Indebtedness to Adjusted EBITDA ratio—WMG Acquisition Corp.(j)	2.69	x

Net Indebtedness to Adjusted EBITDA ratio—WMG Holdings(j)	4.54	x

(a)	Reflects management fees paid to the Investors for management advisory services.

(b)	Reflects costs associated with restructurings.
(c)	Represents our share of the net income of investments in companies accounted for using the equity method.
(d)	Represents the gain on the sale of an equity method investment.
(e)	Reflects costs of stock-based compensation accounted for under FAS 123.
(f)	Includes certain non-recurring items, which we are not permitted to add back to net income under the indentures, including (i) $10 million of one-time bonuses paid in connection with the Initial Common Stock Offering, (ii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below the fair market value and (iii) a $24 million incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interests of the Lava Records joint venture.
(g)	Fixed charges is defined in the indenture governing the Acquisition Corp. Subordinated Notes as consolidated interest expense excluding certain noncash interest expense.
(h)	Fixed charges is defined in the indenture governing the Holdings Notes as consolidated interest expense excluding certain noncash interest expense. Pro forma effect has been given to fixed charges for the Holdings Notes as if they had been issued as of October 1, 2004.
(i)	In order to be in compliance with certain debt covenants, the Fixed Charge coverage ratio needs to exceed a 2.0x ratio.
(j)	In order for Acquisition Corp. to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 3.75x, and its Net Senior Indebtedness to Adjusted EBITDA ratio needs to be lower than 2.5x. In order for Holdings to make certain restricted payments, including payments to Warner Music Group Corp., its Net Indebtedness to Adjusted EBITDA ratio needs to be lower than 4.25x. Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indenture governing the Acquisition Corp. Notes and Holdings Notes, respectively.

The indentures governing the notes, subject to certain exceptions, also require the applicable issuer to have a Fixed Charge Coverage Ratio of at least 2.0 to 1.0 in order to incur additional debt.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and the remaining one-time costs associated with the execution of the restructuring plan for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2005, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and availability under the $250 million (including $4 million of letters of credit) revolving credit portion of the senior secured credit facility.

	Fiscal years
Firm Commitments and Outstanding Debt	2006	2007-2009	2010 and Thereafter	Total
	(in millions)
Term loan facility	$17	$51	$1,362	$1,430
Acquisition Corp. Notes	—	—	642	642
Holdings Notes	—	—	174	174
Operating leases	34	104	225	363
Artist, songwriter and co-publisher commitments	74	221	74	369
Minimum funding commitments to investees and other obligations	10	38	2	50

Total firm commitments and outstanding debt	$135	$414	$2,479	$3,028

The following is a description of our firmly committed contractual obligations at September 30, 2005:

•	Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $16 million of sublease income expected to be received under non-cancelable agreements.

•	We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $369 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2005. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the twelve months ended September 30, 2005, approximately $1.8 billion, or 52%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., France, Germany, Japan and Italy, which use the British pound sterling, euro and Japanese yen as currencies, respectively. See Note 23 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

Historically, we have used (and continue to use) foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. In addition, we hedge foreign currency risk associated with financing transactions such as third party and inter-company debt.

We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, and Australian dollar. Additionally, prior to the closing of the Acquisition, Old WMG and Time Warner used foreign exchange contracts to manage this risk. See Note 22 to our audited financial statements included elsewhere herein for additional information.

The Company also is exposed to foreign currency exchange rate risk with respect to its £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2005, these sterling notes had a fair value of approximately $185 million, compared to a carrying value of $176 million. Based on the principal amount of sterling-denominated notes outstanding as of September 30, 2005 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2005.

Interest Rate Risk

We had $2.246 billion of total debt outstanding as of September 30, 2005, of which $1.430 billion was variable rate debt. As such, we are exposed to changes in interest rates. In order to manage this exposure, and consistent with the requirement under our senior secured credit facility to maintain a fixed-to-floating debt ratio of at least 50% of our actual funded debt though at least April 2007, we entered into interest rate swap agreements to hedge notional debt amounts of $300 million in 2004 and $597 million in 2005. Under these interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments.

Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2005, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2005 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on the Company’s cash balances, almost all of which are invested in short-term variable interest rate earning assets.

In addition to our $1.430 billion of variable-rate debt, we had approximately $816 million of fixed-rate debt outstanding at September 30, 2005. Based on the level of interest rates prevailing at September 30, 2005, the fair value of this fixed-rate debt was approximately $834 million. Further, based on the amount of our fixed-rate debt and our related $897 million of interest rate swap agreements noted above that were outstanding at September 30, 2005, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $16.6 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions. Credit risk relating to the interest rate swaps is considered low because the swaps are entered into with strong, credit-worthy counterparties, and the credit risk is confined to the net settlement of the interest over the remaining life of the swaps.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents the critical accounting policies of us as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 3 and Note 4 to our audited financial statements included elsewhere herein.

Purchase Accounting

We account for our business acquisitions under the purchase method of accounting. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on our balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacy or accuracy of the amounts estimated.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets under Statement of Accountings Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142 the Company no longer amortizes goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. Goodwill impairment is tested using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtain appraisals from independent valuation firms when necessary. In addition to the use of independent valuation firms, we perform internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and analysis of recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

We test our goodwill and other indefinite lived intangible assets for impairment on an annual basis in September of each fiscal year. We tested our goodwill and other indefinite lived intangible assets for impairment in the fourth quarter of 2005 and noted that no impairment occurred.

During the fourth quarter of 2003, in connection with Time Warner’s agreement to sell us, we recorded a $1.019 billion impairment charge to reduce the carrying value of our intangible assets to fair value based on the consideration to be exchanged in the transaction. The impairment charge is classified as a component of operating loss in our combined statement of operations. The charge consisted of a reduction in the carrying value of goodwill by $5 million, brands and trademarks by $766 million, recorded music catalog by $208 million and other intangible assets by $40 million. Because the 2003 impairment charge was based principally on the difference between the negotiated purchase price of Warner Music Group and the historical book value of the net assets acquired, the amount of the charge was readily determinable.

As of September 30, 2005, Warner Music Group has recorded goodwill in the amount of $869 million, primarily related to the Acquisition. See Note 5 and Note 10 to our audited financial statements included herein for a further discussion of Warner Music Group’s goodwill.

Equity Method and Cost Method Investments

For non-publicly traded investments, management’s assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds and external appraisals, as appropriate. The ability to accurately predict future cash flows, especially in developing and unstable markets, may impact the determination of fair value.

In the event a decline in fair value of an investment occurs, management may be required to determine if the decline in market value is other than temporary. Management’s assessments as to the nature of a decline in fair value are based on the valuation methodologies discussed above and our ability and intent to hold the investment. We consider our equity method investees to be strategic long-term investments; therefore, we generally complete our assessments with a long-term viewpoint. If the fair value of any of our equity method or cost method investments is less than the carrying value and the decline in value is considered to be other than temporary, an impairment charge is recorded to write down the carrying value of the investment to its fair value. Management’s assessments of fair value in accordance with these valuation methodologies represent our best estimates as of the time of the impairment review and are consistent with our internal planning. If different fair values were estimated, this could have a material impact on the financial statements.

Revenue and Cost Recognition

Sales Returns and Uncollectible Accounts

In accordance with practice in the recorded music industry and as customary in many territories, certain products (such as compact discs and cassettes) are sold to customers with the right to return unsold items. Under Statement of Accounting Standards No. 48, Revenue When Right of Return Exists, revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

In determining the estimate of product sales that will be returned, management analyzes historical returns, current economic trends, changes in customer demand and commercial acceptance of our products. Based on this information, management reserves a percentage of each dollar of product sales to provide for the estimated customer returns.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers, and a receivables aging analysis that determines the percent that has historically been uncollected by aged category. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible.

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $218 million and $222 million have been established at September 30, 2005 and September 30, 2004, respectively. This compares to total gross receivables of $855 million and $793 billion at September 30, 2005 and September 30, 2004, respectively.

The comparability of the gross dollar value of such reserves has been affected by the inherent seasonality in the music business. That is, the recorded music business historically has generated approximately 35% of its sales in the last three months of the calendar year due to increased consumer demand associated with the holiday season. As such, both gross receivables and related allowances would be at a naturally lower level at September 30, the end of our fiscal year, and at a naturally higher level at December 31, the end of our first fiscal quarter. The ratios of our receivable allowances to gross accounts receivables were approximately 25% and 28% at the end of September 30, 2005 and September 30, 2004, respectively.

Gross Versus Net Revenue Classification

In the normal course of business, we act as an intermediary or agent with respect to certain payments received from third parties. For example, we distribute music product on behalf of third-party record labels.

The accounting issue encountered in these arrangements is whether we should report revenue based on the “gross” amount billed to the ultimate customer or on the “net” amount received from the customer after participation and other royalties paid to third parties. To the extent revenues are recorded gross (in the full amount billed), any participations and royalties paid to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same, whether we record the revenue on a gross basis or net basis (less related participations and royalties).

Determining whether revenue should be reported gross or net is based on an assessment of whether we are acting as the “principal” in a transaction or acting as an “agent” in the transaction. To the extent we are acting as a principal in a transaction, we report as revenue the payments received on a gross basis. To the extent we are acting as an agent in a transaction, we report as revenue the payments received less participations and royalties paid to third parties, i.e., on a net basis. The determination of whether we are serving as principal or agent in a transaction is judgmental in nature and based on an evaluation of the terms of an arrangement.

In determining whether we serve as principal or agent in these arrangements, we follow the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). Pursuant to such guidance, we serve as the principal in transactions where we have the substantial risks and rewards of ownership. The indicators that we have substantial risks and rewards of ownership are as follows:

•	we are the supplier of the products or services to the customer;

•	we have general inventory risk for a product before it is sold;

•	we have latitude in establishing prices;

•	we have the contractual relationship with the ultimate customer;

•	we modify and service the product purchased to meet the ultimate customer specifications;

•	we have discretion in supplier selection; and

•	we have credit risk.

Conversely, pursuant to EITF 99-19, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

•	the supplier (not Warner Music Group) is responsible for providing the product or service to the customer;

•	the supplier (not Warner Music Group) has latitude in establishing prices;

•	the amount we earn is fixed; and

•	the supplier (not Warner Music Group) has credit risk.

Based on the above criteria and for the more significant transactions that we have evaluated, we record the distribution of product on behalf of third-party record labels on a gross basis, subject to the terms of the contract. However, recorded music compilations distributed by other record companies where we have a right to participate in the profits are recorded on a net basis.

Accounting for Royalty Advances

We regularly commit to and pay advance royalties to our artists and songwriters in respect of future sales. We account for these advance royalty payments under the related guidance in Statement of Financial Accounting Standard No. 50, “Financial Reporting in the Record and Music Industry” (“FAS 50”). Under FAS 50, we capitalize as assets certain advance royalty payments that management believes are recoverable from future royalties to be earned by the artist or songwriter.

Management’s decision to capitalize an advance to an artist or songwriter as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon management’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, management evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, management expenses the portion of such advances that it believes is not recoverable. In many cases, royalty advance payments to artists or publishers without history of successful commercial acceptability of the product and evidence of current or past popularity will be expensed immediately. All advances are assessed for recoverability continuously and at minimum on a quarterly basis.

We had $380 million and $446 million of advances on our balance sheet as of September 30, 2005 and 2004, respectively. We believe such advances are recoverable through future royalties to be earned by the related artists and songwriters.

Stock-Based Compensation

We account for stock-based compensation issued to employees in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standard FASB Statement No. 123, “Share Based Payment”, “FAS 123”). This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. We adopted the expense recognition provision of FAS 123 as of March 1, 2004, the date of the Acquisition, and record stock-based compensation expense for grants on and after that date as provided by FAS 148, and will continue to provide pro forma information for all previous periods in the notes to financial statements to provide results as if FAS 123 had been adopted in those years. Under this provision, we estimate the fair value of our stock-based awards on the grant date and expense the fair value over the service period.

As disclosed in the notes to financial statements, we previously estimated the fair value of options issued at the date of grant using a Black-Scholes option-pricing model, which includes assumptions related to volatility, expected life, dividend yield and risk-free interest rate. In January of 2005 we determined that a binomial method was a more accurate and appropriate method for determining fair value. We have estimated the fair value of our grants made subsequent to January 2005 using the binomial method, which includes assumptions related to volatility, expected life, dividend yield and risk factors. We also award or sell restricted shares to our employees. For restricted shares awarded or sold below market value, the accounting charge is measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Accounting for Income Taxes

As part of the process of preparing its consolidated financial statements, we are required to estimate income taxes payable in each of the jurisdictions in which it operates. This process involves estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, (“FAS 109”), requires a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence, establishment of a valuation allowance must be considered. We believe that cumulative losses in the most recent three-year period represent sufficient negative evidence to consider a valuation allowance under the provisions of FAS 109. As a result, we determined that certain of our deferred tax assets required the establishment of a valuation allowance.

The realization of the remaining deferred tax assets is primarily dependent on forecasted future taxable income. Any reduction in estimated forecasted future taxable income may require that we record additional valuation allowances against our deferred tax assets on which a valuation allowance has not previously been established. The valuation allowance that has been established will be maintained until there is sufficient positive evidence to conclude that it is more likely than not that such assets will be realized. An ongoing pattern of profitability will generally be considered as sufficient positive evidence. Our income tax expense recorded in the future may be reduced to the extent of offsetting decreases in our valuation allowance if such valuation allowances were not established through goodwill at the time of the Acquisition. The establishment and reversal of valuation allowances could have a significant negative or positive impact on our future earnings.

Tax assessments may arise several years after tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, we believe that recorded tax liabilities adequately account for our analysis of probable outcomes.

New Accounting Principles

In addition to the critical accounting policies discussed above, we adopted several new accounting policies during the past two years. None of these new accounting principles had a material affect on our audited financial statements. See Notes 3 to our audited financial statements included elsewhere herein for a more complete summary.

RISK FACTORS

You should carefully consider the following risks and other information in this report before making an investment decision with respect to shares of our common stock. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

Risks Related to our Business

Increased costs associated with corporate governance compliance may significantly affect our results of operations.

Prior to our acquisition by the Investor Group in 2004, we were a business division of Time Warner. Accordingly, we have limited experience operating as an independent company implementing our own corporate governance practices. We expect the continued evaluation and implementation of corporate governance and securities disclosure and compliance practices in order to comply with these requirements will increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

Our internal controls over financial reporting may not be adequate and our independent auditors may not be able to certify as to their adequacy, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC there under, which we refer to as Section 404. Section 404 requires a reporting company such as ours to, among other things, annually review and disclose its internal controls over financial reporting, and evaluate and disclose changes in its internal controls over financial reporting quarterly. We will be required to comply with Section 404 as of September 30, 2006. We are currently performing the system and process evaluation and testing required (and any necessary remediation) in an effort to comply with management certification and auditor attestation requirements of Section 404. In the course of our ongoing evaluation, we have identified areas of our internal controls requiring improvement, and plan to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure reliable financial reports.

In addition to our evaluation of internal controls under Section 404 of the Sarbanes-Oxley Act and any areas requiring improvement that we identify as part of that process, in connection with our most recent audit, our outside auditors identified a material weakness related to our royalty controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. While we have begun to take actions to address the issues surrounding our royalty systems, including hiring outside resources to assist our internal personnel with royalties accounting and entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations, additional measures will be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by our outside auditors or ensure that our internal controls are effective. If we are unable to provide reliable financial reports our business and prospects could suffer material adverse effects and our share price could be adversely affected.

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. No significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by IFPI at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.6% from 2002 to 2003 and 1.3% from 2003 to 2004. We cannot assure you as to the timing or the extent of any improvement in the industry or that the evidence of improvement in 2004 based upon U.S. sales through the one-year period ending January 2, 2005 and global sales in the first half of 2004 will continue. For example, as of November 20, 2005, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 7.6% year-over-year. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.6 billion in revenues in 2004, according to IFPI. IFPI estimates that 1.5 billion pirated units were manufactured in 2004. According to IFPI estimates, approximately 34% of all music CDs sold worldwide in 2004 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

We may not be able to continue to realize the benefits from our restructuring plan and our restructuring plan may adversely affect our business.

In 2005 we substantially completed a restructuring of our business. The scope of our restructuring plan was broad and significant and may cause losses to our business that we cannot predict. Since the time of the Acquisition we have implemented annualized cost savings of approximately $250 million. We cannot assure you that we will continue to realize the benefits of the cost savings achieved.

The primary challenge we face in continuing to realize the cost savings in our restructuring plan is avoiding increased costs required to support our ongoing operations. Specifically, a variety of factors could cause us not to continue to achieve the benefits of the restructuring, or could result in harm to our business, including, among others, the following:

•	higher than expected retention costs for employees that have been retained;

•	increased operating costs or other unexpected costs associated with supporting the business and meeting financial objectives such as revenue growth;

•	loss of revenues and market share due to, among other things, a diminished ability to attract and hire desirable talent;

•	unexpected loss of artists or key employees; and

•	loss of revenues and market share due to, among other things, a lack of sufficient resources to promote records and albums, and a lack of sufficient resources to attract new artists.

If we fail to continue to realize the benefits of the cost savings achieved through the restructuring plan, our results of operations and financial position may suffer. In addition, we cannot predict the extent to which our restructuring plan may adversely affect our business.

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

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served us with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 we reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, we agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. On July 25, 2005, Sony BMG reached a settlement with the Attorney General in connection with the same industry-wide investigation. Subsequent to the settlement by Sony BMG, TSR Records, an independent label, filed an antitrust suit against Sony BMG alleging that the label’s radio promotion activities are anticompetitive. While it is too soon to predict the outcome of these recent developments on us, any litigation we may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and would divert the time and resources of management.

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

Our operating results fluctuate on a seasonal and quarterly basis, and, in the event we do not generate sufficient net sales in our first fiscal quarter, we may not be able to meet our debt service and other obligations.

Our business is seasonal. For the fiscal year ended September 30, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 32% of recorded music calendar year net sales during the last three months of 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and other obligations.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity; by its inability to enforce our intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital online environment, including such channels of distribution as satellite radio. It also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

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

We have positioned ourselves to take advantage of the Internet and wireless as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital versus physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. While recent studies have indicated that consumers spend more on music in general when they begin to purchase music in digital form than previously, it remains unclear how consumer behavior will change when faced with the prospect of purchasing only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, the statutory license for eligible non-subscription services to perform sound recordings publicly by means of digital audio transmissions (“webcasting”), the statutory license to make ephemeral recordings of sound recordings for use of sound recordings and the statutory license for use of our content on satellite radio are set by an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary negotiations. If the rates for these and other income sources are set too low through this process, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2005, approximately 52% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness and allow for continued payment of regular dividends or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

We are controlled by entities that may have conflicts of interest with us.

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

In August 2004 Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 2004 global market shares over 25%, Universal and Sony BMG, and two significantly smaller majors, EMI and us, each with less than 15%. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of September 30, 2005, our total consolidated indebtedness was $2.246 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of current letters of credit).

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facility and the indentures relating to our outstanding notes. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists, and songwriters capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit facility and the indenture governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Our senior secured credit agreement and the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our restricted subsidiaries to, among other things:

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

Risks Related to our Common Stock

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

The Investor Group controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, as applicable, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. We are and intend to continue to utilize these exemptions while we are a controlled company. As a result, we will not have a majority of independent directors nor will our nominating and corporate governance committee, which also serves as our executive committee, and compensation committee consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Future sales of our shares could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 30, 2005 we had approximately 148.5 million shares of common stock outstanding. Of those shares, the 32.6 million shares sold in our Initial Common Stock Offering in May 2005 are freely tradable. Of the remaining shares, approximately 8.3 million shares represent restricted stock. Of these shares, approximately 1.1 million shares were vested as of September 30, 2005. The approximately 107.5 million remaining shares plus the vested restricted stock will be eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group, which collectively beneficially own approximately 107.5 million shares, have the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management, will be able to participate in such registration. In addition, notwithstanding the foregoing, we have registered all 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8 and such shares may be sold as provided therein.

The market price of our common stock may be volatile, which could cause the value of your investment to decline.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or potential conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of securities analysts and investors, and in response, the market price of our common stock could decrease significantly. As a result, the market price of our common stock could decline below price at which you purchase it. You may be unable to resell your shares of our common stock at or above such price. Among other factors that could affect our stock price are:

•	actual or anticipated variations in operating results;

•	changes in financial estimates by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting the music industry;

•	changes in the retailing environment;

•	changes in the market valuations of other music industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

See “Risk Factors—Due to the nature of our business, our results of operations and cash flows may fluctuate significantly from period to period.” In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which could significantly harm our profitability and reputation.

Provisions in our Charter and amended and restated bylaws and Delaware law may discourage a takeover attempt.

Provisions contained in our Charter and amended and restated bylaws (“Bylaws”) and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our Charter and Bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our Charter authorizes our board of directors to determine the rights, preferences, privileges and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 22 to our audited consolidated financial statements for the twelve months ended September 30, 2005, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2005, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2004.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2005, these sterling notes had a fair value of approximately $185 million, compared to a carrying value of $176 million. Based on the principal amount of sterling-denominated notes outstanding as of September 30, 2005 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2005.

We are exposed to interest rate risk with respect to our floating rate debt. Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2005, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2005 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on our cash balances, almost all of which are invested in short-term variable interest rate earning assets.

We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions. Credit risk relating to the interest rate swaps is considered low because the swaps are entered into with strong, credit-worthy counterparties, and the credit risk is confined to the net settlement of the interest over the remaining life of the swaps.

The Company did not enter into any significant foreign exchange forward contracts in October and November 2005.

During the twelve months ended September 30, 2005, the Company entered into additional interest rate swap agreements with a notional face amount of $597 million. Under these interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Based on the addition of the new interest-rate swap agreements, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2005 with no subsequent changes in rates for the remainder of the period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WARNER MUSIC GROUP CORP.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contents

Audited Financial Statements:
Reports of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of September 30, 2005 and September 30, 2004	87
Consolidated and Combined Statements of Operations for the year ended September 30, 2005, Seven Months Ended September 30, 2004, Three Months Ended February 29, 2004, Ten Months Ended September 30, 2003, and year ended November 30, 2003	88
Consolidated and Combined Statements of Cash Flows for the year ended September 30, 2005, Seven Months Ended September 30, 2004, Three Months Ended February 29, 2004, Ten Months Ended September 30, 2003, and year ended November 30, 2003	89
Consolidated and Combined Statements of Shareholders’ and Group Equity for the year ended September 30, 2005, Seven Months Ended September 30, 2004, Three Months Ended February 29, 2004, Ten Months Ended September 30, 2003, and year ended November 30, 2003	90
Notes to Consolidated and Combined Audited Financial Statements	92
2005 Quarterly Financial Information	141
Supplementary Information—Condensed Consolidating Financial Statements	143
Schedule II—Valuation and Qualifying Accounts	156

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the twelve months ended September 30, 2005 and for the seven months ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Broad (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the twelve months ended September 30, 2005 and the seven months ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The condensed consolidated financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

New York, New York

November 15, 2005

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Shareholders of Warner Music Group Corp.

We have audited the combined statements of operations, group equity, and cash flows of Warner Music Group Corp. (“Old WMG”) for the three months ended February 29, 2004 (Predecessor Basis) and for the twelve months ended November 30, 2003 (Predecessor Basis). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Old WMG’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of its operations and its cash flows for the three months ended February 29, 2004 (Predecessor Basis), and for the twelve months ended November 30, 2003 (Predecessor Basis), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The condensed consolidating financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

March 10, 2005

New York, New York

/s/ Ernst & Young LLP

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30, 2005	September 30, 2004
	(in millions)
Assets
Current assets:
Cash and equivalents	$288	$555
Accounts receivable, less allowances of $218 and $222 million	637	571
Inventories	52	65
Royalty advances expected to be recouped within one year	190	223
Deferred tax assets	36	38
Other current assets	39	86

Total current assets	1,242	1,538
Royalty advances expected to be recouped after one year	190	223
Investments	21	8
Property, plant and equipment, net	157	189
Goodwill	869	978
Intangible assets subject to amortization, net	1,815	1,937
Intangible assets not subject to amortization	100	100
Other assets	104	117

Total assets	$4,498	$5,090

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$247	$226
Accrued royalties	1,057	1,003
Taxes and other withholdings	23	10
Current portion of long-term debt	17	12
Note payable to shareholders	—	342
Other current liabilities	404	587

Total current liabilities	1,748	2,180
Long-term debt	2,229	1,828
Dividends payable	5	—
Deferred tax liabilities, net	201	265
Other noncurrent liabilities	226	333
Minority interest in preferred stock of subsidiary	—	204

Total liabilities	4,409	4,810

Commitments and Contingencies (See Note 21)

Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 148,455,313 and 107,544,923 shares issued and outstanding)	—	—
Additional paid-in capital	548	512
Accumulated deficit	(480)	(238)
Accumulated other comprehensive income, net	21	6

Total shareholders’ equity	89	280

Total liabilities and shareholders’ equity	$4,498	$5,090

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Operations

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(audited)	(audited)	(audited)	(unaudited)	(audited)
	(in millions, except per share data)
Revenues(b)	$3,502	$1,769	$779	$2,487	$3,376
Costs and expenses:
Cost of revenues(a)(b)	(1,850)	(944)	(415)	(1,449)	(1,940)
Selling, general and administrative expenses(a)(b)	(1,301)	(677)	(319)	(995)	(1,286)
Impairment of goodwill and other intangible assets	—	—	—	—	(1,019)
Amortization of intangible assets	(187)	(104)	(56)	(201)	(242)
Loss on termination of management agreement	(73)	—	—	—	—
Loss on sale of physical distribution assets	—	—	—	(12)	(12)
Restructuring costs, net	(7)	(26)	—	(27)	(35)

Total costs and expenses	(3,418)	(1,751)	(790)	(2,684)	(4,534)

Operating income (loss)	84	18	(11)	(197)	(1,158)
Interest expense, net(b)	(182)	(80)	(2)	(5)	(5)
Net investment-related gains (losses)	1	—	—	(17)	(26)
Equity in the losses of equity-method investees, net	(1)	(2)	(2)	(32)	(41)
Deal-related transaction and other costs	—	—	—	(7)	(70)
Loss on repayment of Holdings Notes	(35)	—	—	—	—
Loss on repayment of bridge loan	—	(6)	—	—	—
Unrealized gain (loss) on warrants	17	(120)	—	—	—
Other income (expense), net(b)	7	(4)	—	(10)	(17)
Minority interest expense	(5)	(14)	—	—	—

Loss before income taxes	(114)	(208)	(15)	(268)	(1,317)
Income tax (expense) benefit	(55)	(30)	(17)	67	(36)

Net loss	$(169)	$(238)	$(32)	$(201)	$(1,353)

Net loss per common share:
Basic and Diluted	$(1.40)	$(2.21)

Average common shares:
Basic and Diluted	120.9	107.5

(a) Includes depreciation expense of:	$(51)	$(36)	$(16)	$(71)	$(86)

(b) Includes the following income (expenses) resulting from transactions with related companies (Note 20)
Revenues	$9	$—	$4	$35	$56
Cost of revenues	3	—	(2)	(195)	(239)
Selling, general and administrative expenses	7	(10)	(12)	(114)	(144)
Interest income (expense), net	—	—	1	8	10
Other expense, net	—	—	—	(10)	(17)
Minority interest expense	(5)	(14)	—	—	—

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Cash Flows

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(audited)	(audited)	(audited)	(unaudited)	(audited)
	(in millions)
Cash flows from operating activities
Net loss	$(169)	$(238)	$(32)	$(201)	$(1,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	—	—	—	—	1,019
Depreciation and amortization	239	140	72	272	328
Deferred taxes	—	8	(4)	(117)	(19)
Loss on sale of physical distribution assets	—	—	—	12	12
Loss on debt repayment	35	6	—	—	—
Non-cash interest expense	68	19	2	10	11
Net investment-related losses (gains)	(1)	—	—	17	26
Equity in the losses of equity-method investees, including distributions	1	3	2	35	44
Non-cash, stock-based compensation expense	25	—	—	—	—
Unrealized (gain) loss on warrants	(17)	120	—	—	—
Minority interest expense	5	14	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(58)	(33)	387	275	(121)
Inventories	(3)	(10)	6	24	12
Royalty advances	—	77	(4)	38	111
Accounts payable and accrued liabilities	10	(23)	(109)	(116)	169
Other balance sheet changes	70	3	1	8	39

Net cash provided by operating activities(a)	205	86	321	257	278

Cash flows from investing activities
Acquisition of Old WMG(b)	—	(2,638)	—	—	—
Other investments and acquisitions	(78)	(10)	(2)	(43)	(52)
Investment proceeds	54	—	19	—	38
Capital expenditures	(30)	(15)	(3)	(30)	(51)

Net cash (used in) provided by investing activities	(54)	(2,663)	14	(73)	(65)

Cash flows from financing activities
Borrowings	946	2,348	—	114	114
Financing costs of borrowings	(20)	(99)	—	—	—
Debt repayments	(588)	(631)	(124)	(101)	(101)
Capital contributions	—	—	262	132	132
Proceeds from the issuance of common stock	554	850	—	—	—
Costs to issue common stock	(32)	—	—	—	—
Proceeds from issuance of subsidiary preferred stock	—	400	—	—	—
Repurchase of subsidiary preferred stock	(200)	(202)	—	—	—
Dividends paid on subsidiary preferred stock	(9)
Proceeds from the issuance of restricted shares	1	3	—	—	—
Cash paid to repurchase warrant	(138)	—	—	—	—
Returns of capital and dividends paid	(917)	—	—	—	—
Loans to third parties	(10)	—	—	—	—
Decrease (increase) in amounts due from Time Warner-affiliated companies	—	—	194	(293)	(195)
Dividends paid to minority interest on subsidiary preferred stock or to Time Warner for predecessor periods	—	(8)	(342)	—	(68)
Principal payments on capital lease	—	—	—	(3)	(3)
Other	(3)	—	—	—	—

Net cash provided by (used in) financing activities	(416)	2,661	(10)	(151)	(121)

Effect of foreign currency exchange rate changes on cash	(2)	—	2	6	11

Net (decrease) increase in cash and equivalents	(267)	84	327	39	103
Cash and equivalents at beginning of period	555	471	144	41	41

Cash and equivalents at end of period	$288	$555	$471	$80	$144

(a)	Net cash used in operating activities for the twelve months ended September 30, 2005 and for the seven months ended September 30, 2004 includes approximately $80 million and $105 million of acquisition-related restructuring payments, respectively.
(b)	Excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Shareholders’ and Group Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Group Equity	Due from Time Warner- Affiliated Companies, net	Total Shareholders’ and Group Equity
	Common Shares	Par
	(in millions, except number of common shares)
Predecessor
Balance at November 30, 2002	—	—	$—	$—	$—	$3,566	$(565)	$3,001
Comprehensive loss:
Net loss(a)	—	—	—	—	—	(1,353)	—	(1,353)
Foreign currency translation adjustment	—	—	—	—	—	68	—	68
Deferred gains on foreign exchange contracts	—	—	—	—	—	4	—	4

Total comprehensive loss	—	—	—	—	—	(1,281)	—	(1,281)
Reduction in tax benefits on stock options exercised	—	—	—	—	—	(2)	—	(2)
Increase in amounts due from Time Warner-affiliated companies, net	—	—	—	—	—	—	(195)	(195)
Capital contributions	—	—	—	—	—	132	—	132
Dividends	—	—	—	—	—	(68)	—	(68)

Balance at November 30, 2003	—	—	—	—	—	2,347	(760)	1,587
Comprehensive loss:
Net loss	—	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustment	—	—	—	—	—	21	—	21

Total comprehensive loss	—	—	—	—	—	(11)	—	(11)
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	—	—	—	—	325	325
Capital contributions	—	—	—	—	—	262	—	262
Dividends	—	—	—	—	—	(969)	497	(472)

Balance at February 29, 2004	—	$—	$—	$—	$—	$1,629	$62	$1,691

(a)	Net loss for 2003 includes an approximate $1.019 billion impairment charge to reduce the carrying value of goodwill, trademarks and other intangible assets in the fourth quarter of 2003. In addition, net loss for 2002 includes a $4.8 billion impairment charge to reduce the carrying value of goodwill upon the initial adoption of FAS 142 and a $1.5 billion impairment charge to reduce the carrying value of goodwill and other intangible assets in the fourth quarter of 2002 (see Note 10).

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Shareholders’ and Group Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Group Equity	Due from Time Warner- Affiliated Companies, net	Total Shareholders’ and Group Equity
	Common Shares	Par
	(in millions, except number of common shares)
Successor
Balance at February 29, 2004—Predecessor	—	$—	$—	$—	$—	$1,629	$62	$1,691
Adjustments to record the Acquisition:
Transfer of excluded net liabilities to Time Warner	—	—	—	—	—	12	(12)	—
Elimination of historical equity balances	—	—	—	—	—	(1,641)	(50)	(1,691)
Capital contribution to fund a portion of the purchase price of Old WMG	107,544,922	—	850	—	—	—	—	850

Balance at March 1, 2004, adjusted to give effect to the Acquisition	107,544,922	—	850	—	—	—	—	850
Comprehensive loss:
Net loss	—	—	—	(238)	—	—	—	(238)
Foreign currency translation adjustment	—	—	—	—	10	—	—	10
Deferred losses on derivative financial instruments	—	—	—	—	(4)	—	—	(4)

Total comprehensive loss	—	—	—	(238)	6	—	—	(232)
Return of capital	—	—	(342)	—	—	—	—	(342)
Issuance of stock options and restricted shares of common stock	6,570,254	—	3	—	—	—	—	3
Other	—	—	1	—	—	—	—	1

Balance at September 30, 2004	114,115,176	—	512	(238)	6	—	—	280

Comprehensive loss:
Net loss	—	—	—	(169)	—	—	—	(169)
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Deferred gains on derivative financial instruments	—	—	—	—	12	—	—	12

Total comprehensive loss	—	—	—	—	15	—	—	15
Return of capital	—	—	(508)	(73)	—	—	—	(581)
Issuance of common stock, net of issuance costs	32,600,000	0.001	522	—	—	—	—	522
Issuance of stock options and restricted shares of common stock	1,740,137	0.001	25	—	—	—	—	25
Other	—	—	(3)					(3)

Balance at September 30, 2005	148,455,313	0.001	$548	$(480)	$21	$—	$—	$89

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor.” Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”).

On May 10, 2005, the Company sold 32,600,000 shares of its common stock in an initial public offering (the “Initial Common Stock Offering”). In connection with the Initial Common Stock Offering, the Company (i) converted all its formerly outstanding shares of Class L Common Stock into shares of Class A Common Stock, (ii) renamed all of its formerly outstanding shares of Class A Common Stock as “common stock”, which had the effect of eliminating from the Company’s authorized capital stock the Class L Common Stock and Class A Common Stock and (iii) authorized an approximately 1,139 to 1 split of the Company’s common stock.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company has implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are current incubator labels. In addition, the Company has also entered into strategic ventures with other record labels.

The Company’s recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”), which was formerly called Warner Strategic Marketing. Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

The Company’s principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily distributes the Company’s music products to retailers and wholesale distributors in the United States; a 90% interest in Alternative Distribution Alliance (“ADA”), a distribution company which primarily distributes the products of independent record labels to retailers and wholesale distributors; various distribution centers and ventures operated internationally; and an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace.

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their product. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD format, and now, in digital formats. In the U.S., WEA Corp. and ADA market, sell and deliver product, either directly or through sub-distributors and

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Recorded music products are also sold in physical form to Internet physical retailers.

In the United States, the Company’s recorded music operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. In markets outside the U.S., recorded music activities are conducted through our Warner Music International (“WMI”) division and its various subsidiaries, affiliates and non-affiliated licensees.

Music Publishing Operations

The Company’s music publishing business is focused on the exploitation songs as intellectual property. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, the Company’s music publishing business garners a share of the revenues generated.

Warner/Chappell is the Company’s global music publishing company, headquartered in Los Angeles, with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. The music publishing library includes many standard titles that span multiple music genres. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment.

The Company also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, we sold our printed sheet music business to Alfred Publishing. See Note 6.

Music Publishing revenues are derived from four main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ringtones.

•	Performance: the licensor receives royalties when the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

•	Other: the licensor receives royalties from other uses such as stage productions and printed sheet music.

2. Basis of Presentation

New Basis of Presentation

The accompanying consolidated and combined financial statements present separately the financial position, results of operations, cash flows and changes in equity for both the Company and its predecessor, Old WMG. As described in further detail in Note 5, Old WMG was acquired by a subsidiary of the Company effective as of March 1, 2004. In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Financial information for the pre- and post-acquisition periods have been separated by a vertical line on the face of the consolidated and combined financial statements to highlight the fact that the financial information for such periods have been prepared under two different historical-cost bases of accounting.

Old Basis of Presentation

As previously described, the operations of Old WMG were under the control of Time Warner through the end of February 2004. In January 2001, historic Time Warner was acquired by America Online Inc. (“AOL”) in a transaction hereinafter referred to as the “AOL Time Warner Merger”. The AOL Time Warner Merger was accounted for under the purchase method of accounting. Under the purchase method of accounting, the basis of the historical net assets included in the accompanying combined financial statements was adjusted, effective as of January 1, 2001, to reflect an allocable portion of the purchase price relating to the AOL Time Warner Merger. See Note 5 for additional information.

For all periods prior to the closing of the Acquisition, the accompanying combined financial statements reflect all assets, liabilities, revenues, expenses and cash flows directly attributable to Old WMG. In addition, the accompanying combined financial statements include allocations of certain costs of Time Warner and Old WMG deemed reasonable by the Company’s management, in order to present the results of operations, financial position, changes in group equity and cash flows of Old WMG on a stand-alone basis. The principal allocation methodologies are described below. The financial information included herein does not necessarily reflect the results of operations, financial position, changes in group equity and cash flows of Old WMG in the future or what would have been reflected had Old WMG been a separate, stand-alone entity during the periods presented. The income tax benefits and provisions, related tax payments and deferred tax balances have been prepared as if Old WMG operated as a stand-alone taxpayer for the periods presented.

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

Fiscal Year

In 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, financial information for 2004 is presented for a shortened, ten-month transition period ended September 30, 2004. This financial information for 2004 also has been separated into two pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. In order to enhance comparability, financial information for the ten-month period ended September 30, 2004 has been supplemented by the presentation of unaudited financial information for the ten-month period ended September 30, 2003. Based on how the Company’s closing schedule occurred in 2003, the information for the ten-month period ended September 30, 2003 consists of 43 weeks, as compared to 44 weeks contained in the ten-month period ended September 30, 2004.

Basis of Consolidation and Combination

Prior to the closing of the Acquisition, the recorded music and music publishing operations of the Company were legally held by multiple subsidiaries and affiliates of Old WMG and Time Warner. As such, the

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

accompanying financial statements present the combined accounts of such businesses for all periods prior to the Acquisition. After the closing of the Acquisition, New WMG acquired the stock or net assets of those predecessor businesses. Accordingly, the accompanying financial statements present the consolidated accounts of such businesses for all periods after the closing of the Acquisition. The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation and combination.

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates due to, among other factors, the risks inherent in the recorded music and music publishing businesses, including continuing industry-wide piracy. Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, asset impairments (including royalty advances and intangible assets), contingencies, reserves (including certain royalty payables), the value of stock-based compensation and the value of stock warrants issued to Time Warner. In addition, significant estimates were used in accounting for the Acquisition under the purchase method of accounting, and prior to the Acquisition, in allocating certain costs to Old WMG in order to present Old WMG’s operating results on a stand-alone basis (see Note 2).

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated or combined using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated and combined statement of shareholders’ and group equity as a component of accumulated other comprehensive income (loss).

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Derivative and Financial Instruments

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended by FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

As further described in Note 19, the Company issued, and subsequently repurchased, stock warrants to Time Warner as part of the purchase price of the Acquisition. The stock warrants were derivative financial instruments which the Company accounted for in accordance with the provisions of FAS 133. Accordingly, the warrants were reflected as a liability in the accompanying consolidated balance sheet of the Company at September 30, 2004, at fair value. In turn, changes in the fair value of the warrants were reflected in the accompanying consolidated statement of operations of the Company for the year ended September 30, 2005 and the seven months ended September 30, 2004.

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. See Note 14 for the fair value of the Company’s debt.

Revenues

Recorded Music

In accordance with industry practice and as is customary in many territories, certain products (such as CDs and cassettes) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns. Revenues from the sale of recorded music products through digital distribution channels are recognized when the products are sold by the providers.

Music Publishing

Revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions, and for the sale of published sheet music and songbooks.

The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music- publishing royalties generally are recognized as revenue when received.

Gross Versus Net Revenue Classification

In the normal course of business, the Company acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. Pursuant to Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a “gross” or “net” basis

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent in the transactions and, accordingly, revenues are recorded on a net basis.

To the extent revenues are recorded on a gross basis, any participations and royalties paid to third parties are recorded as expenses so that the net amount (gross revenues less expenses) flows through operating income. To the extent revenues are recorded on a net basis, revenues are reported based on the amounts received, less participations and royalties paid to third parties. Either way, the impact on operating income is the same whether the Company records the revenues on a gross or net basis.

Based on an evaluation of the individual terms of each contract and whether the Company is acting as principal or agent, the Company generally records revenues from the distribution of recorded music product on behalf of third-party record labels on a gross basis. However, revenues are recorded on a net basis for recorded music compilations distributed by other record companies where the Company has a right to participate in the profits.

Royalty Advances and Royalty Costs

The Company regularly commits to and pays advance royalties to its artists and songwriters in respect of future sales. The Company accounts for these advance royalty payments under the related guidance in FASB No. 50, “Financial Reporting in the Record and Music Industry” (“FAS 50”). Under FAS 50, certain advance royalty payments that are believed to be recoverable from future royalties to be earned by the artist or songwriter are capitalized as assets. The decision to capitalize an advance to an artist or songwriter as an asset requires significant judgment as to the recoverability of these advances. The recoverability of these assets is assessed upon initial commitment of the advance, based upon the Company’s forecast of anticipated revenues from the sale of future and existing music and publishing-related products. In determining whether these amounts are recoverable, the Company evaluates the current and past popularity of the artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the portion of such advances that are believed not to be recoverable is expensed. All advances are assessed for recoverability continuously and at minimum on a quarterly basis.

Royalties earned by artists, songwriters, co-publishers, other copyright holders and trade unions are recognized as an expense in the period in which the sale of the product takes place, less an adjustment for future estimated returns.

Inventories

Inventories consist of CDs, cassettes and related music products, as well as published sheet music and songbooks. Inventories are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out (“FIFO”) and average cost methods, which approximate cost under the FIFO method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

Advertising

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including costs to produce music videos

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $195 million for the year ended September 30, 2005, $94 million for the seven months ended September 30, 2004, $53 million for the three months ended February 29, 2004, and $202 million for the year ended November 30, 2003. Deferred advertising costs, which principally relate to advertisements that have not been exhibited or services that have not been received, were approximately $3 million and $4 million at September 30, 2005 and 2004, respectively.

Concentration of Credit Risk

In the recorded music business, the Company has 15 key customers that generate significant sales volume. At September 30, 2005 each of these customers composed from 1% to 7% of the Company’s consolidated gross accounts receivable, and approximately 52% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers. In the music publishing business, the Company collects a significant portion of its royalties from copyright collection societies around the world. Collection societies and associations generally are not-for-profit organizations that represent composers, songwriters and music publishers. These organizations seek to protect the rights of their members by licensing, collecting license fees and distributing royalties for the use of their works. Accordingly, the Company does not believe there is any significant collection risk from such societies.

Shipping and Handling

The costs associated with shipping goods to customers are recorded as cost of revenues. Shipping and handling charges billed to customers are included in revenues.

Investments

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”) was issued. FIN 46 requires that the Company first evaluate its investments to determine if any investments in companies in which the Company has significant influence, but less than a controlling voting interest, qualify as a variable interest entity (“VIE”). In determining if an entity is a VIE, FIN 46 requires one to evaluate whether the equity of the entity is sufficient to absorb its expected losses. The evaluation requires the consideration of qualitative factors and various assumptions, including expected future cash flows and funding needs. Even if the entity’s equity is determined to be sufficient to absorb expected losses, the rules provide that in certain circumstances there needs to be a qualitative assessment as to whether “substantially all” the benefits of the entity are for the benefit of one of the variable interest holders. In such circumstances, the entity would be deemed a VIE. FIN 46 further provides that the primary beneficiary of a VIE is required to consolidate the VIE’s operations.

The Company adopted the provisions of FIN 46 effective as of November 30, 2003. In particular, the Company consolidated four recorded music ventures, which were previously accounted for under the equity method of accounting. The operations of these ventures principally consist of the discovery and development of artists and related music products, which are distributed by the Company. The application of FIN 46 did not have a material impact on the Company’s financial statements.

For investments in companies in which the Company has significant influence, but less than a controlling voting interest, that do not qualify as VIE’s under the provisions of FIN 46, the Company accounts for the investments using the equity method. This is generally presumed to exist when the Company owns between 20% and 50% of the investee. Should the Company had a greater than 50% ownership interest in an investee and the minority shareholders held certain rights that allowed them to participate in the day-to-day operations of the business, the Company would also use the equity method of accounting.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Under the equity method, only the Company’s investment in and amounts due to and from the equity investee are included in the consolidated balance sheet; only the Company’s share of the investee’s earnings (losses) is included in the consolidated operating results; and only the dividends, cash distributions, loans or other cash received from the investee, additional cash investments, loan repayments or other cash paid to the investee are included in the consolidated cash flows.

Investments in companies in which the Company does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and there are no resale restrictions greater than one year (“available-for-sale investments”). If there are resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to ten years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to seven years for machinery and equipment. Buildings are depreciated over periods of up to fifty years. Leasehold improvements are depreciated over periods up to the life of the lease.

Accounting for Goodwill and Other Intangible Assets

In July 2001, FASB Statement No. 141, “Business Combinations” (“FAS 141”) and FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) were issued. These standards changed the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. In addition, FAS 142 required that goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, should not be amortized. These new rules also require that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. The Company adopted the provisions of FAS 142 effective as of December 1, 2001. See Note 10 for further discussion on the adoption of FAS 142.

Internal-Use Software Development Costs

In accordance with AICPA SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years.

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Stock-Based Compensation

Post-Acquisition

Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period.

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

Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG’s net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(audited)	(unaudited)	(audited)
Net loss:
As reported	$(32)	$(201)	$(1,353)

Pro forma	$(42)	$(243)	$(1,403)

See Note 18 for further information on employee stock-based compensation.

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Prior to the closing of the Acquisition, the taxable results of Old WMG were included in the consolidated U.S. federal, and various states, local and foreign income tax returns of Time Warner or its subsidiaries. Also, in

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

certain state, local and foreign jurisdictions, Old WMG filed on a stand-alone basis. The income tax provision reflected in the combined statement of operations of Old WMG is presented as if Old WMG operated on a stand-alone basis, consistent with the liability method prescribed by FAS 109. The majority of the temporary differences for pre-Acquisition periods related to non-deductible reserves and adjustments to the carrying value of assets and liabilities established in the accounting for the AOL Time Warner Merger, as well as net operating loss carry forwards in 2002 only.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated and combined statements of shareholders’ and group equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FAS 133, which include interest-rate swap and foreign exchange contracts.

For all periods prior to the closing of the Acquisition, accumulated other comprehensive income (loss) has been presented as a component of group equity and has not been set forth separately due to the complex nature of preparing a combined set of financial statements for operations that were legally held by multiple subsidiaries of Old WMG and Time Warner. Such historical accumulated other comprehensive income (loss) balances were eliminated as part of the change in accounting basis that occurred effective on March 1, 2004, in connection with the closing of the Acquisition. The following summary set forth the components of other comprehensive income (loss), net of related taxes, that have been accumulated in shareholders’ equity since March 1, 2004:

	Foreign Currency Translation Gain (Losses)	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Gain (Losses)
	(in millions)
Balance at March 1, 2004	$—	$—	$—
Activity through September 30, 2004	10	(4)	6

Balance at September 30, 2004	$10	$(4)	$6
Activity through September 30, 2005	3	12	15

Balance at September 30, 2005	$13	$8	$21

Other Recently Issued Accounting Standards

Over the past two years, there have been new accounting standards issued, including FASB 123(R), “Share-based Payment (revised)” (“FAS 123R”), which was issued in December 2004. The Company plans to adopt the provisions of FAS 123(R) during the first quarter of fiscal 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

4. Net Loss Per Common Share

The Company computes net loss per common share in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net loss per common share is computed by dividing the net loss applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted net loss per common share (in millions, except per share amounts):

	Year ended September 30, 2005	Seven Months Ended September 30, 2004
Basic and diluted pro forma net loss per common share:
Numerator:
Net loss	$(169)	$(238)

Denominator:
Weighted average common shares outstanding for basic and diluted calculation	120.9	107.5

Net loss per common share—basic and diluted:
Net loss per common share—basic and diluted	$(1.40)	$(2.21)

The calculation of diluted net loss per share includes an adjustment to the weighted-average common shares outstanding for the potential dilution that would occur if the Company’s stock options or warrants were exercised or the Company’s restricted stock had vested. In the periods reported, the effect of the assumed exercise of stock options and warrants and the assumed vesting of restricted shares would have been antidilutive and accordingly, the following share amounts were excluded from the calculation of diluted net loss per share:

	Year ended September 30, 2005	Seven Months Ended September 30, 2004
Stock options	2,298,844	511,810
Restricted stock	6,146,792	4,997,356

See Note 18 for a summary of restricted stock and stock options outstanding during the period and Note 19 for a summary of the terms of the warrants that were issued to Time Warner in connection with the Acquisition.

5. The Acquisition

As previously described in Note 1, effective as of March 1, 2004, a subsidiary of the Company acquired Old WMG from Time Warner for approximately $2.6 billion. The initial consideration exchanged consisted of $2.560 billion of cash and $35 million of non-cash consideration in the form of warrants that gave Time Warner the right, under certain conditions, to purchase up to 19.9% of the capital stock of the Company (see Note 19). In addition, the Company incurred approximately $78 million of transaction costs in connection with the Acquisition.

Pursuant to the terms of the purchase agreement between the Company and Time Warner, the purchase consideration is subject to certain adjustments, generally based on changes in the financial position of Old WMG between the date the purchase agreement was signed and the date the transaction closed. The parties currently are in discussions over the terms of final settlement. Such changes are not expected to be material; however, the purchase price reflected in the accompanying financial statements has been reduced by approximately $12 million to reflect a reimbursement by Time Warner to the Company of a portion of the purchase consideration already agreed to by the parties.

The $2.638 billion cash portion of the purchase price, including transaction costs, was financed by a $1.250 billion initial capital investment by the Investor Group and aggregate borrowings of $1.388 billion. The

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

$1.250 billion initial capital investment by the Investor Group was comprised of (i) an $85 million contribution in exchange for the issuance of 85,000 shares of Class A Common Stock of the Company, (ii) a $765 million contribution in exchange for the issuance of 9,445 shares of Class L Common Stock of the Company and (iii) a $400 million direct contribution to Holdings in exchange for 40,000 shares of cumulative preferred stock of Holdings. The Company also incurred $262 million of additional indebtedness to pay certain financing-related fees, as well as to fund future working capital requirements that included a portion of the anticipated costs to restructure the business. See Note 14 for a description of the Company’s financing arrangements and Note 19 for a description of the returns of capital paid to the Investor Group subsequent to the Acquisition.

The Acquisition was accounted for by the purchase method of accounting for business combinations. Under the purchase method of accounting, the acquisition cost of $2.638 billion, including $78 million of transaction costs and the $12 million reduction in the purchase price described above, was preliminarily allocated to the net assets acquired in proportion to estimates of their respective fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

The accompanying consolidated financial statements include the following allocation of the purchase price to the net assets acquired: recorded music catalog, $1.216 billion; music publishing copyrights, $808 million; trademarks, $110 million; goodwill, $846 million; other current and noncurrent assets, $1.852 billion; net deferred tax liabilities, $163 million; acquisition-related restructuring liabilities, $275 million; and other current and noncurrent liabilities, $1.756 billion.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the operating results of the Company as if each of (i) the Acquisition and original financing, (ii) the April 2004 Acquisition Corp. Refinancing (as described under Note 14) and (iii) the transactions with Cinram International Inc. with respect to manufacturing, packaging and physical distribution services (as described under Note 6), had occurred at the beginning of each period presented (in millions):

	Pro Forma
	Ten Months Ended September 30, 2004	Twelve Months Ended September 30, 2004	Year Ended November 30, 2003
Revenue	$2,548	$3,436	$3,361
Impairment of goodwill and other intangible assets	—	(1,019)	(1,019)
Depreciation and amortization	(201)	(245)	(257)
Operating income (loss)	16	(929)	(1,017)
Net loss	(286)	(1,026)	(914)

2003 Deal-Related and Other Transaction Costs

In connection with the Acquisition and the prior pursuit by Time Warner and Old WMG of other strategic ventures or dispositions involving Old WMG’s businesses in 2003 that did not occur, Old WMG incurred approximately $70 million of costs, as follows (in millions):

Year Ended November 30, 2003
Transaction costs, primarily legal, accounting and investment banking fees	$30
Loss on executive contractual obligations	25
Loss on pension plan curtailment	15

$70

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

As part of the Acquisition, the Investor Group and Time Warner agreed that Time Warner would retain its obligations to all employees of Old WMG covered under Time Warner’s U.S. pension plans; however, employees of Old WMG would no longer be able to earn additional benefits for future services. Accordingly, Old WMG recognized a $15 million loss in 2003 in connection with the pension curtailment that ultimately occurred upon the closing of the Acquisition. In addition, Old WMG recorded a $25 million loss in 2003 relating to certain executive contractual obligations that were triggered upon the closing of the Acquisition.

6. Other Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

On April 8, 2005, the Company entered into an agreement with an affiliate of Sean “Diddy” Combs to form Bad Boy Records LLC (“Bad Boy”), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5, Boyz N Da Hood and Diddy. Mr. Combs is the CEO of the joint venture and supervises its staff and day-to-day operations. The Company provides funding, marketing, promotion and certain backoffice services for the joint venture. The transaction was accounted for under the purchase method of accounting during the third quarter of fiscal 2005 as the Company bears a majority of the financial risks and rewards associated with the venture. The results of operations of Bad Boy are included in the Company’s results of operations from its acquisition date. The accompanying consolidated financial statements include the following allocation of the approximately $30 million purchase price to the Company’s share of underlying net assets based on their respective fair values: recorded music catalog, $9 million; artists’ contracts, $14 million; goodwill, $20 million; and other current liabilities, $14 million.

Sale of Music Manufacturing

In October 2003, Time Warner completed its sale of the DVD and CD manufacturing, printing, packaging, physical distribution and merchandising businesses formerly managed by Old WMG for $1.05 billion in cash to Cinram International Inc. (“Cinram”). The sale included the following businesses: WEA Manufacturing Inc., Warner Music Manufacturing Europe GmbH, Ivy Hill Corporation, Giant Merchandising and the physical distribution operations of WEA Corp.

In addition, Time Warner and Old WMG entered into exclusive, long-term agreements for Cinram to provide manufacturing, printing, packaging and physical distribution of Time Warner’s and the Company’s DVDs and CDs in North America and Europe at fair market value-based rates. Cinram is currently the Company’s exclusive supplier of such services in North America and most of Europe.

As previously noted, the physical distribution operations of WEA Corp., which are included in the accompanying financial statements, were included in the sale. Old WMG recognized a $12 million pretax loss in 2003 in connection with the sale, which has been reflected as a component of operating loss in the accompanying statement of operations. For the year ended November 30, 2003, Old WMG included in its accompanying statement of operations approximately $15 million of revenues; approximately $11 million of operating losses; approximately $4 million of operating losses before depreciation and amortization expense; and an approximate $7 million net loss related to the physical distribution operations of WEA Corp.

Acquisition of Certain Minority Interests in Maverick Recording Company

As of September 30, 2004, the Company had a 50% interest in Maverick Recording Company (“Maverick”). In November 2004, the Company acquired an additional 30% interest in Maverick from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting during the first quarter of

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

fiscal 2005. The purchase price was allocated to the underlying net assets of Maverick in proportion to their estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

Sale of Warner Bros. Publications

On May 31, 2005, the Company sold Warner Bros. Publications, which conducted the Company’s printed sheet music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction, as the historical book basis of the net assets sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to the Company’s continuing involvement with Warner Bros. Publications, it was not reported as discontinued operations.

The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the year ended September 30, 2005, the ten months ended September 30, 2004, and the year ended November 30, 2003, the operations being sold generated revenues of approximately $35 million, $36 million, and $56 million, respectively; operating income (loss) of approximately $1 million, $(7) million, and $1 million, respectively; operating income (loss) before depreciation and amortization expense of $1 million, $(7) million, and $2 million, respectively; and net losses of approximately $1 million, $8 million, and $2 million, respectively.

7. Investments

The Company’s investments consist of:

	September 30, 2005	September 30, 2004
	(in millions)
Equity-method investments	$11	$8
Cost-method investments	10	—

	$21	$8

In connection with the Acquisition, primarily all of Old WMG’s investments were transferred to Time Warner. Significant equity-method investments held by the Company at September 30, 2004 related to the Company’s continuing interest in Deston Songs and a new investment made in 2004 in Royalty Services, L.P. (25% owned) to develop a shared royalty system platform with Universal Music Group, Exigen Group and Lightspeed Venture Partners.

In 2005, the Company disposed of its equity-method investment in Deston Songs, and made additional capital contributions to its investment in Royalty Services, L.P., as required by the agreement. Additionally, during 2005 the Company made an investment of $9 million to acquire a 15% interest in Front Line Management, a cost-method investment, and other equity investments of $4 million. Such investments are not material to the Company’s overall financial position or operating results.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Net Investment-Related Gains (Losses)

For the year ended September 30, 2005 the Company recognized $1 million of net investment-related gains, primarily related to the disposition of an equity-method investment. There were no significant investment-related gains or losses recognized in either the seven-month period ended September 30, 2004 nor the three-month period ended February 29, 2004.

For the year ended November 30, 2003, Old WMG recognized $26 million of net investment-related losses, principally to reduce the carrying value of certain investments, including Old WMG’s interest in Telstar. Of such amount, approximately $17 million of net investment-related losses were recognized by Old WMG in the ten-month period ended September 30, 2003.

8. Inventories

Inventories consist of the following:

	September 30, 2005	September 30, 2004
	(in millions)
Compact discs, cassettes and other music-related products	$84	$79
Published sheet music and song books	2	23

	86	102
Less reserve for obsolescence	(34)	(37)

	$52	$65

The decline in published sheet music and song books relates to the sale of the Company’s printed music operations as described in Note 6.

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2005	September 30, 2004
	(in millions)
Land	$23	$19
Buildings and improvements	107	109
Furniture and fixtures	17	16
Computer hardware and software	91	78
Machinery and equipment	3	3

	241	225
Less accumulated depreciation	(84)	(36)

	$157	$189

10. Goodwill and Intangible Assets

Impairment Charges

During the fourth quarter of the fiscal year ended November 30, 2003, in connection with Time Warner’s agreement to sell Old WMG as described more fully in Note 5, Old WMG recorded a $1.019 billion impairment

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

charge. The charge was necessary to reduce the carrying value of Old WMG’s intangible assets to fair value, based on the consideration agreed to be exchanged in the transaction. The impairment charge is classified as a component of operating loss in the accompanying statement of operations. The charge consisted of a reduction in the carrying value of goodwill by $5 million, brands and trademarks by $766 million, recorded music catalog by $208 million and other intangible assets by $40 million. The impairment charge was non-cash in nature and did not affect Old WMG’s liquidity.

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the year ended September 30, 2005 and the ten months ended September 30, 2004:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at November 30, 2003	$—	$—	$—
Acquisition of Old WMG	395	583	978

Balance at September 30, 2004	$395	$583	$978
Acquisitions	23	—	23
Purchase accounting adjustments	(124)	(8)	(132)

Balance at September 30, 2005	$294	$575	$869

The acquisition of goodwill primarily relates to the acquisition of a 50% interest in Bad Boy as described in Note 6. The allocation of the Bad Boy purchase price included approximately $20 million of goodwill acquired.

Purchase accounting adjustments relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value of assets and liabilities recorded in connection with the Acquisition. These changes were determined in connection with the Company’s finalization of the purchase price allocation related to the Acquisition and include the settlement of certain receivables from Time Warner for an amount that is $12 million less than the original amount recorded. The remaining adjustments relate mainly to revisions of the costs to terminate artist contracts and other long-term agreements, and changes to pre-Acquisition deferred tax liability and taxes payable balances.

The Company performs its annual goodwill impairment test in accordance with FAS 142 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The Company conducted its annual goodwill impairment test in September of 2005. The results of the test were that no impairment occurred in 2005.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2004	Acquisitions	Other (a)	September 30, 2005
				(in millions)
Intangible assets subject to amortization:
Record music catalog	$1,216	$33	$(7)	$1,242
Music publishing copyrights	811	16	(10)	817
Artist contacts	—	31	—	31
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,041	80	(17)	2,104
Accumulated amortization	(104)			(289)

Total net intangible assets subject to amortization	1,937			1,815
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$2,037			$1,915

(a) Other represents foreign currency translation adjustments.

The increase in the Company’s gross intangible assets represents the allocation of the purchase price of the Company’s acquisition of an additional interest in Maverick to the net assets acquired, principally music copyrights of approximately $17 million and artist contracts of approximately $16 million, and the acquisition of a 50% interest in Bad Boy as described in Note 6, including the acquisition of recorded music catalog of approximately $9 million and artist contracts of approximately $14 million. The increase also relates to the acquisition of approximately $16 million of publishing copyrights during the year ended September 30, 2005.

Amortization

Based on the amount of intangible assets subject to amortization at the end of September 2005, the expected amortization for each of the next five fiscal years is as follows:

Years Ended September 30,
(in millions)
2006	$188
2007	188
2008	188
2009	187
2010	181
Thereafter	883

$1,815

The life all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Acquisition effective as of

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

March 1, 2004 as follows: ten years for recorded music catalog, fifteen years for music publishing copyrights and fifteen years for trademarks. Artist contracts acquired by the Company have variable estimated useful lives which do not exceed ten years.

Amortization expense included in Old WMG’s statement of operations for each of the three months ended February 29, 2004 and the year ended November 30, 2003 was based on different estimated useful lives assigned to Old WMG’s identifiable, finite-lived intangible assets. For each of the three months ended February 29, 2004 and the year ended November 30, 2003, estimated useful lives of fifteen years were assigned to both of Old WMG’s recorded music catalog and music publishing copyrights. The change in estimated useful lives from 2003 to 2004 was implemented in connection with the valuation of the Company’s intangible assets in connection with the Acquisition. See Note 5 for a discussion of the pro forma effects of the Acquisition on the historical operating results of Old WMG, including the effects from the aforementioned changes in estimated useful lives.

11. Restructuring Costs

2005 Restructuring Activities

In August of 2005, Jason Flom, the co-chairman of The Atlantic Records Group left the Company. In an effort to streamline the businesses, the Company merged the operations of Lava Records into the operations of The Atlantic Records Group in September 2005. As a result, certain employee positions at Lava were restructured. In addition to restructuring such employee positions, the Company evaluated its workforce at other affiliates and restructured certain other positions in order to maximize cost-effectiveness. These employee terminations resulted in restructuring charges of $4 million in the year ended September 30, 2005. Additionally, certain artists’ contracts were terminated as part of the cost-saving initiative. Such artist contract terminations resulted in $3 million restructuring charges in the year ended September 30, 2005.

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

Of the total $307 million restructuring costs recorded by the Company, approximately $164 million related to work-force reductions, including employee termination benefits and relocation costs; approximately $75 million related to costs to terminate certain artist, songwriters and co-publisher contracts; and the balance of approximately $68 million related to other anticipated costs to exit certain leased facilities and operations, such as international distribution operations. The number of employees identified to be involuntarily terminated approximated 1,600.

Based on the restructuring plans already implemented, the Company revised its original estimates of restructuring costs during the year ended September 30, 2005. This resulted in an overall reduction in the restructuring costs of approximately $32 million. The Company’s restructuring liabilities and goodwill as of September 30, 2005 have been reduced by such amounts. As of September 30, 2005, the Company had approximately $49 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

implemented. The outstanding balance of these liabilities primarily relate to extended payment terms for long-term lease obligations for vacated facilities or long-term artist commitments. These remaining lease obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in fiscal 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of November 30, 2003	$—	$—	$—
Additions in 2004	164	143	307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reductions in 2004(a)	(1)	(22)	(23)

Liability as of September 30, 2004	$71	$108	$179
Cash paid in 2005	(53)	(27)	(80)
Non-cash reductions in 2005(a)	—	(18)	(18)
Reversals of PPA liabilities in 2005	(4)	(28)	(32)

Liability as of September 30, 2005	$14	$35	$49

(a)	Principally relates to changes in foreign currency exchange rates, the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.

Cost-Savings Incentive Plan

In addition, in connection with the Acquisition, the Company approved a cost-savings incentive compensation plan during 2004 in order to incentivize management to implement the aforementioned restructuring plans and reduce operating costs. Under the plan, key employees of the Company were entitled to earn up to $20 million in the aggregate based on the attainment and maintenance of certain cost-savings targets. Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company expensed the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million has been paid during the year ended September 30, 2005. We expect to pay the remaining $10 million in fiscal 2006.

Other Non-Acquisition Related Restructuring Costs

In addition to the costs of restructurings associated with acquisition and merger activities, Old WMG has also recognized restructuring costs that are unrelated to business combinations and are expensed as incurred.

2003 Restructuring Activities

During 2003, in a continuing effort to reduce costs, Old WMG implemented a series of significant restructuring activities. In particular, Old WMG restructured its domestic distribution operations, outsourced its Canadian distribution operations, and continued to reduce its worldwide headcount to adjust to changing economic conditions in various markets. In connection with these initiatives, Old WMG recognized restructuring charges of approximately $35 million in 2003. Of this amount, approximately $22 million related to work-force reductions, including employee termination benefits and relocation costs, and approximately $13 million related to other anticipated costs to exit certain facilities. The number of employees that were involuntarily terminated approximated 365. All restructuring activities were completed by the end of 2003.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

As of November 30, 2003, there was approximately $10 million of non-Acquisition related restructuring costs that had yet to be paid, principally relating to severance obligations and long-term lease obligations for vacated facilities. As previously noted, in connection with the Acquisition, Time Warner agreed to assume all unpaid severance obligations from Old WMG. Accordingly, all such liabilities were transferred to Time Warner effective as of March 1, 2004. In addition, in connection with the Acquisition, the Company reevaluated its global facility requirements and further consolidated its real estate holdings. As part of this re-evaluation, the Company remeasured the fair value of its long-term lease obligations for vacated facilities, eliminated the pre-existing $2 million book value of the lease obligations for vacated facilities and recorded the net impact as an addition to goodwill. See prior discussion of Acquisition-related restructuring costs.

The restructuring costs related to each of the Company’s business segments, as well as corporate-level employees. Selected information related to the 2003 restructuring plans by business segment is as follows (in millions):

Employee Terminations

	Recorded Music	Music Publishing	Corporate	Total
Additions in 2003	$18	$3	$1	$22
Cash paid in 2003	(13)	(1)	—	(14)
Liability as of November 30, 2003	5	2	1	8

2004 activity, primarily adjustments relating to the Acquisition	(5)	(2)	(1)	(8)

Liability as of September 30, 2004	$—	$—	$—	$—

Other Exit Costs

	Recorded Music	Music Publishing	Corporate	Total
Additions in 2003	$13	$—	$—	$13
Cash paid in 2003	(10)	—	—	(10)
Non-cash reductions in 2003	(1)	—	—	(1)
Liability as of November 30, 2003	2	—	—	2

2004 activity, primarily adjustments relating to the Acquisition	(2)	—	—	(2)
Liability as of September 30, 2004	$—	$—	$—	$—

12. Other Current and Noncurrent Liabilities

Other current liabilities consist of the following (in millions):

	September 30, 2005	September 30, 2004
Accrued expenses	$166	$159
Accrued compensation and benefits	107	93
Deferred income	46	46
Acquisition and merger-related restructuring liabilities	30	90
Other contractual obligations	9	—
Fair value of warrants	—	155
Accrued interest	33	31
Cost-savings incentive plan payable	10	10
Dividends payable	1	—
Other	2	3

	$404	$587

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Other noncurrent liabilities consist of the following (in millions):

	September 30, 2005	September 30, 2004
Deferred income	$15	$25
Accrued compensation and benefits	21	29
Minority interest	9	9
Cost-savings incentive plan payable	—	10
Acquisition and merger-related restructuring liabilities	19	89
Unfavorable and other contractual obligations	132	135
Licensing advance payable	8	8
Other	22	28

	$226	$333

Licensing Advance Payable

Other noncurrent liabilities include an $8 million obligation at each of September 30, 2005 and 2004 to repay an advance received in a prior period under a licensing agreement. Under the terms of the original agreement, such amount was subject to repayment if the advance was not recouped from royalties generated under the agreement by November 30, 2003. In June 2003, the parties entered into an amended agreement whereby, in connection with an extension of the term of the original agreement, the Company agreed to repay the advance over a six-year period ended November 30, 2009. Of the total repayment amount, $2 million was repaid in 2003. The remaining $8 million is repayable as follows: 2006, $0.5 million; 2007, $0.5 million; 2008, $3 million; and 2009, $4 million.

13. Note Payable to Shareholders

In September 2004, the Company declared a $342 million dividend to its shareholders in the form of a note payable. The note payable was interest-bearing at a rate of 10% per annum. The note payable was paid in October 2004 using proceeds received from a return of capital previously invested in Acquisition Corp. Interest paid to the Company’s shareholders under the note payable amounted to approximately $1 million.

14. Debt

In connection with the Acquisition, the Company incurred $1.650 billion of indebtedness consisting of (i) $1.150 billion of borrowings under the term loan portion of a senior secured credit facility and (ii) $500 million of borrowings under a senior subordinated bridge loan facility (the “Bridge Loan”). A portion of these borrowings was refinanced by WMG Acquisition Corp., a subsidiary of the Company, in April 2004 (the “Acquisition Corp. Refinancing”). In addition, in December 2004, Holdings incurred approximately $700 million of debt to redeem its outstanding shares of cumulative preferred stock and pay a return of capital to the Investor Group (the “Holdings Refinancing”). A portion of this debt was redeemed in June 2005 (the “Holdings Redemption”). The following summarizes the Acquisition Corp. Refinancing, the Company’s debt capitalization as of September 30, 2005 and 2004, the principal terms of the Company’s financing arrangements, the Holdings Refinancing.

The Acquisition Corp. Refinancing

In April 2004, the Company incurred $697 million of new indebtedness, consisting of the issuance by Acquisition Corp. of (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014,

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

(ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (U.S. dollar equivalent of $182 million as of April 2004) and (iii) $50 million of additional borrowings under the term loan portion of the Company’s senior secured credit facility.

Together with available cash on hand, such proceeds were used (i) to repay all $500 million of borrowings under the Bridge Loan, (ii) to redeem a portion of the cumulative preferred stock of Holdings in the amount of $202 million and (iii) to pay certain financing-related transaction costs.

In connection with this re-financing, the Company incurred a $6 million pretax loss during the seven months ended September 30, 2004 to write off the carrying value of its unamortized debt issuance costs paid in connection with its borrowings under the Bridge Loan.

Debt Capitalization

As of September 30, 2005 and 2004, the Company’s long-term debt consisted of (in millions):

	September 30, 2005	September 30, 2004
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,430	1,194

	1,430	1,194
7.375% U.S. dollar-denominated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Notes due 2014—Acquisition Corp	177	181
9.5% Senior Discount Notes due 2014—Holdings	174	—

Total debt	2,246	1,840
Less current portion	(17)	(12)

Total long term debt	$2,229	$1,828

Senior Secured Credit Facility

Holdings and Acquisition Corp. are party to a senior secured credit facility that was entered into in connection with the Acquisition. The senior secured credit facility consists of a $1.2 billion term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in seven years in February 2011. Acquisition Corp. is required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales, casualty and condemnation events and incurrence of debt. Acquisition Corp. is required to make minimum repayments under the term loan portion of the facility in quarterly principal amounts of $4.2 million for the first six years and nine months, with a remaining balloon payment in February 2011.

The revolving credit portion of the senior secured facility matures in six years in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The initial

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

applicable margin for borrowings under the revolving credit facility and the term loan facility is 1.75% with respect to base rate borrowings and 2.75% with respect to LIBOR borrowings. The applicable margins for borrowings under the senior secured credit facility may be reduced, subject to Acquisition Corp. attaining certain leverage ratios.

In addition to paying interest on outstanding principal under the senior secured credit facility, Acquisition Corp. is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate is .50%. As of September 30, 2005, the commitment fee rate was 0.375%. The commitment fee rate may be reduced subject to Acquisition Corp. attaining certain leverage ratios. Acquisition Corp. is also required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, Acquisition Corp.’s ability and the ability of its subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by itself, its parent company and its subsidiaries, and enter into agreements that restrict dividends from subsidiaries. In addition, the secured credit facility requires Acquisition Corp. to maintain the following financial covenants: a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

The Company obtained an amendment to its senior secured credit facility in May of 2005 to provide for, among other things, an additional term loan of $250 million which the Company has obtained concurrent with the Initial Common Stock Offering, a reduction in the margin applicable on the term loan, and more flexibility under certain restrictive covenants.

Senior Subordinated Notes due 2014

The Company has outstanding two tranches of Senior Subordinated notes of Acquisition Corp. due 2014: $465 million principal amount of U.S. dollar-denominated notes (the “U.S. Notes”) and 100 million principal amount of Sterling-denominated notes (the “Sterling Notes” and collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. Interest is payable on the Subordinated Notes on a semi-annual basis at a fixed rate of 7.375% per annum for the U.S. Notes and 8.125% per annum for the Sterling Notes.

The Subordinated Notes are redeemable in whole or in part, at the option of Acquisition Corp., at any time at a redemption price defined under the indenture governing the Subordinated Notes (the “Indenture”) that generally includes a premium. In addition, upon a change of control of Acquisition Corp. and upon certain asset sales as specified under the Indenture, Acquisition Corp. may be required to make an offer to redeem the Subordinated Notes from the holders at a redemption price defined under the Indenture that includes a premium.

The Subordinated Notes are unsecured and subordinated to all of Acquisition Corp.’s existing and future senior indebtedness, including Acquisition Corp.’s obligations under its senior secured credit facility. Each of Acquisition Corp.’s wholly owned domestic subsidiaries that have guaranteed the obligations under Acquisition Corp.’s senior secured credit facility also have guaranteed the Subordinated Notes on a joint, several and unconditional basis.

The Indenture limits Acquisition Corp.’s ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets;

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose off all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

Subject to certain exceptions, the Indenture permits Acquisition Corp. and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness.

The Holdings Refinancing

In December 2004, Holdings issued $847 million principal amount of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes,” and collectively, the “Holdings Notes”). The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to Parent Corp. and its shareholders in the aggregate amount of $472 million and (iii) pay debt-related issuance costs of approximately $15 million.

The Holdings Redemption

In June 2005, using proceeds from the Company’s Initial Common Stock Offering and approximately $57 million of cash on hand, Holdings redeemed all of the Holdings Floating Rate Notes, all of the Holdings PIK Notes, and 35% of the aggregate outstanding principal at maturity of the Holdings Discount Notes.

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

The Holdings PIK Notes were redeemed in full on June 15, 2005. From the date of issuance through the date of redemption, the notes bore interest at a semi-annual, floating rate based on six-month LIBOR rates plus a margin equal to 7%. Interest was accrued in the form of additional PIK Notes at the election of the Company. Such amounts were also repaid in connection with the redemption.

In connection with the redemption of the Holdings Floating Rate Notes and 35% of the Holdings Discount Notes, the Company was required to pay redemption premiums of $10 million and $9 million, respectively, which the Company paid on June 15, 2005 and recorded as a loss on the repayment of the notes in the consolidated statement of operations for the year ended September 30, 2005.

The Company was also required to pay all accrued interest as of the redemption date related to the Holdings Notes that were redeemed. This amount consisted of $5 million related to the Holdings Floating Rate Notes, $9 million related to the Holdings PIK notes, and $4 million in accreted value of the 35% of Holdings Discount

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Notes redeemed. Of such amount, $8 million had been expensed in previous quarters and $10 million was recorded as interest expense in the consolidated statement of operations for the year ended September 30, 2005.

In connection with the redemption of certain of the Holdings Notes, the Company also wrote off the remaining balance of debt-issuance costs of $12 million related to the notes redeemed and the remaining unamortized original issue discount of $4 million related to the Holdings PIK Notes. Such amounts were recorded as a loss on the repayment of the notes in the consolidated statement of operations for the year ended September 30, 2005.

Parent has fully and unconditionally guaranteed the remaining Holdings Discount Notes. The Holdings Notes are unsecured and subordinated to all of Holdings’ existing and future secured debt, including Holdings’ guarantee of borrowings by Acquisition Corp. under the Company’s senior secured credit facility. In addition, the Holdings Notes are structurally subordinated to the Subordinated Notes of Acquisition Corp.

The Indentures limit Holdings’ ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries.

Restricted Net Assets

The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Holdings and Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Subordinated Notes issued by Acquisition Corp., and the indentures for the Holdings Notes.

Pre-Acquisition Debt

During 2003, the Company incurred approximately $114 million of indebtedness in connection with a recapitalization of certain wholly owned international subsidiaries. The principal amount of 100 million Euros was owed to Societe General and was repaid in 2004 in connection with the Acquisition.

Interest Expense and Maturities

Total interest expense, including amounts payable to Time Warner and its affiliates for all periods prior to the closing of the Acquisition, was $182 million for the year ended September 30, 2005, $88 million for the seven months ended September 30, 2004, $3 million for the three months ended February 29, 2004, and $47 million for the year ended November 30, 2003. The weighted-average interest rate of the Company’s total debt at September 30, 2005 and 2004 was 6.55% and 5.75%, respectively.

Based on the amount of debt outstanding as of September 30, 2005, annual repayments of long-term debt for each of the five years subsequent to September 30, 2005 are approximately $17 million per year.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2005, the fair value of the Company’s fixed-rate debt exceeded its carrying value by approximately $10.6 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

15. Income Taxes

For the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company is a stand-alone tax filer. However, for all periods prior to the closing of the Acquisition, which includes the three months ended February 29, 2004 and the year ended November 30, 2003, the taxable results of Old WMG were included in the consolidated U.S. federal and various U.S. state and local, and foreign income tax returns of Time Warner or its subsidiaries. Also, in certain U.S. state and local, and foreign jurisdictions, Old WMG filed on a stand-alone basis. The tax provisions and related balance sheet disclosures for the periods prior to the closing of the Acquisition have been prepared assuming Old WMG was a stand-alone taxpayer for the periods presented.

Domestic and foreign pretax income (loss) are as follows (in millions):

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Year Ended November 30, 2003
Domestic	$(194)	$(246)	$(40)	$(1,304)
Foreign	80	38	25	(13)

Total	$(114)	$(208)	$(15)	$(1,317)

Current and deferred income taxes (tax benefits) provided are as follows (in millions):

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Year Ended November 30, 2003
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	(2)	(36)
Foreign:
Current(a)	53	21	21	52
Deferred	—	8	(2)	111
U.S. State:
Current	2	1	—	3
Deferred	—	—	—	(94)

Total	$55	$30	$17	$36

(a)	Includes cash withholding taxes of $14 million, $9 million, $5 million and $19 million for the year ended September 30, 2005, seven months ended September 30, 2004, the three months ended February 29, 2004, and the year ended November 30, 2003, respectively.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows (in millions):

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Year Ended November 30, 2003
Taxes on income at the U.S. federal statutory rate	$(40)	$(73)	$(5)	$(461)
U.S. state and local taxes(a)	2	1	—	(59)
Non-deductible impairments of goodwill	—	—	—	2
Foreign income taxed at different rates, including withholding taxes	14	9	6	38
Unrecoverable foreign taxes due to reorganization	—	—	—	46
Current year loss without benefit	86	46	16	44
Non-deductible loss / (Non-taxable gain) on warrant	(6)	42	—	—
Non-deductible loss on minority interest	2	5	—	—
Tax loss carry forward write-off	—	—	—	423
Other	(3)	—	—	3

Total income tax expense	$55	$30	$17	$36

(a)	U.S. state and local taxes for the year ended November 30, 2003 were net of U.S. federal tax benefit.

During the year ended September 30, 2005, the Company incurred losses in the U.S. and certain foreign territories. The tax benefit associated with these losses was offset by a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below (in millions):

	September 30, 2005	September 30, 2004
Deferred tax assets:
Allowances and reserves	$52	$4
Employee benefits and compensation	15	34
Other accruals	105	87
Depreciation and amortization	42	14
Tax attribute carryforwards	134	157
Other	11	2

Total deferred tax assets	359	298
Valuation allowance	(323)	(293)

Net deferred tax assets	36	5

Deferred tax liabilities:
Assets acquired in business combinations	(201)	(232)

Total deferred tax liabilities	(201)	(232)

Net deferred tax assets (liabilities)	$(165)	$(227)

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

At September 30, 2005, goodwill was reduced by $56 million as a result of the reversal of valuation allowances established at the acquisition date for purchase price liabilities and a determination that it is more likely than not that some portion or all of the deferred tax assets will be realized in certain foreign jurisdictions. Of the total valuation allowance of $323 million at September 30, 2005, $74 million is related to purchased deferred tax assets and when released, will be reversed through goodwill.

At September 30, 2005, the Company has U.S. federal tax net operating loss carryforwards of approximately $110 million, which will begin to expire in fiscal year 2024 and tax net operating losses in certain U.S. state and foreign jurisdictions expiring in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $19 million, of which $8 million and $11 million will expire in 2009 and 2015, respectively.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $400 million at September 30, 2005. As such, no federal income taxes thereon have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

16. Pensions and Other Postretirement Benefits

Prior the Acquisition, Old WMG employees in the U.S. and U.K. generally participated in defined benefit pension plans sponsored by Time Warner. As part of the Acquisition, Time Warner agreed to retain its obligations related to such employees of Old WMG; however, those employees are no longer eligible to earn additional benefits for future services. As a result, Old WMG recognized a $15 million loss in 2003 in connection with the probable pension curtailment that ultimately occurred upon the closing of the Acquisition.

Most international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material in the aggregate and have a combined projected benefit obligation of approximately $23 million and $40 million as of September 30, 2005 and 2004, respectively. Pension benefits under the Plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had an aggregate pension liability relating to these plans of approximately $23 million and $23 million recorded in its balance sheet as of September 30, 2005 and 2004, respectively.

For the year ended September 30, 2005, the seven months ended September 30, 2004, the three months ended February 29, 2004 and the year ended November 30, 2003, pension expense amounted to $6 million, $4 million, $3 million and $21 million, respectively.

Certain employees also participate in pre-tax defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $2 million for the year ended September 30, 2005, $2 million for the seven months ended September 30, 2004, $2 million for the three months ended February 29, 2004 and $4 million for the year ended November 30, 2003.

17. Minority Interest in Preferred Stock of Subsidiary

As previously described in Note 5, a portion of the $2.6 billion purchase price for the Acquisition was funded by a $400 million direct contribution by the Investor Group to Holdings in exchange for 40,000 shares of

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

cumulative preferred stock of Holdings (“Holdings’ Preferred Stock”). Each share of Holdings’ Preferred Stock had a liquidation preference of $10,000 per share plus cumulative accrued and unpaid dividends at a rate of 10% per annum, compounded quarterly.

As previously described in Note 14, the Company redeemed half of the outstanding shares of Holdings’ Preferred Stock as part of the April 2004 Acquisition Corp. Refinancing at a redemption price of $202 million, including $2 million of accrued and unpaid dividends. The remaining shares of Holdings’ Preferred Stock were redeemed in December 2004 as part of the Holdings Refinancing at a redemption price of $209 million, including $9 million of accrued and unpaid dividends.

As of September 30, 2004, the outstanding shares of Holdings’ Preferred Stock had a liquidation preference of $204 million. Such amount has been classified as minority interest in the accompanying consolidated balance sheet of the Company. As noted above, all such amounts were repaid prior to September 30, 2005. Cumulative dividends on the Holdings’ Preferred Stock, whether paid or unpaid, were $5 million for the year ended September 30, 2005 and $14 million for the seven months ended September 30, 2004 and are classified as minority interest expense in the accompanying consolidated statement of operations of the Company.

18. Stock-Based Compensation Plans

Post-Acquisition

In connection with the Acquisition, the Company, implemented an equity-based, management compensation plan to align compensation for certain key executives with the performance of the Company. Under this plan, certain key executives were granted a combination of service-based and performance-based stock options or restricted stock. In addition, certain key executives were granted the right to purchase shares of restricted stock in the Company. Similarly, the stock options and shares of restricted stock granted allow such executives to acquire shares of common stock of the Company. A description of each type of equity-based award is described below.

Service-Based Awards

During the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company granted various service-based equity awards to certain key executives of the Company. In the year ended September 30, 2005, these awards consisted of 2,643,233 stock options to purchase shares of common stock of the Company and 583,379 restricted shares of common stock of the Company. The stock options were granted under one of the Company’s long-term incentive plans. In the seven months ended September 30, 2004, these awards consisted of 497,893 stock options to purchase shares of common stock of the Company and 796,701 restricted shares of common stock of the Company. The stock option awards become exercisable over a four-year vesting period tied to the executives’ continuing employment and expire ten years from the date of grant. Similarly, the restricted shares vest over a four-year period, also contingent upon the employees’ continued employment.

Performance-Based Awards

During the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company granted various performance-based equity awards to certain key executives of the Company. In the year ended September 30, 2005, these awards consisted of 2,540,490 stock options to purchase the Company’s common stock and 1,156,758 restricted shares to purchase shares of the common stock of the Company. These stock options were granted under one of the Company’s long-term incentive plans. In the seven months ended September 30, 2004, these awards consisted of approximately 995,786 stock options to purchase shares of

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

common stock of the Company and approximately 1,593,402 restricted shares of common stock of the Company. The awards vest over a four-year period tied to the executives’ continuing employment and the achievement of certain performance conditions by the Company. In particular, half of the awards have a performance condition based on a 2x liquidity event and the other half of the awards have a performance condition based on a 3x liquidity event (each respectively a “Liquidity Event”).

As defined in the underlying plan agreements, a 2x or 3x Liquidity Event generally means the occurrence of an event that implies an aggregate value for the equity held by the Investor Group of 2x or 3x, respectively, of its initial value, as adjusted for prior dividends or other returns of capital received by the Investor Group. Such Liquidity Events include, but are not limited to, an initial public offering of the Company’s common stock and a change-in-control transaction under which the Investor Group receives cash and/or marketable securities in exchange for its equity. In connection with the Company’s Initial Common Stock Offering in May 2005, the 2x Liquidity Event occurred.

Performance-based stock option awards expire ten years from the date of grant. In addition, to the extent that the performance condition of an award is not satisfied prior thereto, the performance-based award vests on the seventh anniversary of the date of grant as long as the executive is still employed by the Company. Under the Company’s LTIP program and its 2005 Omnibus Stock Plan, the Company has an additional 2,089,420 stock options or other stock based awards authorized that have not been awarded.

Purchases of Restricted Stock

During the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company allowed certain key executives to purchase restricted shares of its common stock. To the extent such shares were purchased at a price equal to fair market value at the date of purchase, there was no compensatory element of the transaction. However, to the extent such shares were purchased at a price below fair market value at the date of purchase, the discount has been treated as deferred compensation in the Company’s financial statements and is being expensed over the executives’ expected service period.

During the year ended September 30, 2005, executives of the Company purchased 1,496,148 restricted shares of the Company’s common stock at a cost of $1.04 per share, compared to the weighted-average fair value of the stock of $9.38 per share. The aggregate discount of $12 million will be expensed over the service periods of the awards.

During the seven months ended September 30, 2004, an executive of the Company purchased approximately 3,283,944 restricted shares of common stock of the Company at a fair value of $0.88 per share. Certain other executives of the Company purchased approximately 896,208 restricted shares of common stock of the Company at a cost of $0.88 per share, compared to the weighted-average fair value of the stock of $4.24 per share. The aggregate discount of approximately $3 million will be expensed over the service periods of the awards.

Of the total restricted stock awards granted and restricted stock purchased, 1,095,042 shares were vested as of September 30, 2005.

Assumptions

For purposes of applying FAS 123, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, if granted prior to January 2005 and the Binomial model subsequent to January 2005, both of which are based upon several assumptions estimated by the company. The following weighted-average assumptions were used for all grants to the Company’s employees in the seven

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

months ended September 30, 2004 and the twelve months ended September 30, 2005, respectively: dividend yield of 0% and 0%; expected volatility of 50% and 47.8%; risk-free interest rate of 3.07% and 3.80%; and expected term to exercise of 5 years and 6.01 years.

Fair Value of Equity-Based Awards

A summary of the fair value of equity-based awards granted during the year ended September 30, 2005 and the seven months ended September 30, 2004 is set forth below:

	Year ended September 30, 2005			Seven months ended September 30, 2004
	Number of Shares Granted	Weighted- Average Exercise Price	Weighted- Average Fair Value	Number of Shares Granted	Weighted- Average Exercise Price	Weighted -Average Fair Value
Service-Based Stock Options:
At-market grants	1,372,988	$17.14	$6.92	398,315	$0.88	$0.41
Below-market grants	1,270,245	5.10	7.35	99,578	0.88	4.87

Performance-Based Stock Options:
At-market grants—2x liquidity event	—	—	—	398,315	0.88	0.41
Below-market grants—2x liquidity event	1,270,245	5.10	7.35	99,578	0.88	4.87
At-market grants—3x liquidity event	—	—	—	398,315	0.88	0.41
Below-market grants—3x liquidity event	1,270,245	5.10	7.35	99,578	0.88	4.87

Total Stock Options	5,183,723	$8.29	$7.24	1,493,679	$0.88	$1.30

Restricted Stock Grants:
Service-based awards	583,379	N/A	$10.28	796,701	N/A	$0.88
Performance-based 2x liquidity event awards	578,379	N/A	10.22	796,700	N/A	0.88
Performance-based 3x liquidity event awards	578,379	N/A	10.22	796,701	N/A	0.88

Total Restricted Stock Grants(a)	1,740,137	N/A	$10.24	2,390,102	N/A	$0.88

(a)	Excludes 1,496,148 and 4,180,152 restricted shares of common stock of the Company, which were purchased in 2005 and 2004, respectively, by executives of the Company at prices at or below fair market value. The weighted-average purchase price and weighted-average fair value of such shares purchased in 2005 and 2004 were $1.04 and $0.88 per share, respectively and $9.38 and $1.60 per share, respectively.

Compensation Expense

For the year ended September 30, 2005, the Company recognized non-cash compensation expense of $25 million relating to its stock-based compensation plans.

For the seven months ended September 30, 2004, the Company recognized non-cash compensation expense of less than $1 million relating to its stock-based compensation plans.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Summary of Stock Option Activity

A summary of stock option activity is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Balance at November 30, 2003	—	$—
Granted	1,493,679	0.88
Exercised	—	—
Cancelled	—	—

Balance at September 30, 2004	1,493,679	$0.88
Granted	5,183,723	8.29
Exercised	—	—
Cancelled	(298,736)	0.88

Balance at September 30, 2005	6,378,666	$6.90

None of the stock options were exercisable as of September 30, 2004. The following table summarized information about stock options outstanding as of September 30, 2005:

Range of Exercise Prices	Number of Options Outstanding as of September 30, 2005	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options Exercisable as of September 30, 2005	Weighted- Average Exercise Price
Under $5.00	3,696,374	8.90	2.90	398,315	2.90
$ 5.00 - $9.99	970,716	9.22	6.39	—	—
$10.00 - $14.99	338,588	9.51	10.46	—	—
$15.00 and above	1,372,988	9.69	17.14	—	—

	6,378,666	9.15	6.90	398,315	2.90

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Restricted Stock

The Company is authorized to pay each employee who purchased restricted stock at prices that were below fair market value on the date of purchase a cash bonus. The cash bonus payable to those employees who made a Section 83(b) election is an amount equal to the tax liability incurred by the employee as of the date of purchase based on any difference between the re-determined purchase date fair market value and the amount originally paid by the employee, plus an amount necessary to pay the taxes on the bonus. The bonuses that are payable to each of those employees who did not make a Section 83(b) election or the applicable foreign equivalent is an amount reflecting an estimate of the additional tax which would be payable by the employee at the time the restricted stock is scheduled to vest due to that taxable amount being subject to ordinary income rather than capital gains tax rates, and assuming that the re-determined value of the stock remains constant over the vesting period, adjusted down to reflect a present value discount based on the earliest possible vesting dates. The Company will pay these employees an amount necessary to pay the taxes on the bonus. This resulted in total cash payments of approximately $10 million, which the Company has expensed in the year ended September 30, 2005.

Options

The Company has revised the exercise prices of certain options to purchase its common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. To compensate the grantees for the loss of value represented by this adjustment to the option exercise prices, the Company will pay each affected employee a cash bonus in an amount equal to the excess of the adjusted aggregate exercise price of the employee’s options over the original aggregate exercise price of the employee’s options, adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company has treated the revision of the exercise prices of certain option grants as a modification of such grants under the related guidance and as such, recorded additional expense of $6 million in the year ended September 30, 2005. The cash bonuses that were paid during 2005, or will be paid shortly thereafter, will total approximately $9 million.

Further, in connection with the cash dividends the Company declared and paid to holders of its common stock consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, the Company has made an adjustment to all options outstanding at the time of declaration of the dividend. The adjustment consists of a cash make-whole payment consisting of an amount equal to the pro rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company has recorded approximately $3 million of expense related to such payments in the year ended September 30, 2005.

Of the amounts related to restricted stock and options, all but $3 million has been paid as of September 30, 2005.

Pre-Acquisition

Prior to the closing of the Acquisition, employees of Old WMG were granted options to purchase Time Warner common stock under various Time Warner stock option plans. Such options were granted to employees of Old WMG with exercise prices equal to, or in excess of, fair market value at the date of grant. Accordingly, in accordance with APB 25 and related interpretations, compensation cost generally was not recognized by Time Warner, nor charged to Old WMG, related to such stock option plans. Generally, the options became exercisable over a four-year vesting period and expired ten years from the date of grant. See Note 3 for a summary of the impact on reported net income (loss) had Old WMG recognized compensation cost for employee stock options.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Time Warner Black-Scholes Assumptions

For purposes of applying FAS 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants to Old WMG’s employees in the three months ended February 29, 2004 and the years ended November 30, 2003: dividend yields of 0% in each period; expected volatility of 35.2% and 52.8%, respectively; risk-free interest rates of 3.1% and 2.6%, respectively; and expected terms to exercise of 1.4 years and 3.1 years, respectively.

Fair Value of Time Warner Equity-Based Awards

The weighted-average fair value of an option granted to the Company’s employees was $3.20 and $4.33 for the three months ended February 29, 2004 and the year ended November 30, 2003, respectively.

Summary of Time Warner Stock Option Activity

A summary of Time Warner stock option activity with respect to employees of the Company is as follows:

	Time Warner Options Outstanding	Weighted-Average Exercise Price
Balance at November 30, 2002	29,716	33.72
Granted during 2003	6,341	11.72
Exercised during 2003	(196)	12.21
Cancelled/transferred during 2003(a)	(2,379)	23.79

Balance at November 30, 2003	33,482	30.39

(a)	Includes all options cancelled and forfeited during the year, as well as options related to employees who have been transferred out of and into the Company to and from other Time Warner divisions.

Of the approximate 33 million Time Warner stock options held by employees of Old WMG as of the closing date of the Acquisition, approximately 27 million stock options remained outstanding and the balance was cancelled pursuant to the underlying terms of the awards. These stock options remain the obligation of Time Warner and not the Company, and will expire pursuant to the underlying terms of the awards, generally not exceeding three years from the closing date of the Acquisition. In exchange for the cancellation of certain unvested stock option awards as of the Acquisition date, employees of Old WMG received an aggregate $21 million payment funded by Time Warner. This payment was considered in the determination of the fair value of Old WMG’s net assets as of November 30, 2003 and, accordingly, has been classified as a component of the impairment charge recognized during the year ended November 30, 2003.

Time Warner Restricted Stock Plans

Time Warner also had various restricted stock plans for employees and non-employee directors of the board. Under these plans, shares of common stock are granted which do not vest until the end of a restriction period, generally between three to five years. During 2003, Time Warner issued approximately 821,000 shares of restricted stock to employees of Old WMG at a weighted-average fair value of $13 per share.

Of the 922,000 unvested shares of Time Warner restricted stock held by employees of Old WMG as of the closing date of the Acquisition, 217,000 shares became vested either pursuant to their original terms or on an accelerated basis, 568,000 shares are still subject to vesting conditions and remain the obligation of Time Warner and the balance was cancelled by Time Warner. Old WMG recognized the cost associated with the vesting of such shares and the anticipated change in employee status of certain executives in 2003 as a component of deal-related transaction and other costs in its statement of operations.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

19. Shareholders’ Equity

The Company’s capital stock formerly consisted of two classes of common stock that were issued in connection with the Acquisition. In addition, as part of the purchase price for the Acquisition, the Company issued warrants that gave Time Warner the right, under certain conditions, to purchase up to 19.9% of the capital stock of the Company. A summary of the terms of these securities is presented below.

Common Stock

In connection with the Acquisition, the Company received (i) a $765 million capital contribution in exchange for the issuance of 9,445 shares of Class L Common Stock and (ii) an $85 million capital contribution in exchange for the issuance of 85,000 shares of Class A Common Stock.

Shares of Class L Common Stock had identical terms as the shares of Class A Common Stock, except with respect to voting rights, liquidation preferences and conversion features, as follows:

•	Shares of Class L Common Stock were non-voting, whereas each share of Class A Common Stock is entitled to one vote;

•	Each share of Class L Common Stock had a liquidation preference of $81,000 plus an amount equal to accrued and unpaid dividends at a rate of 10% per annum, compounded quarterly. Shares of Class A Common Stock have no liquidation preferences; and

•	Each share of Class L Common Stock was convertible into one share of Class A Common Stock plus an additional number of shares of Class A Common Stock determined by dividing the Class L liquidation preference at the date of conversion by the adjusted market value of each share of Class A Common Stock as set forth in the certificate of designation governing such shares.

As more fully described in Note 2, in connection with the Initial Common Stock Offering, the Recapitalization occurred. In connection with the Recapitalization, all shares of Class L Common Stock were converted into shares of Class A Common Stock and, along with all other outstanding shares of Class A Common Stock, were renamed as common stock.

Warrants

A portion of the consideration paid to Time Warner in connection with the Acquisition was in the form of two stock warrants that were issued to Time Warner.

One of the warrants gave Time Warner the right, under certain conditions related to the occurrence of a major music transaction, to purchase approximately 19.9% of the Class A and Class L Common Stock of Parent and 19.9% of the preferred shares issued by Holdings, after taking into account the exercise of the warrant (the “MMT Warrants”). Time Warner could exercise its rights under the warrants only (i) upon the sale to certain music companies of all or substantially all of the recorded music business or music publishing business conducted by the Company or the acquisition by certain music companies of 35% of the outstanding shares of Parent or Holdings; (ii) the acquisition of all or substantially all of the recorded music business or music publishing business of certain music companies; or (iii) a merger with or the formation of a joint venture or other combination of all or substantially all of the recorded music business or music publishing business with that of certain music companies.

The other warrant gave Time Warner the right to purchase approximately 15% of the Class A and Class L Common Stock of Parent and 15% of the preferred shares issued by Holdings, after taking into account the

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

exercise of the warrant (the “Three-Year Warrants”). Time Warner could exercise its rights under the Three-Year Warrants at any time prior to March 1, 2007, provided that there had not been a public equity offering that results in the common and preferred securities of Parent or Holdings to be outstanding; there had not been a sale of a majority of the then-outstanding common and preferred securities of Parent or Holdings to a third party; or the exercise of the MMT Warrants. Any of those events would cause the term of the Three-Year Warrants to expire.

On May 16, 2005, in connection with the Company’s Initial Common Stock Offering, the Company repurchased the Three-Year warrants from Time Warner for an aggregate purchase price of $138 million. The repurchase of the Three-Year warrants had the effect of terminating Time Warner’s MMT warrants as of the date of repurchase. As a result, as of September 30, 2005, the warrants were no longer outstanding.

Returns of Capital and Dividends Paid

In September 2004, the Company declared a $342 million dividend to its Class L common stockholders in the form of a note payable. The note payable was paid in October 2004 using proceeds received from a return of capital previously invested in WMG Acquisition Corp.

In connection with the Holdings Refinancing, the Company paid a $472 million return of capital to its Class L common shareholders, of which $422 million was paid in December 2004, $42.5 million was paid in March 2005 and $7.5 million was paid in May 2005.

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

On October 3, 2005, the Company declared a dividend on its outstanding common stock to its shareholders of record as of October 24, 2005. The dividend was paid November 23, 2005, at a rate of $0.13 per share, representing a dividend of approximately $19.3 million in the aggregate. The portion of the dividend with respect to unvested restricted stock of approximately $1 million will be paid at such time as such shares become vested.

20. Related Party Transactions

The nature of the Company’s related party transactions has changed as the Company has migrated from a wholly owned operation of Time Warner for all periods prior to the closing of the Acquisition to a stand-alone independent company, effective as of March 1, 2004. Accordingly, the following discussion of related party transactions highlights the significant related party relationships and transactions that existed both before and after the closing of the Acquisition.

Post-Acquisition

Transition Services Agreements

In connection with the Acquisition, the Company entered into a seller administrative services agreement with Time Warner (the “Seller Administrative Services Agreement”). Under the Seller Administrative Services Agreement, Time Warner agreed to provide the Company with certain administrative services, including (i) accounting services, (ii) tax services, (iii) human resources and benefits services, (iv) information technology

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

services, (v) legal services, (vi) treasury services, (vii) payroll services, (viii) travel services, (ix) real estate management services and (x) messenger services. The obligations for Time Warner to provide those services generally expired on December 31, 2004. The amounts to be paid under the Seller Administrative Services Agreement generally were based on the costs incurred by Time Warner in providing those administrative services, including Time Warner’s employee costs and out-of-pocket expenses. For each of the twelve months ended September 30, 2005, and the seven months ended September 30, 2004, the Company incurred $4 million of costs under these administrative arrangements.

Management/Monitoring Agreement

In connection with the Acquisition, the Company entered into a management agreement with the Investor Group for ongoing consulting and management advisory services. Pursuant to this agreement, the Company paid an aggregate of $75 million to the Investor Group under the management agreement in connection with the Acquisition and related original financing. These fees were apportioned between direct costs of the Acquisition (and capitalized as part of the allocation of purchase price) and capitalized debt issuance costs. In consideration for ongoing consulting and management advisory services, the management agreement required the Company to pay (or to cause Holdings or Acquisition Corp. to pay) the Investor Group an aggregate annual fee of $10 million per year (“Periodic Fees”), which was payable quarterly in advance. For both the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company recorded expense of $6 million related to this fee, and such amount has been included as a component of selling, general and administrative expenses in the accompanying statement of operations.

In addition, in the case of future services provided in connection with any future acquisition, disposition, or financing transactions involving Acquisition Corp., the Company or Holdings, the management agreement required the Company to pay (or to cause Holdings or Acquisition Corp. to pay) the Investor Group an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). The agreement also required Acquisition Corp., Warner Music Group and Holdings to pay the reasonable expenses of the Investor Group in connection with, and indemnify them for liabilities arising from, the management agreement, the Acquisition and any related transactions, their equity investment in Acquisition Corp., Warner Music Group or Holdings, their operations, and the services they provide to Acquisition Corp., Warner Music Group and Holdings.

The management agreement provided that it would continue in full force and effect until December 30, 2014, provided, however, that the Investor Group may cause the agreement to terminate at any time upon agreement of the Investor Group. In the event of the termination of the management agreement, the Company, Holdings and Acquisition Corp. shall pay each of the Investor Group (x) any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus (y) the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until December 30, 2014.

On May 10, 2005, the Investor Group terminated the Management Agreement, and on May 16, 2005, the Company paid the Investor Group a $73 million termination fee for the termination of the Management Agreement, which was reflected in the Company’s statement of operations for the year ended September 30, 2005.

Other Arrangements with the Investor Group and its Affiliates

In the normal course of conducting its business, the Company entered into various other transactions with the Investor Group and its affiliates. As an example, employees of the Investor Group filled management roles on

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

an interim basis while the Company was transitioning to a permanent management team, including the role of Chief Financial Officer of the Company from June 2004 until December 2004. Such employees did not receive any compensation from the Company for such services; however, a representative cost for such services in the aggregate amount of $280,000 was charged to the statement of operations for the seven months ended September 30, 2004 with a corresponding increase in additional paid-in capital.

Pre-Acquisition

As previously described, the operations of Old WMG were under the control of Time Warner through the end of February 2004. During this period, in the normal course of conducting its business, Old WMG had various transactions with Time Warner and its affiliates, including the CD and DVD manufacturing and printing operations of Time Warner formerly under the management of Old WMG. The following is a summary of the principal transactions between Old WMG on the one hand, and Time Warner and its affiliates on the other hand.

Manufacturing and Printing Services with Time Warner Affiliates

Old WMG had an exclusive arrangement with affiliates of Time Warner to receive manufacturing and printing services in connection with the production of CDs, cassettes and other music-related audio and video products. Amounts included in cost of sales in connection with these services were approximately $216 million for the year ended November 30, 2003. Such costs did not reflect terms negotiated on an arm’s-length basis between the units. In connection with the sale of Time Warner’s manufacturing and printing operations in October 2003, such services were provided on an arm’s-length basis by Cinram, effective with the closing date of the sale (see Note 6).

Distribution Services with Time Warner and Old WMG Affiliates

Old WMG provided distribution services to certain Time Warner affiliates, including Warner Home Video and Time-Life Inc. In addition, Old WMG provided distribution services to other related parties, including companies in which Old WMG had ownership interests therein that allowed for the exercise of significant influence over the operations and financial policies of the investees. Amounts included in revenues in connection with these services were approximately $51 million for the year ended November 30, 2003. Such revenues may not have reflected terms negotiated on an arm’s-length basis between the entities. In connection with the sale of Time Warner’s manufacturing and printing operations in October 2003, the services for Warner Home Video were provided by Cinram, effective with the closing date of the sale (see Note 6).

Licensing Arrangements with Time Warner and Old WMG Affiliates

Old WMG periodically licensed its masters and rights in owned or administered musical compositions to affiliates of Time Warner for inclusion in certain movie soundtracks, film and television series, music compilations and other forms of entertainment. Amounts included in revenues in connection with these and other licensing arrangements were approximately $2 million for the three months ended February 29, 2004 and $6 million for the year ended November 30, 2003. Such revenues reflect terms resulting from a negotiation between the units that, in management’s view, result in a reasonable basis.

Old WMG also entered into sub-publishing or administrative agreements with certain Time Warner affiliates, whereby it exploited or administered rights in musical compositions held by such affiliates. Royalty expenses included in cost of revenues in connection with these arrangements were approximately $2 million for

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

the three months ended February 29, 2004 and $19 million for the year ended November 30, 2003. Such amounts reflect terms resulting from a negotiation between the units that, in management’s view, result in a reasonable basis.

Real Estate and Marketing Arrangements with Time Warner Affiliates

Old WMG utilized and paid for certain office space leased by Time Warner and its affiliates. In addition, Old WMG periodically advertised its products in media produced by Time Warner and its affiliates. Amounts included in costs and expenses in connection with these arrangements were approximately $2 million for the three months ended February 29, 2004 and $26 million for the year ended November 30, 2003. Such amounts reflect terms resulting from a negotiation between the units that, in management’s view, result in a reasonable basis.

Financing Arrangements with Time Warner Affiliates

As described in Note 3, Old WMG had agreements with Time Warner, whereby all cash received or paid by Old WMG was included in, or funded by, clearing accounts or international cash pools within Time Warner’s centralized cash management system. Some of these arrangements were interest bearing and others were not. Net interest income of approximately $1 million for three months ended February 29, 2004 and $10.8 million for the year ended November 30, 2003 were recognized from Time Warner and its affiliates or other related parties.

In addition, Old WMG participated in Time Warner’s foreign currency risk-management program and was allocated its proportional share of foreign exchange contract gains and losses. Net foreign exchange contract losses were immaterial for the three months ended February 29, 2004 and $17 million for the year ended November 30, 2003 and were recognized and are classified in other income (expense), net, in the accompanying statement of operations.

See Note 24 for a description of the Company’s participation in Time Warner’s accounts receivable securitization program.

Other Costs with Time Warner Affiliates

Employees of Old WMG participated in several Time Warner medical, stock option, pension, deferred compensation and other benefit plans for which Old WMG was charged an allocable share of plan expenses, including administrative costs. The Company also was covered under various Time Warner insurance policies and was charged an allocable share of such costs. Amounts included in expenses in connection with these and other sundry costs, such as communications networking costs, were approximately $8 million for the three months ended February 29, 2004 and $62 million for the year ended November 30, 2003.

Affiliated Management Services

Through February 2004, Old WMG had general management responsibility over substantially all of Time Warner’s music operations, including Time Warner’s CD and DVD manufacturing and printing operations. Accordingly, certain general and administrative costs incurred in the management of those operations were allocated to Old WMG, including legal, accounting, financial and information technology services. As described previously in Note 2, the allocation of these costs was determined based on Old WMG’s pro rata share of the revenues generated by those collective operations. The costs allocated to Old WMG are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

indicative of costs that will be charged or incurred in the future. However, management believes such allocations are reasonable. Amounts included in expenses in connection with these affiliated management service costs were approximately $2 million for the three months ended February 29, 2004 and $79 million for the year ended November 30, 2003. Such amounts exclude approximately $47 million of costs for the year ended November 30, 2003 that have been separately allocated to Time Warner’s former CD and DVD manufacturing and printing operations for comparable management services.

21. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $37 million in the year ended September 30, 2005, $24 million in the seven months ended September 30, 2004, $13 million in the three months ended February 29, 2004, and $53 million in the year ended November 30, 2003.

At September 30, 2005, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

September 30, 2005
(in millions)
2006	$34
2007	38
2008	34
2009	32
2010	27
Thereafter	198

Total	$363

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $369 million and $345 million as of September 30, 2005 and 2004, respectively. Such commitments are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which include letters of credit and minimum funding commitments to investees, amounted to approximately $50 million and $65 million at September 30, 2005 and 2004, respectively.

Litigation

The Company was subject to a number of state and federal class action lawsuits, as well as an action brought by a number of state Attorneys General alleging unlawful horizontal and vertical agreements to fix the

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

prices of compact discs by the major record companies. The parties to the federal action commenced by the Attorneys General have entered into a settlement agreement related to all but two of the related lawsuits. On July 9, 2003, the Court entered a final judgment approving the settlement. In one of the two lawsuits remaining after the settlement, Ottinger v. EMI Music, Inc., et al., the Court entered an order granting final approval of the settlement on January 21, 2004. In the other action, In re Compact Disc. Antitrust Litig., which was brought by individual retailers of compact discs alleging unlawful horizontal agreements to fix the prices of compact discs by the major record companies, on July 29, 2004, the Court denied the parties’ motion to grant final approval to the settlement. On August 30, 2004, plaintiffs filed a Second Amended Consolidated Complaint adding additional individual retailers as named plaintiffs in the litigation, which the Company answered, denying all claims, on September 15, 2004. On October 29, 2004, the parties reached an agreement on the terms of a settlement. On February 2, 2005, the Court entered a Stipulation of Dismissal with Prejudice of the entire action. In connection with the aforementioned settlements, Old WMG paid approximately $30 million in cash and product costs in the aggregate during 2001 and 2002. Such amounts did not affect the statement of operations as the settlements were charged against a pre-existing liability relating to these matters.

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served Warner Music Group with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 the Company reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities.

In addition to the matters discussed above, the Company is involved with employment claims and other legal proceedings that are incidental to its normal business activities. It is reasonably possible that an adverse outcome on any of these matters could result in a material effect on the Company’s consolidated financial statements. Due to the preliminary status of many of these matters, the Company is unable to predict the outcome or determine a range of loss at this time. However, in the opinion of management, it is not likely that the ultimate outcome of these matters will have a material effect on the Company’s consolidated financial statements.

22. Derivative Financial Instruments

The Company has exposure to changes in foreign currency exchange rates relating to the cash flows generated by its international operations and exposure to changes in interest rates relating to floating-rate borrowings under its senior secured credit facility. Consequently, the Company uses derivative financial instruments to manage such risks. The following is a summary of the Company’s risk management strategies and the effect of those strategies on the Company’s financial statements.

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage the floating to fixed-rate proportion of its debt portfolio. In particular, under its senior secured credit facility, the Company is required to maintain a fixed-to-floating debt ratio of at least 50% of its actual funded debt through at least April 2007. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Under interest rate swap agreements, the Company agrees to receive floating-rate payments (based on

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

three-month LIBOR rates) in exchange for fixed-rate payments for a fixed term of three years through May 2007. As of September 30, 2005, the Company had total notional amounts hedged under these agreements of $897 million.

The interest rate swap agreements have been designated as a cash flow hedge of the associated variability in future interest payments. As such, the agreements have been recorded at fair value in the accompanying balance sheet and the related gains or losses on the agreements are deferred in shareholder’s equity (as a component of comprehensive income). These deferred gains and losses are recognized as an adjustment to interest expense in the period in which the related interest payments being hedged are made and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the amount of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

For the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company recognized approximately $4 million and $2 million, respectively, of expense on its interest rate swap agreements, which have been classified as a component of interest expense in the accompanying statement of operations. The Company did not recognize any material gains or losses during the period relating to the ineffective portion of the agreements. At September 30, 2005 the Company had deferred approximately $7 million of gains on its interest rate swap agreements in shareholders’ equity, of which approximately $5 million is expected to be recognized to income over the next year.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong creditworthy counterparties and are limited to the net interest payments due/payable for the remaining life of the swap.

Foreign Currency Risk Management

Historically, the Company has used (and continues to use) foreign exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. In addition, the Company currently hedges foreign currency risk associated with financing transactions such as third party and inter-company debt and other balance sheet items.

The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar and Australian dollar. Additionally, prior to the closing of the Acquisition, Old WMG and Time Warner used foreign exchange contracts to manage this risk, primarily the exposure to changes in the value of the British pound sterling, Japanese yen and euros. In connection with the anticipated closing of the Acquisition, all positions were unwound as of the end of December 2003. In connection with the discontinuance of such cash flow hedges, Old WMG recognized approximately $5 million of losses during the fourth quarter of 2003.

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in shareholder’s equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. For hedges of financing transactions and other balance sheet

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Excluding the aforementioned losses on the discontinuance of cash flow hedges, Old WMG recognized a $694,000 gain in 2003 due to the ineffective portion of certain foreign exchange contracts. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s statement of operations.

As of September 30, 2005, the Company had outstanding hedge contracts for the sale of $472 million and the purchase of $248 million of foreign currencies at fixed rates. Further, as of September 30, 2005, the Company had approximately $1.5 million of deferred net gains in comprehensive income related to foreign exchange hedging. The Company had no significant deferred net gains or losses on foreign exchange contracts at September 30, 2004. For the year ended November 30, 2003, Old WMG recognized $12 million in losses on foreign exchange contracts, which were largely offset by corresponding decreases and increases, respectively, in the dollar value of foreign currency royalty payments that have been received in cash from the sale of U.S.-copyrighted products abroad.

Warrants

The Company recorded unrealized gains related to the warrants issued to Historic TW as part of the purchase price of the Acquisition of $17 million for the year ended September 30, 2005. On May 16, 2005, the Company repurchased the Three-Year warrants from Historic TW at a cost of approximately $138 million, which approximated fair value at that date (see Note 19).

23. Segment Information

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation or combination and, therefore, do not themselves impact consolidated or combined results.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

During 2004, in connection with the Acquisition, the Company changed its methodology for allocating certain corporate costs and assets to its business segments. Accordingly, the Company has restated its operating performance and asset measures for all prior periods to reflect its new cost-allocation methodology on a consistent basis.

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Revenues
Recorded music	$2,924	$1,429	$630	$2,039	$2,839
Music publishing	607	348	157	467	563
Intersegment elimination	(29)	(8)	(8)	(19)	(26)

Total revenues	$3,502	$1,769	$779	$2,487	$3,376

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
OIBDA(a)
Recorded music	$380	$120	$38	$8	$116
Music publishing	141	87	38	88	107
Corporate expenses(b)	(199)	(49)	(15)	(21)	(34)

Total OIBDA	$322	$158	$61	$75	$189

(a)	The comparability of OIBDA by business segment for all periods presented has been affected by certain significant transactions. See Transactions Affecting the Comparability of Operating Results presented hereinafter.
(b)	Corporate expenses for 2003 were reduced by an allocation of costs to Time Warner’s former CD and DVD manufacturing operations that were managed by Old WMG. Such operations were sold by Time Warner in October 2003, and accordingly, no such cost allocations were made for the 2004 periods. See Note 20 for further reference.

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$32	$23	$11	$51	$62
Music publishing	5	3	1	6	7
Corporate	14	10	4	14	17

Total depreciation	$51	$36	$16	$71	$86

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Amortization of Intangible Assets
Recorded music	$133	$73	$36	$138	$165
Music publishing	54	31	20	63	77
Corporate	—	—	—	—	—

Total amortization	$187	$104	$56	$201	$242

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Impairment of Goodwill and Other Intangibles
Recorded music	$—	$—	$—	$—	$1,019
Music publishing	—	—	—	—	—
Corporate	—	—	—	—	—

Total impairment	$—	$—	$—	$—	$1,019

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Operating Income (Loss)(a)
Recorded music	$215	$24	$(9)	$(181)	$(1,130)
Music publishing	82	53	17	19	23
Corporate	(213)	(59)	(19)	(35)	(51)

Total operating income (loss)	$84	$18	$(11)	$(197)	$(1,158)

(a)	The comparability of operating income (loss) by business segment for all periods presented has been affected by certain significant transactions. See Transactions Affecting the Comparability of Operating Results presented hereinafter.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$322	$158	$61	$75	$189
Depreciation expense	(51)	(36)	(16)	(71)	(86)
Amortization expense	(187)	(104)	(56)	(201)	(242)
Impairment of goodwill and other intangible assets	—	—	—	—	(1,019)

Operating income (loss)	$84	$18	$(11)	$(197)	$(1,158)

Transactions Affecting the Comparability of Operating Results

The comparability of OIBDA and operating income (loss) by business segment for all periods presented has been affected by certain transactions, consisting of a management agreement termination fee in the year ended September 30, 2005, restructuring activities in all periods, the sale of Old WMG’s physical distribution assets in 2003, and significant impairment charges in 2003 relating to Old WMG’s intangible assets. The effect of such transactions that was included in OIBDA and operating income (loss) by business segment is summarized below:

	Fiscal Year Ended September 30, 2005
	Recorded Music	Music Publishing	Corporate	Total
	(in millions)
Loss on termination of management agreement	$—	$—	$(73)	$(73)
Restructuring costs	(7)	—	—	(7)

Decrease in OIBDA and operating income	$(7)	$—	$(73)	$(80)

	Seven Months Ended September 30, 2004
	Recorded Music	Music Publishing	Corporate	Total
	(in millions)
Restructuring costs-related decrease in OIBDA and operating income	$(17)	$(1)	$(8)	$(26)

	Ten Months Ended September 30, 2003
	Recorded Music	Music Publishing	Corporate	Total
	(Unaudited)
	(in millions)
Restructuring costs	$(24)	$(3)	$—	$(27)
Loss on sale of physical distribution assets	(12)	—	—	(12)

Decrease in OIBDA and operating income	$(36)	$(3)	$—	$(39)

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

	Year Ended November 30, 2003
	Recorded Music	Music Publishing	Corporate	Total
	(in millions)
Restructuring costs	$(31)	$(3)	$(1)	$(35)
Loss on sale of physical distribution assets	(12)	—	—	(12)

Decrease in OIBDA	(43)	(3)	(1)	(47)
Impairment of goodwill and other intangible assets	(1,019)	—	—	(1,019)

Decrease in operating income	$(1,062)	$(3)	$(1)	$(1,066)

Total assets and capital expenditures by business segment are presented below:

	September 30, 2005	September 30, 2004
	(in millions)
Assets
Recorded music	$2,517	$2,649
Music publishing	1,645	1,754
Corporate (a)	336	687

Total assets	$4,498	$5,090

(a)	Primarily includes deferred tax assets and fixed assets.

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Capital Expenditures
Recorded music	$22	$11	$2	$14	$29
Music publishing	2	1	—	3	3
Corporate	6	3	1	13	19

Total capital expenditures	$30	$15	$3	$30	$51

Revenues and total assets relating to operations in different geographical areas are set forth below:

	Successor		Predecessor
	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004	Ten Months Ended September 30, 2003	Year Ended November 30, 2003
	(in millions)
Revenues(a)
United States	$1,675	$848	$334	$1,211	$1,505
United Kingdom	387	221	111	287	407
Germany	215	124	43	158	210
Japan	170	105	41	144	202
France	241	112	55	154	217
Italy	121	56	37	85	108
Other international	693	303	158	448	727

Total revenues	$3,502	$1,769	$779	$2,487	$3,376

(a)	Revenues are attributed to countries based on the location of customer.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

	September 30, 2005	September 30, 2004
	(in millions)
Assets
United States	$2,597	$3,164
United Kingdom	396	512
Germany	210	269
Japan	192	252
France	225	280
Italy	190	98
Other international	688	515

Total assets	$4,498	$5,090

24. Additional Financial Information

Time Warner Accounts Receivable Securitization Facility

Prior to the Acquisition, Old WMG, through its WEA Corp. subsidiary, participated in one of Time Warner’s accounts receivable securitization facilities. Such facility provided for the accelerated receipt of approximately $450 million of cash, in the aggregate, on available accounts receivable. In connection with this securitization facility, Old WMG sold, on a revolving and nonrecourse basis, certain of its accounts receivable (“Pooled Receivables”) to a qualifying Special Purpose Entity (“SPE”) which, in turn, sold a percentage ownership interest in the Pooled Receivables to third-party commercial paper conduits sponsored by a financial institution. The receivables were sold to the SPE at net realizable value, after any loss due to uncollectibility was recorded by Old WMG. These securitization transactions were accounted for as a sale in accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” because Old WMG relinquished control of the receivables.

When the receivables were sold to the SPE, Old WMG recorded a retained beneficial interest in the SPE and an intercompany receivable from Time Warner representing the cash portion of the proceeds received by Time Warner on the sale for which there was no obligation to repay. The retained beneficial interest, which was adjusted to reflect the portion of receivables that was not expected to be collectible, accrued interest at a rate that varied with prevailing market interest rates. For this reason, and because the accounts receivables underlying the retained ownership interests that were sold to the qualifying SPE were generally short-term in nature, the fair value of the retained beneficial interest approximated its carrying value at November 30, 2003. The cost of the retained interest, offset in part by the related interest income earned on the retained interest, was borne by Time Warner. In December 2003, in anticipation of the closing of the sale of Old WMG that occurred effective as of March 1, 2004, Old WMG’s participation in Time Warner’s securitization facility ceased. Accordingly, the receivables sold to the SPE were re-purchased by Time Warner and transferred to Old WMG in satisfaction of the retained interest and intercompany receivable.

Cash Interest and Taxes

The Company made interest payments of approximately $151 million during the year ended September 30, 2005, $56 million during the seven months ended September 30, 2004 and $3 million during the three months ended February 29, 2004. The Company paid approximately $51 million, $31 million and $27 million of foreign income and withholding taxes in the year ended September 30, 2005, the seven months ended September 30, 2004 and the three months ended February 29, 2004, respectively. The Company received $6 million, $2 million and $1 million of foreign income tax refunds in the year ended September 30, 2005, the seven months ended September 30, 2004 and the three months ended February 29, 2004, respectively.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Old WMG made interest payments of approximately $10 million during 2003. Old WMG paid approximately $80 million of foreign income and withholding taxes and received approximately $8 million of foreign income tax refunds in the year ended November 30, 2003. Old WMG did not reimburse Time Warner and its affiliated companies for any payments of federal, state and local income taxes made during the year ended November 30, 2003.

Non-cash Transactions

There were no significant non-cash activities for the year ended September 30, 2005.

Significant non-cash investing activities for the seven months ended September 30, 2004 included the allocation of the purchase price paid in connection with the Acquisition, as more fully described in Note 5. In addition, significant non-cash financing activities for the seven months ended September 30, 2004 included the declaration of a $342 million dividend to the Company’s shareholders in the form of a note payable, as more fully described in Note 14.

Significant non-cash investing and financing activities during the three months ended February 29, 2004 included the non-cash recapitalization of certain inter-company receivables and payables between Old WMG and Time Warner, as disclosed in the statement of shareholders’ and group equity. There were no significant non-cash investing and financing activities during the year ended November 30, 2003.

25. Subsequent Events

On October 3, 2005, the Company declared a dividend on its outstanding common stock as of October 24, 2005. The dividend was paid on November 23, 2005, at a rate of $0.13 per share, representing a dividend of approximately $19.3 million in the aggregate. The portion of the dividend with respect to unvested restricted stock of approximately $1 million will be paid at such time as such shares become vested.

On November 22, 2005 the Company reached a settlement with the Attorney General in connection with an investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. Refer to Note 21.

WARNER MUSIC GROUP

2005 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group (in millions, except per share data).

	Three months ended
	September 30, 2005(a)	June 30, 2005(a)	March 31, 2005(a)	December 31, 2004(a)
Revenues	$905	$742	$767	$1,088
Costs and expenses
Cost of revenues	(473)	(396)	(400)	(581)
Selling, general and administrative expenses(b)(c)	(359)	(318)	(293)	(331)
Amortization of intangible assets	(47)	(47)	(47)	(46)
Loss on termination of management agreement	—	(73)	—	—
Restructuring Costs	(7)	—	—	—

Total costs and expenses	(886)	(834)	(740)	(958)

Operating (loss) income	19	(92)	27	130

Interest expense, net	(42)	(50)	(52)	(38)
Net investment related gains	—	1	—	—
Equity in the gains of equity-method investees	—	—	—	(1)
Loss on repayment of Holdings Notes	—	(35)	—	—
Unrealized gain (loss) on warrants	—	—	39	(22)
Minority interest expense	—	—	—	(5)
Other income (expense), net	2	1	—	4

Loss before income taxes	$(21)	(175)	14	68
Income tax expense	(9)	(4)	(10)	(32)

Net loss	$(30)	$(179)	$4	$36

Net income (loss) per common share
Basic	$(0.21)	$(1.41)	$0.04	$0.33

Diluted	$(0.21)	$(1.41)	$0.03	$0.31

Average common shares:
Basic	141.2	127.0	107.7	107.5

Diluted	150.2	127.0	123.5	115.3

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The three months ended June 30, 2005 include one-time compensation expense consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holder of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.
(c)	The three months ended September 30, 2005 include certain non-recurring charges of $24 million incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture.

WARNER MUSIC GROUP

2004 QUARTERLY FINANCIAL INFORMATION

(unaudited)

	Successor		Combined	Successor	Predecessor
	For the three months ended			For the one month ended	For the two months ended	For the three months ended
	September 30, 2004(a)	June 30, 2004(a)	March 31, 2004(a)	March 31, 2004(a)	February 29, 2004(a)	December 31, 2003(a)
Revenues	$798	$726	$735	$245	$490	$1178
Costs and expenses
Cost of revenues	(421)	(393)	(388)	(130)	(258)	(648)
Selling, general and administrative expenses	(304)	(276)	(316)	(97)	(219)	(391)
Impairment of goodwill and other intangible assets	—	—	—	—	—	(1,019)
Amortization of intangible assets	(44)	(45)	(52)	(15)	(37)	(60)
Restructuring Costs	(26)	—	—	—	—	(8)

Total costs and expenses	$(795)	(714)	(756)	(242)	(514)	(2,126)

Operating (loss) income	$3	$12	$(21)	$3	$(24)	$(948)

Interest expense, net	(35)	(35)	(9)	(10)	1	(3)
Net investment related gains	—	—	—	—	—	(9)
Equity in the gains of equity-method investees	(2)	1	(3)	(1)	(2)	(9)
Deal-related transaction and other costs	—	—	—	—	—	(63)
Loss on repayment of bridge loan	—	(6)	—	—	—	—
Unrealized gain (loss) on warrants	(73)	(47)	—	—	—	—
Minority interest expense	(5)	(6)	(3)	(3)	—	—
Other income (expense), net	(4)	—	—	—	—	(7)

Income (loss) before income taxes	$(116)	(81)	(36)	(11)	(25)	(1,039)
Income tax benefit (expense)	(21)	(10)	(12)	1	(13)	(107)

Net income (loss)	$(137)	$(91)	$(48)	$(10)	$(38)	$(1,146)

Net income (loss) per common share Basic	$(1.27)	$(0.85)

Diluted	$(1.27)	$(0.85)

Average common shares:
Basic	107.5	107.5

Diluted	107.5	107.5

(a)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Financial Statements

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor”. Effective March 1, 2004, Old WMG was acquired from Time Warner by a private consortium of investors for approximately $2.6 billion.

Holdings issued (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes,” and collectively, the “Holdings Notes”), which had an initial discount of $4 million. In June 2005, using proceeds from the Company’s Initial Common Stock Offering and approximately $57 million of cash on hand, Holdings redeemed all of the Holdings Floating Rate Notes, all of the Holdings PIK Notes and 35% of the aggregate outstanding principal of the Holdings Discount Notes. The remaining Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the remaining Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the remaining Holdings Discount Notes, (ii) Holdings, which is the issuer of the remaining Holdings Discount Notes, (ii) the subsidiaries of Holdings and (iii) the eliminations necessary to arrive at the information for the Company on a consolidated or on a combined basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.

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

Consolidating Balance Sheet

September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$40	$1	$247	$—	$288
Accounts receivable, net	15	(23)	645	—	637
Inventories	—	—	52	—	52
Royalty advances expected to be recouped within one year	—	—	190	—	190
Deferred tax assets	—	—	36	—	36
Other current assets	—	—	39	—	39

Total current assets	55	(22)	1,209	—	1,242
Royalty advances expected to be recouped after one year	—	—	190	—	190
Investments in and advances to (from) consolidated subsidiaries	43	235	—	(278)	21
Investments	—	—	21	—	—
Property, plant and equipment	—	—	157	—	157
Goodwill	—	—	869	—	869
Intangible assets subject to amortization	—	—	1,815	—	1,815
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	100	—	104

Total assets	$98	$217	$4,461	$(278)	$4,498

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1	$—	$246	$—	$247
Accrued royalties	—	—	1,057	—	1,057
Taxes and other withholdings	—	—	23	—	23
Current portion of long-term debt	—	—	17	—	17
Note payable to shareholders	—	—	—	—	—
Other current liabilities	1	—	403	—	404

Total current liabilities	2	—	1,746	—	1,748
Long-term debt	—	174	2,055	—	2,229
Deferred tax liabilities, net	—	—	201	—	201
Dividends payable	5	—	—	—	5
Other noncurrent liabilities	2	—	224	—	226

Total liabilities	9	174	4,226	—	4,409

Shareholder’s equity	89	43	235	(278)	89

Total liabilities and shareholder’s equity	$98	$217	$4,461	$(278)	$4,498

Consolidating Balance Sheet

September 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$—	$555	$—	$555
Accounts receivable, net	—	—	571	—	571
Inventories	—	—	65	—	65
Royalty advances expected to be recouped within one year	—	—	223	—	223
Deferred tax assets	—	—	38	—	38
Other current assets	—	—	86	—	86

Total current assets	—	—	1,538	—	1,538
Royalty advances expected to be recouped after one year	—	—	223	—	223
Investments in and advances to (from) consolidated subsidiaries	762	978	—	(1,740)	—
Investments	—	—	8	—	8
Property, plant and equipment	—	—	189	—	189
Goodwill	—	—	978	—	978
Intangible assets subject to amortization	—	—	1,937	—	1,937
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	—	117	—	117

Total assets	$762	$978	$5,090	$(1,740)	$5,090

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$226	$—	$226
Accrued royalties	—	—	1,003	—	1,003
Taxes and other withholdings	—	—	10	—	10
Current portion of long-term debt	—	—	12	—	12
Note payable to shareholders	342	—	—	—	342
Other current liabilities	140	19	432	(4)	587

Total current liabilities	482	19	1,683	(4)	2,180
Long-term debt	—	—	1,828	—	1,828
Deferred tax liabilities, net	—	—	265	—	265
Other noncurrent liabilities	—	—	333	—	333
Minority interest in preferred stock of subsidiary	—	—	—	204	204
Intercompany.	—	(3)	3	—	—

Total liabilities	482	16	4,112	200	4,810

Shareholder’s equity (1)	280	962	978	(1,940)	280

Total liabilities and shareholder’s equity	$762	$978	$5,090	$(1,740)	$5,090

(1)	WMG Holdings Corp. stockholder’s equity consists of $762 million of common equity and $200 million of preferred equity. The preferred equity represents a direct contribution from the Investor Group of $400 million in exchange for 40,000 shares of cumulative preferred stock issued as part of the original Acquisition. Prior to September 30, 2004, 20,000 of such shares were redeemed for $200 million. The value of the preferred shares is classified as minority interest on the consolidated balance sheet of Warner Music Group Corp.

Consolidating Statement of Operations

For The Year Ended September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$3,502	$—	$3,502
Costs and expenses:	—	—	—	—
Cost of revenues	—	—	(1,850)	—	(1,850)
Selling, general and administrative expenses	—	—	(1,301)	—	(1,301)
Amortization of intangible assets	—	—	(187)	—	(187)
Loss on termination of management agreement	—	—	(73)	—	(73)
Restructuring costs, net	—	—	(7)	—	(7)

Total costs and expenses	—	—	(3,418)	—	(3,418)

Operating income	—	—	84	—	84
Interest expense, net	(1)	(35)	(146)	—	(182)
Equity in the losses of equity-method investees, net	(185)	(110)	(1)	295	(1)
Net investment-related gains (losses)	—	—	1	—	1
Loss on repayment of Holdings Notes	—	(35)	—	—	(35)
Unrealized gain on warrant	17	—	—	—	17
Other expense, net	—	—	7	—	7
Minority interest expense	—	(5)	—	—	(5)

(Loss) income before income taxes	(169)	(185)	(55)	295	(114)
Income tax expense	—	—	(55)	—	(55)

Net (loss) income	$(169)	$(185)	$(110)	$295	$(169)

Consolidating Statement of Operations

For The Seven Months Ended September 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,769	$—	$1,769
Costs and expenses:
Cost of revenues	—	—	(944)	—	(944)
Selling, general and administrative expenses	—	—	(677)	—	(677)
Amortization of intangible assets	—	—	(104)	—	(104)
Restructuring costs, net	—	—	(26)	—	(26)

Total costs and expenses	—	—	(1,751)	—	(1,751)

Operating income	—	—	18	—	18
Interest expense, net	—	—	(80)	—	(80)
Equity in the losses of equity-method investees, net	(122)	(104)	(2)	226	(2)
Loss on repayment of bridge loan	—	—	(6)	—	(6)
Unrealized loss on warrant	(116)	(4)	—	—	(120)
Other expense, net	—	—	(4)	—	(4)
Minority interest expense	—	(14)	—	—	(14)

(Loss) income before income taxes	(238)	(122)	(74)	226	(208)
Income tax expense	—	—	(30)		(30)

Net (loss) income	$(238)	$(122)	$(104)	$226	$(238)

Combining Statement of Operations

For The Three Months Ended February 29, 2004

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Revenues			$779		$779
Costs and expenses:
Cost of revenues			(415)		(415)
Selling, general and administrative expenses			(319)		(319)
Amortization of intangible assets			(56)		(56)

Total costs and expenses			(790)		(790)

Operating loss			(11)		(11)
Interest expense, net			(2)		(2)
Equity in the losses of equity-method investees, net			(2)		(2)

Loss before income taxes			(15)		(15)
Income tax expense			(17)		(17)

Net loss			$(32)		$(32)

(a)	For periods prior to the Acquisition, Warner Music Group Corp. (formerly known as “WMG Parent Corp”) and WMG Holdings Corp. did not exist.

Combining Statement of Operations

For The Ten Months Ended September 30, 2003 (unaudited)

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Revenues			$2,487		$2,487
Costs and expenses:
Cost of revenues			(1,449)		(1,449)
Selling, general and administrative expenses			(995)		(995)
Amortization of intangible assets			(201)		(201)
Loss on sale of physical distribution assets			(12)		(12)
Restructuring costs, net			(27)		(27)

Total costs and expenses			(2,684)		(2,684)

Operating loss			(197)		(197)
Interest expense, net			(5)		(5)
Net investment-related losses			(17)		(17)
Equity in the losses of equity-method investees, net			(32)		(32)
Deal-related transactions and other costs			(7)		(7)
Other expense, net			(10)		(10)

Loss before income taxes			(268)		(268)
Income tax benefit			67		67

Net loss			$(201)		$(201)

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

Combining Statement of Operations

For The Year Ended November 30, 2003

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Revenues			$3,376		$3,376
Costs and expenses:
Cost of revenues			(1,940)		(1,940)
Selling, general and administrative expenses			(1,286)		(1,286)
Impairment of goodwill and other intangible assets			(1,019)		(1,019)
Amortization of intangible assets			(242)		(242)
Loss on sale of physical distribution assets			(12)		(12)
Restructuring costs, net			(35)		(35)

Total costs and expenses			(4,534)		(4,534)

Operating loss			(1,158)		(1,158)
Interest expense, net			(5)		(5)
Net investment-related losses			(26)		(26)
Equity in the losses of equity-method investees, net			(41)		(41)
Deal-related transaction and other costs			(70)		(70)
Other expense, net			(17)		(17)

Loss before income taxes			(1,317)		(1,317)
Income tax expense			(36)		(36)

Net loss			$(1,353)		$(1,353)

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

Consolidating Statement of Cash Flows

For The Year Months Ended September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(169)	$(185)	$(110)	$295	$(169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:					—
Depreciation and amortization	—	—	239	—	239
Loss on repayment of Holdings Notes	—	35	—	—	35
Non-cash interest expense	—	31	37	—	68
Non-cash stock-based compensation expense	—	—	25	—	25
Net investment-related losses	—	—	(1)	—	(1)
Minority interest	—	5	—	—	5
Equity in the losses of equity-method investees	—	—	1	—	1
Equity in the gains (losses) of consolidated subsidiaries	185	110	—	(295)	—
Unrealized gain on warrant	(17)	—	—	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(58)	—	(58)
Inventories	—	—	(3)	—	(3)
Royalty advances	—	—	—	—	—
Accounts payable and accrued liabilities	1	—	9	—	10
Other balance sheet changes	—	1	70	—	70

Net cash provided by (used in) operating activities	—	(3)	208	—	205
Cash flows from investing activities:					—
Investments and acquisitions	—	—	(78)	—	(78)
Investment proceeds	—	—	54	—	54
Capital expenditures	—	—	(30)	—	(30)

Net cash used in investing activities	—	—	(54)	—	(54)
Cash flows from financing activities:
Issuance of Holdings debt	—	696	—	—	696
Repayment of Holdings debt	—	(574)	—	—	(574)
Additional term loan borrowings	—	—	250	—	250
Financing costs of borrowings	—	(17)	(3)	—	(20)
Debt repayments	—	—	(14)	—	(14)
Capital contributions received (paid)	(590)	517	73	—	—
Proceeds on the sale of restricted shares	1		—	—	1
Proceeds on the issuance of common stock	554		—	—	554
Costs of issuing common stock	(32)		—	—	(32)
Change in intercompany	(7)	18	(11)	—	—
Return of capital	(917)	(1,157)	(742)	1,899	(917)
Return of capital received	1,157	742	—	(1,899)	—
Repurchase of warrants	(126)	(12)	—	—	(138)
Return of capital to preferred shareholders	—	(200)	—	—	(200)
Dividends paid on preferred capital	—	(9)	—	—	(9)
Loans to third party	—	—	(10)	—	(10)
Other	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	40	4	(460)	—	(416)
Effect of foreign currency on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash	40	1	(308)	—	(267)

Cash and equivalents at beginning of period	—	—	555	—	555

Cash and equivalents at end of period	$40	$1	$247	$—	$288

Consolidating Statement of Cash Flows

For The Seven Months Ended September 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(238)	$(122)	$(104)	$226	$(238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	140	—	140
Deferred taxes	—	—	8	—	8
Loss on repayment of bridge loan	—	—	6	—	6
Non-cash interest expense	—	—	19	—	19
Equity in the losses of equity-method investees, including distributions	122	104	3	(226)	3
Minority interest	—	14	—	—	14
Unrealized loss on warrant	116	4	—	—	120
Changes in operating assets and liabilities:					—
Accounts receivable	—	—	(33)	—	(33)
Inventories	—	—	(10)	—	(10)
Royalty advances	—	—	77	—	77
Accounts payable and accrued liabilities	—	—	(23)	—	(23)
Other balance sheet changes	—	—	3	—	3

Net cash provided by (used in) operating activities	—	—	86	—	86

Cash flows from investing activities:
Acquisition of Old WMG	(853)	(1,250)	(2,638)	2,103	(2,638)
Investments and acquisitions	—	—	(10)	—	(10)
Capital expenditures	—	—	(15)	—	(15)

Net cash used in investing activities	(853)	(1,250)	(2,663)	2,103	(2,663)

Cash flows from financing activities:
Borrowings	—	—	2,348	—	2,348
Financing costs of borrowings	—	—	(99)	—	(99)
Debt repayments	—	—	(631)	—	(631)
Capital contributions	—	850	1,250	(2,100)	—
Proceeds from the issuance of Class C Common Stock	85	—	—	—	85
Proceeds from the issuance of Class L Common Stock	765	—	—	—	765
Proceeds from the issuance of preferred stock	—	400	—	—	400
Repurchase of subsidiary preferred stock	—	(202)			(202)
Proceeds from the issuance of restricted shares	3	—	—	—	3
Return of capital (paid) received	—	210	(210)	—	—
Dividends paid on preferred capital	—	(8)	—	—	(8)
Change in amounts due to parent	—	—	3	(3)	—

Net cash provided by (used in) financing activities	853	1,250	2,661	(2,103)	2,661

Effect of foreign currency exchange rate changes on cash	—	—	—	—	—

Net increase in cash and equivalents	—	—	84	—	84
Cash and equivalents at beginning of period	—	—	471	—	471

Cash and equivalents at end of period	$—	$—	$555	$—	$555

Combining Statement of Cash Flows

For The Three Months Ended February 29, 2004

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss			$(32)		$(32)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization			72		72
Deferred taxes			(4)		(4)
Non-cash interest expense			2		2
Equity in the losses of equity-method investees, including distributions			2		2
Changes in operating assets and liabilities:
Accounts receivable			387		387
Inventories			6		6
Royalty advances			(4)		(4)
Accounts payable and accrued liabilities			(109)		(109)
Other balance sheet changes			1		1

Net cash provided by operating activities			321		321

Cash flows from investing activities:
Investments and acquisitions			(2)		(2)
Investment proceeds			19		19
Capital expenditures			(3)		(3)

Net cash provided by investing activities			14		14

Cash flows from financing activities:
Borrowings			—		—
Debt repayments			(124)		(124)
Capital contributions			262		262
Decrease (increase) in amounts due from Time Warner-affiliated companies			194		194
Dividends paid			(342)		(342)

Net cash used in financing activities			(10)		(10)

Effect of foreign currency exchange rate changes on cash			2		2

Net increase in cash and equivalents			327		327
Cash and equivalents at beginning of period			144		144

Cash and equivalents at end of period			$471		$471

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

Combining Statement of Cash Flows

For The Ten Months Ended September 30, 2003 (unaudited)

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss			$(201)		$(201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization			272		272
Deferred taxes			(117)		(117)
Loss on sale of physical distribution assets			12		12
Non-cash interest expense			10		10
Net investment-related losses (gains)			17		17
Equity in the losses of equity-method investees, including distributions			35		35
Changes in operating assets and liabilities:
Accounts receivable			275		275
Inventories			24		24
Royalty advances			38		38
Accounts payable and accrued liabilities			(116)		(116)
Other balance sheet changes			8		8

Net cash provided by operating activities			257		257

Cash flows from investing activities:
Investments and acquisitions			(43)		(43)
Capital expenditures			(30)		(30)

Net cash used in investing activities			(73)		(73)

Cash flows from financing activities:
Borrowings			114		114
Debt repayments			(101)		(101)
Capital contributions			132		132
Decrease (increase) in amounts due from Time Warner-affiliated companies			(293)		(293)
Principal payments on capital leases			(3)		(3)

Net cash used in financing activities			(151)		(151)

Effect of foreign currency exchange rate changes on cash			6		6

Net increase in cash and equivalents			39		39
Cash and equivalents at beginning of period			41		41

Cash and equivalents at end of period			$80		$80

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

Combining Statement of Cash Flows

For The Year Ended November 30, 2003

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss			$(1,353)		$(1,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of goodwill and other intangible assets			1,019		1,019
Depreciation and amortization			328		328
Deferred taxes			(19)		(19)
Loss on sale of physical distribution assets			12		12
Non-cash interest expense			11		11
Net investment-related losses (gains)			26		26
Equity in the losses of equity-method investees, including distributions			44		44
Changes in operating assets and liabilities:
Accounts receivable			(121)		(121)
Inventories			12		12
Royalty advances			111		111
Accounts payable and accrued liabilities			169		169
Other balance sheet changes			39		39

Net cash provided by operating activities			278		278

Cash flows from investing activities:
Investments and acquisitions			(52)		(52)
Investment proceeds			38		38
Capital expenditures			(51)		(51)

Net cash used in investing activities			(65)		(65)

Cash flows from financing activities:
Borrowings			114		114
Debt repayments			(101)		(101)
Capital contributions			132		132
Decrease (increase) in amounts due from Time Warner-affiliated companies			(195)		(195)
Dividends paid			(68)		(68)
Principal payments on capital leases			(3)		(3)

Net cash used in financing activities			(121)		(121)

Effect of foreign currency exchange rate changes on cash			11		11

Net increase in cash and equivalents			103		103
Cash and equivalents at beginning of period			41		41

Cash and equivalents at end of period			$144		$144

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

WARNER MUSIC GROUP CORP.

Schedule II—Valuation and Qualifying Accounts

Year Ended September 30, 2005

Seven Months Ended September 30, 2004,

Three Months Ended February 29, 2004, and

Year Ended November 30, 2003

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2005
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$58	$1	$(9)	$50
Reserves for sales returns and allowances	164	493	(489)	168
Allowance for deferred tax asset	293	86	(56)	323

	$515	$580	$(554)	$541

Seven Months Ended September 30, 2004
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$69	$7	$(18)	$58
Reserves for sales returns and allowances	200	278	(314)	164
Allowance for deferred tax asset	—	293	—	293

	$269	$578	$(332)	$515

Three Months Ended February 29, 2004
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$67	$2	$—	$69
Reserves for sales returns and allowances	224	128	(152)	200
Allowance for deferred tax asset	—	—	—	—

	$291	$130	$(152)	$269

Year Ended November 30, 2003
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$68	$9	$(10)	$67
Reserves for sales returns and allowances	213	585	(574)	224
Allowance for deferred tax asset	21	—	(21)	—

	$302	$594	$(605)	$291

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Certification

The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

Introduction

Warner Music Group Corp. became subject to the periodic and other reporting requirements of the Securities Exchange Act of 1934, as amended, on May 10, 2005, the effective date of our registration statement relating to our Initial Common Stock Offering. WMG Acquisition Corp., our wholly owned subsidiary, became subject to the periodic and other reporting requirements of the Exchange Act on February 10, 2005, the effective date of WMG Acquisition Corp.’s registration statement relating to its exchange offer to exchange outstanding unregistered notes for freely tradeable exchange notes that were registered under the Securities Act of 1933, as amended.

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

Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls or Internal Controls will prevent or detect all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the limitations in any and all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Further, the design of any control system is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected even when effective Disclosure Controls and Internal Controls are in place.

Internal Controls

In connection with the audit of WMG Acquisition Corp., and subsequently Warner Music Group Corp. for our prior 2004 fiscal year-end, our outside auditors identified a number of significant deficiencies that together constituted material weaknesses in our internal controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our outside auditors identified three material weaknesses as of the prior fiscal year. Specifically, there were certain content issues at our print business, there was a lack of entity level controls present and there were issues related to our royalty systems. In connection with the audit for our current 2005 fiscal year-end, our auditors noted that material weaknesses no longer exist for entity level controls due to the hiring of several key executives, establishing of an internal audit function and other changes in internal controls described below. The control issues of the print business are also no longer relevant since this business was sold during this fiscal year. Our outside auditors did note that our domestic operations continue to use different royalty systems, which has continued to create certain complexities in reconciling royalty expense and payables. While we recognize that additional staff is needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. See also “Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure reliable financial reports.”

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weaknesses in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we continue to review our disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. Since completion of the audit related to our fiscal 2004 year-end, we have taken a number of actions, as set forth below, to remedy the weaknesses discovered in our Internal Controls so that the Company’s Disclosure Controls are effective in the future. We will continue to devote resources to improve our controls and remedy weaknesses related to our royalty systems that continued to be identified since the completion of the most recent audit for the 2005 fiscal year-end.

Changes in Internal Control over Financial Reporting

We have already taken a number of actions to begin to address the items identified by our outside auditors and to provide reasonable assurances that the objectives of our Disclosure Controls and Internal Controls will be met including:

•	hiring a permanent chief financial officer;

•	establishing an audit committee and appointing two independent directors, one of which is a financial expert and the chair of the committee;

•	outsourcing our internal audit functions and hiring a director of internal audit;

•	hiring internal and external resources to lead our Section 404 evaluation efforts;

•	adopting a new code of conduct and hiring outside consultants to assist in the implementation of the new code of conduct;

•	adopting a compliance program, appointing a chief compliance officer and hiring a deputy compliance officer;

•	hiring other accounting and SEC experienced personnel to enhance the accounting department;

•	hiring additional outside resources to assist our internal personnel with royalties accounting and SEC reporting;

•	hiring a director of taxation and other tax department members; and

•	entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations.

These actions have resulted in the elimination of the material weaknesses related to entity level controls identified at the time of our fiscal 2004 audit as noted above. We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure and continue to improve and refine our Internal Controls as an ongoing process and will continue to take corrective actions and implement improvements as appropriate.

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

ITEM 9B. OTHER INFORMATION

Item 9B is not applicable and has been omitted.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement for the fiscal 2005 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2005 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2005 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

The Financial Statements Schedule listed in the Index to Consolidated Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

See Item 15(b) below.

(b)    Exhibits

Exhibit No.	Description
2.1(1)	Purchase Agreement, dated as of November 24, 2003 between Time Warner Inc. and WMG Acquisition Corp., as amended

2.2(12)	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.

3.1(2)	Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(2)	By-laws of Warner Music Group Corp.

4.1(3)	Indenture, dated as of April 8, 2004, among WMG Acquisition Corp., the Guarantors named therein and Wells Fargo Bank, National Association

4.2(3)	First Supplemental Indenture, dated as of November 16, 2004, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, WEA Urban LLC and WEA Rock LLC

4.3(7)	Second Supplemental Indenture, dated as of May 17, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, NonZero (since renamed Cordless Recordings LLC) and The Biz LLC

4.4(13)	Third Supplemental Indenture, dated as of September 28, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Lava Records LLC

4.5(14)	Fourth Supplemental Indenture, dated as of October 26, 2005, among WMG Acquisition Corp., Wells Fargo Bank, as Trustee, and BB Investments LLC

4.6**	Fifth Supplemental Indenture, dated as of November 29, 2005, among WMG Acquisition Corp., Wells Fargo Bank, as Trustee, and Perfect Game Recording Company LLC

4.7(4)	Indenture, dated as of December 23, 2004, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee

4.8(12)	Guarantee of Warner Music Group Corp.

10.1(5)	Amended and Restated Credit Agreement, dated as of April 8, 2004, among WMG Acquisition Corp., the Overseas Borrowers from time to time party thereto, WMG Holdings Corp., each lender from time to time party thereto Banc of America Securities LLC and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Co-Arrangers and Joint Book Managers, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc., as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Documentation Agent, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

Exhibit No.	Description
10.2(5)	Amendment No. 1 to the Credit Agreement, dated as of September 30, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.3(5)	Amendment No. 2 to the Credit Agreement, dated as of December 6, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.4(6)	Amendment No. 3 to the Credit Agreement, dated as of April 29, 2005 among WMG Acquisition Corp., the Overseas Borrowers parties thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book and various other parties

10.5(5)	Security Agreement, dated as of February 27, 2004, from the Grantors named to therein to Bank of America, N.A.

10.6(5)	Subsidiary Guaranty, dated as of February 27, 2004, from the Guarantors named therein and the Additional Guarantors named therein in favor of the Secured Parties named in the Credit Agreement referred to therein

10.7(5)	Parent Guaranty, dated as of February 27, 2004, from WMG Holdings Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.8(5)	Company Guaranty, dated as of February 27, 2004, from WMG Acquisition Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.9(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (20, 24, 26 Music Square East)

10.10(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (21 Music Square East)

10.11(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (California) by and from Warner Bros. Records, Inc. to MTC Financial Inc. in favor of Bank of America, N.A., dated as of February 29, 2004

10.12(5)	Trademark Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.13(5)	Copyright Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.14(5)	Stockholders Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp. and Certain Stockholders of WMG Parent Corp. and WMG Holdings Corp.

10.15(5)	Amendment No. 1 to Stockholder’s Agreement, dated as of July 30, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., each Person executing this Agreement and listed as an Investor on the signature pages hereto, each Person executing this Agreement and listed as a Seller on the signature pages hereto, each Person executing this Agreement and listed as a Manager on the signature pages hereto and such other Persons, if any, that from time to time become party hereto as holders of Other Holder Shares solely in the capacity of permitted assignees with respect to certain registration rights hereunder

10.16(7)	Amended and Restated Stockholders Agreement dated as of May 10, 2005 between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and certain stockholders of Warner Music Group Corp.

Exhibit No.	Description
10.17(5)	Seller Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.18(5)	Amendment No. 1 to Seller Administrative Services Agreement, dated as of July 1, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.19(5)	Purchaser Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.20(5)	Management Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.21(7)	Termination Agreement of the Management Agreement dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.22(5)	Warrant Agreement (MMT Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.23(5)	Warrant Agreement (Three-Year Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.24(10)	Warrant Repurchase Agreement, dated as of April 21, 2005, between Warner Music Group Corp. and Historic TW Inc.

10.25(5)	Employment Agreement, effective as of March 1, 2004, between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.26(5)	Employment Agreement, dated as of January 25, 2004, between WMG Acquisition Corp. and Lyor Cohen

10.27(5)	Employment Agreement, dated as of November 28, 2002, between Warner Music International Services Ltd. and Paul-René Albertini, assumed by WMG Acquisition Corp. on March 1, 2004, as amended by the amendment dated October 21, 2004, and as further amended by the amendment dated December 17, 2004

10.28(5)	Employment Agreement, dated as of March 22, 1999, between Warner Music Inc. and Les Bider, as amended, assumed by WMG Acquisition Corp. on March 1, 2004

10.29(5)	Employment Agreement, dated as of December 15, 1998, between Warner Music Inc. and David H. Johnson, as amended, assumed by WMG Acquisition Corp. on March 1, 2004

10.30(5)	Employment Agreement, dated as of December 21, 2004, between Warner Music Inc. and Michael D. Fleisher

10.31(9)	Employment Agreement, dated as of March 17, 2005, between Warner/Chappell Music, Inc. and Richard Blackstone

10.32(8)	Separation Agreement and Release, dated as of March 31, 2005, between Warner Music Inc. (formerly known as Warner Music Group Inc.) and Les Bider

10.33(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Edgar Bronfman, Jr.

10.34(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Lyor Cohen

10.35(5)	Restricted Stock Award Agreement, dated as of January 28, 2005, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and David H. Johnson

10.36(5)	Restricted Stock Award Agreement, dated as of December 31, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Michael D. Fleisher

Exhibit No.	Description
10.47(6)	Restricted Stock Award Agreement, dated as of October 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Paul-René Albertini

10.38(9)	Restricted Stock Award Agreement, dated as of March 17, 2005, between Warner Music Group Corp. and Richard Blackstone

10.39(5)	Stock Option Agreement, dated as of October 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Paul-René Albertini

10.40(6)	Deed of Variation to Restricted Stock Award Agreement of Paul-René Albertini, dated as of May 6, 2005, between Warner Music Group Corp. and Paul-René Albertini

10.41(5)	Stock Option Agreement, dated as of September 30, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Les Bider

10.42(5)	Form of WMG Parent Corp. LTIP Stock Option Agreement

10.43(6)	Form of Warner Music Group Corp. 2005 Omnibus Award Plan

10.44(5)	Office Lease, June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.45(5)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.

10.46(5)	Consent to Assignment of Sublease, dated as of October 5, 2001, between 1290 Partners, L.P. and Warner Music Group

10.47(5)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc. regarding 75 Rockefeller Plaza

10.48*(5)	U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC

10.49*(5)	U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing Inc.

10.50*(5)	International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.51*(5)	International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

12.1**	Computation of Ratio of Earnings to Fixed Charges

14**	Code of Ethics

21.1**	List of Subsidiaries

23.1**	Consent of Ernst & Young LLP

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(2)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).
(3)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322).
(4)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123249).
(5)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).
(6)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-123249).
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 19, 2005 (File No. 001-32502).
(8)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on form 8-K filed April 1, 2005 (File No. 333-121322).
(9)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on form 8-K filed April 11, 2005 (File No. 333-121322).
(10)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-123249).
(11)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-121322).
(12)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-4 (File No. 333-126786-01).
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 3, 2005 (File No. 001-32502).
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 27, 2005 (File No. 001-32502)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2005.

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on December 1, 2005.

Signature	Title

/s/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ MICHAEL D. FLEISHER Michael D. Fleisher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ LEN BLAVATNIK Len Blavatnik	Director

/s/ SHELBY W. BONNIE Shelby W. Bonnie	Director

/s/ RICHARD BRESSLER Richard Bressler	Director

/s/ CHARLES A. BRIZIUS Charles A. Brizius	Director

/s/ JOHN P. CONNAUGHTON John P. Connaughton	Director

/s/ SCOTT L. JAECKEL Scott L. Jaeckel	Director

/s/ SETH W. LAWRY Seth W. Lawry	Director

Signature	Title

/s/ THOMAS H. LEE Thomas H. Lee	Director

/s/ IAN LORING Ian Loring	Director

/s/ JONATHAN M. NELSON Jonathan M. Nelson	Director

/s/ MARK NUNNELLY Mark Nunnelly	Director

/s/ SCOTT M. SPERLING Scott M. Sperling	Director