Form 10-Q
period 2005-12-31
Warner Music Group Corp.
filed 2006-02-14
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 10, 2006, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 148,554,457.724.

WARNER MUSIC GROUP CORP.

ITEM 1. FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	December 31, 2005	September 30, 2005
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$278	$288
Accounts receivable, less allowances of $276 and $218 million	749	637
Inventories	53	52
Royalty advances expected to be recouped within one year	205	190
Deferred tax assets	36	36
Other current assets	35	39

Total current assets	1,356	1,242
Royalty advances expected to be recouped after one year	205	190
Investments	22	21
Property, plant and equipment, net	151	157
Goodwill	869	869
Intangible assets subject to amortization, net	1,768	1,815
Intangible assets not subject to amortization	100	100
Other assets	104	104

Total assets	$4,575	$4,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$215	$247
Accrued royalties	1,165	1,057
Taxes and other withholdings	49	23
Current portion of long-term debt	17	17
Dividends payable	20	—
Other current liabilities	339	404

Total current liabilities	1,805	1,748
Long-term debt	2,224	2,229
Dividends payable	6	5
Deferred tax liabilities, net	195	201
Other noncurrent liabilities	214	226

Total liabilities	4,444	4,409

Commitments and Contingencies (See Note 9)

Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 148,534,458 and 148,455,313 shares issued and outstanding)	—	—
Additional paid-in capital	554	548
Accumulated deficit	(449)	(480)
Accumulated other comprehensive income, net	26	21

Total shareholders’ equity	131	89

Total liabilities and shareholders’ equity	$4,575	$4,498

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended December 31, 2005 and 2004

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions, except per share amounts)
Revenues	$1,044	$1,088
Costs and expenses:
Cost of revenues (a)	(530)	(581)
Selling, general and administrative expenses (b)	(323)	(331)
Amortization of intangible assets	(47)	(46)

Total costs and expenses	(900)	(958)

Operating income	144	130
Interest expense, net (b)	(45)	(38)
Equity in the losses of equity-method investees, net	—	(1)
Unrealized loss on warrants	—	(22)
Minority interest expense (b)	—	(5)
Other income, net	—	4

Income before income taxes	99	68
Income tax expense	(30)	(32)

Net income	$69	$36

Net income per common share:
Basic	$0.49	$0.33

Diluted	$0.46	$0.31

Weighted average common shares:
Basic	141.4	107.5

Diluted	150.5	115.3

(a) Includes depreciation expense of	$(11)	$(14)

(b) Includes the following expenses resulting from transactions with related companies:
Selling, general and administrative expense	(5)	(3)
Interest expense	—	(1)
Minority interest expense	—	(5)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended December 31, 2005 and 2004

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
Cash flows from operating activities
Net income	$69	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58	60
Deferred taxes	(1)	(3)
Non-cash interest expense	13	10
Equity in the losses of equity-method investees, including distributions	—	1
Non-cash, stock-based compensation expense	6	2
Unrealized loss on warrants	—	22
Minority interest expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	(117)	(220)
Inventories	(2)	2
Royalty advances	(44)	15
Accounts payable and accrued liabilities	41	115
Other balance sheet changes	6	18

Net cash provided by operating activities	29	63

Cash flows from investing activities
Investments and acquisitions	(11)	(20)
Investment proceeds	—	1
Capital expenditures	(5)	(6)

Net cash used in investing activities	(16)	(25)

Cash flows from financing activities
Borrowings	—	696
Financing costs of borrowings	—	(17)
Quarterly debt repayments	(4)	(3)
Proceeds from the issuance of restricted shares	—	1
Repurchase of subsidiary preferred stock	—	(209)
Dividends and returns of capital paid	(18)	(764)

Net cash used in financing activities	(22)	(296)
Effect of foreign currency exchange rate changes on cash	(1)	9

Net decrease in cash and equivalents	(10)	(249)
Cash and equivalents at beginning of period	288	555

Cash and equivalents at end of period	$278	$306

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Equity (Unaudited)

Three Months Ended December 31, 2005

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2005	148,455,313	$—	$548	$(480)	$21	$89
Comprehensive income:
Net income	—	—	—	69	—	69
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Deferred gains on derivative financial instruments	—	—	—	—	7	7

Total comprehensive income	—	—	—	69	5	74
Dividends	—	—	—	(38)	—	(38)
Issuance of stock options and restricted shares of common stock	79,145	$—	6	—	—	6

Balance at December 31, 2005	148,534,458	$—	$554	$(449)	$26	$131

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor.” Effective March 1, 2004, WMG Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”). On May 10, 2005, the Company sold 32,600,000 shares of its common stock in an initial public offering (the “Initial Common Stock Offering”) and became a public company.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

The Company’s business is seasonal. Therefore, operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2006.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company has implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are current incubator labels. In addition, the Company launched Cordless Recordings an “e-label” that gives artists the ability to come to market with one or several songs in digital formats without the need to create an entire album. The Company has also entered into strategic ventures with other record labels.

The Company’s recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”). Rhino specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to/from third parties for various uses, including film and television soundtracks.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their product. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in CD and digital formats. In the U.S., WEA Corp. and ADA market, sell and deliver products, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Recorded music products are also sold in physical form to Internet physical retailers. In addition, the Internet has become an increasingly important sales channel.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

In the United States, the Company’s recorded music operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. In markets outside the U.S., recorded music activities are conducted through the Warner Music International (“WMI”) division and its various subsidiaries, affiliates and non-affiliated licensees.

Music Publishing Operations

The Company’s music publishing business is focused on the exploitation of songs as intellectual property. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, the Company’s music publishing business garners a share of the revenues generated.

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

The Company also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, the Company sold its sheet music business to Alfred Publishing. See Note 3.

Music Publishing revenues are derived from four main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including singles, albums, CDs, digital downloads and mobile phone ringtones.

•	Performance: the licensor receives royalties when the composition is performed publicly (e.g., broadcast radio and television, movie theater, concert, nightclub or Internet and wireless streaming).

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images (e.g., in films, television commercials and programs and videogames).

•	Other: the licensor receives royalties from other uses such as stage productions and sheet music, prior to the sale of such sheet music business in May 2005.

2. Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K (Registration No. 001-32502).

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

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

Accordingly, historical financial statements have been restated to reflect the Recapitalization for all periods occurring after the Acquisition that was effective as of March 1, 2004. Such restatement primarily related to common stock and equivalent shares information, net income per common share computations and stock-based compensation disclosures.

Basis of Consolidation

The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. Significant intercompany balances and transactions have been eliminated in consolidation.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FAS 123 to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award. Effective October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. There was no impact to the Company’s results of operations or financial position as a result of the adoption of FAS 123(R).

Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts. The following summary sets forth the components of comprehensive income, net of related taxes, for the three months ended December 31, 2005 and 2004 (in millions):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Net income	$69	$36
Foreign currency translation losses	(2)	(25)
Derivative financial instruments gains	7	3

Comprehensive income	$74	$14

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

Net Income Per Common Share

The Company computes net income per common share in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income per common share is computed by dividing the net income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Basic and diluted net income per common share:
Numerator:
Net income	$69	$36

Denominator:
Weighted average common shares outstanding for basic calculation (a)	141.4	107.5

Weighted average common outstanding shares for diluted calculation	150.5	115.3

Net income per common share—basic	$0.49	$0.33

Net income per common share—diluted	$0.46	$0.31

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net income per share for each of the periods includes the effects of the assumed exercise of any outstanding stock options or warrants, and the assumed vesting of shares of restricted stock where dilutive. The assumed exercise of outstanding stock options and the assumed vesting of restricted stock represent the following dilutive effect (in millions of shares):

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
Stock options	2.6	1.5
Restricted stock	6.5	6.3

	9.1	7.8

See Note 19 in the Company’s audited consolidated financial statements for the year ended September 30, 2005 for a summary of the terms of the warrants that were issued to Time Warner in connection with the Acquisition. The Company repurchased the warrants from Time Warner in May 2005 for approximately $138 million.

For the three months ended December 31, 2004, the assumed exercise of the warrants was anti-dilutive and as a result was not included in the calculation of diluted net income per share. Had the assumed exercise of the warrants been dilutive, the diluted calculation would have reflected a negligible number of diluted shares in the denominator and a loss of $22 million in the numerator.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

3. Significant Acquisitions and Dispositions

Bad Boy Records LLC Joint Venture

On April 8, 2005, the Company entered into an agreement with an affiliate of Sean “Diddy” Combs to form Bad Boy Records LLC (“Bad Boy”), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. The joint venture includes catalog and roster artists such as Notorious B.I.G., Mario Winans, Mase, Carl Thomas, B5, Boyz N Da Hood and Diddy. Mr. Combs is the CEO of the joint venture and supervises its staff and day-to-day operations. The Company provides funding, marketing, promotion and certain back-office services for the joint venture. The transaction was accounted for under the purchase method of accounting, and the results of operations of Bad Boy are included in the Company’s results of operations from its acquisition date.

Sale of Warner Bros. Publications

In May 2005 the Company sold Warner Bros. Publications, which conducted the Company’s sheet music operations. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to the Company’s continuing involvement with Warner Bros. Publications, it was not reported as discontinued operations.

The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months ended December 31, 2004, the operations sold generated revenues of approximately $15 million; operating income of approximately $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

Maverick

In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company (“Maverick”) from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog. As part of the transaction, the Company and the remaining partner in Maverick entered into an agreement pursuant to which either party can elect to have the Company purchase the remaining 20% interest in Maverick that it does not own by December 2007.

4. Inventories

Inventories consist of the following (in millions):

	December 31, 2005	September 30, 2005
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$86	$84
Published sheet music and song books	2	2

	88	86
Less reserve for obsolescence	(35)	(34)

	$53	$52

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

5. Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2005	Acquisitions	Other (a)	December 31, 2005
	(audited)			(unaudited)
Intangible assets subject to amortization:
Record music catalog	$1,242	$9	$(4)	$1,247
Music publishing copyrights	817	2	(7)	812
Artist contracts	31	—	—	31
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,104	11	(11)	2,104
Accumulated amortization	(289)			(336)

Total net intangible assets subject to amortization	1,815			1,768
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,915			$1,868

(a)	Other represents foreign currency translation adjustments.

6. Restructuring Costs

Acquisition-Related Restructuring Costs

As of December 31, 2005, the Company had approximately $43 million of liabilities for Acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs in fiscal 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2005	$14	$35	$49
Cash paid during the three months ended December 31, 2005	(5)	—	(5)
Non-cash reductions during the three months ended December 31, 2005 (a)	—	(1)	(1)

Liability as of December 31, 2005	$9	$34	$43

(a)	Principally relates to changes in foreign currency exchange rates.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

7. Debt

The Company’s long-term debt consists of (in millions):

	December 31, 2005	September 30, 2005
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,426	1,430

	1,426	1,430
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp	172	177
9.5% Senior Discount Notes due 2014—Holdings	178	174

Total debt	2,241	2,246
Less current portion	(17)	(17)

Total long term debt	$2,224	$2,229

The Holdings Refinancing

In December 2004, Holdings issued $847 million principal amount at maturity of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”), and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes”, and collectively, the “Holdings Notes”), which had an initial discount of $4 million. The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to the Company’s shareholders in the aggregate amount of $472 million, and (iii) pay debt-related issuance costs of approximately $15 million.

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

Parent has fully and unconditionally guaranteed the remaining Holdings Discount Notes. The Holdings Discount Notes are unsecured and subordinated to all of Holdings’ existing and future secured debt, including Holdings’ guarantee of borrowings by Acquisition Corp. under the Company’s senior secured credit facility. In addition, the Holdings Discount Notes are structurally subordinated to the Senior Subordinated Notes of Acquisition Corp.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

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

Restricted Net Assets

The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Holdings and Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured facility of Acquisition Corp., the indenture for the Acquisition Corp. Senior Subordinated Notes and the indenture for the Holdings Notes.

8. Shareholders’ Equity

Return of Capital and Dividends Paid

In December 2004, in connection with the Holdings Refinancing, the Company paid a $422 million return of capital to Class L common shareholders.

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

On December 29, 2005, the Company declared a quarterly dividend to its stockholders of $0.13 per share of common stock, representing an aggregate quarterly dividend of approximately $19.3 million. The dividend is payable on February 17, 2006 to stockholders of record as of the close of business on January 18, 2006.

During the three months ended December 31, 2005, 249,358 shares of restricted stock purchased by certain employees vested.

9. Commitments and Contingencies

On September 7, 2004, November 22, 2004 and March 31, 2005, Eliot Spitzer, the Attorney General of the State of New York, served the Company with requests for information in the form of subpoenas duces tecum in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 the Company reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. On July 25, 2005, Sony BMG reached a settlement with the Attorney General in connection with the same industry-wide investigation. Subsequent to the settlement by Sony BMG, TSR Records, an independent label, filed an antitrust suit against Sony BMG alleging that the label’s radio promotion activities are anticompetitive. While it is too soon to predict the outcome of these recent developments on the Company, any litigation the Company may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and would divert the time and resources of management.

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. The Company intends to cooperate fully with the Attorney General’s inquiry. The Company was also subsequently named in a class action lawsuit brought by consumers based on the same subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads. The complaint seeks unspecified compensatory, statutory and treble damages. The action, Richard Feferman et al. v. Universal et al. was filed on December 29, 2005 in the Superior Court of California, County of San Diego.

In addition to the matters discussed above, the Company is involved in other litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against the Company will have, individually, or in the aggregate, a material adverse effect the Company’s business. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on the Company, including brand value, because of defense costs, diversion of management resources and other factors.

10. Derivative Financial Instruments

During the three months ended December 31, 2005, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments or any new foreign currency hedge programs. As of December 31, 2005, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred gains in comprehensive income of $11 million. Additionally, as of December 31, 2005 the Company had approximately $4 million of deferred net gains in comprehensive income related to foreign currency hedging.

The Company recorded unrealized losses related to the warrants issued to Time Warner as part of the purchase price of the Acquisition of $22 million for the three-months ended December 31, 2004. On May 16, 2005, the Company repurchased the three-year warrants from Time Warner at a cost of approximately $138 million, which approximated fair value at that date.

11. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental areas: recorded music and music publishing. Information as to each of these operations is set forth below.

The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

The Company accounts for inter-segment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation and, therefore, do not themselves impact consolidated results.

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
Revenues
Recorded music	$920	$940
Music publishing	131	155
Corporate expenses and eliminations	(7)	(7)

Total revenues	$1,044	$1,088

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
OIBDA
Recorded music	$206	$194
Music publishing	21	24
Corporate expenses and eliminations	(25)	(28)

Total OIBDA	$202	$190

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$7	$9
Music publishing	1	1
Corporate expenses and eliminations	3	4

Total depreciation	$11	$14

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
Amortization of Intangibles Assets
Recorded music	$33	$33
Music publishing	14	13
Corporate expenses and eliminations	—	—

Total amortization	$47	$46

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
Operating Income (Loss)
Recorded music	$166	$152
Music publishing	6	10
Corporate expenses and eliminations	(28)	(32)

Total operating income	$144	$130

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(in millions)
Reconciliation of OIBDA to Operating Income
OIBDA	$202	$190
Depreciation expense	(11)	(14)
Amortization expense	(47)	(46)

Operating income	$144	$130

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

12. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $47 million during the three months ended December 31, 2005 and $42 million during the three months ended December 31, 2004. The Company paid approximately $14 million and $8 million of income and withholding taxes in the three months ended December 31, 2005 and December 31, 2004, respectively. The Company received $1 million and $5 million of income tax refunds in the three months ended December 31, 2005 and the three months ended December 31, 2004, respectively.

Noncash Transactions

There were no significant non-cash investing and financing activities during the three months ended December 31, 2005 and 2004.

13. Subsequent Event

On February 13, 2006, the Company announced that the current Chairman and CEO of WMI will be leaving the Company. As a result of his departure, he will be entitled to receive payments as set forth in his employment agreement. In addition, the provisions of his restricted stock and option agreements with respect to the effect of the termination of employment without cause shall apply. Expenses related to this termination will be reflected in the Company’s results of operations for the second fiscal quarter of 2006.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Financial Statements of Registrant

The Company was formed by the Investor Group on November 21, 2003. The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner, which were acquired for approximately $2.6 billion on March 1, 2004.

Holdings issued (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397 million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes,” and collectively, the “Holdings Notes”), which had an initial discount of $4 million. In June 2005, using proceeds from the Company’s Initial Common Stock Offering and approximately $57 million of cash on hand, Holdings redeemed all of the Holdings Floating Rate Notes, all of the Holdings PIK Notes and 35% of the aggregate outstanding principal of the Holdings Discount Notes. The remaining Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the remaining Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the remaining Holdings Discount Notes, (ii) Holdings, which is the issuer of the remaining Holdings Discount Notes, (ii) the subsidiaries of Holdings and (iii) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Holdings and Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Senior Subordinated Notes issued by Acquisition Corp., and the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (unaudited)

December 31, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$22	$1	$255	$—	$278
Accounts receivable, net	—	—	749	—	749
Due from (to) affiliates	14	(23)	9	—	—
Inventories	—	—	53	—	53
Royalty advances expected to be recouped within one year	—	—	205	—	205
Deferred tax assets	—	—	36	—	36
Other current assets	—	—	35	—	35

Total current assets	36	(22)	1,342	—	1,356
Royalty advances expected to be recouped after one year	—	—	205	—	205
Investments in and advances to (from) consolidated subsidiaries	123	319	22	(442)	22
Property, plant and equipment	—	—	151	—	151
Goodwill	—	—	869	—	869
Intangible assets subject to amortization	—	—	1,768	—	1,768
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	100	—	104

Total assets	$159	$301	$4,557	$(442)	$4,575

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$215	$—	$215
Accrued royalties	—	—	1,165	—	1,165
Taxes and other withholdings	—	—	49	—	49
Current portion of long-term debt	—	—	17	—	17
Dividends payable	20	—	—	—	20
Other current liabilities	—	—	339	—	339

Total current liabilities	20	—	1,785	—	1,805
Long-term debt	—	178	2,046	—	2,224
Dividends payable	6	—	—	—	6
Deferred tax liabilities, net	—	—	195	—	195
Other noncurrent liabilities	2	—	212	—	214

Total liabilities	28	178	4,238	—	4,444
Shareholders’ equity	131	123	319	(442)	131

Total liabilities and shareholders’ equity	$159	$301	$4,557	$(442)	$4,575

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (audited)

September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$40	$1	$247	$—	$288
Accounts receivable, net	—	—	637	—	637
Due (to) from affiliates	15	(23)	8	—	—
Inventories	—	—	52	—	52
Royalty advances expected to be recouped within one year	—	—	190	—	190
Deferred tax assets	—	—	36	—	36
Other current assets	—	—	39	—	39

Total current assets	55	(22)	1,209	—	1,242
Royalty advances expected to be recouped after one year	—	—	190	—	190
Investments in and advances to (from) consolidated subsidiaries	43	235	—	(278)	—
Investments	—	—	21	—	21
Property, plant and equipment	—	—	157	—	157
Goodwill	—	—	869	—	869
Intangible assets subject to amortization	—	—	1,815	—	1,815
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	100	—	104

Total assets	$98	$217	$4,461	$(278)	$4,498

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1	$—	$246	$—	$247
Accrued royalties	—	—	1,057	—	1,057
Taxes and other withholdings	—	—	23	—	23
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	1	—	403	—	404

Total current liabilities	2	—	1,746	—	1,748
Long-term debt	—	174	2,055	—	2,229
Dividends payable	5	—	—	—	5
Deferred tax liabilities, net	—	—	201	—	201
Other noncurrent liabilities	2	—	224	—	226

Total liabilities	9	174	4,226	—	4,409
Shareholders’ equity	89	43	235	(278)	89

Total liabilities and shareholders’ equity	$98	$217	$4,461	$(278)	$4,498

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statements of Operations (unaudited)

For The Three Months Ended December 31, 2005 and December 31, 2004

	Three months ended December 31, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,044	$—	$1,044
Costs and expenses:
Cost of revenues	—	—	(530)	—	(530)
Selling, general and administrative expenses	—	—	(323)	—	(323)
Amortization of intangible assets	—	—	(47)	—	(47)

Total costs and expenses	—	—	(900)	—	(900)
Operating income	—	—	144	—	144
Interest expense, net	—	(4)	(41)	—	(45)
Equity in the gains (losses) of equity method investees	69	73	—	(142)	—

Income before income taxes	69	69	103	(142)	99
Income tax expense	—	—	(30)	—	(30)

Net income	$69	$69	$73	$(142)	$69

	Three months ended December 31, 2004
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,088	$—	$1,088
Costs and expenses:
Cost of revenues	—	—	(581)	—	(581)
Selling, general and administrative expenses	—	—	(331)	—	(331)
Amortization of intangible assets	—	—	(46)	—	(46)

Total costs and expenses	—	—	(958)	—	(958)
Operating income	—	—	130	—	130
Interest expense, net	(1)	(1)	(36)	—	(38)
Equity in the gains (losses) of equity method investees, net	—	—	(1)	—	(1)
Equity in the gains (losses) of consolidated subsidiaries	59	65	—	(124)	—
Unrealized losses on warrants	(22)	—	—	—	(22)
Minority interest	—	(5)	—	—	(5)
Other income, net	—	—	4	—	4

Income before income taxes	36	59	97	(124)	68
Income tax expense	—	—	(32)	—	(32)

Net income	$36	$59	$65	$(124)	$36

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$69	$69	$73	$(142)	$69
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	58	—	58
Non-cash interest expense	—	4	9	—	13
Non-cash stock compensation expense	—	—	6	—	6
Deferred taxes	—	—	(1)	—	(1)
Equity in the losses of consolidated subsidiaries	(69)	(73)	—	142	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(117)	—	(117)
Inventories	—	—	(2)	—	(2)
Royalty advances	—	—	(44)	—	(44)
Accounts payable and accrued liabilities	—	—	41	—	41
Other balance sheet changes	—	—	6	—	6

Net cash provided by operating activities	—	—	29	—	29

Cash flows from investing activities:
Investments and acquisitions	—	—	(11)	—	(11)
Capital expenditures	—	—	(5)	—	(5)

Net cash used in investing activities	—	—	(16)	—	(16)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(4)	—	(4)
Return of capital and dividends paid	(18)	—	—	—	(18)

Net cash used in financing activities	(18)	—	(4)	—	(22)

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and equivalents	(18)	—	8	—	(10)
Cash and equivalents at beginning of period	40	1	247	—	288

Cash and equivalents at end of period	$22	$1	$255	$—	$278

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$36	$59	$65	$(124)	$36
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	60	—	60
Deferred taxes	—	—	(3)	—	(3)
Non-cash interest expense	—	—	10	—	10
Equity in the losses of consolidated subsidiaries	(59)	(65)	1	124	1
Non-cash stock compensation expense			2		2
Unrealized loss on warrants	22	—	—	—	22
Minority interest expense	—	5	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	—	—	(220)	—	(220)
Inventories	—	—	2	—	2
Royalty advances	—	—	15	—	15
Accounts payable and accrued liabilities	—	—	115	—	115
Other balance sheet changes	—	1	17	—	18

Net cash provided by operating activities	(1)	—	64	—	63

Cash flows from investing activities:
Investments and acquisitions	—	—	(20)	—	(20)
Investment proceeds	—	—	1	—	1
Capital expenditures	—	—	(6)	—	(6)

Net cash used in investing activities	—	—	(25)	—	(25)

Cash flows from financing activities:
Borrowings	—	696	—	—	696
Financing costs of borrowings	—	(17)	—	—	(17)
Debt repayments	—	—	(3)	—	(3)
Proceeds from the issuance of restricted shares	1	—	—	—	1
Repurchase of subsidiary preferred stock		(209)	—	—	(209)
Return of capital and dividends paid	(764)	(816)	(344)	1,160	(764)
Return of capital received	816	344	—	(1,160)	—
Change in intercompany	(52)	2	50	—	—

Net cash used in financing activities	1	—	(297)	—	(296)

Effect of foreign currency exchange rate changes on cash	—	—	9	—	9
Net increase (decrease) in cash and equivalents	—	—	(249)	—	(249)

Cash and equivalents at beginning of period	—	—	555	—	555
Cash and equivalents at end of period	$—	$—	$306	$—	$306

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2005 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay regular quarterly dividends, the adequacy of our existing sources of cash to support our existing operations the next twelve months and the effect of litigation and other investigations on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the continued decline in the global physical recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our Music Publishing business;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	our ability to act as a stand-alone company;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	weaknesses in our internal controls related to U.S. royalties that could affect our ability to ensure reliable financial reports;

•	the effects associated with the formation of Sony BMG Music Entertainment; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“New WMG” or “Acquisition Corp.”). New WMG is the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2005 and 2004. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2005 and 2004, as well as a discussion of our financial condition and liquidity as of December 31, 2005. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our indenture agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt.

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

OVERVIEW

Description of Business

We are one of the world’s major music content companies. Effective as of March 1, 2004, substantially all of Time Warner’s music division was acquired from Time Warner by us for approximately $2.6 billion.

We classify our business interests into two fundamental areas: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.

Our business is seasonal. Therefore, operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the United States. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are current incubator labels. In addition, we have recently launched Cordless Recordings, an “e-label” that gives its artists the ability to come to market with one or several songs in the digital formats without the need to create an entire album. We have also entered into strategic ventures with other record labels.

Our Recorded Music operations also include a catalog division named Rhino Entertainment (“Rhino”). Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to/from third parties for various uses, including film and television soundtracks.

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

Music Publishing Operations

Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also formerly included Warner Bros. Publications (“WBP”), which marketed printed versions of our music throughout the world. On May 31, 2005, we sold WBP to Alfred Publishing. The sale is not expected to have a material effect on our future operating results and financial condition.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past five years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new markets are just beginning to emerge. As of February 5, 2006, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 1.07% year-over-year. It is too soon to determine if the industry has stabilized and the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Restructuring

Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, in connection with the Acquisition, we executed a number of cost-saving initiatives in an attempt to realign our cost structure with the changing economics of the industry. These initiatives, primarily implemented in fiscal 2004 and the first half of fiscal 2005, included significant headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We completed substantially all of our restructuring efforts in fiscal 2005.

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

In addition, in connection with the Initial Common Stock Offering, we, among other things, repurchased the warrants issued as part of the initial purchase price consideration for the Acquisition from Time Warner for $138 million, we declared and paid a dividend to our stockholders prior to the Initial Common Stock Offering of $100.5 million, and terminated a management agreement with the Investor Group as discussed below.

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

In connection with the Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of December 31, 2005, Holdings had $178 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

Termination of Management/ Monitoring Agreement

As described in Note 20 to our audited consolidated financial statements included for the year ended September 30, 2005, we entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

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

The Investor Group terminated the Management Agreement and on May 16, 2005, we paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations for the fiscal year ended September 30, 2005. As a result, certain fees paid in prior periods do not appear in subsequent periods. We paid $3 million of Periodic Fees under the Management Agreement during the three months ended December 31, 2004. We no longer pay any Periodic Fees following the termination of the agreement.

Sale of Warner Bros. Publications

In May 2005, we sold Warner Bros. Publications, which conducted our sheet music operations. No gain or loss was recognized on the transaction, as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to our continuing involvement with Warner Bros. Publications, it is not reported as discontinued operations. The sale is not expected to have a material effect on our future operating results and financial condition. For the three months ended December 31, 2004 the operations sold generated revenues of approximately $15 million; operating income of approximately $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

The following table summarizes our historical results of operations:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,044	$1,088
Costs and expenses:
Cost of revenues	(530)	(581)
Selling, general and administrative expenses (1)	(323)	(331)
Amortization of intangible assets	(47)	(46)

Total costs and expenses	(900)	(958)

Operating income	144	130
Interest expense, net	(45)	(38)
Equity in the losses of equity-method investees, net	—	(1)
Unrealized loss on warrants	—	(22)
Other income, net	—	4
Minority interest expense	—	(5)

Income before income taxes	99	68
Income tax expense	(30)	(32)

Net income	$69	$36

(1)	Includes depreciation expense of: $11 million and $14 million for the three months ended December 31, 2005 and December 31, 2004, respectively.

Consolidated Historical Results

Revenues

Our revenues decreased $44 million, or 4%, to $1.044 billion for the three months ended December 31, 2005 as compared to $1.088 billion for the three months ended December 31, 2004. Excluding a $27 million unfavorable impact of foreign currency exchange rates and revenue of $15 million related to our sheet music business, which was sold in May 2005, total revenue declined by $2 million primarily due to declines in certain areas of our Music Publishing business. Excluding the impact of foreign currency rates, declines in worldwide physical sales were offset by increases in worldwide digital sales resulting in a $3 million increase in Recorded Music revenues. Digital revenues increased $44 million to $69 million for the three months ended December 31, 2005 as compared to $25 million for the three months ended December 31, 2004. Digital revenues represent 7% of consolidated revenues for the three months ended December 31, 2005, and grew by 30% from the fourth fiscal quarter of 2005. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online distribution channels for the music industry. International operations represented $585 million of consolidated revenues for the three months ended December 31, 2005 as compared to $601 million for the three months ended December 31, 2004, comprising 56% and 55% of total revenues, respectively.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased by $51 million, or 9%, to $530 million for the three months ended December 31, 2005 as compared to $581 million for the three months ended December 31, 2004. Expressed as a percent of revenues, cost of revenues was 51% and 53% for the three months ended December 31, 2005 and 2004, respectively. Excluding a $15 million benefit of foreign currency exchange rates, our cost of revenues decreased $36 million which was primarily due to (i) a $14 million decrease in royalty expense as prior year results reflect the sales of lower margin joint venture products, (ii) a 10 million decrease related to fewer unrecoverable artist advances and (iii) a $9 million decrease in product costs, which includes a $6 million decrease from the sale of our sheet music business and reflects declines in sales of physical product and the increased usage of digital distribution channels which generally have a better contribution margin due to the absence of certain manufacturing and distribution costs.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $8 million, or 2%, to $323 million for the three months ended December 31, 2005 as compared to $331 million for the three months ended December 31, 2004. Expressed as a percent of revenues, selling, general and administrative expenses were 31% and 30% for the three months ended December 31, 2005 and 2004, respectively. Excluding a $7 million benefit of foreign currency exchange rates and $5 million of expenses related to our print operations which were sold in 2005, selling, general and administrative expenses increased by $4 million, or 1%, primarily due to a $14 million increase in selling and marketing expense related to the timing of marketing costs related to our product release schedule in the current quarter. This increase was offset by (i) an $11 million decrease in general and administrative costs due to continued cost management and lower consulting and management fees and (ii) a $3 million decrease in depreciation expense discussed below. Stock compensation expense amounted to $6 million for the three months ended December 31, 2005 and $2 million for the three months ended December 31, 2004.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net loss for purposes of the discussion that follows:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$202	$190
Depreciation expense	(11)	(14)
Amortization expense	(47)	(46)

Operating income	144	130
Interest expense, net	(45)	(38)
Equity in the losses of equity-method investees, net	—	(1)
Unrealized loss on warrants	—	(22)
Other income, net	—	4
Minority interest expense	—	(5)

Income before income taxes	99	68
Income tax expense	(30)	(32)

Net income	$69	$36

OIBDA

Our OIBDA increased $12 million, or 6%, to $202 million for the three months ended December 31, 2005 as compared to $190 million for the three months ended December 31, 2004. Expressed as a percentage of revenues, total OIBDA margin was 19% for the three months ended December 31, 2005 as compared 17% for the three months ended December 31, 2004. Excluding an approximate $5 million impact of foreign currency exchange rates, OIBDA increased by $17 million, which was primarily a result of the decreases in costs of revenues and selling, general and administrative expenses offset by the decrease in revenues, which are more fully discussed above.

Depreciation expense

Our depreciation expense decreased by $3 million to $11 million for the three months ended December 31, 2005 as compared to $14 million for the three months ended December 31, 2004. The decrease primarily relates to lower capital spending since the Acquisition date.

Amortization expense

Our amortization expense increased by $1 million, or 2%, to $47 million for the three months ended December 31, 2005 as compared to $46 million for the three months ended December 31, 2004. The increase is due to additions and amortization associated with the various acquisitions of recorded music catalog and music publishing copyrights during fiscal 2005 and first quarter of fiscal 2006.

Operating income

Our operating income increased $14 million, or 11%, to $144 million for the three months ended December 31, 2005 as compared to $130 million for the three months ended December 31, 2004. The increase in operating income was primarily a result of the decreases in costs of revenues and selling, general and administrative expenses offset by the decrease in revenues, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

Interest expense, net

Our interest expense increased to $45 million for the three months ended December 31, 2005 compared to $38 million for the three months ended December 31, 2004. The increase in interest expense is due to a higher average debt balance as the three months ended December 31, 2005 includes interest expense related to an additional outstanding term loan of $250 million borrowed in May 2005 and the outstanding Holdings Discount Notes which were issued on December 23, 2004. See “—Financial Condition and Liquidity” for more information.

Equity in the losses of equity-method investees, net

The three months ended December 31, 2004 includes $1 million of equity in the losses of equity-method investees. There was no comparable charge recognized during the three months ended December 31, 2005.

Unrealized loss on warrants

We recognized a $22 million unrealized loss to mark-to-market the value of the warrants for the three months ended December 31, 2004. In connection with the Company’s Initial Common Stock Offering, we repurchased the three-year warrants issued to Time Warner in connection with the Acquisition at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

We recognized minority interest expense of $5 million for the three months ended December 31, 2004. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes. As such, there is no comparable charge recognized during the three months ended December 31, 2005.

Other Income, net

We recognized other income, net of $4 million for the three months ended December 31, 2004, which related to favorable foreign currency exchange rates movements associated with intercompany receivables and payables that were short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP. There was no comparable charge recognized during the three months ended December 31, 2005.

Income tax expense

We provided income tax expense of $30 million for the three months ended December 31, 2005 as compared to $32 million for the three months ended December 31, 2004. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit in 2005 on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for the three months ended December 31, 2005 and 2004 primarily relates to the tax provisions on foreign income.

Net income

Our net income increased $33 million to $69 million for the three months ended December 31, 2005 as compared to $36 million for the three months ended December 31, 2004. The increase is the result of increases in operating income and decreases in unrealized losses on warrants and minority interest expense, slightly offset by an increase in interest expense and a decrease in other income, as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$920	$940
OIBDA	$206	$194
Operating income	$166	$152

Music Publishing
Revenue	$131	$155
OIBDA	$21	$24
Operating income	$6	$10

Corporate and Revenue Eliminations
Revenue eliminations	$(7)	$(7)
OIBDA	$(25)	$(28)
Operating loss	$(28)	$(32)

Total
Revenue	$1,044	$1,088
OIBDA	$202	$190
Operating income	$144	$130

Recorded Music

Recorded Music revenues decreased by $20 million, or 2%, to $920 million for the three months ended December 31, 2005 from $940 million for the three months ended December 31, 2004. Excluding a $23 million unfavorable impact of foreign currency exchange rates, Recorded Music experienced a $3 million increase in revenue, which was primarily driven by an increase in digital sales of $43 million, which was comprised of a $29 million increase in U.S. Recorded Music digital sales and a $14 million increase in international sales of music in digital formats. Recorded Music revenues represented 88% and 86% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended December 31, 2005 and 2004, respectively. Digital sales were $64 million, or 7% of Recorded Music revenues for the three months ended December 31, 2005 and $21 million, or 2%, for the three months ended December 31, 2004. Digital gains were offset by declines in U.S. licensing revenue and physical sales of $35 million. International physical sales were flat, excluding the impact of foreign currency exchange rates, while international licensing revenues declined $5 million. U.S. Recorded Music revenues were $407 million and $413 million, or 44% of consolidated Recorded Music Revenues for the three months ended December 31, 2005 and 2004. International Recorded Music revenues were $513 million and $527 million, or 56% of consolidated Recorded Music Revenues for the three months ended December 31, 2005 and 2004.

Recorded Music OIBDA increased by $12 million, or 6%, to $206 million for the three months ended December 31, 2005 compared to $194 million for the three months ended December 31, 2004. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 22% and 21% for the three months ended December 31, 2005 and 2004, respectively. Excluding a $5 million unfavorable impact of foreign currency exchange rates, OIBDA increased $17 million primarily as a result of (i) a $10 million decrease in royalty expense, as prior year results reflected the sales of lower margin joint venture products, (ii) a $10 million decrease in unrecoverable artist royalty advances, (iii) a decrease in product costs of $3 million due to declines in physical sales and increases in digital sales, and (iv) the increase in revenue, more fully discussed above, which were offset by an increase in selling and marketing costs of $14 million, related to the timing of marketing costs related to our product release schedule in the current quarter.

Recorded Music operating income was $166 million for the three months ended December 31, 2005 as compared to $152 million for the three months ended December 31, 2004. Recorded Music operating income included the following components:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$206	$194
Depreciation and amortization	(40)	(42)

Operating income	$166	$152

The $14 million increase in Recorded Music operating income related to the $12 million increase in Recorded Music OIBDA more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $2 million.

Music Publishing

Music Publishing revenues decreased to $131 million for the three months ended December 31, 2005 as compared to $155 million for the three months ended December 31, 2004. Excluding a $4 million unfavorable impact of foreign currency exchange rates, Music Publishing revenues decreased by $20 million. The decline was primarily due the sale of our sheet music business to a third party in May 2005, which contributed a $15 million decrease in Music Publishing revenues. Declines in historical physical sales resulted in declines in mechanical and performance revenues of $4 million and $3 million, respectively, as mechanical and performance royalties are typically received on a lag. Music Publishing revenues consisted of $59 million of mechanical revenues, $45 million of performance revenues, $19 million of synchronization revenues, $5 million of revenues from digital sales and $3 million of other revenues. Digital sales represented 4% and 3% of Music Publishing revenues for the three months ended December 31, 2005 and 2004, respectively. Music Publishing revenues represented 13% and 14% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended December 31, 2005 and 2004, respectively.

Music Publishing OIBDA decreased $3 million to $21 million for the three months ended December 31, 2005 as compared to $24 million for the three months ended December 31, 2004. OIBDA decreased primarily as a result of the decrease in revenue more fully discussed above, which was offset by (i) a decrease in product costs of $7 million, (ii) a decrease in royalty expenses of $4 million and (iii) a decrease in general and administrative expenses of $6 million. These decreases in expenses were primarily due to the sale of our sheet music business.

Music Publishing operating income decreased to $6 million for the three months ended December 31, 2005 as compared to $10 million for the three months ended December 31, 2004. Music Publishing operating income includes the following components:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$21	$24
Depreciation and amortization	(15)	(14)

Operating income	$6	$10

The $4 million decrease in Music Publishing operating income related to the $3 million decrease in Music Publishing OIBDA described above and a $1 million increase in depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased $3 million, or 11%, to $25 million for the three months ended December 31, 2005 as compared to $28 million for the three months ended December 31, 2004. The decrease primarily relates to $3 million of management fee expense for the three months ended December 31, 2004 related to the Management Agreement, which was terminated in May 2005.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2005, we had $2.241 billion of debt, $278 million of cash and equivalents (net debt of $1.963 billion, defined as total debt less cash and equivalents) and $131 million of shareholders’ equity. This compares to $2.246 million of debt, $288 million of cash and equivalents (net debt of $1.958 billion) and $89 million of shareholders’ equity at September 30, 2005. Net debt increased by $5 million as a result of a lower cash balance and the quarterly accretion of our Holdings Discount Notes, which was offset by our quarterly repayment of our term loans under the senior secured credit facility and the impact of foreign currency exchange rates on our Sterling-denominated notes.

The increase in shareholders’ equity that occurred during the three months ended December 31, 2005 primarily related to $69 million of net income for the three months ended December 31, 2005. The increase was primarily offset by $38.6 million of dividends, which was comprised of our $19.3 million dividend declared on October 3, 2005 and paid on November 23, 2005 and our $19.3 million dividend declared on December 29, 2005 to be paid on February 17, 2006.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2005 and 2004 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$29	$63
Investing activities	(16)	(25)
Financing activities	(22)	(296)

Operating Activities

Cash provided by operations was $29 million for the three months ended December 31, 2005 compared to $63 million for the three months ended December 31, 2004. The $34 million decrease in cash provided by operations was primarily due to the timing of annual bonus payments, which occurred during the first fiscal quarter of 2006 as opposed to our second fiscal quarter of 2005 as a result of a change in fiscal year end date. This was offset by an increase in cash collections during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, due to higher prior period sales.

Investing Activities

Cash used in investing activities was $16 million for the three months ended December 31, 2005 compared to $25 million for the three months ended December 31, 2004. The $16 million of cash used in investing activities in the three months ended December 31, 2005 primarily reflects $5 million of capital expenditures and the acquisition of a small independent record label in Australia. The $25 million of cash used in investing activities in the three months ended December 31, 2004 primarily reflects $6 million of capital expenditures and the acquisition of an additional 30% interest in Maverick.

Financing Activities

Cash used in financing activities was $22 million for the three months ended December 31, 2005, a $274 million decrease as compared to $296 million for the three months ended December 31, 2004. Cash used in financing activities for the three months ended December 31, 2004 reflected returns of capital to the Investor Group prior to the Company’s Initial Common Stock Offering and the cash flows related to the Holdings Refinancing, which also included a redemption of subsidiary preferred stock. Cash used in financing activities for the three months ended December 31, 2005 consisted of our quarterly repayment of debt and the payment of a dividend.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $2 million of outstanding letters of credit as of December 31, 2005) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of December 31, 2005, our long-term debt consisted of $1.426 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $637 million of Acquisition Corp. senior subordinated notes and $178 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of December 31, 2005.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.426 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility, including the $250 million of new borrowings, matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2005, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and at least Ba2 by Moody’s. As of February 13, 2006 our term loan facility was rated B+ by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of December 31, 2005, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Subordinated Notes”). The Senior Subordinated Notes mature on April 15, 2014. The Senior Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December, 2004 Holdings issued the Holdings Notes. In connection with the Company’s Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of December 31, 2005, Holdings had $178 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

On December 29, 2005, the Company declared a dividend on its outstanding common stock. The dividend will be paid on February 17, 2006, to shareholders of record as of January 18, 2006, at a rate of $0.13 per share, representing a dividend of approximately $19.3 million in the aggregate (based on outstanding shares of 148,554,458 as of January 18, 2006, the record date for the dividend). The portion of the dividend with respect to unvested restricted stock of approximately $1 million will be paid at such time as such shares become vested.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of December 31, 2005, we were in compliance with all covenants under the credit facility.

Our borrowing arrangements, including the Holding Notes and the Acquisition Corp. Subordinated Notes contain certain financial covenants, which limit the ability of our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for Acquisition Corp. and Holdings Corp. to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp Subordinated Notes and the Holdings Notes, the Fixed Charge Coverage Ratio, as defined in the indentures agreements governing the notes, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in the indentures governing the Holdings Notes and the Acquisition Corp. Subordinated Notes as consolidated interest expense excluding certain non-cash interest expense.

In order for Acquisition Corp. to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, its Net Indebtedness to Adjusted EBITDA ratio and Net Senior Indebtedness to Adjusted EBITDA ratio, as defined in the indenture agreement governing the Acquisition Corp. Subordinated Notes, need to be lower than 3.75x and 2.5x, respectively, at the time of the restricted payment. In order for Holdings to make certain restricted payments, including payments to Warner Music Group Corp., its Net Indebtedness to Adjusted EBITDA ratio, as defined in the indenture agreement governing the Holdings Notes, needs to be lower than 4.25x at the time of the restricted payment.

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Subordinated Notes and Holdings Notes, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 22 to our audited consolidated financial statements for the twelve months ended September 30, 2005, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2005, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2005.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of December 31, 2005, the carrying value of these sterling notes was $172 million. Based on the principal amount of sterling-denominated notes outstanding as of December 31, 2005 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of December 31, 2005. The Company did not enter into any significant foreign exchange forward contracts in January and February of 2006.

We are exposed to interest rate risk with respect to our floating rate debt. During the three months ended December 31, 2005, we did not enter into additional interest rate swap agreements. As of December 31, 2005 we had total interest rate swap agreements in place to hedge total notional amounts of $897 million. Under existing interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of December 31, 2005 with no subsequent changes in rates for the remainder of the period.

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

Internal Controls

In connection with our audit for our 2005 fiscal year-end, our outside auditors identified a material weakness in our internal controls. A material weakness, as defined by the Public Company Accounting

Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff and enhancements to our current royalty systems are needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. See also “Risk Factors—Our outside auditors have identified weaknesses in our internal controls that could affect our ability to ensure reliable financial reports.”

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weakness in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we continue to review our disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. We will continue to devote resources to improve our controls and remedy the weakness related to our royalty systems identified during the completion of the most recent audit for the 2005 fiscal year-end.

Changes in Internal Control over Financial Reporting

We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure and continue to improve and refine our Internal Controls as an ongoing process and will continue to take corrective actions and implement improvements as appropriate.

There have been no changes in our Internal Controls over financial reporting or other factors during the quarterly period ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served Warner Music Group Corp. with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. We intend to cooperate fully with the Attorney General’s inquiry. Warner Music Group Corp. was also subsequently named in a class action lawsuit brought by consumers based on the same subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads. The complaint seeks unspecified compensatory, statutory and treble damages. The action, Richard Feferman et al. v. Universal et al. was filed on December 29, 2005 in the Superior Court of California, County of San Diego.

In addition to the matters discussed above, we are involved in other litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against us will have, individually, or in the aggregate, a material adverse effect on our business. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on us, including our brand value, because of defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

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

Our outside auditors noted that our domestic operations currently use different royalty systems, which has created certain complexities in reconciling royalty expense and payables. While we recognize that additional staff and enhancements to our current royalty systems are needed to cope with current requirements in royalty processing until a new system can be developed, we may not be able to hire and train additional staff. While we have begun to take actions to address the issues surrounding our royalty systems, including hiring outside resources to assist our internal personnel with royalties accounting and entering into a joint venture with Universal Music Group, Exigen Group and Lightspeed Venture Partners to build a new uniform royalty system for all U.S. operations, additional measures will be necessary and these measures along with other measures we expect to take to improve our internal controls may not be sufficient to address the issues identified by our outside auditors or ensure that our internal controls are effective. If we are unable to provide reliable financial reports our business and prospects could suffer material adverse effects and our share price could be adversely affected.

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. No significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by the International Federation of the Phonographic Industry (IFPI) at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.4% from 2002 to 2003 and 1.3% from 2003 to 2004. IFPI is in the process of gathering data for 2004 to 2005, but final data is not yet available. As of February 5, 2006 year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 1.07% year-over-year. It is too soon to determine if the industry has stabilized and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

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

Our business is seasonal. For the fiscal year ended September 30, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 32% of recorded music calendar year net sales during the last three months of calendar 2005 and 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and other obligations.

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

We have positioned ourselves to take advantage of the Internet and wireless technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital versus physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. While recent studies have indicated that consumers spend more on music in general when they begin to purchase music in digital form than previously, it remains unclear how consumer behavior will change when faced with the prospect of purchasing only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the twelve months ended December 31, 2005, approximately 52% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2005, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was introduced in New York to create a statute similar to Section 2855, which did not advance. There is no assurance that New York, California or any other state will not reintroduce or introduce similar legislation in the future. In fact, legislation similar to Section 2855 has been introduced in the New York Assembly. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

We are highly leveraged. As of December 31, 2005, our total consolidated indebtedness was $2.241 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $2 million of current letters of credit).

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2005 we had approximately 148.5 million shares of common stock outstanding. Of those shares, the 32.6 million shares sold in our Initial Common Stock Offering in May 2005 are freely tradable. Of the remaining shares, approximately 8.3 million shares represent restricted stock. Of these shares, approximately 1.3 million shares were vested as of December 31, 2005. The approximately 107.5 million remaining shares plus the vested restricted stock will be eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group, which collectively beneficially own approximately 107.5 million shares, have the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management, will be able to participate in such registration. In addition, notwithstanding the foregoing, we have registered all 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8 and such shares may be sold as provided therein.

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

ITEM 5. OTHER INFORMATION

The Company is in the process of finding two additional independent audit committee members in compliance with the New York Stock Exchange rules.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (1)

10.1	Third Supplemental Indenture, dated as of September 28, 2005, to the Indenture dated April 8, 2004 as amended by the First Supplemental Indenture dated as of November 16, 2004 and the Second Supplemental Indenture dated as of May 17, 2005, among WMG Acquisition Corp., the subsidiary guarantor party thereto and Wells Fargo Bank, National Association, as Trustee. (2)

10.2	Fourth Supplemental Indenture, dated as of October 26, 2005, to the Indenture dated April 8, 2004 as amended by the First Supplemental Indenture dated as of November 16, 2004, the Second Supplemental Indenture dated as of May 17, 2005 and the Third Supplemental Indenture dated as of September 28, 2005, among WMG Acquisition Corp., the subsidiary guarantor party thereto and Wells Fargo Bank, National Association, as Trustee. (3)

10.3	Director Restricted Stock Award Agreement, dated as of November 4, 2005, between Warner Music Group Corp. and Shelby W. Bonnie. (4)

10.4	Assurance of Discontinuance dated November 22, 2005. (5)

31.1	Certification of the Chief Executive Officer pursuant Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Form 10-Q for the period ended March 31, 2005.
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 3, 2005.
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 27, 2005.
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2005.
(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2006

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)