Form 10-Q
period 2006-03-31
Warner Music Group Corp.
filed 2006-05-05
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer or an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 1, 2006, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 148,546,120.787.

WARNER MUSIC GROUP CORP.

ITEM 1. FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	March 31, 2006	September 30, 2005
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$359	$288
Short-term investments	61	—
Accounts receivable, less allowances of $230 and $218 million	530	637
Inventories	44	52
Royalty advances expected to be recouped within one year	196	190
Deferred tax assets	32	36
Other current assets	56	39

Total current assets	1,278	1,242
Royalty advances expected to be recouped after one year	196	190
Investments	24	21
Property, plant and equipment, net	147	157
Goodwill	876	869
Intangible assets subject to amortization, net	1,737	1,815
Intangible assets not subject to amortization	100	100
Other assets	106	104

Total assets	$4,464	$4,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$211	$247
Accrued royalties	1,088	1,057
Taxes and other withholdings	43	23
Current portion of long-term debt	17	17
Dividends payable	20	—
Other current liabilities	327	404

Total current liabilities	1,706	1,748
Long-term debt	2,226	2,229
Dividends payable	6	5
Deferred tax liabilities, net	192	201
Other noncurrent liabilities	225	226

Total liabilities	4,355	4,409

Commitments and Contingencies (See Note 9)

Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 148,496,538 and 148,455,313 shares issued and outstanding)	—	—
Additional paid-in capital	556	548
Accumulated deficit	(475)	(480)
Accumulated other comprehensive income, net	28	21

Total shareholders’ equity	109	89

Total liabilities and shareholders’ equity	$4,464	$4,498

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in millions, except per share amounts)
Revenues (b)	$796	$767
Costs and expenses:
Cost of revenues (a)	(409)	(400)
Selling, general and administrative expenses (a) (b)	(294)	(293)
Amortization of intangible assets	(48)	(47)

Total costs and expenses	(751)	(740)

Operating income	45	27
Interest expense, net	(45)	(52)
Equity in the gains of equity-method investees, net	1	—
Unrealized gain on warrants	—	39
Other income, net	2	—

Income before income taxes	3	14
Income tax expense	(10)	(10)

Net (loss) income	$(7)	$4

Net (loss) income per common share:
Basic	$(0.05)	$0.04

Diluted	$(0.05)	$(0.28)

Weighted average common shares:
Basic	141.9	107.7

Diluted	141.9	123.5

(a) Includes depreciation expense of	$(11)	$(14)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	4	—
Selling, general and administrative expense	(3)	(2)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Six Months Ended March 31, 2006 and 2005

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions, except per share amounts)
Revenues (b)	$1,840	$1,855
Costs and expenses:
Cost of revenues (a)	(939)	(981)
Selling, general and administrative expenses (a) (b)	(617)	(624)
Amortization of intangible assets	(95)	(93)

Total costs and expenses	(1,651)	(1,698)

Operating income	189	157
Interest expense, net (b)	(90)	(90)
Equity in the gains (losses) of equity-method investees, net	1	(1)
Unrealized gain on warrants	—	17
Minority interest expense (b)	—	(5)
Other income, net	2	4

Income before income taxes	102	82
Income tax expense	(40)	(42)

Net income	$62	$40

Net income per common share:
Basic	$0.44	$0.37

Diluted	$0.41	$0.19

Weighted average common shares:
Basic	141.7	107.6

Diluted	150.6	119.6

(a) Includes depreciation expense of	$(22)	$(28)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	4	—
Selling, general and administrative expense	(8)	(5)
Interest expense	—	(1)
Minority interest expense	—	(5)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended March 31, 2006 and 2005

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
Cash flows from operating activities
Net income	$62	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	121
Non-cash interest expense	26	30
Non-cash, stock-based compensation expense	8	9
Deferred taxes	(2)	2
Equity in the (gains) losses of equity-method investees, including distributions	(1)	1
Unrealized gain on warrants	—	(17)
Minority interest expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	108	103
Inventories	8	1
Royalty advances	(29)	9
Accounts payable and accrued liabilities	(66)	(22)
Other balance sheet changes	(26)	10

Net cash provided by operating activities	205	292

Cash flows from investing activities
Investments and acquisitions	(18)	(48)
Investments in short-term investments	(61)	—
Investment proceeds	—	1
Capital expenditures	(12)	(14)

Net cash used in investing activities	(91)	(61)

Cash flows from financing activities
Borrowings	—	696
Financing costs of borrowings	—	(17)
Quarterly debt repayments	(8)	(6)
Proceeds from the issuance of restricted shares	—	1
Repurchase of subsidiary preferred stock	—	(209)
Dividends and returns of capital paid	(37)	(807)

Net cash used in financing activities	(45)	(342)
Effect of foreign currency exchange rate changes on cash	2	3

Net increase (decrease) in cash and equivalents	71	(108)
Cash and equivalents at beginning of period	288	555

Cash and equivalents at end of period	$359	$447

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Equity (Unaudited)

Six Months Ended March 31, 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2005	148,455,313	$—	$548	$(480)	$21	$89
Comprehensive income:
Net income	—	—	—	62	—	62
Foreign currency translation adjustment	—	—	—	—	(2)	(2)
Deferred gains on derivative financial instruments	—	—	—	—	9	9

Total comprehensive income	—	—	—	62	7	69
Dividends	—	—	—	(57)	—	(57)
Issuance of stock options and restricted shares of common stock, net	41,225	—	8	—	—	8

Balance at March 31, 2006	148,496,538	$—	$556	$(475)	$28	$109

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). On May 10, 2005, the Company sold 32,600,000 shares of its common stock in an initial public offering (the “Initial Common Stock Offering”) and became a public company.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

The Company’s business is seasonal. Therefore, operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company has implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are the current recorded music incubator labels. In addition, the Company launched Cordless Recordings an “e-label” that gives artists the ability to come to market with one or several songs in digital formats without the need to create an entire album. Asylum, East West and Cordless Recordings make up the Company’s Independent Label Group (“ILG”). The Company has also entered into strategic ventures with other record labels.

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

The Company has signed a definitive agreement to acquire Ryko Corporation, a leading independent, integrated music and entertainment company. The acquisition is expected to close during the third quarter of fiscal 2006. See Note 3.

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

and ADA market, sell and deliver products, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers throughout the country. Recorded music products are also sold in physical form to Internet physical retailers. In addition, the Internet and wireless networks have become increasingly important sales channels for records in non-physical forms.

In the U.S., the Company’s recorded music operations are conducted principally through its major record labels—Warner Bros. Records and The Atlantic Records Group. In markets outside the U.S., recorded music activities are conducted through the Warner Music International (“WMI”) division and its various subsidiaries, affiliates and non-affiliated licensees.

Music Publishing Operations

The Company’s music publishing business is focused on the exploitation of songs as intellectual property. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, the Company’s music publishing business garners a share of the revenues generated. In addition to the more traditional methods, the Company has implemented new initiatives to promote and develop emerging songwriters. For example, the Company’s music publishing business has its own incubator label, Perfect Game Recording Co.

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

The Company also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, the Company sold WBP to Alfred Publishing. See Note 3.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the financial position and the results of operations and cash flows for the periods presented in conformity

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K (Registration No. 001-32502).

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

Short-term Investments

The Company considers all investments with maturities greater than three months, but less than one year, when purchased to be short-term investments. Short-term investments include high-quality, investment grade securities such as taxable auction rate securities as well as commercial paper and corporate bonds. Auction rate securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on such securities are included in accumulated other comprehensive income (loss). Commercial paper and corporate bonds that the Company has both the positive intent and ability to hold to maturity are carried at cost and classified as held to maturity.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FAS 123 to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company expenses deferred stock- based compensation on an accelerated basis over the vesting period of the stock award. Effective October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. There was no impact to the Company’s results of operations or financial position as a result of the adoption of FAS 123(R).

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts. The following summary sets forth the components of comprehensive (loss) income, net of related taxes, for the three and six months ended March 31, 2006 and 2005 (in millions):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Net (loss) income	$(7)	$4	$62	$40
Foreign currency translation gains (losses)	—	13	(2)	(12)
Derivative financial instruments gains	2	7	9	10

Comprehensive (loss) income	$(5)	$24	$69	$38

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Basic and diluted net income (loss) per common share:
Numerator:
Net income (loss) for basic calculation	$(7)	$4	$62	$40
Less: Unrealized gain on warrants	—	(39)	—	(17)

Net income (loss) for diluted calculation	$(7)	$(35)	$62	$23

Denominator:
Weighted average common shares outstanding for basic calculation (a)	141.9	107.7	141.7	107.6

Weighted average common outstanding shares for diluted calculation	141.9	123.5	150.6	119.6

Net income (loss) per common share—basic	$(0.05)	$0.04	$0.44	$0.37

Net income (loss) per common share—diluted	$(0.05)	$(0.28)	$0.41	$0.19

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

The calculation of diluted net income (loss) per share for each of the periods includes the effects of the assumed exercise of any outstanding stock options or warrants, and the assumed vesting of shares of restricted stock where dilutive. The assumed exercise of outstanding stock options and the assumed vesting of restricted stock represent the following dilutive effect (in millions of shares):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Stock options	2.7	3.2	2.6	2.7
Restricted stock	6.2	6.9	6.3	6.8
Warrants	—	5.7	—	2.5

	8.9	15.8	8.9	12.0

The Company recognized a net loss for the three months ended March 31, 2006. Therefore, the effects from the assumed exercise of any outstanding stock options or warrants, or the assumed vesting of shares of restricted stock, during such period would be antidilutive. Accordingly, they have not been included in the presentation of diluted net income (loss) per share for the three months ended March 31, 2006.

See Note 19 in the Company’s audited consolidated financial statements for the year ended September 30, 2005 for a summary of the terms of the warrants that were issued to Time Warner in connection with the Acquisition. The Company repurchased the warrants from Time Warner in May 2005 for approximately $138 million.

3. Significant Acquisitions and Dispositions

Acquisition of Ryko Corporation

In March 2006, the Company entered into a definitive agreement to acquire Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company, for approximately $67.5 million, subject to post-closing purchase price adjustments. Ryko consists of a recorded music label, Rykodisc, which focuses on a range of contemporary music and comedy releases and numerous film and television soundtracks and Ryko Distribution, which distributes music and DVD releases from Rykodisc as well as from independent third-party record and video labels. Additionally, Ryko owns a catalog of more than 1,000 titles of rock, folk, jazz, world, blues and alternative albums including Restless Records’ catalog of punk, new wave and soundtrack recordings. The catalog and roster includes artists such as Frank Zappa, Joe Jackson, Soul Asylum, The Flaming Lips and They Might Be Giants. Completion of the transaction is subject to customary closing conditions including regulatory clearances, and is expected to close in the third quarter of fiscal 2006. Under the purchase method of accounting the acquisition cost will be allocated to the underlying net assets based on their fair values, including identifiable intangible assets such as music catalog and artist contracts. The excess of the purchase price over the estimated fair value of the net assets acquired, if any, will be recorded primarily as goodwill.

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

transaction was accounted for under the purchase method of accounting, and the results of operations of Bad Boy are included in the Company’s results of operations from its acquisition date.

Sale of Warner Bros. Publications

In May 2005 the Company sold WBP, which conducted the Company’s sheet music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to the Company’s continuing involvement with Warner Bros. Publications, it was not reported as discontinued operations.

The sale is not expected to have a material effect on the future operating results and financial condition of the Company. For the three months ended March 31, 2005, the operations sold generated revenues of approximately $11 million; an operating loss of $1 million; an operating loss before depreciation and amortization expense of $1 million; and a net loss of approximately $1 million. For the six months ended March 31, 2005, the operations sold generated revenues of approximately $26 million and had no operating income, operating income before depreciation and amortization expense, or net income.

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

4. Inventories

Inventories consist of the following (in millions):

	March 31, 2006	September 30, 2005
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$80	$84
Published sheet music and song books	2	2

	82	86
Less reserve for obsolescence	(38)	(34)

	$44	$52

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

5. Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2005	Acquisitions	Other (a)	March 31, 2006
	(audited)			(unaudited)
Intangible assets subject to amortization:
Record music catalog	$1,242	$4	$(2)	$1,244
Music publishing copyrights	817	9	2	828
Artist contracts	31	4	—	35
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,104	17	—	2,121
Accumulated amortization	(289)			(384)

Total net intangible assets subject to amortization	1,815			1,737
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,915			$1,837

(a)	Other represents foreign currency translation adjustments.

6. Restructuring Costs

Acquisition-Related Restructuring Costs

As of March 31, 2006, the Company had approximately $36 million of liabilities for Acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs in fiscal 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2005	$14	$35	$49
Cash paid during the six months ended March 31, 2006	(7)	(1)	(8)
Non-cash reductions during the six months ended March 31, 2006 (a)	—	(2)	(2)
Reversal of excess liabilities(b)	(1)	(2)	(3)

Liability as of March 31, 2006	$6	$30	$36

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.
(b)	Excess liabilities were reversed through the statement of operations.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

7. Debt

The Company’s long-term debt consists of (in millions):

	March 31, 2006	September 30, 2005
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,422	1,430

	1,422	1,430
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp	174	177
9.5% Senior Discount Notes due 2014—Holdings	182	174

Total debt	2,243	2,246
Less current portion	(17)	(17)

Total long term debt	$2,226	$2,229

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

Holdings’ guarantee of borrowings by Acquisition Corp. under the Company’s senior secured credit facility. In addition, the Holdings Discount Notes are structurally subordinated to the Senior Subordinated Notes of Acquisition Corp.

The indentures limit Holdings’ ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred shares; (ii) pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt without securing the notes; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) enter into certain transactions with affiliates; and (viii) designate its subsidiaries as unrestricted subsidiaries.

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

In connection with the Holdings Refinancing, the Company paid a $465 million return of capital to its Class L common shareholders, of which $422 million was paid in December 2004 and $43 million was paid in March 2005. The remaining $7 million from the Holdings Refinancing was declared and paid as a dividend to the Company’s shareholders in May 2005.

On October 3, 2005, December 29, 2005 and March 14, 2006 the Company declared dividends on its outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006 and May 3, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the six months ended March 31, 2006, 1,244,822 shares of restricted stock purchased by or awarded to certain employees vested.

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and six month periods ended March 31, 2006 and 2005 by segment and on a consolidated basis (in millions):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
Recorded Music	$1	$4	$4	$6
Music Publishing	—	1	1	1
Corporate expenses	1	2	3	2

Total	$2	$7	$8	$9

9. Commitments and Contingencies

Radio Promotion Activities

In 2004 and 2005, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation of the relationship between music companies and

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005, the Company reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. On July 25, 2005, Sony BMG reached a settlement with the Attorney General in connection with the same industry-wide investigation. Subsequent to the Company’s settlement, two independent labels have filed related antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company intends to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, the Company has been named in a total of fourteen class action lawsuits (five in New York, eight in California and one in Washington D.C.) related to the pricing of digital music downloads, which are expected to be consolidated into one case. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads. The complaints generally seek unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

In addition to the matters discussed above, the Company is involved in other litigation arising in the normal course of our business. Management does not believe that any legal proceedings pending against the Company will have, individually, or in the aggregate, a material adverse effect on its business. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on the Company, including its brand value, because of defense costs, diversion of management resources and other factors.

10. Derivative Financial Instruments

During the six months ended March 31, 2006, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments or any new foreign currency hedge programs. As of March 31, 2006, the Company had interest rate swap agreements to hedge a total notional

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

debt amount of $897 million and recorded deferred gains in comprehensive income of $16 million. Additionally, as of March 31, 2006 the Company had approximately $1 million of deferred net gains in comprehensive income related to foreign currency hedging.

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

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
Revenues
Recorded music	$676	$621	$1,596	$1,561
Music publishing	129	154	260	309
Corporate expenses and eliminations	(9)	(8)	(16)	(15)

Total revenues	$796	$767	$1,840	$1,855

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
OIBDA
Recorded music	$81	$72	$287	$266
Music publishing	47	47	68	71
Corporate expenses and eliminations	(24)	(31)	(49)	(59)

Total OIBDA	$104	$88	$306	$278

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$7	$9	$14	$18
Music publishing	1	1	2	2
Corporate expenses and eliminations	3	4	6	8

Total depreciation	$11	$14	$22	$28

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
Amortization of Intangibles Assets
Recorded music	$34	$33	$67	$66
Music publishing	14	14	28	27
Corporate expenses and eliminations	—	—	—	—

Total amortization	$48	$47	$95	$93

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
Operating Income (Loss)
Recorded music	$40	$30	$206	$182
Music publishing	32	32	38	42
Corporate expenses and eliminations	(27)	(35)	(55)	(67)

Total operating income	$45	$27	$189	$157

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(in millions)
Reconciliation of OIBDA to Operating Income
OIBDA	$104	$88	$306	$278
Depreciation expense	(11)	(14)	(22)	(28)
Amortization expense	(48)	(47)	(95)	(93)

Operating income	$45	$27	$189	$157

12. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $71 million during the six months ended March 31, 2006 and $66 million during the six months ended March 31, 2005. The Company paid approximately $26 million and $23 million of income and withholding taxes in the six months ended March 31, 2006 and 2005, respectively. The Company received $4 million and $9 million of income tax refunds in the six months ended March 31, 2006 and 2005, respectively.

Non-cash Transactions

There were no significant non-cash investing and financing activities during the six months ended March 31, 2006 and 2005.

13. Subsequent Event

Certain of the stock options and restricted shares of common stock awarded by the Company vest upon the occurrence of a 3x liquidity event, which is defined with respect to the awards as the occurrence of an event that implies an aggregate value for the equity held by the Investor Group of 3x its initial value, as adjusted for prior dividends or other returns of capital received. In April 2006, the 3x liquidity event, as defined, occurred, which resulted in the vesting of 1,169,932 shares of restricted common stock awarded to or purchased by employees of the Company and 516,719 stock options awarded to employees of the Company. In addition, the Company paid out accrued dividends owed to restricted stockholders of $1.3 million upon the occurrence of the 3x liquidity event and the subsequent vesting of their restricted shares. In accordance with the requirements of FAS 123(R), the Company recognizes the compensation for these awards over the employee’s requisite service period. Accordingly, there is no impact of this event to the Company’s statement of operations.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Financial Statements of Registrant

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp.

Holdings has issued and outstanding the Holdings Discount Notes. The Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Discount Notes, (ii) Holdings, which is the issuer of the Holdings Discount Notes, (iii) the subsidiaries of Holdings and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

The Company and Holdings are holding companies that conduct substantially all their business operations through Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Senior Subordinated Notes issued by Acquisition Corp., and the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (unaudited)

March 31, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$48	$—	$311	$—	$359
Short-term investments	34	—	27	—	61
Accounts receivable, net	—	—	530	—	530
Due from (to) affiliates	(1)	—	1	—	—
Inventories	—	—	44	—	44
Royalty advances expected to be recouped within one year	—	—	196	—	196
Deferred tax assets	—	—	32	—	32
Other current assets	—	—	56	—	56

Total current assets	81	—	1,197	—	1,278
Royalty advances expected to be recouped after one year	—	—	196	—	196
Investments in and advances to (from) consolidated subsidiaries	56	234	24	(290)	24
Property, plant and equipment	—	—	147	—	147
Goodwill	—	—	876	—	876
Intangible assets subject to amortization	—	—	1,737	—	1,737
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	102	—	106

Total assets	$137	$238	$4,379	$(290)	$4,464

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$211	$—	$211
Accrued royalties	—	—	1,088	—	1,088
Taxes and other withholdings	—	—	43	—	43
Current portion of long-term debt	—	—	17	—	17
Dividends payable	20	—	—	—	20
Other current liabilities	—	—	327	—	327

Total current liabilities	20	—	1,686	—	1,706
Long-term debt	—	182	2,044	—	2,226
Dividends payable	6	—	—	—	6
Deferred tax liabilities, net	—	—	192	—	192
Other noncurrent liabilities	2	—	223	—	225

Total liabilities	28	182	4,145	—	4,355
Total shareholders’ equity	109	56	234	(290)	109

Total liabilities and shareholders’ equity	$137	$238	$4,379	$(290)	$4,464

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (audited)

September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$40	$1	$247	$—	$288
Accounts receivable, net	—	—	637	—	637
Due (to) from affiliates	15	(23)	8	—	—
Inventories	—	—	52	—	52
Royalty advances expected to be recouped within one year	—	—	190	—	190
Deferred tax assets	—	—	36	—	36
Other current assets	—	—	39	—	39

Total current assets	55	(22)	1,209	—	1,242
Royalty advances expected to be recouped after one year	—	—	190	—	190
Investments in and advances to (from) consolidated subsidiaries	43	235	—	(278)	—
Investments	—	—	21	—	21
Property, plant and equipment	—	—	157	—	157
Goodwill	—	—	869	—	869
Intangible assets subject to amortization	—	—	1,815	—	1,815
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	100	—	104

Total assets	$98	$217	$4,461	$(278)	$4,498

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1	$—	$246	$—	$247
Accrued royalties	—	—	1,057	—	1,057
Taxes and other withholdings	—	—	23	—	23
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	1	—	403	—	404

Total current liabilities	2	—	1,746	—	1,748
Long-term debt	—	174	2,055	—	2,229
Dividends payable	5	—	—	—	5
Deferred tax liabilities, net	—	—	201	—	201
Other noncurrent liabilities	2	—	224	—	226

Total liabilities	9	174	4,226	—	4,409
Total shareholders’ equity	89	43	235	(278)	89

Total liabilities and shareholders’ equity	$98	$217	$4,461	$(278)	$4,498

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statements of Operations (unaudited)

For The Three Months Ended March 31, 2006 and March 31, 2005

	Three months ended March 31, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$796	$—	$796
Costs and expenses:
Cost of revenues	—	—	(409)	—	(409)
Selling, general and administrative expenses	—	—	(294)	—	(294)
Amortization of intangible assets	—	—	(48)	—	(48)

Total costs and expenses	—	—	(751)	—	(751)

Operating income	—	—	45	—	45
Interest expense, net	—	(4)	(41)	—	(45)
Equity in the gains (losses) of equity method investees	—	—	1	—	1
Equity in the gains (losses) of consolidated subsidiaries	(7)	(3)	—	10	—
Other income, net		—	2		2

Income before income taxes	(7)	(7)	7	10	3
Income tax expense	—	—	(10)	—	(10)

Net (loss) income	$(7)	$(7)	$(3)	$10	$(7)

	Three months ended March 31, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$767	$—	$767
Costs and expenses:
Cost of revenues	—	—	(400)	—	(400)
Selling, general and administrative expenses	—	—	(293)	—	(293)
Amortization of intangible assets	—	—	(47)	—	(47)

Total costs and expenses	—	—	(740)	—	(740)

Operating income	—	—	27	—	27
Interest expense, net	—	(17)	(35)	—	(52)
Equity in the gains (losses) of consolidated subsidiaries	35	18	—	(53)	—
Unrealized losses on warrants	39	—	—	—	39
Minority interest	—	—	—	—	—
Other income, net	—	—	—	—	—

Income before income taxes	74	1	(8)	(53)	14
Income tax expense	—	—	(10)	—	(10)

Net income (loss)	$74	$1	$(18)	$(53)	$4

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statements of Operations (unaudited)

For The Six Months Ended March 31, 2006 and March 31, 2005

	Six months ended March 31, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,840	$—	$1,840
Costs and expenses:
Cost of revenues	—	—	(939)	—	(939)
Selling, general and administrative expenses	—	—	(617)	—	(617)
Amortization of intangible assets	—	—	(95)	—	(95)

Total costs and expenses	—	—	(1,651)	—	(1,651)

Operating income	—	—	189	—	189
Interest expense, net	—	(8)	(82)	—	(90)
Equity in the gains (losses) of equity method investees	—	—	1	—	1
Equity in the gains (losses) of consolidated subsidiaries	62	70	—	(132)	—
Other income, net	—	—	2	—	2

Income before income taxes	62	62	110	(132)	102
Income tax expense	—	—	(40)	—	(40)

Net income (loss)	$62	$62	$70	$(132)	$62

	Six months ended March 31, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,855	$—	$1,855
Costs and expenses:
Cost of revenues	—	—	(981)	—	(981)
Selling, general and administrative expenses	—	—	(624)	—	(624)
Amortization of intangible assets	—	—	(93)	—	(93)

Total costs and expenses	—	—	(1,698)	—	(1,698)

Operating income	—	—	157	—	157
Interest expense, net	(1)	(18)	(71)	—	(90)
Equity in the gains (losses) of equity method investees, net	—	—	(1)	—	(1)
Equity in the gains (losses) of consolidated subsidiaries	24	47	—	(71)	—
Unrealized losses on warrants	17		—	—	17
Minority interest	(5)	—	—	—	(5)
Other income, net	—	—	4	—	4

Income before income taxes	35	29	89	(71)	82
Income tax expense	—	—	(42)	—	(42)

Net income (loss)	$35	$29	$47	$(71)	$40

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$62	$62	$70	$(132)	$62
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	117	—	117
Non-cash interest expense	—	8	18	—	26
Non-cash stock compensation expense	—	—	8	—	8
Deferred taxes	—	—	(2)	—	(2)
Equity in the losses of equity-method investees, including distributions	—	—	(1)	—	(1)
Equity in the losses of consolidated subsidiaries	(62)	(70)	—	132	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	108	—	108
Inventories	—	—	8	—	8
Royalty advances	—	—	(29)	—	(29)
Accounts payable and accrued liabilities	—	—	(66)	—	(66)
Other balance sheet changes	—	—	(26)	—	(26)

Net cash provided by operating activities	—	—	205	—	205

Cash flows from investing activities:
Investments and acquisitions	—	—	(18)	—	(18)
Investments in short term investments	(34)	—	(27)	—	(61)
Capital expenditures	—	—	(12)	—	(12)

Net cash used in investing activities	(34)	—	(57)	—	(91)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(8)	—	(8)
Capital contributions received/paid	(3)	3	—	—	—
Increase in intercompany	—	(8)	8	—	—
Returns of capital and dividends paid	45	4	(86)	—	(37)

Net cash used in financing activities	42	(1)	(86)	—	(45)

Effect of foreign currency exchange rate changes on cash	—	—	2	—	2

Net increase (decrease) in cash and equivalents	8	(1)	64	—	71
Cash and equivalents at beginning of period	40	1	247	—	288

Cash and equivalents at end of period	$48	$—	$311	$—	$359

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$35	$29	$47	$(71)	$40
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	121	—	121
Non-cash interest expense	—	13	17	—	30
Non-cash stock compensation expense	—	—	9	—	9
Deferred taxes	—	—	2	—	2
Equity in the (income) losses of equity-method investees, including distributions	—	—	1	—	1
Equity in the (gains) losses of consolidated subsidiaries	(24)	(47)	—	71	—
Unrealized gain on warrants	(17)	—	—	—	(17)
Minority interest expense	5	—	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	—	—	103	—	103
Inventories	—	—	1	—	1
Royalty advances	—	—	9	—	9
Accounts payable and accrued liabilities	—	1	(23)	—	(22)
Other balance sheet changes	—	—	10	—	10

Net cash provided by operating activities	(1)	(4)	297	—	292

Cash flows from investing activities:
Investments and acquisitions	—	—	(48)	—	(48)
Investment proceeds	—	—	1	—	1
Capital expenditures	—	—	(14)	—	(14)

Net cash used in investing activities	—	—	(61)	—	(61)

Cash flows from financing activities:
Borrowings	—	696	—	—	696
Financing costs of borrowings	—	(17)	—	—	(17)
Debt repayments	—	—	(6)	—	(6)
Proceeds from the issuance of restricted shares	1	—	—	—	1
Repurchase of subsidiary preferred stock		(209)	—	—	(209)
Return of capital and dividends paid	(807)	(816)	(344)	1,160	(807)
Return of capital received	816	344	—	(1,160)	—
Change in intercompany	(2)	6	(4)	—	—

Net cash used in financing activities	8	4	(354)	—	(342)

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3
Net increase (decrease) in cash and equivalents	7	—	(115)	—	(108)

Cash and equivalents at beginning of period	—	—	555	—	555
Cash and equivalents at end of period	$7	$—	$440	$—	$447

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the decline over the past five years in the global physical recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our music publishing business;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract could impair our ability to retain the services of key artists;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York and the Department of Justice;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	our ability to act as a stand-alone company;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	weaknesses in our internal controls related to U.S. royalties that could affect our ability to ensure reliable financial reports;

•	the effects associated with the formation of Sony BMG Music Entertainment; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

Parent and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2006 and 2005. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2006 and 2005, as well as a discussion of our financial condition and liquidity as of March 31, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Our business is seasonal. Therefore, operating results for the three and six month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the United States. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are the current recorded music incubator labels. In addition, we have recently launched Cordless Recordings, an “e-label” that gives its artists the ability to come to market with one or several songs in the digital formats without the need to create an entire album. Asylum, East West and Cordless Recordings make up our Independent Label Group (“ILG”). We have also entered into strategic ventures with other record labels.

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

We have signed a definitive agreement to acquire Ryko Corporation, a leading independent, integrated music and entertainment company. The acquisition is expected to close during the third quarter of fiscal 2006.

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

Music Publishing Operations

Our Music Publishing operations include Warner/Chappell Music, Inc. and its wholly owned subsidiaries, and certain other music publishing affiliates. We own or control the rights to more than one million musical compositions, including numerous pop music hits, American standards, folk songs and motion picture and theatrical compositions. Our Music Publishing operations also formerly included Warner Bros. Publications (“WBP”), which marketed printed versions of our music throughout the world. On May 31, 2005, we sold WBP to Alfred Publishing. The sale is not expected to have a material effect on our future operating results and financial condition. In addition to the more traditional methods, we have implemented new initiatives to promote and develop emerging songwriters. For example, our music publishing business has its own incubator label, Perfect Game Recording Co.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past five years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. However, new avenues for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, and revenue streams from these new sources are beginning to emerge. As reported by the International Federation of the Phonographic Industry (IFPI), sales of music via the Internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior year. As of April 30, 2006, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 2.03% year-over-year. However, sales of music through new avenues are beginning to offset the declines seen in prior years. It is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in CD and other recorded music formats.

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

In addition, in connection with the Initial Common Stock Offering, we, among other things, repurchased the warrants issued as part of the initial purchase price consideration for the Acquisition from Time Warner for $138 million, we declared and paid a dividend to our stockholders prior to the Initial Common Stock Offering of $100.5 million, terminated a management agreement with the Investor Group as discussed below and borrowed an additional $250 million under the term loan portion of our senior secured credit facility.

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

In connection with the Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of March 31, 2006, Holdings had $182 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

Termination of Management/Monitoring Agreement

As described in Note 20 to our audited consolidated financial statements for the year ended September 30, 2005, we entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

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

The Investor Group terminated the Management Agreement and on May 16, 2005, we paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations for the fiscal year ended September 30, 2005. As a result, certain fees paid in prior periods do not appear in subsequent periods. We paid $2.5 million and $5 million of Periodic Fees under the Management Agreement during the three and six months ended March 31, 2005, respectively. We no longer pay any Periodic Fees following the termination of the agreement.

Sale of Warner Bros. Publications

In May 2005, we sold Warner Bros. Publications, which conducted our sheet music operations, to Alfred Publishing. No gain or loss was recognized on the transaction, as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to our continuing involvement with Warner Bros. Publications, it was not reported as discontinued operations. The sale is not expected to have a material effect on our future operating results and financial condition. For the three months ended March 31, 2005, the operations sold generated revenues of approximately $11 million; an operating loss of $1 million; an operating loss before depreciation and amortization expense of $1 million; and a net loss of approximately $1 million. For the six months ended March 31, 2005, the operations sold generated revenues of approximately $26 million and had no operating income, operating income before depreciation and amortization expense, or net income.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table summarizes our historical results of operations:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$796	$767
Costs and expenses:
Cost of revenues (1)	(409)	(400)
Selling, general and administrative expenses (1)	(294)	(293)
Amortization of intangible assets	(48)	(47)

Total costs and expenses	(751)	(740)

Operating income	45	27
Interest expense, net	(45)	(52)
Equity in gains of equity-method investees, net	1	—
Unrealized gain on warrants	—	39
Other income, net	2	—

Income before income taxes	3	14
Income tax expense	(10)	(10)

Net (loss) income	$(7)	$4

(1)	Includes depreciation expense of: $11 million and $14 million for the three months ended March 31, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues increased $29 million, or 4%, to $796 million for the three months ended March 31, 2006 as compared to $767 million for the three months ended March 31, 2005. Excluding a $31 million unfavorable impact of foreign currency exchange rates and prior year revenue of $11 million related to our sheet music business, which was sold in May 2005, total revenue increased by $71 million or 10%. Recorded Music revenues increased by $55 million, to $676 million for the three months ended March 31, 2006. Excluding a $21 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues rose $76 million, or 13%, comprised of a $21 million increase in physical sales and a $55 million increase in digital sales. Music Publishing revenues declined by $25 million to $129 million for the three months ended March 31, 2006. Excluding a $10 million unfavorable impact of foreign currency exchange rates and the prior year revenue related to our sold sheet music business, Music Publishing revenue declined $4 million or 3%. International operations represented $379 million of consolidated revenues for the three months ended March 31, 2006 as compared to $404 million for the three months ended March 31, 2005, comprising 48% and 53% of total revenues, respectively.

Overall digital revenues grew to $90 million for the three months ended March 31, 2006, as compared to $69 million for the three months ended December 31, 2005 and $35 million for the three months ended March 31, 2005. Digital revenues represented 11% of consolidated revenues for the three months ended March 31, 2006, up from 7% in the most recent reported quarter and 5% in the prior year same quarter. Total digital revenues for the three months ended March 31, 2006 was comprised of U.S. revenues of $64 million, or 71% of total digital revenues, and international revenues of $26 million, or 29% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased $9 million, or 2%, to $409 million for the three months ended March 31, 2006 as compared to $400 million for the three months ended March 31, 2005. Expressed as a percent of revenues, cost of revenues was 51% and 52% for the three months ended March 31, 2006 and 2005, respectively or 51% for each of the three months ended March 31, 2006 and 2005, excluding the impact of changes in foreign currency exchange rates and the sale of our sheet music business. Excluding a $21 million benefit of foreign currency exchange rates and $8 million of costs related to our sheet music business, which was sold in May 2005, our cost of revenues increased by $38 million. The increase was primarily due to increases in product costs of $27 million, which were a result of higher physical sales as well as the increased costs related to a number of special edition physical products sold in the quarter, such as CD/DVD box sets. As a percentage of revenues, artist and repertoire costs declined for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, excluding the impact of foreign currency exchange rates. The decrease relates to changes in product mix in the current quarter as compared to the prior-year quarter.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by $1 million, to $294 million for the three months ended March 31, 2006 as compared to $293 million for the three months ended March 31, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 37% and 38% for the three months ended March 31, 2006 and 2005, respectively. Excluding an $9 million benefit of foreign currency exchange rates and $4 million of expenses related to our print operations which were sold in May 2005, selling, general and administrative expenses increased by $14 million, or 5%, primarily related to a $13 million increase in selling and marketing expense which was the result of the timing of marketing costs incurred in relation to our product release schedule in the current quarter. General and administrative costs increased by $4 million, primarily due to a severance payment of $8 million related to the departure of the chairman of WMI, offset by the management fees incurred in the prior year of $2.5 million, due to the previously discussed termination of the Management Agreement. Additionally, depreciation expense decreased by $3 million as discussed below. Stock compensation expense amounted to $2 million for the three months ended March 31, 2006 and $7 million for the three months ended March 31, 2005.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net loss for purposes of the discussion that follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$104	$88
Depreciation expense	(11)	(14)
Amortization expense	(48)	(47)

Operating income	45	27
Interest expense, net	(45)	(52)
Equity in gains of equity-method investees	1	—
Unrealized gain on warrants	—	39
Other income, net	2	—

Income before income taxes	3	14
Income tax expense	(10)	(10)

Net (loss) income	$(7)	$4

OIBDA

Our OIBDA increased $16 million, or 18%, to $104 million for the three months ended March 31, 2006 as compared to $88 million for the three months ended March 31, 2005. Expressed as a percentage of revenues, total OIBDA margin was 13% for the three months ended March 31, 2006 as compared 11% for the three months ended March 31, 2005. Excluding an approximate $1 million unfavorable impact of foreign currency exchange rates, OIBDA increased by $17 million, which was primarily a result of the increases in revenues, offset by the increases in costs of revenues and selling, general and administrative expenses, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $3 million to $11 million for the three months ended March 31, 2006 as compared to $14 million for the three months ended March 31, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $1 million, or 2%, to $48 million for the three months ended March 31, 2006 as compared to $47 million for the three months ended March 31, 2005. The increase is due to various acquisitions of recorded music catalog and music publishing copyrights since the prior year.

Operating income

Our operating income increased $18 million, to $45 million for the three months ended March 31, 2006 as compared to $27 million for the three months ended March 31, 2005. The increase in operating income was primarily a result of the increases in revenues, offset by increases in costs of revenues and selling, general and administrative expenses, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense decreased to $45 million for the three months ended March 31, 2006 compared to $52 million for the three months ended March 31, 2005. The decrease in interest expense is due to a higher average debt balance in the prior year, as the three months ended March 31, 2005 included interest expense related the outstanding Holdings Floating Rate Notes and Holdings PIK Notes, which were fully redeemed in June 2005, as well as the Holdings Discount Notes, which were partially redeemed in June 2005. See “-Financial Condition and Liquidity” for more information.

Equity in the gains of equity-method investees, net

The three months ended March 31, 2006 includes $1 million of equity in the gains of equity-method investees. There was no comparable income for the three months ended March 31, 2005.

Unrealized gain on warrants

We recognized a $39 million unrealized gain to mark-to-market the value of the warrants issued to Time Warner in connection with the Acquisition for the three months ended March 31, 2005. In connection with the Company’s Initial Common Stock Offering, we repurchased the warrants at a cost of approximately $138 million, which approximated fair value at that date.

Other Income, net

We recognized other income, net, of $2 million for the three months ended March 31, 2006. Other income relates to favorable foreign currency exchange rate movements associated with intercompany receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP. There was no comparable income for the three months ended March 31, 2005.

Income tax expense

We provided income tax expense of $10 million for each of the three months ended March 31, 2006 and 2005. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for each of the three months ended March 31, 2006 and 2005 primarily relates to the tax provisions on foreign income.

Net (loss) income

Our net income decreased to a loss of $7 million for the three months ended March 31, 2006 as compared to net income of $4 million for the three months ended March 31, 2005. The decrease is primarily the result of the unrealized gain on warrants in the prior year offset by the increase in operating income in the current year, as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$676	$621
OIBDA	$81	$72
Operating income	$40	$30

Music Publishing
Revenue	$129	$154
OIBDA	$47	$47
Operating income	$32	$32

Corporate and Revenue Eliminations
Revenue eliminations	$(9)	$(8)
OIBDA	$(24)	$(31)
Operating loss	$(27)	$(35)

Total
Revenue	$796	$767
OIBDA	$104	$88
Operating income	$45	$27

Recorded Music

Recorded Music revenues increased by $55 million, or 9%, to $676 million for the three months ended March 31, 2006 from $621 million for the three months ended March 31, 2005. Excluding a $21 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $76 million, or 13%, which was driven by an increase in digital sales of approximately $55 million and an increase in physical sales of $21 million. Digital sales totaled $86 million, or 13% of Recorded Music revenues for the three months ended March 31, 2006 compared to $31 million, or 5%, for the three months ended March 31, 2005. Digital sales totaled $64 million, or 7% for the immediately preceding three months ended December 31, 2005. U.S. physical sales increased by approximately $26 million as a result of several key releases in the three months ended March 31, 2006, as well as significant sales of several carryover releases. International physical sales declined slightly, excluding the impact of foreign currency exchange rates. The decrease in international physical sales was more than offset by the increase in international digital sales.

Recorded Music revenues represented 85% and 81% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended March 31, 2006 and 2005, respectively. U.S. Recorded Music revenues were $361 million and $296 million, or 53% and 48% of consolidated Recorded Music revenues for the three months ended March 31, 2006 and 2005, respectively. International Recorded Music revenues were $315 million and $325 million, or 47% and 52% of consolidated Recorded Music revenues for the three months ended March 31, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $9 million, or 13%, to $81 million for the three months ended March 31, 2006 compared to $72 million for the three months ended March 31, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 12% for each of the three months ended March 31, 2006 and 2005. Excluding a $2 million unfavorable impact of foreign currency exchange rates, OIBDA increased $11 million primarily as a result of the $76 million increase in revenues more fully described above, offset by (i) a $27 million increase in product costs due to the increase in physical sales and changes to product mix previously described, (ii) a $13 million increase in selling and marketing expenses related to the timing of marketing costs incurred in relation to our product release schedule in the current quarter, (iii) an $11 million increase in general and administrative expenses due primarily to the $8 million severance payment made related to the departure of the chairman of WMI and (iv) an $11 million increase in artist and repertoire costs due to the increases in physical and digital sales previously described. As a percentage of Recorded Music revenues, artist and repertoire costs declined, excluding the impact of foreign currency exchange rates, as compared to the prior-year quarter.

Recorded Music operating income was $40 million for the three months ended March 31, 2006 as compared to $30 million for the three months ended March 31, 2005. Recorded Music operating income included the following components:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$81	$72
Depreciation and amortization	(41)	(42)

Operating income	$40	$30

The $10 million increase in Recorded Music operating income related to the $9 million increase in Recorded Music OIBDA more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $1 million.

Music Publishing

Music Publishing revenues decreased to $129 million for the three months ended March 31, 2006 as compared to $154 million for the three months ended March 31, 2005. Excluding a $10 million unfavorable impact of foreign currency exchange rates, and prior year revenue of $11 million from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $4 million, or 3%, and such decline was comprised of a $8 million decrease in mechanical revenue and a $2 million decline in synchronization revenue, offset by increases in performance revenue of $3 million and other revenues of $3 million. Mechanical revenue declines reflect prior-year industry declines in physical record sales. Music Publishing revenues consisted of $58 million of mechanical revenues, $42 million of performance revenues, $20 million of synchronization revenues, $4 million of revenues from digital sales and $5 million of other revenues. Digital sales represented 3% of Music

Publishing revenues for the three months ended March 31, 2006 and 2005. Music Publishing revenues represented 16% and 20% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended March 31, 2006 and 2005, respectively.

Music Publishing OIBDA was a flat $47 million for the three months ended March 31, 2006 and 2005. Excluding a $3 million unfavorable impact of changes in foreign currency exchange rates and a $1 million prior year OIBDA loss from our sheet music business, OIBDA increased by $2 million primarily as a result of a decrease in artist and repertoire costs, offset by the $4 million decrease in revenue discussed above. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 36% and 31% for the three months ended March 31, 2006 and 2005, respectively.

Music Publishing operating income was a flat $32 million for the three months ended March 31, 2006 and 2005. Music Publishing operating income includes the following components:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$47	$47
Depreciation and amortization	(15)	(15)

Operating income	$32	$32

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased $7 million, to $24 million for the three months ended March 31, 2006 as compared to $31 million for the three months ended March 31, 2005. The decrease primarily related to the absence of the management fees incurred in the prior year of $2.5 million, due to the previously discussed termination of the Management Agreement, along with a decrease in depreciation.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

The following table summarizes our historical results of operations:

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,840	$1,855
Costs and expenses:
Cost of revenues (1)	(939)	(981)
Selling, general and administrative expenses (1)	(617)	(624)
Amortization of intangible assets	(95)	(93)

Total costs and expenses	(1,651)	(1,698)

Operating income	189	157
Interest expense, net	(90)	(90)
Equity in the gains (losses) of equity-method investees, net	1	(1)
Unrealized gain on warrants	—	17
Other income, net	2	4
Minority interest expense	—	(5)

Income before income taxes	102	82
Income tax expense	(40)	(42)

Net income	$62	$40

(1)	Includes depreciation expense of: $22 million and $28 million for the six months ended March 31, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues decreased $15 million, or 1%, to $1.840 billion for the six months ended March 31, 2006 as compared to $1.855 billion for the six months ended March 31, 2005. Excluding a $58 million unfavorable impact of foreign currency exchange rates and prior year revenue of $26 million related to our sheet music business, which was sold in May 2005, total revenue increased by $69 million, or 4%, primarily due to significant increases in digital sales. Recorded Music revenues increased by $35 million, to $1.596 billion for the six months ended March 31, 2006. Excluding the impact of foreign currency exchange rates, Recorded Music revenues increased by $79 million or 5%, primarily driven by a decline of $19 million in worldwide Recorded Music physical sales, which was more than offset by an increase in worldwide Recorded Music digital sales of $98 million. Music Publishing revenues declined by $49 million, to $260 million for the six months ended March 31, 2006. Excluding the impact of foreign currency exchange rates and the prior year revenue related to our sold sheet music business, Music Publishing revenue declined $9 million, or 3%. International operations represented $964 million of consolidated revenues for the six months ended March 31, 2006 as compared to $1.005 billion for the six months ended March 31, 2005, comprising 52% and 54% of total revenues, respectively.

Overall digital revenues grew $99 million to $159 million for the six months ended March 31, 2006 as compared to $60 million for the six months ended March 31, 2005. Digital revenues represented 9% and 3% of consolidated revenues for the six months ended March 31, 2006 and 2005, respectively. Total digital revenues for the six months ended March 31, 2006 were comprised of U.S revenues of $113 million, or 71% of total digital revenues, and international revenues of $46 million, or 29% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased by $42 million, or 4%, to $939 million for the six months ended March 31, 2006 as compared to $981 million for the six months ended March 31, 2005. Expressed as a percent of revenues, cost of revenues was 51% and 53% for the six months ended March 31, 2006 and 2005, respectively. Excluding a $36 million favorable impact of foreign currency exchange rates and $17 million of expenses related to our sheet music business, which was sold in May 2005, our cost of revenues increased $11 million, or 1%. The increase was primarily due to increases in product costs of $24 million, which is related to the sale of special edition physical products, such as CD/DVD box sets in the current quarter, and was offset by a $17 million decrease in artist and repertoire costs related to the change in mix of products sold as well as fewer unrecoverable artist advances.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $7 million, or 1%, to $617 million for the six months ended March 31, 2006 as compared to $624 million for the six months ended March 31, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 34% for the six months ended March 31, 2006 and 2005. Excluding a $16 million benefit of foreign currency exchange rates and $9 million of expenses related to our sold sheet music business, selling, general and administrative expenses increased by $18 million, or 3%, primarily due to a $29 million increase in selling and marketing expense which was the result of the timing of marketing costs incurred in relation to our product release schedule in the current period, and a severance payment of $8 million related to the departure of the chairman of WMI. These increases were offset by a $4 million decrease in general and administrative costs, which was primarily the result of the absence of $5 million of management fees incurred in the prior year related to the terminated Management Agreement described above, and the decrease in depreciation expense of $6 million as discussed further below. Stock compensation expense amounted to $8 million for the six months ended March 31, 2006 and $9 million for the six months ended March 31, 2005.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net loss for purposes of the discussion that follows:

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$306	$278
Depreciation expense	(22)	(28)
Amortization expense	(95)	(93)

Operating income	189	157
Interest expense, net	(90)	(90)
Equity in the gains (losses) of equity-method investees, net	1	(1)
Unrealized gain on warrants	—	17
Minority interest expense	—	(5)
Other income, net	2	4

Income before income taxes	102	82
Income tax expense	(40)	(42)

Net income	$62	$40

OIBDA

Our OIBDA increased $28 million, or 10%, to $306 million for the six months ended March 31, 2006 as compared to $278 million for the six months ended March 31, 2005. Expressed as a percentage of revenues, total OIBDA margin was 17% for the six months ended March 31, 2006 as compared 15% for the six months ended March 31, 2005. Excluding an approximate $6 million unfavorable impact of foreign currency exchange rates, OIBDA increased by $34 million, or 13%, which was primarily a result of the increase in revenues offset by the increases in costs of revenues and selling, general and administrative expenses, which are more fully discussed above.

Depreciation expense

Our depreciation expense decreased by $6 million to $22 million for the six months ended March 31, 2006 as compared to $28 million for the six months ended March 31, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $2 million, or 2%, to $95 million for the six months ended March 31, 2006 as compared to $93 million for the six months ended March 31, 2005. The increase is due to various acquisitions of recorded music catalog and music publishing copyrights since the prior year.

Operating income

Our operating income increased $32 million, or 20%, to $189 million for the six months ended March 31, 2006 as compared to $157 million for the six months ended March 31, 2005. The increase in operating income was primarily a result of the increase in revenues offset by the increases in costs of revenues and selling, general and administrative expenses, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense was a flat $90 million for the six months ended March 31, 2006 and 2005. The six months ended March 31, 2006 includes interest expense related to an additional outstanding term loan of $250 million borrowed in May 2005, which is not reflected in the six months ended March 31, 2005. The six months ended March 31, 2005 included interest expense related the outstanding Holdings Floating Rate Notes and Holdings PIK Notes, which were fully redeemed in June 2005, as well as the Holdings Discount Notes, which partially redeemed in June 2005, in connection with the Holdings Redemption that is not included in the six months ended March 31, 2006. The net effect of these two transactions resulted in flat interest expense in the comparable periods. See “—Financial Condition and Liquidity” for more information.

Equity in the gains (losses) of equity-method investees, net

The six months ended March 31, 2006 includes $1 million of equity in the gains of equity-method investees, as compared to $1 million of equity in the losses of equity-method investees during the six months ended March 31, 2005.

Unrealized gain on warrants

We recognized a $17 million unrealized gain to mark-to-market the value of the warrants issued to Time Warner in connection with the Acquisition for the six months ended March 31, 2005. In connection with the Company’s Initial Common Stock Offering, we repurchased the warrants at a cost of approximately $138 million, which approximated fair value at that date.

Other Income, net

We recognized other income, net of $2 million for the six months ended March 31, 2006 as compared to $4 million for the six months ended March 31, 2005. Other income relates to favorable foreign currency exchange rates movements associated with intercompany receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP.

Minority interest expense

We recognized minority interest expense of $5 million for the six months ended March 31, 2005. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully repaid in December 2004 from the proceeds of the Holdings Notes. As such, there is no comparable charge recognized during the six months ended March 31, 2006.

Income tax expense

We provided income tax expense of $40 million for the six months ended March 31, 2006 as compared to $42 million for the six months ended March 31, 2005. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for the six months ended March 31, 2006 and 2005 primarily relates to the tax provisions on foreign income.

Net income

Our net income increased $22 million to $62 million for the six months ended March 31, 2006 as compared to $40 million for the six months ended March 31, 2005. The increase is the primarily a result of increases in operating income and the decrease in minority interest expense, described above. These were offset by the absence of the unrealized gain on warrants in the current period, and the decline in other income as described more fully above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$1,596	$1,561
OIBDA	$287	$266
Operating income	$206	$182

Music Publishing
Revenue	$260	$309
OIBDA	$68	$71
Operating income	$38	$42

Corporate and Revenue Eliminations
Revenue eliminations	$(16)	$(15)
OIBDA	$(49)	$(59)
Operating loss	$(55)	$(67)

Total
Revenue	$1,840	$1,855
OIBDA	$306	$278
Operating income	$189	$157

Recorded Music

Recorded Music revenues increased by $35 million, or 2%, to $1.596 billion for the six months ended March 31, 2006 from $1.561 billion for the six months ended March 31, 2005. Excluding a $44 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $79 million, or 5%, which was primarily driven by an increase in digital sales of $98 million offset by a decline in licensing revenue and physical sales of $19 million. Digital sales totaled $150 million, or 9% of Recorded Music revenues for the six months ended March 31, 2006 and $52 million, or 3%, for the six months ended March 31, 2005. Worldwide digital gains more than offset declines in licensing revenue and physical sales, which was comprised of declines in international physical sales of $5 million, international licensing revenue declines of $5 million and U.S physical sales declines of $9 million.

Recorded Music revenues represented 87% and 84% of consolidated revenues, prior to corporate and revenue eliminations, for the six months ended March 31, 2006 and 2005, respectively. U.S. Recorded Music revenues were $768 million and $709 million, or 48% and 45% of consolidated Recorded Music Revenues for the six months ended March 31, 2006 and 2005, respectively. International Recorded Music revenues were $828 million and $852 million, or 52% and 55% of consolidated Recorded Music Revenues for the six months ended March 31, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $21 million, or 8%, to $287 million for the six months ended March 31, 2006 compared to $266 million for the six months ended March 31, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 18% and 17% for the six months ended March 31, 2006 and 2005, respectively. Excluding a $6 million unfavorable impact of foreign currency exchange rates, OIBDA increased $27 million, or 10%, primarily as a result of the $79 million increase in revenues more fully described above and a $10 million decrease in artist and repertoire costs related to the change in product mix and a decrease in unrecoverable artist royalty advances, which were offset by (i) a $28 million increase in selling and marketing expense related to the timing of marketing costs incurred related to our product release schedule in the current period, (ii) a $24 million increase in product costs, due to changes in product mix as compared to the same period in the prior year and (iii) a $9 million increase in general and administrative expenses primarily due to the $8 million severance payment made related to the departure of the chairman of WMI.

Recorded Music operating income was $206 million for the six months ended March 31, 2006 as compared to $182 million for the six months ended March 31, 2005. Recorded Music operating income included the following components:

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$287	$266
Depreciation and amortization	(81)	(84)

Operating income	$206	$182

The $24 million increase in Recorded Music operating income related to the $21 million increase in Recorded Music OIBDA, more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $3 million.

Music Publishing

Music Publishing revenues decreased to $260 million for the six months ended March 31, 2006 as compared to $309 million for the six months ended March 31, 2005. Excluding a $14 million unfavorable impact of foreign currency exchange rates, and prior year revenue of $26 million of revenue from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $9 million, or 3%, which was comprised of a $12 million decrease in mechanical revenue and a $2 million decline in synchronization revenue, offset by an increase in other revenues of $5 million. Performance revenue was flat. Mechanical revenue declines reflect prior-year industry declines in physical record sales. Music Publishing revenues consisted of $117 million of mechanical revenues, $87 million of performance revenues, $38 million of synchronization revenues, $9 million of revenues from digital sales and $9 million of other revenues. Digital sales represented 3% of Music Publishing revenues for the six months ended March 31, 2006 and 2005. Music Publishing revenues represented 14% and 17% of consolidated revenues, prior to corporate and revenue eliminations, for the six months ended March 31, 2006 and 2005, respectively.

Music Publishing OIBDA decreased $3 million to $68 million for the six months ended March 31, 2006 as compared to $71 million for the six months ended March 31, 2005. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 26% and 23% for the six months ended March 31, 2006 and 2005, respectively. OIBDA decreased primarily as a result of the decrease in revenue more fully discussed above, which was offset by (i) a decrease in product costs of $12 million, (ii) a decrease in royalty expenses of $22 million and (iii) a decrease in general and administrative expenses of $8 million. These decreases in expenses were primarily due to the sale of our sheet music business.

Music Publishing operating income decreased to $38 million for the six months ended March 31, 2006 as compared to $42 million for the six months ended March 31, 2005. Music Publishing operating income includes the following components:

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$68	$71
Depreciation and amortization	(30)	(29)

Operating income	$38	$42

The $4 million decrease in Music Publishing operating income related to the $3 million decrease in Music Publishing OIBDA described above and a $1 million increase in depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased $10 million, to $49 million for the six months ended March 31, 2006 as compared to $59 million for the six months ended March 31, 2005. The decrease primarily relates to the absence of management fees in the current period of $5 million, due to the previously discussed termination of the Management Agreement, along with a decrease in consulting fees.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2006, we had $2.243 billion of debt, $359 million of cash and equivalents, $61 million of short-term investments (net debt of $1.823 billion, defined as total debt less cash and equivalents and short-term investments) and $109 million of shareholders’ equity. This compares to $2.246 billion of debt, $288 million of cash and equivalents (net debt of $1.958 billion) and $89 million of shareholders’ equity at September 30, 2005. Net debt decreased by $135 million as a result of (i) a $71 million increase in cash and equivalents, (ii) a $61 million increase in short-term investments, (iii) an $8 million reduction related to our quarterly repayments of our term loans under the senior secured credit facility and (iv) a $3 million impact of foreign currency exchange rates on our Sterling-denominated notes. The accretion of our Holdings Discount Notes of $8 million offset the decline in net debt.

Short-term investments include high-quality, investment grade securities such as taxable auction rate securities as well as commercial paper and corporate bonds with maturities greater than 90 days but less than one year. We have expanded our investment portfolio in order to increase yield while maintaining safety of principal consistent with an investment policy approved by the Board of Directors.

The $20 million increase in shareholders’ equity that occurred during the six months ended March 31, 2006 primarily related to $62 million of net income for the six months ended March 31, 2006, deferred gains on derivative financial instruments of $9 million and stock compensation of $8 million for the six months ended March 31, 2006. These increases were offset by $57.9 million of dividends, which was comprised of our $19.3 million dividend declared on October 3, 2005 and paid on November 23, 2005, our $19.3 million dividend declared on December 29, 2005 and paid on February 17, 2006, and our $19.3 million dividend declared on March 14, 2006 and paid on May 3, 2006.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2006 and 2005 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Six Months Ended March 31, 2006	Six Months Ended March 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$205	$292
Investing activities	(91)	(61)
Financing activities	(45)	(342)

Operating Activities

Cash provided by operations was $205 million for the six months ended March 31, 2006 compared to $292 million for the six months ended March 31, 2005. The $87 million decrease in cash provided by operations was primarily due to higher royalty advance payments in connection with contractual obligations and the timing of releases, and additional royalty payments related to the timing of releases.

Investing Activities

Cash used in investing activities was $91 million for the six months ended March 31, 2006 compared to $61 million for the six months ended March 31, 2005. The $91 million of cash used in investing activities in the six months ended March 31, 2006 primarily reflects $61 million of cash invested in auction-rate securities and other short-term investments, $12 million of capital expenditures and the acquisition of a small independent record label in Australia. The $61 million of cash used in investing activities in the six months ended March 31, 2005 primarily reflects $14 million of capital expenditures, the acquisition of an additional 30% interest in Maverick and various acquisitions of music publishing copyrights.

Financing Activities

Cash used in financing activities was $45 million for the six months ended March 31, 2006, a $297 million decrease as compared to $342 million for the six months ended March 31, 2005. Cash used in financing activities for the six months ended March 31, 2005 reflected returns of capital to the Investor Group prior to the Company’s Initial Common Stock Offering and the cash flows related to the Holdings Refinancing, which also included a redemption of subsidiary preferred stock. Cash used in financing activities for the six months ended March 31, 2006 consisted of our quarterly repayment of debt and the payment of dividends.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the undrawn $250 million (less $2 million of outstanding letters of credit as of March 31, 2006) revolving credit portion of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of March 31, 2006, our long-term debt consisted of $1.422 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $639 million of Acquisition Corp. senior subordinated notes and $182 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of March 31, 2006.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.422 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2006, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and at least Ba2 by Moody’s. As of May 4, 2006 our term loan facility was rated B+ by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of March 31, 2006, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Senior Subordinated Notes”). The Senior Subordinated Notes mature on April 15, 2014. The Senior Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million Sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December 2004, Holdings issued the Holdings Notes. In connection with the Company’s Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of March 31, 2006, Holdings had $182 million of debt on its balance sheet relating to such securities, net of issuance discounts.

The Holdings Floating Rate Notes were redeemed in full on June 15, 2005. From the issuance date through the redemption date, the notes bore interest at a quarterly floating rate based on six-month LIBOR rates plus a margin equal to 4.375%. Interest was payable quarterly in cash beginning on March 15, 2005.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit agreement permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit agreement, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the common stock of Warner Music Group Corp. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit agreement, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

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

On October 3, 2005, December 29, 2005 and March 14, 2006, we declared dividends on our outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006 and May 3, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the six months ended March 31, 2006, 1,244,822 shares of restricted stock purchased by or awarded to certain employees of the Company vested.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of March 31, 2006, we were in compliance with all covenants under the credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 22 to our audited consolidated financial statements for the twelve months ended September 30, 2005, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2006, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2005.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, and Australian dollar. The Company did not enter into any significant foreign exchange forward contracts during the six months ended March 31, 2006 or subsequent to March 31, 2006.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of March 31, 2006, the carrying value of these Sterling notes was $174 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of March 31, 2006. We did not enter into any additional hedges related to this debt subsequent to March 31,2006.

We are exposed to interest rate risk with respect to our floating rate debt. During the six months ended March 31, 2006, we did not enter into additional interest rate swap agreements. As of March 31, 2006 we had total interest rate swap agreements in place to hedge total notional amounts of $897 million. Under existing interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. Subsequent to March 31, 2006, we entered into additional interest rate swap agreements to extend the terms of certain existing interest rate swap agreements.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report and as a result of the weakness in our internal controls described above and below, our principal executive officer and principal financial officer have concluded that our Disclosure Controls need to be improved so that they will provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. In addition, we continue to review our disclosure controls and procedures during the transition to a stand-alone business with the objective of implementing comprehensive periodic reporting standards as well as addressing the weaknesses in Internal Controls identified by our outside auditors. We will continue to devote resources to improve our controls and remedy the weakness related to our domestic royalty systems identified during the completion of the most recent audit for the 2005 fiscal year-end.

Changes in Internal Control over Financial Reporting

We are committed to maintaining high standards of internal control over financial reporting, corporate governance and public disclosure and continue to improve and refine our Internal Controls as an ongoing process and will continue to take corrective actions and implement improvements as appropriate.

There have been no changes in our Internal Controls over financial reporting or other factors during the period ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Radio Promotion Activities

In 2004 and 2005, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 we reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, we agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. On July 25, 2005, Sony BMG reached a settlement with the Attorney General in connection with the same industry-wide investigation. Subsequent to our settlement, two independent labels have filed related antitrust suits against us alleging that our radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation we may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served Warner Music Group Corp. with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the U.S. Department of Justice served Warner Music Group Corp. with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company intends to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, the Company has been named in a total of fourteen class action lawsuits (five in New York, eight in California and one in Washington D.C.) related to the pricing of digital music downloads, which are expected to be consolidated into one case. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads. The complaints generally seek unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

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

Prior to our acquisition by the Investor Group in 2004, we were a business division of Time Warner. In addition we completed our initial public offering in May 2005. Accordingly, we have limited experience operating as an independent public company implementing our own corporate governance practices. We expect the continued evaluation and implementation of corporate governance and securities disclosure and compliance practices in order to comply with these requirements will increase our legal compliance and financial reporting costs. In addition, they could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. Finally, director and officer liability insurance for public companies like us has become more difficult and more expensive to obtain, and we may be required to accept reduced coverage or incur higher costs to obtain coverage that is satisfactory to us and our officers or directors. We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

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

In addition to our evaluation of internal controls under Section 404 of the Sarbanes-Oxley Act and any areas requiring improvement that we identify as part of that process, in connection with our most recent audit, our outside auditors identified a material weakness related to our domestic royalty controls. A material weakness, as defined by the Public Company Accounting Oversight Board, is a significant deficiency that by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. No significant new legitimate audio format has yet emerged to take the place of the CD. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by the International Federation of the Phonographic Industry (IFPI) at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.4% from 2002 to 2003, 1.3% from 2003 to 2004 and 3.0% from 2004 to 2005. As of April 30, 2006 year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 2.03% year-over-year. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. As reported by the International Federation of the Phonographic Industry (IFPI), sales of music via the internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior years. However, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors which could cause us to reduce our prices and erode our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin formats such as DVD-Audio and any changes in costs associated with new digital formats. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.”

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

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.6 billion in revenues in 2004, according to IFPI. IFPI estimates that 1.5 billion pirated units were manufactured in 2004. According to IFPI estimates, approximately 34% of all music CDs sold worldwide in 2004 were pirated. IFPI is in the process of gathering data for 2005, but final data is not yet available. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

Our business is seasonal. For the fiscal year ended September 30, 2005, we derived approximately 83% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our new first fiscal quarter) material to our full-year performance. We realized 32% of recorded music calendar year net sales during the last three months of calendar 2005 and 2004. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and other obligations. As digital revenue increases as a percentage of our total revenue, this may affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, are still developing.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2005, approximately 52% of our revenues related to operations in foreign territories. For the six months ended March 31, 2006, approximately 48% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2006, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short-term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in 2006. If we are unable to negotiate renewals of these agreements we would have to switch to substitute suppliers. Further, pricing negotiated with Cinram in future agreements may be less favorable than the existing agreements.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment.

In August 2004 Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 2004 global market shares over 25%, Universal and Sony BMG, and two significantly smaller majors, EMI and us, each with less than 15%. IFPI is in the process of gathering 2005 market data, but final data is not yet available. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2006, our total consolidated indebtedness was $2.243 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $2 million of current letters of credit).

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 31, 2006 we had approximately 148.5 million shares of common stock outstanding. Approximately 107.5 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management, will be able to participate in such registration. In addition we have registered 8.1 million shares of restricted common stock and approximately 7.2 million shares underlying options issued and that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8 and such shares may be sold as provided therein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Warner Music Group Corp. was held on February 23, 2006. The following matters were voted on at the meeting: (i) the election of 13 directors and (ii) the ratification of the appointment of Ernst & Young LLP to serve as the independent auditors for the fiscal year ended September 30, 2006.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
Edgar Bronfman, Jr.	131,088,936	10,648,995
Len Blavatnik	130,223,378	11,514,553
Shelby W. Bonnie	141,364,478	373,453
Richard Bressler	131,501,864	10,236,067
Charles A. Brizius	131,641,851	10,096,080
John P. Connaughton	130,377,084	11,360,847
Scott L. Jaeckel	131,348,358	10,389,573
Seth W. Lawry	130,370,465	11,367,466
Thomas H. Lee	130,370,265	11,367,666
Ian Loring	130,370,465	11,367,466
Jonathan M. Nelson	130,223,378	11,514,553
Mark Nunnelly	130,370,265	11,367,666
Scott M. Sperling	130,370,465	11,367,466

(ii) The votes cast for, against or abstaining with respect to the ratification of the appointment of Ernst & Young LLP to serve as the independent auditors for the fiscal year ended September 30, 2006 were as follows:

For:	Against:	Abstentions:
141,729,438	8,419	73

ITEM 5. OTHER INFORMATION

The Company is in the process of finding one additional independent director and audit committee member in compliance with the New York Stock Exchange rules.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (1)

10.1	Employment Agreement, dated as of February 10, 2006, between Warner Music Inc. and Patrick Vien. (2)

10.2	Stock Option Agreement, dated as of February 17, 2006, between Warner Music Group Corp. and Patrick Vien.*

10.3	Director Restricted Stock Award Agreement, dated as of March 2, 2006, between Warner Music Group Corp. and Michele J. Hooper. (3)

10.4	Director Restricted Stock Award Agreement, dated as of March 2, 2006, between Warner Music Group Corp. and Shelby W. Bonnie. (3)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Form 10-Q for the period ended March 31, 2005.
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on February 13, 2006.
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2006

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.

Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER

Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)