Form 10-Q
period 2006-06-30
Warner Music Group Corp.
filed 2006-08-03
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of July 27, 2006, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 148,505,691.787.

WARNER MUSIC GROUP CORP.

ITEM 1. FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$306	$288
Short-term investments	29	—
Accounts receivable, less allowances of $205 and $218 million	524	637
Inventories	50	52
Royalty advances expected to be recouped within one year	209	190
Deferred tax assets	40	36
Other current assets	47	39

Total current assets	1,205	1,242
Royalty advances expected to be recouped after one year	209	190
Investments	24	21
Property, plant and equipment, net	144	157
Goodwill	946	869
Intangible assets subject to amortization, net	1,746	1,815
Intangible assets not subject to amortization	100	100
Other assets	109	104

Total assets	$4,483	$4,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$202	$247
Accrued royalties	1,146	1,057
Taxes and other withholdings	34	23
Current portion of long-term debt	17	17
Dividends payable	22	—
Other current liabilities	336	404

Total current liabilities	1,757	1,748
Long-term debt	2,234	2,229
Dividends payable	3	5
Deferred tax liabilities, net	193	201
Other noncurrent liabilities	216	226

Total liabilities	4,403	4,409

Commitments and Contingencies (See Note 10)

Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 148,503,900 and 148,455,313 shares issued and outstanding)	—	—
Additional paid-in capital	560	548
Accumulated deficit	(509)	(480)
Accumulated other comprehensive income, net	29	21

Total shareholders’ equity	80	89

Total liabilities and shareholders’ equity	$4,483	$4,498

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(in millions, except per share amounts)
Revenues (b)	$822	$742
Costs and expenses:
Cost of revenues (a)	(445)	(396)
Selling, general and administrative expenses (a) (b)	(301)	(318)
Amortization of intangible assets	(48)	(47)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(794)	(834)

Operating income (loss)	28	(92)
Interest expense, net	(45)	(50)
Net investment related gains	—	1
Loss on repayment of Holdings Notes	—	(35)
Other income, net	1	1

Loss before income taxes	(16)	(175)
Income tax benefit (expense)	2	(4)

Net loss	$(14)	$(179)

Net loss per common share:
Basic and diluted	$(0.10)	$(1.41)

Weighted average common shares:
Basic and diluted	143.7	127.0

(a) Includes depreciation expense of	$(10)	$(12)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$8	$—
Selling, general and administrative expense	$(2)	$(1)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Nine Months Ended June 30, 2006 and 2005

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions, except per share amounts)
Revenues (b)	$2,662	$2,597
Costs and expenses:
Cost of revenues (a)	(1,384)	(1,377)
Selling, general and administrative expenses (a) (b)	(918)	(942)
Amortization of intangible assets	(143)	(140)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(2,445)	(2,532)

Operating income	217	65
Interest expense, net (b)	(135)	(140)
Net investment related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Loss on repayment of Holdings Notes	—	(35)
Unrealized gain on warrants	—	17
Minority interest expense (b)	—	(5)
Other income, net	3	5

Income (loss) before income taxes	86	(93)
Income tax expense	(38)	(46)

Net income (loss)	$48	$(139)

Net income (loss) per common share:
Basic	$0.34	$(1.22)

Diluted	$0.32	$(1.22)

Weighted average common shares:
Basic	142.3	114.1

Diluted	150.8	114.1

(a) Includes depreciation expense of	$(32)	$(40)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	12	—
Selling, general and administrative expense	(10)	(6)
Interest expense	—	(1)
Minority interest expense	—	(5)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

Nine Months Ended June 30, 2006 and 2005

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Cash flows from operating activities
Net income (loss)	$48	$(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175	180
Non-cash interest expense	39	52
Non-cash, stock-based compensation expense	12	18
Deferred taxes	(17)	(7)
Net investment related gains	—	(1)
Equity in the (gains) losses of equity-method investees, including distributions	(1)	1
Loss on repayment of debt	—	35
Unrealized gain on warrants	—	(17)
Minority interest expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	121	77
Inventories	3	6
Royalty advances	(54)	(2)
Accounts payable and accrued liabilities	(81)	(22)
Other balance sheet changes	(22)	(14)

Net cash provided by operating activities	223	172

Cash flows from investing activities
Investments and acquisitions	(95)	(84)
Investments in short-term investments	(29)	—
Investment proceeds	—	50
Capital expenditures	(18)	(20)

Net cash used in investing activities	(142)	(54)

Cash flows from financing activities
Borrowings, net of financing costs	—	926
Debt repayments	(13)	(584)
Cash paid to repurchase warrant	—	(138)
Proceeds from the issuance of common stock	—	554
Costs to issue common stock	—	(27)
Proceeds from the issuance of restricted shares	—	1
Repurchase of subsidiary preferred stock	—	(200)
Dividends paid on subsidiary preferred stock	—	(9)
Dividends and returns of capital paid	(55)	(917)
Loans to third parties	—	(10)
Other	—	(3)

Net cash used in financing activities	(68)	(407)
Effect of foreign currency exchange rate changes on cash	5	(1)

Net increase (decrease) in cash and equivalents	18	(290)
Cash and equivalents at beginning of period	288	555

Cash and equivalents at end of period	$306	$265

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Equity (Unaudited)

Nine Months Ended June 30, 2006

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2005	148,455,313	$—	$548	$(480)	$21	$89
Comprehensive income:
Net income	—	—	—	48	—	48
Foreign currency translation adjustment	—	—	—	—	(4)	(4)
Deferred gains on derivative financial instruments	—	—	—	—	12	12

Total comprehensive income	—	—	—	48	8	56
Dividends	—	—	—	(76)	—	(76)
Issuance of stock options and restricted shares of common stock, net	48,587	—	12	—	—	12
Other	—	—	—	(1)	—	(1)

Balance at June 30, 2006	148,503,900	$—	$560	$(509)	$29	$80

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). On May 10, 2005, the Company sold 32,600,000 shares of its common stock in an initial public offering (the “Initial Common Stock Offering”) and became a public company.

The Company classifies its business interests into two fundamental areas: recorded music and music publishing. A brief description of those operations is presented below.

The Company’s business is seasonal. Therefore, operating results for the three and nine month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

Recorded Music Operations

The Company’s recorded music operations consist of the discovery and development of artists and the related marketing and distribution of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company has implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging its independent distribution network. The Company refers to these new business models as incubator initiatives. Asylum and East West are the current recorded music incubator labels. In addition, the Company launched Cordless Recordings an “e-label” that gives artists the ability to come to market with one or several songs in digital formats without the need to create an entire album. Asylum, East West and Cordless Recordings are a part of the Company’s Independent Label Group (“ILG”). The Company has also entered into strategic ventures with other record labels.

The Company’s recorded music operations also include a catalog division called Rhino Entertainment (“Rhino”). Rhino specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of tracks to and from third parties for various uses, including film and television soundtracks.

On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company. See Note 3.

The Company’s principal recorded music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily distributes the Company’s music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance (“ADA”), a distribution company which primarily distributes the products of independent record labels to retailers and wholesale distributors; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryco’s recorded music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in Europe.

In the U.S., the Company’s recorded music operations are conducted principally through its major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. In markets outside the U.S., recorded music activities are conducted through the Warner Music International (“WMI”) division and its various subsidiaries, affiliates and non-affiliated licensees.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

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

2. Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

fairly the financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (Registration No. 001-32502).

Recapitalization

As discussed above, on May 10, 2005, the Company sold 32,600,000 shares of its common stock in the Initial Common Stock Offering. In connection with the Initial Common Stock Offering, the Company (i) converted all its formerly outstanding shares of Class L Common Stock into shares of Class A Common Stock, (ii) renamed all of its formerly outstanding shares of Class A Common Stock as “common stock”, which had the effect of eliminating from the Company’s authorized capital stock the Class L Common Stock, and Class A Common Stock and (iii) authorized an approximately 1,139 to 1 split of the Company’s common stock (collectively, the “Recapitalization”).

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts. The following summary sets forth the components of comprehensive (loss) income, net of related taxes, for the three and nine months ended June 30, 2006 and 2005 (in millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Net (loss) income	$(14)	$(179)	$48	$(139)
Foreign currency translation gains (losses)	(2)	13	(4)	1
Derivative financial instruments gains	3	—	12	10

Comprehensive (loss) income	$(13)	$(166)	$56	$(128)

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Basic and diluted net (loss) income per common share:
Numerator:
Net (loss) income for basic calculation	$(14)	$(179)	$48	$(139)

Net (loss) income for diluted calculation	$(14)	$(179)	$48	$(139)

Denominator:
Weighted average common shares outstanding for basic calculation (a)	143.7	127.0	142.3	114.1

Weighted average common outstanding shares for diluted calculation	143.7	127.0	150.8	114.1

Net income (loss) per common share—basic	$(0.10)	$(1.41)	$0.34	$(1.22)

Net income (loss) per common share—diluted	$(0.10)	$(1.41)	$0.32	$(1.22)

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net income (loss) per common share for each of the periods includes the effects of the assumed exercise of any outstanding stock options or warrants and the assumed vesting of shares of restricted stock where dilutive. The assumed exercise of outstanding stock options and warrants and the assumed vesting of restricted stock represent the following dilutive effect (in millions of shares):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Stock options	3.0	3.0	2.8	6.3
Restricted stock	4.5	6.6	5.7	2.2
Warrants	—	—	—	1.5

	7.5	9.6	8.5	10.0

The Company recognized a net loss for the three months ended June 30, 2006, the three months ended June 30, 2005 and the nine months ended June 30, 2005. Therefore, the effects from the assumed exercise of any outstanding stock options or warrants, or the assumed vesting of shares of restricted stock, during such periods would be antidilutive. Accordingly, they have not been included in the presentation of diluted net income (loss) per common share for the respective periods.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

See Note 19 in the Company’s audited consolidated financial statements for the year ended September 30, 2005 for a summary of the terms of the warrants that were issued to Time Warner in connection with the Acquisition. In connection with the Initial Common Stock Offering, the Company repurchased the warrants from Time Warner in May 2005 for approximately $138 million, which approximated fair value at that date.

3. Significant Acquisitions and Dispositions

Acquisition of Ryko Corporation

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company, for approximately $67.5 million in cash. Ryko consists of a recorded music label, Rykodisc, which focuses on a range of contemporary music and comedy releases and numerous film and television soundtracks and Ryko Distribution, which distributes music and DVD releases from Rykodisc as well as from independent third-party record and video labels. Additionally, Ryko owns a catalog of more than 1,000 titles of rock, folk, jazz, world, blues and alternative albums including Restless Records’ catalog of punk, new wave and soundtrack recordings. The catalog and roster includes artists such as Frank Zappa, Joe Jackson, Soul Asylum, The Flaming Lips and They Might Be Giants. The transaction was accounted for under the purchase method of accounting, and the results of operations of Ryko are included in the Company’s results of operations from the acquisition date of Ryko. The purchase price was preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog and goodwill.

Formation of Bad Boy Records LLC

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

Sale of Warner Bros. Publications

In May 2005, the Company sold WBP, which conducted the Company’s sheet music operations, to Alfred Publishing. As part of the transaction, the Company agreed to license the right to use its music publishing copyrights in the exploitation of printed sheet music and songbooks for a twenty-year period of time. No gain or loss was recognized on the transaction as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to the Company’s continuing involvement with WBP, it was not reported as discontinued operations.

For the three months ended June 30, 2005, the operations sold generated revenues of approximately $8 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million. For the nine months ended June 30, 2005, the operations sold generated revenues of approximately $34 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

Acquisition of Maverick Recording Company

In November 2004, the Company acquired an additional 30% interest in Maverick Recording Company (“Maverick”) from its existing partner for approximately $17 million and certain amounts previously owed by such partner to the Company, bringing its total interest in Maverick to 80%. The transaction was accounted for under the purchase method of accounting and the purchase price was allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts and recorded music catalog.

On July 14, 2006, the Company acquired the remaining 20% interest in Maverick from its existing partner. The additional purchase price will be allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally goodwill.

4. Inventories

Inventories consist of the following (in millions):

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$89	$84
Published sheet music and song books	2	2

	91	86
Less reserve for obsolescence	(41)	(34)

	$50	$52

5. Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2005	Acquisitions	Other (a)	June 30, 2006
	(audited)			(unaudited)
Intangible assets subject to amortization:
Record music catalog	$1,242	$32	$6	$1,280
Music publishing copyrights	817	16	18	851
Artist contracts	31	5	—	36
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,104	53	24	2,181
Accumulated amortization	(289)			(435)

Total net intangible assets subject to amortization	1,815			1,746
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,915			$1,846

(a)	Other represents foreign currency translation adjustments.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

6. Restructuring Costs

Acquisition-Related Restructuring Costs

As of June 30, 2006, the Company had approximately $34 million of liabilities for Acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs in fiscal 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2005	$14	$35	$49
Cash paid during the nine months ended June 30, 2006	(8)	—	(8)
Non-cash reductions during the nine months ended June 30, 2006 (a)	—	(3)	(3)
Reversal of excess liabilities (b)	(1)	(3)	(4)

Liability as of June 30, 2006	$5	$29	$34

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.
(b)	Excess liabilities were reversed through the statement of operations, or were recorded as a reduction of the initial purchase price of the Acquisition.

7. Debt

The Company’s long-term debt consists of (in millions):

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,417	1,430

	1,417	1,430
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp	183	177
9.5% Senior Discount Notes due 2014—Holdings	186	174

Total debt	2,251	2,246
Less current portion	(17)	(17)

Total long term debt	$2,234	$2,229

The Holdings Refinancing

In December 2004, Holdings issued $847 million principal amount at maturity of debt consisting of (i) $250 million principal amount of Floating Rate Senior Notes due 2011 (the “Holdings Floating Rate Notes”), (ii) $397

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

million principal amount at maturity of 9.5% Senior Discount Notes due 2014, which had an initial issuance discount of $147 million (the “Holdings Discount Notes”) and (iii) $200 million principal amount of Floating Rate Senior PIK Notes due 2014 (the “Holdings PIK Notes”, and collectively, the “Holdings Notes”), which had an initial discount of $4 million. The gross proceeds of $696 million received from the issuance of the Holdings Notes were used to (i) redeem the remaining shares of cumulative preferred stock of Holdings at a redemption price of $209 million, including $9 million of accrued and unpaid dividends, (ii) pay a return of capital to the Company’s shareholders in the aggregate amount of $472 million and (iii) pay debt-related issuance costs of approximately $15 million.

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

In connection with the redemption of the Holdings Floating Rate Notes and 35% of the Holdings Discount Notes, the Company was required to pay redemption premiums of $10 million and $9 million, respectively, which the Company paid on June 15, 2005 and recorded as a loss on the repayment of the notes in the consolidated statement of operations for the three and nine months ended June 30, 2005. The Company also wrote off the remaining balance of debt-issuance costs of $12 million related to the notes redeemed and the remaining unamortized original issue discount of $4 million related to the Holdings PIK Notes. Such amounts, $35 million in the aggregate, were recorded as a loss on the repayment of the notes in the consolidated statement of operations for the three- and nine-month periods ended June 30, 2005.

The Company was also required to pay all accrued interest as of the redemption date related to the Holdings Notes that were redeemed. This amount consisted of $5 million related to the Holdings Floating Rate Notes, $9 million related to the Holdings PIK notes, and $4 million in accreted value of the 35% of the Holdings Discount Notes redeemed. Of such amount, $8 million had been expensed in previous quarters and $10 million was recorded as interest expense in the consolidated statement of operations for the three months ended June 30, 2005.

The Company has fully and unconditionally guaranteed the remaining Holdings Discount Notes. The Holdings Discount Notes are unsecured and subordinated to all of Holdings’ existing and future secured debt, including Holdings’ guarantee of borrowings by Acquisition Corp. under the Company’s senior secured credit facility. In addition, the Holdings Discount Notes are structurally subordinated to the Senior Subordinated Notes of Acquisition Corp.

The indenture governing the Holdings Notes limits Holdings’ ability and the ability of its restricted subsidiaries to (i) incur additional indebtedness or issue certain preferred shares, (ii) pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, (iii) make certain

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

investments, (iv) sell certain assets, (v) create liens on certain debt without securing the notes, (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, (vii) enter into certain transactions with affiliates and (viii) designate its subsidiaries as unrestricted subsidiaries.

Restricted Net Assets

The Company is a holding company that conducts substantially all its business operations through its subsidiary, Acquisition Corp. and its subsidiaries. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Acquisition Corp. Senior Subordinated Notes issued by Acquisition Corp. and the indenture for the Holdings Notes.

8. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three- and nine-month periods ended June 30, 2006 and 2005 by segment and on a consolidated basis (in millions):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
Recorded Music	$3	$6	$7	$12
Music Publishing	—	1	1	2
Corporate expenses	1	2	4	4

Total	$4	$9	$12	$18

Certain of the stock options and restricted shares of common stock awarded by the Company vest upon the occurrence of a 3x liquidity event, which is defined with respect to the awards as the occurrence of an event that implies an aggregate value for the equity held by the Investor Group of 3x its initial value, as adjusted for prior dividends or other returns of capital received. In April 2006, the 3x liquidity event, as defined, occurred, which resulted in the vesting of 1,169,932 shares of restricted common stock awarded to or purchased by employees of the Company and 516,719 stock options awarded to employees of the Company. In addition, the Company paid out accrued dividends owed to restricted stockholders of $1.3 million upon the occurrence of the 3x liquidity event and the subsequent vesting of their restricted shares. In accordance with the requirements of FAS 123(R), the Company recognizes the compensation for these awards over the employee’s requisite service period. Accordingly, there is no impact of this event to the Company’s statement of operations for the three- and nine-month periods ended June 30, 2006.

Payments Relating to Executive Compensation

Concurrent with the Initial Common Stock Offering, the Company determined that certain shares of restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of the Company’s stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code would be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for the Company to address these issues the Company’s Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock

The Company was authorized to pay a cash bonus to each employee who purchased restricted stock at prices that were below fair market value on the date of purchase. The bonus was calculated as either an amount equal to the tax liability incurred by the employee on the grant date or an estimate of the additional future tax which would be incurred by the employee upon the vesting of the shares, depending upon the employee’s Section 83(b) election. Additionally, the Company paid the employees an amount necessary to pay the related taxes on the bonus. This resulted in total cash payments of approximately $10 million, which the Company expensed in the quarter ended June 30, 2005.

Options

The Company revised the exercise prices of certain options to purchase its common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. The Company compensated the grantees with a cash bonus representing the loss of value created by this adjustment to the option exercise prices. This resulted in total cash bonuses paid of approximately $9 million. The Company treated the revision of the exercise prices as a modification of these awards and $6 million related to the modification was expensed in the quarter ended June 30, 2005.

Further, in connection with the $100.5 million cash dividend the Company declared and paid to holders of its common stock, consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, the Company made an adjustment to all options to purchase common stock outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make-whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company recorded approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

On October 3, 2005, December 29, 2005, March 14, 2006 and June 7, 2006, the Company declared dividends on its outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006, May 3, 2006, and July 27, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the nine months ended June 30, 2006, 2,479,501 shares of restricted stock purchased by or awarded to certain employees vested.

10. Commitments and Contingencies

Radio Promotion Activities

On September 7, 2004, November 22, 2004 and March 31, 2005, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005, the Company reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. The Attorney General has also reached settlements with all of the other major music companies in connection with this investigation. Two independent labels have filed related antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 23, 2006, the Company filed a Motion to Dismiss in both cases. Decisions on these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company intends to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of twenty-seven putative class action lawsuits concerning the pricing of digital music downloads have been filed. The Company has not yet been served in some of the cases but expects they will all be consolidated into one case. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging a conspiracy among record companies to fix prices for downloads, and, accordingly to some of the complaints, protect allegedly inflated prices for compact discs. The complaints generally seek unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

11. Derivative Financial Instruments

During the nine months ended June 30, 2006, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments or any new foreign currency hedge programs. However, the Company extended the terms of certain existing interest rate swap agreements. As of June 30, 2006, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred gains in comprehensive income of $21 million. Additionally, as of June 30, 2006 the Company had less than $1 million of deferred net losses in comprehensive income related to foreign currency hedging.

The Company recorded unrealized gains of $17 million on its stock warrants issued to Time Warner in connection with the Acquisition for the nine-months ended June 30, 2005. On May 16, 2005, the Company repurchased the three-year warrants from Time Warner at a cost of approximately $138 million, which approximated fair value at that date.

12. Segment Information

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

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Revenues
Recorded music	$678	$588	$2,274	$2,149
Music publishing	150	161	410	470
Corporate expenses and eliminations	(6)	(7)	(22)	(22)

Total revenues	$822	$742	$2,662	$2,597

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
OIBDA
Recorded music	$92	$47	$379	$313
Music publishing	23	28	91	99
Corporate expenses and eliminations	(29)	(108)	(78)	(167)

Total OIBDA	$86	$(33)	$392	$245

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$6	$7	$20	$25
Music publishing	—	2	2	4
Corporate expenses and eliminations	4	3	10	11

Total depreciation	$10	$12	$32	$40

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Amortization of Intangibles Assets
Recorded music	$34	$34	$101	$100
Music publishing	14	13	42	40
Corporate expenses and eliminations	—	—	—	—

Total amortization	$48	$47	$143	$140

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Operating Income (Loss)
Recorded music	$52	$6	$258	$188
Music publishing	9	13	47	55
Corporate expenses and eliminations	(33)	(111)	(88)	(178)

Total operating income (loss)	$28	$(92)	$217	$65

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$86	$(33)	$392	$245
Depreciation expense	(10)	(12)	(32)	(40)
Amortization expense	(48)	(47)	(143)	(140)

Operating income	$28	$(92)	$217	$65

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

13. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $118 million and $129 million during the nine months ended June 30, 2006 and 2005, respectively. The Company paid approximately $49 million and $36 million of income and withholding taxes in the nine months ended June 30, 2006 and 2005, respectively. The Company received $5 million and $8 million of income tax refunds in the nine months ended June 30, 2006 and 2005, respectively.

Non-cash Transactions

There were no significant non-cash investing and financing activities during the nine months ended June 30, 2006 and 2005.

14. Subsequent Event

The major record companies have reached a global out-of-court settlement of international copyright litigation against the operators of the Kazaa peer-to-peer network. Under the terms of the settlement, the Kazaa defendants have agreed to pay $100,000,000 in compensation to the record companies that brought the action. Kazaa will also introduce filtering technologies to prevent the continued infringement in the Kazaa system. The settlement money is being held in escrow until the plaintiffs agree on the proper allocation of the funds. The Company does not know yet what its portion of the settlement will be.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Financial Statements of Registrant

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp.

Holdings has issued and outstanding the Holdings Discount Notes. The Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Discount Notes, (ii) Holdings, which is the issuer of the Holdings Discount Notes, (iii) the subsidiaries of Holdings (WMG Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

The Company and Holdings are holding companies that conduct substantially all their business operations through Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Senior Subordinated Notes issued by Acquisition Corp. and the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (unaudited)

June 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$37	$—	$269	$—	$306
Short-term investments	28	—	1	—	29
Accounts receivable, net	—	—	524	—	524
Due from (to) affiliates	(3)	—	3	—	—
Inventories	—	—	50	—	50
Royalty advances expected to be recouped within one year	—	—	209	—	209
Deferred tax assets	—	—	40	—	40
Other current assets	—	—	47	—	47

Total current assets	62	—	1,143	—	1,205
Royalty advances expected to be recouped after one year	—	—	209	—	209
Investments in and advances to (from) consolidated subsidiaries	46	228	—	(274)	—
Investments	—	—	24	—	24
Property, plant and equipment	—	—	144	—	144
Goodwill	—	—	946	—	946
Intangible assets subject to amortization	—	—	1,746	—	1,746
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	105	—	109

Total assets	$108	$232	$4,417	$(274)	$4,483

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$202	$—	$202
Accrued royalties	—	—	1,146	—	1,146
Taxes and other withholdings	—	—	34	—	34
Current portion of long-term debt	—	—	17	—	17
Dividends payable	22	—	—	—	22
Other current liabilities	3	—	333	—	336

Total current liabilities	25	—	1,732	—	1,757
Long-term debt	—	186	2,048	—	2,234
Dividends payable	3	—	—	—	3
Deferred tax liabilities, net	—	—	193	—	193
Other noncurrent liabilities	—	—	216	—	216

Total liabilities	28	186	4,189	—	4,403
Total shareholders’ equity	80	46	228	(274)	80

Total liabilities and shareholders’ equity	$108	$232	$4,417	$(274)	$4,483

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (audited)

September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$40	$1	$247	$—	$288
Accounts receivable, net	—	—	637	—	637
Due from (to) affiliates	15	(23)	8	—	—
Inventories	—	—	52	—	52
Royalty advances expected to be recouped within one year	—	—	190	—	190
Deferred tax assets	—	—	36	—	36
Other current assets	—	—	39	—	39

Total current assets	55	(22)	1,209	—	1,242
Royalty advances expected to be recouped after one year	—	—	190	—	190
Investments in and advances to (from) consolidated subsidiaries	43	235	—	(278)	—
Investments	—	—	21	—	21
Property, plant and equipment	—	—	157	—	157
Goodwill	—	—	869	—	869
Intangible assets subject to amortization	—	—	1,815	—	1,815
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	100	—	104

Total assets	$98	$217	$4,461	$(278)	$4,498

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1	$—	$246	$—	$247
Accrued royalties	—	—	1,057	—	1,057
Taxes and other withholdings	—	—	23	—	23
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	1	—	403	—	404

Total current liabilities	2	—	1,746	—	1,748
Long-term debt	—	174	2,055	—	2,229
Dividends payable	5	—	—	—	5
Deferred tax liabilities, net	—	—	201	—	201
Other noncurrent liabilities	2	—	224	—	226

Total liabilities	9	174	4,226	—	4,409
Total shareholders’ equity	89	43	235	(278)	89

Total liabilities and shareholders’ equity	$98	$217	$4,461	$(278)	$4,498

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statements of Operations (unaudited)

For The Three Months Ended June 30, 2006 and June 30, 2005

	Three months ended June 30, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$822	$—	$822
Costs and expenses:
Cost of revenues	—	—	(445)	—	(445)
Selling, general and administrative expenses	—	—	(301)	—	(301)
Amortization of intangible assets	—	—	(48)	—	(48)

Total costs and expenses	—	—	(794)	—	(794)

Operating income	—	—	28	—	28
Interest expense, net	—	(4)	(41)	—	(45)
Equity in the gains (losses) of consolidated subsidiaries	(14)	(10)	—	24	—
Other expense, net		—	1		1

Income (loss) before income taxes	(14)	(14)	(12)	24	(16)
Income tax expense	—	—	2	—	2

Net (loss) income	$(14)	$(14)	$(10)	$24	$(14)

	Three months ended June 30, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$742	$—	$742
Costs and expenses:
Cost of revenues	—	—	(396)	—	(396)
Selling, general and administrative expenses	—	—	(318)	—	(318)
Amortization of intangible assets	—	—	(47)	—	(47)
Loss on termination of management fee	—	—	(73)	—	(73)

Total costs and expenses	—	—	(834)	—	(834)

Operating income	—	—	(92)	—	(92)
Interest expense, net	—	(13)	(37)	—	(50)
Equity in the losses of equity-method investees, net	(179)	(131)	—	310	—
Net investment related gains	—	—	1	—	1
Loss on repayment of Holdings debt	—	(35)	—	—	(35)
Other expense, net	—	—	1	—	1

(Loss) income before income taxes	(179)	(179)	(127)	310	(175)
Income tax expense	—	—	(4)	—	(4)

Net (loss) income	$(179)	$(179)	$(131)	$310	$(179)

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statements of Operations (unaudited)

For The Nine Months Ended June 20, 2006 and June 30, 2005

	Nine months ended June 30, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$2,662	$—	$2,662
Costs and expenses:
Cost of revenues	—	—	(1,384)	—	(1,384)
Selling, general and administrative expenses	—	—	(918)	—	(918)
Amortization of intangible assets	—	—	(143)	—	(143)

Total costs and expenses	—	—	(2,445)	—	(2,445)

Operating income	—	—	217	—	217
Interest expense, net	—	(12)	(123)	—	(135)
Equity in the gains (losses) of equity method investees	—	—	1	—	1
Equity in the gains (losses) of consolidated subsidiaries	48	60	—	(108)	—
Other income, net	—	—	3	—	3

Income before income taxes	48	48	98	(108)	86
Income tax expense	—	—	(38)	—	(38)

Net income (loss)	$48	$48	$60	$(108)	$48

	Nine months ended June 30, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$2,597	$—	$2,597
Costs and expenses:
Cost of revenues	—	—	(1,377)	—	(1,377)
Selling, general and administrative expenses	—	—	(942)	—	(942)
Amortization of intangible assets	—	—	(140)	—	(140)
Loss on termination of management fee	—	—	(73)	—	(73)

Total costs and expenses	—	—	(2,532)	—	(2,532)

Operating income	—	—	65	—	65
Interest expense, net	(1)	(31)	(108)	—	(140)
Net investment-related gains	—	—	1	—	1
Equity in the losses of equity-method investees, net	(155)	(84)	(1)	239	(1)
Loss on repayment of Holdings debt	—	(35)	—	—	(35)
Unrealized gain on warrant	17	—	—	—	17
Minority interest expense	—	(5)	—	—	(5)
Other expense, net	—	—	5	—	5

(Loss) income before income taxes	(139)	(155)	(38)	239	(93)
Income tax expense	—	—	(46)	—	(46)

Net (loss) income	$(139)	$(155)	$(84)	$239	$(139)

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Nine Months Ended June 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$48	$48	$60	$(108)	$48
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	175	—	175
Non-cash interest expense	—	12	27	—	39
Non-cash stock compensation expense	—	—	12	—	12
Deferred taxes	—	—	(17)	—	(17)
Equity in the losses of equity-method investees, including distributions	—	—	(1)	—	(1)
Equity in the losses of consolidated subsidiaries	(48)	(60)	—	108	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	121	—	121
Inventories	—	—	3	—	3
Royalty advances	—	—	(54)	—	(54)
Accounts payable and accrued liabilities	—	—	(81)	—	(81)
Other balance sheet changes	(2)	—	(20)	—	(22)

Net cash (used in) provided by operating activities	(2)	—	225	—	223

Cash flows from investing activities:
Investments and acquisitions	—	—	(95)	—	(95)
Investments in short term investments	(28)	—	(1)	—	(29)
Capital expenditures	—	—	(18)	—	(18)

Net cash used in investing activities	(28)	—	(114)	—	(142)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(13)	—	(13)
Capital contributions received/paid	(3)	3	—	—	—
Increase in intercompany	3	(8)	5	—	—
Returns of capital and dividends paid	27	4	(86)	—	(55)

Net cash provided by (used in) financing activities	27	(1)	(94)	—	(68)

Effect of foreign currency exchange rate changes on cash	—	—	5	—	5

Net increase (decrease) in cash and equivalents	(3)	(1)	22	—	18
Cash and equivalents at beginning of period	40	1	247	—	288

Cash and equivalents at end of period	$37	$—	$269	$—	$306

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Nine Months Ended June 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(139)	$(155)	$(84)	$239	$(139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	180	—	180
Deferred taxes	—	—	(7)	—	(7)
Loss on repayment of debt	—	35	—	—	35
Non-cash interest expense	—	26	26	—	52
Non-cash stock compensation expense			18		18
Net investment-related gains			(1)		(1)
Equity in the losses of equity-method investees, including distributions	155	84	1	(239)	1
Minority interest	—	5	—	—	5
Unrealized gain on warrant	(17)	—	—	—	(17)
Changes in operating assets and liabilities:					—
Accounts receivable	—	—	77	—	77
Inventories	—	—	6	—	6
Royalty advances	—	—	(2)	—	(2)
Accounts payable and accrued liabilities	—	—	(22)	—	(22)
Other balance sheet changes	1	2	(17)	—	(14)

Net cash provided by (used in) operating activities	—	(3)	175	—	172

Cash flows from investing activities:
Investments and acquisitions	—	—	(84)	—	(84)
Investment proceeds	—	—	50	—	50
Capital expenditures	—	—	(20)	—	(20)

Net cash used in investing activities	—	—	(54)	—	(54)

Cash flows from financing activities:
Borrowings, net of financing costs	—	679	247	—	926
Debt repayments	—	(574)	(10)	—	(584)
Capital contributions	(590)	517	73	—	—
Proceeds from the issuance of common stock	554	—	—	—	554
Costs to issue common stock	(27)	—	—		(27)
Repurchase of warrants	(126)	(12)	—	—	(138)
Repurchase of subsidiary preferred stock	—	(200)	—	—	(200)
Dividends paid to minority interest shareholders	—	(9)	—	—	(9)
Proceeds from the issuance of restricted shares	1	—	—	—	1
Return of capital received	1,157	742	—	(1,899)	—
Return of capital paid	(917)	(1,157)	(742)	1,899	(917)
Change in inter-company	(12)	18	(6)	—	—
Loan to third party	—	—	(10)	—	(10)
Other	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	40	4	(451)	—	(407)

Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net increase (decrease) in cash and equivalents	40	1	(331)	—	(290)
Cash and equivalents at beginning of period	—	—	555	—	555

Cash and equivalents at end of period	$40	$1	$224	$—	$265

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our website address is www.wmg.com. The information contained in our website is not incorporated by reference in this Quarterly Report.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay regular quarterly dividends, the adequacy of our existing sources of cash to support our existing operations the next twelve months, the effect of litigation and other investigations on us and the impact of recent developments regarding EMI Group plc (“EMI”) and Sony BMG Music Entertainment (“Sony BMG”) on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the decline over the past five years in the global physical recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our music publishing business;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York and the Department of Justice;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	our ability to act as a stand-alone company;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	weaknesses in our internal controls related to U.S. royalties that could affect our ability to ensure reliable financial reports;

•	the effects associated with the formation of Sony BMG; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (the “Company”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

The Company and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2006 and 2005. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2006 and 2005, as well as a discussion of our financial condition and liquidity as of June 30, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Our business is seasonal. Therefore, operating results for the three- and nine-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for fiscal 2006.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In the U.S., our operations are conducted principally through our major record labels—Warner Bros. Records Inc. and The Atlantic Records Group. Internationally, our Recorded Music operations are conducted through our Warner Music International division (“WMI”), which includes various subsidiaries, affiliates and non-affiliated licensees in more than 50 countries outside the U.S. In addition to the more traditional methods of discovering and developing artists, we have implemented new initiatives to identify and nurture artists earlier in the development process and reduce development costs by leveraging our independent distribution network. We refer to these new business models as incubator initiatives. Asylum and East West are the current recorded music incubator labels. In addition, we have launched Cordless Recordings, an “e-label” that gives its artists the ability to come to market with one or several songs in the digital formats without the need to create an entire album. Asylum, East West and Cordless Recordings are a part of our Independent Label Group (“ILG”). We have also entered into strategic ventures with other record labels.

Our Recorded Music operations also include a catalog division named Rhino Entertainment (“Rhino”). Rhino specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks.

On May 31, 2006, we completed our acquisition of Ryko Corporation, a leading independent, integrated music and entertainment company.

Our principal Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which primarily markets and sells music products to retailers and wholesale distributors in the U.S.; a 90% interest in Alternative Distribution Alliance, a distribution company that primarily distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels, various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, whose distribution operations specialize in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in Europe.

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

Recent Developments

EMI

On May 1, 2006, EMI made an unsolicited proposal to acquire the Company for $28.50 per share (consisting of $20 per share in cash and $8.50 per share in EMI stock). Our board unanimously rejected that proposal on May 2, 2006, determining that it was not in the best interests of our shareholders. On June 14, 2006, we made a proposal to purchase EMI for 315 pence per share in cash. EMI rejected that proposal on June 23, 2006, when it made its revised proposal to acquire us for $31 per share in cash. On June 27, 2006, our board unanimously rejected EMI’s revised proposal, determining that it was not in the best interests of our shareholders. We simultaneously made a revised proposal to purchase EMI for 320 pence per share in cash. On June 28, 2006, EMI rejected our revised proposal. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann will now have to re-apply to the European Commission to seek clearance for the formation of Sony BMG and the European Commission will have to re-examine the combination. As a result of this re-examination, the European Commission could clear the transaction without conditions, clear the transaction with conditions or block the transaction forcing Sony BMG to unwind. In the interim, the European Commission, Sony or Bertelsmann can appeal the ruling to the European Court of Justice. We cannot predict what actions will be taken by the European Commission, Sony or Bertelsmann as a result of the ruling or the outcome or timing of the European Commission’s re-examination of Sony BMG or the appeal of the ruling. On July 27, 2006, EMI announced that, against this backdrop, the Board of EMI has decided not to pursue a combination with us for the time being. The EMI Board noted that it will review this position in the light of future developments. Later on July 27, 2006, we announced that the ruling of the European Court of First Instance regarding Sony BMG had created uncertainty regarding a potential combination of us and EMI. We further announced that we would monitor the situation carefully, but until matters become clearer, for instance as a result of the re-review of Sony BMG by the European Commission or through an appeal to the European Court of Justice, we did not believe that it would be prudent to pursue a combination of us and EMI. Accordingly, we do not intend to make an offer for EMI at this time. There can be no certainty that any transaction between the two companies will take place.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Over the past five years, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. However, new avenues for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, and revenue streams from these new sources are beginning to emerge. As reported by the International Federation of the Phonographic Industry (IFPI), sales of music via the Internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior-year. As of July 30, 2006, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 5.5% year-over-year. However, sales of music through new avenues are beginning to offset the declines seen in prior-years. It is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in CD and other recorded music formats.

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

In addition, in connection with the Initial Common Stock Offering, we, among other things, repurchased the warrants issued as part of the initial purchase price consideration for the Acquisition from Time Warner for $138 million, we declared and paid a dividend to our stockholders prior to the Initial Common Stock Offering of $100.5 million, terminated a management agreement with the Investor Group as discussed below, borrowed an additional $250 million under the term loan portion of our senior secured credit facility and paid a $10 million cash bonus to our employees.

Payments Relating to Executive Compensation

Concurrent with the Initial Common Stock Offering, we determined that certain shares of restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of our stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code would be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004, signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provides transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for us to address these issues our Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock. We were authorized to pay a cash bonus to each employee who purchased restricted stock at prices that were below fair market value on the date of purchase. The bonus was calculated as either an amount equal to the tax liability incurred by the employee at the grant date or an estimate of the additional tax which would be incurred by the employee upon vesting of the shares, depending upon the employee’s Section 83(b) election. Additionally, we paid the employees an amount necessary to pay the related taxes on the bonus. This resulted in total cash payments of approximately $10 million, which we expensed in the quarter ended June 30, 2005.

Options. We revised the exercise prices of certain options to purchase our common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. We compensated the grantees with a cash bonus representing the loss of value created by this adjustment to the option exercise prices. This resulted in total cash bonuses paid of approximately $9 million. The revision of the exercise prices was treated as a modification of these awards and $6 million related to this modification was expensed in the quarter ended June 30, 2005.

Further, in connection with the $100.5 million cash dividend we declared and paid to holders of our common stock, consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, we made an adjustment to all options to purchase common stock outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make- whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. We recorded approximately $3 million of expense related to such payments in the quarter ended June 30, 2005.

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

In connection with the Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of June 30, 2006, Holdings had $186 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

In connection with the redemption of the Holdings Floating Rate Notes and 35% of the Holdings Discount Notes, we were required to pay redemption premiums of $10 million and $9 million, respectively, which the we paid on June 15, 2005 and recorded as a loss on the repayment of the notes in the consolidated statement of operations for the three and nine months ended June 30, 2005. We also wrote off the remaining balance of debt-issuance costs of $12 million related to the notes redeemed and the remaining unamortized original issue discount of $4 million related to the Holdings PIK Notes. Such amounts $35 million in the aggregate, were recorded as a loss on the repayment of the notes in the consolidated statement of operations for the three months and nine ended June 30, 2005.

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

The Investor Group terminated the Management Agreement and on May 16, 2005, we paid the Investor Group a $73 million termination fee, which was reflected in our statement of operations for the three and nine months ended June 30, 2005. As a result, certain fees paid in prior periods do not appear in subsequent periods. We paid $1 million and $6 million of Periodic Fees under the Management Agreement during the three and nine months ended June 30, 2005, respectively. We no longer pay any Periodic Fees following the termination of the agreement.

Sale of Warner Bros. Publications

In May 2005, we sold WBP, which conducted our sheet music operations, to Alfred Publishing. No gain or loss was recognized on the transaction, as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to our continuing involvement with WBP, it was not reported as discontinued operations. For the three months ended June 30, 2005, the operations sold generated revenues of approximately $8 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million. For the nine months ended June 30, 2005, the operations sold generated revenues of approximately $34 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The following table summarizes our historical results of operations:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$822	$742
Costs and expenses:
Cost of revenues	(445)	(396)
Selling, general and administrative expenses (1)	(301)	(318)
Amortization of intangible assets	(48)	(47)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(794)	(834)

Operating income (loss)	28	(92)
Interest expense, net	(45)	(50)
Net investment-related gains	—	1
Loss on repayment of Holdings Notes	—	(35)
Other income, net	1	1

Loss before income taxes	$(16)	$(175)
Income tax benefit (expense)	2	(4)

Net loss	$(14)	$(179)

(1)	Includes depreciation expense of $10 million and $12 million for the three months ended June 30, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues increased $80 million, or 11%, to $822 million for the three months ended June 30, 2006 as compared to $742 million for the three months ended June 30, 2005. Excluding a $4 million unfavorable impact of foreign currency exchange rates and prior-year revenue of $8 million related to our sheet music business, which was sold in May 2005, total revenue increased by $92 million or 13%. Recorded Music revenues increased by $90 million, to $678 million for the three months ended June 30, 2006. Excluding a $4 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues rose $94 million, or 16%, comprised of a $44 million increase in physical sales and a $50 million increase in digital sales. Music Publishing revenues declined by $11 million to $150 million for the three months ended June 30, 2006. Excluding $8 million of prior-year revenue related to our sheet music business sold in May 2005, Music Publishing revenue declined $3 million or 2%. International operations represented $416 million of consolidated revenues for the three months ended June 30, 2006 as compared to $375 million for the three months ended June 30, 2005, comprising 51% of total revenues for each period.

Overall digital revenues grew to $92 million for the three months ended June 30, 2006, as compared to $90 million for the three months ended March 31, 2006 and $44 million for the three months ended June 30, 2005. Digital revenues represented 11% of consolidated revenues for the three months ended June 30, 2006, consistent with the most recent reported quarter and up from 6% in the prior-year quarter. Total digital revenues for the three months ended June 30, 2006 was comprised of U.S. revenues of $68 million, or 74% of total digital revenues, and international revenues of $24 million, or 26% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased $49 million, or 12%, to $445 million for the three months ended June 30, 2006 as compared to $396 million for the three months ended June 30, 2005. Excluding a $2 million benefit of foreign currency exchange rates and $5 million of costs related to our sheet music business, which was sold in May 2005, our cost of revenues increased by $56 million. Expressed as a percent of revenues, cost of revenues was 54% and 53% for the three months ended June 30, 2006 and 2005, respectively. The increase related primarily to an increase in product costs of $20 million as a result of higher physical sales and an increase in artist and repertoire costs and licensing costs of $36 million related to increased royalty expense resulting from the increases in both physical and digital sales. While recorded music artist and repertoire costs remained consistent as a percentage of sales, music publishing artist and repertoire costs, excluding the impact of the sheet music business, increased as a percentage of sales due to increased investment in our music publishing business.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $17 million, to $301 million for the three months ended June 30, 2006 as compared to $318 million for the three months ended June 30, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 37% and 43% for the three months ended June 30, 2006 and 2005, respectively. Excluding a $1 million benefit of foreign currency exchange rates and $2 million of expenses related to our print operations which were sold in May 2005, selling, general and administrative expenses decreased by $14 million, or 4%, primarily related to $29 million of one-time compensation expenses recorded in the three months ended June 30, 2005, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. This decline was offset by a $6 million increase in selling and marketing expense, which was the result of the timing of marketing costs incurred in relation to our product release schedule in the current quarter, and a $6 million increase in distribution costs, directly related to the increase in physical sales. Stock compensation expense amounted to $4 million for the three months ended June 30, 2006 and $9 million for the three months ended June 30, 2005.

Loss on termination of management agreement

Concurrent with our Initial Common Stock Offering, the Investor Group terminated the Management Agreement with us. Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005 we paid a $73 million termination fee.

Reconciliation of Consolidated Historical OIBDA to Operating Income (Loss) and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss) and further provides the components from operating income (loss) to net loss for purposes of the discussion that follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$86	$(33)
Depreciation expense	(10)	(12)
Amortization expense	(48)	(47)

Operating income (loss)	28	(92)
Interest expense, net	(45)	(50)
Net investment-related gains	—	1
Loss on repayment of Holdings Notes	—	(35)
Other income, net	1	1

Loss before income taxes	$(16)	$(175)
Income tax benefit (expense)	2	(4)

Net loss	$(14)	$(179)

OIBDA

Our OIBDA increased $119 million to $86 million for the three months ended June 30, 2006 as compared to a loss of $33 million for the three months ended June 30, 2005. Expressed as a percentage of revenues, total OIBDA margin was 11% for the three months ended June 30, 2006 as compared to (4)% for the three months ended June 30, 2005. The increase was primarily a result of the increased revenues and absence of certain one-time expenses which were included in the three months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement and $29 million of one-time compensation expenses, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $2 million to $10 million for the three months ended June 30, 2006 as compared to $12 million for the three months ended June 30, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $1 million, or 2%, to $48 million for the three months ended June 30, 2006 as compared to $47 million for the three months ended June 30, 2005. The increase is due to various acquisitions of recorded music catalogs and music publishing copyrights since the prior-year.

Operating income (loss)

Our operating income increased $120 million, to $28 million for the three months ended June 30, 2006 as compared to an operating loss of $92 million for the three months ended June 30, 2005. The increase in operating income was primarily a result of the increase in OIBDA, which is more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense decreased to $45 million for the three months ended June 30, 2006 compared to $50 million for the three months ended June 30, 2005. The decrease in interest expense is due to a higher average debt balance in the prior-year, as the three months ended June 30, 2005 included interest expense related to the outstanding Holdings Floating Rate Notes and Holdings PIK Notes, which were fully redeemed in June 2005, as well as the Holdings Discount Notes, which were partially redeemed in June 2005. The decline was partially offset by the additional interest on an additional $250 million borrowed under the term loan portion of our senior secured credit facility in connection with the Initial Common Stock Offering in May 2005, as well as higher interest rates on outstanding debt during the current period. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the three months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the three months ended June 30, 2006.

Loss on repayment of Holdings Notes

In June 2005, we redeemed all of the outstanding Holdings Floating Rate Notes, all of the outstanding Holdings PIK Notes and 35% of the outstanding Holdings Discount Notes. In connection with the redemption, we paid approximately $19 million of redemption premiums, and wrote off approximately $12 million related to the carrying value of the unamortized debt issuance costs related to our Holdings Notes and approximately $4 million related to the carrying value of the unamortized discount on the issuance of the Holdings Notes. See “—Financial Condition and Liquidity” for more information.

Other income, net

Other income, net relates to foreign currency exchange rate movements associated with intercompany receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP. We recognized $1 million of other income, net for each of the three months ended June 30, 2006 and 2005 as a result of favorable foreign currency exchange rate movements.

Income tax benefit (expense)

We provided an income tax benefit of $2 million and income tax expense of $4 million for the three months ended June 30, 2006 and 2005, respectively. The current quarter tax benefit related to a discreet period item that resulted from the completion in the current quarter of an analysis of the allocation of our operating expenses charged to affiliates. The analysis resulted in a higher percentage of operating expenses being allocated to foreign income, thereby reducing foreign income taxes. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for the three months ended June 30, 2005 primarily relates to the tax provisions on foreign income.

Net loss

Our net loss declined $165 million, to a net loss of $14 million for the three months ended June 30, 2006 as compared to a net loss of $179 million for the three months ended June 30, 2005. The decrease is primarily the result of increases in revenues and the absence of certain one-time expenses which were included in the three months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement, $29 million of one-time compensation expenses and the $35 million loss on the repayment of the Holdings Notes, which are more fully discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$678	$588
OIBDA	$92	$47
Operating income	$52	$6

Music Publishing
Revenue	$150	$161
OIBDA	$23	$28
Operating income	$9	$13

Corporate and Revenue Eliminations
Revenue	$(6)	$(7)
OIBDA	$(29)	$(108)
Operating loss	$(33)	$(111)

Total
Revenue	$822	$742
OIBDA	$86	$(33)
Operating income (loss)	$28	$(92)

Recorded Music

Recorded Music revenues increased by $90 million, or 15%, to $678 million for the three months ended June 30, 2006 from $588 million for the three months ended June 30, 2005. Excluding a $4 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $94 million, or 16%, which was driven by an increase in digital sales of approximately $50 million and an increase in physical sales of $44 million. Digital sales totaled $88 million, or 13% of Recorded Music revenues for the three months ended June 30, 2006 compared to $38 million, or 6%, for the three months ended June 30, 2005. Digital sales totaled $86 million, or 13% for the immediately preceding three months ended March 31, 2006. Worldwide physical sales increased as a result of significant sales of new releases in the three months ended June 30, 2006, as well as increased sales of a number of carryover and catalog releases. Domestic physical sales increased $18 million, and excluding the impact of foreign currency exchange rates, international physical sales increased $26 million.

Recorded Music revenues represented 82% and 79% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2006 and 2005, respectively. U.S. Recorded Music revenues were $347 million and $292 million, or 51% and 50% of consolidated Recorded Music revenues for the three months ended June 30, 2006 and 2005, respectively. International Recorded Music revenues were $331 million and $296 million, or 49% and 50% of consolidated Recorded Music revenues for the three months ended June 30, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $45 million, to $92 million for the three months ended June 30, 2006 compared to $47 million for the three months ended June 30, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 8% for the three months ended June 30, 2006 and 2005, respectively. The increase in OIBDA was primarily a result of the $90 million increase in revenues more fully described above and a $22 million decrease in general and administrative expense, primarily due to the absence of a $20 million impact related to one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date. These increases in OIBDA were offset by (i) a $20 million increase in product costs and a $6 million increase in distribution costs directly related to the increase in physical sales previously described and (ii) a $24 million increase in artist and repertoire costs primarily related to increased royalty expense as a result of our increases in both physical and digital sales previously described. As a percentage of Recorded Music revenues, artist and repertoire costs were flat, excluding the impact of foreign currency exchange rates, as compared to the prior-year quarter.

Recorded Music operating income was $52 million for the three months ended June 30, 2006 as compared to $6 million for the three months ended June 30, 2006. Recorded Music operating income included the following components:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$92	$47
Depreciation and amortization	(40)	(41)

Operating income	$52	$6

The $46 million increase in Recorded Music operating income related to the $45 million increase in Recorded Music OIBDA more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $1 million.

Music Publishing

Music Publishing revenues decreased $11 million, or 7%, to $150 million for the three months ended June 30, 2006 as compared to $161 million for the three months ended June 30, 2005. Excluding prior-year revenue of $8 million from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $3 million, or 2%, and such decline was comprised of a $4 million decrease in mechanical revenue and a $12 million decline in synchronization revenue, offset by increases in performance revenue of $8 million and other revenues of $5 million. Mechanical revenue declines reflect prior-year industry declines in physical record sales. Synchronization revenues declined as a result of variability in the film and television commercial markets as well as the timing of payments received from key licensors of our copyrights. The increase in performance revenue reflects a change in the timing of payments received from a U.S. performing rights organization. Other revenue consists primarily of print licensing fees and royalties from other sources such as stage productions. Music Publishing revenues consisted of $62 million of mechanical revenues, $58 million of performance revenues, $21 million of synchronization revenues, $4 million of revenues from digital sales and $5 million of other revenues. Digital sales represented 3% and 4% of Music Publishing revenues for the three months ended June 30, 2006 and 2005, respectively. Music Publishing revenues represented 18% and 22% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended June 30, 2006 and 2005, respectively.

Music Publishing OIBDA declined $5 million to $23 million for the three months ended June 30, 2006 as compared to $28 million for the three months ended June 30, 2005. Excluding $1 million in prior-year OIBDA from our sheet music business, OIBDA decreased by $4 million primarily as a result of the decrease in revenues discussed above. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 15% and 17% for the three months ended June 30, 2006 and 2005, respectively.

Music Publishing operating income was $9 million for the three months ended June 30, 2006 as compared to $13 million for the three months ended June 30, 2005. Music Publishing operating income includes the following components:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$23	$28
Depreciation and amortization	(14)	(15)

Operating income	$9	$13

The $4 million decline in Music Publishing operating income related to the $5 million decrease in Music Publishing OIBDA, more fully discussed above, and a $1 million decrease in depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased $79 million to $29 million for the three months ended June 30, 2006 as compared to $108 million for the three months ended June 30, 2005. Corporate expenses decreased primarily due to the lack of a $73 million payment on termination of management fee, described more fully above. Additionally, prior-year corporate expenses were impacted by $8 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

The following table summarizes our historical results of operations:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$2,662	$2,597
Costs and expenses:
Cost of revenues(1)	(1,384)	(1,377)
Selling, general and administrative expenses	(918)	(942)
Amortization of intangible assets	(143)	(140)
Loss on termination of management agreement	—	(73)

Total costs and expenses	(2,445)	(2,532)

Operating income	217	65
Interest expense, net	(135)	(140)
Net investment-related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Loss on repayment of Holdings Notes	—	(35)
Unrealized gain on warrants	—	17
Minority interest expense	—	(5)
Other income, net	3	5

Income (loss) before income taxes	86	(93)
Income tax expense	(38)	(46)

Net income (loss)	$48	$(139)

(1)	Includes depreciation expense of $32 million and $40 million for the nine months ended June 30, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues increased $65 million, or 3%, to $2.662 billion for the nine months ended June 30, 2006 as compared to $2.597 billion for the nine months ended June 30, 2005. Excluding a $62 million unfavorable impact of foreign currency exchange rates and prior-year revenue of $34 million related to our sheet music business, which was sold in May 2005, total revenue increased by $161 million, or 6%, primarily due to significant increases in digital sales. Recorded Music revenues increased by $125 million, to $2.274 billion for the nine months ended June 30, 2006. Excluding the impact of foreign currency exchange rates, Recorded Music revenues increased by $173 million or 8%, primarily driven by an increase in worldwide Recorded Music digital sales of $148 million and an increase in worldwide Recorded Music licensing revenue and physical sales of $25 million. Music Publishing revenues declined by $60 million, to $410 million for the nine months ended June 30, 2006. Excluding the impact of foreign currency exchange rates and the prior-year revenue related to our sheet music business, Music Publishing revenue declined $12 million, or 3%. International operations represented $1.380 billion of consolidated revenues for each of the nine months ended June 30, 2006 and 2005, comprising 52% and 53% of total revenues, respectively.

Overall digital revenues grew $147 million to $251 million for the nine months ended June 30, 2006 as compared to $104 million for the nine months ended June 30, 2005. Digital revenues represented 9% and 4% of consolidated revenues for the nine months ended June 30, 2006 and 2005, respectively. Total digital revenues for the nine months ended June 30, 2006 were comprised of U.S revenues of $181 million, or 72% of total digital revenues, and international revenues of $70 million, or 28% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased by $7 million, or 1%, to $1.384 billion for the nine months ended June 30, 2006 as compared to $1.377 billion for the nine months ended June 30, 2005. Expressed as a percent of revenues, cost of revenues was 52% and 53% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $38 million favorable impact of foreign currency exchange rates and $22 million of expenses related to our sheet music business, which was sold in May 2005, our cost of revenues increased $67 million, or 5%. The increase was primarily due to an increase in product costs of $45 million, directly related to our higher physical sales and a $22 million increase in artist and repertoire and licensing expenses related primarily to increased royalty expense as a result of our increases in physical and digital sales.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $24 million, or 3%, to $918 million for the nine months ended June 30, 2006 as compared to $942 million for the nine months ended June 30, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 34% and 36% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $17 million benefit of foreign currency exchange rates and $11 million of expenses related to our sheet music business, selling, general and administrative expenses increased by $4 million. The increase primarily related to (i) a $35 million increase in selling and marketing due to the timing of marketing costs incurred in relation to our product release schedule in the current period and (ii) a $7 million increase in distribution costs related to our increase in physical sales. These increases were offset by an $18 million decrease in general and administrative expenses, primarily due to the absence of $29 million of one-time compensation expenses recorded in the nine months ended June 30, 2005, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date and $6 million of management fees incurred related to the terminated Management Agreement described below. This was partially offset by a severance payment of $8 million related to the departure of the chairman of WMI recorded in the nine months ended June 30, 2006. Additionally, the increase was offset by an $8 million decrease in depreciation expense, discussed more fully below. Stock compensation expense amounted to $12 million for the nine months ended June 30, 2006 and $18 million for the nine months ended June 30, 2005.

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

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income (loss) for purposes of the discussion that follows:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$392	$245
Depreciation expense	(32)	(40)
Amortization expense	(143)	(140)

Operating income	217	65

Interest expense, net	(135)	(140)
Net investment-related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Loss on repayment of Holdings Notes	—	(35)
Unrealized gain on warrants	—	17
Minority interest expense	—	(5)
Other income, net	3	5

Income (loss) before income taxes	86	(93)
Income tax expense	(38)	(46)

Net income (loss)	$48	$(139)

OIBDA

Our OIBDA increased $147 million to $392 million for the nine months ended June 30, 2006 as compared $245 million for the nine months ended June 30, 2005. Expressed as a percentage of revenues, total OIBDA margin was 15% for the nine months ended June 30, 2006 as compared to 9% for the nine months ended June 30, 2005. The increase was primarily a result of the increase in Recorded Music revenue and the absence of certain one-time expenses which were included in the nine months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement and $29 million of one-time compensation expenses, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $8 million to $32 million for the nine months ended June 30, 2006 as compared to $40 million for the nine months ended June 30, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $3 million, or 2%, to $143 million for the nine months ended June 30, 2006 as compared to $140 million for the nine months ended June 30, 2005. The increase is due to various acquisitions of recorded music catalogs and music publishing copyrights since the prior-year.

Operating income

Our operating income increased $152 million, to $217 million for the nine months ended June 30, 2006 as compared to $65 million for the nine months ended June 30, 2005. The increase in operating income was primarily a result of the increase in OIBDA and the decrease in depreciation expense, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense decreased $5 million to $135 million for the nine months ended June 30, 2006 as compared to $140 million for the nine months ended June 30, 2005. The nine months ended June 30, 2005 include several months of interest expense related the outstanding Holdings Floating Rate Notes and Holdings PIK Notes, which were issued in December 2004 and fully redeemed in June 2005, as well as the Holdings Discount Notes, which were issued in December 2004 and partially redeemed in June 2005. The decline is partially offset by interest expense related to an additional outstanding term loan of $250 million borrowed in May 2005, which is reflected in only one of the nine months ended June 30, 2005, as well as higher interest rates on outstanding debt during the current period. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the nine months ended June 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the nine months ended June 30, 2006.

Equity in the gains (losses) of equity-method investees, net

The nine months ended June 30, 2006 includes $1 million of equity in the gains of equity-method investees, as compared to $1 million of equity in the losses of equity-method investees during the nine months ended June 30, 2005.

Loss on repayment of Holdings Notes

In June 2005 we redeemed all of the outstanding Holdings Floating Rate Notes, all of the outstanding Holdings PIK Notes and 35% of the outstanding Holdings Discount Notes. In connection with the redemption, we paid approximately $19 million of redemption premiums, and wrote off approximately $12 million related to the carrying value of the unamortized debt issuance costs related to our Holdings Notes and approximately $4 million related to the carrying value of the unamortized discount on the issuance of the Holdings Notes. See “—Financial Condition and Liquidity” for more information.

Unrealized gain on warrants

We recognized a $17 million unrealized gain to mark-to-market the value of the warrants issued to Time Warner in connection with the Acquisition for the nine months ended June 30, 2005. In connection with the Company’s Initial Common Stock Offering, we repurchased the warrants at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

We recognized minority interest expense of $5 million for the nine months ended June 30, 2005. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully redeemed in December 2004 from the proceeds of the Holdings Notes. As such, there is no comparable charge recognized during the nine months ended June 30, 2006.

Other Income, net

We recognized $3 million and $5 million of other income, net for the nine months ended June 30, 2006 and 2005, respectively. Other income, net relates to favorable foreign currency exchange rate movements associated with inter-company receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP.

Income tax expense

We provided income tax expense of $38 million for the nine months ended June 30, 2006 as compared to $46 million for the nine months ended June 30, 2005. The tax provision for the nine months ended June 30, 2006 included a discreet period item that resulted from the completion in the current period of an analysis of the allocation of our operating expenses charged to affiliates. The analysis resulted in a higher percentage of operating expenses being allocated to foreign income, thereby reducing foreign income taxes. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. There was no offsetting income tax benefit on U.S. domestic tax losses recognized due to the uncertain nature of these deferred tax assets. Our income tax expense for the nine months ended June 30, 2006 and 2005 primarily relates to the tax provisions on foreign income.

Net income (loss)

Our net income increased by $187 million, to net income of $48 million for the nine months ended June 30, 2006 as compared to a net loss of $139 million for the nine months ended June 30, 2005. The increase in net income is primarily the result of the absence of certain one-time expenses which were included in the nine months ended June 30, 2005, including the $73 million payment on termination of the Management Agreement, $29 million of one-time compensation expenses and the $35 million loss on repayment of the Holdings Notes, which are more fully discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$2,274	$2,149
OIBDA	$379	$313
Operating income	$258	$188

Music Publishing
Revenue	$410	$470
OIBDA	$91	$99
Operating income	$47	$55

Corporate and Revenue Eliminations
Revenue	$(22)	$(22)
OIBDA	$(78)	$(167)
Operating (loss)	$(88)	$(178)

Total
Revenue	$2,662	$2,597
OIBDA	$392	$245
Operating income	$217	$65

Recorded Music

Recorded Music revenues increased by $125 million, or 6%, to $2.274 billion for the nine months ended June 30, 2006 from $2.149 billion for the nine months ended June 30, 2005. Excluding a $48 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $173 million, or 8%, which was primarily driven by an increase in digital sales of $148 million and an increase in licensing revenue and physical sales of $25 million. Digital sales totaled $238 million, or 10% of Recorded Music revenues for the nine months ended June 30, 2006 and $90 million, or 4%, for the nine months ended June 30, 2005.

Recorded Music revenues represented 85% and 83% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2006 and 2005, respectively. U.S. Recorded Music revenues were $1.115 billion and $1.001 billion, or 49% and 47% of consolidated Recorded Music Revenues for the nine months ended June 30, 2006 and 2005, respectively. International Recorded Music revenues were $1.159 billion and $1.148 billion, or 51% and 53% of consolidated Recorded Music Revenues for the nine months ended June 30, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $66 million, or 21%, to $379 million for the nine months ended June 30, 2006 compared to $313 million for the nine months ended June 30, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 17% and 15% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $3 million unfavorable impact of foreign currency exchange rates, OIBDA increased $69 million, or 22%, primarily as a result of the $173 million increase in revenues more fully described above, offset by (i) a $45 million increase in product costs, due primarily to the increase in physical sales and to increased sales of special edition physical products, such as CD/DVD box sets in the current period, (ii) a $27 million increase in artist and repertoire costs and licensing costs due primarily to increased royalty expense related to our increases in physical and digital sales and (iii) a $34 million increase in selling and marketing costs related to the timing of marketing costs incurred related to our product release schedule in the current period and as well as a larger number of releases that sold in excess of one million units as compared to the prior year period. General and administrative costs declined $12 million due to prior-year one-time bonuses to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date amounting to $20 million, offset by the $8 million severance payment made related to the departure of the chairman of WMI in the nine months ended June 30, 2006.

Recorded Music operating income was $258 million for the nine months ended June 30, 2006 as compared to $188 million for the nine months ended June 30, 2005. Recorded Music operating income included the following components:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$379	$313
Depreciation and amortization	(121)	(125)

Operating income	$258	$188

The $70 million increase in Recorded Music operating income related to the $66 million increase in Recorded Music OIBDA, more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $4 million.

Music Publishing

Music Publishing revenues decreased to $410 million for the nine months ended June 30, 2006 as compared to $470 million for the nine months ended June 30, 2005. Excluding a $14 million unfavorable impact of foreign currency exchange rates, and prior-year revenue of $34 million of revenue from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $12 million, or 3%, which was comprised of a $16 million decrease in mechanical revenue and a $14 million decline in synchronization revenue, offset by an $8 million increase in performance revenue and a $11 million increase in other revenues. Mechanical revenue declines reflect prior-year industry declines in physical record sales. Synchronization revenues declined as a result of variability in the film and television commercial markets as well as the timing of payments from key licensors of our copyrights. The increase in performance revenue reflects a change in the timing of payments received from a U.S. performing rights organization. Other revenue consists primarily of print licensing fees and royalties from other sources such as stage productions. Music Publishing revenues consisted of $179 million of mechanical revenues, $145 million of performance revenues, $59 million of synchronization revenues, $13 million of revenues from digital sales and $14 million of other revenues. Digital sales represented 3% of Music Publishing revenues for the nine months ended June 30, 2006 and 2005. Music Publishing revenues represented 15% and 18% of consolidated revenues, prior to corporate and revenue eliminations, for the nine months ended June 30, 2006 and 2005, respectively.

Music Publishing OIBDA decreased $8 million to $91 million for the nine months ended June 30, 2006 as compared to $99 million for the nine months ended June 30, 2005. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 22% and 21% for the nine months ended June 30, 2006 and 2005, respectively. Excluding a $1 million unfavorable impact of foreign currency exchange rates, and prior-year OIBDA of $1 million from our sheet music business, which was sold in May 2005, Music Publishing OIBDA decreased $6 million, primarily as a result of the $12 million decrease in revenue more fully discussed above, which was offset by a $6 million decrease in royalty expenses related to the decrease in revenue discussed above.

Music Publishing operating income decreased to $47 million for the nine months ended June 30, 2006 as compared to $55 million for the nine months ended June 30, 2005. Music Publishing operating income includes the following components:

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$91	$99
Depreciation and amortization	(44)	(44)

Operating income	$47	$55

The $8 million decrease in Music Publishing operating income related to the $8 million decrease in Music Publishing OIBDA, more fully discussed above.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $89 million to $78 million for the nine months ended June 30, 2005, compared to $167 million for the nine months ended June 30, 2004. Corporate expenses primarily decreased due to the prior-year $73 million payment on termination of Management Agreement, more fully described above, as well as the absence of management fees amounting to $6 million related to such Management Agreement. Corporate expenses for the nine months ended June 30, 2005 also included $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2006, we had $2.251 billion of debt, $306 million of cash and equivalents, $29 million of short-term investments (net debt of $1.916 billion, defined as total debt less cash and equivalents and short-term investments) and $80 million of shareholders’ equity. This compares to $2.246 billion of debt, $288 million of cash and equivalents (net debt of $1.958 billion) and $89 million of shareholders’ equity at September 30, 2005. Net debt decreased by $42 million as a result of (i) an $18 million increase in cash and equivalents, (ii) a $29 million increase in short-term investments and (iii) a $13 million reduction of debt related to our quarterly repayments of our term loans under the senior secured credit facility. The declines were offset by a $6 million impact of foreign currency exchange rates on our Sterling-denominated notes and $12 million accretion of our Holdings Discount Notes.

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

The $9 million decrease in shareholders’ equity during the nine months ended June 30, 2006 consisted of $48 million of net income for the nine months ended June 30, 2006, deferred gains on derivative financial instruments of $12 million and stock compensation of $12 million for the nine months ended June 30, 2006. These increases were primarily offset by $76 million of dividends, which was comprised of our $19.3 million dividend declared on October 3, 2005 and paid on November 23, 2005, our $19.3 million dividend declared on December 29, 2005 and paid on February 17, 2006, our $19.3 million dividend declared on March 14, 2006 and paid on May 3, 2006, and our $19.3 million dividend declared on June 7, 2006 and paid on July 27, 2006.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2006 and 2005 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Nine Months Ended June 30, 2006	Nine Months Ended June 30, 2005
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$223	$172
Investing activities	(142)	(54)
Financing activities	(68)	(407)

Operating Activities

Cash provided by operations was $223 million for the nine months ended June 30, 2006 compared to $172 million for the nine months ended June 30, 2005. The $51 million increase reflects the prior-year payment of the $73 million fee as a result of the termination of the Management Agreement, higher interest payments in the prior-year related to the additional Holdings debt outstanding, prior-year cash payments of $10 million to our employees in connection with the Company’s Initial Common Stock Offering and cash payments for certain of the other one-time special bonuses paid to certain holders of restricted stock and stock options and cash paid in the prior-year in relation to our restructuring plan. The current-year cash provided by operations reflects higher cash collections due to consistently higher sales, offset by higher royalty advance payments in connection with contractual obligations and the timing of releases and additional royalty payments related to the timing of releases.

Investing Activities

Cash used in investing activities was $142 million for the nine months ended June 30, 2006 compared to $54 million for the nine months ended June 30, 2005. The $142 million of cash used in investing activities in the nine months ended June 30, 2006 primarily reflects $63 million, net of cash acquired, paid for the completion of our acquisition of Ryko, $29 million of cash invested in auction-rate securities and other short-term investments, $18 million of capital expenditures as well as several small acquisitions in Australia, Singapore and South Africa. The $54 million of cash used in investing activities in the nine months ended June 30, 2005 primarily reflects $20 million of capital expenditures, the acquisition of an additional 30% interest in Maverick and various acquisitions of music publishing copyrights offset by $50 million of proceeds from the sale of certain assets.

Financing Activities

Cash used in financing activities was $68 million for the nine months ended June 30, 2006, a $339 million decrease as compared to $407 million for the nine months ended June 30, 2005. Cash used in financing activities for the nine months ended June 30, 2006 consisted of our quarterly repayment of debt and the payment of dividends. Cash used in financing activities for the nine months ended June 30, 2005 primarily relates to the repayment of a portion of the Holdings Notes for $574 million, quarterly term loan debt repayments of $10 million, the returns of capital paid to the Investor Group of $917 million, the $209 million redemption of subsidiary preferred stock as part of the Holdings Refinancing and $138 million paid to repurchase the three-year warrants from Time Warner. These uses of cash were offset principally by $525 million of net proceeds after stock-issuance costs from the Company’s Initial Common Stock Offering, $681 million of net proceeds after debt-issuance costs from the issuance of debt as part of the Holdings Refinancing and $247 million of net proceeds after debt-issuance costs from the additional term loan borrowings under the senior secured credit facility.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the undrawn $250 million (less $2 million of outstanding letters of credit as of June 30, 2006) revolving credit portion of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of June 30, 2006, our long-term debt consisted of $1.417 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $648 million of Acquisition Corp. senior subordinated notes and $186 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of June 30, 2006.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.417 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of June 30, 2006, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and at least Ba2 by Moody’s. As of August 2, 2006, our term loan facility was rated B+ by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of June 30, 2006, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Senior Subordinated Notes”). The Senior Subordinated Notes mature on April 15, 2014. The Senior Subordinated Notes bear interest at a fixed rate of 7 3/8% per annum on the $465 million dollar notes and 8 1/8% per annum on the £100 million Sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares, to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments, to make certain investments; to sell certain assets, to create liens on certain debt without securing the notes, to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, to enter into certain transactions with affiliates and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December 2004, Holdings issued the Holdings Notes. In connection with the Company’s Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of June 30, 2006, Holdings had $186 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit agreement permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit agreement, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit agreement, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

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

On October 3, 2005, December 29, 2005, March 14, 2006 and June 7, 2006, we declared dividends on our outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006, May 3, 2006 and July 27, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the nine months ended June 30, 2006, 2,479,501 shares of restricted stock purchased by or awarded to certain employees of the Company vested.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of June 30, 2006, we were in compliance with all covenants under the credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 22 to our audited consolidated financial statements for the twelve months ended September 30, 2005, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2006, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2005.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar and Australian dollar. The Company did not enter into any significant foreign exchange forward contracts during the nine months ended June 30, 2006 or subsequent to June 30, 2006.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of June 30, 2006, the carrying value of these Sterling notes was $183 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of June 30, 2006. We did not enter into any additional hedges related to this debt subsequent to June 30,2006.

We are exposed to interest rate risk with respect to our floating rate debt. During the nine months ended June 30, 2006, we extended the terms of certain existing interest rate swap agreements. As of June 30, 2006 we had total interest rate swap agreements in place to hedge total notional amounts of $897 million. Under existing interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments. We did not enter into any additional interest rate swap agreements subsequent to June 30, 2006.

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

SEC rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by public companies in the reports that they file or submit under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes in our Internal Controls over financial reporting or other factors during the period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Radio Promotion Activities

On September 7, 2004, November 22, 2004 and March 31, 2005, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 we reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, we agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. The Attorney General has also reached settlements with all of the other major music companies in connection with this investigation. Two independent labels have filed related antitrust suits against us alleging that our radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. We filed a Notice of Related Case and were successful in having both of these cases consolidated. On May 23, 2006, we filed a Motion to Dismiss in both cases. Decisions on these motions are pending. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation we may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the U.S. Department of Justice served us with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company intends to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of twenty-seven putative class action lawsuits concerning the pricing of digital music downloads have been filed. We have yet to be served in some of the cases, but we expect they will all be consolidated into one case. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads and, according to some of the complaints, protect allegedly inflated prices for compact discs. The complaints generally seek unspecified compensatory, statutory and treble damages. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. The value of worldwide sales (recorded music, excluding sales of digital tracks), as reported by the International Federation of the Phonographic Industry (IFPI) at fixed 2004 exchange rates, fell as the music industry witnessed a decline of 1.6% from 1999 to 2000, 1.3% from 2000 to 2001, 6.7% from 2001 to 2002, 7.4% from 2002 to 2003, 1.3% from 2003 to 2004 and 3.0% from 2004 to 2005. As of July 30, 2006, year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 5.5% year-over-year. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio formats and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. As reported by the International Federation of the Phonographic Industry (IFPI), sales of music via the internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior-year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior-years. However, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. An estimated 20 billion songs were illegally swapped or downloaded worldwide in 2005, according to IFPI. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2005, according to IFPI. IFPI estimates that 1.2 billion pirated units were manufactured in 2005. According to IFPI estimates, approximately 37% of all music CDs sold worldwide in 2005 were pirated. Unauthorized copies and piracy contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2005, approximately 52% of our revenues related to operations in foreign territories. For the nine months ended June 30, 2006, approximately 52% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2006, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the balance of the fiscal year.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness and allow for continued payment of regular dividends or that they will meet our strategic objectives or otherwise be successful. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments.”

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

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG Music Entertainment (“Sony BMG”). As a result, the recorded music market now consists of four major players (Universal, Sony BMG, EMI Recorded Music (“EMI”) and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one disproportionately large major, Universal, with approximately 25% market share and four other majors relatively equal in size with market shares ranging between 11% and 14%. Now there are two majors with 2004 global market shares over 25%, Universal and Sony BMG, and two significantly smaller majors, EMI and us, each with less than 15%. IFPI is in the process of gathering 2005 market data, but final data is not yet available. There is a threat that the change in the competitive landscape caused by the new Universal and Sony BMG duopoly could drive up the costs of artist signings and the costs of marketing and promoting records to our detriment. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments”.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of June 30, 2006, our total consolidated indebtedness was $2.251 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $2 million of current letters of credit).

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of June 30, 2006 we had approximately 148.5 million shares of common stock outstanding. Approximately 107.5 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management, will be able to participate in such registration. In addition we have registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8 and such shares may be sold as provided therein.

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

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM	5. OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM	6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (1)

10.1	Sixth Supplemental Indenture, dated as of June 30, 2006, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Form 10-Q for the period ended March 31, 2005.
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2006

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.

Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER

Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)