Form 10-K
period 2006-09-30
Warner Music Group Corp.
filed 2006-12-01
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☒    Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of March 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $734,619,131.58, based on the closing price of the common stock of $21.64 per share on that date as reported on the New York Stock Exchange. Shares of common stock held by the executive officers and directors and our controlling shareholders have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 29, 2006, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 149,150,684.787.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report is incorporated by reference from the Registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the Registrant’s fiscal 2006 annual meeting of stockholders.

WARNER MUSIC GROUP CORP.

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions made by management. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We disclaim any duty to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – ‘Safe Harbor’ Statement Under Private Securities Litigation Reform Act of 1995.”

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s fourth-largest recorded music company (the third largest in the U.S.) and currently the world’s second-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $3.516 billion during our fiscal year ended September 30, 2006.

Our Recorded Music business produces revenue through the marketing, sale and licensing of recorded music in various physical (such as CDs, cassettes, LPs and DVDs) and digital (such as downloads and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 29 of the top 100 U.S. best-selling albums of all time—more than any other recorded music company, including The Eagles: Their Greatest Hits 1971-1975 (the best-selling album of all time), Led Zeppelin IV and Rumours by Fleetwood Mac. Prior to corporate and revenue eliminations, our Recorded Music business generated revenues of $3.005 billion during our fiscal year ended September 30, 2006.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to corporate and revenue eliminations, our Music Publishing business generated revenues of $538 million during our fiscal year ended September 30, 2006.

Our Business Strengths

We believe the following competitive strengths will enable us to continue to generate stable cash flow through our diverse base of recorded music and music publishing assets:

Industry Leading Recording Artists and Songwriters. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented local artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our recent recorded music album and music publishing successes. This has enabled us to develop a large and varied catalog of recorded music and music publishing assets that generate stable cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success.

Stable, Highly Diversified Revenue Base. Our revenue base is derived primarily from relatively stable and recurring sources such as our music publishing library, our catalog of recorded music and new releases from our existing base of established artists. In any given year, we believe that generally less than 10% of our total revenues depend on artists without an established track record, with none of these artists typically representing more than 1% of our revenues. We have built a large and diverse catalog of recordings and compositions that covers a wide breadth of musical styles including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions.

Flexible Cost Structure With Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We spent $30 million in capital expenditures for each of our fiscal years ended September 30, 2006 and 2005 and $18 million for our ten-month fiscal year ended September 30, 2004. We continue to seek sensible opportunities to convert fixed costs to variable costs, such as the sale of our CD and DVD manufacturing, packaging and physical distribution operations in 2003. Finally, we have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new artists and songwriters, which further allows us to respond to changing industry conditions.

Digital Leadership. We see ourselves as a music-based content company, earning revenue from different digital models and products, including digital downloads of single tracks and albums, online subscription services, custom and non-interactive webcasting, streaming and downloads of music videos and all forms of ringtones. We have integrated the development of innovative digital products and strategies throughout our business. Through our digital initiatives we established strong partnerships with our customers, developed new products and have become a leader in the expanding worldwide mobile music business. For example, we recently announced a deal with YouTube through which we will share advertising revenues related to the streaming of our music videos and user generated videos utilizing our recorded music library. In a separate deal with Google, we will share advertising revenues related to the streaming of our music videos and will receive a wholesale price for the sale of our downloaded music videos. Through the first three quarters of calendar 2006, our shares of digital recorded music track and album sales in the U.S. as measured by SoundScan were higher than our overall recorded music album share in the U.S., which we believe reflects the relative strength of our content and in particular our catalog content, as well as the success of our recent digital innovation efforts. We are also a leader in premium-priced digital album bundles, created by combining our existing assets with new assets that we have created such as bonus tracks, music videos and “behind the scenes” footage, which we believe reflects the success of our product innovation efforts. Over 70% of all premium priced album bundles sold on iTunes in the U.S. were ours for the fiscal year ended September 30, 2006. We are also taking advantage of an expanding wireless telephone universe and upgrades to next-generation wireless networks to foster growth in mobile music, including recent strategic partnerships around the world with Beeline, one of Russia's leading mobile networks, China Unicom, the world's third-largest mobile operator, and SK Telecom, Korea's foremost broadband and wireless provider.

Focus on Innovative A&R. We believe our relative size, the strength of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit releases and our valuable music publishing library have and will help us continue to successfully build our roster of artists and songwriters. We are constantly looking for new, innovative ways to develop and execute our A&R strategy. For example, in the U.S., we have established our Independent Label Group (“ILG”), which leverages our strong independent distribution network to identify major acts of the future at a lower cost. We continue to realize significant success in the acquisition of new artists and the development of new content. For the fiscal year ended September 30, 2006, we have gained album market share in the U.S. year-over-year in four out of the top five musical genres including Alternative, Hard Music, R&B and Top Sellers. Four releases from ILG debuted in the Top 10 of the Billboard 200 in the last year and a half.

Leader in Independent Distribution. The combined strength of our U.S distribution companies, Warner-Elektra-Atlantic Corporation (“WEA Corp.”), Ryko Distribution (acquired in May 2006 as part of our acquisition of Ryko Corporation (“Ryko”)) and Alternative Distribution Alliance (“ADA”), has established us as the independent music distribution leader in the U.S.

Our Strategy

We intend to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success and we intend to enhance the value of our assets by continuing to attract and develop new artists and songwriters with staying power and market potential. Our local A&R teams seek to sign talented recording artists with strong potential, whose new releases will generate a meaningful level of sales and increase the enduring value of our catalog by continuing to generate sales on an ongoing basis, with little additional marketing expenditure. We also work to identify promising songwriters who will write musical compositions that will augment the lasting value and stability of our music publishing library. We intend to continue to employ profitable and creative A&R strategies in this effort, such as the establishment of ILG. Additionally, we intend to continually evaluate our artist and songwriter roster to ensure we remain focused on developing the most promising and profitable talent. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours, such as our recent acquisition of Ryko, our acquisition of Ferret Music’s recorded music, publishing, management, tour and merchandise business and our license with the Grateful Dead to manage exclusively all of the band’s intellectual property.

Maximize the Value of our Music Assets. Our relationships with our recording artists and songwriters, our recorded music catalog and our music publishing library are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music content. We believe that the ability to monetize our music content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously unmonetized content in new channels, formats and products, including premium-priced album bundles, ringtones and full track video and song downloads on mobile phones. For example, we have a large catalog of music videos that we have yet to fully monetize as well as unexploited album art, lyrics, and B-side tracks that that have never been released. We will also continue to work with our partners to explore creative approaches and constantly experiment with new deal structures and products to take advantage of new distribution channels.

Focus on Continued Management of Our Cost Structure. We will continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings. We will also continue to monitor industry conditions to ensure that our business remains aligned with industry trends. For example, subsequent to the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004 (the “Acquisition”), we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. The restructuring plan included the consolidation of our Elektra Records and Atlantic Records labels, rationalization of our global network, dropping approximately 30% of our artist roster and an approximately 20% reduction in our global workforce. We completed substantially all of these restructuring efforts in fiscal 2005, implementing approximately $250 million of annualized cost savings.

Capitalize on Digital Distribution and Emerging Technologies. Emerging digital formats should continue to produce new means for the distribution and exploitation of our recorded music and music publishing assets. We believe that the development of legitimate online and wireless channels for the purchase of music content continues to hold significant promise and opportunity for the industry. In particular, new and emerging third-party digital distribution outlets are not only reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives, as they are easy to use, offer uncorrupted, high-quality song files and integrate seamlessly with increasingly popular portable music players such as Apple’s iPod line or Microsoft’s Zune player, and a wide variety of PlaysForSure compatible devices from Creative, iRiver, Samsung and Sandisk and now phones from Motorola and Nokia. In addition, we believe digital distribution will stimulate incremental catalog sales given the ability to offer enhanced presentation and searchability of our catalog. As networks and phone handsets become more sophisticated, our music is increasingly becoming available on mobile phone platforms through wireless service providers via ringtones, ringback tones, full track downloads and music video downloads. We believe the wireless business offers a more secure environment than does the online business and thereby reduces our exposure to piracy in areas where piracy is more widespread, such as Asia.

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

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through technological innovation, litigation, education and the promotion of legislation to combat piracy. We will continue to take a leadership role in the music industry’s war against piracy, as we did by championing the industry-wide development of the new physical formats, partnering with Apple on its security model for its Macintosh and PC launches of iTunes, and encouraging Microsoft to retool its digital rights management digital media copyright protection technology and include playlist burn limits. In addition, we continue to support the aggressive measures taken by the Recording Industry Association of America (“RIAA”), the International Federation of the Phonographic Industry (“IFPI”) and the National Music Publishers Association (“NMPA”), including civil lawsuits, education programs, lobbying for tougher anti-piracy legislation and international efforts to preserve music copyrights. We also believe new technologies geared towards degrading the illegal file-sharing process and tracking the source of pirated music offer a means to reduce piracy. Furthermore, recent legal actions by our industry, both in and outside the U.S., have been designed to educate consumers that obtaining music through unauthorized P2P networks is against the law and to deter illegal downloads. The industry has also been working with educational institutions to implement controls to prohibit students from illegally downloading copyrighted material. We believe that consumer awareness of the illegality of piracy has increased as a result of these initiatives. We believe these actions, in addition to the expansive growth of legitimate online and wireless music offerings, will help to limit the revenues lost to digital piracy. See “Industry Overview—Recorded Music—Piracy”.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further exploiting actors’ contracts. For over 45 years, Warner Bros. Records has led the industry both creatively and financially with the discovery of many of the world’s biggest recording artists. Warner Bros. Records acquired Frank Sinatra’s Reprise Records in 1963. Atlantic Records was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B and Elektra Records was founded in 1950 by Jac Holzman as a folk music label. Atlantic Records and Elektra Records were merged in 2004 to form The Atlantic Records Group.

Since 1970, we have operated internationally through Warner Music International (“WMI”). WMI is responsible for the sale and marketing of our U.S. artists abroad as well as the discovering and development of international artists. Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Bad Boy, Cordless, East West, Elektra, Lava, Maverick, Nonesuch, Reprise, Rhino, Rykodisc, Sire, Warner Brothers and Word. Chappell & Intersong Music Group was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as the acquisition of Word Entertainment in 2002, a joint venture with Bad Boy in 2005 and our recent acquisition of Ryko in 2006.

In 2004, an investor group consisting of Thomas H. Lee Partners L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), Providence Equity Partners, Inc. and its affiliates (“Providence Equity”) and Music Capital Partners L.P. (collectively, the “Investor Group”) acquired Warner Music Group from Time Warner Inc. (“Time Warner”). Warner Music Group became the only stand-alone music content company with publicly traded common stock in the U.S. in May 2005.

Recorded Music (85%, 83%, and 81% of consolidated revenues, before corporate and revenue eliminations, in fiscal 2006, 2005 and 2004, respectively)

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, we established ILG to discover artists earlier in their careers and at a lower cost by leveraging our independent distribution network.

In the U.S., our recorded music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks.

Outside the U.S., our recorded music activities are conducted in more than 50 countries through WMI and its various subsidiaries, affiliates and non-affiliated licensees WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Our Recorded Music distribution operations include WEA Corp., which markets and sells music products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the newly created ADA U.K., which provides ADA’s distribution services to independent labels in Europe.

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD format, and now, digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full track download stores such as those operated by Verizon or Sprint.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with the A&R departments of our labels to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind. We also work side by side with our wireless and online partners to test new concepts. We believe existing digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, that we now have the opportunity to monetize through digital channels. In general, digital music content is sold through two primary channels: online and mobile. The proportion of revenues attributed to each distribution channel varies by region, with online making up a larger percentage of revenues in the U.S. and mobile music currently representing a larger percentage of digital revenues outside of the U.S, especially in Europe and Asia. However, digital music is in the early stages of growth and these proportions may change as the roll-out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

Artists and Repertoire (“A&R”)

We have a decades-long history of identifying and contracting with recording artists who become commercially successful. Our ability to select artists who are likely to be successful is a key element of our Recorded Music business strategy. Our ability to select artists spans all music genres and all major geographies and includes artists who achieve national, regional and international success. We believe that this success is directly attributable to our experienced global team of A&R executives, to the longstanding reputation and relationships that we have developed in the artistic community and to our effective management of this vital business function.

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate digital channels. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. WMI markets and sells U.S. and local repertoire from its own network of affiliates and numerous licensees in more than 50 countries. With a roster of local artists performing in 25 languages, WMI has an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

A significant number of our recording artists have continued to appeal to audiences long after we cease to release their new recordings. Our recorded music catalog includes the U.S. best-selling album of all time, The Eagles: Their Greatest Hits 1971-1975, which has sold more than 29 million units in the U.S. to date. We have an efficient process for generating continued sales across our catalog releases, as evidenced by the fact that catalog albums generally generate approximately 40% of our recorded music sales in a typical year. Relative to our new releases, we spend comparatively small amounts on marketing for catalog sales.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

Avenged Sevenfold	Death Cab for Cutie	Mike Jones	Luis Miguel	Seal
Bee Gees	Deftones	Jaheim	Missy Elliott	Sean Paul
Big & Rich	Diddy	Jet	Alanis Morissette	Shinedown
Björk	Disturbed	Juvenile	Jason Mraz	Frank Sinatra
James Blunt	The Doors	Kid Rock	Muse	Paul Simon
Boyz N Da Hood	The Eagles	k.d. lang	Musiq Soulchild	Simple Plan
Michelle Branch	Enya	Larry the Cable Guy	My Chemical Romance	Slayer
Michael Bublé	Faith Hill	Led Zeppelin	New Order	The Smiths
Ryan Cabrera	Flaming Lips	Lil’ Flip	Notorious B.I.G.	Staind
Tracy Chapman	Fleetwood Mac	Lil’ Kim	Panic! At the Disco	Rob Thomas
Cher	H.I.M.	Lil’ Scrappy	Laura Pausini	T.I.
Eric Clapton	Genesis	Linkin Park	Daniel Powter	Twista
Phil Collins	Gnarls Barkley	Madonna	The Ramones	Uncle Kracker
The Corrs	Goo Goo Dolls	Maná	Pretty Ricky	The Used
Cowboy Troy	Grateful Dead	Mastadon	Red Hot Chili Peppers	Paul Wall
Ray Charles	Green Day	matchbox twenty	R.E.M.	Westernhagen
Danity Kane	Josh Groban	Brian McKnight	Damien Rice	Neil Young
The Darkness	Lupe Fiasco	MC Solaar	Rilo Kiley	Young Dro
Craig David	Emmylou Harris	Metallica	Alejandro Sanz	Yung Joc

Artists’ Contracts

Our artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording agreements with artists that define our rights to use the artists’ copyrighted recordings. In accordance with the terms of the contract, the artists receive royalties based on sales and other forms of exploitation of the artists’ recorded works. We customarily provide up-front payments to artists called advances, which are recoupable by us from future royalties otherwise payable to artists. We also typically pay costs associated with the recording and production of albums, which are treated in certain countries as advances recoupable from future royalties. Our typical contract for a new artist covers a single initial album and provides us with a series of options to acquire subsequent albums from the artist. Royalty rates and advances are often increased for optional albums. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which are generally an advance recoupable from future royalties.

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

We are also experimenting with other forms of business models with recording artists to adapt to changing industry conditions, sometimes entering into agreements where we share in the touring, merchandising, music publishing or other revenues associated with a particular recording artist.

Marketing and Promotion

WEA Corp., ADA, Ryko Distribution and Word market and sell our recorded music product in the U.S. Our approach to marketing and promoting our artists and their recordings is comprehensive. Our goal is to maximize the likelihood of success for new releases as well as stimulate the success of previous releases. We seek to maximize the value of each artist and release, and to help our artists develop an image that maximizes appeal to consumers.

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work, and coordinating promotion of albums to radio and television outlets. We are also experimenting with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing assets with new assets that are created simultaneously with the album such as bonus tracks, music videos and “behind the scenes” footage. Through digital distribution channels we have greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

In further preparation for and subsequent to the release of an album, we coordinate and execute a marketing plan that addresses specific retail strategies to promote the album. Aspects of these promotions include in-store appearances, advertising, displays and placement in album listening stations. These activities are overseen by our label marketing staffs to ensure that maximum visibility is achieved for the artist and the release.

Our approach to the marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining financial discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are informed by updated reports on an artist’s retail sales and radio play, so that a promotion plan can be quickly adjusted if necessary.

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

Manufacturing, Packaging and Physical Distribution

We have entered into manufacturing, packaging and physical distribution arrangements with Cinram for our CDs and DVDs in the U.S. and Europe. Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. We believe that the terms of the Cinram agreements reflect market rates. We also have arrangements with other suppliers and distributors as part of our manufacturing, packaging and physical distribution operations throughout the rest of the world.

Sales

Most of our sales represent purchases by a wholesale or retail distributor. Our return policies are in accordance with wholesale and retailer requirements, applicable laws and regulations, territory- and customer-specific negotiations, and industry practice. We attempt to minimize the return of unsold product by monitoring shipments and sell-through data.

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage and remarket music from our catalog to form new compilations. Most of our sales are currently generated through the CD format, although we also sell our music through both historical formats, such as cassettes and vinyl albums, and newer emerging digital and physical formats.

We sell our recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music. We work with our customers to ensure optimal product placement and promotion.

We believe that the online channel has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites which sell digital music on a per album or per track basis or offer subscription and streaming services and several carriers are also introducing the capability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as iTunes, Napster, Rhapsody, URGE, Yahoo, Amp’d, Cingular, Helio, Sprint, T-mobile, Verizon Wireless, Orange, Vodafone and Virgin Mobile, and are actively seeking to develop and grow this business. In digital formats, costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with digital and mobile service providers generally last one to two years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the infancy of the digital business models.

Music Publishing (15%, 17%, and 19% of consolidated revenues, before corporate and revenue eliminations, in fiscal 2006, 2005 and 2004, respectively)

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rights holders, our music publishing business garners a share of the revenues generated from use of the song.

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Our best-selling songwriter or song owner and song accounted for less than 2.5% and 1% of our music publishing revenues, respectively, for the fiscal year ended September 30, 2006. Moreover, our music publishing library includes many standard titles that span multiple music genres and has demonstrated the ability to generate consistent revenues over extended periods of time. For example, over the last ten years, our top 10 earning songs, which include such titles as “Happy Birthday to You” and “Winter Wonderland” have generally generated annual revenues of between $0.5 million and $1.5 million per song. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment. In addition to the more traditional methods, we have implemented new initiatives to promote and develop emerging songwriters, such as our label, Perfect Game Recording Co., which, similar to ILG, seeks to identify and nurture songwriters earlier in their careers.

Warner/Chappell also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, we sold our printed sheet music business to Alfred Publishing.

Music Publishing Portfolio

Representative Songwriters

India.Arie	Led Zeppelin	Radiohead
Burt Bacharach	Madonna	The Ramones
Michelle Branch	Johnny Mercer	R.E.M.
Michael Bublé	George Michael	Damien Rice
Andreas Carlsson	Maná	Alejandro Sanz
Eric Clapton	Moby	John Shanks
Bryan-Michael Cox	Muse	Staind
Dr. Dre	Randy Newman	T.I.
Dido	Tim Nichols	Timbaland
George and Ira Gershwin	New York Dolls	Van Morrison
Green Day	Harry Nilsson	Kurt Weill
Don Henley	Nickelback	Barry White
Michael Jackson	Cole Porter	John Williams

Representative Songs

1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday to You	I Only Want to Be With You	Ain’t No Stopping Us Now
Night and Day	When a Man Loves a Woman	For the Love of Money
The Lady is a Tramp	I Got a Woman	A Horse With No Name
Too Marvelous for Words	People Get Ready	Moondance
Dancing in the Dark	Love is Blue	Peaceful Easy Feeling
Winter Wonderland	For What It’s Worth	Layla
Ain’t She Sweet	This Magic Moment	Staying Alive
Frosty the Snowman	Save the Last Dance for Me	Star Wars Theme
When I Fall In Love	Viva Las Vegas	Killing Me Softly
Misty	Walk On By	Does Anybody Really Know What Time It Is?
The Party’s Over	Build Me Up Buttercup
On the Street Where You Live	Everyday People	Saturday in the Park
Blueberry Hill	Whole Lotta Love
Makin’ Whoopee
Dream a Little Dream of Me
It Had To Be You
You Go To My Head

1980s	1990s	2000 and After
Eye of the Tiger	Unbelievable	It’s Been Awhile
Slow Hand	Creep	Photograph
The Wind Beneath My Wings	Macarena	Complicated
Endless Love	Sunny Came Home	You Got It Bad
Morning Train	Amazed	Crazy in Love
What You Need	This Kiss	Cry Me a River
Beat It	Believe	White Flag
Jump	Smooth	Dilemma
We Are the World	Livin’ La Vida Loca	Work It
Indiana Jones Theme		Miss You
Burn
American Idiot
The Reason
Save a Horse (Ride a Cowboy)
We Belong Together
Promiscuous
Crazy

Music Publishing Royalties

Warner/Chappell, as a copyright owner or administrator of copyrighted musical compositions, is entitled to receive royalties for the exploitation of musical compositions. We continually add new musical compositions to our catalog, and seek to acquire rights in songs that will generate substantial revenue over long periods of time. Often, a copyright owner will transfer only “administration rights” to a third party. Administration rights are the rights to license uses of the composition and collect monies derived therefrom.

Music publishers generally receive royalties pursuant to mechanical, public performance, synchronization and other licenses. In the U.S., music publishers collect and administer mechanical royalties, and statutory ceilings are established by the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sales of recordings embodying those musical compositions. In the U.S., public performance royalties are typically administered and collected by performing rights organizations and in most countries outside the U.S., collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee and, by contract, music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

Warner/Chappell acquires copyrights or portions of copyrights and administration rights from songwriters or other third-party holders of rights in compositions. Typically, in either case, the grantor of rights retains a right to receive a percentage of revenues collected by Warner/Chappell. As an owner and/or administrator of compositions, we promote the use of those compositions by others. For example, we encourage recording artists to record and include our songs on their albums, offer opportunities to include our compositions in filmed entertainment, advertisements and wireless media, and advocate the use of our compositions in live stage productions. Examples of music uses that generate publishing revenues include:

Mechanical: sale of recorded music in various formats

•	Physical recordings (e.g., CDs, DVDs, video cassettes)

•	Internet and wireless downloads

•	Mobile phone ringtones

Performance: performance of the song to the general public

•	Broadcast of music on television, radio, cable and satellite

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of music at sporting events, restaurants or bars

•	Online and wireless streaming

•	Performance of music in staged theatrical productions

Synchronization: use of the song in combination with visual images

•	Films or television programs

•	Television commercials

•	Videogames

Other:

•	Toys or novelty items

•	Licensing of copyrights for use in sheet music

Composers’ and Lyricists’ Contracts

Warner/Chappell derives its rights through contracts with composers and lyricists (songwriters) or their heirs, and with third-party music publishers. In some instances, those contracts grant either 100% or some lesser percentage of copyright ownership in musical compositions and administration rights. In other instances, those contracts only convey to Warner/Chappell rights to administer musical compositions for a period of time without conveying a copyright ownership interest. Our contracts grant us exclusive exploitation rights in the territories concerned excepting any pre-existing arrangements. Many of our contracts grant us rights on a worldwide basis. Contracts typically cover the entire work product of the writer or composer for the duration of the contract. As a result, Warner/Chappell customarily possesses the rights for every musical composition created by the writer or composer during the duration of the contract.

While the duration of the contract may vary, many of our contracts grant us ownership and/or administration rights for the duration of copyright. U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. In addition, in the U.K., rights transferred by an author of certain works created before June 1, 1957 automatically revert to the author’s heirs 25 years after the author’s death.

Marketing and Promotion

We actively seek, develop and maintain relationships with songwriters. We actively market our copyrights to licensees such as recorded music companies (including our Recorded Music business), filmed entertainment, television and other media companies, advertising and media agencies, event planners and organizers, computer and video game companies and other multimedia producers. We also market our musical compositions for use in live stage productions and merchandising. In addition, we actively seek new and emerging outlets for the exploitation of songs such as ringtones for mobile phones, new wireless and online uses and webcasting.

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

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized online peer-to-peer file-sharing and downloading and industrial duplication. See “Industry Overview—Piracy.” Additionally, we compete, to a lesser extent, with alternative forms of entertainment such as motion pictures on home devices (e.g., VHS and DVD) or at the box office and with videogames for disposable consumer income.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to IFPI, in 2004, the four largest major record companies were Universal, Sony BMG Music Entertainment (“Sony BMG”), EMI Recorded Music (“EMI”) and WMG, which accounted for approximately 72% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 28%, including independent music companies. Universal was the market leader with a 26% global market share in 2004, followed by Sony BMG with a 22% share. EMI and WMG held a 13% and 11% share of global recorded music sales, respectively. While market shares change moderately year-to-year, none of these players have gained or lost more than 3 percentage points of share in the last 5 years through 2004 (taking into account combined shares of Sony and BMG for years prior to the formation of Sony BMG in 2004). Music & Copyright released the following unofficial estimates for 2005 global market shares: Universal – 26%; Sony – 19%; EMI – 14%; WMG – 13%; independents – 29%. By their calculations, the majors accounted for 71% of worldwide recorded music sales in 2005, however, the official IFPI market information for 2005 has not yet been released. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann will now have to re-apply to the European Commission to seek clearance for the formation of Sony BMG and the European Commission will have to re-examine the combination. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal.”

The music publishing business is also highly competitive. The top five music publishers collectively account for over 65% of the market. Based on Music & Copyright’s estimates, EMI Music Publishing and WMG (Warner/Chappell) are the market leaders in music publishing, holding 17% and 16% shares of the market in 2005, respectively. They are followed by BMG at 13%, Universal at 12% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 7%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works. In September 2006, it was announced that Universal had agreed to acquire BMG Music Publishing Group from Bertelsmann. The acquisition has been approved by U.S. merger authorities but still requires the approval of E.U. merger authorities and, if approved, would result in the formation of the largest music publishing company with a share of global revenues potentially in excess of 25%, making Universal both the largest recorded music company and music publishing company. If the acquisition is completed, we would become the world’s third-largest music publishing company. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal.”

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or specially commissioned works) after January 1, 1978 lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for musical compositions and sound recordings that are not “works made for hire” lasts for the life of the author plus 70 years for works created on or after January 1, 1978. U.S. works created prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to copyright protection but are protected by common law rights or state statutes, where applicable. Copyright in the E.U. has recently been harmonized such that the period of copyright protection for musical compositions in all member states lasts for the life of the author plus 70 years. In certain E.U. countries, such as the U.K., the period of protection for musical compositions was recently extended from 50 years to 70 years, which has restored copyright protection in certain compositions in which our rights lapsed. In the E.U., the term of copyright for sound recordings lasts for 50 years from the date of release.

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

In December 1996, two global copyright treaties, the WIPO Copyright Treaty and the WIPO Performances and Phonograms Treaty, were signed, securing the basic legal framework for the international music industry to trade and invest in online music businesses. The WIPO treaties have been ratified by the requisite number of countries, including the U.S.

The European Union has implemented these treaties through the European Copyright Directive, which was adopted by the E.U. in 2001. Legislation implementing the Directive in each of the member states is underway.

The Directive harmonizes copyright laws across Europe and extends substantial protection for copyrighted works online. The E.U. has also put forward legislation aimed at assuring cross border coordination of the enforcement of laws related to counterfeit goods, including musical recordings.

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

Employees

As of September 30, 2006, we employed approximately 4,000 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to collective bargaining agreements, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

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

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 22 to the Consolidated and Combined Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2005, according to IFPI, generated $33.5 billion in retail value of sales. Over time, major recorded music companies build significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. In the first three quarters of calendar 2006, according to SoundScan, 38% of all U.S. physical unit sales were from recordings more than 18-months old, and 27% were from recordings more than three-years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) accounted for 76% of the recorded music market in 2005. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 37% of total 2005 recorded music sales. In addition the U.S. and Japan are largely local music markets, with 93% and 74% of their 2005 sales consisting of domestic repertoire, respectively. In contrast, the U.K, German and French territories are made up of a higher percentage of international sales, with domestic repertoire constituting only 59%, 46% and 61% of these markets, respectively.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. physical music sales has declined from 52% in 1995 to 39% in 2005. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 28% to 32%. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 14% of music sales in 2005. In terms of genre, rock remains the most popular style of music, representing 32% of 2005 U.S. unit sales, although genres such as rap, hip-hop and Latin music have become increasingly popular.

According to RIAA, from 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%, twice the rate of total entertainment spending. This growth was driven by demand for music, the replacement of LPs and cassettes with CDs, price increases and strong economic growth and was largely paralleled around the world. The industry began experiencing negative growth rates in 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a CAGR of 4%, although there was a 2.5% year-over-year increase recorded in 2004. In 2005, the physical business experienced an 8% year-over-year decline. According to SoundScan, through November 19, 2006, calendar year-to-date U.S. recorded music sales (excluding sales of digital tracks are down approximately 5% year-over-year. According to SoundScan, adding digital track sales to the album totals, based on the RIAA standard ten tracks per album equivalent, the U.S. music industry is down 1% through November 19, 2006. Similar declines have occurred in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

Notwithstanding these factors, we believe that the music industry could improve based on the recent mobilization of the industry as a whole against piracy and the development of legitimate digital distribution channels. In addition, continued recovery of the world economy and improved consumer expenditures can drive growth in the recorded music industry.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•	Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as Ares, eDonkey, Limewire and WinMX or websites such as allofmp3.com (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI estimates that almost 20 billion songs were illegally downloaded in 2005.

•	Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than a decade. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. IFPI states that industrial pirated physical music products totaled 1.2 billion units in 2005, or approximately 37% of all CDs purchased (legal or otherwise). IFPI also believes that industrial piracy is most prevalent in Brazil, China, India, Indonesia, Mexico, Pakistan, Paraguay, Russia, Spain and Ukraine.

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

•	Technological: The technological measures against piracy are geared towards degrading the illegal file-sharing process and tracking providers and consumers of pirated music. These measures include spoofing, watermarking, copy protection, the use of automated webcrawlers and access restrictions. In addition, the industry continues to experiment with new DVD-related technologies that contain more robust encryption protection.

•	Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. Data collected by RIAA in April and May 2006 reflect that only a small minority of the U.S. music-consuming population age 13 and older currently believes that there is legal justification for engaging in file-sharing activities – one-third or less say that file-sharing is their “right,” and that it is legal to download music for free, to make their music collections available for others to download or copy, and/or to download or copy music from someone else’s collection

•	Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against file-sharing services in Australia. U.S. lawsuits have largely targeted individuals who share large quantities of illegal music content. RIAA has announced its plans to continue these lawsuits in the U.S. IFPI has brought similar actions in Argentina, Austria, Brazil, Canada, Denmark, Finland, France, Germany, Iceland, Ireland, Italy, Hong Kong, Mexico, Netherlands, Poland, Singapore, Sweden, Switzerland and the U.K. and it may pursue similar actions in other countries. A number of recent court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the of the lawful uses of the device.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the recent proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading, better search capabilities and seamless integration with portable digital music players. For example, legitimate online operations such as Apple’s iTunes, MusicNet, musicmatch and Rhapsody have been launched since the beginning of 2003 and offer a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. Already, according to IFPI, there are more than 360 legal online music sites providing alternatives to illegal file-sharing in markets around the world. The mobile music business is also growing rapidly, with mobile music revenues rising to over $400 million in 2005, according to IFPI. While most mobile revenue is currently derived from ringtones, new mobile phones equipped with new capabilities are increasingly offering the capability for full track downloads and streaming audio and video, further expanding legitimate options.

These efforts are incremental to the long standing push by organizations such as IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions are beginning to have a positive effect. A survey conducted by The NPD Group, a market research firm, in December 2005 shows that 11% of U.S. Internet users aged 13 or older who downloaded music from a file-sharing service at any point in the past two years stopped using such file-sharing services in the past year, and an additional 29% reduced their downloading activity.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rights holders. Music publishing revenues are derived from four main royalty sources: Mechanical, Performance, Synchronization and Other.

In the U.S., mechanical royalties are collected directly by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., performing rights organizations and collection societies perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid to any co-owners of the copyright in the composition and to the writer(s) and composer(s) of the composition. Mechanical royalties are paid at a penny rate of 8.5 cents per song per unit in the U.S. (although recording agreements sometimes contain “controlled composition” provisions pursuant to which artist/songwriters license their rights to their record companies at as little as 75% of this rate) and as a percentage of wholesale price in most other territories. In the U.S., these rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and are increasing at two-year intervals. For example, through December 2005 we received 8.5 cents per song and then on January 1, 2006, the rate increased to 9.1 cents per song until December 31, 2007. Recordings in excess of 5 minutes attract a higher rate. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals. An upcoming Copyright Royalty Board (CRB) proceeding will set new mechanical royalty rates in the U.S. for the five years from January 1, 2008 to December 31, 2012. The CRB will set the royalty rates for physical and digital products, including subscription services.

Throughout the world, performance royalties are typically collected on behalf of publishers and songwriters by performance rights organizations and collection societies. Key performing rights organizations and collection societies include: The American Society of Composers, Authors and Publishers, SESAC and Broadcast Music, Inc. in the U.S.; Mechanical-Copyright Protection Society and The Performing Right Society in the U.K.; The German Copyright Society in Germany and the Japanese Society for Rights of Authors, Composers and

Publishers in Japan. The societies pay a percentage (which is set in each country) of the performance royalties to the copyright owner(s) or administrators (i.e., the publisher(s)), and a percentage directly to the songwriter(s), of the composition. Thus, the publisher generally retains the performance royalties it receives other than any amounts attributable to co-publishers.

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile phone ringtones. The worldwide music publishing market was estimated to have generated approximately $3.6 billion in revenues in 2004 according to figures contained in the March 2, 2005 issue of Music & Copyright. Trends in music publishing vary by royalty source:

•	Mechanical: Although the decline in the physical business has begun to have an impact on mechanical royalties, this decline has been partly offset by the regular and predictable biennial statutory increases in the mechanical royalty rate in the U.S., the increasing efficiency of local collection societies worldwide and the growth of new revenue sources such as mobile phone ringtones and legitimate online and wireless downloads.

•	Performance: According to an January 2006 report from Enders Analysis, performance royalties experienced steady growth from 1999 to 2004. Continued growth is expected, largely driven by television advertising, live performance and online streaming and advertising royalties.

•	Synchronization: We believe synchronization revenues have experienced strong growth in recent years and will continue to do so, benefiting from the proliferation of media channels, a recovery in advertising, robust videogames sales and growing DVD film sales/rentals.

In addition, major publishers have the opportunity to generate significant value by the acquisition of small publishers by extracting cost savings (as acquired libraries can be administered with little or no incremental cost) and by increasing revenues through more aggressive marketing efforts.

Executive Officers

The following table sets forth information as to our executive officers as of November 15, 2006, together with their positions and ages.

Name	Age	Position
Edgar Bronfman, Jr.	51	Chairman of the Board and CEO
Lyor Cohen	47	Chairman and CEO, U.S. Recorded Music
Patrick Vien	40	Chairman and CEO, Warner Music International
Richard Blackstone	46	Chairman and CEO, Warner/Chappell Music, Inc.
Michael D. Fleisher	41	Executive Vice President and Chief Financial Officer
David H. Johnson	60	Executive Vice President and General Counsel
Caroline Stockdale	43	Executive Vice President, Global Human Resources
Alex Zubillaga	38	Executive Vice President, Digital Strategy and Business Development

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

Edgar Bronfman, Jr. has served as our Chairman of the Board and CEO since March 1, 2004. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, which he founded, from April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an officer and executive of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the boards of InterActiveCorp, Fandango, New York University Medical Center and the board of Governors of the The Joseph H. Lauder Institute of Management and International Studies at the University of Pennsylvania. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the JP Morgan National Advisory Board.

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

Patrick Vien has served as Chairman and CEO of Warner Music International since February 13, 2006. Prior to joining Warner Music Group, Mr. Vien was the President of NBC Universal’s Global Networks Division. Before joining NBC Universal, Mr. Vien was President of Universal’s Television Network Enterprises. Prior to this position at Universal, Mr. Vien was President and COO of North American Television (NATV). Mr. Vien earned a master’s degree in business communications from the Annenberg School of Communications at the University of Southern California and graduated from McGill University in Montreal with a bachelor’s degree in economics. He is a member of the Young Presidents’ Organization, a global association of business leaders under the age of 50.

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

David H. Johnson has served as Executive Vice President and General Counsel since 1999. Prior to joining Warner Music Group., Mr. Johnson spent nine years as Senior Vice President and General Counsel for Sony Music Entertainment. He also held several posts at CBS and was an associate in the law firm Mayer, Nussbaum, Katz & Baker. Mr. Johnson received a B.A. in political science from Yale University, a J.D. from the University of Pennsylvania Law School and an L.L.M. from New York University School of Law.

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

Alex Zubillaga has served as Executive Vice President, Digital Strategy and Business Development since August 2005. Prior to being designated as Executive Vice President, Digital Strategy and Business Development, Mr. Zubillaga held various positions with Warner Music Group since joining the company in March 2004, including Senior Vice President, Digital Strategy and Business Development and Vice President, Office of the Chairman. Prior to joining Warner Music Group, Mr. Zubillaga served as managing director and co-founder of Lexa Partners LLC. Previously, Mr. Zubillaga was founder and managing partner of E-Quest Partners. Prior to that, Mr. Zubillaga served as founder, Chairman and CEO of NETUNO. Mr. Zubillaga graduated from Babson College with a degree in Business Administration.

WHERE YOU CAN FIND MORE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. These filings are not deemed to be incorporated by reference in this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Our common stock is listed on the NYSE under the symbol “WMG”. You can inspect and copy reports, proxy statements and other information about us at the NYSE’s offices at 20 Broad Street, New York, New York 10005. We also maintain an Internet site at www.wmg.com. We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Executive, Nominating and Corporate Governance Committee and (iii) Code of Conduct which is applicable for all or our employees including our principal executive, financial and accounting officers, are available at our Internet site under “Investor Relations—Corporate Governance.” Copies will be provided to any stockholder upon written request to Investor Relations, 75 Rockefeller Plaza, New York, New York 10019, via electronic mail at Investor.Relations@wmg.com or by contacting Investor Relations at (212) 275-2000. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

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

The industry began experiencing negative growth rates in 1999, on a global basis. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. According to RIAA, since 1999, annual dollar sales of physical music product in the U.S. are estimated to have declined at a CAGR of 4%, although there was a 2.5% year-over-year increase recorded in 2004. In 2005, the physical business experienced an 8% year-over-year decline. According to SoundScan, through November 19, 2006, calendar year-to-date U.S. recorded music sales (excluding sales of digital tracks) are down approximately 5% year-over-year. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio physical formats and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. As reported by IFPI, sales of music via the Internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior-year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior years. However, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin formats such as DVD-Audio and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence wholesale prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales grew from 28% to 32%. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have recently filed for bankruptcy protection. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal” and “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, CDs and MP3 files. An estimated 20 billion songs were illegally swapped or downloaded worldwide in 2005, according to IFPI. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and technological means and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer. See “Business—Industry Overview—Piracy.”

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. Worldwide, industrial pirated music (which encompasses unauthorized physical copies manufactured for sale but does not include Internet downloads or home CD burning) is estimated to have generated over $4.5 billion in revenues in 2005, according to IFPI. IFPI estimates that 1.2 billion pirated units were manufactured in 2005. According to IFPI estimates, approximately 37% of all music CDs sold worldwide in 2005 were pirated. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business. See “Business—Industry Overview—Piracy.”

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

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release, our release schedule and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the timing of the release of our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

Our operating results fluctuate on a seasonal and quarterly basis, and, in the event we do not generate sufficient net sales in our first fiscal quarter, we may not be able to meet our debt service and other obligations.

Our business is seasonal. For the fiscal year ended September 30, 2006, we derived approximately 85% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our first fiscal quarter) material to our full-year performance. We realized 31%, 32% and 32% of recorded music calendar year net sales during the last three months of calendar 2006, 2005 and 2004, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and other obligations. As digital revenue increases as a percentage of our total revenue, this may affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity; by its inability to enforce our intellectual property rights in digital environments; and by its failure to develop a successful business model applicable to a digital environment, including such channels of distribution as satellite radio. It also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet and computer and videogames.

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

Prior to our Acquisition by the Investor Group in 2004, we were a business division of Time Warner. In addition we completed our initial public offering in May 2005 (the “Initial Common Stock Offering”). We have only been operating as an independent public company implementing our own corporate governance practices since 2005. We expect the continued evaluation and implementation of corporate governance and securities disclosure and compliance practices in order to comply with these requirements will increase our legal compliance and financial reporting costs. We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude or additional costs we may incur as a result.

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

We have positioned ourselves to take advantage of online and wireless technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenues from CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. While recent studies have indicated that consumers spend more on music in general when they begin to purchase music in digital form than previously, it remains unclear how consumer behavior will change when faced with the opportunity to purchase only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. In addition, as new distribution channels continue to develop we have to implement systems to process royalties on these new revenue streams. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due in a timely manner and automate these tasks, we may experience delays as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenue from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell to consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers $0.99 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls more than 70 percent of the legitimate digital music download business. If iTunes were to adopt a lower pricing model for our music recordings or if there is a pricing structure change to other pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music recordings they will accept from music content owners like us, our revenue could be significantly reduced.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. The U.S. Copyright Office recently decided that the use of compositions as ringtones fall under the compulsory license provisions of section 115 of the Copyright Act. If this decision is not reversed on appeal, it will likely lower the cost of mechanical licenses for ringtones, which is favorable for our Recorded Music business but unfavorable for our Music Publishing business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for these and other income sources are set too low through this process, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2006, approximately 52% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2006, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome and we could increase our leverage in connection with acquisitions or investments. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness and allow for continued payment of regular dividends or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both.

We are controlled by entities that may have conflicts of interest with us.

The Investor Group controls a majority of our common stock on a fully diluted basis. In addition, representatives of the Investor Group occupy substantially all of the seats on our board of directors and pursuant to a stockholders agreement, will have the right to appoint all of the independent directors to our board. As a result, the Investor Group has the ability to control our policies and operations, including the appointment of management, the entering into of mergers, acquisitions, sales of assets, divestitures and other extraordinary transactions, future issuances of our common stock or other securities, the payments of dividends, if any, on our common stock, the incurrence of debt by us and the amendment of our certificate of incorporation and bylaws. The Investor Group will have the ability to prevent any transaction that requires the approval of our board of directors or the stockholders regardless of whether or not other members of our board of directors or stockholders believe that any such transaction is in their own best interests. For example, the Investor Group could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. Additionally, the Investor Group are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. The Investor Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. So long as the Investor Group continues to hold a majority of our outstanding common stock the Investor Group will be entitled to nominate a majority of our board of directors, and will have the ability to effectively control the vote in any election of directors. In addition, so long as the Investor Group continues to own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Our reliance on one company for the manufacturing, packaging and physical distribution of our products in North America and Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in 2007. If we are unable to negotiate favorable renewals of these agreements we would have to switch to substitute suppliers causing disruption in our Recorded Music business. Further, pricing negotiated with Cinram in future agreements may be less favorable than the existing agreements.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal.

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG. As a result, the recorded music industry now consists of four major players (Universal, Sony BMG, EMI and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one appreciably larger major, Universal, with approximately 25% of the global recorded music revenues and four other majors relatively equal in size ranging between 11% and 14% of recorded music revenues. Now there are two appreciably larger majors, Universal and Sony BMG, and two significantly smaller majors, EMI and us. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann will now have to re-apply to the European Commission to seek clearance for the formation of Sony BMG and the European Commission will have to re-examine the combination. As a result of this re-examination, the European Commission could clear the transaction without conditions, clear the transaction with conditions or block the transaction forcing Sony BMG to unwind. In the interim, Sony BMG has appealed the ruling to the European Court of Justice. We cannot predict what actions will be taken by the European Commission, Sony or Bertelsmann as a result of the ruling or the outcome or timing of the European Commission’s re-examination of Sony BMG or the appeal of the ruling, or what impact the final decision regarding the formation of SonyBMG might have on us. Further, in September 2006, it was announced that Universal had agreed to acquire the BMG Music Publishing Group from Bertelsmann. The acquisition has been approved by U.S. merger authorities but still requires the approval of E.U. merger authorities and, if approved, would result in the formation of the largest music publishing company with a share of global revenues potentially in excess of 25%, making Universal both the largest recorded music company and music publishing company. We cannot predict what impact the acquisition of BMG Music Publishing by Universal might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of September 30, 2006, our total consolidated indebtedness was $2.256 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $2 million of letters of credit).

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

Our senior secured credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our restricted subsidiaries to, among other things:

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. A breach of any of these covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of September 30, 2006 we had approximately 149.1 million shares of common stock outstanding. Approximately 107.5 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management, will be able to participate in such registration. In addition we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Approximately 13.0 million shares remain registered on these registration statements on Form S-8 as of September 30, 2006 and such shares may be sold as provided in the respective registration statements on Form S-8.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Litigation

Radio Promotion Activities

On September 7, 2004, November 22, 2004 and March 31, 2005, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 we reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, we agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. The Attorney General has also reached settlements with all of the other major music companies in connection with this investigation. Two independent labels have filed related antitrust suits against us alleging that our radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. We filed a Notice of Related Case and were successful in having both of these cases consolidated. On May 16, 2006, we filed a Motion to Dismiss in both cases. On October 11, 2006, the court denied our Motion to Dismiss as to the antitrust claims but granted the motion, with leave to amend, as to the state tort claim for Interference with Prospective Economic Advantage. On October 24, 2006, Plaintiffs filed Amended Complaints, attempting to cure the defects in their tort claim. We filed a motion to dismiss Plaintiffs’ amended claims for Interference with Prospective Economic Advantage on November 13, 2006. This motion is scheduled to be heard on January 29, 2007. Discovery is proceeding. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation we may become involved in as a result of our settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company has provided documents in response to these requests and intends to continue to fully cooperate with the Attorney General’s and Department of Justice's industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the judicial panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads and, according to some of the complaints, protect allegedly inflated prices for compact discs. The complaints seek unspecified compensatory, statutory and treble damages. We intend to defend against these lawsuits vigorously, but are unable to predict the outcome of these suits. Any litigation we may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

No matter was submitted to a vote of security holders of Warner Music Group Corp. during the fourth quarter of 2006.

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

Warner Music Group Corp.’s common stock was listed on the New York Stock Exchange under the symbol “WMG” on May 10, 2005. Prior to that time, there was no public market for our common stock. The following table presents the high and low closing prices for the common stock on the New York Stock Exchange during the periods indicated and the dividends declared during such periods:

	High	Low	Dividends Paid
2005:
Third Quarter (commencing May 10, 2005)	$16.95	$15.23	—
Fourth Quarter	$18.71	$14.75	—
2006:
First Quarter	$19.27	$15.25	$0.13
Second Quarter	$22.21	$19.84	$0.13
Third Quarter	$29.48	$22.16	$0.13
Fourth Quarter	$30.08	$22.42	$0.13
2007:
First Quarter (ending November 29, 2006)	$26.94	$24.85	$0.13

As of September 30, 2006 there were 41 registered holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We believe there are more than 7,000 beneficial holders of our common stock. The closing price of the common stock on the New York Stock Exchange on November 29, 2006, was $25.60.

Repurchases of Equity Securities During 2006

The following table provides information about purchases by us during the fiscal year ending September 30, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
3/1/06-3/31/06	181,093	(1)	$1.04	—	—
4/1/06-4/30/06	26,483	(2)	$23.00	—	—
5/1/06-5/31/06	24,752	(3)	$26.27	—	—

Total	232,328		$6.23	—	—

(1)	Reflects the repurchase of restricted stock from an employee that was unvested at the time of termination of employment. The purchase price represents the original purchase price paid for the shares by the employee.
(2)	Reflects shares withheld from restricted stock that vested during fiscal 2006 and surrendered to the Company to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the average of the high and low prices of our common stock on the day prior to the date of vesting.
(3)	Reflects shares withheld from restricted stock that vested during fiscal 2006 to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the average of the high and low prices of our common stock on the day prior to the date of vesting.

Sales of Unregistered Securities During the Fourth Quarter of Fiscal 2006

None.

Dividend Policy

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

On October 3, 2005, December 29, 2005, March 14, 2006, June 7, 2006 and August 31, 2006, we declared dividends on our outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006, May 3, 2006, July 27, 2006 and October 20, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the fiscal year ended September 30, 2006, 2,568,505 shares of restricted stock purchased by or awarded to certain employees of the Company vested. As of September 30, 2006, there were 4,466,419 unvested shares of restricted stock outstanding.

The amounts available to us to pay further cash dividends will be restricted by the senior secured credit facility of our subsidiary WMG Acquisition Corp. (“Acquisition Corp.”) and the indentures governing our outstanding notes, including the indenture governing the outstanding 9.5% Senior Discount Notes due 2014 of WMG Holdings Corp. (“Holdings”) and the indenture governing Acquisition Corp.’s 7 3/8% Senior Subordinated Dollar Notes due 2014 and 8 1/8% Senior Subordinated Sterling Notes due 2014 (the “Acquisition Corp. Notes”). Under Acquisition Corp.’s senior secured facility agreement, generally neither Holdings nor Holdings’ subsidiaries may pay dividends or otherwise transfer their assets to us. However, Acquisition Corp.’s senior secured credit facility permits such restricted payments in an amount not to exceed $10.0 million, subject to increase up to $50.0 million if the leverage ratio is less than 3.5 to 1, and subject to additional increase in an amount equal to 50% of excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility and allows distributions not in excess of $90 million in any fiscal year to be applied to pay regular quarterly cash dividends to holders of our common stock. The indentures governing the Holdings Notes and the Acquisition Corp. Notes also limit the ability of Holdings, Acquisition Corp. and their subsidiaries to pay dividends to us. Under such indentures, generally our subsidiaries may pay dividends or make other restricted payments depending on a formula based on 50% of consolidated net income. In addition, Acquisition Corp. may also make such restricted payments if, on a pro forma basis after giving effect to any such payment, it has a net indebtedness to adjusted EBITDA ratio of no greater than 3.75 to 1.0 and a net senior indebtedness to adjusted EBITDA ratio of no greater than 2.5 to 1.0, and Holdings may make such restricted payments if, on a pro forma basis after giving effect to any such payment, it has a net indebtedness to adjusted EBITDA ratio of no greater than 4.25 to 1.0. Acquisition Corp. and Holdings may also make restricted payments under the indentures of up to $45.0 million and $75.0 million, respectively, without regard to any such provisions. The Holdings indenture permits Holdings to dividend up to 6% per annum from proceeds of our Initial Common Stock Offering received by Holdings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans
Approved by Stockholders (1)	4,737,390	$9.41	1,729,638

(1)	Consists of the 2005 Omnibus Stock Plan, as well as individual LTIP and individual stock option agreements.

LTIP and Individual Stock Option Agreements

In 2004, the Company’s board of directors approved a form of LTIP stock option agreement for grants of options to eligible individuals. Eligible individuals include any employee, director or consultant of the Company or any of its affiliates, or any other entity designated by Warner Music Group’s board of directors in which the Company has an interest, who is selected by the Company’s compensation committee to receive an award. The board authorized the granting of options to purchase up to 1,355,066 shares of our common stock pursuant to the LTIP program. The Company has granted options and may grant additional stock options under the LTIP stock option agreements to certain members of our current or future management. The board also approved the granting of options to purchase 3,701,850 shares of our common stock under stock option agreements with certain members of our management. Individual option agreements and options granted under the LTIP program generally will have a 10-year term and the exercise price will equal at least 100% of the fair market value on the date of the grant. With respect to each option granted pursuant to individual option agreements or a LTIP stock option agreement, one-third of the shares covered by the option generally vest and become exercisable in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the LTIP stock option agreement, subject to the employee’s continued employment. Two-thirds of the shares covered by the option generally vest and become exercisable based on the occurrence of both a service condition (which is the same as the service condition described with respect to the service-based portion of the option) and a performance condition. The performance condition is met if, following an initial public offering or certain other events (including a change in control), a specified investment return is achieved by the investors (one-half of such shares require one return level and the other one-half of such shares require a different return level). The performance-based portion of the option also vests, subject to the employee’s continued employment, on the day prior to the seventh anniversary of the effective date of the individual or LTIP stock option agreement and the service condition applicable to the performance-based option will be deemed to have been attained upon certain terminations following or in anticipation of a change in control. All of the performance-based requirements have been achieved for all of these grants, therefore, only the service condition remains as a vesting requirement.

2005 Omnibus Stock Plan

In May 2005, we adopted the 2005 Omnibus Stock Plan, or 2005 Plan, which authorized the granting of stock based awards to purchase up to 3,416,133 shares of our common stock. Under the 2005 Plan, our board of directors or the compensation committee will administer the plan and has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and others as set forth in the 2005 Plan. The types of awards that may be granted include restricted and unrestricted stock, incentive and non-statutory stock options, stock appreciation rights, performance units and other stock based awards. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the board of directors or the compensation committee in their sole discretion. Eligible employees include any employee who does not already have any other equity participation in our company. The Company has granted options and restricted stock and may grant additional awards under the 2005 Plan to certain members of our current or future management and directors. Options granted generally have a 10-year term, the exercise price will equal at least 100% of the fair market value on the date of the grant and generally vest in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the stock option agreement, subject to the employee’s continued employment.

Other Information

In August 2006, certain of the Company's executive officers entered into written trading plans pursuant to the guidance specified by Rule 10b5-1 under the Securities Exchange Act of 1934. The Company's securities trading policy permits the enactment of pre-determined plans for trades of specified amounts of Company stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 and each plan adopted has been approved pursuant to the terms of the Company's policies. Rule 10b5-1 enables corporate officers and directors to establish stock trading plans for the orderly sale of predetermined amounts of securities. Such plans may be initiated only when the officers and directors are not in possession of material and non-public information. The rule allows individuals adopting such plans to sell shares over a specified amount of time, at specific prices in the future, even if subsequent material and non-public information becomes available to them. Under these plans, insiders can gradually diversify their investment portfolios, spread stock trades out over an extended period of time to reduce market impact and avoid concerns about transactions occurring at a time when they might possess inside information. Insiders may have varied reasons in determining to effect transactions in the Company's common stock, including diversification, liquidity, the purchase of a home, tax and estate planning, payment of college tuition, establishment of a trust or other personal reasons. The executives that have adopted plans informed the Company that these stock sales are part of their individual programs for asset diversification.

The Company anticipates that other executive officers or directors may establish Rule 10b5-1 trading plans in the future. The Company does not undertake to report Rule 10b5-1 trading plans that may be adopted by any executive officers or directors of the Company in the future, or to report any modifications or termination of any publicly announced plan or to report any plan adopted by an employee who is not an executive officer, except to the extent required by law. The Company expects, however, that transactions effected pursuant to Rule 10b5-1 trading plans will be publicly disclosed by executive officers and directors as required by the rules of the Securities and Exchange Commission. Sales pursuant to these plans are reported to the Securities and Exchange Commission as required by law, and those reports will be available on the Company's web site www.wmg.com.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2006 and 2005, and the statement of operations and other data for each of (i) the twelve-month fiscal year ended September 30, 2006, (ii) the twelve-month fiscal year ended September 30, 2005, (iii) the seven months ended September 30, 2004 and (iv) the three months ended February 29, 2004 have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2003 and our summary statement of operations and other data for each of the ten months ended September 30, 2004 and 2003 and the five months ended February 29, 2004 have been derived from our unaudited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of (i) September 30, 2004, (ii) February 29, 2004, (iii) November 30, 2003 and (iv) November 30, 2002 and the statement of operations and other data for the twelve-month fiscal year ended November 30, 2003 and November 30, 2002 were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The comparability of our historical financial data has been affected by a number of significant events and transactions. These include the acquisition of substantially all of our recorded music and music publishing businesses from Time Warner effective March 1, 2004 for approximately $2.6 billion (the “Acquisition”) in 2004 and a change in our fiscal year to September 30 from November 30, which was enacted in 2004. For all periods prior to the Acquisition, the recorded music and music publishing businesses formerly owned by Time Warner are referred to as “Old WMG” or the “Predecessor.” For all periods subsequent to the Acquisition, the business is referred to as the “Company” or the “Successor.” Due to the change in our year-end, financial information for 2004 reflects a shortened ten-month period ended September 30, 2004 and is separated into two pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition.

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

The split presentation mentioned above is required under accounting principles generally accepted in the United States (“U.S. GAAP”) in situations when a change in accounting basis occurs. This is because the new accounting basis requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not strictly comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

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

The following table sets forth our selected historical financial and other data as of the dates and for the periods indicated.

	Fiscal Years Ended November 30,		Ten Months Ended Sept. 30, 2003	Three Months Ended Feb. 29, 2004	Five Months Ended Feb. 29, 2004	Seven Months Ended Sept. 30, 2004	Ten Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30, 2005	Twelve Months Ended Sept. 30, 2006
	2002	2003
	Predecessor					Successor	Combined		Successor
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(unaudited)	(audited)	(audited)
	(in millions, except per share data)
Statement of Operations Data:
Revenues	$3,290	$3,376	$2,487	$779	$1,668	$1,769	$2,548	$3,437	$3,502	$3,516
Cost of revenues	(1,873)	(1,940)	(1,449)	(415)	(906)	(944)	(1,359)	(1,850)	(1,850)	(1,822)
Selling, general and administrative expenses	(1,282)	(1,286)	(995)	(319)	(610)	(677)	(996)	(1,287)	(1,305)	(1,232)
Impairment of goodwill and other intangible assets	(1,500)	(1,019)	—	—	(1,019)	—	(1,019)	(1,019)	—	—
Depreciation and amortization	(249)	(328)	(272)	(72)	(128)	(140)	(212)	(268)	(238)	(235)
Operating (loss) income	(1,542)	(1,158)	(197)	(11)	(972)	18	7	(954)	84	283
Interest expense, net	(23)	(5)	(5)	(2)	(2)	(80)	(82)	(82)	(182)	(180)
(Loss) income before cumulative effect of accounting change	(1,230)	(1,353)	(201)	(32)	(1,184)	(238)	(270)	(1,422)	(169)	60
Net (loss) income	$(6,026)	$(1,353)	$(201)	$(32)	$(1,184)	$(238)	$(270)	$(1,422)	$(169)	$60
Net (loss) income per common share (1):
Basic	—	—	—	—	—	$(2.21)	—	—	$(1.40)	$0.42
Diluted	—	—	—	—	—	$(2.21)	—	—	$(1.40)	$0.40
Average common share (1):
Basic	—	—	—	—	—	107.5	—	—	120.9	142.8
Diluted	—	—	—	—	—	107.5	—	—	120.9	150.9
Segment Data:
Revenues:
Recorded Music	$2,752	$2,839	$2,039	$630	$1,430	$1,429	$2,059	$2,859	$2,924	$3,005
Music Publishing	563	563	467	157	253	348	505	601	607	538
Corporate and eliminations	(25)	(26)	(19)	(8)	(15)	(8)	(16)	(23)	(29)	(27)

Total revenues	$3,290	$3,376	$2,487	$779	$1,668	$1,769	$2,548	$3,437	$3,502	$3,516

Operating income (loss):
Recorded Music	$(1,206)	$(1,130)	$(181)	$(9)	$(958)	$24	$15	$(934)	$215	$317
Music Publishing	(273)	23	19	17	21	53	70	74	82	84
Corporate and eliminations	(63)	(51)	(35)	(19)	(35)	(59)	(78)	(94)	(213)	(118)

Total operating income (loss)	$(1,542)	$(1,158)	$(197)	(11)	$(972)	$18	$7	$(954)	$84	$283

OIBDA (2):
Recorded Music	$173	$116	$8	$38	$146	$120	$158	$266	$380	$480
Music Publishing	88	107	88	38	57	87	125	144	141	144
Corporate and eliminations	(54)	(34)	(21)	(15)	(28)	(49)	(64)	(77)	(199)	(106)

Total OIBDA (2)	$207	$189	$75	$61	$175	$158	$219	$333	$322	$518

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$(13)	$278	$257	$321	$352	$86	$407	$438	$205	$307
Investing activities	(365)	(65)	(73)	14	17	(2,663)	(2,649)	(2,646)	(54)	(153)
Financing activities	385	(121)	(151)	(10)	18	2,661	2.651	2,679	(416)	(81)
Capital expenditures	(88)	(51)	(30)	(3)	(24)	(15)	(18)	(39)	(30)	(30)

	Fiscal Years Ended November 30,		Ten Months Ended Sept. 30, 2003	Three Months Ended Feb. 29, 2004	Five Months Ended Feb. 29, 2004	Seven Months Ended Sept. 30, 2004	Ten Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30 2004	Twelve Months Ended Sept. 30, 2005	Twelve Months Ended Sept. 30, 2006
	2002	2003
	Predecessor					Successor	Combined		Successor
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)	(audited)	(unaudited)	(unaudited)	(audited)	(audited)
	(in millions, except per share data)
Balance Sheet Data (at period end):
Cash and equivalents	$41	$144	$80	$471	$471	$555	$555	$555	$288	$367
Total assets	5,679	4,484	5,255	4,560	4,560	5,090	5,090	5,090	4,498	4,520
Total debt (including current portion of long-term debt)	101	120	115	132	132	1,840	1,840	1,840	2,246	2,256
Shareholders’ equity	3,001	1,587	2,673	1,691	1,691	280	280	280	89	58

(1)	Net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding.
(2)	We evaluate segment and consolidated performance based on several factors, of which the primary measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (which we refer to as “OIBDA”). See “Use of OIBDA” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Note that OIBDA is different from Adjusted EBITDA described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity—Covenant Compliance”, which is presented on a consolidated and combined basis therein as a covenant compliance measure. The following is a reconciliation of operating income, which is a GAAP measure of our operating results, to OIBDA.

Operating (loss) income	$(1,542)	$(1,158)	$(197)	$(11)	$(972)	$18	$7	$(954)	$84	$283
Depreciation and amortization expense	249	328	272	72	128	140	212	268	238	235
Impairment of goodwill and other intangible assets	1,500	1,019	—	—	1,019	—	—	1,019	—	—

OIBDA	$207	$189	$75	$61	$175	$158	$219	$333	$322	$518

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition includes periods prior to the consummation of our acquisition of substantially all of Time Warner Inc.’s recorded music and music publishing businesses and related financing (the “Transactions”). Accordingly, the discussion and analysis of operating results for the twelve months ended September 30, 2004 do not reflect the full impact that the Transactions have had on us, including significantly increased financing costs. You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, the intention to pay quarterly dividends, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•	the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the impact of rate regulations on our recorded music and music publishing business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation by the Attorney General of the State of New York and the Department of Justice;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of Sarbanes-Oxley;

•	the effects associated with the formation of Sony BMG Music Entertainment or the potential acquisition of BMG Music Publishing Group by Universal; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp is one of the world’s major music companies and the successor to the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Such predecessor interests formerly owned by Time Warner are hereinafter referred to as “Old WMG” or the “Predecessor.” Effective March 1, 2004, Acquisition Corp. acquired Old WMG from Time Warner for approximately $2.6 billion (the “Acquisition”).

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the audited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•	Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•	Results of operations. This section provides an analysis of our results of operations for the twelve-month periods ended September 30, 2006, 2005 and 2004. This analysis is presented on both a consolidated and segment basis.

•	Financial condition and liquidity. This section provides an analysis of our cash flows for the twelve-month periods ended September 30, 2006 and 2005, as well as a discussion of our financial condition and liquidity as of September 30, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Change in Fiscal Year and Basis of Presentation

In 2004, in connection with the Acquisition, the Company changed its fiscal year-end to September 30 from November 30. As such, we restated our prior quarters starting October 1, 2003, under the new fiscal year format, to enhance comparability between periods. Due to this change in fiscal year-end, our 2004 fiscal year consists of the ten-months ended September 30, 2004, while our 2006 and 2005 fiscal years are the full twelve-month periods ending September 30, 2006 and 2005. Our discussion of the twelve-month fiscal year ended September 30, 2005 is presented as the comparison of the twelve-month fiscal year ended September 30, 2005 to the twelve-month period ended September 30, 2004. The twelve months ended September 30, 2004 are unaudited and were derived from the audited fiscal year financial results for the ten months ended September 30, 2004 and the audited fiscal year financial results for the fiscal year ended November 30, 2003.

In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the underlying net assets acquired. As such, financial information for the twelve months ended September 30, 2004 is separated into pre-acquisition and post-acquisition periods as a result of the change in accounting basis that occurred relating to the Acquisition. That is, for the twelve-month period ended September 30, 2004, we have presented our operating results and cash flows separately for the pre-acquisition five-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004.

The split presentation mentioned above is required under U.S GAAP in situations when a change in accounting basis occurs. This is because the new accounting basis requires that the historical carrying value of assets acquired and liabilities assumed be adjusted to fair value, which may yield results that are not strictly comparable on a period-to-period basis due to the different, and sometimes higher, cost basis associated with the allocation of the purchase price.

We believe that this split presentation may impede the ability of users of our financial information to understand our operating and cash flow performance. Consequently, in order to enhance an analysis of our operating results and cash flows, we have presented our operating results and cash flows on a combined basis for the full twelve-month period ended September 30, 2004. The combined presentation for the twelve-month period ended September 30, 2004 simply represents the mathematical addition of the pre-acquisition, five-month period ended February 29, 2004 and the post-acquisition, seven-month period ended September 30, 2004. These are not intended to represent what our operating results would have been had the Acquisition occurred at the beginning of the period. Reconciliations showing the mathematical combination of our operating results for such periods are included herein.

Though we believe that the combined presentation is most meaningful for the twelve-month period ended September 30, 2004, it is not in conformity with U.S GAAP. As such, we have highlighted in our discussions that follow any significant effects from the Acquisition to facilitate an understanding of a comparison of our operating results from period-to-period.

OVERVIEW

We are one of the world’s major music content companies. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of those operations is presented below.

Recorded Music Operations

Our Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, we established our Independent Label Group (“ILG”) to discover artists earlier in their careers and at a lower cost by leveraging our independent distribution network.

In the U.S., our recorded music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company.

Outside the U.S., our recorded music activities are conducted in more than 50 countries through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the newly created ADA U.K., which provides ADA’s distribution services to independent labels in Europe.

Our principal recorded music revenue sources are sales of CDs, digital downloads, mobile phone ringtones and other recorded music products and license fees received for the ancillary uses of our recorded music catalog. The principal costs associated with our Recorded Music operations are as follows:

•	royalty costs and artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing artists, (iii) creating master recordings in the studio and (iv) creating artwork for album covers and liner notes;

•	product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets;

•	selling and marketing costs—the costs associated with the promotion and marketing of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

•	general and administrative costs—the costs associated with general overhead and other administrative costs.

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rights holders, our music publishing business garners a share of the revenues generated from use of the song.

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment. In addition to the more traditional methods, we have implemented new initiatives to promote and develop emerging songwriters, such as our label, Perfect Game Recording Co., which, similar to ILG, seeks to identify and nurture songwriters earlier in their careers.

Warner/Chappell also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, we sold our printed sheet music business to Alfred Publishing.

Publishing revenues are derived from four main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs, DVDs, video cassettes), online and wireless downloads and mobile phone ringtones.

•	Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), online and wireless streaming and performance of music in staged theatrical productions.

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames.

•	Other: the licensor receives royalties from other uses such as in toys or novelty items and for use in sheet music.

The principal costs associated with our Music Publishing operations are as follows:

•	artist and repertoire costs—the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works; and

•	administration costs—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new markets are just beginning to emerge. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Restructuring

Due in part to the development of the new channels mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We completed substantially all of our restructuring efforts in fiscal 2005 and implemented approximately $250 million of annualized cost savings.

Transactions with Time Warner and its Affiliates

As previously described, prior to March 1, 2004, Old WMG was owned and operated by Time Warner. As such, in the normal course of conducting our business, Old WMG had various commercial and financing arrangements with Time Warner and its affiliates. In particular, Old WMG purchased manufacturing packaging and physical distribution services from affiliates of Time Warner, and Time Warner funded its operating and capital requirements. See Note 19 to our audited financial statements for a summary of the principal transactions between Old WMG and Time Warner and its affiliates.

Time Warner sold its CD and DVD manufacturing, packaging and physical distribution operations to Cinram at the end of October 2003. Prior to the sale, these operations were under the control of Time Warner and Old WMG’s management. As such, pricing for such services was not negotiated on an arm’s-length basis and did not reflect market rates. As part of the sale, Time Warner and Old WMG entered into arrangements with Cinram, under which Cinram provides manufacturing, packaging and physical distribution services for our products in the U.S. and Europe at favorable, market-based rates that were negotiated on an arm’s-length basis.

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

Payments Relating to Executive Compensation

Concurrent with our Initial Common Stock Offering, we determined that certain shares of restricted stock issued in 2004 and early 2005 may have been sold at prices below fair market value on the applicable date of sale and certain options to purchase shares of our stock granted may have had exercise prices below fair market value on the applicable date of grant. As a result, certain U.S. employee holders of the restricted stock who made elections under Section 83(b) of the Internal Revenue Code would be subject to additional ordinary income tax to the extent of the fair market value of the restricted stock received over the purchase price they paid for such stock. In other cases, certain employees who did not make such an election will be subject to higher taxes on their restricted shares at the time of vesting than would have been the case had they purchased the shares for fair market value. In addition, under the provisions of the American Jobs Creation Act of 2004 signed into law in October 22, 2004, U.S. employee option holders whose options vest with exercise prices below fair market value on the date of grant are subject to significant penalties under new Section 409A of the Internal Revenue Code. IRS Notice 2005-1 provided transitional guidance on the application of Section 409A which, among other things, permits options with exercise prices below the fair market value of the underlying stock on the date of grant to be amended or replaced with new options having an exercise price at least equal to the fair market value on the grant date. Non-U.S. employee holders of restricted stock or options may be subject to similar or other related issues. In order for us to address these issues our Board of Directors, based on a re-assessment of fair market values on the applicable dates, approved the actions discussed below.

Restricted Stock. We were authorized to pay a cash bonus to each employee who purchased restricted stock at prices that may have been below fair market value on the date of purchase. The bonus was calculated as either an amount equal to the tax liability incurred by the employee at the grant date or an estimate of the additional tax which would be incurred by the employee upon vesting of the shares, depending upon the employee’s

Section 83(b) election. Additionally, we paid the employees an amount necessary to pay the related taxes on the bonus. This resulted in total cash payments of approximately $10 million, which we expensed in the twelve months ended September 30, 2005.

Options. We revised the exercise prices of certain options to purchase our common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. We compensated the grantees with a cash bonus representing the loss of value created by this adjustment to the option exercise prices. This resulted in total cash bonuses paid of approximately $9 million. The revision of the exercise prices was treated as a modification of these awards and $6 million related to this modification was expensed in the twelve months ended September 30, 2005.

Further, in connection with the $100.5 million cash dividend we declared and paid to holders of our common stock, consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, we made an adjustment to all options to purchase common stock outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make-whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. We recorded approximately $3 million of expense related to such payments in the twelve months ended September 30, 2005.

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

In connection with the Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem the Holdings Floating Rate Notes, the Holdings PIK Notes and 35% of the Holdings Discount Notes on June 15, 2005. In connection with the redemption, we were required to pay redemption premiums of $10 million and $9 million, respectively, which were paid on June 15, 2005 and recorded as a loss on the repayment of the notes in the consolidated statement of operations for the year ended September 30, 2005. We also wrote off the remaining balance of debt-issuance costs of $12 million related to the notes redeemed and the remaining unamortized original issue discount of $4 million related to the Holdings PIK Notes. Such amounts, $35 million in the aggregate, were recorded as a loss on the repayment of the notes in the consolidated statement of operations for the twelve months ended September 30, 2005. See “—Financial Condition and Liquidity” for more information.

Termination of Management/ Monitoring Agreement

As described in Note 19 to our audited consolidated financial statements included herein, we entered into a management monitoring agreement (the “Management Agreement”) with the Investor Group in connection with the Acquisition.

Under the Management Agreement, we were required to pay the Investor Group an aggregate annual fee of $10 million per year (the “Periodic Fees”) in consideration for ongoing consulting and management advisory services. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005, we paid the Investor Group a $73 million termination fee which was reflected in our statement of operations for the twelve months ended September 30, 2005. As a result, certain fees paid in prior periods do not appear in subsequent periods. We paid $6 million of Periodic Fees under the Management Agreement during the twelve months ended September 30, 2005. We no longer pay any Periodic Fees following the termination of the agreement.

Sale of Warner Bros. Publications

In May 2005, we sold WBP, which conducted our sheet music operations, to Alfred Publishing. No gain or loss was recognized on the transaction, as the historical book basis of the net assets being sold was adjusted to fair value in connection with the accounting for the Acquisition. Due to our continuing involvement with WBP, it was not reported as discontinued operations. For the twelve months ended September 30, 2005, the operations sold generated revenues of approximately $34 million; operating income of $1 million; operating income before depreciation and amortization expense of $1 million; and net income of approximately $1 million.

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

Settlement

We recorded $5 million of expense related to the settlement of a government investigation into radio promotion practices by New York State Attorney General in the twelve months ended September 30, 2005.

Copyright Litigation

The major record companies reached a global out-of-court settlement of international copyright litigation against the operators of the KaZaA peer-to-peer network. Under the terms of the settlement, the KaZaA defendants have agreed to pay compensation to the record companies that brought the action, including us. The settlement money is being held in escrow until the plaintiffs agree on the proper allocation of the funds. We have recorded approximately $13 million of income related to this settlement. We recorded an estimate of the amounts we expect to receive as a result of the settlement, net of the estimated amounts payable to our artists in respect of royalties. The tax expense associated with this income has been estimated to be immaterial.

RESULTS OF OPERATIONS

Twelve Months Ended September 30, 2006 Compared to Twelve Months Ended September 30, 2005

The following table summarizes our historical results of operations. The financial data for the twelve-month periods ended September 30, 2006 and 2005 have been derived from our audited financial statements included elsewhere herein.

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005
	(audited)	(audited)
	(in millions)
Revenues	$3,516	$3,502
Costs and expenses:
Cost of revenues	(1,822)	(1,850)
Selling, general and administrative expenses (1)	(1,232)	(1,305)
Other income, net	14	4
Amortization of intangible assets	(193)	(187)
Loss on termination of management agreement	—	(73)
Restructuring costs	—	(7)

Total costs and expenses	(3,233)	(3,418)

Operating income	283	84
Interest expense, net	(180)	(182)
Net investment-related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Loss on repayment of Holdings Notes	—	(35)
Unrealized gain on warrants	—	17
Minority interest expense	—	(5)
Other income, net	3	7

Income (loss) before income taxes	107	(114)
Income tax expense	(47)	(55)

Net income (loss)	$60	$(169)

(1)	Includes depreciation expense of $42 million for the twelve months ended September 30, 2006 and $51 million for the twelve months ended September 30, 2005.

Consolidated Historical Results

Revenues

Our revenues increased $14 million to $3.516 billion for the twelve months ended September 30, 2006 as compared to $3.502 billion for the twelve months ended September 30, 2005. Excluding a $48 million unfavorable impact of foreign currency exchange rates, total revenue increased by $62 million, or 2%, primarily due to significant increases in digital sales. Prior year revenue also included revenue of $34 million related to our sheet music business, which was sold in May 2005. Recorded Music revenues increased by $81 million, to $3.005 billion for the twelve months ended September 30, 2006. Excluding the impact of foreign currency exchange rates, Recorded Music revenues increased by $119 million or 4%, primarily driven by an increase in worldwide Recorded Music digital sales of $198 million offset by a decrease in worldwide Recorded Music licensing revenue and physical sales of $79 million. Music Publishing revenues declined by $69 million, to $538 million for the twelve months ended September 30, 2006. Excluding the impact of foreign currency exchange rates, Music Publishing revenues declined by $59 million, or 10%. Excluding the impact of foreign currency exchange rates and the prior-year revenue related to our sheet music business, Music Publishing revenues declined $25 million, or 4%. International operations represented $1.813 billion and $1.827 billion of consolidated revenues for the twelve months ended September 30, 2006 and 2005, respectively, comprising 52% of total revenues for each twelve-month period.

Overall digital revenues grew $198 million to $355 million for the twelve months ended September 30, 2006, as compared to $157 million for the twelve months ended September 30, 2005. Digital revenues represented 10% and 4% of consolidated revenues for the twelve months ended September 30, 2006 and 2005, respectively. Total digital revenues for the twelve months ended September 30, 2006 were comprised of U.S. revenues of $252 million, or 71% of total digital revenues, and international revenues of $103 million, or 29% of total digital revenues. The increase in digital revenues resulted from continued efforts to develop our digital business including efforts to further monetize existing content through new formats and new distribution channels and the increased usage of legal, online and mobile distribution channels for the music industry.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased by $28 million, or 2%, to $1.822 billion for the twelve months ended September 30, 2006 as compared to $1.850 billion for the twelve months ended September 30, 2005. Expressed as a percent of revenues, cost of revenues was 52% and 53% for the twelve months ended September 30, 2006 and 2005, respectively. Excluding a $30 million favorable impact of foreign currency exchange rates and $22 million of prior-year expenses related to our sheet music business, which was sold in May 2005, our cost of revenues increased $24 million, or 1%. The increase was due to an increase in costs related to our third party distribution business related to current year sales increases as well as in increase in product costs related to sales of higher-cost physical product in the current year. This was offset by a $12 million decrease in artist and repertoire and licensing expenses related primarily to fewer unrecoverable advances in the current year as well as a reduction in royalty expense related to the current-year product mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $73 million, or 6%, to $1.232 billion for the twelve months ended September 30, 2006 as compared to $1.305 billion for the twelve months ended September 30, 2005. Expressed as a percent of revenues, selling, general and administrative expenses were 35% and 37% for the twelve months ended September 30, 2006 and 2005, respectively. Excluding a $13 million favorable impact of foreign currency exchange rates and $11 million of prior-year expenses related to our sold sheet music business, selling, general and administrative expenses decreased by $49 million, or 4%. Selling and marketing costs increased by approximately $33 million due to increased marketing for a larger number of releases selling in excess of one million units and timing of our release schedule. This was offset by a decrease in general and administrative costs of approximately $86 million, due in part to the Lava Records restructuring in the prior year, which resulted in decreased headcount, along with a continued focus on cost management and reduction and decreased professional fees. Additionally, there was a $9 million decrease in depreciation expense, discussed more fully below, which was partially offset by an increase in bad debt expense related to the bankruptcies of large music retailers in the current year. General and administrative costs for the twelve months ended September 30, 2006 included a severance payment of $8 million related to the departure of the chairman of WMI in February 2006.

The remaining decrease in general and administrative costs primarily related to the absence of certain one-time expenses that occurred during the twelve months ended September 30, 2005, including (i) $29 million in compensation expense, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of the Company’s restricted stock and stock options, primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date, (ii) $24 million of expense related to the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of Lava Records and (iii) $6 million of management fees incurred related to the terminated Management Agreement described below. In addition, stock compensation expense decreased by $9 million to $16 million for the twelve months ended September 30, 2006 from $25 million in the prior year.

Other income, net

Other income, net increased by $10 million, to $14 million for the twelve months ended September 30, 2006 as compared to $4 million for the twelve months ended September 30, 2005. The increase is primarily related to the KaZaA copyright infringement lawsuit settlement. We recorded $13 million, based on an estimate of the amounts we expect to receive as a result of the settlement, net of the estimated amounts payable to its artists in respect of royalties.

Loss on termination of management agreement

Concurrent with our Initial Common Stock Offering, the Investor Group terminated the Management Agreement. Under the Management Agreement, we were required to pay the Investor Group annual fees in consideration for ongoing consulting and management advisory services and transaction based fees for services provided in connection with any future acquisition, disposition, or financing. The Investor Group terminated the Management Agreement on May 10, 2005 and on May 16, 2005, we paid the Investor Group a $73 million termination fee.

Restructuring costs

We recognized $7 million in restructuring costs in the twelve months ended September 30, 2005 related to termination benefits paid to certain employees who were involuntarily terminated and the costs of terminating certain artist contracts. These activities occurred in connection with the integration of Lava Records’ operations into the operations of The Atlantic Records Group subsequent to our acquisition of the remaining interest in the Lava Records joint venture.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) for purposes of the discussion that follows (in millions):

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005
	(audited)	(audited)
OIBDA	$518	$322
Depreciation expense	(42)	(51)
Amortization expense	(193)	(187)

Operating income	283	84
Interest expense, net	(180)	(182)
Net investment-related gains	—	1
Equity in the gains (losses) of equity-method investees, net	1	(1)
Loss on repayment of Holdings Notes	—	(35)
Unrealized gain on warrants	—	17
Minority interest expense	—	(5)
Other income, net	3	7

Income (loss) before income taxes	107	(114)
Income tax expense	(47)	(55)

Net income (loss)	$60	$(169)

OIBDA

Our OIBDA increased $196 million to $518 million for the twelve months ended September 30, 2006 as compared to $322 million for the twelve months ended September 30, 2005. Expressed as a percentage of revenues, total OIBDA margin was 15% for the twelve months ended September 30, 2006 as compared to 9% for the twelve months ended September 30, 2005. The increase was primarily a result of the increase in Recorded Music revenue, the previously described KaZaA copyright infringement settlement and the absence of certain one-time expenses which were included in the twelve months ended September 30, 2005, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $29 million of one-time compensation expenses, including $10 million of bonuses paid in connection with the Company’s Initial Common Stock Offering and $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices that may have been below fair value, (iii) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture and (iv) $7 million of restructuring costs, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $9 million to $42 million for the twelve months ended September 30, 2006 as compared to $51 million for the twelve months ended September 30, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $6 million, or 3%, to $193 million for the twelve months ended September 30, 2006 as compared to $187 million for the twelve months ended September 30, 2005. The increase is due to various acquisitions of recorded music catalogs and music publishing copyrights since the prior year.

Operating income

Our operating income increased $199 million, to $283 million for the twelve months ended September 30, 2006 as compared to $84 million for the twelve months ended September 30, 2005. The increase in operating income was primarily a result of the increase in OIBDA, the decrease in depreciation expense and the increase in amortization expense, which are more fully discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income by business segment.

Interest expense, net

Our interest expense decreased $2 million to $180 million for the twelve months ended September 30, 2006 as compared to $182 million for the twelve months ended September 30, 2005. The twelve months ended September 30, 2005 include several months of interest expense related to the outstanding Holdings Floating Rate Notes and Holdings PIK Notes, which were issued in December 2004 and fully redeemed in June 2005, as well as the Holdings Discount Notes, which were issued in December 2004 and partially redeemed in June 2005. The decline due to the absence of the redeemed notes is partially offset by interest expense related to an additional outstanding term loan of $250 million borrowed in May 2005, which is reflected in only five of the twelve months ended September 30, 2005, as well as higher interest rates on outstanding debt during the current period. See “—Financial Condition and Liquidity” for more information.

Net investment-related gains

We recognized a $1 million investment-related gain for the twelve months ended September 30, 2005 primarily related to the sale of our interest in an equity-method investment. We did not recognize any investment-related gains or losses for the twelve months ended September 30, 2006.

Equity in the gains (losses) of equity-method investees, net

The twelve months ended September 30, 2006 includes $1 million of equity in the gains of equity-method investees, as compared to $1 million of equity in the losses of equity-method investees during the twelve months ended September 30, 2005.

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

Unrealized gain on warrants

We recognized a $17 million unrealized gain to mark to market the value of the warrants issued to Time Warner in connection with the Acquisition for the twelve months ended September 30, 2005. In connection with the Company’s Initial Common Stock Offering, we repurchased the warrants at a cost of approximately $138 million, which approximated fair value at that date.

Minority interest expense

We recognized minority interest expense of $5 million for the twelve months ended September 30, 2005. This expense related to dividends on preferred stock of Holdings that was held directly by the Investor Group and was issued in connection with the initial funding of the purchase price for the Acquisition effective March 1, 2004. The preferred stock was fully redeemed in December 2004 from the proceeds of the Holdings Notes. As such, there is no comparable charge recognized during the twelve months ended September 30, 2006.

Other Income, net

We recognized $3 million and $7 million of other income, net for the twelve months ended September 30, 2006 and 2005, respectively. Other income, net relates to favorable foreign currency exchange rate movements associated with inter-company receivables and payables that are short-term in nature, and therefore required to be recognized in the statement of operations under U.S. GAAP.

Income tax expense

We provided income tax expense of $47 million for the twelve months ended September 30, 2006 as compared to $55 million for the twelve months ended September 30, 2005. The tax provision for the twelve months ended September 30, 2006 was reduced primarily because a higher percentage of shared service operating expenses, which support both domestic and international operations, were allocated to foreign income, thereby reducing foreign income taxes. In addition, there was a tax benefit on a portion of the U.S. domestic tax losses utilized in the current year. In connection with the Acquisition we made a joint election with Time Warner under Section 338(h)(10) of the U.S. Internal Revenue Code to treat the Acquisition as an asset purchase. On the remaining U.S. domestic tax losses, a valuation allowance exists due to the uncertain nature of recognizing these deferred tax assets. Our income tax expense for the twelve months ended September 30, 2006 and 2005 primarily relates to the tax provisions on foreign income.

Net income (loss)

Our net income increased by $229 million, to net income of $60 million for the twelve months ended September 30, 2006 as compared to a net loss of $169 million for the twelve months ended September 30, 2005.

The increase in net income is primarily the result of the absence of certain one-time expenses which were included in the twelve months ended September 30, 2005, including (i) the $73 million loss on termination of the Management Agreement, (ii) $10 million of one-time bonuses paid in connection with the Company’s Initial Common Stock Offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value, (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture and (v) the $35 million loss on repayment of the Holdings Notes, which are more fully discussed above. Net income for the twelve months ended September 30, 2006 also includes a $13 million accrued benefit related to the KaZaA copyright infringement lawsuit settled in our favor.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005
	(audited)	(audited)
Recorded Music
Revenue	$3,005	$2,924
OIBDA (1)	$480	$380
Operating income (1)	$317	$215

Music Publishing
Revenue	$538	$607
OIBDA	$144	$141
Operating income	$84	$82

Corporate Expenses and Eliminations
Revenue	$(27)	$(29)
OIBDA	$(106)	$(199)
Operating loss	$(118)	$(213)

Total
Revenue	$3,516	$3,502
OIBDA (1)	$518	$322
Operating income (1)	$283	$84

(1)	OIBDA and operating income for the twelve months ended September 30, 2005 has been reduced by $7 million of restructuring costs, all of which is related to Recorded Music.

Recorded Music

Recorded Music revenues increased by $81 million, or 3%, to $3.005 billion for the twelve months ended September 30, 2006 from $2.924 billion for the twelve months ended September 30, 2005. Excluding a $38 million unfavorable impact of foreign currency exchange rates, Recorded Music revenues increased by $119 million, or 4%, which was driven by an increase in digital sales of $198 million, offset by a decrease in licensing revenue and physical sales of $79 million. Digital sales totaled $335 million, or 11% of Recorded Music revenues for the twelve months ended September 30, 2006 and $137 million, or 5%, for the twelve months ended September 30, 2005. The decrease in physical sales was driven primarily by fewer significant releases in the fourth fiscal quarter of 2006 as compared with the fourth fiscal quarter of the prior year, which included significant releases and considerable carryover sales.

Recorded Music revenues represented 85% and 83% of consolidated revenues, prior to corporate and revenue eliminations, for the twelve months ended September 30, 2006 and 2005, respectively. U.S. Recorded Music revenues were $1.483 billion and $1.411 billion, or 49% and 48% of consolidated Recorded Music Revenues the twelve months ended September 30, 2006 and 2005, respectively. International Recorded Music revenues were $1.522 billion and $1.513 billion, or 51% and 52% of consolidated Recorded Music Revenues for the twelve months ended September 30, 2006 and 2005, respectively.

Recorded Music OIBDA increased by $100 million, or 26%, to $480 million for the twelve months ended September 30, 2006 compared to $380 million for the twelve months ended September 30, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 16% and 13% for the twelve months ended September 30, 2006 and 2005, respectively. Excluding a $3 million unfavorable impact of foreign currency exchange rates, OIBDA increased $103 million, or 27%, primarily as a result of the $119 million increase in revenues more fully described above, a $10 million increase in other income related to a $13 million benefit related to a one-time copyright infringement settlement in our favor and a $12 million decrease in general and administrative costs primarily due to prior-year one-time expenses, including (i) $20 million of one-time compensation expenses related to employee bonuses paid in connection with the Initial Common Stock Offering and payments associated with our restricted stock and stock option awards granted at prices below fair value and (ii) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture. Current period general and administrative costs included an $8 million severance payment made related to the departure of the chairman of WMI in February 2006. These benefits were offset by (i) an increase in costs related to our third-party distribution sales which increased in the current year and an increase in product costs related to increased sales of special edition physical products and other higher priced products in the current year,(ii) a $31 million increase in selling and marketing costs related to the timing of marketing costs incurred related to our product release schedule in the current period and as well as a larger number of releases that sold in excess of one million units as compared to the prior year period and (iii) an increase in bad debt expense related to the bankruptcies of large music retailers in the current year.

Recorded Music operating income was $317 million for the twelve months ended September 30, 2006 as compared to $215 million for the twelve months ended September 30, 2005. Recorded Music operating income included the following (in millions):

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005
	(audited)	(audited)
OIBDA	$480	$380
Depreciation and amortization	(163)	(165)

Operating income	$317	$215

The $102 million increase in Recorded Music operating income related to the $100 million increase in Recorded Music OIBDA, more fully discussed above, and a decrease in Recorded Music depreciation and amortization of $2 million.

Music Publishing

Music Publishing revenues decreased to $538 million for the twelve months ended September 30, 2006 as compared to $607 million for the twelve months ended September 30, 2005. Excluding a $10 million unfavorable impact of foreign currency exchange rates, and prior-year revenue of $34 million of revenue from our sheet music business, which was sold in May 2005, Music Publishing revenues declined $25 million, or 4%, which was comprised of a $35 million decrease in mechanical revenue and a $13 million decline in synchronization revenue, offset by an $9 million increase in performance revenue and a $14 million increase in other revenues.

Mechanical revenue declines reflect prior-year industry declines in physical record sales and lack of prior period investments. Synchronization revenues declined as a result of variability in the film and television commercial business as well as the timing of payments from key licensors of our copyrights. The increase in performance revenue reflects a change in the timing of payments received from a U.S. performing rights organization as well as improved results from copyright investments in recent periods. Other revenue consists primarily of print licensing fees and royalties from other sources such as stage productions and merchandising. Music Publishing revenues consisted of $225 million of mechanical revenues, $191 million of performance revenues, $83 million of synchronization revenues, $20 million of revenues from digital sales and $19 million of other revenues. Digital sales represented 4% and 3% of Music Publishing revenues for the twelve months ended September 30, 2006 and 2005, respectively. Music Publishing revenues represented 15% and 17% of consolidated revenues, prior to corporate and revenue eliminations, for the twelve months ended September 30, 2006 and 2005, respectively.

Music Publishing OIBDA increased $3 million to $144 million for the twelve months ended September 30, 2006 as compared to $141 million for the twelve months ended September 30, 2005. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 27% and 23% for the twelve months ended September 30, 2006 and 2005, respectively. Excluding a $1 million unfavorable impact of foreign currency exchange rates and prior-year OIBDA of negative $1 million from our sheet music business, which was sold in May 2005, Music Publishing OIBDA increased $5 million, primarily as a result of a $27 million decrease in royalty expense as a result of revenue declines, declining lower margin mechanical revenues, replaced by increased higher margin performance revenues, as well as favorable royalty adjustments to accurately state our royalties payable balances. In addition, there was a $5 million decrease in general and administrative costs partially related to the absence of a prior-year one-time compensation expense related to employee bonuses paid in connection with the Initial Common Stock Offering of $1 million along with successful cost management. These were offset by the $25 million decrease in revenue more fully discussed above.

Music Publishing operating income increased to $84 million for the twelve months ended September 30, 2006 as compared to $82 million for the twelve months ended September 30, 2005. Music Publishing operating income includes the following (in millions):

	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005
	(audited)	(audited)
OIBDA	$144	$141
Depreciation and amortization	(60)	(59)

Operating income	$84	$82

The $2 million increase in Music Publishing operating income related to the $3 million increase in Music Publishing OIBDA, more fully discussed above, offset by a $1 million increase in depreciation and amortization expenses.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $93 million to $106 million for the twelve months ended September 30, 2006, compared to $199 million for the twelve months ended September 30, 2005. Corporate expenses primarily decreased due to the prior-year $73 million payment on termination of Management Agreement, more fully described above, as well as the absence of management fees amounting to $6 million related to such Management Agreement. Corporate expenses for the twelve months ended September 30, 2005 also included $8 million of one-time compensation expenses consisting of a one-time bonus to employees related to the Company’s Initial Common Stock Offering and one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.

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

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
	(in millions)
Revenues	$3,502	$3,437	$1,769	$1,668
Costs and expenses:
Cost of revenues	(1,850)	(1,850)	(944)	(906)
Selling, general and administrative expenses (1)	(1,305)	(1,287)	(677)	(610)
Other income, net	4	—	—	—
Impairment of goodwill and other intangible assets	—	(1,019)	—	(1,019)
Amortization of intangible assets	(187)	(201)	(104)	(97)
Loss on termination of management agreement	(73)	—	—	—
Restructuring costs	(7)	(34)	(26)	(8)

Total costs and expenses	(3,418)	(4,391)	(1,751)	(2,640)

Operating income (loss)	84	(954)	18	(972)
Interest expense, net	(182)	(82)	(80)	(2)
Net investment-related gains (losses)	1	(9)	—	(9)
Equity in the losses of equity-method investees, net	(1)	(13)	(2)	(11)
Deal related transaction and other costs	—	(63)	—	(63)
Loss on repayment of Holdings Notes	(35)	—	—	—
Loss on repayment of bridge loan	—	(6)	(6)	—
Unrealized gain (loss) on warrants	17	(120)	(120)	—
Minority interest expense	(5)	(14)	(14)	—
Other income (expense), net	7	(11)	(4)	(7)

Loss before income taxes	(114)	(1,272)	(208)	(1,064)
Income tax expense	(55)	(150)	(30)	(120)

Net loss	$(169)	$(1,422)	$(238)	$(1,184)

(1)	Includes depreciation expense of: $51 million for the twelve months ended September 30, 2005, $36 million for the seven months ended September 30, 2004, and $31 million for the five months ended February 29, 2004.

Consolidated Historical Results

Revenues

Our revenues increased 2% to $3.502 billion for the twelve months ended September 30, 2005, compared to $3.437 billion for the twelve months ended September 30, 2004. Excluding a $106 million benefit of foreign currency exchange rates, total revenue declined by $41 million. Digital revenues increased significantly from $36 million in the twelve months ended September 30, 2004 to $157 million in the twelve months ended September 30, 2005. The increases in digital revenues resulted from our efforts to build our digital business, including efforts to further monetize existing content through new formats and new distribution channels and the development and increased consumer usage of legal, digital distribution channels for the music industry. International operations represented $1.827 billion of consolidated revenue for the twelve months ended September 30, 2005, compared to $1.825 billion of consolidated revenues for the twelve months ended September 30, 2004, comprising 52% and 53% of total revenues, respectively. See “Business Segment Results” presented hereinafter for a discussion of revenues by business segment.

Cost of revenues

Our cost of revenues was $1.850 billion for both the twelve months ended September 30, 2005 and 2004. Expressed as a percentage of revenues, cost of revenues was approximately 53% and 54% for the twelve months ended September 30, 2005 and 2004, respectively. Excluding the negative impact of foreign currency exchange rates, product costs decreased by $8 million, primarily due to lower sales more fully described above, but remained flat as a percentage of revenues. Artist and repertoire costs declined from the prior twelve-month period by $28 million, which was primarily due to pre-acquisition write-offs of advance royalty payments deemed to be unrecoverable, offset by an increase in royalty expense due to changes in product mix and increases in sales. Licensing expense also decreased as a result of declines in certain areas of our Music Publishing business.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased by $18 million to $1.305 billion for the twelve months ended September 30, 2005, compared to $1.287 billion for the twelve months ended September 30, 2004. Expressed as a percentage of revenues, selling, general and administrative expenses were 37% for both of the twelve months ended September 30, 2005 and 2004. The increase in selling, general and administrative expenses relates primarily to certain non-recurring expenses that occurred in 2005, including (i) $29 million in compensation expense, consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of the Company’s restricted stock and stock options, primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date and (ii) $24 million of expense in the quarter ended September 30, 2005, related to the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of Lava Records. Additionally, our expense related to our stock-based awards increased by $24 million to $25 million for the twelve months ended September 30, 2005, as compared to $1 million for the twelve months ended September 30, 2004. Excluding the impact of the items previously described and the negative impact of foreign currency exchange rates of $29 million, selling, general and administrative expenses in the twelve months ended September 30, 2005 decreased $88 million as compared to the twelve months ended September 30, 2004, and were approximately 34% of total revenues. This decrease in selling, general and administrative expenses related primarily to (i) reductions in sales and marketing costs of $59 million, primarily as a result of our cost-savings initiatives completed in 2005 in connection with our restructuring plan, (ii) reductions in distribution costs of $25 million due to the decline in year over year physical sales, lower bad debt expense and the impact of our cost-savings initiatives and (iii) a decrease in depreciation of $16 million due to lower post-Acquisition capital spending and lower depreciation of software development costs in the current year.

Other income, net

Other income, net of $4 million during the twelve months ended September 30, 2005 includes management’s estimate of amounts to be received from legal settlements, net of the estimated amounts payable to our artists in respect of royalties.

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

OIBDA

Our OIBDA decreased to $322 million for the twelve months ended September 30, 2005, compared to $333 million for the twelve months ended September 30, 2004. Expressed as a percentage of revenues, total OIBDA margin was 9% and 10% for the twelve months ended September 30, 2005 and 2004, respectively. The decrease in OIBDA was primarily a result of certain one-time items, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $10 million of one-time bonuses paid in connection with the Company’s Initial Common Stock Offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value, (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture, as well as a $24 million increase in stock-based compensation expense. Excluding the one-time items, the increase in stock-based compensation, and a decrease in restructuring costs of $27 million, OIBDA for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 increased by $112 million, which was primarily related to the decreases in costs of revenues and selling, general and administrative expenses discussed above and expressed as a percentage of revenues, total OIBDA margin was 14%. See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $16 million to $51 million for the twelve months ended September 30, 2005, compared to $67 million for the twelve months ended September 30, 2004. The decrease was principally related to lower post-Acquisition capital spending and lower depreciation of software development costs in the current year.

Amortization expense

Our amortization expense decreased by $14 million to $187 million for the twelve months ended September 30, 2005 compared to $201 million for the twelve months ended September 30, 2004. The decrease related to the new basis of accounting recorded in connection with the Acquisition, which resulted in a lower revaluation of the historical cost bases of our identifiable intangible assets. This was offset, in part, by the acquisition of additional recorded music catalogs, music publishing copyrights and artist contracts during 2005.

Impairment of goodwill and other intangible assets

We recognized impairment charges to reduce the carrying value of goodwill and other intangible assets of $1.019 billion during the twelve months ended September 30, 2004. Such amounts primarily reflected declines in the valuation of music-related businesses due largely to the industry-wide effects of piracy and were recorded in November 2003.

Operating income (loss)

Our operating income for the twelve months ended September 30, 2005 was $84 million compared to an operating loss of $954 million for the twelve months ended September 30, 2004. This improvement was primarily due to an impairment charge of $1.019 billion, recorded in November 2003, to reduce the carrying value of our goodwill and other intangible assets to fair value. Additionally, the prior twelve-month period reflected an additional $27 million of restructuring costs as compared to the current twelve-month period, as described above. Although our operating income increased as a result of these non-recurring items in the prior twelve-month period, our fiscal year 2005 operating income included the effect of certain one-time items, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $10 million of one-time bonuses paid in connection with the Company’s Initial Common Stock Offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value and (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture, as well as a $24 million increase in stock-based compensation expense. Excluding the one-time items, the increase in stock-based compensation, and the decrease in restructuring costs and impairment charges previously discussed, operating income for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 increased $142 million, which was primarily related to the decreases in costs of revenues and selling, general and administrative expenses discussed above. See “Business Segment Results” presented hereinafter for a discussion of operating income (loss) by business segment.

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

Net investment-related gains (losses)

We recognized a $1 million investment-related gain for the twelve months ended September 30, 2005 primarily related to the sale of our interest in an equity-method investment. For the twelve months ended September 30, 2004, we recognized $9 million of net investment-related losses principally related to reductions in the carrying values of certain equity-method investments.

Deal-related transaction and other costs

During the twelve months ended September 30, 2004, in connection with the Acquisition and Time Warner’s prior pursuit of other strategic ventures or dispositions, including our businesses, that did not occur, we incurred $63 million of costs. These costs consisted of (i) $23 million of transaction costs, primarily relating to legal, accounting and investment- banking fees, (ii) a $15 million loss in connection with the pension curtailment for employees covered under Time Warner’s U.S. pension plans that ultimately occurred upon the closing of the Acquisition and (iii) a $25 million loss relating to certain executive contractual obligations that were ultimately triggered upon the closing of the Acquisition.

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

Unrealized gain (loss) on warrants

We recognized a $17 million unrealized gain in the twelve months ended September 30, 2005, compared to a $120 million unrealized loss in the twelve months ended September 30, 2004 on stock warrants issued to Time Warner in connection with the Acquisition. In connection with the Company’s Initial Common Stock Offering in May 2005, we repurchased the warrants at a cost of approximately $138 million, which approximated fair value at that date.

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

Net loss

We recognized a net loss of $169 million for the twelve months ended September 30, 2005, compared to a net loss of $1.422 billion for the twelve months ended September 30, 2004. The decrease in net loss relates primarily to the impairment charge recorded in the twelve months ended September 30, 2004 of $1.019 billion. The twelve months ended September 30, 2005 reflect the effects of certain one-time items, including (i) the $73 million loss on termination of the Management Agreement described above, (ii) $10 million of one-time bonuses paid in connection with the Company’s Initial Common Stock Offering, (iii) $19 million of one-time payments associated with our restricted stock and stock option awards granted at prices below fair value, (iv) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture and (v) the $35 million loss on repayment of the Holdings Notes described above. Excluding the one-time items included in the twelve months ended September 30, 2005, the $24 million increase in stock-based compensation, the $27 million decrease in restructuring, and the effects of one-time items included in the twelve months ended September 30, 2004, which included (i) the impairment charges, (ii) the $6 million loss on repayment of bridge loan described above and (iii) the $63 million of deal-related and other transaction costs described above, net income for the twelve months ended September 30, 2005 as compared to the twelve months ended September 30, 2004 increased $323 million. This increase is primarily related to the increases in operating income and unrealized gains on warrants and the decrease in income tax expense, all described above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(unaudited)	(audited)	(unaudited)
Recorded Music
Revenue	$2,924	$2,859	$1,429	$1,430
OIBDA (1)	$380	$266	$120	$146
Operating income (loss) (1)	$215	$(934)	$24	$(958)

Music Publishing
Revenue	$607	$601	$348	$253
OIBDA (1)	$141	$144	$87	$57
Operating income (loss) (1)	$82	$74	$53	$21

Corporate Expenses and Eliminations
Revenue	$(29)	$(23)	$(8)	$(15)
OIBDA (1)	$(199)	$(77)	$(49)	$(28)
Operating income (loss) (1)	$(213)	$(94)	$(59)	$(35)

Total
Revenue	$3,502	$3,437	$1,769	$1,668
OIBDA (1)	$322	$333	$158	$175
Operating income (loss) (1)	$84	$(954)	$18	$(972)

(1)	OIBDA and operating income for the twelve months ended September 30, 2005 and 2004 have been reduced by $7 million and $34 million of restructuring costs, respectively. Of such amounts, $7 million related to Recorded Music for the twelve months ended September 30, 2005 and $24 million related to Recorded Music, $1 million related to Music Publishing, and $9 million related to Corporate for the twelve months ended September 30, 2004.

Recorded Music

Recorded Music revenues increased by $65 million to $2.924 billion for the twelve months ended September 30, 2005, compared to $2.859 billion for the twelve months ended September 30, 2004. Recorded Music revenues represented approximately 83% of consolidated revenues for the twelve months ended September 30, 2005 and 2004. The increase in Recorded Music revenue was primarily due to the increase in digital sales of $105 million to $137 million in the twelve months ended September 30, 2005. The increase in revenues from the sale of music in digital formats related to the development and increased consumer usage of legal, digital distribution channels for the music industry. For the twelve months ended September 30, 2005, digital sales increased to 5% of Recorded Music revenues. Digital sales in the U.S. increased by $79 million to $105 million or 7% of U.S. Recorded Music revenues, and more than offset the decline in fiscal 2005 U.S physical unit sales. International sales of music in digital formats rose by $26 million to $32 million or 2% of international Recorded Music revenues.

Excluding the increase in digital sales and an approximate $86 million favorable impact of foreign currency exchange rates, physical sales of Recorded Music formats declined by approximately $124 million in the twelve months ended September 30, 2005 as compared with the twelve months ended September 30, 2004. The decline reflected the continued impact of industry-wide piracy, particularly in our international Recorded Music Business where $111 million of this decline occurred. U.S. Recorded Music experienced a less significant decline in physical sales of $13 million, primarily due to numerous key commercial releases in the twelve months ended September 30, 2005 that sold in excess of one million units.

Recorded Music OIBDA increased by $114 million to $380 million for the twelve months ended September 30, 2005, compared to $266 million for the twelve months ended September 30, 2004. Expressed as a percent of Recorded Music revenues, Recorded Music OIBDA was 13% and 9% for the twelve-month periods ended September 30, 2005 and 2004 respectively. Excluding a $1 million benefit of foreign currency exchange rates Recorded Music OIBDA benefited principally from the revenue increases described above, and from decreases in expenses including (i) a decrease in variable selling and marketing expenses of $58 million as a result of our cost savings initiatives, (ii) a decrease in artist and repertoire costs of $34 million, as the prior year reflected pre-Acquisition write-offs of advance royalty payments deemed to be unrecoverable and (iii) a decrease in distribution costs of $25 million due to the decline in year-over-year physical sales, lower bad debt expenses and the impact of cost-savings initiatives. These benefits were offset by (i) $20 million of one-time compensation expenses related to employee bonuses paid in connection with the Initial Common Stock Offering and payments associated with our restricted stock and stock option awards granted at prices below fair value and (ii) $24 million of non-recurring charges incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture. Excluding these items and a $17 million decrease in restructuring costs, Recorded Music OIBDA increased by $141 million to $431 million and was 15% of Recorded Music revenues for the year ended September 30, 2005.

Recorded Music operating income was $215 million for the twelve months ended September 30, 2005, compared to an operating loss of $934 million for the twelve months ended September 30, 2004. Recorded Music operating income (loss) included the following (in millions):

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

Music Publishing

Music Publishing revenues increased by $6 million to $607 million for the twelve months ended September 30, 2005, compared to $601 million for the twelve months ended September 30, 2004, and represented approximately 17% of consolidated revenues for the twelve months ended September 30, 2005 and 2004. After a benefit from the favorable impact of foreign currency exchange rates of $20 million, Music Publishing revenues declined by $14 million. This decline primarily related to a $15 million decrease in revenues as a result of the sale of our printed sheet music in May 2005.

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

Music Publishing operating income increased to $82 million in the twelve months ended September 30, 2005, compared to $74 million in the twelve months ended September 30, 2004. Music Publishing operating income includes the following (in millions):

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2006

At September 30, 2006, we had $2.256 billion of debt, $367 million of cash and equivalents, $18 million of short-term investments (net debt of $1.871 billion, defined as total debt less cash and equivalents and short-term investments) and $58 million of shareholders’ equity. This compares to $2.246 billion of debt, $288 million of cash and equivalents (net debt of $1.958 billion) and $89 million of shareholders’ equity at September 30, 2005.

Net debt decreased $87 million as a result of (i) a $79 million increase in cash and cash equivalents, (ii) an $18 million increase in short-term investments and (iii) a $17 million decrease in debt as a result of quarterly repayments of our term loans under the senior secured credit facility. These declines in net debt were offset by a $10 million impact of foreign exchange rates on our Sterling-denominated notes and $17 million of accretion on our Holdings Discount Notes.

The $31 million reduction in shareholders’ equity that occurred during the twelve months ended September 30, 2006 principally relates to the decrease in retained earnings due to the declaration of $95 million of dividends and a decrease in other comprehensive income, offset by net income of $60 million and stock compensation expense of $16 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the twelve-month periods ended September 30, 2006 and 2005 and the seven months ended September 30, 2004 have been derived from our audited financial statements included elsewhere herein. The financial data for the five months ended February 29, 2004 is unaudited and is derived from our interim financial statements, not included herein. See “Change in Fiscal Year and Basis of Presentation” presented earlier herein for a discussion of the use of financial information for the combined twelve-month period ended September 30, 2004.

	Successor	Successor	Combined	Successor	Predecessor
	Twelve Months Ended September 30, 2006	Twelve Months Ended September 30, 2005	Twelve Months Ended September 30, 2004	Seven Months Ended September 30, 2004	Five Months Ended February 29, 2004
	(audited)	(audited)	(unaudited)	(audited)	(unaudited)
	(in millions)
Operating activities	$307	$205	$438	$86	$352
Investing activities	(153)	(54)	(2,646)	(2,663)	17
Financing activities	(81)	(416)	2,679	2,661	18

Operating Activities

Cash provided by operations was $307 million for the twelve months ended September 30, 2006 compared to $205 million for the twelve months ended September 30, 2005. The $102 million increase primarily reflects the impact of the prior-year payment of a $73 million fee as a result of the termination of the Management Agreement and prior-year cash paid of $29 million to our employees in connection with the our Initial Common Stock Offering and for certain of the other one-time special bonuses paid to certain holders of restricted stock and stock options. In addition, the current-year cash provided by operations reflects higher cash collections due to consistently higher sales, offset by higher royalty advance payments in connection with contractual obligations and the timing of releases, acquisitions of rights, additional royalty payments related to the timing of releases and timing of accounts payable in the twelve months ended September 30, 2006.

Investing Activities

Cash used in investing activities was $153 million for the twelve months ended September 30, 2006 compared to $54 million for the twelve months ended September 30, 2005. The $153 million of cash used in investing activities in the twelve months ended September 30, 2006 primarily reflects $63 million, net of cash acquired, paid for the completion of our acquisition of Ryko, $18 million of cash invested in auction-rate securities and other short-term investments, $30 million of capital expenditures, acquisitions of additional music publishing copyrights as well as several small acquisitions in Australia, Singapore and South Africa along with payments to acquire the remaining interests in ADA and Maverick. Cash paid in investing activities for the twelve months ended September 30, 2005 primarily relates to amounts paid to acquire an interest in Bad Boy Records and an additional interest in Maverick Recording Company, cash paid to fund various investments and to acquire additional music publishing copyrights, offset by the proceeds from the sale of our printed sheet music business.

Financing Activities

Cash used in financing activities for the twelve months ended September 30, 2006 primarily consisted of our quarterly repayment of debt and the payment of dividends, and was partially offset by the repayment of a loan given to a third party and cash receipts from the exercise of stock options. Cash used in financing activities for the twelve months ended September 30, 2005 primarily relates to the repayment of a portion of the Holdings Notes for $574 million, quarterly term loan debt repayments of $14 million, the returns of capital and dividends paid to the Investor Group of $917 million, the $209 million redemption of subsidiary preferred stock as part of the Holdings Refinancing, and $138 million paid to repurchase warrants from Time Warner. These uses of cash were offset principally by $522 million of net proceeds after stock-issuance costs from the Company’s Initial Common Stock Offering, $681 million of net proceeds after debt-issuance costs from the issuance of Holdings debt as part of the Holdings Refinancing and $247 million of net proceeds after debt-issuance costs from the additional term loan borrowings under the senior secured credit facility.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $2 million of outstanding letters of credit as of September 30, 2006) revolving credit portion of our senior secured credit facility and available cash and equivalents. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, regular quarterly dividends and the remaining one-time costs associated with the execution of our restructuring plan that was substantially completed in fiscal 2005. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of September 30, 2006, our long-term debt consisted of $1.413 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $652 million of Acquisition Corp. Subordinated Notes and $191 million of Holdings Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of September 30, 2006.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.413 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of September 30, 2006, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.00% and 2.00%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of November 29, 2006, our term loan facility was rated BB- by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of September 30, 2006, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Holdings Notes

In December 2004, Holdings issued the Holdings Notes. In connection with the Company’s Initial Common Stock Offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of September 30, 2006, Holdings had $191 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

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

On October 3, 2005, December 29, 2005, March 14, 2006, June 7, 2006 and August 31, 2006, we declared dividends on our outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006, May 3, 2006, July 27, 2006 and October 20, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the year ended September 30, 2006, 2,568,505 shares of restricted stock purchased by or awarded to certain employees of the Company vested, and employees of the Company exercised 872,009 stock options.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility, and has a maximum annual capital expenditures limitation. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of September 30, 2006, we were in compliance with all covenants under the credit facility.

Our borrowing arrangements, including the Holding Notes and the Acquisition Corp. Senior Subordinated Notes contain certain financial covenants, which limit the ability of our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for Acquisition Corp. and Holdings Corp. to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

In order for Acquisition Corp. to make certain restricted payments, including payments to Holdings on a pro forma basis after giving effect to such payments, its Net Indebtedness to Adjusted EBITDA ratio and Net Senior Indebtedness to Adjusted EBITDA ratio, as such terms are defined in the indenture agreement governing the Acquisition Corp. Senior Subordinated Notes, need to be lower than 3.75x and 2.5x, respectively, at the time of the restricted payment. In order for Holdings to make certain restricted payments, including payments to Warner Music Group Corp., its Net Indebtedness to Adjusted EBITDA ratio, as such terms are defined in the indenture governing the Holdings Notes, needs to be lower than 4.25x at the time of the restricted payment.

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Notes, respectively.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2006, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods. We expect to fund the firm commitments with operating cash flow generated in the normal course of business and availability under the $250 million (less $2 million of letters of credit) revolving credit portion of the senior secured credit facility.

	Fiscal years
Firm Commitments and Outstanding Debt	2007	2008-2010	2011 and Thereafter	Total
	(in millions)
Term loan facility	$17	$51	$1,345	$1,413
Acquisition Corp. Subordinated Notes	—	—	652	652
Holdings Notes	—	—	191	191
Operating leases	62	157	217	436
Artist, songwriter and co-publisher commitments	96	289	96	481
Minimum funding commitments to investees and other obligations	20	24	3	47

Total firm commitments and outstanding debt	$195	$521	$2,504	$3,220

The following is a description of our firmly committed contractual obligations at September 30, 2006:

•	Outstanding debt obligations consist of the term loan facility, the Acquisition Corp. Subordinated Notes and the Holdings Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2006. Amounts do not include any fair value adjustments, bond premiums, discounts or interest payments. See Note 13 to the audited financial statements for a description of our financing arrangements.

•	Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented with the benefit of $14 million of sublease income expected to be received under non-cancelable agreements. The future minimum payments reflect the amounts owed under our lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

•	We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $481 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2006. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the twelve months ended September 30, 2006, approximately $1.8 billion, or 52%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Japan, France, Germany and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 22 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

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

We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar and Australian dollar. Additionally, prior to the closing of the Acquisition, Old WMG and Time Warner used foreign exchange contracts to manage this risk. See Note 21 to our audited financial statements included elsewhere herein for additional information.

The Company also is exposed to foreign currency exchange rate risk with respect to its £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2006, these sterling notes had a carrying value of $187 million. Based on the principal amount of sterling-denominated notes outstanding as of September 30, 2006 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2006.

Interest Rate Risk

We had $2.256 billion of total debt outstanding as of September 30, 2006, of which $1.413 billion was variable rate debt. As such, we are exposed to changes in interest rates. In order to manage this exposure, and consistent with the requirement under our senior secured credit facility to maintain a fixed-to-floating debt ratio of at least 50% of our actual funded debt though at least April 2007, we entered into interest rate swap agreements to hedge notional debt amounts of $300 million in 2004 and $597 million in 2005. During the twelve months ended September 30, 2006, we entered into $700 million of interest rate swap agreements to extend the maturities of our existing interest rate swap portfolio. The total notional amount of debt hedged at September 30, 2006 was $897 million. Under our interest rate swap agreements, we agreed to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments.

Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2006, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2006 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on the Company’s cash balances, almost all of which are invested in short-term variable interest rate earning assets.

In addition to our $1.413 billion of variable-rate debt, we had approximately $844 million of fixed-rate debt outstanding at September 30, 2006. Based on the level of interest rates prevailing at September 30, 2006, the fair value of this fixed-rate debt was approximately $838 million. Further, based on the amount of our fixed-rate debt and our related $897 million of interest rate swap agreements noted above that were outstanding at September 30,

2006, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $16.6 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

We monitor our positions with, and the credit quality of, the financial institutions that are party to any of our financial transactions. Credit risk relating to the interest rate swaps is considered low because the swaps are entered into with strong, credit-worthy counterparties, and the credit risk is confined to the net settlement of the interest over the remaining life of the swaps.

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents the critical accounting policies of us as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 3 our audited financial statements included elsewhere herein.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. We perform internal valuation analyses and consider other market information that is publicly available and, if deemed necessary, we obtain appraisals from independent valuation firms to assist in the process of determining goodwill impairment, if any. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and analysis of recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables.

We test our goodwill and other indefinite lived intangible assets for impairment on an annual basis in the fourth quarter each fiscal year. We tested our goodwill and other indefinite lived intangible assets for impairment in the fourth fiscal quarter of 2006 and noted that no impairment occurred.

As of September 30, 2006, Warner Music Group has recorded goodwill in the amount of $929 million, primarily related to the Acquisition. See Note 5 and Note 10 to our audited financial statements included herein for a further discussion of Warner Music Group’s goodwill.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $207 million and $218 million have been established at September 30, 2006 and September 30, 2005, respectively.

Comparability of gross dollar value of reserves is affected by the inherent seasonality in the music business. That is, the recorded music business historically has generated approximately 35% of its sales in the last three months of the calendar year due to increased consumer demand associated with the holiday season. As such, both gross receivables and related allowances would be at a naturally lower level at September 30, the end of our fiscal year, and at a naturally higher level at December 31, the end of our first fiscal quarter. The ratios of our receivable allowances to gross accounts receivables were approximately 26% and 25% at the end of September 30, 2006 and September 30, 2005, respectively.

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

We had $398 million and $380 million of advances on our balance sheet as of September 30, 2006 and 2005, respectively. We believe such advances are recoverable through future royalties to be earned by the related artists and songwriters.

Stock-Based Compensation

We account for stock-based compensation issued to employees in accordance with Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Accounting Standard FASB Statement No. 123, “Share Based Payment”, “FAS 123”). This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. We adopted the expense recognition provision of FAS 123 as of March 1, 2004, the date of the Acquisition, and record stock-based compensation expense for grants on and after that date as provided by FAS 148, and will continue to provide pro forma information for all previous periods in the notes to financial statements to provide results as if FAS 123 had been adopted in those years. Effective October 1, 2005, we adopted FASB Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) which revises FAS 123, using the modified prospective method. There was no impact to our results of operations or financial position as a result of the adoption of FAS 123(R). Under this provision, we estimate the fair value of our stock-based awards on the grant date and expense the fair value over the service period.

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

New Accounting Principles

In addition to the critical accounting policies discussed above, we adopted several new accounting policies during the past two years. None of these new accounting principles had a material affect on our audited financial statements. See Note 3 to our audited financial statements included elsewhere herein for a more complete summary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 21 to our audited consolidated financial statements for the twelve months ended September 30, 2006, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2006, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2005.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar and Australian dollar. During the twelve months ended September 30, 2006, the Company entered into foreign exchange hedge contracts and, as of September 30, 2006, the Company has outstanding hedge contracts for the sale of $419 million and the purchase of $163 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to September 30, 2006.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts and foreign currency options outstanding at September 30, 2006, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates and no change in option volatilities, the fair value of the foreign exchange forward contracts and foreign currency options would have decreased by $13 million. Because our foreign exchange contracts are entered into for hedging purposes, we believe that these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of September 30, 2006, these sterling notes had a fair value of approximately $192 million, compared to a carrying value of $187 million. Based on the principal amount of sterling-denominated notes outstanding as of September 30, 2006 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of September 30, 2006.

We are exposed to interest rate risk with respect to our floating rate debt. Based on the amount of our floating-rate debt and our interest rate swap agreements outstanding as of September 30, 2006, each 25 basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.3 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across the board increase or decrease as of September 30, 2006 with no subsequent change in rates for the remainder of the period. This increase or decrease in rates would partially be mitigated by an increase or decrease in interest income earned on our cash balances, almost all of which are invested in short-term variable interest rate earning assets. During the twelve months ended September 30, 2006, the Company entered into interest rate swap extensions with a notional face amount of $700 million. The total notional amount of debt hedged as of September 30, 2006 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to September 30, 2006.

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

WARNER MUSIC GROUP CORP.

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contents

Audited Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	83

Reports of Independent Registered Public Accounting Firm	84

Consolidated Balance Sheets as of September 30, 2006 and September 30, 2005	87

Consolidated and Combined Statements of Operations for the year ended September 30, 2006, the year ended September 30, 2005, Seven Months Ended September 30, 2004 and Three Months Ended February 29, 2004	88

Consolidated and Combined Statements of Cash Flows for the year ended September 30, 2006, the year ended September 30, 2005, Seven Months Ended September 30, 2004 and Three Months Ended February 29, 2004	89

Consolidated and Combined Statements of Shareholders’ and Group Equity for the year ended September 30, 2006, the year ended September 30, 2005, Seven Months Ended September 30, 2004 and Three Months Ended February 29, 2004	90

Notes to Consolidated and Combined Audited Financial Statements	91

Quarterly Financial Information	134

Supplementary Information—Condensed Consolidating Financial Statements	136

Schedule II—Valuation and Qualifying Accounts	147

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principals generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principals, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our internal control systems include the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified and are augmented by written policies, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006 and for the seven months ended September 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Music Group Corp. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2006 and for the seven months ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Warner Music Group Corp.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2006 expressed an unqualified opinion thereon.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The condensed financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

New York, New York

November 27, 2006

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Warner Music Group Corp.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Warner Music Group Corp. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Warner Music Group Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Warner Music Group Corp. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Warner Music Group Corp. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Warner Music Group Corp. as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006 and for the seven months ended September 30, 2004 of Warner Music Group Corp. and our report dated November 27, 2006 expressed an unqualified opinion thereon.

New York, New York

November 27, 2006

/s/ Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Shareholders of Warner Music Group Corp.

We have audited the combined statements of operations, group equity, and cash flows of Warner Music Group Corp. (“Old WMG”) for the three months ended February 29, 2004 (Predecessor Basis). Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Old WMG’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of Old WMG’s operations and its cash flows for the three months ended February 29, 2004 (Predecessor Basis), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The condensed consolidating financial statements are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as whole.

March 10, 2005

New York, New York

/s/ Ernst & Young LLP

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30, 2006	September 30, 2005
	(in millions)
Assets
Current assets:
Cash and equivalents	$367	$288
Short-term investments	18	—
Accounts receivable, less allowances of $207 and $218 million	585	637
Inventories	59	52
Royalty advances expected to be recouped within one year	191	190
Deferred tax assets	45	36
Other current assets	35	39

Total current assets	1,300	1,242
Royalty advances expected to be recouped after one year	207	190
Investments	25	21
Property, plant and equipment, net	146	157
Goodwill	929	869
Intangible assets subject to amortization, net	1,711	1,815
Intangible assets not subject to amortization	100	100
Other assets	102	104

Total assets	$4,520	$4,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$209	$247
Accrued royalties	1,142	1,057
Taxes and other withholdings	32	23
Dividends payable	22	—
Current portion of long-term debt	17	17
Other current liabilities	377	404

Total current liabilities	1,799	1,748
Long-term debt	2,239	2,229
Dividends payable	3	5
Deferred tax liabilities, net	197	201
Other noncurrent liabilities	224	226

Total liabilities	4,462	4,409

Commitments and Contingencies (See Note 20)
Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 149,156,028 and 148,455,313 shares issued and outstanding)	—	—
Additional paid-in capital	567	548
Accumulated deficit	(516)	(480)
Accumulated other comprehensive income, net	7	21

Total shareholders’ equity	58	89

Total liabilities and shareholders’ equity	$4,520	$4,498

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Operations

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions, except per share data)
Revenues(b)	$3,516	$3,502	$1,769	$779
Costs and expenses:
Cost of revenues (a)(b)	(1,822)	(1,850)	(944)	(415)
Selling, general and administrative expenses (a)(b)	(1,232)	(1,305)	(677)	(319)
Other income, net	14	4	—	—
Amortization of intangible assets	(193)	(187)	(104)	(56)
Loss on termination of management agreement	—	(73)	—	—
Restructuring costs, net	—	(7)	(26)	—

Total costs and expenses	(3,233)	(3,418)	(1,751)	(790)

Operating income (loss)	283	84	18	(11)
Interest expense, net (b)	(180)	(182)	(80)	(2)
Net investment-related gains	—	1	—	—
Equity in the gains (losses) of equity-method investees, net	1	(1)	(2)	(2)
Loss on repayment of Holdings Notes	—	(35)	—	—
Loss on repayment of bridge loan	—	—	(6)	—
Unrealized gain (loss) on warrants	—	17	(120)	—
Other income (expense), net	3	7	(4)	—
Minority interest expense	—	(5)	(14)	—

Income (loss) before income taxes	107	(114)	(208)	(15)
Income tax expense	(47)	(55)	(30)	(17)

Net income (loss)	$60	$(169)	$(238)	$(32)

Net income (loss) per common share:
Basic	$0.42	$(1.40)	$(2.21)

Diluted	$0.40	$(1.40)	$(2.21)

Average common shares:
Basic	142.8	120.9	107.5

Diluted	150.9	120.9	107.5

(a) Includes depreciation expense of:	$(42)	$(51)	$(36)	$(16)
(b) Includes the following income (expenses) resulting from transactions with related companies (Note 19)
Revenues	$6	$9	$—	$4
Cost of revenues	(3)	(3)	—	(2)
Selling, general and administrative expenses	(16)	(7)	(10)	(12)
Interest income (expense), net	—	—	—	1
Minority interest expense	—	(5)	(14)	—

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Cash Flows

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Cash flows from operating activities
Net income (loss)	$60	$(169)	$(238)	$(32)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	236	239	140	72
Deferred taxes	(11)	(7)	8	(4)
Loss on debt repayment	—	35	6	—
Non-cash interest expense	52	68	19	2
Net investment-related gains	—	(1)	—	—
Equity in the (gains) losses of equity-method investees, including distributions	(1)	1	3	2
Non-cash, stock-based compensation expense	16	25	—	—
Unrealized (gain) loss on warrants	—	(17)	120	—
Minority interest expense	—	5	14	—
Changes in operating assets and liabilities:
Accounts receivable	53	(69)	(33)	387
Inventories	—	(3)	(10)	6
Royalty advances	(40)	(2)	77	(4)
Accounts payable and accrued liabilities	(60)	46	(23)	(109)
Other balance sheet changes	2	54	3	1

Net cash provided by operating activities (a)	307	205	86	321

Cash flows from investing activities
Acquisition of Old WMG (b)	—	—	(2,638)	—
Other investments and acquisitions	(104)	(78)	(10)	(2)
Investments in short-term investments	(19)	—	—	—
Investment proceeds	—	54	—	19
Capital expenditures	(30)	(30)	(15)	(3)

Net cash (used in) provided by investing activities	(153)	(54)	(2,663)	14

Cash flows from financing activities
Borrowings, net of financing costs	—	926	2,249	—
Debt repayments	(17)	(588)	(631)	(124)
Capital contributions	—	—	—	262
Proceeds from the issuance of common stock	—	554	850	—
Costs to issue common stock	—	(32)	—	—
Proceeds from issuance of subsidiary preferred stock	—	—	400	—
Repurchase of subsidiary preferred stock	—	(200)	(202)	—
Dividends paid on subsidiary preferred stock	—	(9)	—	—
Proceeds from the issuance of restricted shares	—	1	3	—
Cash paid to repurchase warrant	—	(138)	—	—
Returns of capital and dividends paid	(74)	(917)	—	—
Loans to third parties	7	(10)	—	—
Decrease in amounts due from Time Warner-affiliated companies	—	—	—	194
Dividends paid to minority interest on subsidiary preferred stock or to Time Warner for predecessor periods	—	—	(8)	(342)
Other	3	(3)	—	—

Net cash (used in) provided by financing activities	(81)	(416)	2,661	(10)

Effect of foreign currency exchange rate changes on cash	6	(2)	—	2

Net increase (decrease) in cash and equivalents	79	(267)	84	327
Cash and equivalents at beginning of period	288	555	471	144

Cash and equivalents at end of period	$367	$288	$555	$471

(a)	Net cash used in operating activities for the twelve months ended September 30, 2006, the twelve months ended September 30, 2005 and for the seven months ended September 30, 2004 includes approximately $10 million, $80 million and $105 million of acquisition-related restructuring payments, respectively.
(b)	Excludes $35 million of non-cash consideration issued as part of the purchase price paid to Time Warner in the form of warrants.

See accompanying notes.

Warner Music Group Corp.

Consolidated and Combined Statements of Shareholders’ and Group Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Group Equity	Due from Time Warner- Affiliated Companies, net	Total Shareholder’s and Group Equity
	Common Shares	Par
	(in millions, except number of common shares and par)
Predecessor
Balance at November 30, 2003	—	$—	$—	$—	$—	$2,347	$(760)	$1,587
Comprehensive Loss:
Net loss	—	—	—	—	—	(32)	—	(32)
Foreign currency translation adjustment	—	—	—	—	—	21	—	21

Total comprehensive loss	—	—	—	—	—	(11)	—	(11)
Decrease in amounts due from Time Warner-affiliated companies, net	—	—	—	—	—	—	325	325
Capital contributions	—	—	—	—	—	262	—	262
Dividends	—	—	—	—	—	(969)	497	(472)

Successor
Balance at February 29, 2004—Predecessor	—	—	—	—	—	1,629	62	1,691
Adjustments to record the Acquisition:
Transfer of excluded net liabilities to Time Warner	—	—	—	—	—	12	(12)	—
Elimination of historical equity balances	—	—	—	—	—	(1,641)	(50)	(1,691)
Capital contribution to fund a portion of the purchase price of Old WMG	107,544,922	—	850	—	—	—	—	850

Balance at March 1, 2004, adjusted to give effect to the Acquisition	107,544,922	—	$850	$—	$—	—	—	$850
Comprehensive loss:
Net loss	—	—	—	(238)	—	—	—	(238)
Foreign currency translation adjustment	—	—	—	—	10	—	—	10
Deferred losses on derivative financial instruments	—	—	—	—	(4)	—	—	(4)

Total comprehensive loss	—	—	—	(238)	6	—	—	(232)
Return of capital	—	—	(342)	—	—	—	—	(342)
Issuance of stock options and restricted shares of common stock	6,570,254	—	3	—	—	—	—	3
Other	—	—	1	—	—	—	—	1

Balance at September 30, 2004	114,115,176	—	512	(238)	6	—	—	280

Balance at September 30, 2004	114,115,176	—	$512	$(238)	$6	—	—	$280
Comprehensive loss:
Net loss	—	—	—	(169)	—	—	—	(169)
Foreign currency translation adjustment	—	—	—	—	3	—	—	3
Deferred gains on derivative financial instruments	—	—	—	—	12	—	—	12

Total comprehensive loss	—	—	—	(169)	15	—	—	(154)
Return of capital	—	—	(508)	(73)	—	—	—	(581)
Issuance of common stock, net of issuance costs	32,600,000	0.001	522	—	—	—	—	522
Issuance of stock options and restricted shares of common stock	1,740,137	0.001	25	—	—	—	—	25
Other	—	—	(3)					(3)

Balance at September 30, 2005	148,455,313	0.001	$548	$(480)	$21	$—	$—	$89
Comprehensive loss:
Net income	—	—	—	60	—	—	—	60
Foreign currency translation adjustment	—	—	—	—	(8)	—	—	(8)
Minimum Pension Liability	—	—	—	—	(4)	—	—	(4)
Deferred gains on derivative financial instruments	—	—	—	—	(2)	—	—	(2)

Total comprehensive income	—	—	—	60	(14)	—	—	46
Dividends	—	—	—	(95)	—	—	—	(95)
Issuance of stock options and restricted shares of common stock	700,715	0.001	16	—	—	—	—	16
Exercises of stock options	—	—	3	—	—	—	—	3
Other	—	—	—	(1)	—	—	—	(1)

Balance at September 30, 2006	149,156,028	0.001	$567	$(516)	$7	$—	$—	$58

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

The Company classifies its business interests into two fundamental operations: recorded music and music publishing. A brief description of those operations is presented below.

Recorded Music Operations

The Company’s Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company established the Independent Label Group (“ILG”) to discover artists earlier in the process and at lower cost by leveraging the Company’s independent distribution network.

In the U.S., recorded music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company. See Note 6.

Outside the U.S., recorded music activities are conducted in more than 50 countries through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the newly created ADA U.K., which provides ADA’s distribution services to independent labels in Europe.

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, the Company’s music publishing business garners a share of the revenues generated from use of the song.

The Company’s music publishing operations include Warner/Chappell its global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment. In addition to the more traditional methods, the Company has implemented new initiatives to promote and develop emerging songwriters, such as its label, Perfect Game Recording Co., which similar to ILG seeks to identify and nurture songwriters earlier in the development process

Warner/Chappell also previously owned Warner Bros. Publications (“WBP”), which printed and distributed a broad selection of sheet music, books and educational materials, orchestrations, folios, personality books, and arrangements from the catalogs of Warner/Chappell and other music publishers. On May 31, 2005, the Company sold its printed sheet music business to Alfred Publishing. See Note 6.

Publishing revenues are derived from four main sources:

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any format or configuration, including physical recordings (e.g., CDs, DVDs, video cassettes), online and wireless downloads and mobile phone ringtones.

•	Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), online and wireless streaming and performance of music in staged theatrical productions.

•	Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames.

•	Other: the licensor receives royalties from other uses such as in toys or novelty items and for use in sheet music.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

Basis of Consolidation and Combination

Prior to the closing of the Acquisition, the recorded music and music publishing operations of the Company were legally held by multiple subsidiaries and affiliates of Old WMG and Time Warner. As such, the accompanying financial statements present the combined accounts of such businesses for all periods prior to the Acquisition. After the closing of the Acquisition, New WMG acquired the stock or net assets of those predecessor businesses. Accordingly, the accompanying financial statements present the consolidated accounts of such businesses for all periods after the closing of the Acquisition. The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Significant inter-company balances and transactions have been eliminated in consolidation and combination.

Old Basis of Presentation

For all periods prior to the closing of the Acquisition, the accompanying combined financial statements reflect all assets, liabilities, revenues, expenses and cash flows directly attributable to Old WMG. In addition, the accompanying combined financial statements include allocations of certain costs of Time Warner and Old WMG

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates due to, among other factors, the risks inherent in the recorded music and music publishing businesses, including continuing industry-wide piracy. Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, asset recoverability and impairments (including royalty advances and intangible assets), contingencies, reserves (including certain royalty payables) and the value of stock-based compensation. In addition, significant estimates were used in accounting for the Acquisition under the purchase method of accounting, and prior to the Acquisition, in allocating certain costs to Old WMG in order to present Old WMG’s operating results on a stand-alone basis (see Note 2).

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Short-term Investments

The Company considers all investments with maturities greater than three months, but less than one year, when purchased to be short-term investments. Short-term investments include high-quality, investment grade

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

securities such as taxable auction rate securities as well as commercial paper and corporate bonds. Auction rate securities are classified as available for sale and are carried at fair value. Unrealized gains and losses on such securities are included in accumulated other comprehensive income (loss). Commercial paper and corporate bonds that the Company has both the positive intent and ability to hold to maturity are classified as held to maturity and carried at cost, which due to the short-term nature of the investments, approximates fair value.

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

Derivative and Financial Instruments

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement No. 133, as amended by FASB Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, FAS 133 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques. See Note 13 for the fair value of the Company’s debt.

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

Gross Versus Net Revenue Classification

In the normal course of business, the Company acts as an intermediary or agent with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels. Pursuant to Emerging Issues Task Force (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” such transactions are recorded on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The Company serves as the principal in transactions in which it has substantial risks and rewards of ownership and, accordingly, revenues are recorded on a gross basis. For those transactions in which the Company does not have substantial risks and rewards of ownership, the Company is considered an agent in the transactions and, accordingly, revenues are recorded on a net basis.

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Royalties earned by artists, songwriters, co-publishers, other copyright holders and trade unions are recognized as an expense in the period in which the sale of the product takes place, less an adjustment for future estimated returns, and are included in cost of revenue.

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

Advertising

In accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 93-7, “Reporting on Advertising Costs,” advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $202 million for the year ended September 30, 2006, $192 million for the year ended September 30, 2005, $94 million for the seven months ended September 30, 2004, and $53 million for the three months ended February 29, 2004. Deferred advertising costs, which principally relate to advertisements that have not been exhibited or services that have not been received, were approximately $2 million and $3 million at September 30, 2006 and 2005, respectively.

Concentration of Credit Risk

The Company has 15 significant recorded music customers that represent from 1% to 6% of the Company’s consolidated gross accounts receivable, and approximately 37% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers. Additionally, in the recorded music business, the Company has 15 key customers that generate significant sales volume. For the twelve months ended September 30, 2006, these customers comprised approximately 35% of recorded music revenues.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to seven years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over periods up to the life of the lease.

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

Stock-Based Compensation

Post-Acquisition

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment,” (“FAS 123(R)”) which revises FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Effective March 1, 2004, in connection with the Acquisition, the Company adopted the fair value recognition provisions of FAS 123 to account for all stock-based compensation plans adopted subsequent to the Acquisition. Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award. Effective October 1, 2005, the Company adopted FAS 123(R) using the modified prospective method. There was no impact to the Company’s results of operations or financial position as a result of the adoption of FAS 123 (R).

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Had compensation cost for Time Warner’s stock option plans been determined based on the fair value method set forth in FAS 123, Old WMG’s net loss for all periods presented prior to the closing of the Acquisition would have been as follows:

Three Months Ended February 29, 2004
(in millions)
Net loss:
As reported	$(32)

Pro forma	$(42)

See Note 17 for further information on employee stock-based compensation.

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

Prior to the closing of the Acquisition, the taxable results of Old WMG were included in the consolidated U.S. federal, and various states, local and foreign income tax returns of Time Warner or its subsidiaries. Also, in certain state, local and foreign jurisdictions, Old WMG filed on a stand-alone basis. The income tax provision reflected in the combined statement of operations of Old WMG is presented as if Old WMG operated on a stand-alone basis, consistent with the liability method prescribed by FAS 109. The majority of the temporary differences for pre-Acquisition periods related to non-deductible reserves and adjustments to the carrying value of assets and liabilities established in the accounting for the AOL Time Warner Merger, as well as net operating loss carry forwards in 2002 only.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” (“FIN 48”) was issued. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt the provisions of FIN 48 in fiscal 2008. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated and combined statements of shareholders’ and group equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

	Foreign Currency Translation Gain (Losses)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Losses)	Accumulated Other Comprehensive Gain (Losses)
	(in millions)
Balance at March 1, 2004	$—	$—	$—	$—
Activity through September 30, 2004	10	—	(4)	6

Balance at September 30, 2004	$10	—	$(4)	$6
Activity through September 30, 2005	3	—	12	15

Balance at September 30, 2005	$13	—	$8	$21
Activity through September 30, 2006	(8)	(4)	(2)	(14)

Balance at September 30, 2006	$5	$(4)	$6	$7

4. Net Income (Loss) Per Common Share

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Year ended September 30, 2006	Year ended September 30, 2005	Seven Months Ended September 30, 2004
Basic and diluted pro forma net loss per common share:
Numerator:
Net income (loss)	$60	$(169)	$(238)

Denominator:
Weighted average common shares outstanding for basic calculation	142.8	120.9	107.5

Denominator:
Weighted average common shares outstanding for diluted calculation	150.9	120.9	107.5

Net income (loss) per common share—basic and diluted:
Net income (loss) per common share—basic	$0.42	$(1.40)	$(2.21)

Net income (loss) per common share—diluted	$0.40	$(1.40)	$(2.21)

The calculation of diluted net loss per share excludes an adjustment to the weighted-average common shares outstanding for the potential dilution that would occur if the Company’s stock options or warrants were exercised or the Company’s restricted stock had vested. In the periods reported, the effect of the assumed exercise of stock options and warrants and the assumed vesting of restricted shares would have been antidilutive and accordingly, the following share amounts were excluded from the calculation of diluted net income (loss) per share:

	Year ended September 30, 2005	Seven Months Ended September 30, 2004
Stock options	2,298,844	511,810
Restricted stock	6,146,792	4,997,356

See Note 17 for a summary of restricted stock and stock options outstanding during the period and Note 18 information on the warrants that were issued to Time Warner in connection with the Acquisition.

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

The $2.638 billion cash portion of the purchase price, including transaction costs, was financed by a $1.250 billion initial capital investment by the Investor Group and aggregate borrowings of $1.388 billion. The $1.250 billion initial capital investment by the Investor Group was comprised of (i) an $85 million contribution in exchange for the issuance of 85,000 shares of Class A Common Stock of the Company, (ii) a $765 million contribution in exchange for the issuance of 9,445 shares of Class L Common Stock of the Company and (iii) a $400 million direct contribution to Holdings in exchange for 40,000 shares of cumulative preferred stock of Holdings. The Company also incurred $262 million of additional indebtedness to pay certain financing-related fees, as well as to fund future working capital requirements that included a portion of the anticipated costs to restructure the business. See Note 13 for a description of the Company’s financing arrangements and Note 18 for a description of the returns of capital paid to the Investor Group subsequent to the Acquisition.

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

The accompanying consolidated financial statements include the following allocation of the purchase price to the net assets acquired: recorded music catalog, $1.216 billion; music publishing copyrights, $808 million; trademarks, $110 million; goodwill, $827 million; other current and noncurrent assets, $1.856 billion; net deferred tax liabilities, $153 million; acquisition-related restructuring liabilities, $273 million; and other current and noncurrent liabilities, $1.753 billion.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the operating results of the Company as if each of (i) the Acquisition and original financing, (ii) the April 2004 Acquisition Corp. Refinancing (as described under Note 13) and (iii) the transactions with Cinram International Inc. with respect to manufacturing, packaging and physical distribution services (as described under Note 6), had occurred at the beginning of each period presented (in millions):

	Ten Months Ended September 30, 2004	Twelve Months Ended September 30, 2004
Revenue	$2,548	$3,436
Impairment of goodwill and other intangible assets	—	(1,019)
Depreciation and amortization	(201)	(245)
Operating income (loss)	16	(929)
Net loss	(286)	(1,026)

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

6. Other Acquisitions and Dispositions

Acquisition of Ryko Corporation

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company, for approximately $67.5 million in cash. Ryko consists of a recorded music label, Rykodisc, which focuses on a range of contemporary music and comedy releases and numerous film and television soundtracks and Ryko Distribution, which distributes music and DVD releases from Rykodisc as well as from independent third-party record and video labels. Additionally, Ryko owns a catalog of more than 1,000 titles of rock, folk, jazz, world, blues and alternative albums including Restless Records’ catalog of punk, new wave and soundtrack recordings. The catalog and roster includes artists such as Frank Zappa, Joe Jackson, Soul Asylum, The Flaming Lips and They Might Be Giants. The transaction was accounted for under the purchase method of accounting, and the results of operations of Ryko are included in the Company’s results of operations from the acquisition date of Ryko. The purchase price was allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog and goodwill. The accompanying consolidated financial statements include the following preliminary allocation of the approximately $67.5 million purchase price: recorded music catalog, $28 million, artists’ contracts, $1 million; tangible liabilities, $13 million; and goodwill, $52 million.

Bad Boy Records LLC Joint Venture

On April 8, 2005, the Company entered into an agreement with an affiliate of Sean “Diddy” Combs to form Bad Boy Records LLC (“Bad Boy”), a joint venture, owned 50% by the Company and 50% by the affiliate. The Company purchased its 50% membership interest in Bad Boy Records LLC for approximately $30 million in cash. Mr. Combs is the CEO of the joint venture and supervises its staff and day-to-day operations. The Company provides funding, marketing, promotion and certain back-office services for the joint venture. The transaction was accounted for under the purchase method of accounting, and the results of operations of Bad Boy are included in the Company’s results of operations from its acquisition date. The accompanying consolidated financial statements include the following allocation of the approximately $30 million purchase price to the Company’s share of underlying net assets based on their respective fair values: recorded music catalog, $9 million, artists’ contracts, $14 million; goodwill, $20 million; and other current liabilities, $14 million.

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

The sale has not had a material effect on the operating results and financial condition of the Company. For the year ended September 30, 2005 and the ten months ended September 30, 2004, the operations being sold generated revenues of approximately $34 million and $36 million, respectively; operating income (loss) of approximately $1 million and $(7) million, respectively; operating income (loss) before depreciation and amortization expense of $1 million and $(7) million, respectively; and net losses of approximately $1 million and $8 million, respectively.

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

On July 14, 2006, the Company acquired the remaining 20% interest in Maverick from its existing partner. The additional purchase price has been allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally artist contracts, recorded music catalog and goodwill.

7. Investments

The Company’s investments consist of:

	September 30, 2006	September 30, 2005
	(in millions)
Equity-method investments	$15	$11
Cost-method investments	10	10

	$25	$21

In connection with the Acquisition, primarily all of Old WMG’s investments were transferred to Time Warner. The Company’s significant equity-method investment at September 30, 2006 and 2005 relates to an investment in Royalty Services, L.P. (25% owned) to develop a shared royalty system platform with Universal Music Group, Exigen Group and Lightspeed Venture Partners. During 2006, the Company made additional capital contributions to its investment in Royalty Services, L.P., as required by the agreement.

The Company’s significant cost-method investment relates to an 8% interest in Front Line Management. Such investments are not material to the Company’s overall financial position or operating results.

Net Investment-Related Gains

There were no significant investment-related gains or losses recognized in the twelve-month period ended September 30, 2006, seven-month period ended September 30, 2004 and the three-month period ended February 29, 2004. For the year ended September 30, 2005 the Company recognized $1 million of net investment-related gains, primarily related to the disposition of an equity-method investment.

8. Inventories

Inventories consist of the following:

	September 30, 2006	September 30, 2005
	(in millions)
Compact discs, cassettes and other music-related products	$100	$84
Published sheet music and song books	2	2

	102	86
Less reserve for obsolescence	(43)	(34)

	$59	$52

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

9. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2006	September 30, 2005
	(in millions)
Land	$22	$23
Buildings and improvements	108	107
Furniture and fixtures	21	17
Computer hardware and software	110	91
Construction in Progress	4	—
Machinery and equipment	3	3

	268	241
Less accumulated depreciation	(122)	(84)

	$146	$157

10. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the year ended September 30, 2006 and September 30, 2005:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30. 2004	$395	$583	$978
Acquisitions	23	—	23
Purchase accounting adjustments	(124)	(8)	(132)

Balance at September 30, 2005	$294	$575	$869
Acquisitions	80	—	80
Purchase accounting adjustments	(18)	(2)	(20)

Balance at September 30, 2006	$356	$573	$929

The acquisition of goodwill in 2006 primarily relates to the acquisition of Ryko for approximately $67.5 million in cash as described in Note 6. The allocation of the Ryko purchase price included approximately $52 million of goodwill acquired.

The acquisition of goodwill in 2005 primarily relates to the acquisition of a 50% interest in Bad Boy as described in Note 6. The allocation of the Bad Boy purchase price included approximately $20 million of goodwill acquired.

Purchase accounting adjustments in 2005 and 2006 relate to changes in the initial estimates of the restructuring costs that arose from the Acquisition and changes to the fair value of assets and liabilities recorded in connection with the Acquisition. These changes were determined in connection with the Company’s finalization of the purchase price allocation related to the Acquisition and include the settlement of certain receivables from Time Warner for an amount that is $12 million less than the original amount recorded. The remaining adjustments relate mainly to revisions of the costs to terminate artist contracts and other long-term agreements, and changes to pre-Acquisition deferred tax liability and taxes payable balances.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

The Company performs its annual goodwill impairment test in accordance with FAS 142 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The Company conducted its annual goodwill impairment test in September of 2006. The results of the test were that no impairment occurred in 2006.

Other Intangible Assets

Other intangible assets consist of the following:

	September 30, 2005	Acquisitions	Other (a)	September 30, 2006
	(in millions)
Intangible assets subject to amortization:
Record music catalog	$1,242	$39	$7	$1,288
Music publishing copyrights	817	17	18	852
Artist contacts	31	8	—	39
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,104	64	25	2,193
Accumulated amortization	(289)			(482)

Total net intangible assets subject to amortization	1,815			1,711
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,915			$1,811

(a)	Other represents foreign currency translation adjustments.

The increase in the Company’s gross intangible assets primarily reflects the acquisition of Ryko. Of the underlying net assets acquired, it primarily relates to music catalog of approximately $28 million and artist contracts of approximately $1 million. The increase also relates to the acquisition of approximately $17 million of publishing copyrights and other small acquisitions during the year ended September 30. 2006.

Amortization

Based on the amount of intangible assets subject to amortization at the end of September 2006, the expected amortization for each of the next five fiscal years is as follows:

Years Ended September 30,
(in millions)
2007	$195
2008	195
2009	193
2010	188
2011	187
Thereafter	753

$1,711

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Acquisition effective as of March 1, 2004 as follows: ten years for recorded music catalog, fifteen years for music publishing copyrights and fifteen years for trademarks. Artist contracts acquired by the Company have variable estimated useful lives which do not exceed ten years.

Amortization expense included in Old WMG’s statement of operations for each of the three months ended February 29, 2004 was based on different estimated useful lives assigned to Old WMG’s identifiable, finite-lived intangible assets. For the three months ended February 29, 2004 the estimated useful life of fifteen years was assigned to Old WMG’s recorded music catalog and music publishing copyrights. The change in estimated useful lives from 2003 to 2004 was implemented in connection with the valuation of the Company’s intangible assets in connection with the Acquisition. See Note 5 for a discussion of the pro forma effects of the Acquisition on the historical operating results of Old WMG, including the effects from the aforementioned changes in estimated useful lives.

11. Restructuring Costs

2005 Restructuring Activities

In August of 2005, Jason Flom, the co-chairman of The Atlantic Records Group left the Company. In an effort to streamline the businesses, the Company merged the operations of Lava Records into the operations of The Atlantic Records Group in September 2005. As a result, certain employee positions at Lava were restructured. In addition to restructuring such employee positions, the Company evaluated its workforce at other affiliates and restructured certain other positions in order to maximize cost-effectiveness. These employee terminations resulted in restructuring charges of $4 million in the year ended September 30, 2005. Additionally, certain artists’ contracts were terminated as part of the cost-saving initiative. Such artist contract terminations resulted in $3 million restructuring charges in the year ended September 30, 2005, of which $1 million was reversed in 2006.

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

Based on the restructuring plans already implemented, the Company revised its original estimates of restructuring costs during the years ended September 30, 2006, 2005 and 2004, resulting in an overall reduction in the restructuring costs of approximately $4 million, $32 million and $23 million, respectively. As of

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

September 30, 2006, the Company had approximately $32 million of liabilities for Acquisition-related restructuring costs recorded in its balance sheet. These liabilities represent estimates of future cash obligations for all restructuring activities that had been implemented. The outstanding balance of these liabilities primarily relate to extended payment terms for long-term lease obligations for vacated facilities or long-term artist commitments. These remaining lease obligations are expected to be settled by 2019. We expect to pay a majority of the remaining costs in fiscal 2006.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of November 30, 2003	$—	$—	$—
Additions in 2004	164	143	307
Cash paid in 2004	(92)	(13)	(105)
Non-cash reductions in 2004 (a)	(1)	(22)	(23)

Liability as of September 30, 2004	$71	$108	$179
Cash paid in 2005	(53)	(27)	(80)
Non-cash reductions in 2005 (a)	—	(18)	(18)
Reversals of PPA liabilities in 2005	(4)	(28)	(32)

Liability as of September 30, 2005	$14	$35	$49
Cash paid in 2006	(9)	(1)	(10)
Non-cash reductions in 2006 (a)	—	(3)	(3)
Reversals of PPA liabilities in 2006 (b)	(1)	(3)	(4)

Liability as of September 30, 2006	$4	$28	$32

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter, co-publisher and other contracts.
(b)	Excess liabilities during the twelve months ended September 30, 2006 were either reversed through the statement of operations or were recorded as reduction of the initial purchase price of the Acquisition.

Cost-Savings Incentive Plan

In addition, in connection with the Acquisition, the Company approved a cost-savings incentive compensation plan during 2004 in order to incentivize management to implement the aforementioned restructuring plans and reduce operating costs. Under the plan, key employees of the Company were entitled to earn up to $20 million in the aggregate based on the attainment and maintenance of certain cost-savings targets. Based on the level of cost savings actually generated at the end of September 30, 2004, which exceeded the cost savings targets under the plan, the Company determined that it was probable that eligible employees would vest in the full benefits under the plan. Accordingly, the Company expensed the full $20 million liability under the plan, along with other restructuring-related costs of $6 million, during the seven months ended September 30, 2004. Out of the aggregate $26 million liability, $16 million was paid during the year ended September 30, 2005 and the remaining $10 million was paid in the year ended September 30, 2006.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

12. Other Current and Noncurrent Liabilities

Other current liabilities consist of the following (in millions):

	September 30, 2006	September 30, 2005
Accrued expenses	$156	$166
Accrued compensation and benefits	107	107
Deferred income	54	46
Acquisition and merger-related restructuring liabilities	18	30
Other contractual obligations	8	9
Accrued interest	34	33
Cost-savings incentive plan payable	—	10
Other	—	3

	$377	$404

Other noncurrent liabilities consist of the following (in millions):

	September 30, 2006	September 30, 2005
Deferred income	$9	$15
Accrued compensation and benefits	29	21
Minority interest	10	9
Acquisition and merger-related restructuring liabilities	14	19
Unfavorable and other contractual obligations	122	132
Licensing advance payable	8	8
Other	32	22

	$224	$226

Licensing Advance Payable

Other noncurrent liabilities includes a $7.5 million and $8.0 million obligation at September 30, 2006 and 2005, respectively, related to the repayment of an advance received in a prior period under a licensing agreement. Under the terms of the original agreement, such amount was subject to repayment if the advance was not recouped from royalties generated under the agreement by November 30, 2003. In June 2003, the parties entered into an amended agreement whereby, in connection with an extension of the term of the original agreement, the Company agreed to repay the advance over a six-year period ended November 30, 2009. Of the total repayment amount, $2 million was repaid in 2003. The remaining $7.5 million is repayable as follows: 2007, $0.5 million; 2008, $3 million; and 2009, $4 million.

13. Debt

In connection with the Acquisition, the Company incurred $1.650 billion of indebtedness consisting of (i) $1.150 billion of borrowings under the term loan portion of a senior secured credit facility and (ii) $500 million of borrowings under a senior subordinated bridge loan facility (the “Bridge Loan”). A portion of these borrowings was refinanced by WMG Acquisition Corp., a subsidiary of the Company, in April 2004 (the “Acquisition Corp. Refinancing”). In addition, in December 2004, Holdings incurred approximately $700 million of debt to redeem its outstanding shares of cumulative preferred stock and pay a return of capital to the Investor

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Group (the “Holdings Refinancing”). A portion of this debt was redeemed in June 2005 (the “Holdings Redemption”). The following summarizes the Acquisition Corp. Refinancing, the Company’s debt capitalization as of September 30, 2006 and 2005, the principal terms of the Company’s financing arrangements and the Holdings Refinancing.

The Acquisition Corp. Refinancing

In April 2004, the Company incurred $697 million of new indebtedness, consisting of the issuance by Acquisition Corp. of (i) $465 million principal amount of 7.375% Senior Subordinated Notes due 2014, (ii) 100 million Sterling principal amount of 8.125% Senior Subordinated notes due 2014 (U.S. dollar equivalent of $182 million as of April 2004) and (iii) $50 million of additional borrowings under the term loan portion of the Company’s senior secured credit facility.

Together with available cash on hand, such proceeds were used (i) to repay all $500 million of borrowings under the Bridge Loan, (ii) to redeem a portion of the cumulative preferred stock of Holdings in the amount of $202 million and (iii) to pay certain financing-related transaction costs.

Debt Capitalization

As of September 30, 2006 and 2005, the Company’s long-term debt consisted of (in millions):

	September 30, 2006	September 30, 2005
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,413	1,430

	1,413	1,430
7.375% U.S. dollar-denominated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Notes due 2014—Acquisition Corp	187	177
9.5% Senior Discount Notes due 2014—Holdings	191	174

Total debt	2,256	2,246
Less current portion	(17)	(17)

Total long term debt	$2,239	$2,229

Senior Secured Credit Facility

Holdings and Acquisition Corp. are party to a senior secured credit facility that was entered into in connection with the Acquisition. The senior secured credit facility, as amended, consists of a $1.45 billion term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. Acquisition Corp. is required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales, casualty and condemnation events and incurrence of debt. Acquisition Corp. is required to make minimum repayments under the term loan portion of the facility in quarterly principal amounts of $4 million until November 2010, with a remaining balloon payment in February 2011.

The revolving credit portion of the senior secured facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Borrowings under both the current term loan and revolving credit portion of the senior secured credit facility bear interest at a rate equal to an applicable margin plus, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins for borrowings under the senior secured credit facility are 1.00% with respect to base rate borrowings and 2.00% with respect to LIBOR borrowings, which reflects a reduction from the initial applicable margin rates of 1.75% and 2.75% for base rate borrowings and LIBOR borrowings, respectively, which occurred during the twelve months ended September 30, 2006.

In addition to paying interest on outstanding principal under the senior secured credit facility, Acquisition Corp. is required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. As of September 30, 2006, the commitment fee rate was 0.375%, which reflects a reduction from the initial commitment fee rate of .50% The commitment fee rate may be reduced subject to Acquisition Corp. attaining certain leverage ratios. Acquisition Corp. is also required to pay customary letter of credit fees, as necessary.

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

Interest Expense and Maturities

Total interest expense, including amounts payable to Time Warner and its affiliates for all periods prior to the closing of the Acquisition, was $194 million for the year ended September 30, 2006, $200 million for the year ended September 30, 2005, $88 million for the seven months ended September 30, 2004, and $3 million for the three months ended February 29, 2004. The weighted-average interest rate of the Company’s total debt at September 30, 2006 and 2005 was 7.07% and 6.55%, respectively.

Based on the amount of debt outstanding as of September 30, 2006, annual repayments of long-term debt of $17 million are required for 2007 – 2010, with an additional repayment of $4 million and a balloon payment of $1.341 billion in 2011.

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2006, the carrying value of the Company’s fixed-rate debt exceeded its fair value by approximately $13 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

14. Income Taxes

For the years ended September 30, 2006 and 2005 and the seven months ended September 30, 2004, the Company has been stand-alone tax filer. However, for periods prior to the closing of the Acquisition, which includes the three months ended February 29, 2004, the taxable results of Old WMG were included in the consolidated U.S. federal and various U.S. state and local, and foreign income tax returns of Time Warner or its subsidiaries. Also, in certain U.S. state and local, and foreign jurisdictions, Old WMG filed on a stand-alone basis. The tax provisions and related balance sheet disclosures for the periods prior to the closing of the Acquisition have been prepared assuming Old WMG was a stand-alone taxpayer for the periods presented.

Domestic and foreign pretax income (loss) are as follows (in millions):

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
Domestic	$16	$(194)	$(246)	$(40)
Foreign	91	80	38	25

Total	$107	$(114)	$(208)	$(15)

Current and deferred income taxes (tax benefits) provided are as follows (in millions):

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
Federal:
Current	$—	$—	$—	$—
Deferred	—	—	—	(2)
Foreign:
Current (a)	52	53	21	21
Deferred	(11)	—	8	(2)
U.S. State:
Current	6	2	1	—
Deferred	—	—	—	—

Total	$47	$55	$30	$17

(a)	Includes cash withholding taxes of $15 million, $14 million, $9 million and $5 million for the year ended September 30, 2006, year ended September 30, 2005, seven months ended September 30, 2004 and the three months ended February 29, 2004, respectively.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows (in millions):

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
Taxes on income at the U.S. federal statutory rate	$37	$(40)	$(73)	$(5)
U.S. state and local taxes	6	2	1	—
Foreign income taxed at different rates, including withholding taxes (a)	26	14	9	6
Loss without benefit / (Release of valuation allowance), net	(20)	86	46	16
Non-deductible loss / (Non-taxable gain) on warrant	—	(6)	42	—
Non-deductible loss on minority interest	—	2	5	—
Other	(2)	(3)	—	—

Total income tax expense	$47	$55	$30	$17

(a)	Includes residual U.S. tax on certain foreign income not permanently reinvested for the year ended September 30, 2006.

During the year ended September 30, 2006, the Company utilized a portion of its U.S. net operating losses for which no benefit has been previously recorded. The balance of the U.S. tax attributes remaining at the end of the year continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be utilized. In addition, the Company incurred losses in certain foreign territories in the current year and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below (in millions):

	September 30, 2006	September 30, 2005
Deferred tax assets:
Allowances and reserves	$51	$52
Employee benefits and compensation	34	15
Other accruals	88	105
Depreciation and amortization	22	42
Tax attribute carryforwards	194	134
Other	9	11

Total deferred tax assets	398	359
Valuation allowance	(337)	(323)

Net deferred tax assets	61	36

Deferred tax liabilities:
Assets acquired in business combinations	(213)	(201)

Total deferred tax liabilities	(213)	(201)

Net deferred tax assets (liabilities)	$(152)	$(165)

At September 30, 2006, $89 million of the total valuation allowance of $337 million is related to purchased deferred tax assets, which when released will be reversed through goodwill.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

At September 30, 2006, the Company has U.S. federal tax net operating loss carryforwards of $126 million, which will begin to expire in fiscal year 2024 and tax net operating losses in certain U.S. state and foreign jurisdictions expiring in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $46 million, of which $8 million will expire in 2009, and the remaining credits will begin to expire in 2015.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $540 million at September 30, 2006. As such, no federal income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits would reduce the additional federal income tax that would be payable. Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

15. Pensions

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material in the aggregate and have a combined projected benefit obligation of approximately $44 million and $23 million as of September 30, 2006 and 2005, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had an aggregate pension liability relating to these plans of approximately $28 million and $23 million recorded in its balance sheet as of September 30, 2006 and 2005, respectively.

The FASB recently issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, (“FAS 158”), which the Company will adopt in the first quarter of fiscal 2007. Under the provisions of FAS 158 companies are required to record a net liability or asset on their balance sheet to report the funded status of their defined benefit plans. The Company expects the implementation of FAS 158 to result in an additional liability of approximately $4 million.

For the year ended September 30, 2006, year ended September 30, 2005, the seven months ended September 30, 2004, and the three months ended February 29, 2004, pension expense amounted to $3 million, $3 million, $4 million, and $3 million, respectively.

Certain employees also participate in pre-tax defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $3 million for the year ended September 30, 2006, $4 million for the year ended September 30, 2005, $2 million for the seven months ended September 30, 2004, and $2 million for the three months ended February 29, 2004.

16. Minority Interest in Preferred Stock of Subsidiary

As previously described in Note 5, a portion of the $2.6 billion purchase price for the Acquisition was funded by a $400 million direct contribution by the Investor Group to Holdings in exchange for 40,000 shares of cumulative preferred stock of Holdings (“Holdings’ Preferred Stock”). Each share of Holdings’ Preferred Stock had a liquidation preference of $10,000 per share plus cumulative accrued and unpaid dividends at a rate of 10% per annum, compounded quarterly.

As previously described in Note 13, the Company redeemed half of the outstanding shares of Holdings’ Preferred Stock as part of the April 2004 Acquisition Corp. Refinancing at a redemption price of $202 million,

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

including $2 million of accrued and unpaid dividends. The remaining shares of Holdings’ Preferred Stock were redeemed in December 2004 as part of the Holdings Refinancing at a redemption price of $209 million, including $9 million of accrued and unpaid dividends.

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

17. Stock-Based Compensation Plans

LTIP and Individual Stock Option and Restricted Stock Agreements

In 2004, the Company’s board of directors approved a form of LTIP stock option agreement for grants of options to eligible individuals. Eligible individuals include any employee, director or consultant of the Company or any of its affiliates, or any other entity designated by Warner Music Group’s board of directors in which the Company has an interest, who is selected by the Company’s compensation committee to receive an award. The board authorized the granting of options to purchase up to 1,355,066 shares of common stock pursuant to the LTIP program. The Company has granted options and may grant additional stock options under the LTIP stock option agreements to certain members of current or future management. The board also approved the sale of 5,676,300 restricted shares of the Company’s stock, the awarding of 2,629,091 restricted shares of the Company’s stock, and the granting of options to purchase 3,701,850 shares of the Company’s common stock under stock option agreements with certain members of management. Individual option agreements and options granted under the LTIP program generally will have a 10-year term and the exercise price will equal at least 100% of the fair market value on the date of the grant. With respect to each option granted pursuant to individual option agreements or a LTIP stock option agreement, one-third of the shares covered by the option generally vest and become exercisable in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the LTIP stock option agreement, subject to the employee’s continued employment. Two-thirds of the shares covered by the option generally vest and become exercisable based on the occurrence of both a service condition (which is the same as the service condition described with respect to the service-based portion of the option) and a performance condition. Under the original agreements, the performance condition would be met if, following an initial public offering or certain other events (including a change in control), a specified investment return was achieved by the investors (one-half of such shares require one return level and the other one-half of such shares require a different return level). The performance-based portion of the option would also vest, subject to the employee’s continued employment, on the day prior to the seventh anniversary of the effective date of the individual or LTIP stock option agreement and the service condition applicable to the performance-based option will be deemed to have been attained upon certain terminations following or in anticipation of a change in control. All of the performance-based requirements have been achieved for all of these grants, therefore, only the service condition remains as a vesting requirement. The first performance-based requirement, which resulted in the vesting of approximately one-third of the awards for which service had already been provided, was met on the date of the Company’s initial public offering in 2005. The second performance-based requirement, which resulted in the vesting of approximately one-third of the awards for which service had already been provided, was met in April of 2006. The remaining unvested awards vest over a four-year service period beginning on the grant date.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

2005 Omnibus Stock Plan

In May 2005, the board adopted the 2005 Omnibus Stock Plan, or 2005 Plan, which authorized the granting of stock based awards to purchase up to 3,416,133 shares of the Company’s common stock. Under the 2005 Plan, the board of directors or the compensation committee will administer the plan and has the power to make awards, to determine when and to whom awards will be granted, the form of each award, the amount of each award, and any other terms or conditions of each award consistent with the terms of the 2005 Plan. Awards may be made to employees, directors and others as set forth in the 2005 Plan. The types of awards that may be granted include restricted and unrestricted stock, incentive and non-statutory stock options, stock appreciation rights, performance units and other stock based awards. Each award agreement specifies the number and type of award, together with any other terms and conditions as determined by the board of directors or the compensation committee in their sole discretion. Eligible employees include any employee who does not already have any other equity participation in the Company. The Company has granted options and restricted stock and may grant additional awards under the 2005 Plan to certain members of our current or future management and directors. Options granted generally have a 10-year term, the exercise price will equal at least 100% of the fair market value on the date of the grant and generally vest in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of the stock option agreement, subject to the employee’s continued employment.

Stock Options

The following is a summary of the Company’s stock option awards for the fiscal year ended September 30, 2006:

	Number of options granted	Weighted-average exercise price
Shares options outstanding at September 30, 2005	6,361,546	6.62
Share options granted in 2006	340,000	21.75
Share options exercised in 2006	(872,009)	3.24
Share options forfeited in 2006	(1,092,147)	1.94

Shares options outstanding at September 30, 2006	4,737,390	9.41
Share options exercisable at September 30, 2006	1,091,363	8.29

The 1,091,363 share options that were vested and exercisable as of September 30, 2006 have an aggregate intrinsic value of $19.3 million and a weighted-average remaining contractual term of 8.08 years.

The Company granted its employees stock option awards as follows:

	Fiscal Year Ended September 30, 2006	Fiscal Year Ended September 30, 2005	Seven Months Ended September 30, 2004
Share options granted	340,000	5,183,690	1,493,680
Weighted-average grant date fair value	$9.73	$7.24	$1.30

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Assumptions

For purposes of applying FAS 123(R), the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, if granted prior to January 2005 and the Binomial model subsequent to January 2005, both of which are based upon several assumptions estimated by the company. The following weighted-average assumptions were used for all grants to the Company’s employees:

Weighted average assumptions used to calculate fair market value of stock options:	Year ended September 30, 2006	Year ended September 30, 2005	Seven months ended September 30, 2004
Dividend yield	2.2%	0%	0%
Expected volatility	50.0%	47.8%	50%
Risk-free interest rate	4.58%	3.80%	3.07%
Expected term	6.00 years	6.01 years	5.00 years

Assumptions

For periods prior to and subsequent to the Company’s initial public offering, the Company has estimated its expected volatility using comparative company historical stock price volatility in order to appropriately estimate the volatility of the stock underlying its stock option awards. In periods where sufficient data is available, the Company will calculate its own historical volatility to estimate the volatility of its underlying stock price.

The Company calculates the expected term of its stock options by considering employee attrition rates, employee exercise activity, the length of the vesting period for each award and the length of the expiration period for each award.

Option Exercises

During the fiscal year ended September 30, 2006, employees exercised 872,009 stock options with a total intrinsic value of $17.1 million. There were no stock options exercised in the fiscal year ended September 30, 2005 or the seven months ended September 30, 2004. Total cash received from stock option exercises in 2006 was $2.9 million.

Restricted Stock

The following is a summary of the Company’s restricted stock awards for the fiscal year ended September 30, 2006:

	Number of restricted shares	Weighted-average grant date fair value
Unvested restricted shares at September 30, 2005	7,215,348	3.48
Restricted shares granted in 2006	61,032	24.71
Restricted shares vested in 2006	(2,628,869)	2.83
Restricted shares forfeited in 2006	(181,093)	5.65

Unvested restricted shares at September 30, 2006	4,466,418	4.07

The weighted-average grant date fair value of restricted shares awarded in the seven months ended September 30, 2004, the fiscal year ended September 30, 2005 and the fiscal year ended September 30, 2006 was $0.88, $15.47, and $24.71, respectively. In addition, during the seven months ended September 30, 2004, the

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Company sold shares of restricted stock to certain of its employees with a weighted-average grant date fair value of $3.65 at a weighted-average price per share of $0.92.

The total fair value of the restricted shares that vested in the fiscal years ended September 30, 2006 and 2005 was $7.4 million and $1.5 million, respectively. No restricted shares vested during the seven months ended September 30, 2004.

Compensation Expense

The Company recognized non-cash compensation expense related to its stock-based compensation plans of $16 million, $25 million and $1 million for the fiscal year ended September 30, 2006, the fiscal year ended September 30, 2005 and the seven months ended September 30, 2004, respectively. In addition, as of September 30, 2006, the Company had $17.1 million of unrecognized compensation costs related to its unvested stock option and restricted stock awards.

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

Restricted Stock

The Company was authorized to pay a cash bonus to each employee who purchased restricted stock at prices that were below fair market value on the date of purchase. The bonus was calculated as either an amount equal to the tax liability incurred by the employee on the grant date or an estimate of the additional future tax which would be incurred by the employee upon the vesting of the shares, depending upon the employee’s Section 83(b) election. Additionally, the Company paid the employees an amount necessary to pay the related taxes on the bonus. This resulted in total cash payments of approximately $10 million, which the Company expensed in the fiscal year ended September 30, 2005.

Options

The Company revised the exercise prices of certain options to purchase its common stock to prices equal to the applicable re-determined fair market values of the common stock on the dates of the respective grants. The

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Company compensated the grantees with a cash bonus representing the loss of value created by this adjustment to the option exercise prices. This resulted in total cash bonuses paid of approximately $9 million. The Company treated the revision of the exercise prices as a modification of these awards and $6 million related to the modification was expensed in the fiscal year ended September 30, 2005.

Further, in connection with the $100.5 million cash dividend the Company declared and paid to holders of its common stock, consisting of the Investor Group and certain members of management who held shares of common stock prior to the Initial Common Stock Offering, the Company made an adjustment to all options to purchase common stock outstanding at the time of declaration of the dividend. The adjustment consisted of a cash make-whole payment to each option holder equal to the pro-rata amount that would have been received per share had all outstanding options been exercised at the time of the declaration of the dividend. The amounts were adjusted down to reflect a present value discount based on the earliest possible exercise dates. The Company recorded approximately $3 million of expense related to such payments in the fiscal year ended September 30, 2005.

18. Shareholders’ Equity

A summary of the Company’s equity is presented below.

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

Warrants

A portion of the consideration paid to Time Warner in connection with the Acquisition was in the form of two stock warrants that were issued to Time Warner. On May 16, 2005, in connection with the Company’s Initial Common Stock Offering, the Company repurchased certain warrants from Time Warner for an aggregate

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

purchase price of $138 million, which approximated fair value at that date. The repurchase of the these warrants had the effect of terminating all of Time Warner’s warrants as of the date of repurchase. As a result, the warrants were no longer outstanding.

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

On October 3, 2005, December 29, 2005, March 14, 2006, June 7, 2006 and August 31, 2006, the Company declared dividends on its outstanding common stock at a rate of $0.13 per share. The dividends were paid on November 23, 2005, February 17, 2006, May 3, 2006, July 27, 2006 and October 20, 2006, respectively, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the twelve months ended September 30, 2006, 2,568,505 shares of restricted stock purchased by or awarded to certain employees vested, and employees of the Company exercised 872,009 stock options.

19. Related Party Transactions

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

Post-Acquisition

Arrangements with the Investor Group and its Affiliates

The Company entered into publicity, advertising and promotional arrangements with a certain television corporation that is owned by a member of the Investor Group. This arrangement resulted in $15 million of expenses during the twelve months ended September 30, 2006 and resulted from a negotiation that, in management’s view, reflects market rates. The Company also entered into a consulting agreement with an affiliate of the Investor Group, which in resulted in $1 million of expense during the twelve months ended September 30, 2006.

In the normal course of conducting its business, the Company entered into various other transactions with the Investor Group and its affiliates. As an example, employees of the Investor Group filled management roles on an interim basis while the Company was transitioning to a permanent management team, including the role of Chief Financial Officer of the Company from June 2004 until December 2004. Such employees did not receive any compensation from the Company for such services; however, a representative cost for such services in the aggregate amount of $280,000 was charged to the statement of operations for the seven months ended September 30, 2004 with a corresponding increase in additional paid-in capital.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the twelve months ended September 30, 2006 and 2005 the Company recorded revenues of $6 million and $9 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

Transition Services Agreements

In connection with the Acquisition, the Company entered into a seller administrative services agreement with Time Warner (the “Seller Administrative Services Agreement”). Under the Seller Administrative Services Agreement, Time Warner agreed to provide the Company with certain administrative services, including (i) accounting services, (ii) tax services, (iii) human resources and benefits services, (iv) information technology services, (v) legal services, (vi) treasury services, (vii) payroll services, (viii) travel services, (ix) real estate management services and (x) messenger services. The obligations for Time Warner to provide those services generally expired on December 31, 2004. The amounts to be paid under the Seller Administrative Services Agreement generally were based on the costs incurred by Time Warner in providing those administrative services, including Time Warner’s employee costs and out-of-pocket expenses. For the twelve months ended September 30, 2005 and the seven months ended September 30, 2004, the Company incurred $4 million of costs under these administrative arrangements. There were no costs related to transition services for the twelve months ended September 30, 2006.

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

The Investor Group terminated the Management Agreement on May 10, 2005, and on May 16, 2005, the Company paid the Investor Group a $73 million termination fee for the termination of the Management Agreement, which was reflected in the Company’s statement of operations for the year ended September 30, 2005.

Pre-Acquisition

As previously described, the operations of Old WMG were under the control of Time Warner through the end of February 2004. During this period, in the normal course of conducting its business, Old WMG had various transactions with Time Warner and its affiliates, including the CD and DVD manufacturing and printing operations of Time Warner formerly under the management of Old WMG, real estate and marking arrangements,

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

sub-publishing and administrative agreements, clearing accounts and international cash pools within Time Warner’s centralized cash management system, participation in several Time Warner medical, stock option, pension, deferred compensation and other benefit plans for which Old WMG was charged an allocable share of plan expenses, and certain general and administrative costs incurred in the management of those operations were allocated to Old WMG, including legal, accounting, financial and information technology services. Cumulatively these arrangements and services resulted $12 million of expenses recorded to selling, general and administrative costs, $2 million of expenses recorded to cost of revenues and $1 million of expenses recorded to interest income during the three months ended February 29, 2004. Costs allocated to Old WMG are not necessarily indicative of the costs that would have been incurred if Old WMG had obtained such services independently, nor are they indicative of costs that will be charged or incurred in the future. However, management believes such allocations are reasonable.

Additionally, Old WMG entered into licensing arrangements with Time Warner and Time Warner affiliates. Revenues from these arrangements amounted to $2 million during the three months ended February 29, 2004 and reflected terms resulting from a negotiation between the units that, in management’s view, result in a reasonable basis.

20. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $33 million in the year ended September 30, 2006, $37 million in the year ended September 30, 2005, $24 million in the seven months ended September 30, 2004, and $13 million in the three months ended February 29, 2004.

At September 30, 2006, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

September 30, 2006
(in millions)
2007	$62
2008	54
2009	54
2010	49
2011	46
Thereafter	171

Total	$436

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $481 million and $369 million as of September 30, 2006 and 2005, respectively. Such commitments are payable principally over a

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which include letters of credit and minimum funding commitments to investees, amounted to approximately $47 million and $50 million at September 30, 2006 and 2005, respectively.

Litigation

Radio Promotion Activities

On September 7, 2004, November 22, 2004 and March 31, 2005, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation of the relationship between music companies and radio stations, including the use of independent promoters and accounting for any such payments. The investigation was pursuant to New York Executive Law §63(12) and New York General Business Law §349, both of which are consumer fraud statutes. On November 22, 2005 the Company reached a settlement with the Attorney General in connection with this investigation. As part of such settlement, the Company agreed to make $5 million in charitable payments and to abide by a list of permissible and impermissible promotional activities. The Attorney General has also reached settlements with all of the other major music companies in connection with this investigation. Two independent labels have filed related antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 16, 2006, the Company filed a Motion to Dismiss in both cases. On October 11, 2006, the court denied the Company’s Motion to Dismiss as to the antitrust claims but granted the motion, with leave to amend, as to the state tort claim for Interference with Prospective Economic Advantage. On October 24, 2006, Plaintiffs filed Amended Complaints, attempting to cure the defects in their tort claim. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of its settlement with the Attorney General, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company has provided documents in response to these requests and intends to continue to fully cooperate with the Attorney General's and Department of Justice's industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the judicial panel on Multidistrict Litigation consolidated these actions for pre-trial

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

proceedings in the Southern District of New York. The lawsuits are all based on the same general subject matter as the Attorney General's request for information alleging conspiracy among record companies to fix prices for downloads and, according to some of the complaints, protect allegedly inflated prices for compact discs. The complaints seek unspecified compensatory, statutory and treble damages. The Company filed a motion to dismiss Plaintiffs’ amended claims for Interference with Prospective Economic Advantage on November 13, 2006. This motion is scheduled to be heard on January 29, 2007. Discovery is proceeding. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

In addition to the matters discussed above, the Company is involved in other litigation arising in the normal course of its business. Management does not believe that any legal proceedings pending against the Company will have, individually, or in the aggregate, a material adverse effect on its business. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on the Company, including its brand value, because of defense costs, diversion of management resources and other factors.

21. Derivative Financial Instruments

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

Interest Rate Risk Management

The Company uses interest rate swap agreements to manage the floating to fixed-rate proportion of its debt portfolio. In particular, under its senior secured credit facility, the Company is required to maintain a fixed-to-floating debt ratio of at least 50% of its actual funded debt through at least April 2007. The Company enters into interest rate swap agreements in order to hedge the variability of expected future cash interest payments. Under interest rate swap agreements, the Company agrees to receive floating-rate payments (based on three-month LIBOR rates) in exchange for fixed-rate payments for a fixed term through May 2009. As of September 30, 2006, the Company had total notional amounts hedged under these agreements of $897 million.

The interest rate swap agreements have been designated as a cash flow hedge of the associated variability in future interest payments. As such, the agreements have been recorded at fair value in the accompanying balance sheet and the related gains or losses on the agreements are deferred in shareholder’s equity (as a component of comprehensive income). These deferred gains and losses are recognized as an adjustment to interest expense in the period in which the related interest payments being hedged are made and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the amount of the interest payments being hedged, any changes in fair value relating to the ineffective portion of these contracts would be immediately recognized in income. The Company has not had any ineffective amounts related to interest rate swaps.

For the year ended September 30, 2006 the Company recognized approximately $6 million of income on its interest rate swap agreements, which have been classified as a component of interest expense in the

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

accompanying statement of operations. For the year ended September 30, 2005 and the seven months ended September 30, 2004, the Company recognized approximately $4 million and $2 million, respectively, of expense on its interest rate swap agreements, which have been classified as a component of interest expense in the accompanying statement of operations. The Company has not recognized any material gains or losses relating to the ineffective portion of the agreements. At both September 30, 2006 and 2005 the Company had deferred approximately $7 million of net gains on its interest rate swap agreements in shareholders’ equity, of which approximately $8 million is expected to be recognized to income in fiscal 2007, and the remainder over the following two fiscal years.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions. Credit risk related to interest rate swaps is considered low because swaps are entered into with strong creditworthy counterparties and are limited to the net interest payments due/payable for the remaining life of the swap.

Foreign Currency Risk Management

Historically, the Company has used, and continues to use, foreign exchange contracts and foreign exchange options primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar and Australian dollar. In addition, the Company currently hedges foreign currency risk associated with financing transactions such as third party and inter-company debt and other balance sheet items.

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in shareholder’s equity (as a component of comprehensive income). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income, and have been immaterial. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s statement of operations.

As of September 30, 2006, the Company had outstanding hedge contracts for the sale of $419 million and the purchase of $163 million of foreign currencies at fixed rates. Further, as of September 30, 2006, the Company had approximately $0.2 million of deferred net gains in comprehensive income related to foreign exchange hedging. The Company had approximately $1.5 million of deferred net gains in comprehensive income related to foreign exchange hedging as of September 30, 2005.

Warrants

The Company recorded unrealized gains related to the warrants issued to Historic TW as part of the purchase price of the Acquisition of $17 million for the year ended September 30, 2005. On May 16, 2005, the Company repurchased the Three-Year warrants from Historic TW at a cost of approximately $138 million, which approximated fair value at that date (see Note 18).

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

22. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: recorded music and music publishing. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

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

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Revenues
Recorded music	$3,005	$2,924	$1,429	$630
Music publishing	538	607	348	157
Corporate expenses and eliminations	(27)	(29)	(8)	(8)

Total revenues	$3,516	$3,502	$1,769	$779

OIBDA (a)
Recorded music	$480	$380	$120	$38
Music publishing	144	141	87	38
Corporate expenses	(106)	(199)	(49)	(15)

Total OIBDA	$518	$322	$158	$61

(a)	The comparability of OIBDA by business segment for all periods presented has been affected by certain significant transactions. See Transactions Affecting the Comparability of Operating Results presented hereinafter.

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$27	$32	$23	$11
Music publishing	3	5	3	1
Corporate	12	14	10	4

Total depreciation	$42	$51	$36	$16

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Amortization of Intangible Assets
Recorded music	$136	$133	$73	$36
Music publishing	57	54	31	20
Corporate	—	—	—	—

Total amortization	$193	$187	$104	$56

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Operating Income (Loss) (a)
Recorded music	$317	$215	$24	$(9)
Music publishing	84	82	53	17
Corporate	(118)	(213)	(59)	(19)

Total operating income (loss)	$283	$84	$18	$(11)

(a)	The comparability of operating income (loss) by business segment for all periods presented has been affected by certain significant transactions. See Transactions Affecting the Comparability of Operating Results presented hereinafter.

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Reconciliation of OIBDA to Operating Income (Loss)
OIBDA	$518	$322	$158	$61
Depreciation expense	(42)	(51)	(36)	(16)
Amortization expense	(193)	(187)	(104)	(56)

Operating income (loss)	$283	$84	$18	$(11)

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Transactions Affecting the Comparability of Operating Results

The comparability of OIBDA and operating income (loss) by business segment for all periods presented has been affected by certain transactions, consisting of a management agreement termination fee in the year ended September 30, 2005, restructuring activities in the year ended September 30, 2005 and the seven months ended September 30, 2004. The effect of such transactions that was included in OIBDA and operating income (loss) by business segment is summarized below:

	Fiscal Year Ended September 30, 2005
	Recorded Music	Music Publishing	Corporate	Total
	(in millions)
Loss on termination of management agreement	$—	$—	$(73)	$(73)
Restructuring costs	(7)	—	—	(7)

Decrease in OIBDA and operating income	$(7)	$—	$(73)	$(80)

	Seven Months Ended September 30, 2004
	Recorded Music	Music Publishing	Corporate	Total
	(in millions)
Restructuring costs-related decrease in OIBDA and operating income	$(17)	$(1)	$(8)	$(26)

Total assets and capital expenditures by business segment are presented below:

	September 30, 2006	September 30, 2005
	(in millions)
Assets
Recorded music	$2,664	$2,517
Music publishing	1,621	1,645
Corporate (a)	235	336

Total assets	$4,520	$4,498

(a)	Primarily includes fixed assets.

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Capital Expenditures
Recorded music	$23	$22	$11	$2
Music publishing	2	2	1	—
Corporate	5	6	3	1

Total capital expenditures	$30	$30	$15	$3

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

Revenues and total assets relating to operations in different geographical areas are set forth below:

	Successor			Predecessor
	Year Ended September 30, 2006	Year Ended September 30, 2005	Seven Months Ended September 30, 2004	Three Months Ended February 29, 2004
	(in millions)
Revenues (a)
United States	$1,703	$1,675	$848	$334
United Kingdom	431	387	221	111
Germany	195	215	124	43
Japan	220	170	105	41
France	224	241	112	55
Italy	115	121	56	37
Other international	628	693	303	158

Total revenues	$3,516	$3,502	$1,769	$779

(a)	Revenues are attributed to countries based on the location of customer.

	September 30, 2006	September 30, 2005
	(in millions)
Assets
United States	$2,596	$2,597
United Kingdom	380	396
Germany	207	210
Japan	176	192
France	227	225
Italy	187	190
Other international	747	688

Total assets	$4,520	$4,498

23. Additional Financial Information

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

Warner Music Group Corp.

Notes to Consolidated and Combined Audited Financial Statements—(Continued)

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

Cash Interest and Taxes

The Company made interest payments of approximately $141 million during the year ended September 30, 2006, $151 million during the year ended September 30, 2005, $56 million during the seven months ended September 30, 2004 and $3 million during the three months ended February 29, 2004. The Company paid approximately $66 million, $51 million, $31 million and $27 million of foreign income and withholding taxes in the year ended September 30, 2006, the year ended September 30, 2005, the seven months ended September 30, 2004 and the three months ended February 29, 2004, respectively. The Company received $11 million, $6 million, $2 million and $1 million of foreign income tax refunds in the year ended September 30, 2006, the year ended September 30, 2005, the seven months ended September 30, 2004 and the three months ended February 29, 2004, respectively.

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

Non-cash Transactions

There were no significant non-cash activities for the years ended September 30, 2006 or September 30, 2006.

Significant non-cash investing activities for the seven months ended September 30, 2004 included the allocation of the purchase price paid in connection with the Acquisition, as more fully described in Note 5. In addition, significant non-cash financing activities for the seven months ended September 30, 2004 included the declaration of a $342 million dividend to the Company’s shareholders in the form of a note payable. Significant non-cash investing and financing activities during the three months ended February 29, 2004 included the non-cash recapitalization of certain inter-company receivables and payables between Old WMG and Time Warner, as disclosed in the statement of shareholders’ and group equity.

WARNER MUSIC GROUP

2006 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group (in millions, except per share data).

	Three months ended
	September 30, 2006(a)	June 30, 2006(a)	March 31, 2006(a)	December 31, 2005(a)
Revenues	$854	$822	$796	$1,044
Costs and expenses
Cost of revenues	(438)	(445)	(409)	(530)
Selling, general and administrative expenses	(314)	(301)	(294)	(323)
Other income, net (b)	14	—	—	—
Amortization of intangible assets	(50)	(48)	(48)	(47)

Total costs and expenses	(788)	(794)	(751)	(900)

Operating income	66	28	45	144

Interest expense, net	(45)	(45)	(45)	(45)
Equity in the gains of equity-method investees	—	—	1	—
Other income, net	—	1	2	—

Income (loss) before income taxes	21	(16)	3	99
Income tax (expense) benefit	(9)	2	(10)	(30)

Net income (loss)	$12	$(14)	$(7)	$69

Net income (loss) per common share
Basic	$0.08	$(0.10)	$(0.05)	$0.49

Diluted	$0.08	$(0.10)	$(0.05)	$0.46

Average common shares:
Basic	144.3	143.7	141.9	141.4

Diluted	151.3	143.7	141.9	150.5

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The three months ended September 30, 2006 include certain non-recurring recorded income of $13 million, related to management’s estimate of the amount that will be paid to us, net of amounts owed to artists in respect of royalties, as a result of the settlement of international copyright litigation claim against the operators of the KaZaA peer-to-peer network.

WARNER MUSIC GROUP

2005 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group (in millions, except per share data).

	Three months ended
	September 30, 2005(a)	June 30, 2005(a)	March 31, 2005(a)	December 31, 2004(a)
Revenues	$905	$742	$767	$1,088
Costs and expenses
Cost of revenues	(473)	(396)	(400)	(581)
Selling, general and administrative expenses (b)(c)	(359)	(322)	(293)	(331)
Other income, net	—	4	—	—
Amortization of intangible assets	(47)	(47)	(47)	(46)
Loss on termination of management agreement	—	(73)	—	—
Restructuring Costs	(7)	—	—	—

Total costs and expenses	(886)	(834)	(740)	(958)

Operating (loss) income	19	(92)	27	130

Interest expense, net	(42)	(50)	(52)	(38)
Net investment related gains	—	1	—	—
Equity in the gains of equity-method investees	—	—	—	(1)
Loss on repayment of Holdings Notes	—	(35)	—	—
Unrealized gain (loss) on warrants	—	—	39	(22)
Minority interest expense	—	—	—	(5)
Other income (expense), net	2	1	—	4

Loss before income taxes	$(21)	$(175)	$14	$68
Income tax expense	(9)	(4)	(10)	(32)

Net loss	$(30)	$(179)	$4	$36

Net income (loss) per common share
Basic	$(0.21)	$(1.41)	$0.04	$0.33

Diluted	$(0.21)	$(1.41)	$0.03	$0.31

Average common shares:
Basic	141.2	127.0	107.7	107.5

Diluted	141.2	127.0	123.5	115.3

(a)	The Company’s business is seasonal. Therefore quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.
(b)	The three months ended June 30, 2005 include one-time compensation expense consisting of a $10 million one-time bonus to employees related to the Company’s Initial Common Stock Offering and $19 million of one-time payments to holders of restricted stock and stock options primarily to compensate them for certain amounts related to stock awards issued at prices that were below fair value at the grant date.
(c)	The three months ended September 30, 2005 include certain non-recurring charges of $24 million incurred in connection with the departure of the co-chairman of The Atlantic Records Group and the expensing of certain amounts paid in connection with the acquisition of the remaining interest in the Lava Records joint venture.

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

Consolidating Balance Sheet

September 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$41	$—	$326	$—	$367
Short-term investments	18	—	—	—	18
Due from (to) affilates	(4)	—	4	—	—
Accounts receivable, net	—	—	585	—	585
Inventories	—	—	59	—	59
Royalty advances expected to be recouped within one year	—	—	191	—	191
Deferred tax assets	—	—	45	—	45
Other current assets		—	35	—	35

Total current assets	55	—	1,245	—	1,300
Royalty advances expected to be recouped after one year	—	—	207	—	207
Investments in and advances to (from) consolidated subsidiaries	28	215	—	(243)	—
Investments	—	—	25	—	25
Property, plant and equipment	—	—	146	—	146
Goodwill	—	—	929	—	929
Intangible assets subject to amortization	—	—	1,711	—	1,711
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	98	—	102

Total assets	$83	$219	$4,461	$(243)	$4,520

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$209	$—	$209
Accrued royalties	—	—	1,142	—	1,142
Taxes and other withholdings	—	—	32	—	32
Current portion of long-term debt	—	—	17	—	17
Dividends payable	22	—	—	—	22
Other current liabilities	—	—	377	—	377

Total current liabilities	22	—	1,777	—	1,799
Long-term debt	—	191	2,048	—	2,239
Deferred tax liabilities, net	—	—	197	—	197
Dividends payable	3	—	—	—	3
Other noncurrent liabilities	—	—	224	—	224

Total liabilities	25	191	4,246	—	4,462

Shareholders’ equity	58	28	215	(243)	58

Total liabilities and shareholders’ equity	$83	$219	$4,461	$(243)	$4,520

Consolidating Balance Sheet

September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$40	$1	$247	$—	$288
Accounts receivable, net	15	(23)	645	—	637
Inventories	—	—	52	—	52
Royalty advances expected to be recouped within one year	—	—	190	—	190
Deferred tax assets	—	—	36	—	36
Other current assets	—	—	39	—	39

Total current assets	55	(22)	1,209	—	1,242
Royalty advances expected to be recouped after one year	—	—	190	—	190
Investments in and advances to (from) consolidated subsidiaries	43	235	—	(278)	—
Investments	—	—	21	—	21
Property, plant and equipment	—	—	157	—	157
Goodwill	—	—	869	—	869
Intangible assets subject to amortization	—	—	1,815	—	1,815
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	100	—	104

Total assets	$98	$217	$4,461	$(278)	$4,498

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1	$—	$246	$—	$247
Accrued royalties	—	—	1,057	—	1,057
Taxes and other withholdings	—	—	23	—	23
Current portion of long-term debt	—	—	17	—	17
Note payable to shareholders	—	—	—	—	—
Other current liabilities	1	—	403	—	404

Total current liabilities	2	—	1,746	—	1,748
Long-term debt	—	174	2,055	—	2,229
Deferred tax liabilities, net	—	—	201	—	201
Dividends payable	5	—	—	—	5
Other noncurrent liabilities	2	—	224	—	226

Total liabilities	9	174	4,226	—	4,409

Shareholders’ equity	89	43	235	(278)	89

Total liabilities and shareholders’ equity	$98	$217	$4,461	$(278)	$4,498

Consolidating Statement of Operations

For The Year Ended September 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$3,516	$—	$3,516
Costs and expenses:
Cost of revenues	—	—	(1,822)	—	(1,822)
Selling, general and administrative expenses	—	—	(1,232)	—	(1,232)
Other income, net	—	—	14	—	14
Amortization of intangible assets	—	—	(193)	—	(193)

Total costs and expenses	—	—	(3,233)	—	(3,233)

Operating income	—	—	283	—	283
Interest income (expense), net	2	(17)	(165)	—	(180)
Equity in the gains (losses) of equity-method investees, net	58	75	1	(133)	1
Other expense, net	—	—	3	—	3

Income (loss) before income taxes	60	58	122	(133)	107
Income tax expense	—	—	(47)	—	(47)

Net income (loss)	$60	$58	$75	$(133)	$60

Consolidating Statement of Operations

For The Year Ended September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$3,502	$—	$3,502
Costs and expenses:	—	—	—	—
Cost of revenues	—	—	(1,850)	—	(1,850)
Selling, general and administrative expenses	—	—	(1,305)	—	(1,305)
Other income, net	—	—	4	—	4
Amortization of intangible assets	—	—	(187)	—	(187)
Loss on termination of management agreement	—	—	(73)	—	(73)
Restructuring costs, net	—	—	(7)	—	(7)

Total costs and expenses	—	—	(3,418)	—	(3,418)

Operating income	—	—	84	—	84
Interest expense, net	(1)	(35)	(146)	—	(182)
Equity in the losses of equity-method investees, net	(185)	(110)	(1)	295	(1)
Net investment-related gains	—	—	1	—	1
Loss on repayment of Holdings Notes	—	(35)	—	—	(35)
Unrealized gain on warrant	17	—	—	—	17
Other expense, net	—	—	7	—	7
Minority interest expense	—	(5)	—	—	(5)

(Loss) income before income taxes	(169)	(185)	(55)	295	(114)
Income tax expense	—	—	(55)	—	(55)

Net (loss) income	$(169)	$(185)	$(110)	$295	$(169)

Consolidating Statement of Operations

For The Seven Months Ended September 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,769	$—	$1,769
Costs and expenses:
Cost of revenues	—	—	(944)	—	(944)
Selling, general and administrative expenses	—	—	(677)	—	(677)
Amortization of intangible assets	—	—	(104)	—	(104)
Restructuring costs, net	—	—	(26)	—	(26)

Total costs and expenses	—	—	(1,751)	—	(1,751)

Operating income	—	—	18	—	18
Interest expense, net	—	—	(80)	—	(80)
Equity in the losses of equity-method investees, net	(122)	(104)	(2)	226	(2)
Loss on repayment of bridge loan	—	—	(6)	—	(6)
Unrealized loss on warrant	(116)	(4)	—	—	(120)
Other expense, net	—	—	(4)	—	(4)
Minority interest expense	—	(14)	—	—	(14)

(Loss) income before income taxes	(238)	(122)	(74)	226	(208)
Income tax expense	—	—	(30)	—	(30)

Net (loss) income	$(238)	$(122)	$(104)	$226	$(238)

Combining Statement of Operations

For The Three Months Ended February 29, 2004

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Revenues			$779		$779
Costs and expenses:
Cost of revenues			(415)		(415)
Selling, general and administrative expenses			(319)		(319)
Amortization of intangible assets			(56)		(56)

Total costs and expenses			(790)		(790)

Operating loss			(11)		(11)
Interest expense, net			(2)		(2)
Equity in the losses of equity-method investees, net			(2)		(2)

Loss before income taxes			(15)		(15)
Income tax expense			(17)		(17)

Net loss			$(32)		$(32)

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

Consolidating Statement of Cash Flows

For The Year Ended September 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$60	$58	$75	$(133)	$60
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	236	—	236
Non-cash interest expense	—	17	35	—	52
Non-cash stock-based compensation expense	—	—	16	—	16
Deferred taxes	—	—	(11)	—	(11)
Equity in the losses of equity-method investees	—	—	(1)	—	(1)
Equity in the gains (losses) of consolidated subsidiaries	(58)	(75)	—	133	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	53	—	53
Royalty advances	—	—	(40)	—	(40)
Accounts payable and accrued liabilities	—	—	(60)	—	(60)
Other balance sheet changes	(5)	—	7	—	2

Net cash provided by (used in) operating activities	(3)	—	310	—	307
Cash flows from investing activities:
Investments and acquisitions	(18)	—	(105)	—	(123)
Investment proceeds	—	—	—	—	—
Capital expenditures	—	—	(30)	—	(30)

Net cash used in investing activities	(18)	—	(135)	—	(153)
Cash flows from financing activities:
Debt repayments	—	—	(17)	—	(17)
Capital contributions received (paid)	(3)	3	—	—	—
Change in intercompany	4	(8)	4	—	—
Returns of capital and dividends paid	(74)	(92)	—	92	(74)
Return of capital received	92	96	(96)	(92)	—
Loan to third party	—	—	7	—	7
Other	3	—	—	—	3

Net cash provided by (used in) financing activities	22	(1)	(102)	—	(81)
Effect of foreign currency on cash	—	—	6	—	6
Net increase (decrease) in cash	1	(1)	79	—	79

Cash and equivalents at beginning of period	40	1	247	—	288

Cash and equivalents at end of period	$41	$—	$326	$—	$367

Consolidating Statement of Cash Flows

For The Year Ended September 30, 2005

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(169)	$(185)	$(110)	$295	$(169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	239	—	239
Deferred taxes	—	—	(7)	—	(7)
Loss on repayment of Holdings Notes	—	35	—	—	35
Non-cash interest expense	—	31	37	—	68
Non-cash stock-based compensation expense	—	—	25	—	25
Net investment-related losses	—	—	(1)	—	(1)
Minority interest	—	5	—	—	5
Equity in the losses of equity-method investees	—	—	1	—	1
Equity in the gains (losses) of consolidated subsidiaries	185	110	—	(295)	—
Unrealized gain on warrant	(17)	—	—	—	(17)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(69)	—	(69)
Inventories	—	—	(3)	—	(3)
Royalty advances	—	—	(2)	—	(2)
Accounts payable and accrued liabilities	1	—	45	—	46
Other balance sheet changes	—	1	53	—	54

Net cash provided by (used in) operating activities	—	(3)	208	—	205
Cash flows from investing activities:					—
Investments and acquisitions	—	—	(78)	—	(78)
Investment proceeds	—	—	54	—	54
Capital expenditures	—	—	(30)	—	(30)

Net cash used in investing activities	—	—	(54)	—	(54)
Cash flows from financing activities:
Issuance of Holdings debt	—	696	—	—	696
Repayment of Holdings debt	—	(574)	—	—	(574)
Additional term loan borrowings	—	—	250	—	250
Financing costs of borrowings	—	(17)	(3)	—	(20)
Debt repayments	—	—	(14)	—	(14)
Capital contributions received (paid)	(590)	517	73	—	—
Proceeds on the sale of restricted shares	1	—	—	—	1
Proceeds on the issuance of common stock	554	—	—	—	554
Costs of issuing common stock	(32)	—	—	—	(32)
Change in intercompany	(7)	18	(11)	—	—
Return of capital	(917)	(1,157)	(742)	1,899	(917)
Return of capital received	1,157	742	—	(1,899)	—
Repurchase of warrants	(126)	(12)	—	—	(138)
Return of capital to preferred shareholders	—	(200)	—	—	(200)
Dividends paid on preferred capital	—	(9)	—	—	(9)
Loans to third party	—	—	(10)	—	(10)
Other	—	—	(3)	—	(3)

Net cash provided by (used in) financing activities	40	4	(460)	—	(416)
Effect of foreign currency on cash	—	—	(2)	—	(2)
Net increase (decrease) in cash	40	1	(308)	—	(267)

Cash and equivalents at beginning of period	—	—	555	—	555

Cash and equivalents at end of period	$40	$1	$247	$—	$288

Consolidating Statement of Cash Flows

For The Seven Months Ended September 30, 2004

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(238)	$(122)	$(104)	$226	$(238)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	140	—	140
Deferred taxes	—	—	8	—	8
Loss on repayment of bridge loan	—	—	6	—	6
Non-cash interest expense	—	—	19	—	19
Equity in the losses of equity-method investees, including distributions	122	104	3	(226)	3
Minority interest	—	14	—	—	14
Unrealized loss on warrant	116	4	—	—	120
Changes in operating assets and liabilities:
Accounts receivable	—	—	(33)	—	(33)
Inventories	—	—	(10)	—	(10)
Royalty advances	—	—	77	—	77
Accounts payable and accrued liabilities	—	—	(23)	—	(23)
Other balance sheet changes	—	—	3	—	3

Net cash provided by (used in) operating activities	—	—	86	—	86

Cash flows from investing activities:
Acquisition of Old WMG	(853)	(1,250)	(2,638)	2,103	(2,638)
Investments and acquisitions	—	—	(10)	—	(10)
Capital expenditures	—	—	(15)	—	(15)

Net cash used in investing activities	(853)	(1,250)	(2,663)	2,103	(2,663)

Cash flows from financing activities:
Borrowings	—	—	2,348	—	2,348
Financing costs of borrowings	—	—	(99)	—	(99)
Debt repayments	—	—	(631)	—	(631)
Capital contributions	—	850	1,250	(2,100)	—
Proceeds from the issuance of Class C Common Stock	85	—	—	—	85
Proceeds from the issuance of Class L Common Stock	765	—	—	—	765
Proceeds from the issuance of preferred stock	—	400	—	—	400
Repurchase of subsidiary preferred stock	—	(202)			(202)
Proceeds from the issuance of restricted shares	3	—	—	—	3
Return of capital (paid) received	—	210	(210)	—	—
Dividends paid on preferred capital	—	(8)	—	—	(8)
Change in amounts due to parent	—	—	3	(3)	—

Net cash provided by (used in) financing activities	853	1,250	2,661	(2,103)	2,661

Effect of foreign currency exchange rate changes on cash	—	—	—	—	—

Net increase in cash and equivalents	—	—	84	—	84
Cash and equivalents at beginning of period	—	—	471	—	471

Cash and equivalents at end of period	$—	$—	$555	$—	$555

Combining Statement of Cash Flows

For The Three Months Ended February 29, 2004

	Warner Music Group Corp. (a)	WMG Holdings Corp. (issuer) (a)	WMG Acquisition Corp.	Eliminations	Old WMG Combined
	(in millions)
Cash flows from operating activities:
Net loss			$(32)		$(32)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization			72		72
Deferred taxes			(4)		(4)
Non-cash interest expense			2		2
Equity in the losses of equity-method investees, including distributions			2		2
Changes in operating assets and liabilities:
Accounts receivable			387		387
Inventories			6		6
Royalty advances			(4)		(4)
Accounts payable and accrued liabilities			(109)		(109)
Other balance sheet changes			1		1

Net cash provided by operating activities			321		321

Cash flows from investing activities:
Investments and acquisitions			(2)		(2)
Investment proceeds			19		19
Capital expenditures			(3)		(3)

Net cash provided by investing activities			14		14

Cash flows from financing activities:
Borrowings			—		—
Debt repayments			(124)		(124)
Capital contributions			262		262
Decrease (increase) in amounts due from Time Warner-affiliated companies			194		194
Dividends paid			(342)		(342)

Net cash used in financing activities			(10)		(10)

Effect of foreign currency exchange rate changes on cash			2		2

Net increase in cash and equivalents			327		327
Cash and equivalents at beginning of period			144		144

Cash and equivalents at end of period			$471		$471

(a)	For periods prior to the Acquisition, Warner Music Group Corp. and WMG Holdings Corp. did not exist.

WARNER MUSIC GROUP CORP.

Schedule II—Valuation and Qualifying Accounts

Year Ended September 30, 2006

Year Ended September 30, 2005

Seven Months Ended September 30, 2004, and

Three Months Ended February 29, 2004

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Year Ended September 30, 2006
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$50	$—	$(12)	$38
Reserves for sales returns and allowances	168	491	(494)	165
Allowance for deferred tax asset	323	37	(23)	337

	$541	$528	$(529)	$540

Year Ended September 30, 2005
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$58	$1	$(9)	$50
Reserves for sales returns and allowances	164	493	(489)	168
Allowance for deferred tax asset	293	86	(56)	323

	$515	$580	$(554)	$541

Seven Months Ended September 30, 2004
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$69	$7	$(18)	$58
Reserves for sales returns and allowances	200	278	(314)	164
Allowance for deferred tax asset	—	293	—	293

	$269	$578	$(332)	$515

Three Months Ended February 29, 2004
Reserve deducted from accounts receivable
Allowance for doubtful accounts	$67	$2	$—	$69
Reserves for sales returns and allowances	224	128	(152)	200
Allowance for deferred tax asset	—	—	—	—

	$291	$130	$(152)	$269

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCE DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Certification

The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

The Securities and Exchange Commission’s rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by public companies in the reports that they file or submit under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Securities and Exchange Commission’s rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls provided reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

In connection with our fiscal 2005 audit, our auditors noted a material weakness related to our U.S. Recorded Music royalty payable balance, noting that our domestic operations used different royalty systems which created certain complexities in reconciling royalties payable. During fiscal 2006, we remediated the material weakness. In connection with this remediation, we implemented additional monitoring controls and improved the quality of supporting documentation to substantiate certain accruals and royalty balances. There have been no other changes in our Internal Controls over financial reporting or other factors during the period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 83 of this report and Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting is located on page 85 of this report.

ITEM 9B.	OTHER INFORMATION

On July 27, 2006, the Company received a letter from the NYSE notifying the Company of its regaining compliance with all NYSE corporate governance listing standards. The Company previously announced on May 12, 2006 that it was not in compliance with the listing standards because it did not have three members on its audit committee. On July 27, 2006, the Company issued a press release announcing the election of a third independent director, Phyllis E. Grann, and that, with the election of Ms. Grann, the Company was in compliance with the NYSE requirements to have three members on its audit committee composed entirely of independent directors.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In addition to the information set forth under the caption “Executive Officers” in Part I of this Form 10-K, the information required by this Item is incorporated by reference to our Proxy Statement for the fiscal 2006 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item is hereby incorporated by reference to our Proxy Statement for the fiscal 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements listed in the Index to Consolidated and Combined Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedule

The Financial Statements Schedule listed in the Index to Consolidated and Combined Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(3) Exhibits

See Item 15(b) below.

(b) Exhibits

Exhibit No.	Description

2.1(1)	Purchase Agreement, dated as of November 24, 2003 as amended, between Time Warner Inc. and WMG Acquisition Corp.

2.2(12)	Settlement Agreement, dated as of July 13, 2005, between Time Warner Inc. and WMG Acquisition Corp.

3.1(2)	Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(2)	Amended and Restated By-laws of Warner Music Group Corp.

4.1(3)	Indenture, dated as of April 8, 2004, among WMG Acquisition Corp., the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee

4.2(3)	First Supplemental Indenture, dated as of November 16, 2004, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, WEA Urban LLC and WEA Rock LLC

4.3(7)	Second Supplemental Indenture, dated as of May 17, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, NonZero (since renamed Cordless Recordings LLC) and The Biz LLC

4.4(13)	Third Supplemental Indenture, dated as of September 28, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Lava Records LLC

4.5(14)	Fourth Supplemental Indenture, dated as of October 26, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and BB Investments LLC

4.6(15)	Fifth Supplemental Indenture, dated as of November 29, 2005, among WMG Acquisition Corp., Wells Fargo Bank, National Association, as Trustee, and Perfect Game Recording Company LLC

4.7(19)	Sixth Supplemental Indenture, dated as of June 30, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.8(20)	Seventh Supplemental Indenture, dates as of September 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

4.9**	Eighth Supplemental Indenture, dated as of November 29, 2006, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association as Trustee.

Exhibit No.	Description

4.10(4)	Indenture, dated as of December 23, 2004, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee

4.11(12)	Guarantee of Warner Music Group Corp.

10.1(5)	Amended and Restated Credit Agreement, dated as of April 8, 2004, among WMG Acquisition Corp., the Overseas Borrowers from time to time party thereto, WMG Holdings Corp., each lender from time to time party thereto Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as co-arrangers and joint book managers, Deutsche Bank Securities Inc. and Lehman Commercial Paper Inc., as co-syndication agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as documentation agent, and Bank of America, N.A., as administrative agent, Swing Line Lender and L/C Issuer.

10.2(5)	Amendment No. 1 to the Credit Agreement, dated as of September 30, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.3(5)	Amendment No. 2 to the Credit Agreement, dated as of December 6, 2004, among WMG Acquisition Corp., the Overseas Borrowers party thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.4(6)	Amendment No. 3 to the Credit Agreement, dated as of April 29, 2005 among WMG Acquisition Corp., the Overseas Borrowers parties thereto, WMG Holdings Corp., the lenders party thereto, Banc of America Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers and various other parties

10.5(5)	Security Agreement, dated as of February 27, 2004, from the Grantors named to therein to Bank of America, N.A.

10.6(5)	Subsidiary Guaranty, dated as of February 27, 2004, from the Guarantors named therein and the Additional Guarantors named therein in favor of the Secured Parties named in the Credit Agreement referred to therein

10.7(5)	Parent Guaranty, dated as of February 27, 2004, from WMG Holdings Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.8(5)	Company Guaranty, dated as of February 27, 2004, from WMG Acquisition Corp. in favor of the Secured Parties named in the Credit Agreement referred to therein

10.9(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (20, 24, 26 Music Square East)

10.10(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (Tennessee) by and from Warner Bros. Records, Inc. to Kay B. Housch in favor of Bank of America, N.A., dated as of February 29, 2004 (21 Music Square East)

10.11(5)	Deed of Trust, Security Agreement, Assignment of Rents and Leases and Fixture Filing (California) by and from Warner Bros. Records, Inc. to MTC Financial Inc. in favor of Bank of America, N.A., dated as of February 29, 2004

10.12(5)	Trademark Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

10.13(5)	Copyright Security Agreement, dated as of February 29, 2004, made by the Grantors listed on the signature pages thereto in favor of the Bank of America, N.A.

Exhibit No.	Description

10.14(5)	Stockholders Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp. and Certain Stockholders of Warner Music Group Corp. (formerly known as WMG Parent Corp.) and WMG Holdings Corp.

10.15(5)	Amendment No. 1 to Stockholder’s Agreement, dated as of July 30, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., each Person executing this Agreement and listed as an Investor on the signature pages hereto, each Person executing this Agreement and listed as a Seller on the signature pages hereto, each Person executing this Agreement and listed as a Manager on the signature pages hereto and such other Persons, if any, that from time to time become party hereto as holders of Other Holder Shares solely in the capacity of permitted assignees with respect to certain registration rights hereunder

10.16(7)	Amended and Restated Stockholders Agreement dated as of May 10, 2005 between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp. and certain stockholders of Warner Music Group Corp.

10.17(5)	Seller Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.18(5)	Amendment No. 1 to Seller Administrative Services Agreement, dated as of July 1, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.19(5)	Purchaser Administrative Services Agreement, dated as of February 29, 2004, between Time Warner Inc. and WMG Acquisition Corp.

10.20(5)	Management Agreement, dated as of February 29, 2004, among WMG Parent Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.21(7)	Termination Agreement of the Management Agreement dated as of May 10, 2005, between Warner Music Group Corp., WMG Holdings Corp., WMG Acquisition Corp., THL Managers V, L.L.C., Bain Capital Partners, LLC, Providence Equity Partners IV Inc. and Music Partners Management, LLC

10.22(5)	Warrant Agreement (MMT Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.23(5)	Warrant Agreement (Three-Year Warrants), February 29, 2004, WMG Parent Corp., WMG Holdings Corp. and Historic TW Inc.

10.24(10)	Warrant Repurchase Agreement, dated as of April 21, 2005, between Warner Music Group Corp. and Historic TW Inc.

10.25(5)	Employment Agreement, dated as of March 1, 2004, between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.26(5)	Employment Agreement, dated as of January 25, 2004, between WMG Acquisition Corp. and Lyor Cohen

10.27(5)	Employment Agreement, dated as of December 15, 1998, between Warner Music Inc. and David H. Johnson, as amended, assumed by WMG Acquisition Corp. on March 1, 2004

10.28(5)	Employment Agreement, dated as of December 21, 2004, between Warner Music Inc. and Michael D. Fleisher

10.29(9)	Employment Agreement, dated as of March 17, 2005, between Warner/Chappell Music, Inc. and Richard Blackstone

10.30(17)	Employment Agreement, dated as of February 10, 2006 between Warner Music Group Corp. and Patrick Vien

Exhibit No.	Description

10.31**	Employment Agreement, dated as of November 4, 2005, between Warner Music Group Corp. and Alex Zubillaga

10.32**	Employment Agreement, dated as of July 7, 2005, between Warner Music Group Corp. and Carolin Stockdale

10.33(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Edgar Bronfman, Jr.

10.34(5)	Restricted Stock Award Agreement, dated as of March 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Lyor Cohen

10.35(5)	Restricted Stock Award Agreement, dated as of January 28, 2005, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and David H. Johnson

10.36(5)	Restricted Stock Award Agreement, dated as of December 31, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Michael D. Fleisher

10.37**	Restricted Stock Award Agreement, dated as of October 1, 2004, between Warner Music Group Corp. (formerly known as WMG Parent Corp.) and Alex Zubillaga

10.38(9)	Restricted Stock Award Agreement, dated as of March 17, 2005, between Warner Music Group Corp. and Richard Blackstone

10.39(18)	Stock Option Agreement, dated as of February 17, 2006, between Warner Music Group Corp. and Patrick Vien

10.40**	Stock Option Agreement, dated as of August 5, 2005, between Warner Music Group. Corp. and Caroline Stockdale

10.41(21)	Director Restricted Stock Award Agreement, dated as of November 4, 2005, between Warner Music Group Corp. and Shelby Bonnie

10.42(22)	Director Restricted Stock Award Agreement, dated as of March 2, 2006, between Warner Music Group Corp. and Shelby Bonnie

10.43(22)	Director Restricted Stock Award Agreement, dated as of March 2, 2006, between Warner Music Group Corp. and Michele Hooper

10.44(23)	Director Restricted Stock Award Agreement, dated as of July 26, 2005, between Warner Music Group Corp. and Phyllis Grann

10.45(5)	Form of WMG Parent Corp. LTIP Stock Option Agreement

10.46(6)	Form of Warner Music Group Corp. 2005 Omnibus Award Plan

10.47**	Amendment No. 1. to the 2005 Plan

10.48**	Form of Restricted Stock Award Agreement

10.49**	Form of Director Restricted Stock Award Agreement

10.50**	Form of Option Agreement

10.51**	Form of Stock Appreciation Rights Agreement

10.52(5)	Office Lease, June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.53(5)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.

10.54(5)	Consent to Assignment of Sublease, dated as of October 5, 2001, between 1290 Partners, L.P. and Warner Music Group

Exhibit No.	Description

10.55(5)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc. regarding 75 Rockefeller Plaza

10.56*(5)	U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC

10.57*(5)	U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing Inc.

10.58*(5)	International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.59*(5)	International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Warner Music Manufacturing Europe GmbH Company

10.60(16)	Assurance of Discontinuance dated November 22, 2005

12.1**	Computation of Ratio of Earnings to Fixed Charges

14(15)	Code of Ethics

21.1**	List of Subsidiaries

23.1**	Consent of Ernst & Young LLP

24.1**	Power of Attorney (see signature page)

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
**	Filed herewith.
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 1 to the Registration Statement on Form S-4 (File No. 333-121322).
(2)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).
(3)	Incorporated by reference to WMG Acquisition Corp.’s Registration Statement on Form S-4 (File No. 333-121322).
(4)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-123249).

(5)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 (File No. 333-121322).
(6)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-123249).
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed May 19, 2005 (File No. 001-32502).
(8)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on form 8-K filed April 1, 2005 (File No. 333-121322).
(9)	Incorporated by reference to WMG Acquisition Corp.’s Current Report on form 8-K filed April 11, 2005 (File No. 333-121322).
(10)	Incorporated by reference to Warner Music Group Corp.’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-123249).
(11)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 3 to the Registration Statement on Form S-4 (File No. 333-121322).
(12)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-4 (File No. 333-126786-01).
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 3, 2005 (File No. 001-32502).
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed October 27, 2005 (File No. 001-32502).
(15)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the Fiscal year ended September 30, 2005 (File No. 001-32502).
(16)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed November 7, 2005 (File No. 001-32502).
(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed February 13, 2005 (File No. 001-32502).
(18)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-32502).
(19)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed June 30, 2006 (File No. 001-32502).
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 29, 2006 (File No. 001-32502).
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2005 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 6, 2006 (File No. 001-32502)
(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2006 (File No. 001-32502)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 1, 2006.

WARNER MUSIC GROUP CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, David H. Johnson, Paul M. Robinson and Trent N. Tappe, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to the this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on December 1, 2006.

Signature	Title

/S/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/S/ MICHAEL D. FLEISHER Michael D. Fleisher	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/S/ LEN BLAVATNIK Len Blavatnik	Director

/S/ SHELBY W. BONNIE Shelby W. Bonnie	Director

/S/ RICHARD BRESSLER Richard Bressler	Director

/S/ JOHN P. CONNAUGHTON John P. Connaughton	Director

Signature	Title

/S/ PHYLLIS E. GRANN Phyllis E. Grann	Director

/S/ MICHELE J. HOOPER Michele J. Hooper	Director

/S/ SCOTT L. JAECKEL Scott L. Jaeckel	Director

/S/ SETH W. LAWRY Seth W. Lawry	Director

/S/ THOMAS H. LEE Thomas H. Lee	Director

/S/ IAN LORING Ian Loring	Director

/S/ JONATHAN M. NELSON Jonathan M. Nelson	Director

/S/ MARK NUNNELLY Mark Nunnelly	Director

/S/ SCOTT M. SPERLING Scott M. Sperling	Director