Form 10-Q
period 2006-12-31
Warner Music Group Corp.
filed 2007-02-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 6, 2007, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 149,389,412.787.

WARNER MUSIC GROUP CORP.

ITEM 1. FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	December 31, 2006	September 30, 2006
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$327	$367
Short-term investments	10	18
Accounts receivable, less allowances of $233 and $207 million, respectively	610	585
Inventories	63	59
Royalty advances expected to be recouped within one year	199	191
Deferred tax assets	53	45
Other current assets	84	35

Total current assets	1,346	1,300
Royalty advances expected to be recouped after one year	216	207
Investments	26	25
Property, plant and equipment, net	135	146
Goodwill	943	929
Intangible assets subject to amortization, net	1,679	1,711
Intangible assets not subject to amortization	100	100
Other assets	99	102

Total assets	$4,544	$4,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$197	$209
Accrued royalties	1,225	1,142
Taxes and other withholdings	45	32
Current portion of long-term debt	17	17
Dividends payable	22	22
Other current liabilities	310	377

Total current liabilities	1,816	1,799
Long-term debt	2,249	2,239
Dividends payable	3	3
Deferred tax liabilities, net	196	197
Other noncurrent liabilities	225	224

Total liabilities	4,489	4,462

Commitments and Contingencies (See Note 12)
Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 149,566,156 and 149,156,028 shares issued and outstanding, respectively)	—	—
Additional paid-in capital	572	567
Accumulated deficit	(517)	(516)
Accumulated other comprehensive income, net	—	7

Total shareholders’ equity	55	58

Total liabilities and shareholders’ equity	$4,544	$4,520

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended December 31, 2006 and 2005

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions, except per share amounts)
Revenues (b)	$928	$1,044
Costs and expenses:
Cost of revenues (a) (b)	(508)	(530)
Selling, general and administrative expenses (a) (b)	(290)	(323)
Amortization of intangible assets	(50)	(47)

Total costs and expenses	(848)	(900)

Operating income	80	144
Interest expense, net	(47)	(45)

Income before income taxes	33	99
Income tax expense	(15)	(30)

Net income	$18	$69

Net income per common share:
Basic	$0.12	$0.49

Diluted	$0.12	$0.46

Weighted average common shares:
Basic	144.9	141.4

Diluted	151.5	150.5

(a) Includes depreciation expense of	$(10)	$(11)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$1	$—
Cost of revenues	$(1)	$—
Selling, general and administrative expenses	$(4)	$(5)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

Three Months Ended December 31, 2006 and 2005

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
Cash flows from operating activities
Net income	$18	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	58
Deferred taxes	(12)	(1)
Non-cash interest expense	16	13
Non-cash, stock-based compensation expense	3	6
Changes in operating assets and liabilities:
Accounts receivable	(16)	(117)
Inventories	(3)	(2)
Royalty advances	(16)	(44)
Accounts payable and accrued liabilities	(11)	41
Other balance sheet changes	(2)	6

Net cash provided by operating activities	37	29

Cash flows from investing activities
Loan to third party	(52)	—
Investments and acquisitions	(8)	(11)
Proceeds from the sale of buildings	7	—
Capital expenditures	(5)	(5)

Net cash used in investing activities	(58)	(16)

Cash flows from financing activities
Quarterly debt repayments	(4)	(4)
Proceeds from the exercise of stock options	2	—
Dividends paid	(19)	(18)

Net cash used in financing activities	(21)	(22)
Effect of foreign currency exchange rate changes on cash	2	(1)

Net decrease in cash and equivalents	(40)	(10)
Cash and equivalents at beginning of period	367	288

Cash and equivalents at end of period	$327	$278

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Equity (Unaudited)

Three Months Ended December 31, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2006	149,156,028	—	$567	$(516)	$7	$58
Comprehensive income (loss):
Net income	—	—	—	18	—	18
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Deferred losses on derivative financial instruments	—	—	—	—	(1)	(1)

Total comprehensive income (loss)	—	—	—	18	(7)	11
Dividends	—	—	—	(19)	—	(19)
Issuance of stock options and restricted shares of common stock	410,128	—	3	—	—	3
Exercises of stock options	—	—	2	—	—	2

Balance at December 31, 2006	149,566,156	—	$572	$(517)	$—	$55

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

The Company’s business is seasonal. Therefore, operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007.

The Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of these operations is presented below.

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

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company. See Note 5.

In January 2007, the Company acquired a majority interest in Roadrunner Music Group B.V. (“Roadrunner”), which includes Roadrunner Records, one of the leading hard rock and heavy metal labels. See Note 5.

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

Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

the Christian retail marketplace; and the newly created ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

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

The Company’s Music Publishing operations include Warner/Chappell, its global music publishing company headquartered in Los Angeles, with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd. and Hallmark Entertainment. In addition to the more traditional methods, the Company has implemented new initiatives to promote and develop emerging songwriters, such as its label, Perfect Game Recording Co., which similar to ILG seeks to identify and nurture songwriters earlier in the development process.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the Company’s financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to interim periods. The accompanying consolidated financial statements should be read in conjunction with the audited

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

consolidated financial statements of the Company included in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (Registration No. 001-32502).

Basis of Consolidation

The consolidated accounts include 100% of the assets, liabilities, revenues, expenses, income, losses and cash flows of the Company and all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. Significant inter-company balances and transactions have been eliminated in consolidation.

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

Accounting for Pension and Post-retirement Plans

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires all companies to recognize the funded status of all sponsored plans on the balance sheet. Under FAS 158, all underfunded plans are aggregated and recorded as a liability, and all overfunded plans are aggregated and recorded as an asset. The Company is required to implement these provisions of FAS 158 in the fiscal year ended September 30, 2007. During the three months ended December 31, 2006, the Company recorded an adjustment to reflect the implementation of FAS 158, which resulted in an other pension asset of $1 million, an additional pension liability of $3 million and an other comprehensive loss of approximately $2 million. The Company also recorded related tax adjustments of approximately $2 million.

FAS 158 also eliminates the early measurement date option previously permitted under the related guidance. The Company will be required to implement this change in the fiscal year ended September 30, 2008.

3. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts, as well as adjustments to correctly

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

state pension obligations. The following summary sets forth the components of comprehensive income, net of related taxes, for the three months ended December 31, 2006 and 2005 (in millions):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net income	$18	$69
Foreign currency translation losses (a)	(6)	(2)
Derivative financial instruments (losses) gains	(1)	7
Pension adjustments	—	—

Comprehensive income	$11	$74

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

4. Net Income Per Common Share

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

The following table sets forth the computation of basic and diluted net income per common share (in millions, except per share amounts):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Basic and diluted net income per common share:
Numerator:
Net income for basic calculation	$18	$69

Net income for diluted calculation	$18	$69

Denominator:
Weighted average common shares outstanding for basic calculation (a)	144.9	141.4

Weighted average common outstanding shares for diluted calculation	151.5	150.5

Net income per common share—basic	$0.12	$0.49

Net income per common share—diluted	$0.12	$0.46

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net income per common share for each of the periods includes the effects of the assumed exercise of any outstanding stock options or warrants and the assumed vesting of shares of restricted

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

stock where dilutive. The assumed exercise of outstanding stock options and warrants and the assumed vesting of restricted stock represent the following dilutive effect (in millions of shares):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Stock options	2.5	2.6
Restricted stock	4.1	6.5

	6.6	9.1

5. Significant Acquisitions and Dispositions

Acquisition of Roadrunner Music Group

In December 2006, the Company entered into a definitive agreement to acquire 73.5% of Roadrunner, which includes Roadrunner Records, a leading hard rock and heavy metal label. The transaction will be accounted for under the purchase method of accounting, and the results of operations of Roadrunner will be included in the Company’s results of operations from the date of acquisition. The purchase price will be allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog, artist contracts and goodwill.

In connection with the agreement, in December 2006, the Company loaned Roadrunner approximately $52 million in the form of a promissory note, which bears interest at the prime rate and matures in one year. The note was repaid in connection with the close of the acquisition in January 2007.

Acquisition of Ryko Corporation

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company, for approximately $67.5 million in cash. Ryko consists of a recorded music label, Rykodisc, which focuses on a range of contemporary music and comedy releases and numerous film and television soundtracks and Ryko Distribution, which distributes music and DVD releases from Rykodisc as well as from independent third-party record and video labels. Additionally, Ryko owns a catalog of more than 1,000 titles of rock, folk, jazz, world, blues and alternative albums including Restless Records’ catalog of punk, new wave and soundtrack recordings. The catalog and roster includes artists such as Frank Zappa, Joe Jackson, Soul Asylum, The Flaming Lips and They Might Be Giants. The transaction was accounted for under the purchase method of accounting, and the results of operations of Ryko are included in the Company’s results of operations from the acquisition date of Ryko. The purchase price was allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog and goodwill. The accompanying consolidated financial statements include the following preliminary allocation of the approximately $67.5 million purchase price: recorded music catalog, $28 million; artists’ contracts, $1 million; tangible liabilities, $13 million; and goodwill, $52 million.

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

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

On July 14, 2006, the Company acquired the remaining 20% interest in Maverick from its existing partner. The additional purchase price was allocated to the underlying net assets of Maverick in proportion to the estimated fair value, principally goodwill.

6. Inventories

Inventories consist of the following (in millions):

	December 31, 2006	September 30, 2006
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$109	$100
Published sheet music and song books	2	2

	111	102
Less reserve for obsolescence	(48)	(43)

	$63	$59

7. Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2006	Acquisitions	Other (a)	December 31, 2006
	(audited)			(unaudited)
Intangible assets subject to amortization:
Record music catalog	$1,288	$—	$5	$1,293
Music publishing copyrights	852	1	11	864
Artist contracts	39	—	—	39
Trademarks	10	—	—	10
Other intangible assets	4	—	—	4

	2,193	1	16	2,210
Accumulated amortization	(482)			(531)

Total net intangible assets subject to amortization	1,711			1,679
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,811			$1,779

(a)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Acquisition-Related Restructuring Costs

As of December 31, 2006, the Company had approximately $27 million of liabilities for acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs in fiscal 2007.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2006	$4	$28	$32
Cash paid during the three months ended December 31, 2006	—	(4)	(4)
Non-cash reductions during the three months ended December 31, 2006 (a)	—	(1)	(1)

Liability as of December 31, 2006	$4	$23	$27

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	December 31, 2006	September 30, 2006
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,409	1,413

	1,409	1,413
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp	196	187
9.5% Senior Discount Notes due 2014—Holdings	196	191

Total debt	2,266	2,256
Less current portion	(17)	(17)

Total long-term debt	$2,249	$2,239

Restricted Net Assets

The Company is a holding company that conducts substantially all its business operations through its subsidiary, Acquisition Corp. and its subsidiaries. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the 7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014 and 8.125% Sterling-denominated Senior Subordinated Notes due 2014 (collectively the “Acquisition Corp. Senior Subordinated Notes”) and the indenture for the 9.5% Senior Discount Notes due 2014 issued by Holdings (“Holdings Discount Notes”).

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three months ended December 31, 2006 and 2005 by segment and on a consolidated basis (in millions):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Recorded Music	$1.8	$3.1
Music Publishing	0.3	0.6
Corporate expenses	1.0	1.9

Total	$3.1	$5.6

During the three months ended December 31, 2006, employees of the Company exercised 420,969 stock options and the Company received cash payments in respect of those exercises in the amount of approximately $2 million.

11. Shareholders’ Equity

Return of Capital and Dividends Paid

On August 31, 2006, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid to the Company’s shareholders on October 20, 2006, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

On December 29, 2006, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate. The dividend is payable on February 16, 2007 to the Company’s shareholders of record as of the close of business on January 18, 2007.

During the three months ended December 31, 2006, 315,229 shares of restricted stock purchased by or awarded to certain employees vested.

12. Commitments and Contingencies

Radio Promotion Activities

Two independent labels have filed antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 16, 2006, the Company filed a Motion to Dismiss in both cases. On October 11, 2006, the court denied the Company’s Motion to Dismiss as to the antitrust claims but granted the motion, with leave to amend, as to the state tort claim for interference with prospective economic advantage. On October 24, 2006, Plaintiffs filed amended complaints, attempting to cure the defects in their tort claim. The Company again moved to dismiss the state court claims and on January 31, 2007, the court granted the Company’s motion, but

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

allowed plaintiffs to replead. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company has provided documents in response to these requests and intends to continue to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads and, according to some of the complaints, protect allegedly inflated prices for compact discs. The complaints seek unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Other Matters

In addition to the matters discussed above, the Company is involved in other litigation arising in the normal course of business. Management does not believe that any legal proceedings pending against the Company will have, individually, or in the aggregate, a material adverse effect on its business. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. Regardless of the outcome, litigation can have an adverse impact on the Company, including its brand value, because of defense costs, diversion of management resources and other factors.

13. Derivative Financial Instruments

During the three months ended December 31, 2006, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments for the first quarter of fiscal 2008. As of December 31, 2006, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred gains in comprehensive income of $7 million. Additionally, as of December 31, 2006, the Company had less than $1 million of deferred net losses in comprehensive income related to foreign currency hedging.

14. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing. Information as to each of these operations is set forth below.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

The Company evaluates performance based on several factors, of which the primary financial measure is operating income before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income by segment.

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

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
Revenues
Recorded music	$800	$920
Music publishing	133	131
Corporate expenses and eliminations	(5)	(7)

Total revenues	$928	$1,044

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
OIBDA
Recorded music	$141	$206
Music publishing	19	21
Corporate expenses and eliminations	(20)	(25)

Total OIBDA	$140	$202

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$6	$7
Music publishing	1	1
Corporate expenses and eliminations	3	3

Total depreciation	$10	$11

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
Amortization of Intangibles Assets
Recorded music	$36	$33
Music publishing	15	14
Corporate expenses and eliminations	(1)	—

Total amortization	$50	$47

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)—(Continued)

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
Operating Income
Recorded music	$99	$166
Music publishing	3	6
Corporate expenses and eliminations	(22)	(28)

Total operating income	$80	$144

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(in millions)
Reconciliation of OIBDA to Operating Income
OIBDA	$140	$202
Depreciation expense	(10)	(11)
Amortization expense	(50)	(47)

Operating income	$80	$144

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $49 million and $47 million during the three months ended December 31, 2006 and 2005, respectively. The Company paid approximately $20 million and $14 million of income and withholding taxes in the three months ended December 31, 2006 and 2005, respectively. The Company received $5 million and $1 million of income tax refunds in the three months ended December 31, 2006 and 2005, respectively.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp.

Holdings has issued and outstanding the Holdings Discount Notes. The Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Discount Notes, (ii) Holdings, which is the issuer of the Holdings Discount Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

The Company and Holdings are holding companies that conduct substantially all their business operations through Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the Acquisition Corp. Senior Subordinated Notes and the indenture for the Holdings Discount Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (unaudited)

December 31, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$35	$—	$292	$—	$327
Short-term investments	10	—	—	—	10
Due from (to) affiliates	(5)	—	5	—	—
Accounts receivable, net	—	—	610	—	610
Inventories	—	—	63	—	63
Royalty advances expected to be recouped within one year	—	—	199	—	199
Deferred tax assets	—	—	53	—	53
Other current assets		—	84	—	84

Total current assets	40	—	1,306	—	1,346
Royalty advances expected to be recouped after one year	—	—	216	—	216
Investments in and advances to (from) consolidated subsidiaries	42	234	—	(276)	—
Investments	—	—	26	—	26
Property, plant and equipment	—	—	135	—	135
Goodwill	—	—	943	—	943
Intangible assets subject to amortization	—	—	1,679	—	1,679
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	95	—	99

Total assets	$82	$238	$4,500	$(276)	$4,544

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$197	$—	$197
Accrued royalties	—	—	1,225	—	1,225
Taxes and other withholdings	2	—	43	—	45
Current portion of long-term debt	—	—	17	—	17
Dividends payable	22	—	—	—	22
Other current liabilities	—	—	310	—	310

Total current liabilities	24	—	1,792	—	1,816
Long-term debt	—	196	2,053	—	2,249
Deferred tax liabilities, net	—	—	196	—	196
Dividends payable	3	—	—	—	3
Other noncurrent liabilities	—	—	225	—	225

Total liabilities	27	196	4,266	—	4,489

Shareholders’ equity	55	42	234	(276)	55

Total liabilities and shareholders’ equity	$82	$238	$4,500	$(276)	$4,544

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Balance Sheet (audited)

September 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$41	$—	$326	$—	$367
Short-term investments	18	—	—	—	18
Due from (to) affiliates	(4)	—	4	—	—
Accounts receivable, net	—	—	585	—	585
Inventories	—	—	59	—	59
Royalty advances expected to be recouped within one year	—	—	191	—	191
Deferred tax assets	—	—	45	—	45
Other current assets		—	35	—	35

Total current assets	55	—	1,245	—	1,300
Royalty advances expected to be recouped after one year	—	—	207	—	207
Investments in and advances to (from) consolidated subsidiaries	28	215	—	(243)	—
Investments	—	—	25	—	25
Property, plant and equipment	—	—	146	—	146
Goodwill	—	—	929	—	929
Intangible assets subject to amortization	—	—	1,711	—	1,711
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	98	—	102

Total assets	$83	$219	$4,461	$(243)	$4,520

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$—	$—	$209	$—	$209
Accrued royalties	—	—	1,142	—	1,142
Taxes and other withholdings	—	—	32	—	32
Current portion of long-term debt	—	—	17	—	17
Dividends payable	22	—	—	—	22
Other current liabilities	—	—	377	—	377

Total current liabilities	22	—	1,777	—	1,799
Long-term debt	—	191	2,048	—	2,239
Deferred tax liabilities, net	—	—	197	—	197
Dividends payable	3	—	—	—	3
Other noncurrent liabilities	—	—	224	—	224

Total liabilities	25	191	4,246	—	4,462

Shareholders’ equity	58	28	215	(243)	58

Total liabilities and shareholders’ equity	$83	$219	$4,461	$(243)	$4,520

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statements of Operations (unaudited)

For The Three Months Ended December 31, 2006 and 2005

	Three months ended December 31, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$928	$—	$928
Costs and expenses:
Cost of revenues	—	—	(508)	—	(508)
Selling, general and administrative expenses	—	—	(290)	—	(290)
Amortization of intangible assets	—	—	(50)	—	(50)

Total costs and expenses	—	—	(848)	—	(848)
Operating income	—	—	80	—	80
Interest expense, net	—	(5)	(42)	—	(47)
Equity in the gains of equity method investees	18	23	—	(41)	—

Income before income taxes	18	18	38	(41)	33
Income tax expense	—	—	(15)	—	(15)

Net income	$18	$18	$23	$(41)	$18

	Three months ended December 31, 2005
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,044	$—	$1,044
Costs and expenses:
Cost of revenues	—	—	(530)	—	(530)
Selling, general and administrative expenses	—	—	(323)	—	(323)
Amortization of intangible assets	—	—	(47)	—	(47)

Total costs and expenses	—	—	(900)	—	(900)
Operating income	—	—	144	—	144
Interest expense, net	—	(4)	(41)	—	(45)
Equity in the gains of equity method investees	69	73	—	(142)	—

Income before income taxes	69	69	103	(142)	99
Income tax expense	—	—	(30)	—	(30)

Net income	$69	$69	$73	$(142)	$69

WARNER MUSIC GROUP CORP.

Supplementary Information

Condensed Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income	$18	$18	$23	$(41)	$18
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	60	—	60
Non-cash interest expense	—	5	11	—	16
Non-cash stock compensation expense	—	—	3	—	3
Deferred taxes	—	—	(12)	—	(12)
Equity in the gains of consolidated subsidiaries	(18)	(23)	—	41	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(16)	—	(16)
Inventories	—	—	(3)	—	(3)
Royalty advances	—	—	(16)	—	(16)
Accounts payable and accrued liabilities	—	—	(11)	—	(11)
Other balance sheet changes	3	—	(5)	—	(2)

Net cash provided by operating activities	3	—	34	—	37

Cash flows from investing activities:
Loan to third party	—	—	(52)	—	(52)
Investments and acquisitions	8	—	(16)	—	(8)
Proceeds from the sale of buildings	—	—	7	—	7
Capital expenditures	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	8	—	(66)	—	(58)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(4)	—	(4)
Proceeds from stock options	2	—	—	—	2
Return of capital and dividends paid	(19)	—	—	—	(19)

Net cash used in financing activities	(17)	—	(4)	—	(21)

Effect of foreign currency exchange rate changes on cash	—	—	2	—	2

Net increase (decrease) in cash and equivalents	(6)	—	(34)	—	(40)
Cash and equivalents at beginning of period	41	—	326	—	367

Cash and equivalents at end of period	$35	$—	$292	$—	$327

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2006 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay regular quarterly dividends, the adequacy of our existing sources of cash to support our existing operations the next twelve months and, the effect of litigation and other investigations on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing business;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York and the Department of Justice;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•	risks inherent in our acquiring or investing in other businesses;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of the Sarbanes-Oxley Act of 2002;

•	the effects associated with the formation of Sony BMG Music Entertainment (“Sony BMG”) or the potential acquisition of BMG Music Publishing Group by Universal; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2006 and 2005. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2006 and 2005, as well as a discussion of our financial condition and liquidity as of December 31, 2006. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

OVERVIEW

Description of Business

We are one of the world’s major music-based content companies. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of these operations is presented below.

Our business is seasonal. Therefore, operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for fiscal year ended September 30, 2007.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company. In January 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels.

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the newly created ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a significant portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Restructuring

Due in part to the development of the new formats mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry. Accordingly, we have executed a number of cost-saving initiatives over the past few years in an attempt to realign our cost structure with the changing economics of the industry. These initiatives have included significant headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We completed substantially all of our restructuring efforts in fiscal 2005 and implemented approximately $250 million of annualized cost savings.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The following table summarizes our historical results of operations:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Revenues	$928	$1,044
Costs and expenses:
Cost of revenues (1)	(508)	(530)
Selling, general and administrative expenses (1)	(290)	(323)
Amortization of intangible assets	(50)	(47)

Total costs and expenses	(848)	(900)

Operating income	80	144
Interest expense, net	(47)	(45)

Income before income taxes	$33	$99
Income tax expense	(15)	(30)

Net loss	$18	$69

(1)	Includes depreciation expense of $10 million and $11 million for the three months ended December 31, 2006 and 2005, respectively.

Consolidated Historical Results

Revenues

Our revenues decreased $116 million, or 11%, to $928 million for the three months ended December 31, 2006 as compared to $1.044 billion for the three months ended December 31, 2005. Excluding a $34 million favorable impact of foreign currency exchange rates, total revenue declined by $150 million, or 14%, which was primarily due to a decrease in physical sales of $193 million. This decrease was due to fewer major artist releases during the three months ended December 31, 2006, as compared to the prior year, and was offset in part by increases in digital revenue of $31 million and licensing revenue of $17 million. Music Publishing revenues, excluding digital sales, declined slightly in the three months ended December 31, 2006, down approximately $6 million from the three months ended December 31, 2005.

Digital revenues increased $31 million to $100 million for the three months ended December 31, 2006 as compared to $69 million for the three months ended December 31, 2005. Digital revenues represent 11% and 7% of consolidated revenues for the three months ended December 31, 2006 and 2005, respectively. Total digital revenues were comprised of U.S. revenues of $65 million, or 65% of total digital revenues, and international revenues of $35 million, or 35% of total digital revenues.

International operations represented $522 million of consolidated revenues for the three months ended December 31, 2006 as compared to $585 million of consolidated revenues for the three months ended December 31, 2005, comprising 56% of total revenues for 2006 and 2005.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased $22 million, or 4%, to $508 million for the three months ended December 31, 2006 as compared to $530 million for the three months ended December 31, 2005. Expressed as a percentage of revenues, cost of revenues was 55% and 51% for the three months ended December 31, 2006 and 2005, respectively. Excluding a $19 million impact of foreign currency exchange rates, our cost of revenues decreased $41 million which was primarily driven by lower physical sales as compared to the prior year. As a percentage of revenues, royalty expenses grew approximately 2%, which was driven by a change in product mix, with an increase in sales of profit sharing products in the current quarter, which typically have a higher royalty rate. In addition, advance write-offs drove an additional 1% increase in costs of revenues as a percentage of revenue, due primarily to increased new artist spending in the current year, primarily in our Music Publishing business.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $33 million, or 10%, to $290 million for the three months ended December 31, 2006 as compared to $323 million for the three months ended December 31, 2005. Excluding an $8 million impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $41 million, or 12%, which was driven primarily by decreases in distribution expenses and marketing costs primarily related to the decrease in physical sales.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income for purposes of the discussion that follows:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$140	$202
Depreciation expense	(10)	(11)
Amortization expense	(50)	(47)

Operating income	80	144
Interest expense, net	(47)	(45)

Income before income taxes	$33	$99
Income tax expense	(15)	(30)

Net income	$18	$69

OIBDA

Our OIBDA decreased $62 million, or 31% to $140 million for the three months ended December 31, 2006 as compared to $202 million for the three months ended December 31, 2005, primarily driven by the decline in physical sales previously discussed.

Depreciation expense

Our depreciation expense decreased by $1 million to $10 million for the three months ended December 31, 2006 as compared to $11 million for the three months ended December 31, 2005. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $3 million, or 6%, to $50 million for the three months ended December 31, 2006 as compared to $47 million for the three months ended December 31, 2005. The increase relates to the recent acquisition of certain music catalog assets and music publishing copyrights.

Operating income

Our operating income decreased $64 million, or 44% to $80 million for the three months ended December 31, 2006 as compared to $144 million for the three months ended December 31, 2005, which mainly relates to the decline in physical sales previously discussed.

Interest expense, net

Our interest expense, net increased to $47 million for the three months ended December 31, 2006 compared to $45 million for the three months ended December 31, 2005. The increase in interest expense, net is a result of fluctuations in interest rates.

Income tax expense

We provided an income tax expense of $15 million for the three months ended December 31, 2006 compared to $30 million for the three months ended December 31, 2005. This was a result of the decline in pre-tax income, which was primarily a result of the decrease in operating income discussed previously.

Net income

Our net income decreased $51 million to $18 million for the three months ended December 31, 2006 as compared to $69 million for the three months ended December 31, 2005. The decrease was due primarily to the decline in physical sales previously discussed.

Business Segment Results

Revenue, OIBDA and operating income by business segment are as follows:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$800	$920
OIBDA	$141	$206
Operating income	$99	$166

Music Publishing
Revenue	$133	$131
OIBDA	$19	$21
Operating income	$3	$6

Corporate and Revenue Eliminations
Revenue	$(5)	$(7)
OIBDA	$(20)	$(25)
Operating loss	$(22)	$(28)

Total
Revenue	$928	$1,044
OIBDA	$140	$202
Operating income	$80	$144

Recorded Music

Recorded Music revenues decreased by $120 million, or 13%, to $800 million for the three months ended December 31, 2006 from $920 million for the three months ended December 31, 2005. Excluding a $27 million favorable impact of foreign currency exchange rates, revenues decreased by $147 million, or 16%, primarily due to a $193 million decrease in physical sales, offset in part by an increase in digital sales of $29 million and an increase in licensing revenues of $17 million. Physical sales declined as the current quarter reflected fewer major artist releases and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region. Digital sales were comprised of an increase in U.S. digital sales of $15 million and an increase in international digital sales of $14 million, which reflect our efforts to develop new digital products and distribution methods. Digital sales comprised approximately 12% of Recorded Music revenues for the three months ended December 31, 2006, up from 7% of Recorded Music revenues for the three months ended December 31, 2005. The increase in licensing revenues reflects the signing of several significant licensing deals in the current quarter.

Recorded Music revenues represented 86% and 88% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended December 31, 2006 and 2005, respectively. U.S. Recorded Music revenues were $362 million and $407 million, or 45% and 44% of consolidated Recorded Music revenues for the three months ended December 31, 2006 and 2005, respectively. International Recorded Music revenues were $438 million and $513 million, or 55% and 56% of consolidated Recorded Music revenues for the three months ended December 31, 2006 and 2005, respectively.

Recorded Music OIBDA decreased by $65 million, or 32% to $141 million for the three months ended December 31, 2006 compared to $206 million for the three months ended December 31, 2005. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 18% and 22% for the three months ended December 31, 2006 and 2005, respectively. Excluding a $5 million impact of foreign currency exchange rates, OIBDA decreased by $70 million, which was primarily caused by the significant decline in physical sales previously described, offset in part by better margins on certain of the licensing arrangements that impacted the current quarter revenue.

Recorded Music operating income was $99 million for the three months ended December 31, 2006 as compared to $166 million for the three months ended December 31, 2005. Recorded Music operating income included the following components:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$141	$206
Depreciation and amortization	(42)	(40)

Operating income	$99	$166

The $67 million decrease in Recorded Music operating income related to the $65 million decrease in Recorded Music OIBDA more fully discussed above, and an increase in Recorded Music depreciation and amortization of $2 million.

Music Publishing

Music Publishing revenues increased $2 million, or 2%, to $133 million for the three months ended December 31, 2006 as compared to $131 million for the three months ended December 31, 2005. Excluding a $6 million favorable impact of foreign currency exchange rates, Music Publishing revenues decreased by $4 million, or 3%, which was primarily a result of small decreases in mechanical and synchronization revenues. Performance revenues were flat and digital revenues increased by $2 million for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.

Music Publishing OIBDA declined $2 million to $19 million for the three months ended December 31, 2006 as compared to $21 million for the three months ended December 31, 2005. Excluding a $1 million impact of foreign currency exchange rates, OIBDA decreased $3 million, which was primarily as a result of the $4 million decrease in revenue more fully discussed above, which was offset in part by a slight decrease in cost of revenues. The decrease in cost of revenues related primarily to a change in product mix which resulted in lower royalty expense, offset in part by advance write-offs related to additional new artist spending in the current quarter.

Music Publishing operating income was $3 million for the three months ended December 31, 2006 as compared to $6 million for the three months ended December 31, 2005. Music Publishing operating income includes the following components:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$19	$21
Depreciation and amortization	(16)	(15)

Operating income	$3	$6

The $3 million decline in Music Publishing operating income related to the $2 million decrease in Music Publishing OIBDA described above and the $1 million increase depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased $5 million, or 20% to $20 million for the three months ended December 31, 2006 as compared to $25 million for the three months ended December 31, 2005. The decrease primarily relates to decreases in professional fees.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2006, we had $2.266 billion of debt, $327 million of cash and equivalents, $10 million of short-term investments (net debt of $1.929 billion, defined as total debt less cash and equivalents and short-term investments) and $55 million of shareholders’ equity. This compares to $2.256 billion of debt, $367 million of cash and equivalents, $18 million of short-term investments (net debt of $1.871 billion) and $58 million of shareholders’ equity at September 30, 2006. Net debt increased by $58 million as a result of (i) a $40 million decrease in cash and equivalents, (ii) a $8 million decrease in short-term investments, (iii) a $9 million impact of foreign exchange rates on our Acquisition Corp. Sterling-denominated Notes and (iv) $5 million of accretion on our Holdings Discount Notes, offset by a $4 million decrease in debt as a result of quarterly repayments of our term loans under the senior secured credit facility.

Short-term investments include high-quality, investment grade securities such as taxable auction rate securities as well as commercial paper and corporate bonds with maturities greater than 90 days but less than one year. We have expanded our investment portfolio in order to increase yield while maintaining safety of principal consistent with an investment policy approved by our Board of Directors.

The $3 million decrease in shareholders’ equity during the three months ended December 31, 2006 consisted of $18 million of net income for the three months ended December 31, 2006, $3 million of stock compensation and $2 million of stock option exercises, offset primarily by deferred losses on derivative financial instruments of $1 million, foreign currency exchange movements of $6 million and by our $19 million dividend declared on December 29, 2006.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2006 and 2005 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$37	$29
Investing activities	(58)	(16)
Financing activities	(21)	(22)

Operating Activities

Cash provided by operations was $37 million for the three months ended December 31, 2006 compared to $29 million for the three months ended December 31, 2005. The $8 million increase primarily reflects the variable timing of our working capital requirements in association with variances in the business.

Investing Activities

Cash used in investing activities was $58 million for the three months ended December 31, 2006 compared to $16 million for the three months ended December 31, 2005. The $58 million of cash used in investing activities in the three months ended December 31, 2006 related primarily to a loan related to the acquisition of Roadrunner for $52 million, which was repaid in connection with the closing of the acquisition, which occurred in the second quarter of fiscal 2007. In addition, cash used in investing activities reflected the acquisition of a video production company in the U.K. and $5 million of capital expenditures, offset in part by cash received from the sale of several buildings. The $16 million of cash used in investing activities in the three months ended December 31, 2005 primarily reflects $5 million of capital expenditures and the acquisition of small independent record label in Australia.

Financing Activities

Cash used in financing activities for the three months ended December 31, 2006 primarily consisted of our quarterly repayment of debt and the payment of a quarterly dividend, offset in part by the receipt of cash for the exercise of stock options. Cash used in financing for the three months ended December 31, 2005 primarily consisted of our quarterly repayment of debt and the payment of a quarterly dividend.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the undrawn $250 million (less $4 million of outstanding letters of credit as of December 31, 2006) revolving credit portion of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, and regular quarterly dividends. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of December 31, 2006, our long-term debt consisted of $1.409 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $661 million of Acquisition Corp. Senior Subordinated Notes and $196 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of December 31, 2006.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.409 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2006, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.00% and 2.00%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be

0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of February 6, 2007, our term loan facility was rated BB- by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of December 31, 2006, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, both tested quarterly, and a maximum annual capital expenditures limitation. The occurrence of an event of default under the senior secured credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flows. As of December 31, 2006, we were in compliance with all covenants under the credit facility.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and our other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment, including payments to Holdings, prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and any indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

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

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements and payment of regular dividends on our common stock. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy, and the continued decline of the industry-wide CD sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 21 to our audited consolidated financial statements for the twelve months ended September 30, 2006, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2006, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2006.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar and Australian dollar. During the three months ended December 31, 2006, the Company entered into additional foreign exchange hedge contracts and, as of December 31, 2006, the Company has outstanding hedge contracts for the sale of $442 million and the purchase of $188 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to December 31, 2006.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of December 31, 2006, these Sterling-denominated notes had a carrying value of approximately $196 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of December 31, 2006. We did not enter into any additional hedges related to this debt subsequent to December 31, 2006.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. The total notional amount of debt hedged as of December 31, 2006 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to December 31, 2006.

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

Introduction

The SEC’s rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by public companies in the reports that they file or submit under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The SEC’s rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls provided reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting or other factors during the period ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 83 in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006. Ernst & Young LLP’s Report of Independent Registered Public Accounting Firm on internal control over financial reporting is located on page 85 in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

Radio Promotion Activities

Two independent labels have filed antitrust suits against the Company alleging that its radio promotion activities are anticompetitive. Radikal Records, Inc. v. Warner Music Group, et al. was filed on March 21, 2006 in U.S. District Court in the Central District of California, Western Division. TSR Records, Inc. v. Warner Music Group, et al. was filed on March 28, 2006 in U.S. District Court in the Central District of California, Western Division. The Company filed a Notice of Related Case and was successful in having both of these cases consolidated. On May 16, 2006, the Company filed a Motion to Dismiss in both cases. On October 11, 2006, the court denied the Company’s Motion to Dismiss as to the antitrust claims but granted the motion, with leave to amend, as to the state tort claim for interference with prospective economic advantage. On October 24, 2006, Plaintiffs filed amended complaints, attempting to cure the defects in their tort claim. The Company again moved to dismiss the state court claims and on January 31, 2007, the court granted the Company’s motion, but allowed plaintiffs to replead. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits.

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in the form of a subpoena duces tecum and subpoena ad testificandum in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act (15 U.S.C. Section 1). The Company has provided documents in response to these requests and intends to continue to fully cooperate with the Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, a total of thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The lawsuits are all based on the same general subject matter as the Attorney General’s request for information alleging conspiracy among record companies to fix prices for downloads and, according to some of the complaints, protect allegedly inflated prices for compact discs. The complaints seek unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The industry began experiencing negative growth rates in 1999, on a global basis. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. According to RIAA, from 1999 to 2004, annual dollar sales of physical music product in the U.S. are estimated to have declined at a CAGR of 4%, although there was a 2.5% year-over-year increase recorded in 2004. In 2005, the physical business experienced an 8% year-over-year decline. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and DVD-Audio physical formats and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. As reported by IFPI, sales of music via the Internet and mobile phones generated sales of $1.1 billion for record companies in 2005, up from $380 million in the prior year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior years. For 2006, according to SoundScan, total album sales were down 5% compared with the same period last year. However, when including Track Equivalent Albums, total album sales were down 1.2% for 2006. Track Equivalent Albums convert digital track sales to album sales using the RIAA standard ten tracks per album. This comparison with prior years also does not reflect the impact of sales on mobile devices or online subscription sales. However, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin formats such as DVD-Audio and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence wholesale prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales grew from 28% to 32%. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have recently filed for bankruptcy protection. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal” and “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

Our business is seasonal. For the fiscal year ended September 30, 2006, we derived approximately 85% of our revenues from our Recorded Music business. In the recorded music business, purchases are heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of recorded music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our first fiscal quarter) material to our full-year performance. We realized 28%, 32% and 32% of recorded music calendar year net sales during the last three months of calendar 2006, 2005 and 2004, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our recorded music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient recorded music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and other obligations. As digital revenue increases as a percentage of our total revenue, this may affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2006, approximately 52% of our revenues related to operations in foreign territories. For the three months ended December 31, 2006, approximately 56% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2006, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. Legislation was recently reintroduced in New York in January 2007 to create a statute similar to Section 2855 potentially affecting the duration of artist contracts. There is no assurance that California or any other state will not reintroduce or introduce similar legislation in the future. The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

The U.S. Copyright Act provides authors (or their heirs) a right to terminate licenses or assignments of rights in their copyrighted works. This right does not apply to works that are “works made for hire”. Since the effective date of U.S. copyright liability for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under an employment-for-hire relationship. A termination right exists under the U.S. Copyright Act for musical compositions that are not “works made for hire”. If any of our commercially available recordings were determined not to be “works made for hire”, then the recording artists (or their heirs) could have the right to terminate the rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting either at the end of 56 years from the date of copyright or on January 1, 1978, whichever is later). A termination of rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) can terminate our rights in musical compositions. However, we believe the effect of those terminations is already reflected in the financial results of our Music Publishing business.

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

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could itself have an adverse impact on our revenues. In addition, our agreements with Cinram begin to expire in 2007. If we are unable to negotiate favorable renewals of these agreements we would have to switch suppliers causing disruption in our Recorded Music business. Further, pricing negotiated with Cinram in future agreements may be less favorable than the existing agreements.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal.

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG. As a result, the recorded music industry now consists of four major players (Universal, Sony BMG, EMI and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one appreciably larger major, Universal, with approximately 25% of the global recorded music revenues and four other majors relatively equal in size ranging between 11% and 14% of recorded music revenues. Now there are two appreciably larger majors, Universal and Sony BMG, and two significantly smaller majors, EMI and us. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann are now re-applying to the European Commission to seek clearance for the formation of Sony BMG and the European Commission will have to re-examine the combination. As a result of this re-examination, the European Commission could clear the transaction without conditions, clear the transaction with conditions or block the transaction forcing Sony BMG to unwind. In the interim, Sony BMG has appealed the ruling to the European Court of Justice. We cannot predict what actions will be taken by the European Commission, Sony or Bertelsmann as a result of the ruling or the outcome or timing of the European Commission’s re-examination of Sony BMG or the appeal of the ruling, or what impact the final decision regarding the formation of SonyBMG might have on us. Further, in September 2006, it was announced that Universal had agreed to acquire the BMG Music Publishing Group from Bertelsmann. The acquisition has been approved by U.S. merger authorities but still requires the approval of E.U. merger authorities and, if approved, would result in the formation of the largest music publishing company with a share of global revenues potentially in excess of 25%, making Universal both the largest recorded music company and music publishing company. We cannot predict what impact the acquisition of BMG Music Publishing by Universal might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2006, our total consolidated indebtedness was $2.266 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of letters of credit).

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

Our senior secured credit facility and the indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on or make distributions in respect of our common stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens on certain indebtedness without securing the notes;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate our subsidiaries as unrestricted subsidiaries.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2006 we had approximately 149.6 million shares of common stock outstanding. Approximately 107.5 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management, will be able to participate in such registration. In addition we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8.

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

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or potential conditions, could reduce the market price of our common stock in spite of our operating performance. In addition, our operating results could be below the expectations of securities analysts and investors, and in response, the market price of our common stock could decrease significantly. As a result, the market price of our common stock could decline below price at which you purchase it. You may be unable to resell your shares of our common stock at or above such price. Among other factors that could affect our stock price are:

•	actual or anticipated variations in operating results;

•	changes in financial estimates or investment recommendations by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting the music industry;

•	changes in the retailing environment;

•	changes in the market valuations of other music industry peers; and

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives.

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

ITEM 5. OTHER INFORMATION

On February 7, 2007, Warner Music Inc. (“WMI”) entered into an employment agreement amendment, effective as of January 1, 2007, with Alex Zubillaga, under which Mr. Zubillaga will continue to serve as Executive Vice President, Digital Strategy and Business Development for WMG. The employment agreement amendment provides for a three-year term beginning on January 1, 2007. Under the terms of the employment agreement amendment, Mr. Zubillaga will be paid an annual salary equal to $750,000. Mr. Zubillaga is also eligible to receive an annual cash bonus, with a target of $900,000, effective with respect to his fiscal 2007 bonus and thereafter. In the event that WMI terminates his employment agreement for any reason other than cause or if Mr. Zubillaga terminates his employment for good reason, as defined in the agreement, Mr. Zubillaga will be entitled to severance benefits equal to one year of salary and bonus target plus a pro rata portion of his target bonus with respect to the year in which such termination occurs. The employment agreement, as amended, also contains standard covenants relating to confidentiality and assignment of intellectual property rights.

Mr. Zubillaga will also enter into a new restricted stock award agreement with us, with an expected grant date of February 15, 2007, pursuant to which he will be granted 179,250 shares of our common stock. The shares covered by the agreement generally vest in four equal installments on the day prior to each of the first through fourth anniversaries of the effective date of the restricted stock award agreement, subject to the employee’s continued employment.

Mr. Zubillaga will also enter into a new stock option agreement with us, with an expected grant date of February 15, 2007, pursuant to which he will be granted an option to purchase 250,000 shares of our common stock at a price per share equal to the average of the high and low sales prices on the day prior to the grant date, subject to adjustments. The option to be granted to Mr. Zubillaga generally has a 10-year term. The shares covered by the option generally vest and become exercisable in four equal installments on the day prior to each of first through fourth anniversaries of the effective date of stock option agreement, subject to the employee’s continued employment.

Forms of our restricted stock award agreement and stock option agreement have previously been filed with the SEC. The above equity grants will be made pursuant to our 2005 Omnibus Award Plan.

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (1)

10.1	Employment Agreement Amendment dated February 7, 2007, between Warner Music Inc. and Alex Zubillaga*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Form 10-Q for the period ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 8, 2007

WARNER MUSIC GROUP CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name: Title:	Edgar Bronfman, Jr. Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ MICHAEL D. FLEISHER
Name: Title:	Michael D. Fleisher Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)