Form 10-Q
period 2007-03-31
Warner Music Group Corp.
filed 2007-05-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 4, 2007, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 149,505,665,711.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	March 31, 2007	September 30, 2006
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$362	$367
Short-term investments	—	18
Accounts receivable, less allowances of $198 and $207 million, respectively	513	585
Inventories	70	59
Royalty advances expected to be recouped within one year	194	191
Deferred tax assets	61	45
Other current assets	37	35

Total current assets	1,237	1,300
Royalty advances expected to be recouped after one year	238	207
Investments	26	25
Property, plant and equipment, net	135	146
Goodwill	984	929
Intangible assets subject to amortization, net	1,679	1,711
Intangible assets not subject to amortization	100	100
Other assets	93	102

Total assets	$4,492	$4,520

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$200	$209
Accrued royalties	1,178	1,142
Taxes and other withholdings	32	32
Current portion of long-term debt	17	17
Dividends payable	22	22
Other current liabilities	333	377

Total current liabilities	1,782	1,799
Long-term debt	2,249	2,239
Dividends payable	1	3
Deferred tax liabilities, net	205	197
Other noncurrent liabilities	251	224

Total liabilities	4,488	4,462

Commitments and Contingencies (See Note 12)
Shareholders’ equity:
Common stock ($0.001 par value; 500,000,000 shares authorized; 149,565,413 and 149,156,028 shares issued and outstanding, respectively)	—	—
Additional paid-in capital	574	567
Accumulated deficit	(564)	(516)
Accumulated other comprehensive income, net	(6)	7

Total shareholders’ equity	4	58

Total liabilities and shareholders’ equity	$4,492	$4,520

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in millions, except per share amounts)

Revenues (b)	$784	$796
Costs and expenses:
Cost of revenues (a) (b)	(427)	(409)
Selling, general and administrative expenses (a) (b)	(275)	(294)
Restructuring costs	(12)	—
Amortization of intangible assets	(51)	(48)

Total costs and expenses	(765)	(751)

Operating income	19	45
Interest expense, net	(45)	(45)
Equity in the gains of equity-method investees, net	—	1
Other income, net	—	2

(Loss) income before income taxes	(26)	3
Income tax expense	(1)	(10)

Net loss	$(27)	$(7)

Net loss per common share:
Basic	$(0.19)	$(0.05)

Diluted	$(0.19)	$(0.05)

Weighted average common shares:
Basic	145.9	141.9

Diluted	145.9	141.9

(a) Includes depreciation expense of	$(10)	$(11)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$2	$4
Selling, general and administrative expenses	$—	$(3)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

Six Months Ended March 31, 2007 and 2006

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions, except per share amounts)

Revenues (b)	$1,712	$1,840
Costs and expenses:
Cost of revenues (a) (b)	(935)	(939)
Selling, general and administrative expenses (a) (b)	(565)	(617)
Restructuring costs	(12)	—
Amortization of intangible assets	(101)	(95)

Total costs and expenses	(1,613)	(1,651)

Operating income	99	189
Interest expense, net	(92)	(90)
Equity in the gains of equity-method investees, net	—	1
Other income, net	—	2

Income before income taxes	7	102
Income tax expense	(16)	(40)

Net (loss) income	$(9)	$62

Net (loss) income per common share:
Basic	$(0.06)	$0.44

Diluted	$(0.06)	$0.41

Weighted average common shares:
Basic	145.4	141.7

Diluted	145.4	150.6

(a) Includes depreciation expense of	$(20)	$(22)

(b) Includes the following expenses resulting from transactions with related companies:
Revenues	$3	$4
Cost of revenues	$(1)	$—
Selling, general and administrative expenses	$(4)	$(8)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

Six Months Ended March 31, 2007 and 2006

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
Cash flows from operating activities
Net (loss) income	$(9)	$62
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	121	117
Deferred taxes	(22)	(2)
Non-cash interest expense	31	26
Non-cash, stock-based compensation expense	5	8
Equity in the gains of equity-method investees, including distributions	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	118	108
Inventories	(7)	8
Royalty advances	(28)	(29)
Accounts payable and accrued liabilities	(102)	(70)
Other balance sheet changes	—	(22)

Net cash provided by operating activities	107	205

Cash flows from investing activities
Loan to third parties	(24)	—
Sales (purchases) in short-term investments	18	(61)
Investments and acquisitions	(57)	(18)
Proceeds from the sale of buildings	7	—
Capital expenditures	(13)	(12)

Net cash used in investing activities	(69)	(91)

Cash flows from financing activities
Quarterly debt repayments	(8)	(8)
Proceeds from the exercise of stock options	2	—
Dividends paid	(40)	(37)

Net cash used in financing activities	(46)	(45)
Effect of foreign currency exchange rate changes on cash	3	2

Net (decrease) increase in cash and equivalents	(5)	71
Cash and equivalents at beginning of period	367	288

Cash and equivalents at end of period	$362	$359

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Equity (Unaudited)

Six Months Ended March 31, 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2006	149,156,028	—	$567	$(516)	$7	$58
Comprehensive loss:
Net loss	—	—	—	(9)	—	(9)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Deferred losses on derivative financial instruments	—	—	—	—	(7)	(7)

Total comprehensive loss	—	—	—	(9)	(13)	(22)
Dividends	—	—	—	(38)	—	(38)
Issuance of stock options and restricted shares of common stock	409,385	—	5	—	—	5
Exercises of stock options	—	—	2	—	—	2
Other	—	—	—	(1)	—	(1)

Balance at March 31, 2007	149,565,413	—	$574	$(564)	$(6)	$4

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The original Investor Group included Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital and its affiliates (“Bain”), Providence Equity Partners, Inc. and its affiliates (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. On May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. Music Capital’s partnership agreement requires that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. At such time, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

The Company’s business is seasonal. Therefore, operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2007.

The Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of these operations is presented below.

Recorded Music Operations

The Company’s Recorded Music business consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, the Company established the Independent Label Group (“ILG”) to discover artists earlier in their careers and at lower cost by leveraging the Company’s independent distribution network.

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. The Company’s Recorded Music operations also include Rhino Entertainment (“Rhino”), a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko Corporation (“Ryko”), a leading independent, integrated music and entertainment company. See Note 5.

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

Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

Music Publishing Operations

Where Recorded Music is focused on exploiting a particular recording of a song, Music Publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rights holders, the Company’s Music Publishing business garners a share of the revenues generated from use of the song.

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

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts, as well as adjustments to correctly state pension obligations. The following summary sets forth the components of comprehensive (loss) income, net of related taxes, for the three and six months ended March 31, 2007 and 2006 (in millions):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Net (loss) income	$(27)	$(7)	$(9)	$62
Foreign currency translation losses (a)	—	—	(6)	(2)
Derivative financial instruments (losses) gains	(6)	2	(7)	9

Comprehensive (loss) income	$(33)	$(5)	$(22)	$69

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

4. Net (Loss) Income Per Common Share

The Company computes net (loss) income per common share in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net (loss) income per common share is computed by dividing the net (loss) income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Basic and diluted net (loss) income per common share:
Numerator:
Net (loss) income for basic calculation	$(27)	$(7)	$(9)	$62

Net (loss) income for diluted calculation	$(27)	$(7)	$(9)	$62

Denominator:
Weighted average common shares outstanding for basic calculation (a)	145.9	141.9	145.4	141.7

Weighted average common outstanding shares for diluted calculation	145.9	141.9	145.4	150.6

Net (loss) income per common share—basic	$(0.19)	$(0.05)	$(0.06)	$0.44

Net (loss) income per common share—diluted	$(0.19)	$(0.05)	$(0.06)	$0.41

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net (loss) income per common share for each of the periods includes the effects of the assumed exercise of any outstanding stock options or warrants and the assumed vesting of shares of restricted stock where dilutive. The assumed exercise of outstanding stock options and warrants and the assumed vesting of restricted stock represent the following dilutive effect (in millions of shares):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Stock options	2	3	2	3
Restricted stock	3	6	4	6

	5	9	6	9

5. Significant Acquisitions and Dispositions

Acquisition of Roadrunner Music Group

On January 29, 2007, the Company acquired 73.5% of Roadrunner, which includes Roadrunner Records, a leading hard rock and heavy metal label. The transaction was accounted for under the purchase method of accounting, and the results of operations of Roadrunner have been included in the Company’s results of operations from the date of acquisition. The purchase price has been preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog, artist contracts and goodwill. The accompanying consolidated financial statements include the following allocation of the approximately $83 million purchase price, consisting of a cash payment of $59 million and estimated future payment obligations of $24 million: recorded music catalog, $15 million; artists’ contracts, $26 million; goodwill, $27 million; tangible assets, $47 million; and tangible liabilities, $32 million.

In connection with the signing of the initial agreement in December 2006, the Company had loaned Roadrunner approximately $52 million in the form of a promissory note. The note was repaid in connection with the close of the acquisition on January 29, 2007. In addition, in connection with the closing, the Company loaned the minority owner approximately $14.3 million in the form of a promissory note, which bears an annual simple rate of interest of 4.73% and matures in six years and can be utilized to satisfy the future payment obligations.

Acquisition of Ryko Corporation

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company, for approximately $67.5 million in cash. Ryko consists of a recorded music label, Rykodisc, which focuses on a range of contemporary music and comedy releases and numerous film and television soundtracks and Ryko Distribution, which distributes music and DVD releases from Rykodisc as well as from independent third-party record and video labels. Additionally, Ryko owns a catalog of more than 1,000 titles of rock, folk, jazz, world, blues and alternative albums including Restless Records’ catalog of punk, new wave and soundtrack recordings. The catalog and roster includes artists such as Frank Zappa, Joe Jackson, Soul Asylum, The Flaming Lips and They Might Be Giants. The transaction was accounted for under the purchase method of accounting, and the results of operations of Ryko are included in the Company’s results of operations from the acquisition date of Ryko. The purchase price was allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog and goodwill. The accompanying consolidated financial statements include the following allocation of the approximately $67.5 million purchase price: recorded music catalog, $28 million; artists’ contracts, $1 million; tangible liabilities, $13 million; and goodwill, $52 million.

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

6. Inventories

Inventories consist of the following (in millions):

	March 31, 2007	September 30, 2006
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$117	$100
Published sheet music and song books	2	2

	119	102
Less reserve for obsolescence	(49)	(43)

	$70	$59

7. Intangible Assets

Intangible assets consist of the following (in millions):

	September 30, 2006	Acquisitions	Other (a)	March 31, 2007
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog (b)	$1,288	$15	$4	$1,307
Music publishing copyrights	852	4	16	872
Artist contracts (b)	39	27	—	66
Trademarks	10	—	—	10
Other intangible assets	4	2	—	6

	2,193	48	20	2,261
Accumulated amortization	(482)			(582)

Total net intangible assets subject to amortization	1,711			1,679
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,811			$1,779

(a)	Other represents foreign currency translation adjustments.
(b)	The acquisitions primarily relate to $26 million of artist contracts and $15 million of recorded music catalog acquired in connection with the acquisition of Roadrunner.

8. Restructuring Costs

Realignment Plan for Fiscal Year 2007

The Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan is also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The Company intends to enhance its effectiveness, flexibility, structure, and performance by reducing and realigning long-term costs. This will primarily consist of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also intends to continue to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan will also result in the outsourcing of some back-office functions as a cost-savings measure. In connection with these reductions, the Company expects to incur a charge ranging from $55 million to $65 million for severance and related benefits. In addition, the Company expects to incur implementation charges ranging from $10 million to $15 million related to consulting fees, costs of temporary workers and stay bonuses. All of these restructuring and implementation costs will be paid in cash. To implement such changes, the Company expects to reduce headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new hirings and ongoing investment focused on new business initiatives such as digital distribution and video.

We anticipate that the changes described above will be implemented by the end of the fiscal year 2007. The Company also expects to incur substantially all of the costs associated with the realignment plan by the end of the current fiscal year. Approximately $12 million of restructuring costs were incurred in the Company’s fiscal second quarter of 2007, consisting primarily of the elimination of duplicative positions and redirecting of resources to growth areas of the Company’s businesses in Europe.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2006	$ —	$ —	$ —
Additions in 2007	12	—	12
Cash paid during the six months ended March 31, 2007	(2)	—	(2)

Liability as of March 31, 2007	$10	$—	$10

Acquisition-Related Restructuring Costs

As of March 31, 2007, the Company had approximately $26 million of liabilities for acquisition-related restructuring costs that were recognized as part of the cost of the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining employee termination costs by the end of fiscal year 2007.

	Employee Terminations	Other Exit Costs	Total
	(in millions)
Liability as of September 30, 2006	$4	$28	$32
Cash paid during the six months ended March 31, 2007	(1)	(4)	(5)
Non-cash reductions during the six months ended March 31, 2007 (a)	—	(1)	(1)

Liability as of March 31, 2007	$3	$23	$26

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter and co-publisher contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	March 31, 2007	September 30, 2006
	(unaudited)	(audited)
Senior secured credit facility:
Revolving credit facility	$—	$—
Term loan	1,405	1,413

	1,405	1,413
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	196	187
9.5% Senior Discount Notes due 2014—Holdings	200	191

Total debt	2,266	2,256
Less current portion	(17)	(17)

Total long-term debt	$2,249	$2,239

Restricted Net Assets

The Company is a holding company that conducts substantially all its business operations through the Company’s subsidiary, Acquisition Corp. and its subsidiaries. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the 7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014 and 8.125% Sterling-denominated Senior Subordinated Notes due 2014 (collectively, the “Acquisition Corp. Senior Subordinated Notes”) and the indenture for the 9.5% Senior Discount Notes due 2014 issued by Holdings (“Holdings Discount Notes”).

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and six months ended March 31, 2007 and 2006 by segment and on a consolidated basis (in millions):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Recorded Music	$2	$1	$4	$4
Music Publishing	(1)	—	(1)	1
Corporate expenses	1	1	2	3

Total	$2	$2	$5	$8

During the three and six months ended March 31, 2007, employees of the Company exercised 13,790 and 434,759 stock options, respectively. The Company received cash payments in respect of those exercises in the amount of approximately $0.1 million and $2 million, respectively.

11. Shareholders’ Equity

Return of Capital and Dividends Paid

On March 8, 2007, the Company declared a dividend on its outstanding stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on April 27, 2007 to the Company’s shareholders, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

On December 29, 2006, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid to the Company’s shareholders on February 16, 2007, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

On August 31, 2006, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid to the Company’s shareholders on October 20, 2006, except for the portion of the dividends with respect to unvested restricted stock, which will be paid at such time as such shares become vested.

During the six months ended March 31, 2007, 1,817,902 shares of restricted stock purchased by or awarded to certain employees vested.

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

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern

District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). The Company believes that similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targets Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleges that these restrictions arise, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions may lead to a distortion of competition, infringing Article 81 of the EC Treaty. In particular, the EC asserts that (i) consumers resident in a particular EEA country in which iTunes does not operate a dedicated online store are prevented from acquiring downloaded music from iTunes and (ii) consumers resident in a particular EEA country may be required to pay a higher price for the same download than consumers resident in another EEA country or may not have access to the same downloads as are available to consumers resident in another EEA country. The EC, if it finds an infringement, may require that the alleged restriction be eliminated and also has the authority to impose fines on the parties to any infringement. The Company intends to cooperate with the EC but believes that its practices have not infringed Article 81 of the EC Treaty.

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

13. Derivative Financial Instruments

During the six months ended March 31, 2007, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments for the first quarter of fiscal year 2008. As of March 31, 2007, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred gains in comprehensive income of $1 million. Additionally, as of March 31, 2007, the Company had $1 million of deferred net losses in comprehensive income related to foreign currency hedging.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
Revenues
Recorded music	$648	$676	$1,448	$1,596
Music publishing	143	129	276	260
Corporate expenses and eliminations	(7)	(9)	(12)	(16)

Total revenues	$784	$796	$1,712	$1,840

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
OIBDA
Recorded music	$55	$81	$196	$287
Music publishing	53	47	72	68
Corporate expenses and eliminations	(28)	(24)	(48)	(49)

Total OIBDA	$80	$104	$220	$306

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
Depreciation of Property, Plant and Equipment
Recorded music	$6	$7	$12	$14
Music publishing	1	1	2	2
Corporate expenses and eliminations	3	3	6	6

Total depreciation	$10	$11	$20	$22

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
Amortization of Intangibles Assets
Recorded music	$36	$34	$72	$67
Music publishing	14	14	29	28
Corporate expenses and eliminations	1	—	—	—

Total amortization	$51	$48	$101	$95

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
Operating Income
Recorded music	$13	$40	$112	$206
Music publishing	38	32	41	38
Corporate expenses and eliminations	(32)	(27)	(54)	(55)

Total operating income	$19	$45	$99	$189

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(in millions)
Reconciliation of OIBDA to Operating Income
OIBDA	$80	$104	$220	$306
Depreciation expense	(10)	(11)	(20)	(22)
Amortization expense	(51)	(48)	(101)	(95)

Operating income	$19	$45	$99	$189

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $73 million and $71 million during the six months ended March 31, 2007 and 2006, respectively. The Company paid approximately $37 million and $26 million of income and withholding taxes in the six months ended March 31, 2007 and 2006, respectively. The Company received $6 million and $4 million of income tax refunds in the six months ended March 31, 2007 and 2006, respectively.

16. Subsequent Events

Napster Settlement

On April 24, 2007, the Company and Bertelsmann AG (“Bertelsmann”) jointly announced a settlement of contingent claims held by the Company relating to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by the Company’s recorded music and music publishing businesses. As part of the settlement, the Company has received $110 million which the Company will be sharing with its artists and songwriters. Bertelsmann admits no liability in making this settlement.

Warner Music Group Corp.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp.

Holdings has issued and outstanding the Holdings Discount Notes. The Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following consolidating financial statements are presented for the information of the holders of the Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Discount Notes, (ii) Holdings, which is the issuer of the Holdings Discount Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

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

Warner Music Group Corp.

Supplementary Information

Consolidating Balance Sheet (unaudited)

March 31, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$101	$—	$261	$—	$362
Short-term investments	—	—	—	—	—
Due (to) from affiliates	(3)	—	3	—	—
Accounts receivable, net	—	—	513	—	513
Inventories	—	—	70	—	70
Royalty advances expected to be recouped within one year	—	—	194	—	194
Deferred tax assets	—	—	61	—	61
Other current assets		—	37	—	37

Total current assets	98	—	1,139	—	1,237
Royalty advances expected to be recouped after one year	—	—	238	—	238
Investments in and advances (from) to consolidated subsidiaries	(70)	126	—	(56)	—
Investments	—	—	26	—	26
Property, plant and equipment, net	—	—	135	—	135
Goodwill	—	—	984	—	984
Intangible assets subject to amortization, net	—	—	1,679	—	1,679
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	89	—	93

Total assets	$28	$130	$4,390	$(56)	$4,492

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$—	$—	$200	$—	$200
Accrued royalties	—	—	1,178	—	1,178
Taxes and other withholdings	2	—	30	—	32
Current portion of long-term debt	—	—	17	—	17
Dividends payable	22	—	—	—	22
Other current liabilities	(1)	—	334	—	333

Total current liabilities	23	—	1,759	—	1,782
Long-term debt	—	200	2,049	—	2,249
Deferred tax liabilities, net	—	—	205	—	205
Dividends payable	1	—	—	—	1
Other noncurrent liabilities	—	—	251	—	251

Total liabilities	24	200	4,264	—	4,488

Shareholders’ equity	4	(70)	126	(56)	4

Total liabilities and shareholders’ equity	$28	$130	$4,390	$(56)	$4,492

Warner Music Group Corp.

Supplementary Information

Consolidating Balance Sheet (audited)

September 30, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$41	$—	$326	$—	$367
Short-term investments	18	—	—	—	18
Due (to) from affiliates	(4)	—	4	—	—
Accounts receivable, net	—	—	585	—	585
Inventories	—	—	59	—	59
Royalty advances expected to be recouped within one year	—	—	191	—	191
Deferred tax assets	—	—	45	—	45
Other current assets		—	35	—	35

Total current assets	55	—	1,245	—	1,300
Royalty advances expected to be recouped after one year	—	—	207	—	207
Investments in and advances to (from) consolidated subsidiaries	28	215	—	(243)	—
Investments	—	—	25	—	25
Property, plant and equipment, net	—	—	146	—	146
Goodwill	—	—	929	—	929
Intangible assets subject to amortization, net	—	—	1,711	—	1,711
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	98	—	102

Total assets	$83	$219	$4,461	$(243)	$4,520

Liabilities and shareholders’ equity:
Current liabilities:
Accounts payable	$—	$—	$209	$—	$209
Accrued royalties	—	—	1,142	—	1,142
Taxes and other withholdings	—	—	32	—	32
Current portion of long-term debt	—	—	17	—	17
Dividends payable	22	—	—	—	22
Other current liabilities	—	—	377	—	377

Total current liabilities	22	—	1,777	—	1,799
Long-term debt	—	191	2,048	—	2,239
Deferred tax liabilities, net	—	—	197	—	197
Dividends payable	3	—	—	—	3
Other noncurrent liabilities	—	—	224	—	224

Total liabilities	25	191	4,246	—	4,462

Shareholders’ equity	58	28	215	(243)	58

Total liabilities and shareholders’ equity	$83	$219	$4,461	$(243)	$4,520

Warner Music Group Corp.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Three Months Ended March 31, 2007 and 2006

	Three months ended March 31, 2007
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$784	$—	$784
Costs and expenses:
Cost of revenues	—	—	(427)	—	(427)
Selling, general and administrative expenses	—	—	(275)	—	(275)
Restructuring costs	—	—	(12)	—	(12)
Amortization of intangible assets	—	—	(51)	—	(51)

Total costs and expenses	—	—	(765)	—	(765)

Operating income	—	—	19	—	19
Interest expense, net	1	(4)	(42)	—	(45)
Equity in the (losses) gains of consolidated subsidiaries	(28)	(24)	—	52	—

(Loss) income before income taxes	(27)	(28)	(23)	52	(26)
Income tax expense	—	—	(1)	—	(1)

Net (loss) income	$(27)	$(28)	$(24)	$52	$(27)

	Three months ended March 31, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$796	$—	$796
Costs and expenses:
Cost of revenues	—	—	(409)	—	(409)
Selling, general and administrative expenses	—	—	(294)	—	(294)
Amortization of intangible assets	—	—	(48)	—	(48)

Total costs and expenses	—	—	(751)	—	(751)

Operating income	—	—	45	—	45
Interest expense, net	—	(4)	(41)	—	(45)
Equity in the gains of equity-method investees, net	—	—	1	—	1
Equity in the (losses) gains of consolidated subsidiaries	(7)	(3)	—	10	—
Other income, net	—	—	2	—	2

(Loss) income before income taxes	(7)	(7)	7	10	3
Income tax expense	—	—	(10)	—	(10)

Net (loss) income	$(7)	$(7)	$(3)	$10	$(7)

Warner Music Group Corp.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Six Months Ended March 31, 2007 and 2006

	Six months ended March 31, 2007
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,712	$—	$1,712
Costs and expenses:
Cost of revenues	—	—	(935)	—	(935)
Selling, general and administrative expenses	—	—	(565)	—	(565)
Restructuring costs	—	—	(12)	—	(12)
Amortization of intangible assets	—	—	(101)	—	(101)

Total costs and expenses	—	—	(1,613)	—	(1,613)

Operating income	—	—	99	—	99
Interest expense, net	1	(9)	(84)	—	(92)
Equity in the (losses) gains of consolidated subsidiaries	(10)	(1)	—	11	—

Income (loss) before income taxes	(9)	(10)	15	11	7
Income tax expense	—	—	(16)	—	(16)

Net (loss) income	$(9)	$(10)	$(1)	$11	$(9)

	Six months ended March 31, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,840	$—	$1,840
Costs and expenses:
Cost of revenues	—	—	(939)	—	(939)
Selling, general and administrative expenses	—	—	(617)	—	(617)
Amortization of intangible assets	—	—	(95)	—	(95)

Total costs and expenses	—	—	(1,651)	—	(1,651)

Operating income	—	—	189	—	189
Interest expense, net	—	(8)	(82)	—	(90)
Equity in the gains of equity-method investees, net	—	—	1	—	1
Equity in the gains (losses) of consolidated subsidiaries	62	70	—	(132)	—
Other income, net	—	—	2	—	2

Income (loss) before income taxes	62	62	110	(132)	102
Income tax expense	—	—	(40)	—	(40)

Net income (loss)	$62	$62	$70	$(132)	$62

Warner Music Group Corp.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(9)	$(10)	$(1)	$11	$(9)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	121	—	121
Deferred taxes	—	—	(22)	—	(22)
Non-cash interest expense	—	9	22	—	31
Non-cash stock compensation expense	—	—	5	—	5
Equity in the (gains) losses of equity-method investees, including distributions	10	1	—	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	118	—	118
Inventories	—	—	(7)	—	(7)
Royalty advances	—	—	(28)	—	(28)
Accounts payable and accrued liabilities	—	—	(102)	—	(102)
Other balance sheet changes	—	—	—	—	—

Net cash provided by operating activities	1	—	106	—	107

Cash flows from investing activities:
Loan to third parties	—	—	(24)	—	(24)
Purchases in short term investments	18	—	—	—	18
Investments and acquisitions	—	—	(57)	—	(57)
Proceeds from the sale of buildings	—	—	7	—	7
Capital expenditures	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	18	—	(87)	—	(69)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(8)	—	(8)
Change in intercompany	(1)	—	1	—	—
Proceeds from the exercise of stock options	2	—	—	—	2
Return of capital received	80	80	—	(160)	—
Return of capital and dividends paid	(40)	(80)	(80)	160	(40)

Net cash provided by (used in) financing activities	41	—	(87)	—	(46)

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and equivalents	60	—	(65)	—	(5)
Cash and equivalents at beginning of period	41	—	326	—	367

Cash and equivalents at end of period	$101	$—	$261	$—	$362

Warner Music Group Corp.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$62	$62	$70	$(132)	$62
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	117	—	117
Deferred taxes	—	—	(2)	—	(2)
Non-cash interest expense	—	8	18	—	26
Non-cash stock compensation expense	—	—	8	—	8
Equity in the gains of equity-method investees, including distributions	—	—	(1)	—	(1)
Equity in the (gains) losses of consolidated subsidiaries	(62)	(70)	—	132	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	108	—	108
Inventories	—	—	8	—	8
Royalty advances	—	—	(29)	—	(29)
Accounts payable and accrued liabilities	—	—	(70)	—	(70)
Other balance sheet changes	—	—	(22)	—	(22)

Net cash provided by operating activities	—	—	205	—	205

Cash flows from investing activities:
Investments and acquisitions	—	—	(18)	—	(18)
Purchases in short term investments	(34)	—	(27)	—	(61)
Capital expenditures	—	—	(12)	—	(12)

Net cash used in investing activities	(34)	—	(57)	—	(91)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(8)	—	(8)
Capital contributions received/paid	(3)	3	—	—	—
Change in intercompany	—	(8)	8	—	—
Return of capital and dividends paid	45	4	(86)	—	(37)

Net cash provided by (used in) financing activities	42	(1)	(86)	—	(45)

Effect of foreign currency exchange rate changes on cash	—	—	2	—	2

Net increase (decrease) in cash and equivalents	8	(1)	64	—	71
Cash and equivalents at beginning of period	40	1	247	—	288

Cash and equivalents at end of period	$48	$—	$311	$—	$359

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay regular quarterly dividends, the adequacy of our existing sources of cash to support our existing operations during the next twelve months and, the effect of litigation and other investigations on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity and Internet peer-to-peer file-sharing;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the ability to maintain product pricing in a competitive environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing business;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business; risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	legal or other developments related to pending litigation or investigations by the Attorney General of the State of New York, the Department of Justice and the European Commission;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

•

risks inherent in our acquiring or investing in other businesses including our ability to successfully manage new businesses that we may acquire as we diversify revenue streams within the music industry;

•	the impact of our recently announced realignment plan on our business;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	increased costs and diversion of resources associated with complying with the internal control reporting or other requirements of the Sarbanes-Oxley Act of 2002;

•	the effects associated with the formation of Sony BMG Music Entertainment (“Sony BMG”) or the potential acquisition of BMG Music Publishing Group by Universal; and

•	failure to attract and retain key personnel.

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

INTRODUCTION

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of Investors (the “Investor Group”) on November 21, 2003. The original Investor Group included Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital and its affiliates (“Bain”), Providence Equity Partners, Inc. and its affiliates (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. On May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. Music Capital’s partnership agreement requires that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. At such time, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”).

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2007 and 2006. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2007 and 2006, as well as a discussion of our financial condition and liquidity as of March 31, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Our business is seasonal. Therefore, operating results for the three and six month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for fiscal year ended September 30, 2007.

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music products to retailers and wholesale distributors in the U.S.; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record music label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA U.K., which provides ADA’s distribution services to independent labels in the U.K.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, DVD-Audio formats and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our music publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD. Due in part to the development of the new formats mentioned above and ongoing anti-piracy initiatives, we believe that the recorded music industry is positioned to improve over the coming years. However, the industry may relapse into a period of decline. In addition, there can be no assurances as to the timing or the extent of any improvement in the industry.

Realignment Plan for Fiscal Year 2007

The Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan is also designed to improve the operating effectiveness and efficiency of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The Company intends to enhance its effectiveness, flexibility, structure, and performance by reducing and realigning long-term costs. This will primarily consist of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also intends to continue to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan will also result in the outsourcing of some back-office functions as a cost-savings measure. To implement such changes, the Company expects to reduce its headcount by approximately 10%. In connection with these reductions, the Company expects to incur a charge ranging from $55 million to $65 million for severance and related benefits. In addition, the Company expects to incur implementation charges ranging from $10 million to $15 million related to consulting fees, costs of temporary workers and stay bonuses. All of these restructuring and implementation costs will be paid in cash. To implement such changes, the Company expects to reduce headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new hirings and ongoing investment focused on new business initiatives such as digital distribution and video.

We anticipate that the changes described above will be implemented by the end of fiscal year 2007. The Company also expects to incur substantially all of the costs associated with the realignment plan by the end of the current fiscal year. Approximately $12 million of restructuring costs were incurred in the Company’s fiscal second quarter of 2007, consisting primarily of the elimination of duplicative positions and redirecting of resources to growth areas of the Company’s businesses in Europe.

The 2004 Restructuring Plan

Immediately following the Acquisition, we executed a number of cost-saving initiatives in an attempt to realign our cost structure with the changing economics of the industry. These initiatives included significant headcount reductions from the consolidation of operations and the streamlining of corporate and label overhead, exiting certain leased facilities in an effort to consolidate locations and the sale of our manufacturing, packaging and physical distribution operations. We completed substantially all of our historical restructuring efforts in fiscal year 2005 and implemented approximately $250 million of annualized cost savings.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table summarizes our historical results of operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
Revenues	$784	$796
Costs and expenses:
Cost of revenues (1)	(427)	(409)
Selling, general and administrative expenses (1)	(275)	(294)
Restructuring costs	(12)	—
Amortization of intangible assets	(51)	(48)

Total costs and expenses	(765)	(751)

Operating income	19	45
Interest expense, net	(45)	(45)
Equity in gains of equity-method investees, net	—	1
Other income, net	—	2

(Loss) income before income taxes	$(26)	$3
Income tax expense	(1)	(10)

Net loss	$(27)	$(7)

(1)	Includes depreciation expense of $10 million and $11 million for the three months ended March 31, 2007 and 2006, respectively.

Consolidated Historical Results

Revenues

Our revenues decreased $12 million, or 2%, to $784 million for the three months ended March 31, 2007 as compared to $796 million for the three months ended March 31, 2006. Excluding a $30 million favorable impact of foreign currency exchange rates, total revenue declined by $42 million, or 5%, primarily resulting from a decrease in physical sales of $66 million. This decrease was due to fewer major artist releases during the three months ended March 31, 2007, as compared to the prior year, and was offset in part by increases in digital revenue of $19 million. Music Publishing revenues, excluding digital sales, increased by approximately $12 million in the three months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, Music Publishing revenues, excluding digital sales, increased by $3 million.

Digital revenues increased $21 million to $111 million for the three months ended March 31, 2007 as compared to $90 million for the three months ended March 31, 2006. Digital revenues represent 14% and 11% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Total digital revenues were comprised of U.S. revenues of $80 million, or 72% of total digital revenues, and international revenues of $31 million, or 28% of total digital revenues.

International operations represented $365 million of consolidated revenues for the three months ended March 31, 2007 as compared to $379 million of consolidated revenues for the three months ended March 31, 2006, comprising 47% and 48% of total revenues, respectively.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues increased $18 million, or 4%, to $427 million for the three months ended March 31, 2007 as compared to $409 million for the three months ended March 31, 2006. Expressed as a percentage of revenues, cost of revenues was 54% and 51% for the three months ended March 31, 2007 and 2006, respectively. Excluding a $19 million impact of foreign currency exchange rates, our cost of revenues decreased $1 million which was primarily driven by lower physical sales as compared to the prior year. As a percentage of revenues, royalty expenses grew approximately 3%, which was driven by a change in product mix,. Product costs decreased by $8 million, which was primarily driven by the decline in physical sales and increase in digital revenues.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $19 million, or 6%, to $275 million for the three months ended March 31, 2007 as compared to $294 million for the three months ended March 31, 2006. Excluding an $8 million impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $27 million, or 9%, which was driven primarily by a decrease in sales and marketing costs of $14 million and a decrease in distribution costs of $2 million, primarily associated with the decline in physical sales previously described. The remaining decrease was driven primarily by cost management efforts, which was offset in part by employee termination costs of $4 million associated with our realignment plan.

Restructuring costs

Our restructuring costs were $12 million for the three months ended March 31, 2007. These are mainly severance costs incurred in connection with our realignment plan. We did not record any restructuring costs in the three months ended March 31, 2006.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income for purposes of the discussion that follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$80	$104
Depreciation expense	(10)	(11)
Amortization expense	(51)	(48)

Operating income	19	45
Interest expense, net	(45)	(45)
Equity in gains of equity-method investees	—	1
Other income, net	—	2

(Loss) income before income taxes	$(26)	$3
Income tax expense	(1)	(10)

Net loss	$(27)	$(7)

OIBDA

Our OIBDA decreased $24 million, or 23% to $80 million for the three months ended March 31, 2007 as compared to $104 million for the three months ended March 31, 2006, primarily driven by the decline in physical sales and costs associated with our restructuring plan as previously discussed.

Depreciation expense

Our depreciation expense decreased by $1 million to $10 million for the three months ended March 31, 2007 as compared to $11 million for the three months ended March 31, 2006. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $3 million, or 6%, to $51 million for the three months ended March 31, 2007 as compared to $48 million for the three months ended March 31, 2006. The increase relates to the acquisition of certain recorded music catalog assets, including Ryko, and the acquisition of various music publishing copyrights.

Operating income

Our operating income decreased $26 million, or 58% to $19 million for the three months ended March 31, 2007 as compared to $45 million for the three months ended March 31, 2006, which mainly relates to the decline in physical sales and to the restructuring costs previously discussed.

Interest expense, net

Our interest expense, net was $45 million for each of the three months ended March 31, 2007 and 2006.

Equity in gains of equity-method investees, net

Equity in the gains of equity method investees was less than $1 million for the three months ended March 31, 2007 compared to $1 million for the three months ended March 31, 2006.

Other income, net

Other income, net was less than $1 million for the three months ended March 31, 2007 and $2 million for the three months ended March 31, 2006. Our other income relates primarily to favorable foreign currency exchange rate movements associated with intercompany receivables and payables that are short-term in nature and therefore, required to be recognized in the Statement of Operations under U.S. GAAP.

Income tax expense

We provided an income tax expense of $1 million for the three months ended March 31, 2007 compared to $10 million for the three months ended March 31, 2006. This was a result of the decline in pre-tax income, which was primarily a result of the decrease in operating income discussed previously.

Net loss

Our net loss increased $20 million to $27 million for the three months ended March 31, 2007 as compared to $7 million for the three months ended March 31, 2006. The decrease was due primarily to the decline in physical sales and restructuring costs previously discussed, off set in part by the decrease in income tax expense.

Business Segment Results

Revenue, OIBDA and operating income by business segment are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$648	$676
OIBDA	$55	$81
Operating income	$13	$40

Music Publishing
Revenue	$143	$129
OIBDA	$53	$47
Operating income	$38	$32

Corporate and Revenue Eliminations
Revenue	$(7)	$(9)
OIBDA	$(28)	$(24)
Operating loss	$(32)	$(27)

Total
Revenue	$784	$796
OIBDA	$80	$104
Operating income	$19	$45

(1)	The OIBDA and Operating Income for the three months ended March 31, 2007 has been reduced by $12 million of restructuring costs. Of such an amount, $11 million relates to Recorded Music and $1 million relates to Corporate.

Recorded Music

Recorded Music revenues decreased by $28 million, or 4%, to $648 million for the three months ended March 31, 2007 from $676 million for the three months ended March 31, 2006. Excluding a $22 million favorable impact of foreign currency exchange rates, revenues decreased by $50 million, or 7%, primarily resulting from a $66 million decrease in physical sales, offset in part by an increase in digital sales of $17 million. Physical sales declined as the current quarter reflected fewer major artist releases and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region. The digital sales increase was comprised of an increase in U.S. and international digital sales of $14 million and $5 million, respectively, which reflect our efforts to develop new digital products and distribution methods. Digital sales comprised approximately 16% of Recorded Music revenues for the three months ended March 31, 2007, up from 13% of Recorded Music revenues for the three months ended March 31, 2006.

Recorded Music revenues represented 83% and 85% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended March 31, 2007 and 2006, respectively. U.S. Recorded Music revenues were $358 million and $361 million, or 55% and 53% of consolidated Recorded Music revenues for the three months ended March 31, 2007 and 2006, respectively. International Recorded Music revenues were $290 million and $315 million, or 45% and 47 % of consolidated Recorded Music revenues for the three months ended March 31, 2007 and 2006, respectively.

Recorded Music OIBDA decreased by $26 million, or 32% to $55 million for the three months ended March 31, 2007 compared to $81 million for the three months ended March 31, 2006. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 8% and 12% for the three months ended March 31, 2007 and 2006, respectively. Excluding a $2 million impact of foreign currency exchange rates, OIBDA decreased by $28 million, which was primarily caused by the significant decline in physical sales previously described, increased royalty costs related to product mix and $11 million of severance costs related to our realignment plan.

Recorded Music operating income was $13 million for the three months ended March 31, 2007, down 68% as compared to $40 million for the three months ended March 31, 2006. Recorded Music operating income included the following components:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$55	$81
Depreciation and amortization	(42)	(41)

Operating income	$13	$40

The $27 million decrease in Recorded Music operating income related to the $26 million decrease in Recorded Music OIBDA more fully discussed above, and a $1 million an increase in Recorded Music depreciation and amortization.

Music Publishing

Music Publishing revenues increased $14 million, or 11%, to $143 million for the three months ended March 31, 2007 as compared to $129 million for the three months ended March 31, 2006. Excluding a $9 million favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $5 million, or 4%, which was primarily a result of timing and increases in performance revenue of $7 million and digital revenue of $2 million, offset by a decrease in mechanical revenue of $4 million, which primarily related to market declines across a number of territories. Synchronization revenue was relatively flat as compared to the three months ended March 31, 2006.

Music Publishing OIBDA increased $6 million, or 13% to $53 million for the three months ended March 31, 2007 as compared to $47 million for the three months ended March 31, 2006. Excluding a $1 million impact of foreign currency exchange rates, OIBDA increased $5 million, which resulted primarily from the increase in revenue above and from adjustments to settlements of royalties payable balances to certain songwriters, offset in part by an increase in new songwriter spending.

Music Publishing operating income was $38 million for the three months ended March 31, 2007 as compared to $32 million for the three months ended March 31, 2006. Music Publishing operating income includes the following components:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$53	$47
Depreciation and amortization	(15)	(15)

Operating income	$38	$32

The $6 million increase in Music Publishing operating income related to the $6 million increase in Music Publishing OIBDA described above.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased $4 million, or 17% to $28 million for the three months ended March 31, 2007 as compared to $24 million for the three months ended March 31, 2006. The increase primarily relates to an increase in consulting and professional fees costs along with $1 million of restructuring costs.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

The following table summarizes our historical results of operations:

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
Revenues	$1,712	$1,840
Costs and expenses:
Cost of revenues (1)	(935)	(939)
Selling, general and administrative expenses (1)	(565)	(617)
Restructuring costs	(12)	—
Amortization of intangible assets	(101)	(95)

Total costs and expenses	(1,613)	(1,651)

Operating income	99	189
Interest expense, net	(92)	(90)
Equity in gains of equity-method investees, net	—	1
Other income, net	—	2

Income before income taxes	$7	$102
Income tax expense	(16)	(40)

Net (loss) income	$(9)	$62

(1)	Includes depreciation expense of $20 million and $22 million for the six months ended March 31, 2007 and 2006, respectively.

Consolidated Historical Results

Revenues

Our revenues decreased $128 million, or 7%, to $1.712 billion for the six months ended March 31, 2007 as compared to $1.840 billion for the six months ended March 31, 2006. Excluding a $64 million favorable impact of foreign currency exchange rates, total revenue declined by $192 million, or 10%, primarily resulting from a decrease in physical sales of $259 million. This decrease was due to fewer major artist releases during the six months ended March 31, 2007, as compared to the prior year, and was offset in part by increases in digital revenue of $50 million and licensing revenue of $16 million. Music Publishing revenues, excluding digital sales, increased by $12 million or 5% in the six months ended March 31, 2007 to $263 million compared to $251 million in the six months ended March 31, 2006. Excluding the impact of foreign currency exchange rates, Music Publishing revenues, excluding digital sales, decreased by $3 million.

Digital revenues increased $52 million to $211 million for the six months ended March 31, 2007 as compared to $159 million for the six months ended March 31, 2006. Digital revenues represent 12% and 9% of consolidated revenues for the six months ended March 31, 2007 and 2006, respectively. Total digital revenues were comprised of U.S. revenues of $145 million, or 69% of total digital revenues, and international revenues of $66 million, or 31% of total digital revenues.

International operations represented $887 million of consolidated revenues for the six months ended March 31, 2007 as compared to $964 million of consolidated revenues for the six months ended March 31, 2006, comprising 52% of total revenues for each of the six months ended March 31, 2007 and 2006.

See “Business Segment Results” presented hereinafter for a discussion of revenue by business segment.

Cost of revenues

Our cost of revenues decreased $4 million to $935 million for the six months ended March 31, 2007 as compared to $939 million for the six months ended March 31, 2006. Expressed as a percentage of revenues, cost of revenues was 55% and 51% for the six months ended March 31, 2007 and 2006, respectively. Excluding a $39 million impact of foreign currency exchange rates, our cost of revenues decreased $43 million which was primarily driven by lower physical sales as compared to the prior year. As a percentage of revenues, royalty expenses grew approximately 3%, which was driven by a change in product mix. In addition, royalty advance write-offs drove an additional 1% increase in costs of revenues as a percentage of revenue, due primarily to increased new artist spending in the current year, in both our Recorded Music and our Music Publishing businesses.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased by $52 million, or 8%, to $565 million for the six months ended March 31, 2007 as compared to $617 million for the six months ended March 31, 2006. Excluding a $16 million impact of foreign currency exchange rates, selling, general and administrative expenses decreased by $68 million, or 11%, which was driven primarily by decreases in distribution expenses of $13 million and decreases in marketing costs of $38 million, primarily related to the decrease in physical sales. The remaining decrease was driven by cost management efforts, which was offset in part by severance costs of $4 million associated with our realignment initiative.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income and further provides the components from operating income to net income for purposes of the discussion that follows:

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$220	$306
Depreciation expense	(20)	(22)
Amortization expense	(101)	(95)

Operating income	99	189
Interest expense, net	(92)	(90)
Equity in gains of equity-method investees, net	—	1
Other Income, net	—	2

Income before income taxes	$7	$102
Income tax expense	(16)	(40)

Net (loss) income	$(9)	$62

OIBDA

Our OIBDA decreased $86 million, or 28% to $220 million for the six months ended March 31, 2007 as compared to $306 million for the six months ended March 31, 2006, primarily driven by the decline in physical sales and costs associated with our restructuring plan and cost-saving initiatives previously discussed.

Depreciation expense

Our depreciation expense decreased by $2 million to $20 million for the six months ended March 31, 2007 as compared to $22 million for the six months ended March 31, 2006. The decrease primarily relates to lower capital spending since the date of the Acquisition.

Amortization expense

Our amortization expense increased by $6 million, or 6%, to $101 million for the six months ended March 31, 2007 as compared to $95 million for the six months ended March 31, 2006. The increase relates to the recent acquisition of certain recorded music catalog, including Ryko, and the acquisition of various music publishing copyrights.

Operating income

Our operating income decreased $90 million, or 48% to $99 million for the six months ended March 31, 2007 as compared to $189 million for the six months ended March 31, 2006, which mainly relates to the decline in physical sales and costs associated with our restructuring plan and cost-saving initiatives previously discussed.

Interest expense, net

Our interest expense, net increased to $92 million for the six months ended March 31, 2007 compared to $90 million for the six months ended March 31, 2006. The increase in interest expense, net is a result of fluctuations in interest rates.

Income tax expense

We provided an income tax expense of $16 million for the six months ended March 31, 2007 compared to $40 million for the six months ended March 31, 2006. This was a result of the decline in pre-tax income, which was primarily a result of the decrease in operating income discussed previously.

Equity in gains of equity method investees

The six months ended March 31, 2007 includes less than $1 million of equity in the gains of equity method investees. The six months ended March 31, 2006 includes $1 million of equity in the gains of equity method investees.

Other income, net

We recognized other income, net of $2 million for the six months ended March 31, 2006. Our other income relates primarily to favorable foreign currency on exchange rate movements associated with intercompany receivables and payables that are short-term in nature and therefore, required to be recognized in the Statement of Operations under U.S. GAAP. There was no such income in the six months ended March 31, 2007.

Net (loss)income

We incurred a net loss of $9 million for the six months ended March 31, 2007 compared to net income of $62 million for the six months ended March 31, 2006. The decrease was due primarily to the decline in physical sales previously discussed, offset in part by the decrease in income tax expense.

Business Segment Results

Revenue, OIBDA and operating income by business segment are as follows:

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
Recorded Music
Revenue	$1,448	$1,596
OIBDA	$196	$287
Operating income	$112	$206

Music Publishing
Revenue	$276	$260
OIBDA	$72	$68
Operating income	$41	$38

Corporate and Revenue Eliminations
Revenue	$(12)	$(16)
OIBDA	$(48)	$(49)
Operating loss	$(54)	$(55)

Total
Revenue	$1,712	$1,840
OIBDA	$220	$306
Operating income	$99	$189

(1)	The OIBDA and Operating Income for the six months ended March 31, 2007 has been reduced by $12 million of restructuring costs. Of such an amount, $11 million relates to Recorded Music and $1 million relates to Corporate.

Recorded Music

Recorded Music revenues decreased by $148 million, or 9%, to $1.448 billion for the six months ended March 31, 2007 from $1.596 billion for the six months ended March 31, 2006. Excluding a $49 million favorable impact of foreign currency exchange rates, revenues decreased by $197 million, or 12%, primarily resulting from a $259 million decrease in physical sales, offset in part by an increase in digital sales of $46 million and an increase in licensing revenues of $16 million. Physical sales declined as the current six month period end March 31, 2007 reflected fewer major artist releases and weaker international markets, primarily in Europe, offset in part by increases in sales of domestic repertoire in the Asia Pacific region. Digital sales were comprised of an increase in U.S. digital sales of $29 million and an increase in international digital sales of $17 million, excluding the impact of foreign currency exchange rates, which reflect our efforts to develop new digital products and distribution methods. Digital sales comprised approximately 14% of Recorded Music revenues for the six months ended March 31, 2007, up from 9% of Recorded Music revenues for the six months ended March 31, 2006.

Recorded Music revenues represented 85% and 87% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended March 31, 2007 and 2006, respectively. U.S. Recorded Music revenues were $720 million and $768 million, or 50% and 48% of consolidated Recorded Music revenues for the six months ended March 31, 2007 and 2006, respectively. International Recorded Music revenues were $728 million and $828 million, or 50% and 52% of consolidated Recorded Music revenues for the six months ended March 31, 2007 and 2006, respectively.

Recorded Music OIBDA decreased by $91 million, or 32% to $196 million for the six months ended March 31, 2007 compared to $287 million for the six months ended March 31, 2006. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 18% for the six months ended March 31, 2007 and 2006, respectively. Excluding a $7 million impact of foreign currency exchange rates, OIBDA decreased by $98 million, which was primarily caused by the significant decline in physical sales previously described, the increase in royalty expense related to a variance in product mix from the prior period and the impact of the restructuring plan.

Recorded Music operating income was $112 million for the six months ended March 31, 2007 as compared to $206 million for the six months ended March 31, 2006. Recorded Music operating income included the following components:

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$196	$287
Depreciation and amortization	(84)	(81)

Operating income	$112	$206

The $94 million decrease in Recorded Music operating income related to the $91 million decrease in Recorded Music OIBDA more fully discussed above, and an increase in Recorded Music depreciation and amortization of $3 million.

Music Publishing

Music Publishing revenues increased $16 million, or 6%, to $276 million for the six months ended March 31, 2007 as compared to $260 million for the six months ended March 31, 2006. Excluding a $15 million favorable impact of foreign currency exchange rates, Music Publishing revenues increased by $1 million, which was primarily the result of timing and increases in performance revenue of $7 million and digital revenue of $4 million, offset by a decrease in mechanical revenue of $7 million related to market declines across various territories and a decrease in other revenue of $3 million. Synchronization revenue was flat for the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.

Music Publishing OIBDA increased $4 million to $72 million for the six months ended March 31, 2007 as compared to $68 million for the six months ended March 31, 2006. Excluding a $2 million impact of foreign currency exchange rates, OIBDA increased $2 million, which resulted primarily from the increase in revenue discussed above and a decrease in costs of revenues due to the change in revenue composition. Additionally, the increase was due to adjustments to settlements of royalties payable balances of certain songwriters, offset in part by an increase in new songwriter spending.

Music Publishing operating income was $41 million for the six months ended March 31, 2007 as compared to $38 million for the six months ended March 31, 2006. Music Publishing operating income includes the following components:

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
OIBDA	$72	$68
Depreciation and amortization	(31)	(30)

Operating income	$41	$38

The $3 million increase in Music Publishing operating income related to the $4 million increase in Music Publishing OIBDA described above and the $1 million increase in depreciation and amortization.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $1 million, or 2% to $48 million for the six months ended March 31, 2007 as compared to $49 million for the six months ended March 31, 2006. The decrease primarily relates to a decrease in consulting and professional fees.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2007, we had $2.266 billion of debt, $362 million of cash and equivalents (net debt of $1.904 billion, defined as total debt less cash and equivalents and short-term investments) and $4 million of shareholders’ equity. This compares to $2.256 billion of debt, $367 million of cash and equivalents, $18 million of short-term investments (net debt of $1.871 billion) and $58 million of shareholders’ equity at September 30, 2006. Net debt increased by $33 million as a result of (i) a $5 million decrease in cash and equivalents, (ii) an $18 million decrease in short-term investments, (iii) a $9 million impact of foreign exchange rates on our Acquisition Corp. Sterling-denominated Senior Subordinated Notes due 2014 and (iv) $9 million of accretion on our Holdings Discount Notes, offset by a $8 million decrease in debt as a result of quarterly repayments of our term loans under our senior secured credit facility.

Short-term investments include high-quality, investment grade securities such as taxable auction rate securities as well as commercial paper and corporate bonds with maturities greater than 90 days but less than one year. We have expanded our investment portfolio in order to increase yield while maintaining safety of principal consistent with an investment policy approved by our Board of Directors. At March 31, 2006, our short-term investment balance was $18 million. At March 31, 2007, we had no short-term investment balance.

The $54 million decrease in shareholders’ equity during the six months ended March 31, 2007 consisted of $5 million of stock compensation and $2 million of stock option exercises, offset primarily by $9 million of net losses for the six months ended March 31, 2007, deferred losses on derivative financial instruments of $7 million, foreign currency exchange movements of $6 million and by our $38 million in dividends declared on December 29, 2006 and March 8, 2007.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2007 and 2006 are unaudited and are derived from our interim financial statements included elsewhere herein.

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
	(unaudited)	(unaudited)
	(in millions)
Cash provided by (used in):
Operating activities	$107	$205
Investing activities	(69)	(91)
Financing activities	(46)	(45)

Operating Activities

Cash provided by operations was $107 million for the six months ended March 31, 2007 compared to $205 million for the six months ended March 31, 2006. The $98 million decrease in cash provided by operations primarily reflects the decrease in physical sales for the last six months of calendar 2006, which resulted in lower collections in the first six months of fiscal year 2007 as compared to the first six months of fiscal year 2006. This decrease was offset in part by the variable timing of our working capital requirements in association with the variances in our business.

Investing Activities

Cash used in investing activities was $69 million for the six months ended March 31, 2007 as compared to $91 million for the six months ended March 31, 2006. The $69 million of cash used in investing activities in the six months ended March 31, 2007 consisted primarily of payments to acquire Roadrunner, which included $36 million paid to acquire 73.5% of Roadrunner, net of cash acquired of $23 million, and a loan to the seller of approximately $14 million. In addition, we paid approximately $11 million to acquire a video production company in the U.K., net of cash acquired, and $5 million to acquire a digital distribution company in Germany, net of cash acquired, and paid approximately $13 million for capital expenditures. This was offset by the receipt of approximately $7 million related to the sale of certain buildings and $18 million related to the liquidation of short-term investments, including auction-rate securities. The $91 million of cash used in investing activities in the six months ended March 31, 2006 primarily reflects $61 million of cash invested in auction-rate securities and other short-term investments, $12 million of capital expenditures, and the acquisition of a small independent record label in Australia.

Financing Activities

Cash used in financing activities was $46 million for the six months ended March 31, 2007 compared to $45 million for the six months ended March 31, 2006. The $46 million of cash used in financing activities in the six months ended March 31, 2007 consisted of $8 million of our quarterly repayments of debt and dividend payments of approximately $40 million offset by the receipt of cash for stock option exercises. The $45 million of cash used in financing activities in the six months ended March 31, 2006 consisted of $8 million of our quarterly repayments of debt and dividend payments of $37 million.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the unused $250 million (less $4 million of outstanding letters of credit as of March 31, 2007) revolving credit portion of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, and regular quarterly dividends. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of March 31, 2007, our long-term debt consisted of $1.405 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $661 million of Acquisition Corp. Senior Subordinated Notes and $200 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of March 31, 2007.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.405 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2007, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of May 4, 2007, our term loan facility was rated BB- by S&P and Ba2 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of March 31, 2007, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, both tested quarterly, and a maximum annual capital expenditures limitation. The occurrence of an event of default under the senior secured credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flows. As of March 31, 2007, we were in compliance with all covenants under the senior secured credit facility.

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

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements and payment of regular dividends on our common stock. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 21 to our audited consolidated financial statements for the twelve months ended September 30, 2006, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2007, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2006.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign current exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar and Australian dollar. During the six months ended March 31, 2007, the Company entered into additional foreign exchange hedge contracts and, as of March 31, 2007, the Company has outstanding hedge contracts for the sale of $413 million and the purchase of $161 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to March 31, 2007.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our Acquisition Corp. £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of March 31, 2007, these Sterling-denominated notes had a carrying value of approximately

$196 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of March 31, 2007. We did not enter into any additional hedges related to this debt subsequent to March 31, 2007.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. The total notional amount of debt hedged as of March 31, 2007 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting or other factors during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). The Company believes that similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targets Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleges that these restrictions arise, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions may lead to a distortion of competition, infringing Article 81 of the EC Treaty. In particular, the EC asserts that (i) consumers resident in a particular EEA country in which

iTunes does not operate a dedicated online store are prevented from acquiring downloaded music from iTunes and (ii) consumers resident in a particular EEA country may be required to pay a higher price for the same download than consumers resident in another EEA country or may not have access to the same downloads as are available to consumers resident in another EEA country. The EC, if it finds an infringement, may require that the alleged restriction be eliminated and also has the authority to impose fines on the parties to any infringement. The Company intends to cooperate with the EC but believes that its practices have not infringed Article 81 of the EC Treaty.

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

The industry began experiencing negative growth rates in 1999, on a global basis. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. According to RIAA, from 1999 to 2004, annual dollar sales of physical music product in the U.S. are estimated to have declined at a CAGR of 4%, although there was a 2.5% year-over-year increase recorded in 2004. In 2005, the physical business experienced an 8% year-over-year decline. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations such as DVD-Audio and the soon-to-be launched MVI disc and the distribution of music on mobile devices, and revenue streams from these new markets are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. As reported by IFPI, sales of music via the Internet and mobile phones generated an estimated $2 billion in trade revenues for record companies in 2006, doubling the worldwide digital music market year-over-year and sales of music through new avenues such as digital tracks are beginning to offset the declines seen in prior years. RIAA announced in April 2007 that the overall value of the U.S. record industry was $11.5 billion in 2006, a 6.2% decline compared to 2005. RIAA additionally reported that the value of CD shipments to retail and specialty outlets totaled $9.2 billion in 2006, a 12.9% drop from the previous year, while sales of digital music content—via online as well as mobile outlets—rose 73% in value to $1.9 billion. For 2006, according to SoundScan, total album sales were down 5% on a unit basis compared with the same period last year. However, when including “Track Equivalent Albums”, total album sales were down 1.2% for 2006. Track Equivalent Albums convert digital track sales to album sales using SoundScan’s standard of ten tracks per album. This SoundScan comparison with prior years also does not reflect the impact of sales on mobile devices or online subscription sales. However, it is too soon to determine if the industry has stabilized or the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, increased price competition among record companies resulting from the Universal and Sony BMG recorded music duopoly, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin formats such as DVD-Audio and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence wholesale prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have recently filed for bankruptcy protection. See “Risk Factors—We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal” and “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

We intend to increase revenues and cash flow through a business strategy which requires us to, among other things, continue to maximize the value of our music assets, significantly reduce costs to maximize flexibility and adjust to new realities of the market, continue to act to contain digital piracy, to diversify our revenue streams and capitalize on digital distribution and emerging technologies.

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

We derive an increasing portion of our revenue from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell to consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers $0.99 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than 70% of the legitimate digital music download business. If iTunes were to adopt a lower pricing model for our music recordings or if there is a pricing structure change to other pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music recordings they will accept from music content owners like us, our revenue could be significantly reduced.

A significant portion of our music publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to industry negotiations contemplated by the U.S. Copyright Act and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. The U.S. Copyright Office recently decided that the use of compositions as ringtones fall under the compulsory license provisions of section 115 of the Copyright Act. If this decision is not reversed on appeal, it will likely lower the cost of mechanical licenses for ringtones, which is favorable for our Recorded Music business but unfavorable for our Music Publishing business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by appealable arbitration process under the U.S. Copyright Act unless rates are determined through voluntary negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for these and other income sources are set too low through this process, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2006, approximately 52% of our revenues related to operations in foreign territories. For the six months ended March 31, 2007 approximately 52% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2007, we have hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in California to repeal Subsection (b) and then withdrawn. A bill regarding personal service contracts was introduced into the California legislature this year. Unlike in prior years, the bill does not seek to repeal sections applying to the music industry. Legislation was also reintroduced in New York in January 2007 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of three years, potentially affecting the duration of artist contracts. There is no assurance that California or any other state will not reintroduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

We may acquire, make investments in, or enter into strategic alliances or joint ventures with, companies engaged in businesses that are similar or complementary to ours. If we make such acquisitions or investments or enter into strategic alliances, we will face certain risks inherent in such transactions. For example, gaining regulatory approval for significant acquisitions or investments could be a lengthy process and there can be no assurance of a successful outcome and we could increase our leverage in connection with acquisitions or investments. We could face difficulties in managing and integrating newly acquired operations. Additionally, such transactions would divert management resources and may result in the loss of artists or songwriters from our rosters. If we invest in companies involved in new businesses or develop our own new business opportunities, we will need to integrate and effectively manage these new businesses before any new line of business can become successful, and as such its progress and success are uncertain. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures that they will be completed in a timely manner, that they will be structured or financed in a way that will enhance our credit-worthiness and allow for continued payment of regular dividends or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have spent and this could have a negative impact on our businesses or our company as a whole.

Our realignment plan may not be successful and may adversely affect our business.

We have recently began to implement a realignment plan aimed at better aligning our workforce with the changing nature of the music industry. These changes are part of the continued evolution from a traditional record and songs-based business to a music-based content company and the ongoing management of our cost structure. The changes include a continued redeployment of resources to focus on new business initiatives to help us diversify our revenue streams, including digital opportunities. The realignment plan is also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with declining physical sales. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our operations. Although we will seek to successfully implement these actions in a manner that does not negatively impact our results of operations or impair our ability to compete successfully, we cannot be certain that these actions will accomplish their intended objective. Substantially all of the restructuring charges associated with the realignment plan have required or will require the outlay of cash.

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

On March 13, 2007, we entered into amendments to our existing manufacturing, packaging and physical distribution arrangements with Cinram for our physical products in North America and Europe. Cinram will remain our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. The terms of the Cinram agreements remain substantially the same as the terms of the original agreements. We believe that the terms of these agreements, as amended, continue to reflect market rates. The agreements, as amended, now expire on December 31, 2010.

We may be materially and adversely affected by the formation of Sony BMG Music Entertainment and the potential acquisition of BMG Music Publishing Group by Universal.

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG. As a result, the recorded music industry now consists of four major players (Universal, Sony BMG, EMI and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one appreciably larger major, Universal, with approximately 25% of the global recorded music revenues and four other majors relatively equal in size ranging between 11% and 14%

of recorded music revenues. Now there are two appreciably larger majors, Universal and Sony BMG, and two significantly smaller majors, EMI and us. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann are now re-applying to the European Commission to seek clearance for the formation of Sony BMG and the European Commission will have to re-examine the combination. As a result of this re-examination, the European Commission could clear the transaction without conditions, clear the transaction with conditions or block the transaction forcing Sony BMG to unwind. In the interim, Sony BMG has appealed the ruling to the European Court of Justice. We cannot predict what actions will be taken by the European Commission, Sony or Bertelsmann as a result of the ruling or the outcome or timing of the European Commission’s re-examination of Sony BMG or the appeal of the ruling, or what impact the final decision regarding the formation of SonyBMG might have on us. Further, in September 2006, it was announced that Universal had agreed to acquire the BMG Music Publishing Group from Bertelsmann. The acquisition has been approved by U.S. merger authorities but still requires the approval of EU merger authorities and, if approved, would result in the formation of the largest music publishing company with a share of global revenues potentially in excess of 25%, making Universal both the largest recorded music company and music publishing company. We cannot predict what impact the acquisition of BMG Music Publishing by Universal might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2007, our total consolidated indebtedness was $2,266 billion. We have an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million of letters of credit).

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 31, 2007 we had approximately 149.6 million shares of common stock outstanding. As of May 8, 2007, approximately 93.3 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8.

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

The following table provides information about purchases by us during the three months ending March 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/06-10/31/06	10,841	(1)	$25.95	—	—
3/1/07-3/31/07	28,498	(1)	$16.54	—	—

Total	39,339		$19.13	—	—

(1)	Reflects shares of common stock withheld from restricted stock that vested during fiscal year 2007 that were surrendered to the Company to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the average of the high and low prices of our common stock on the day prior to the date of vesting.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Warner Music Group Corp. was held on February 23, 2007. The following matters were voted on at the meeting: (i) the election of 14 directors for a term of one year and until their successors are duly elected and qualified, (ii) the approval of the Company’s Amended and Restated 2005 Omnibus Award Plan and (iii) the ratification of the appointment of Ernst & Young LLP to serve as the independent auditors of the Company for the fiscal year ended September 30, 2007.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
Edgar Bronfman, Jr.	129,188,839	10,247,685
Len Blavatnik	121,811,819	17,624,705
Shelby W. Bonnie	138,267,659	1,168,865
Richard Bressler	128,524,493	10,911,581
John P. Connaughton	128,492,638	10,943,886
Phyllis E. Grann	138,262,196	1,174,328
Michele J. Hooper	138,295,096	1,141,428
Scott L. Jaeckel	128,492,638	10,943,886
Seth W. Lawry	126,967,951	12,468,573
Thomas H. Lee	126,940,514	12,496,010
Ian Loring	126,940,514	12,496,010
Jonathan M. Nelson	121,062,500	18,374,024
Mark Nunnelly	126,940,514	12,496,010
Scott M. Sperling	126,772,114	12,664,410

(ii) The votes cast for, against or abstaining with respect to the approval of the Company’s Amended and Restated 2005 Omnibus Award Plan were as follows:

For:	Against:	Abstain:
136,622,682	2,806,995	6,847

(iii) The votes cast for, against or abstaining with respect to the ratification of the appointment of Ernst & Young LLP to serve as the independent auditors of the Company for the fiscal year ended September 30, 2007 were as follows:

For:	Against:	Abstain:
139,410,669	16,108	9,747

ITEM 5.	OTHER INFORMATION

The Company entered into an employment agreement amendment, effective as of April 1, 2007, with David H. Johnson, under which Mr. Johnson will serve as Chairman & CEO of Warner/Chappell Music Inc. The employment agreement amendment extends the term of Mr. Johnson’s employment agreement through June 30, 2008. Under the terms of the employment agreement amendment, Mr. Johnson will be paid an annual salary equal to $700,000. Mr. Johnson is also eligible to receive an annual cash bonus, with a target of $800,000. In the event that Mr. Johnson’s employment is terminated for any reason other than cause, or if he terminates his employment for good reason, as defined in the agreement, the amendment provides that his severance payment would equal one year of salary plus one year of bonus target, plus a pro rata bonus for the year of termination. In the event of non-renewal of his agreement, Mr. Johnson would receive a payment equal to one year of salary plus one year of bonus target, plus a pro rata bonus for the year of termination. Other terms of his agreement remain unchanged by this amendment.

Simultaneously with the execution of the employment agreement amendment, the Company designated Paul M. Robinson, General Counsel, as an executive officer of the Company.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (1)

10.1	Amendment dated March 13, 2007 to U.S. Manufacturing and Packaging Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Manufacturing LLC, formerly known as Cinram Manufacturing Inc., and International Manufacturing and Packaging Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH*(2)

10.2	Amendment dated March 13, 2007 to U.S. Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between Warner-Elektra-Atlantic Corporation and Cinram Distribution LLC and International Pick, Pack and Shipping Services Agreement, dated as of October 24, 2003, between WEA International Inc. and Cinram GmbH* (2)

10.3	Amended and Restated 2005 Omnibus Award Plan*

10.4	Employment Agreement Amendment dated May 4, 2007, between Warner Music Inc. and David H. Johnson*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(2)	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2007

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name: Title:	Edgar Bronfman, Jr. Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name: Title:	Michael D. Fleisher Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)