Form 10-Q
period 2007-12-31
Warner Music Group Corp.
filed 2008-02-06
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 4, 2008, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 149,522,471.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	December 31, 2007	September 30, 2007
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$160	$333
Accounts receivable, less allowances of $232 and $192 million	658	555
Inventories	61	58
Royalty advances expected to be recouped within one year	197	176
Deferred tax assets	47	40
Other current assets	26	33

Total current assets	1,149	1,195
Royalty advances expected to be recouped after one year	241	216
Investments	178	146
Property, plant and equipment, net	127	133
Goodwill	1,062	1,065
Intangible assets subject to amortization, net	1,658	1,632
Intangible assets not subject to amortization	100	100
Other assets	84	85

Total assets	$4,599	$4,572

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$219	$225
Accrued royalties	1,289	1,226
Taxes and other withholdings	30	33
Dividends payable	4	23
Current portion of long-term debt	17	17
Other current liabilities	354	358

Total current liabilities	1,913	1,882
Long-term debt	2,254	2,256
Dividends payable	—	1
Deferred tax liabilities	242	244
Other noncurrent liabilities	237	225

Total liabilities	$4,646	$4,608

Commitments and Contingencies (See Note 12)
Shareholders’ deficit:
Common stock ($0.001 par value; 500,000,000 shares authorized; 149,522,471 and 149,524,737 shares issued and outstanding)	—	—
Additional paid-in capital	582	579
Accumulated deficit	(627)	(614)
Accumulated other comprehensive loss, net	(2)	(1)

Total shareholders’ deficit	$(47)	$(36)

Total liabilities and shareholders’ deficit	$4,599	$4,572

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(in millions, except per share amounts)
Revenues (b)	$989	$928
Costs and expenses:
Cost of revenues (a) (b)	(545)	(508)
Selling, general and administrative expenses (a) (b)	(331)	(290)
Other income	3	—
Amortization of intangible assets	(54)	(50)
Impairment of goodwill (See Note 7)	(18)	—

Total costs and expenses	(945)	(848)

Operating income	44	80
Interest expense, net	(48)	(47)
Equity in the income of equity-method investees, net	1	—
Minority interest expense	(2)	—
Other expense, net	(1)	—

(Loss) income before income taxes	(6)	33
Income tax expense	(10)	(15)

Net (loss) income	$(16)	$18

Net (loss) income per common share:
Basic	$(0.11)	$0.12

Diluted	$(0.11)	$0.12

Weighted average common shares:
Basic	147.2	144.9
Diluted	147.2	151.5

(a) Includes depreciation expense of	$(13)	$(10)
(b) Includes the following resulting from transactions with related companies:
Revenues	$1	$1
Cost of revenues	$—	$(1)
Selling, general and administrative expenses	$—	$(4)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(in millions)
Cash flows from operating activities
Net (loss) income	$(16)	$18
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	67	60
Impairment of goodwill	18	—
Deferred taxes	(11)	(12)
Non-cash interest expense	12	14
Non-cash, stock-based compensation expense	3	3
Other non-cash items	(1)	—
Equity in the income of equity-method investees	(1)	—
Minority interest expense	2	—
Changes in operating assets and liabilities:
Accounts receivable	(96)	(16)
Inventories	(2)	(3)
Royalty advances	(46)	(16)
Accounts payable and accrued liabilities	28	(11)
Other balance sheet changes	7	—

Net cash (used in) provided by operating activities	(36)	37

Cash flows from investing activities
Loans to third parties	—	(52)
Investments and acquisitions	(117)	(16)
Sales of short-term investments	—	8
Proceeds from the sale of investments	5	—
Proceeds from the sale of buildings	—	7
Capital expenditures	(7)	(5)

Net cash used in investing activities	(119)	(58)

Cash flows from financing activities
Quarterly debt repayments	(4)	(4)
Proceeds from the exercise of stock options	—	2
Dividends paid	(20)	(19)

Net cash used in financing activities	(24)	(21)
Effect of foreign currency exchange rate changes on cash	6	2

Net decrease in cash and equivalents	(173)	(40)
Cash and equivalents at beginning of period	333	367

Cash and equivalents at end of period	$160	$327

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Equity (Unaudited)

	Common Stock				Accumulated
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	(in millions, except number of common shares)
Balance at September 30, 2007	149,524,737	$0.001	$579	$(614)	$(1)	$(36)
Comprehensive loss:
Net loss				(16)		(16)
Foreign currency translation adjustment					4	4
Deferred losses on derivative financial instruments					(5)	(5)

Total comprehensive loss				(16)	(1)	(17)
Impact of change in accounting (a)				3		3
Issuance of stock options and restricted shares of common stock	(2,266)		3			3

Balance at December 31, 2007	149,522,471	$0.001	$582	$(627)	$(2)	$(47)

(a)	See Note 2, Basis of Presentation.

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the Recorded Music and Music Publishing businesses of Time Warner Inc. (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). The original Investor Group included affiliates of Thomas H. Lee Partners L.P. (“THL”), affiliates of Bain Capital Investors, LLC (“Bain”), affiliates of Providence Equity Partners, Inc. (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

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

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company. In January 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels. (See Note 5)

Outside the U.S., recorded music activities are conducted in more than 50 countries through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records.

Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record label and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA Global, which provides ADA’s distribution services to independent labels outside of the U.S. through a network of affiliated and non-affiliated distributors.

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

The Company’s Music Publishing operations include Warner/Chappell its global Music Publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, New Line Cinema and Warner Bros. Studios.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

The consolidated balance sheet at September 30, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (Registration No. 001-32502).

Basis of Consolidation

The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. Significant inter-company balances and transactions have been eliminated.

New Accounting Pronouncements

In October 2007, the Company adopted the provisions of FASB Statement No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 also prescribes guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. Upon adoption of FIN 48, the Company recorded a cumulative adjustment of $3 million as a decrease in deferred taxes, with a corresponding adjustment to the opening balance of retained deficit. As of the date of adoption, the Company had $1 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the date of adoption and December 31, 2007, the Company had accrued no material interest and penalties.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended September 30, 2004 through September 30, 2006.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements “ (“FAS 157”) . FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on our consolidated financial statements. The Company will adopt the provisions of FAS 157 in fiscal 2009.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”)”—including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on our consolidated financial statements. The Company will adopt the provisions of FAS 159 in fiscal 2009.

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive (loss) income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts, as well as changes to the minimum pension liability. The following summary sets forth the components of comprehensive (loss) income, net of related taxes, for the three months ended December 31, 2007 and 2006 (in millions):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net (loss) income	$(16)	$18
Foreign currency translation gains (losses) (a)	4	(6)

Derivative financial instruments losses	(5)	(1)

Comprehensive (loss) income	$(17)	$11

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Numerator:

Basic and diluted net (loss) income per common share:
Net (loss) income	$(16)	$18

Denominator:
Weighted average common shares outstanding for basic calculation (a)	147.2	144.9

Dilutive effect of options and restricted stock	—	6.6
Weighted average common outstanding shares for diluted calculation	147.2	151.5

Net (loss) income per common share—basic	$(0.11)	$0.12

Net (loss) income per common share—diluted	$(0.11)	$0.12

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net (loss) income per common share excludes an adjustment to the weighted-average common shares outstanding for the potential dilution that would occur if the Company’s stock options were exercised or the Company’s restricted stock had vested. In the periods reported, the effect of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted shares would have been antidilutive and accordingly, the following share amounts were excluded from the calculation of diluted net (loss) income per share (in millions):

Three Months Ended December 31, 2007
Stock options	1.0
Restricted stock	2.1

5. Significant Acquisitions and Dispositions

Acquisition of Interest in Frank Sinatra Estate

The Company acquired a 50% interest in Frank Sinatra Enterprises, LLC (“FSE”) on November 19, 2007 for $50 million. FSE is a limited liability company established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The transaction was accounted for under the purchase method of accounting, based on the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and the results of operations of FSE have been included in the Company’s results of operations from the date of the acquisition. The purchase price has been preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog of $33 million, trademarks of $10 million and goodwill of $7 million.

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

In connection with the signing of the initial agreement in December 2006, the Company loaned Roadrunner approximately $52 million in the form of a promissory note. The note was repaid in connection with the close of the acquisition on January 29, 2007. In addition, in connection with the closing, the Company loaned the minority owner approximately $14.3 million in the form of a promissory note, which bears an annual simple rate of interest of 4.73% and matures in six years.

6. Inventories

Inventories consist of the following (in millions):

	December 31, 2007	September 30, 2007
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$59	$56
Published sheet music and song books	2	2

	$61	$58

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2007 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2007 (audited)	$474	$591	$1,065
Acquisitions	20	—	20
Other adjustments	(5)	—	(5)
Impairment	(18)	—	(18)

Balance at December 31, 2007 (unaudited)	$471	$591	$1,062

The acquisition of goodwill primarily relates to the Company’s investment in FSE, as well as several smaller acquisitions that occurred in the three months ended December 31, 2007.

During the three months ended December 31, 2007, the Company determined that it would shut down the operations of Bulldog Entertainment, an entertainment services company. As a result of this triggering event, the Company performed an impairment test and determined that an impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company recorded $18 million related to the impairment of goodwill in the three months ended December 31, 2007. The Company shut down these operations in January 2008 and it will report this as a discontinued operation in the second quarter of fiscal 2008.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2007	Acquisitions (a)	Other (b)	December 31, 2007
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog	$1,319	42	1	$1,362
Music publishing copyrights	916	11	10	937
Artist contracts	66	6	—	72
Trademarks	11	10	—	21
Other intangible assets	6	—	—	6

	2,318	69	11	2,398
Accumulated amortization	(686)			(740)

Total net intangible assets subject to amortization	1,632			1,658
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,732			$1,758

(a)	The acquisitions primarily relate to $33 million of music catalog and $10 million of trademarks acquired in the connection with the investment in FSE.
(b)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Realignment Plan for Fiscal Year 2007

In the second quarter of fiscal 2007, the Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes included a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan was also designed to improve the operating effectiveness of the Company’s current businesses and to realign its management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The plan consists of reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company has also shifted resources from the physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan has also resulted in the outsourcing of some back-office functions as a cost-savings measure.

The changes described were implemented in fiscal 2007. The Company incurred substantially all of the costs associated with the realignment plan in fiscal 2007. The Company incurred approximately $50 million of restructuring costs and $13 million of implementation costs in connection with the plan. In connection with the plan, the Company reduced headcount by approximately 400 employees. The Company expects that the majority of any cost savings will be offset by new business initiatives in areas related to digital distribution and video. Restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$16	$1	$17
Additions in the three months ended December 31, 2007	—	—	—
Cash paid during the three months ended December 31, 2007	(4)	—	(4)

Liability as of December 31, 2007	$12	$1	$13

Acquisition-Related Restructuring Costs

As of December 31, 2007, the Company had approximately $21 million of liabilities for acquisition-related restructuring costs. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining costs by the end of fiscal year 2008. Restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$3	$19	$22
Cash paid during the three months ended December 31, 2007	—	—	—
Non-cash reductions during the three months ended December 31, 2007 (a)	—	(1)	(1)

Liability as of December 31, 2007	$3	$18	$21

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter, co-publisher and other contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	December 31, 2007	September 30, 2007
	(unaudited)	(audited)
Senior secured credit facility:
Term loan (a)	$1,392	$1,396

	1,392	1,396
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (b)	199	202
9.5% Senior Discount Notes due 2014—Holdings (c)	215	210

Total debt	2,271	2,273
Less current portion	(17)	(17)

Total long-term debt	$2,254	$2,256

(a)	Decrease in debt is a result of quarterly principal payments of our term loans under our senior secured credit facility.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.
(c)	Change represents the accrual of interest on the discount notes in the form of an increase in the accreted value of the discount notes.

Restricted Net Assets

The Company is a holding company that conducts substantially all its business operations through its subsidiary, Acquisition Corp. and its subsidiaries. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the 7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014, the 8.125% Sterling-denominated Senior Subordinated Notes due 2014, issued by Acquisition Corp. (collectively, the “Acquisition Corp. Senior Subordinated Notes”) and the indenture for the 9.5% Senior Discount Notes due 2014 issued by Holdings (“Holdings Discount Notes”).

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three months ended December 31, 2007 and 2006 (in millions):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Recorded Music	$2	$2
Music Publishing	—	—
Corporate expenses	1	1

Total	$3	$3

During the three months ended December 31, 2007, the Company awarded 1,637,010 stock options to its employees.

11. Shareholders’ Deficit

Return of Capital and Dividends Paid

On September 4, 2007, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on October 24, 2007 to the Company’s shareholders, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

Dividend Declaration

On February 6, 2008, the Company declared a dividend of $0.13 per share of common stock, or approximately $19 million in the aggregate. The dividend is payable on February 29, 2008 to stockholders of record as of the close of business on February 21, 2008.

Vesting of Restricted Stock

During the three months ended December 31, 2007, 272,994 shares of restricted stock purchased by or awarded to certain employees vested.

12. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. That motion is scheduled for argument on March 25, 2008 and the Court’s determination of the issues raised by the motion is expected shortly afterwards. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). Similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targeted Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleged that these restrictions arose, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions might lead to a distortion of competition, infringing Article 81 of the EC Treaty. We submitted that our practices had not infringed Article 81 of the EC Treaty and presented arguments to that effect in our response. On January 9, 2008, the EC announced that its proceedings had clarified that it was not the agreements between Apple and the major record companies which determined how the iTunes store was organized in Europe and that, consequently, it did not intend to take further action in the case.

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

13. Derivative Financial Instruments

During the three months ended December 31, 2007, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments for the first quarter of fiscal year 2008. As of December 31, 2007, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded deferred losses in comprehensive income of $7 million, as well as $2 million of deferred net gains in comprehensive income related to foreign currency hedging.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact its consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
December 31, 2007
Revenues	$850	$144	$(5)	$989
OIBDA	136	21	(28)	129
Depreciation of property, plant and equipment	(9)	(1)	(3)	(13)
Amortization of intangible assets	(38)	(16)	—	(54)
Impairment of goodwill	(18)	—	—	(18)

Operating income (loss)	$71	$4	$(31)	$44

December 31, 2006
Revenues	$800	$133	$(5)	$928
OIBDA	141	19	(20)	140
Depreciation of property, plant and equipment	(6)	(1)	(3)	(10)
Amortization of intangible assets	(36)	(15)	1	(50)

Operating income (loss)	$99	$3	$(22)	$80

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $51 million and $49 million during the three months ended December 31, 2007 and 2006, respectively. The Company paid approximately $26 million and $20 million of income and withholding taxes in the three months ended December 31, 2007 and 2006, respectively. The Company received $2 million and $5 million of income tax refunds in the three months ended December 31, 2007 and 2006, respectively.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (unaudited)

December 31, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$43	$—	$117	$—	$160
Due from (to) affiliates	10	—	(10)	—	—
Accounts receivable, net	—	—	658	—	658
Inventories	—	—	61	—	61
Royalty advances expected to be recouped within one year	—	—	197	—	197
Deferred tax assets	—	—	47	—	47
Other current assets	—	—	26	—	26

Total current assets	53	—	1,096	—	1,149
Royalty advances expected to be recouped after one year	—	—	241	—	241
Investments in and advances (from) to consolidated subsidiaries	(96)	115	—	(19)	—
Investments	—	—	178	—	178
Property, plant and equipment, net	—	—	127	—	127
Goodwill	—	—	1,062	—	1,062
Intangible assets subject to amortization, net	—	—	1,658	—	1,658
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	80	—	84

Total assets	$(43)	$119	$4,542	$(19)	$4,599

Liabilities and shareholders’ (deficit) equity:
Current liabilities:
Accounts payable	$—	$—	$219	$—	$219
Accrued royalties	—	—	1,289	—	1,289
Taxes and other withholdings	2	—	28	—	30
Dividends payable	4	—	—	—	4
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	—	—	354	—	354

Total current liabilities	6	—	1,907	—	1,913
Long-term debt	—	215	2,039	—	2,254
Deferred tax liabilities, net	—	—	242	—	242
Other noncurrent liabilities	(2)	—	239	—	237

Total liabilities	4	215	4,427	—	4,646

Shareholders’ (deficit) equity	(47)	(96)	115	(19)	(47)

Total liabilities and shareholders’ (deficit) equity	$(43)	$119	$4,542	$(19)	$4,599

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (audited)

September 30, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$74	$—	$259	$—	$333
Due (to) from affiliates	(2)	—	2	—	—
Accounts receivable, net	—	—	555	—	555
Inventories	—	—	58	—	58
Royalty advances expected to be recouped within one year	—	—	176	—	176
Deferred tax assets	—	—	40	—	40
Other current assets	—	—	33	—	33

Total current assets	72	—	1,123	—	1,195
Royalty advances expected to be recouped after one year	—	—	216	—	216
Investments in and advances (from) to consolidated subsidiaries	(85)	121	—	(36)	—
Investments	—	—	146	—	146
Property, plant and equipment	—	—	133	—	133
Goodwill	—	—	1,065	—	1,065
Intangible assets subject to amortization	—	—	1,632	—	1,632
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	81	—	85

Total assets	$(13)	$125	$4,496	$(36)	$4,572

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$225	$—	$225
Accrued royalties	—	—	1,226	—	1,226
Taxes and other withholdings	2	—	31	—	33
Dividends payable	23	—	—	—	23
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	—	—	358	—	358

Total current liabilities	25	—	1,857	—	1,882
Long-term debt	—	210	2,046	—	2,256
Dividends payable	1	—	—	—	1
Deferred tax liabilities, net	—	—	244	—	244
Other noncurrent liabilities	(3)	—	228	—	225

Total liabilities	23	210	4,375	—	4,608

Shareholders’ (deficit) equity	(36)	(85)	121	(36)	(36)

Total liabilities and shareholders’ (deficit) equity	$(13)	$125	$4,496	$(36)	$4,572

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Three Months Ended December 31, 2007 and 2006

	Three months ended December 31, 2007
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$989	$—	$989
Costs and expenses:
Cost of revenues	—	—	(545)	—	(545)
Selling, general and administrative expenses	—	—	(331)	—	(331)
Other income	—	—	3	—	3
Amortization of intangible assets	—	—	(54)	—	(54)
Impairment of goodwill	—	—	(18)	—	(18)

Total costs and expenses	—	—	(945)	—	(945)
Operating income	—	—	44	—	44
Interest expense, net	—	(5)	(43)	—	(48)
Equity in the (loss) income of equity-method investees	(16)	(11)	1	27	1
Minority interest expense	—	—	(2)	—	(2)
Other expense	—	—	(1)	—	(1)

(Loss) income before income taxes	(16)	(16)	(1)	27	(6)
Income tax expense	—	—	(10)	—	(10)

Net loss	$(16)	$(16)	$(11)	$27	$(16)

	Three months ended December 31, 2006
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$928	$—	$928
Costs and expenses:
Cost of revenues	—	—	(508)	—	(508)
Selling, general and administrative expenses	—	—	(290)	—	(290)
Amortization of intangible assets	—	—	(50)	—	(50)

Total costs and expenses	—	—	(848)	—	(848)
Operating income	—	—	80	—	80
Interest expense, net	—	(5)	(42)	—	(47)
Equity in the income (loss) of equity method investees	18	23	—	(41)	—

Income before income taxes	18	18	38	(41)	33
Income tax expense	—	—	(15)	—	(15)

Net income	$18	$18	$23	$(41)	$18

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net loss	$(16)	$(16)	$(11)	$27	$(16)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	—	67	—	67
Impairment of goodwill	—	—	18	—	18
Deferred taxes	—	—	(11)	—	(11)
Non-cash interest expense	—	5	7	—	12
Non-cash stock compensation expense	—	—	3	—	3
Other non-cash items	—	—	(1)	—	(1)
Equity in the loss (income) of equity-method investees	16	11	(1)	(27)	(1)
Minority interest	—	—	2	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	—	(96)	—	(96)
Inventories	—	—	(2)	—	(2)
Royalty advances	—	—	(46)	—	(46)
Accounts payable and accrued liabilities	—	—	28	—	28
Other balance sheet changes	(3)	—	10	—	7

Net cash used in operating activities	(3)	—	(33)	—	(36)

Cash flows from investing activities:
Investments and acquisitions	—	—	(117)	—	(117)
Proceeds from the sale of investments	—	—	5	—	5
Capital expenditures	—	—	(7)	—	(7)

Net cash used in investing activities	—	—	(119)	—	(119)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(4)	—	(4)
Increase in intercompany	(8)	—	8	—	—
Return of capital and dividends paid	(20)	—	—	—	(20)

Net cash used in financing activities	(28)	—	4	—	(24)

Effect of foreign currency exchange rate changes on cash	—	—	6	—	6

Net decrease in cash and equivalents	(31)	—	(142)	—	(173)
Cash and equivalents at beginning of period	74	—	259	—	333

Cash and equivalents at end of period	$43	$—	$117	$—	$160

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2006

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$18	$18	$23	$(41)	$18
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	60	—	60
Deferred taxes	—	—	(12)	—	(12)
Non-cash interest expense	—	5	9	—	14
Non-cash stock compensation expense	—	—	3	—	3
Equity in the (loss) income of consolidated subsidiaries	(18)	(23)	—	41	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	(16)	—	(16)
Inventories	—	—	(3)	—	(3)
Royalty advances	—	—	(16)	—	(16)
Accounts payable and accrued liabilities	—	—	(11)	—	(11)
Other balance sheet changes	3	—	(3)	—	—

Net cash provided by operating activities	3	—	34	—	37

Cash flows from investing activities:
Loan to third party	—	—	(52)	—	(52)
Investments and acquisitions	—	—	(16)	—	(16)
Sale of short-term investments	8	—	—	—	8
Proceeds from the sale of buildings	—	—	7	—	7
Capital expenditures	—	—	(5)	—	(5)

Net cash provided by (used in) investing activities	8	—	(66)	—	(58)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(4)	—	(4)
Proceeds from stock options	2	—	—	—	2
Return of capital and dividends paid	(19)	—	—	—	(19)

Net cash used in financing activities	(17)	—	(4)	—	(21)

Effect of foreign currency exchange rate changes on cash	—	—	2	—	2

Net increase (decrease) in cash and equivalents	(6)	—	(34)	—	(40)
Cash and equivalents at beginning of period	41	—	326	—	367

Cash and equivalents at end of period	$35	$—	$292	$—	$327

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, the intention to pay quarterly dividends, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

INTRODUCTION

Warner Music Group Corp. was formed by the Investor Group on November 21, 2003. The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp is one of the world’s major music companies and the successor to the interests of the Recorded Music and Music Publishing businesses of Time Warner. Effective March 1, 2004, Acquisition Corp acquired such interests from Time Warner for approximately $2.6 billion. The original Investor Group included affiliates of THL, affiliates of Bain, affiliates of Providence and Music Capital. Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music

Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

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

•

Results of operations. This section provides an analysis of our results of operations for the three-months ended December 31, 2007 and 2006. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three-months ended December 31, 2007 and 2006, as well as a discussion of our financial condition and liquidity as of December 31, 2007. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Our business is seasonal. Therefore, operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for fiscal year ending September 30, 2008.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company. On January 29, 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels.

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

Our Recorded Music distribution operations include WEA Corp, which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record label and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and the ADA U.K., which provides ADA’s distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, New Line Cinema and Warner Bros. Studios.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge and have not yet reached a level where they offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our Music Publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in recorded music formats such as the CD.

Realignment Plan for Fiscal Year 2007

In the second quarter of fiscal year 2007, the Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes included a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan was also designed to improve the operating effectiveness and efficiency of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The reorganization plan consists of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also continued to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan also resulted in the outsourcing of some back-office functions as a cost-savings measure.

The changes described above were implemented in fiscal year 2007. The Company incurred all of the costs associated with the realignment plan in fiscal year 2007. This included approximately $50 million of restructuring costs and $13 million of implementation costs, primarily all of which were paid in cash. In connection with the plan, the Company reduced headcount by approximately 400 employees. The Company expects the majority of any cost savings to be offset by new business initiatives in areas related to digital distribution and video.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
Revenue by Type
Physical sales	$660	$644	$16	2%
Digital	132	93	39	42%
Licensing	58	63	(5)	-8%

Total Recorded Music	850	800	50	6%
Mechanical	60	59	1	2%
Performance	51	47	4	9%
Synchronization	19	19	—	—
Digital	10	7	3	43%
Other	4	1	3	300%

Total Music Publishing	144	133	11	8%
Intersegment elimination	(5)	(5)	—	—

Total Revenue	$989	$928	$61	7%

Revenue by Geographical Location
U.S. Recorded Music	$400	$362	$38	10%
U.S. Publishing	47	44	3	7%

Total U.S.	447	406	41	10%
International Recorded Music	450	438	12	3%
International Publishing	97	89	8	9%

Total International	547	527	20	4%
Intersegment eliminations	(5)	(5)	—	—

Total Revenue	$989	$928	$61	7%

Total Revenue

Total revenues increased by $61 million, or 7%, to $989 million, from $928 million for the three months ended December 31, 2006. Excluding the favorable impact of foreign currency exchange rates, total revenues increased $7 million or 1%. Recorded Music and Music Publishing revenues comprised 86% and 14% of total revenues, respectively, for both the three months ended December 31, 2007 and 2006. U.S and international revenues comprised 45% and 55% of total revenues for the three months ended December 31, 2007, respectively, compared to 44% and 56% for the three months ended December 31, 2006, respectively.

Total digital revenues increased by $41 million, or 41%, from $100 million for the three months ended December 31, 2006. Excluding the favorable impact of foreign currency exchange rates, total digital sales increased by $38 million. Total digital revenue represented 14% and 11% of consolidated revenues for the three months ended December 31, 2007 and December 31, 2006, respectively. Total digital revenues for the three months ended December 31, 2007 were comprised of U.S. revenues of $95 million, or 67% of total digital revenues, and international revenues of $47 million, or 33% of total digital revenues. Total digital revenues for the three months ended December 31, 2006 were comprised of U.S. revenues of $65 million, or 65% of total digital revenues, and international revenues of $35 million, or 35% of total digital revenues. Total digital revenues for the three months ended December 31, 2007 also included $1 million of intersegment eliminations.

Recorded Music revenues increased by $50 million, or 6%, from $800 million for the three months ended December 31, 2006. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues increased $6 million or 1%, for the three months ended December 31, 2007. The increase was primarily attributable to an increase in digital sales of $36 million offset by decreases of $20 million and $10 million in physical sales and licensing revenues, respectively. The increase in digital revenue reflects the continued growth and development of new distribution channels and the continued proliferation of digital as a preferred means of distribution, as well as a rate increase on revenue from satellite radio products, which was retroactive to January 1, 2007. The decrease in physical sales was driven by the overall industry decline in physical sales as well as weaker international markets, offset in part by recent acquisitions.

Music Publishing revenues increased to $144 million for the three months ended December 31, 2007 as compared to $133 million for the three months ended December 31, 2006. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues remained constant year over year.

Revenue by Geographical Location

U.S. revenues increased by $41 million, or 10%, due to an increase of $28 million in Recorded Music digital revenue which was driven by continued growth and development of new distribution channels as well as a rate increase on revenue from satellite radio products. In addition, U.S. physical sales increased $28 million driven by the release in October 2007 of the largest selling album of calendar 2007 in the U.S. according to SoundScan, “Noel” by Josh Groban, as well as several other releases in the quarter which had significant sales during the holiday season. In addition, there was an increase in U.S. Music Publishing revenues of $3 million. These increases were offset by a decrease in U.S. licensing revenues of $18 million, primarily due to the signing of several significant licensing deals in the prior-year quarter.

International revenues increased by $20 million, or 4%, from $527 million for the three months ended December 31, 2006. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $35 million, or 6%, for the three months ended December 31, 2007. This decrease was primarily related to the decrease in international physical sales of $48 million, or 12%, which was driven by the overall industry decline in physical sales and weaker international markets. In addition, the prior year quarter reflects significant sales of several successful international releases, primarily in Japan. International Music Publishing revenues decreased $3 million, or 3% primarily related to a decrease in performance revenue. Offsetting these decreases was an increase of $8 million in international digital sales and an increase of $8 million in licensing sales due primarily to continued focus in this area.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
Artist and repertoire costs	$344	$340	$4	1%
Product costs	182	149	33	22%
Licensing costs	19	19	—	—

Total cost of revenues	$545	$508	$37	7%

Our cost of revenues increased by $37 million, or 7%, from $508 million for the three months ended December 31, 2006. Excluding the impact of foreign currency exchange rates, our cost of revenues increased $4 million, or 1%, for the three months ended December 31, 2007. Expressed as a percent of revenues, cost of revenues was 55% for each of the three months ended December 31, 2007 and 2006.

Artist and repertoire costs decreased as a percentage of revenues from 37% in the prior year to 35% in the current year driven primarily by lower royalty rates on products sold in the quarter compared with those in the prior year as well as a decrease in advances paid to unproven artists, which are expensed when paid.

Product costs increased from 16% of revenues in the three months ended December 31, 2006 to 18% of revenues in the three months ended December 31, 2007. The increase was due to a change in product mix, including an increase in third-party distribution sales and higher distribution rates on third-party distribution sales, as well as the sale of higher cost products, including CD/DVD combinations and box sets.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
General and administrative expense (1)	$150	$120	$30	25%
Selling and marketing expense	161	153	8	5%
Distribution expense	20	17	3	18%

Total selling, general and administrative expense	$331	$290	$41	14%

(1)	Includes depreciation expense of $13 million and $10 million for the years ended December 31, 2007, and 2006, respectively.

Selling, general and administrative expenses increased by $41 million, or 14%, to $331 million for the three months ended December 31, 2007. Excluding the impact of foreign currency exchange rates, selling, general and administrative expenses increased $27 million, or 9%, for the three months ended December 31, 2007. Expressed as a percent of revenues, selling, general and administrative expenses were 33% and 31% for the three months ended December 31, 2007 and 2006, respectively. Selling costs, including distribution costs, increased by $11 million, driven by the increase in sales in the first quarter of this year.

General and administrative costs increased by $30 million compared to the three months ended December 31, 2006. The increase in general and administrative costs reflects various upgrades to our IT infrastructure, including financial reporting systems, as well as an increase related to recent acquisitions.

Other income

Other income of $3 million for the three months ended December 31, 2007 relates primarily to our share of a contingent payment related to the settlement with Kazaa recorded in the current quarter. We previously announced the settlement of a copyright infringement lawsuit with Kazaa and recorded an estimate of amounts we expected to receive. Our share of the settlement amount, including the contingent payment, was received in the first quarter of the fiscal year.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
OIBDA	$129	$140	$(11)	-8%
Depreciation expense	(13)	(10)	(3)	30%
Amortization expense	(54)	(50)	(4)	8%
Impairment of goodwill	(18)	—	(18)	—

Operating income	44	80	(36)	-45%
Interest expense, net	(48)	(47)	(1)	2%
Equity in the income of equity-method investees net	1	—	1	—
Minority interest expense	(2)	—	(2)	—
Other expense, net	(1)	—	(1)	—

Income before income taxes	(6)	33	(39)	-118%
Income tax expense	(10)	(15)	5	-33%

Net (loss) income	$(16)	$18	$(34)	-189%

OIBDA

Our OIBDA decreased by $11 million to $129 million for the three months ended December 31, 2007 as compared to $140 million for the three months ended December 31, 2006. Excluding the impact of foreign currency exchange rates, OIBDA decreased $18 million, or 12%, for the three months ended December 31, 2007. Expressed as a percentage of revenues, total OIBDA margin was 13% for the three months ended December 31, 2007 as compared to 15% for the three months ended December 31, 2006. The decrease in OIBDA reflects the prior-year benefit related to sales of higher-margin international products, primarily in Japan, an increase in third-party distribution revenue and an increase in general and administrative costs in the current quarter.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $3 million to $13 million for three months ended December 31, 2007. The increase primarily relates to additional depreciation related to new assets resulting from higher capital spending along with acquisitions and investments in IT infrastructure.

Amortization expense

Amortization expense for the three months ended December 31, 2007 increased by $4 million, or 8%, to $54 million. Excluding the impact of foreign currency exchange rates, amortization expense increased by $2 million, which relates to additional amortization associated with recent acquisitions of certain recorded music catalog assets, including Roadrunner, and the acquisition of various music publishing copyrights.

Impairment of goodwill

During the three months ended December 31, 2007, the Company determined that it would shut down the operations of Bulldog Entertainment, an entertainment services company acquired in May 2007. As a result the Company performed an impairment test and determined that an impairment charge was necessary to adjust the assets to fair market value. The Company recorded $18 million related to the impairment of goodwill in the three months ended December 31, 2007. The company’s operations were shut down in January 2008 and it will be reported as a discontinued operation in the second quarter of fiscal 2008.

Operating income

Our operating income decreased $36 million, to $44 million for the three months ended December 31, 2007 as compared to $80 million for the prior year. The decrease in operating income was primarily a result of the decrease in OIBDA, and the increase in amortization and depreciation expense and the impairment of goodwill, which are all more fully discussed above.

Interest expense, net

Our interest expense, net, increased $1 million to $48 million for the three months ended December 31, 2007 as compared to $47 million for the three months ended December 31, 2006. This was the result of interest rate fluctuations.

See “—Financial Condition and Liquidity” for more information.

Equity in the income of equity-method investees, net

We recorded $1 million of equity in the income of equity-method investees for the three months ended December 31, 2007.

Minority interest expense

Minority interest expense for the three months ended December 31, 2007 was $2 million, which related to the acquisition of several majority-owned affiliates during the prior year.

Other expense, net

Other income (expense), net for the three months ended December 31, 2007 reflects currency exchange movements associated with inter-company receivables and payables that are short-term in nature and realized gains and losses on certain foreign currency hedging activities, offset by a gain on the sale of shares of a cost-method investment.

Income tax expense

Income tax expense was $10 million for the three months ended December 31, 2007 compared to $15 million for the three months ended December 31, 2006. Although there is a decline in pretax income, no proportional decrease in the tax provision occurred as a result of our generating losses in certain jurisdictions for which no tax benefit is recognized. In addition, the income tax expenses for the three months ended December 31, 2007 included a tax benefit of $6 million related to enacted tax rate changes in various jurisdictions.

Net (loss) income

Our net income decreased by $34 million, to a net loss of $16 million for the three months ended December 31, 2007 as compared to net income of $18 million for the three months ended December 31, 2006. The decrease in net loss is primarily the result of the impairment of goodwill and a decrease in OIBDA as discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
Recorded Music
Revenue	$850	$800	$50	6%
OIBDA	136	141	(5)	-4%
Operating income	$71	$99	$(28)	-28%

Music Publishing
Revenue	$144	$133	$11	8%
OIBDA	21	19	2	11%
Operating income	$4	$3	$1	33%

Corporate expenses and eliminations
Revenue	$(5)	$(5)	$—	—
OIBDA	(28)	(20)	(8)	40%
Operating loss	$(31)	$(22)	$(9)	41%

Total
Revenue	$989	$928	$61	7%
OIBDA	129	140	(11)	-8%
Operating income	$44	$80	$(36)	-45%

Recorded Music

Revenues

Recorded Music revenues increased by $50 million, or 6%, to $850 million for the three months ended December 31, 2007 from $800 million for the three months ended December 31, 2006. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues increased $6 million, or 1% for the three months ended December 31, 2007. Recorded Music revenues represented 86% of consolidated revenues, prior to corporate and revenue eliminations, for each of the three months ended December 31, 2007 and 2006. International Recorded Music revenues were $450 million and $438 million, or 53% and 55% of consolidated Recorded Music revenues for the three months ended December 31, 2007 and 2006, respectively.

The increase in Recorded Music revenues, excluding the impact of foreign currency exchange rates, was primarily attributable to an increase in digital sales of $36 million, or 38%, offset by a $20 million decrease in physical sales and a $10 million decrease in licensing revenues. The increase in digital revenue reflects the continued growth and development of new distribution channels and the continued proliferation of digital as a preferred means of distribution and was comprised of an increase in U.S. digital sales of $28 million and an increase in international digital sales of $8 million. Digital sales comprised approximately 16% of Recorded Music revenues for the three months ended December 31, 2007, up from 11% of Recorded Music revenues in the three months ended December 31, 2006 which is reflective of the shifting of the market to digital media from physical media. The decrease in physical sales was driven by the overall industry decline in physical sales and weaker international markets, offset by the success of several top-selling albums, including the top-selling album in the U.S. for calendar year 2007 which was released in October 2007 as well as an increase in third-party distribution sales, and recent acquisitions. The decrease in licensing revenues related primarily to the signing of several significant licensing deals in the prior year quarter.

OIBDA and Operating Income

Recorded Music OIBDA was $136 million for the three months ended December 31, 2007 as compared to $141 million for the three months ended December 31, 2006. Recorded Music operating income included the following (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
OIBDA	$136	$141	$(5)	-4%
Depreciation and amortization	(47)	(42)	(5)	12%
Impairment of goodwill	(18)	—	(18)	—

Operating income	$71	$99	$(28)	-28%

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
Artist and repertoire costs	$242	$245	$(3)	-1%
Product costs	182	149	33	22%
Licensing	19	19	—	—

Total cost of revenues	$443	$413	$30	7%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
General and administrative expense (1)	$106	$83	$23	28%
Selling and marketing Expense	158	152	6	4%
Distribution expense	19	17	2	12%

Total selling, general and administrative expense	$283	$252	$31	12%

(1)	Includes depreciation expense of $9 million and $6 million for the three months ended December 31, 2007 and 2006, respectively.

Recorded Music operating income decreased by $28 million, or 28% due to the decreases in OIBDA described below, the impairment of goodwill, and an increase in depreciation and amortization expense. During the three months ended December 31, 2007, the Company determined that it would shut down the operations of Bulldog Entertainment, an entertainment services company acquired in May 2007. The Company recorded $18 million related to the impairment of goodwill in the three months ended December 31, 2007. The company’s operations were shut down in January 2008 and it will be reported as a discontinued operation in the second quarter of fiscal 2008.

Recorded Music OIBDA decreased by $5 million, or 4%, to $136 million for the three months ended December 31, 2007 compared to $141 million for the three months ended December 31, 2006. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 16% and 18% for the three months ended December 31, 2007 and 2006, respectively. Excluding the impact of foreign currency exchange rates, OIBDA decreased by $12 million due to the prior year benefit related to sales of higher-margin international products, primarily in Japan, and the increase in third-party distribution sales.

Cost of revenues

Recorded Music cost of revenues expenses increased $30 million, or 7% for the three months ended December 31, 2007. Excluding the impact of foreign currency exchange rates, Recorded Music cost of revenues increased by $6 million, or 1%. This was composed of an increase in product costs of $27 million offset by decreases in artist and repertoire costs of $19 million and licensing costs of $2 million. As a percentage of sales, products costs increased by 3% due primarily to a change in product mix, including an increase in third-party distribution sales and the sale of higher-cost products, primarily in international territories. Artist and repertoire costs decreased in line with the decrease in physical sales and reflected changes in product mix, including an increased number of digital products, CD/DVD combinations and box sets, which have varying royalty rates.

Selling, general and administrative costs

Recorded Music selling, general and administrative costs increased $31 million, or 12%, for the three months ended December 31, 2007. Excluding the impact of foreign currency exchange rates, selling, general and administrative costs increased by $17 million, or 6%. This increase was primarily the result of an increase in general and administrative costs which reflects various investments in IT infrastructure and the impact of recent acquisitions.

Music Publishing

Revenues

Music Publishing revenues increased 8% to $144 million for the three months ended December 31, 2007 as compared to $133 million for the three months ended December 31, 2006. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues were flat year-over-year.

Excluding the impact of foreign currency exchange rates, mechanical and performance revenue decreased by $3 million and $1 million, respectively. Mechanical revenue decreased as a result of continued industry-wide declines in physical sales. Synchronization revenue was negatively impacted by the strike of the Writers Guild of America for television production and filmed entertainment, although results were flat year-over-year. Digital and other revenue increased $3 million and $1 million, respectively.

Digital sales represented 7% and 5% of Music Publishing revenues for the three months ended December 31, 2007 and 2006, respectively. Music Publishing revenues represented 14% and 15% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended December 31, 2007 and 2006, respectively.

OIBDA and Operating Income

Music Publishing operating income increased to $4 million for the three months ended December 31, 2007 as compared to $3 million for the three months ended December 31, 2006. Music Publishing operating income includes the following (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
OIBDA	$21	$19	$2	11%
Depreciation and amortization	(17)	(16)	(1)	6%

Operating income	$4	$3	$1	33%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
Artist and repertoire costs	$108	$101	$7	7%

Total cost of revenues	$108	$101	$7	7%

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2007 vs 2006
	2007	2006	$ Change	% Change
General and administrative expense (1)	$16	$14	$2	14%

Total selling, general and administrative expense	$16	$14	$2	14%

(1)	Includes depreciation expense of $1 million for the three months ended December 31, 2007 and 2006, respectively.

Music Publishing operating income increased by $1 million due to the increase in OIBDA described below offset by the increase in amortization.

Music Publishing OIBDA increased $2 million to $21 million for the three months ended December 31, 2007 as compared to $19 million for the three months ended December 31, 2006. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 15% and 14% for the three months ended December 31, 2007 and 2006, respectively. Excluding a $2 million favorable impact of foreign currency exchange rates, Music Publishing OIBDA was flat year-over-year.

Cost of revenues

Excluding the impact of foreign currency exchange rates, Music Publishing artist and repertoire costs decreased by $1 million, which was primarily related to the change in revenue mix discussed above as different royalty rates apply to the different revenue streams.

Selling, general and administrative expenses

Excluding the impact of foreign currency exchange rates, Music Publishing selling, general and administrative costs increased $1 million. This increase was primarily the result of an increase in general and administrative costs of $1 million related primarily to a newly acquired business.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased by $8 million to $28 million for the three months ended December 31, 2007, compared to $20 million for the three months ended December 31, 2006. This increase was primarily the result of an increase in general and administrative costs of $5 million. The increase in general and administrative costs reflects various upgrades to our IT infrastructure, including our financial reporting systems.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2007, we had $2.271 billion of debt, $160 million of cash and equivalents (net debt of $2.111 billion, defined as total debt less cash and equivalents and short-term investments) and a $47 million shareholders’ deficit. This compares to $2.273 billion of debt, $333 million of cash and equivalents, (net debt of $1.940 billion, defined as total debt less cash and equivalents and short-term investments) and a $36 million shareholders’ deficit at September 30, 2007. Net debt increased by $171 million as a result of a $173 million decrease in cash and equivalents as more fully described below, and a $5 million increase related to the accretion on our Holdings Discount Notes, offset by a decrease in debt of $4 million as a result of quarterly principal amortization of our long-term loans under our senior secured credit facility, and a $3 million decrease in foreign exchange rates on our Acquisition Corp. Sterling-denominated Senior Subordinated Notes due 2014.

The $11 million increase in shareholders’ deficit during the three months ended December 31, 2007 consisted of $16 million of net losses for the three months ended December 31, 2007 and deferred losses on derivative financials instruments of $5 million, offset by $3 million of stock compensation, $3 million related to the adoption of FIN 48 and foreign currency exchange movements of $4 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2007 and 2006 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$(36)	$37
Investing activities	(119)	(58)
Financing activities	(24)	(21)

Operating Activities

Cash used in operations was $36 million for the three months ended December 31, 2007 compared to cash provided of $37 million for the three months ended December 31, 2006. The $73 million increase in cash used in operations relates primarily to the timing of sales in the quarter, with prior year sales occurring earlier in the quarter resulting in higher cash collections, and the decrease in OIBDA from the prior year quarter. In addition, cash used in operations reflects an increase in songwriter and artist advance payments during the quarter.

Investing Activities

Cash used in investing activities was $119 million three months ended December 31, 2007 as compared to $58 million for the three months ended December 31, 2006. The $119 million of cash used in investing activities in the three months ended December 31, 2007 consisted primarily of the investment in FSE for $50 million, additional smaller acquisitions totaling $23 million, net of cash acquired, and $11 million to acquire music publishing rights. In addition, cash used in investing activities reflects $35 million invested in cost-method investments including LaLa.com. The $58 million of cash used in investing activities in the three months ended December 31, 2006 related primarily to a $52 million loan made in connection with the acquisition of Roadrunner, which was repaid in connection with the closing of acquisition in the second quarter of fiscal 2007. In addition, cash used in investing activities reflected the acquisition of a video production company in the U.K. and $5 million of capital expenditures, offset in part by cash received from the sale of several buildings.

Financing Activities

Cash used in financing activities was $24 million for the three months ended December 31, 2007 compared to $21 million for the three months ended December 31, 2006. The $24 million of cash used in financing activities in the three months ended December 31, 2007 consisted of our quarterly repayments of debt and dividend payments. The $21 million of cash used in financing activities in the three months ended December 31, 2006 primarily consisted of our quarterly repayment of debt and the payment of a quarterly dividend, offset in part by the receipt of cash for the exercise of stock options.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of December 31, 2007) revolving line of credit of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements and any regular quarterly dividends we may elect to pay. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of December 31, 2007, our long-term debt consisted of $1.392 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $664 million of Acquisition Corp. Senior Subordinated Notes and $215 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of December 31, 2007.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.392 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2007, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of February 4, 2008, our term loan facility was rated Ba2- by S&P and BB- by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of December 31, 2007, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in certain of our leverage ratios. We also are required to pay customary letter of credit fees, as necessary.

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

Senior Subordinated Notes of Acquisition Corp.

Acquisition Corp. has outstanding two tranches of senior subordinated notes due 2014: $465 million principal amount of U.S. dollar-denominated notes and £100 million principal amount of Sterling-denominated notes (collectively, the “Subordinated Notes”). The Subordinated Notes mature on April 15, 2014. The Subordinated Notes bear interest at a fixed rate of 7.375% per annum on the $465 million dollar notes and 8.125% per annum on the £100 million sterling notes. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Holdings Notes

In December 2004, Holdings issued the Holdings Notes. In connection with our initial public offering, we used $517 million of proceeds from the offering along with $57 million of available cash to redeem certain of the Holdings Notes outstanding. As of December 31, 2007, Holdings had $215 million of debt on its balance sheet relating to such securities, net of issuance discounts.

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

Dividends

We intend to pay regular quarterly dividends on our common stock outstanding in an amount not to exceed $80 million per year. The board will evaluate whether to pay a dividend on a quarterly basis and will base its decisions on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our board of directors may deem relevant. Accordingly, the Company may elect to discontinue payment of its quarterly dividend in connection with any such quarterly evaluation.

Dividend Declaration

On February 6, 2008, the company declared a dividend of $0.13 per share of common stock, or approximately $19 million in the aggregate. The dividend is payable on February 29, 2008 to stockholders of record as of the close of business on February 21, 2008.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility, and has a maximum annual capital expenditures limitation. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of December 31, 2007, we were in compliance with all covenants under the credit facility.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio, as defined, would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio, as defined, would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio, as defined, would not exceed 4.25 to 1.0. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Notes, respectively.

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements, capital expenditure requirements and any payment of regular dividends on our common stock for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by contractual restrictions, general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 19 to our audited consolidated financial statements for the twelve months ended September 30, 2007, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2007, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2007.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Mexican peso, Swedish krona, and Australian dollar. During the three months ended December 31, 2007, the Company entered into additional foreign exchange hedge contracts and, as of December 31, 2007, the Company has outstanding hedge contracts for the sale of $482 million and the purchase of $167 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to December 31, 2007.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our Acquisition Corp. £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of December 31, 2007, these Sterling-denominated notes had a carrying value of approximately $199 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of December 31, 2007. We did not enter into any additional hedges related to this debt subsequent to December 31, 2007.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments during the quarter ended December 31, 2007. The total notional amount of debt hedged as of December 31, 2007 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. This motion is scheduled for argument on March 25, 2008 and the Court’s determination of the issues raised by the motion is expected shortly afterwards. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). Similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targeted Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleged that these restrictions arose, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions might lead to a distortion of competition, infringing Article 81 of the EC Treaty. We submitted that our practices had not infringed Article 81 of the EC Treaty and presented arguments to that effect in our response. On January 9, 2008, the EC announced that its proceedings had clarified that it was not the agreements between Apple and the major record companies which determined how the iTunes store was organized in Europe and that, consequently, it did not intend to take further action in the case.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations such as the recently-launched MVI disc and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. Despite the increase in digital sales, they have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. While, according to IFPI, digital sales have grown as expected, physical sales fell more than expected in calendar 2007 and we cannot determine when the decline in physical sales might be offset by the increase in digital sales. While it is believed within the recorded music industry, that growth in digital sales will re-establish a growth pattern for all recorded music sales, the timing of the recovery cannot be established with accuracy nor can the impact of how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. Tens of billions of illegal files were swapped in 2007, with the ratio of unlicensed tracks downloaded to legal tracks sold of about 20 to 1, according to IFPI. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws and technological means and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

Our business has historically been seasonal. For the fiscal year ended September 30, 2007, we derived approximately 84% of our revenues from our Recorded Music business. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of Recorded Music net sales worldwide during the last three months of the calendar year, making those three months (i.e., our first fiscal quarter) material to our full-year performance. Since the emergence of digital sales, we have noted some shift in this seasonality. We realized 29%, 28% and 32% of

Recorded Music calendar year net sales during the last three months of calendar 2007, 2006 and 2005, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our Recorded Music net sales for the last three months and subsequent quarters of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient Recorded Music net sales in such last three months, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements, payment of regular dividends on our common stock and other obligations. As digital revenue increases as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenues from CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot assure you that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when faced with more opportunities to purchase only their favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. In addition, as new distribution channels continue to develop we have to implement systems to process royalties on these new revenue streams. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due in a timely manner and automate these tasks, we may experience delays as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenue from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell to consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers $0.99 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business. If iTunes were to adopt a lower pricing model for our music recordings or if there is a structural change to other download pricing models, we may receive substantially less per download for our music recordings, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenue could be significantly reduced.

A significant portion of our Music Publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by arbitration proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical rates are set pursuant to an arbitration process under the U.S. Copyright Act unless rates are determined through industry negotiations and performance rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance rates are typically negotiated on an industry-wide basis. The mechanical and performance rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. The U.S. Copyright Office recently decided that the use of compositions as ringtones fall under the compulsory license provisions of section 115 of the Copyright Act. If this decision is not reversed, it may lower the cost of mechanical licenses for ringtones, which would be favorable for our Recorded Music business but unfavorable for our Music Publishing business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an arbitration process under the U.S. Copyright Act unless rates are determined through voluntary negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for these and other income sources are set too low through this process, it could have a material adverse impact on our Recorded Music business or our business prospects.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2007, approximately 51% of our revenues related to operations in foreign territories. For the three months ended December 31, 2007, approximately 55% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2007, we have partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation has been introduced in New York in January 2007 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of three years, potentially affecting the duration of artist contracts. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

In fiscal 2007 we implemented a realignment plan aimed at better aligning our workforce with the changing nature of the music industry. These changes are part of the continued evolution from a traditional record- and songs-based business to a music-based content company and the ongoing management of our cost structure. The changes included a continued redeployment of resources to focus on new business initiatives to help us diversify our revenue streams, including digital opportunities. The realignment plan was designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with declining physical sales. Our future competitiveness depends upon our continued success in implementing these initiatives throughout our operations. Although we will seek to successfully implement these actions in a manner that does not negatively impact our results of operations or impair our ability to compete successfully, we cannot be certain that these actions will accomplish their intended objective. Substantially all of the restructuring charges associated with the realignment plan have required or will require the outlay of cash.

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

In August 2004, Sony Music Entertainment (“Sony”) and Bertelsmann Music Group (“BMG”) merged their recorded music businesses to form Sony BMG. As a result, the recorded music industry now consists of four major players (Universal, Sony BMG, EMI and us) rather than five (Universal, Sony, BMG, EMI and us). Prior to the formation of Sony BMG, there was one appreciably larger major, Universal, and four other majors relatively equal in size. Now there are two appreciably larger majors, Universal and Sony BMG, and two significantly smaller majors, EMI and us. On July 13, 2006, the European Court of First Instance annulled the European Commission’s decision approving the formation of Sony BMG. Sony and Bertelsmann re-applied to the European Commission and the formation of Sony BMG was re-approved by the European Commission in October 2007. We cannot predict what impact the final decision regarding the formation of Sony BMG might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2007, our total consolidated indebtedness was $2.271 billion. In addition, as of December 31, 2007, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million in letters of credit).

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

Holdings, our immediate subsidiary, also will be relying on Acquisition Corp. and its subsidiaries to make payments on its borrowings. If Acquisition Corp. does not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because Acquisition Corp.’s debt agreements have covenants that limit its ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2007 we had approximately 149.5 million shares of common stock outstanding. Approximately 93.3 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition, in 2005, we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8.

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

The following table provides information about purchases by us during the three months ending December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07-10/31/07	10,804	(1)	10.25	—	—
12/1/07-12/31/07	1	(1)	6.17

Total	10,805		10.25	—	—

(1)	Reflects shares of common stock withheld from restricted stock that vested during fiscal year 2008 that were surrendered to the Company to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of our common stock on the date of vesting.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (2)

10.1	Eleventh Supplemental Indenture, dated as of February 5, 2008, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on December 20, 2007 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2008

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)