Form 10-Q
period 2008-03-31
Warner Music Group Corp.
filed 2008-05-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐    (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 6, 2008, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 154,045,528.

WARNER MUSIC GROUP CORP.

Warner Music Group Corp.

Consolidated Balance Sheets

	March 31, 2008	September 30, 2007
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$249	$333
Accounts receivable, less allowances of $178 and $192 million	482	555
Inventories	61	58
Royalty advances expected to be recouped within one year	200	176
Deferred tax assets	49	40
Other current assets	30	33

Total current assets	1,071	1,195
Royalty advances expected to be recouped after one year	242	216
Investments	182	146
Property, plant and equipment, net	128	133
Goodwill	1,074	1,065
Intangible assets subject to amortization, net	1,651	1,632
Intangible assets not subject to amortization	100	100
Other assets	84	85

Total assets	$4,532	$4,572

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$214	$225
Accrued royalties	1,268	1,226
Taxes and other withholdings	26	33
Dividends payable	1	23
Current portion of long-term debt	17	17
Other current liabilities	358	358

Total current liabilities	1,884	1,882
Long-term debt	2,258	2,256
Dividends payable	—	1
Deferred tax liabilities	250	244
Other noncurrent liabilities	243	225

Total liabilities	$4,635	$4,608

Commitments and Contingencies (See Note 12)
Shareholders’ deficit:
Common stock ($0.001 par value; 500,000,000 shares authorized; 154,041,258 and 149,524,737 shares issued and outstanding)	—	—
Additional paid-in capital	583	579
Accumulated deficit	(683)	(614)
Accumulated other comprehensive loss, net	(3)	(1)

Total shareholders’ deficit	$(103)	$(36)

Total liabilities and shareholders’ deficit	$4,532	$4,572

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in millions, except per share data)
Revenues (b)	$800	$784	$1,789	$1,712
Costs and expenses:
Cost of revenues (a)(b)	(413)	(427)	(958)	(935)
Selling, general and administrative expenses (a)(b)	(304)	(275)	(635)	(565)
Other income, net	—	—	3	—
Restructuring costs	—	(12)	—	(12)
Amortization of intangible assets	(55)	(51)	(109)	(101)

Total costs and expenses	(772)	(765)	(1,699)	(1,613)

Operating income from continuing operations	28	19	90	99
Interest expense, net	(47)	(45)	(95)	(92)
Equity in the income of equity-method investees, net	—	—	1	—
Minority interest expense	—	—	(2)	—
Other loss, net	(2)	—	(3)	—

(Loss) income from continuing operations before income taxes	(21)	(26)	(9)	7
Income tax expense	(13)	(1)	(23)	(16)

Loss from continuing operations	$(34)	$(27)	$(32)	$(9)
Loss from discontinued operations, net of taxes	(3)	—	(21)	—

Net loss	$(37)	$(27)	$(53)	$(9)

Net loss per common share:
Basic earnings per share:
Loss from continuing operations	$(0.23)	$(0.19)	$(0.22)	$(0.06)
Loss from discontinued operations	(0.02)	—	(0.14)	—

Net loss	$(0.25)	$(0.19)	$(0.36)	$(0.06)

Diluted earnings per share:
Loss from continuing operations	$(0.23)	$(0.19)	$(0.22)	$(0.06)
Loss from discontinued operations	(0.02)	—	(0.14)	—

Net loss	$(0.25)	$(0.19)	$(0.36)	$(0.06)

Weighted average common shares:
Basic	147.9	145.9	147.5	145.4
Diluted	147.9	145.9	147.5	145.4
(a) Includes depreciation expense of:	$(13)	$(10)	$(26)	$(20)
(b) Includes the following income (expenses) resulting from transactions with related companies
Revenues	$—	$2	$1	$3
Cost of revenues	(1)	—	(1)	(1)
Selling, general and administrative expenses	—	—	—	(4)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2008	Six Months Ended March 31, 2007
	(in millions)
Cash flows from operating activities
Net loss	$(53)	$(9)
Loss from discontinued operations, net of tax	21	—

Loss from continuing operations	(32)	(9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135	121
Deferred taxes	(15)	(22)
Non-cash interest expense	24	27
Non-cash stock-based compensation expense	4	5
Other non-cash items	(1)	—
Equity in the income of equity-method investees	(1)	—
Minority interest expense	2	—
Changes in operating assets and liabilities:
Accounts receivable	94	118
Inventories	—	(7)
Royalty advances	(38)	(28)
Accounts payable and accrued liabilities	(69)	(102)
Other balance sheet changes	(7)	4

Net cash provided by operating activities	96	107

Cash flows from investing activities
Investments and acquisitions	(134)	(57)
Loans to third parties	(3)	(24)
Sales of short-term investments	—	18
Proceeds from the sale of buildings	—	7
Proceeds from the sale of investments	5	—
Capital expenditures	(20)	(13)

Net cash used in investing activities	(152)	(69)

Cash flows from financing activities
Debt repayments	(8)	(8)
Proceeds from the exercise of stock options	—	2
Dividends paid	(42)	(40)

Net cash used in financing activities	(50)	(46)
Effect of foreign currency exchange rate changes on cash	22	3

Net decrease in cash and equivalents	(84)	(5)
Cash and equivalents at beginning of period	333	367

Cash and equivalents at end of period	$249	$362

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Deficit (Unaudited)

	Common Stock
	Shares	(Value at $0.001 par)	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Deficit
	(in millions, except number of common shares)
Balance at September 30, 2007	149,524,737	—	$579	$(614)	$(1)	$(36)
Comprehensive loss:
Net loss	—	—	—	(53)	—	(53)
Foreign currency translation adjustment	—	—	—	—	18	18
Deferred losses on derivative financial instruments	—	—	—	—	(20)	(20)

Total comprehensive loss	—	—	—	(53)	(2)	(55)
Dividends	—	—	—	(19)	—	(19)
Impact of change in accounting (a)	—	—	—	3	—	3
Issuance of stock options and restricted shares of common stock	4,516,521	—	4	—	—	4

Balance at March 31, 2008	154,041,258	—	$583	$(683)	$(3)	$(103)

(a)	See Note 2, Basis of Presentation.

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

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company. In January 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels (see Note 5). The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Lava, Nonesuch, Reprise, Sire and Word.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created and replicated for sale to consumers both in the digital as well as the physical (primarily CD) format.

The Company’s recorded music products are sold through multiple channels. Digital music content is generally sold through two primary channels: online and mobile. Digital recorded music products are sold to online digital retailers such as Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. Both digital and physical recorded music are also sold to online physical retailers such as Amazon.com, barnesandnoble.com, bestbuy.com and walmart.com. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver physical product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers.

The sale of digital content is now integrated within all aspects of the Company’s Recorded Music and Music Publishing businesses, including A&R, marketing, promotion and distribution. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams.

In addition, the Company’s new media executives work closely with the A&R departments of its labels to ensure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody and satellite radio, social networking sites such as MySpace and imeem, user-generated content sites such as YouTube, Internet portals, online video and music-centered destinations, such as Joost and Slacker. The Company also works side by side with its mobile and online partners to test new concepts.

As a music content company, the Company has assets beyond its recorded music and music publishing catalogs, such as its music video library, that it now has the opportunity to monetize through digital channels. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

The proportion of digital revenues attributed to each distribution channel varies by region, and since digital music is in the early stages of growth, proportions may change as the roll-out of new technologies continues.

The Company is also diversifying its revenues beyond its traditional businesses by partnering with artists in other areas of their careers. The Company is building capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands it helps create. Expansion of the Company’s capabilities in this area have included strategic acquisitions and partnerships with companies involved in artist management, merchandising, strategic marketing and brand management, ticketing and touring, original programming and video entertainment. The Company believes enhancement of these capabilities will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry, permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, New Line Cinema and Warner Bros. Studios. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our business is seasonal, therefore, operating results for the three- and six-month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

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

New Accounting Pronouncements

In October 2007, the Company adopted the provisions of FASB Statement No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 also prescribes guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. Upon adoption of FIN 48, the Company recorded a cumulative adjustment of $3 million, with a corresponding adjustment to the opening balance of accumulated deficit. As of the date of adoption, the Company had $1 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the date of adoption and March 31, 2008, the Company had accrued no material interest or penalties.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Internal Revenue Service has commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended September 30, 2004 through September 30, 2006.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of this standard is not expected to be material to the Company’s consolidated financial statements. The Company will adopt the provisions of FAS 157 in fiscal 2009.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”)”—including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of this standard is not expected to be material to the Company’s consolidated financial statements. The Company will adopt the provisions of FAS 159 in fiscal 2009.

3. Comprehensive Loss

Comprehensive loss consists of net loss and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net loss. For the Company, the components of other comprehensive loss primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB Statement No. 133, “Accounting for Derivative and Hedging Activities”, which include interest-rate swaps and foreign exchange contracts, as well as changes to the minimum pension liability. The following summary sets forth the components of comprehensive loss, net of related taxes, for the three and six months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net loss	$(37)	$(27)	$(53)	$(9)
Foreign currency translation gains (losses) (a)	14	—	18	(6)
Derivative financial instruments losses	(15)	(6)	(20)	(7)

Comprehensive loss	$(38)	$(33)	$(55)	$(22)

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

4. Net Loss Per Common Share

The Company computes net loss per common share in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net loss per common share is computed by dividing the net loss applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The calculation of diluted net loss per common share excludes an adjustment to the weighted-average common shares outstanding for the potential dilution that would occur if the Company’s stock options were exercised or the Company’s restricted stock had vested. In the periods reported, the effect of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted shares would have been antidilutive and accordingly, the following share amounts were excluded from the calculation of diluted net loss per share (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Stock options	1.0	2.0	2.0	2.0
Restricted stock	1.0	3.0	1.0	4.0

5. Significant Acquisitions and Dispositions

Acquisition of Interest in Frank Sinatra Estate

The Company acquired a 50% interest in Frank Sinatra Enterprises, LLC (“FSE”) on November 19, 2007 for $50 million. FSE is a limited liability company established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The transaction was accounted for under the purchase method of accounting, based on the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and the results of operations of FSE have been included in the Company’s results of operations from the date of the acquisition. The purchase price has been preliminarily allocated to the underlying net assets acquired in proportion to the estimated fair value, principally as follows: recorded music catalog, $33 million; trademarks, $10 million; and goodwill $7 million.

Acquisition of Roadrunner Music Group

On January 29, 2007, the Company acquired 73.5% of Roadrunner, which includes Roadrunner Records, a leading hard rock and heavy metal label. The transaction was accounted for under the purchase method of accounting, and the results of operations of Roadrunner have been included in the Company’s results of operations from the date of acquisition. The purchase price has been allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog, artist contracts and goodwill. The accompanying consolidated financial statements include the following allocation of the approximately $83 million purchase price, consisting of a cash payment of $59 million and estimated future payment obligations of $24 million: recorded music catalog, $15 million; artists’ contracts, $26 million; goodwill, $39 million; tangible assets, $36 million; and tangible liabilities, $33 million.

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

Discontinued Operations

During the six months ended March 31, 2008, the Company determined that it would shut down the operations of Bulldog Entertainment, an entertainment services company. As a result of this triggering event, the Company performed an impairment test at December 31, 2007 and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down these operations in January 2008 and as such Bulldog Entertainment is reported as a discontinued operation in the consolidated financial statements of the Company. In the six months ended March 31, 2008, the Company recorded a loss related to its discontinued operation of $21 million, which included costs to shut down the operations and an impairment charge related to goodwill of $18 million.

6. Inventories

Inventories consist of the following (in millions):

	March 31, 2008	September 30, 2007
	(unaudited)	(audited)
Compact discs, cassettes and other music-related products	$60	$56
Published sheet music and song books	1	2

	$61	$58

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2008 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2007 (audited)	$474	$591	$1,065
Acquisitions (a)	18	—	18
Disposition (b)	(18)	—	(18)
Other adjustments (c )	9	—	9

Balance at March 31, 2008 (unaudited)	$483	$591	$1,074

(a)	Acquisitions include $8 million of goodwill acquired as part of an investment in FSE as more fully described in Note 5, as well as $9 million related to the acquisition during the quarter ended March 31, 2008 of a tour, production, promotion, and booking company.
(b)	Disposition relates to the impairment and discontinued operation of Bulldog Entertainment as more fully described in Note 5.
(c)	Other represents foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2007	Acquisitions (a)	Other (b)	March 31, 2008
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog	$1,319	44	9	$1,372
Music publishing copyrights	916	17	39	972
Artist contracts	66	7	2	75
Trademarks	11	10	—	21
Other intangible assets	6	—	—	6

	2,318	78	50	2,446
Accumulated amortization	(686)			(795)

Total net intangible assets subject to amortization	1,632			1,651
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,732			$1,751

(a)	The acquisitions primarily relate to $33 million of music catalog and $10 million of trademarks acquired in the connection with the investment in FSE as more fully described in Note 5.
(b)	Other represents foreign currency translation adjustments.

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

The plan consisted of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also continued to shift resources from the physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan also resulted in the outsourcing of some back-office functions as a cost-savings measure.

The changes described above were implemented in fiscal year 2007. The Company incurred substantially all of the costs associated with the realignment plan in fiscal year 2007. This included approximately $50 million of restructuring costs and $13 million of implementation costs. In connection with the plan, the Company reduced headcount by approximately 400 employees. The Company expects that the majority of any cost savings will be offset by new business initiatives in areas related to digital distribution and video. Restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$16	$1	$17
Cash paid during the six months ended March 31, 2008	(10)	—	(10)

Liability as of March 31, 2008	$6	$1	$7

Acquisition-Related Restructuring Costs

As of March 31, 2008, the Company had approximately $19 million of liabilities for Acquisition-related restructuring costs. These relate to restructuring efforts implemented in fiscal 2005 following the Acquisition. These liabilities represent estimates of future cash obligations for all restructuring activities that have been implemented, as well as for all restructuring activities that have been committed to by management but have yet to occur. The outstanding balance of these liabilities primarily relates to extended payment terms for severance obligations and long-term lease obligations for vacated facilities. These remaining lease obligations are expected to be settled by 2019. The Company expects to pay the majority of the remaining costs by the end of fiscal year 2008. Restructuring costs consist of the following (in millions):

	Employee Terminations	Other Exit Costs	Total
Liability as of September 30, 2007	$3	$19	$22
Cash paid during the six months ended March 31, 2008	(1)	—	(1)
Non-cash reductions during the six months ended March 31, 2008 (a)	—	(2)	(2)

Liability as of March 31, 2008	$2	$17	$19

(a)	Principally relates to changes in foreign currency exchange rates and the non-cash write-off of the carrying value of advances relating to terminating certain artist, songwriter, co-publisher and other contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	March 31, 2008	September 30, 2007
	(unaudited)	(audited)
Senior secured credit facility:
Term loan (a)	$1,388	$1,396
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (b)	201	202
9.5% Senior Discount Notes due 2014—Holdings (c)	220	210
Other	1	—

Total debt	2,275	2,273
Less current portion	(17)	(17)

Total long-term debt	$2,258	$2,256

(a)	Decrease in debt is a result of quarterly principal amortization payments of our term loans under our senior secured credit facility.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.
(c)	Change represents the accrual of interest on the discount notes in the form of an increase in the accreted value of the discount notes.

Restricted Net Assets

The Company is a holding company that conducts substantially all its business operations through its subsidiary, Acquisition Corp. and its subsidiaries. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the senior secured credit facility of Acquisition Corp., the indenture for the 7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014 and the 8.125% Sterling-denominated Senior Subordinated Notes due 2014 issued by Acquisition Corp. (collectively, the “Acquisition Corp. Senior Subordinated Notes”) and the indenture for the 9.5% Senior Discount Notes due 2014 issued by Holdings (the “Holdings Discount Notes”).

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and six months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Recorded Music	$—	$2	$2	$4
Music Publishing	—	(1)	—	(1)
Corporate expenses	1	1	2	2

Total	$1	$2	$4	$5

During the three months ended March 31, 2008, the Company awarded 4,475,000 stock options and 4,546,312 shares of restricted stock to its employees. During the six months ended March 31, 2008, the Company awarded 6,112,010 stock options and 4,546,312 shares of restricted stock to its employees.

11. Shareholders’ Deficit

Return of Capital and Dividends Paid

On February 6, 2008, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on February 29, 2008 to the Company’s shareholders, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

On September 4, 2007, the Company declared a dividend on its outstanding common stock at a rate of $0.13 per share, or approximately $19 million in the aggregate, which was paid on October 24, 2007 to the Company’s shareholders, except for the portion of the dividends with respect to the unvested restricted stock, which will be paid at such time as such shares become vested.

Dividend Policy

The Company has discontinued its previous policy of paying a regular quarterly dividend. On February 29, 2008, the Company paid its final quarterly dividend of $0.13 per share under the now discontinued policy. The Company currently intends to retain future earnings to build cash on the balance sheet and invest in its business, particularly in A&R. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Vesting of Restricted Stock

During the six months ended March 31, 2008, 1,797,437 shares of restricted stock was purchased by or awarded to certain employees vested.

12. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. The Court heard an argument on this motion on March 25, 2008 and reserved decision. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). Similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targeted Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleged that these restrictions arose, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions might lead to a distortion of competition, infringing Article 81 of the EC Treaty. We submitted that our practices had not infringed Article 81 of the EC Treaty and presented arguments to that effect in our response. On January 9, 2008, the EC announced that its proceedings had clarified that it was not the agreements between Apple and the major record companies which determined how the iTunes store was organized in Europe and that, consequently, it did not intend to take further action in the case. On March 27, 2008, the EC sent a letter to the Company formally confirming that the case has been closed.

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

13. Derivative Financial Instruments

During the six months ended March 31, 2008, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments through the fourth quarter of fiscal year 2008. As of March 31, 2008, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million. For the six months ended March 31, 2008, the Company recorded deferred losses in comprehensive income of $24 million as well as $3 million of deferred net gains in comprehensive income related to foreign currency hedging.

14. Segment Information

As discussed more fully described in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact its consolidated results. All income statement categories exclude the results of discontinued operations. Segment information consists of the following (in millions):

Three Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
March 31, 2008
Revenues	$652	$155	$(7)	$800
OIBDA	70	54	(28)	96
Depreciation of property, plant and equipment	(10)	(1)	(2)	(13)
Amortization of intangible assets	(38)	(17)	—	(55)

Operating income (loss) from continuing operations	$22	$36	$(30)	$28

March 31, 2007
Revenues	$648	$143	$(7)	$784
OIBDA	55	53	(28)	80
Depreciation of property, plant and equipment	(6)	(1)	(3)	(10)
Amortization of intangible assets	(36)	(14)	(1)	(51)

Operating income (loss) from continuing operations	$13	$38	$(32)	$19

Six Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
March 31, 2008
Revenues	$1,502	$299	$(12)	$1,789
OIBDA	206	75	(56)	225
Depreciation of property, plant and equipment	(19)	(2)	(5)	(26)
Amortization of intangible assets	(76)	(33)	—	(109)

Operating income (loss) from continuing operations	$111	$40	$(61)	$90

March 31, 2007
Revenues	$1,448	$276	$(12)	$1,712
OIBDA	196	72	(48)	220
Depreciation of property, plant and equipment	(12)	(2)	(6)	(20)
Amortization of intangible assets	(72)	(29)	—	(101)

Operating income (loss) from continuing operations	$112	$41	$(54)	$99

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $80 million and $73 million during the six months ended March 31, 2008 and 2007, respectively. The Company paid approximately $36 million and $37 million of income and withholding taxes in the six months ended March 31, 2008 and 2007, respectively. The Company received $3 million and $6 million of income tax refunds in the six months ended March 31, 2008 and 2007, respectively.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (unaudited)

March 31, 2008

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$98	$—	$151	$—	$249
Accounts receivable, net	—	—	482	—	482
Inventories	—	—	61	—	61
Royalty advances expected to be recouped within one year	—	—	200	—	200
Deferred tax assets	—	—	49	—	49
Other current assets	—	—	30	—	30

Total current assets	98	—	973	—	1,071
Royalty advances expected to be recouped after one year	—	—	242	—	242
Investments in and advances (from) to consolidated subsidiaries	(201)	15	—	186	—
Investments	—	—	182	—	182
Property, plant and equipment, net	—	—	128	—	128
Goodwill	—	—	1,074	—	1,074
Intangible assets subject to amortization, net	—	—	1,651	—	1,651
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	4	80	—	84

Total assets	$(103)	$19	$4,430	$186	$4,532

Liabilities and shareholders’ (deficit) equity:
Current liabilities:
Accounts payable	$—	$—	$214	$—	$214
Accrued royalties	—	—	1,268	—	1,268
Taxes and other withholdings	2	—	24	—	26
Dividends payable	1	—	—	—	1
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	—	—	358	—	358

Total current liabilities	3	—	1,881	—	1,884
Long-term debt	—	220	2,038	—	2,258
Deferred tax liabilities, net	—	—	250	—	250
Other noncurrent liabilities	(3)	—	246	—	243

Total liabilities	—	220	4,415	—	4,635

Shareholders’ (deficit) equity	(103)	(201)	15	186	(103)

Total liabilities and shareholders’ (deficit) equity	$(103)	$19	$4,430	$186	$4,532

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (audited)

September 30, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$74	$—	$259	$—	$333
Due (to) from affiliates	(2)	—	2	—	—
Accounts receivable, net	—	—	555	—	555
Inventories	—	—	58	—	58
Royalty advances expected to be recouped within one year	—	—	176	—	176
Deferred tax assets	—	—	40	—	40
Other current assets	—	—	33	—	33

Total current assets	72	—	1,123	—	1,195
Royalty advances expected to be recouped after one year	—	—	216	—	216
Investments in and advances (from) to consolidated subsidiaries	(85)	121	—	(36)	—
Investments	—	—	146	—	146
Property, plant and equipment	—	—	133	—	133
Goodwill	—	—	1,047	—	1,047
Intangible assets subject to amortization	—	—	1,632	—	1,632
Intangible assets not subject to amortization	—	—	100	—	100
Assets of discontinued operations	—	—	18	—	18
Other assets	—	4	81	—	85

Total assets	$(13)	$125	$4,496	$(36)	$4,572

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$225	$—	$225
Accrued royalties	—	—	1,226	—	1,226
Taxes and other withholdings	2	—	31	—	33
Dividends payable	23	—	—	—	23
Current portion of long-term debt	—	—	17	—	17
Other current liabilities	—	—	358	—	358

Total current liabilities	25	—	1,857	—	1,882
Long-term debt	—	210	2,046	—	2,256
Dividends payable	1	—	—	—	1
Deferred tax liabilities, net	—	—	244	—	244
Other noncurrent liabilities	(3)	—	228	—	225

Total liabilities	23	210	4,375	—	4,608

Shareholders’ (deficit) equity	(36)	(85)	121	(36)	(36)

Total liabilities and shareholders’ (deficit) equity	$(13)	$125	$4,496	$(36)	$4,572

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Three Months Ended March 31, 2008 and 2007

	Three months ended March 31, 2008
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$800	$—	$800
Costs and expenses:
Cost of revenues	—	—	(413)	—	(413)
Selling, general and administrative expenses	—	—	(304)	—	(304)
Amortization of intangible assets	—	—	(55)	—	(55)

Total costs and expenses	—	—	(772)	—	(772)

Operating income from continuing operations	—	—	28	—	28
Interest expense, net	—	(5)	(42)	—	(47)
Equity in the (losses) income of consolidated subsidiaries	(37)	(32)	—	69	—
Other loss, net	—	—	(2)	—	(2)

(Loss) income from continuing operations before income taxes	(37)	(37)	(16)	69	(21)
Income tax expense	—	—	(13)	—	(13)

(Loss) income from continuing operations	$(37)	$(37)	$(29)	$69	$(34)
Loss from discontinued operations, net of taxes	—	—	(3)	—	(3)

Net (loss) income	$(37)	$(37)	$(32)	$69	$(37)

	Three months ended March 31, 2007
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$784	$—	$784
Costs and expenses:
Cost of revenues	—	—	(427)	—	(427)
Selling, general and administrative expenses	—	—	(275)	—	(275)
Restructuring costs	—	—	(12)	—	(12)
Amortization of intangible asset	—	—	(51)	—	(51)

Total costs and expenses	—	—	(765)	—	(765)

Operating income from continuing operations	—	—	19	—	19
Interest expense, net	1	(4)	(42)	—	(45)
Equity in the (losses) income of consolidated subsidiaries	(28)	(24)	—	52	—

(Loss) income from continuing operations before income taxes	(27)	(28)	(23)	52	(26)
Income tax expense	—	—	(1)	—	(1)

(Loss) income from continuing operations	$(27)	$(28)	$(24)	$52	$(27)
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net (loss) income	$(27)	$(28)	$(24)	$52	$(27)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Six Months Ended March 31, 2008 and 2007

	Six months ended March 31, 2008
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,789	$—	$1,789
Costs and expenses:
Cost of revenues	—	—	(958)	—	(958)
Selling, general and administrative expenses	—	—	(635)	—	(635)
Other income, net	—	—	3	—	3
Amortization of intangible assets	—	—	(109)	—	(109)

Total costs and expenses	—	—	(1,699)	—	(1,699)

Operating income from continuing operations	—	—	90	—	90
Interest expense, net	—	(10)	(85)	—	(95)
Minority interest expense	—	—	(2)	—	(2)
Equity in the (losses) income of equity method investees	(53)	(43)	1	96	1
Other loss, net			(3)		(3)

(Loss) income from continuing operations before income taxes	(53)	(53)	1	96	(9)
Income tax expense	—	—	(23)	—	(23)

(Loss) income from continuing operations	$(53)	$(53)	$(22)	$96	$(32)
Loss from discontinued operations, net of taxes	—	—	(21)	—	(21)

Net (loss) income	$(53)	$(53)	$(43)	$96	$(53)

	Six months ended March 31, 2007
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,712	$—	$1,712
Costs and expenses:
Cost of revenues	—	—	(935)	—	(935)
Selling, general and administrative expenses	—	—	(565)	—	(565)
Restructuring costs	—	—	(12)	—	(12)
Amortization of intangible assets	—	—	(101)	—	(101)

Total costs and expenses	—	—	(1,613)	—	(1,613)

Operating income from continuing operations	—	—	99	—	99
Interest expense, net	1	(9)	(84)	—	(92)
Equity in the (losses) income of consolidated subsidiaries	(10)	(1)	—	11	—

(Loss) income from continuing operations before income taxes	(9)	(10)	15	11	7
Income tax expense	—	—	(16)	—	(16)

(Loss) income from continuing operations	$(9)	$(10)	$(1)	$11	$(9)
Loss from discontinued operations, net of taxes	—	—	—	—	—

Net (loss) income	$(9)	$(10)	$(1)	$11	$(9)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2008

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(53)	$(53)	$(43)	$96	$(53)
Loss from discontinued operations, net of tax	—	—	21	—	21

(Loss) income from continued operations	(53)	(53)	(22)	96	(32)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	135	—	135
Deferred taxes	—	—	(15)	—	(15)
Non-cash interest expense	—	10	14	—	24
Non-cash stock compensation expense	—	—	4	—	4
Other non-cash items	—	—	(1)	—	(1)
Equity in the income of equity-method investees	—	—	(1)	—	(1)
Equity in the loss (income) of consolidated subs	53	43	—	(96)	—
Minority interest	—	—	2	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	—	94	—	94
Royalty advances	—	—	(38)	—	(38)
Inventories	—	—	—	—	—
Accounts payable and accrued liabilities	—	—	(69)	—	(69)
Other balance sheet changes	(5)	—	(2)	—	(7)

Net cash (used in) provided by operating activities	(5)	—	101	—	96

Cash flows from investing activities:
Loans to third parties	—	—	(3)	—	(3)
Investments and acquisitions	—	—	(134)	—	(134)
Proceeds from the sale of shares	—	—	5	—	5
Capital expenditures	—	—	(20)	—	(20)

Net cash (used in) provided by investing activities	—	—	(152)	—	(152)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(8)	—	(8)
Increase in intercompany	3	—	(3)	—	—
Return of capital and dividends paid	(42)	(68)	(68)	136	(42)
Return of capital received	68	68	—	(136)	—

Net cash provided by (used in) financing activities	29	—	(79)	—	(50)

Effect of foreign currency exchange rate changes on cash	—	—	22	—	22

Net increase (decrease) in cash and equivalents	24	—	(108)	—	(84)
Cash and equivalents at beginning of period	74	—	259	—	333

Cash and equivalents at end of period	$98	$—	$151	$—	$249

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Six Months Ended March 31, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(9)	$(10)	$(1)	$11	$(9)
Loss from discontinued operations, net of tax	—	—	—	—	—

(Loss) income from continued operations	(9)	(10)	(1)	11	(9)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	121	—	121
Deferred taxes	—	—	(22)	—	(22)
Non-cash interest expense	—	9	22	—	31
Non-cash stock compensation expense	—	—	5	—	5
Equity in the losses (gains) losses of equity-method investees, including distributions	10	1	—	(11)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	118	—	118
Inventories	—	—	(7)	—	(7)
Royalty advances	—	—	(28)	—	(28)
Accounts payable and accrued liabilities	—	—	(102)	—	(102)
Other balance sheet changes	—	—	—	—	—

Net cash provided by operating activities	1	—	106	—	107

Cash flows from investing activities:
Loan to third parties	—	—	(24)	—	(24)
Purchases in short term investments	18	—	—	—	18
Investments and acquisitions	—	—	(57)	—	(57)
Proceeds from the sale of buildings	—	—	7	—	7
Capital expenditures	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	18	—	(87)	—	(69)

Cash flows from financing activities:
Quarterly debt repayments	—	—	(8)	—	(8)
Change in intercompany	(1)	—	1	—	—
Proceeds from the exercise of stock options	2	—	—	—	2
Return of capital received	80	80	—	(160)	—
Return of capital and dividends paid	(40)	(80)	(80)	160	(40)

Net cash provided by (used in) financing activities	41	—	(87)	—	(46)

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3

Net increase (decrease) in cash and equivalents	60	—	(65)	—	(5)
Cash and equivalents at beginning of period	41	—	326	—	367

Cash and equivalents at end of period	$101	$—	$261	$—	$362

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, to reduce future capital expenditures, to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, to effectively deploy our capital including the level and success of future A&R investments, the development of digital music and the effect of digital distribution channels on our business, including whether or not the Internet will become an important sales channel and whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intentions with respect to our dividend policy, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six month ended March 31, 2008 and 2007. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2008 and 2007, as well as a discussion of our financial condition and liquidity as of March 31, 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by translating prior-year results at current year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates”. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with GAAP.

OVERVIEW

Description of Business

We are one of the world’s major music-based content companies. We classify our business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of each of these operations is presented below.

Our business is seasonal, therefore, operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for fiscal year ending September 30, 2008.

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

On May 31, 2006, the Company completed the acquisition of Ryko, a leading independent, integrated music and entertainment company. On January 29, 2007, the Company acquired a majority interest in Roadrunner, which includes Roadrunner Records, one of the leading hard rock and heavy metal labels. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Bad Boy, Cordless, East West, Elektra, Lava, Nonesuch, Reprise, Sire and Word.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent, to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created and replicated for sale to consumers both in the digital as well as the physical (primarily CD) format.

Our recorded music products are sold through multiple channels. Digital music content is generally sold through two primary channels: online and mobile. Digital recorded music products are sold to online digital retailers such as Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. Both digital and physical recorded music are also sold to online physical retailers such as Amazon.com, barnesandnoble.com, bestbuy.com and walmart.com. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver physical product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers.

The sale of digital content is now integrated within all aspects of our Recorded Music and Music Publishing businesses, including A&R, marketing, promotion and distribution. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams.

In addition, our new media executives work closely with the A&R departments of our labels to ensure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody and satellite radio, social networking sites such as MySpace and imeem, user-generated content sites such as YouTube, Internet portals, online video and music-centered destinations, such as Joost and Slacker. We also work side by side with its mobile and online partners to test new concepts.

As a music content company, we have assets beyond our recorded music and music publishing catalogs, such as our music video library, that we now has the opportunity to monetize through digital channels. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

The proportion of digital revenues attributed to each distribution channel varies by region, and since digital music is in the early stages of growth, proportions may change as the roll-out of new technologies continues.

We are also diversifying our revenues beyond our traditional businesses by partnering with artists in other areas of their careers. We are building capabilities and platforms for exploiting a broader set of music-related rights to participate across the artist brands we help create. Expansion of our capabilities in this area have included strategic acquisitions and partnerships with companies involved in artist management, merchandising, strategic marketing and brand management, ticketing and touring, original programming and video entertainment. We believe enhancement of these capabilities will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry, permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, New Line Cinema and Warner Bros. Studios. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge and have not yet reached a level where they offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our Music Publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in physical recorded music formats such as the CD.

Realignment Plan for Fiscal Year 2007

In the second quarter of fiscal year 2007, the Company announced plans to implement changes intended to better align the Company’s workforce with the changing nature of the music industry. These changes are part of the Company’s continued evolution from a traditional record and songs-based business to a music-based content company and its ongoing management of its cost structure. The changes included a continued redeployment of resources to focus on new business initiatives to help the Company diversify its revenue streams, including digital opportunities. The realignment plan was also designed to improve the operating effectiveness of our current businesses and to realign our management structure to, among other things, effectively address the continued development of digital distribution channels along with the decline of industry-wide CD sales.

The plan consisted of the reorganization of management structures to more adequately and carefully address regional needs and new business requirements, to reduce organizational complexity and to improve leadership channels. The Company also continued to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. Part of the plan also resulted in the outsourcing of some back-office functions as a cost-savings measure.

The changes described above were implemented in fiscal year 2007. The Company incurred substantially all of the costs associated with the realignment plan in fiscal year 2007. This included approximately $50 million of restructuring costs and $13 million of implementation costs, primarily all of which were paid in cash. In connection with the plan, the Company reduced headcount by approximately 400 employees. The Company expects that the majority of any cost savings will be offset by new business initiatives in areas related to digital distribution and video.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Revenue by Type
Physical sales	$447	$489	$(42)	-9%
Digital	155	105	50	48%
Licensing	50	54	(4)	-7%

Total Recorded Music	652	648	4	1%
Mechanical	57	58	(1)	-2%
Performance	61	53	8	15%
Synchronization	21	21	—	—
Digital	9	6	3	50%
Other	7	5	2	40%

Total Music Publishing	155	143	12	8%
Intersegment elimination	(7)	(7)	—	—

Total Revenue	$800	$784	$16	2%

Revenue by Geographical Location
U.S. Recorded Music	$297	$358	$(61)	-17%
U.S. Publishing	64	61	3	5%

Total U.S.	361	419	(58)	-14%
International Recorded Music	355	290	65	22%
International Publishing	91	82	9	11%

Total International	446	372	74	20%
Intersegment eliminations	(7)	(7)	—	—

Total Revenue	$800	$784	$16	2%

Total Revenue

Total revenues increased by $16 million, or 2%, to $800 million, from $784 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $30 million or 4%. Recorded Music and Music Publishing revenues comprised 81% and 19% of the total revenues for the three months ended March 31, 2008, respectively, compared to 83% and 17% for the three months ended March 31, 2007, respectively. U.S. and international revenues comprised 45% and 55% of total revenues for the three months ended March 31, 2008, compared to 53% and 47% for the three months ended March 31, 2007, respectively.

Total digital revenues increased by $53 million, or 48%, to $164 million from $111 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total digital sales increased by $50 million. Total digital revenue represented 21% and 14% of consolidated revenues for the three months ended March 31, 2008 and March 31, 2007, respectively. Total digital revenues for the three months ended March 31, 2008 were comprised of U.S. revenues of $105 million, or 64% of total digital revenues, and international revenues of $59 million, or 36% of total digital revenues. Total digital revenues for the three months ended March 31, 2007 were comprised of U.S. revenues of $80 million, or 72% of total digital revenues, and international revenues of $31 million, or 28% of total digital revenues.

Recorded Music revenues increased by $4 million from $648 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $30 million or 4%, for the three months ended March 31, 2008. This performance was tempered by the ongoing transition in the recorded music industry, which is characterized by a shift in consumption patterns from physical sales to new forms of digital music and the continued impact of digital piracy. The decrease was primarily attributable to a decrease of $67 million in physical sales and $10 million in licensing revenues, partially offset by an increase in digital sales of $47 million. The decrease in physical sales was driven by the timing of releases and declines in the physical business, which are not currently being fully offset by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption, digital marketing efforts and the release of a number of popular tracks and ringtones that sold a significant number of units in the quarter. In both the U.S. and internationally, online is now a larger share of our business than mobile.

Music Publishing revenues increased to $155 million for the three months ended March 31, 2008 as compared to $143 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues remained constant year over year.

Revenue by Geographical Location

U.S. revenues decreased by $58 million, or 14%, due to a decrease of $87 million in physical sales. Period-over-period differences in the U.S. Recorded Music business were due to the timing of releases and declines in the physical business, which are not currently being fully offset by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. This was offset by an increase of $24 million in digital revenues which was due primarily to the continued growth of digital distribution channels, digital marketing efforts and the release of a number of popular tracks and ringtones that sold a significant number of units in the quarter.

International revenues increased by $74 million, or 20%, from $372 million for the three months ended March 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total international revenues increased $28 million, or 7%, for the three months ended March 31, 2008. This increase was primarily related to an increase of $20 million in physical sales and an increase of $23 million in digital revenues. The increase in physical sales primarily relates to a larger number of top-selling albums in international territories, primarily in Asia and Europe. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts. Offsetting these increases were decreases of $12 million of licensing revenues and $3 million of international Music Publishing revenues. The decrease in international Music Publishing revenues primarily relates to a decrease in mechanical revenue.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$268	$260	$8	3%
Product costs	121	149	(28)	-19%
Licensing costs	24	18	6	33%

Total cost of revenues	$413	$427	$(14)	-3%

Our cost of revenues decreased by $14 million, or 3%, from $427 million for the three months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, our cost of revenues decreased $41 million, or 9%, for the three months ended March 31, 2008. Expressed as a percent of revenues, cost of revenues was 52% and 54% for the three months ended March 31, 2008 and 2007, respectively.

Artist and repertoire costs increased as a percentage of revenues from 33% in the three months ended March 31, 2007 to 34% in the three months ended March 31, 2008 driven primarily by higher copyright royalty rates on digital products sold in the quarter compared with those in the prior year period.

Product costs decreased from 19% of revenues in the three months ended March 31, 2007 to 15% of revenues in the three months ended March 31, 2008. The decrease was largely due to a change in product mix, from physical to digital.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$148	$130	$18	14%
Selling and marketing expense	132	130	2	2%
Distribution expense	24	15	9	60%

Total selling, general and administrative expense	$304	$275	$29	11%

(1)	Includes depreciation expense of $13 million and $10 million for the three months ended March 31, 2008, and 2007, respectively.

Selling, general and administrative expenses increased by $29 million, or 11%, to $304 million for the three months ended March 31, 2008. Excluding the impact of foreign currency exchange rates, selling, general and administrative expenses increased $18 million, or 6%, for the three months ended March 31, 2008. Expressed as a percent of revenues, selling, general and administrative expenses were 38% and 35% for the three months ended March 31, 2008 and 2007, respectively.

General and administrative costs increased by $18 million compared to the three months ended March 31, 2007. The increase in general and administrative costs reflects recent acquisitions and various upgrades to our IT infrastructure, including financial reporting systems.

Distribution costs increased by $9 million compared to the three months ended March 31, 2007. The increase in distribution costs primarily reflects a change in bad debt expense from the prior year.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss for purposes of the discussion that follows (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$96	$80	$16	20%
Depreciation expense	(13)	(10)	(3)	30%
Amortization expense	(55)	(51)	(4)	8%

Operating income from continuing operations	28	19	9	47%
Interest expense, net	(47)	(45)	(2)	4%
Other expense, net	(2)	—	(2)	—

Loss from continuing operations before income taxes	(21)	(26)	5	-19%
Income tax expense	(13)	(1)	(12)	1200%

Loss from continuing operations	(34)	(27)	(7)	26%
Loss from discontinued operations, net of taxes	(3)	—	(3)	—

Net Loss	$(37)	$(27)	$(10)	37%

OIBDA

Our OIBDA increased by $16 million to $96 million for the three months ended March 31, 2008 as compared to $80 million for the three months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, OIBDA increased $8 million, or 9%, for the three months ended March 31, 2008. Expressed as a percentage of revenues, total OIBDA margin was 12% for the three months ended March 31, 2008 as compared to 10% for the three months ended March 31, 2007. The increase in OIBDA primarily relates to the change in product mix for the quarter and $12 million of restructuring costs incurred in the prior-year quarter.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $3 million, or 30%, to $13 million for three months ended March 31, 2008. The increase primarily relates to additional depreciation related to new assets resulting from higher capital spending along with acquisitions and investments in IT infrastructure.

Amortization expense

Amortization expense for the three months ended March 31, 2008 increased by $4 million, or 8%, to $55 million. Excluding the impact of foreign currency exchange rates, amortization expense increased by $3 million, which relates to additional amortization associated with recent acquisitions of certain recorded music catalog assets, including Roadrunner and Frank Sinatra Enterprises, and the acquisition of various music publishing copyrights.

Operating income from continuing operations

Our operating income from continuing operations increased $9 million, to $28 million for the three months ended March 31, 2008 as compared to $19 million for the prior year. The increase in operating income was primarily a result of the $12 million in restructuring costs incurred in the prior-year quarter.

Interest expense, net

Our interest expense, net, increased $2 million to $47 million for the three months ended March 31, 2008 as compared to $45 million for the three months ended March 31, 2007. This was the result of the fluctuations in interest income earned on our cash balances.

See “—Financial Condition and Liquidity” for more information.

Other expense, net

Other expense, net for the three months ended March 31, 2008 reflects currency exchange movements associated with inter-company receivables and payables that are short term in nature and realized gains and losses on certain foreign currency hedging activities.

Income tax expense

Income tax expense was $13 million for the three months ended March 31, 2008 compared to $1 million for the three months ended March 31, 2007. The increase in tax expense is primarily related to an increase in income earned by our foreign affiliates compared to the prior-year quarter. There is no tax benefit realized from any related U.S. losses as a full valuation allowance exists.

Loss from continuing operations

Our loss from continuing operations increased by $7 million, to a loss of $34 million for the three months ended March 31, 2008 as compared to loss of $27 million for the three months ended March 31, 2007. The increase in the loss from continuing operations is primarily the result of an increase in income tax expense.

Loss from discontinued operations

We recorded a loss from discontinued operations related to the decision to shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company. In connection with shutting down the operations of Bulldog, the Company incurred a loss related to the impairment of goodwill recorded at the time of the initial acquisition. The loss from discontinued operations includes severance and other costs incurred in order to shut down the operations of Bulldog during the three months ended March 31, 2008.

Net loss

Our net loss increased by $10 million, to a net loss of $37 million for the three months ended March 31, 2008 as compared to net loss of $27 million for the three months ended March 31, 2007. The increase in the net loss is primarily the result of an increase in income tax expense.

Business Segment Results

Revenue, OIBDA and operating income (loss) from continuing operations by business segment are as follows (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Recorded Music
Revenue	$652	$648	$4	1%
OIBDA	70	55	15	27%
Operating income from continuing operations	$22	$13	$9	69%

Music Publishing
Revenue	$155	$143	$12	8%
OIBDA	54	53	1	2%
Operating income from continuing operations	$36	$38	$(2)	-5%

Corporate expenses and eliminations
Revenue	$(7)	$(7)	$—	—
OIBDA	(28)	(28)	—	—
Operating loss from continuing operations	$(30)	$(32)	$2	-6%

Total
Revenue	$800	$784	$16	2%
OIBDA	96	80	16	20%
Operating income from continuing operations	$28	$19	$9	47%

Recorded Music

Revenues

Recorded Music revenues increased by $4 million, or 1%, to $652 million for the three months ended March 31, 2008 from $648 million for the three months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues decreased $30 million, or 4% for the three months ended March 31, 2008. Recorded Music revenues represented 81% of consolidated revenues, prior to corporate and revenue eliminations, for each of the three months ended March 31, 2008 and 2007. International Recorded Music revenues were $355 million and $290 million, or 54% and 45% of consolidated Recorded Music revenues for the three months ended March 31, 2008 and 2007, respectively.

The decrease in Recorded Music revenues, excluding the impact of foreign currency exchange rates, was primarily attributable to a decrease in physical sales of $67 million, or 13% for the three months ended March 31, 2008. The decrease in physical sales was driven by the timing of releases and declines in the physical business, which are not currently being fully offset by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The decreases to Recorded Music physical revenues were partially offset by the increases in digital revenues of $47 million, or 44%. The increase in digital revenue reflects the continued growth and development of new distribution channels and the continued proliferation of digital as a preferred means of consumption, digital marketing efforts and the release of a number of popular tracks and ringtones that sold a significant number of units in the quarter. The increase was comprised of an increase in U.S. digital sales of $24 million and an increase in international digital sales of $23 million. Digital sales comprised approximately 24% of Recorded Music revenues for the three months ended March 31, 2008, up from 16% of Recorded Music revenues in the three months ended March 31, 2007 which is reflective of the shifting of the market to digital media from physical media. This was offset in part by revenue from new business initiatives including touring, artist management, and merchandise sales.

OIBDA and Operating income from continuing operations

Recorded Music OIBDA was $70 million for the three months ended March 31, 2008 as compared to $55 million for the three months ended March 31, 2007. Recorded Music operating income from continuing operations included the following (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$70	$55	$15	27%
Depreciation and amortization	(48)	(42)	(6)	14%

Operating income from continuing operations	$22	$13	$9	69%

Recorded Music cost of revenues is composed of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$189	$189	$—	—
Product costs	121	149	(28)	-19%
Licensing	24	18	6	33%

Total cost of revenues	$334	$356	$(22)	-6%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$107	$90	$17	19%
Selling and marketing expense	127	127	—	—
Distribution expense	24	15	9	60%

Total selling, general and administrative expense	$258	$232	$26	11%

(1)	Includes depreciation expense of $10 million and $6 million for the three months ended March 31, 2008 and 2007, respectively.

Recorded Music operating income from continuing operations increased by $9 million, or 69% due to the increases in OIBDA described below.

Recorded Music OIBDA increased by $15 million, or 27%, to $70 million for the three months ended March 31, 2008 compared to $55 million for the three months ended March 31, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 11% and 8% for the three months ended March 31, 2008 and 2007, respectively. Excluding the impact of foreign currency exchange rates, OIBDA increased by $10 million due primarily to $11 million of restructuring costs incurred in the prior year quarter and the change in product mix for the quarter.

Cost of revenues

Recorded Music cost of revenues expenses decreased $22 million, or 6% for the three months ended March 31, 2008. Excluding the impact of foreign currency exchange rates, Recorded Music cost of revenues decreased by $40 million, or 11%. This was composed of a decrease in product costs of $23 million and a decrease in artist and repertoire costs of $21 million, offset by an increased licensing expense of $4 million. As a percentage of sales, products costs decreased by 2% due primarily to the increase in digital sales and decrease in physical sales and artist and repertoire costs decreased by 2% due primarily to a change in product mix, as the prior-year quarter reflected higher costs related to profit-sharing arrangements. Product costs and artist and repertoire costs decreased in line with the decrease in physical sales and reflected changes in product mix, including increased digital revenues and lower artist and copyright royalty rates.

Selling, general and administrative costs

Recorded Music selling, general and administrative costs increased $26 million, or 11%, for the three months ended March 31, 2008. Excluding the impact of foreign currency exchange rates, selling, general and administrative costs increased by $15 million, or 6%. This increase was primarily the result of an increase in distribution costs as previously described and an increase in general and administrative costs associated with several recent acquisitions and reflects various investments in IT infrastructure. These increases were offset in part by a decrease in marketing costs due to continued cost management efforts and timing of releases.

Music Publishing

Revenues

Music Publishing revenues increased 8% to $155 million for the three months ended March 31, 2008 as compared to $143 million for the three months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues were flat year-over-year.

Excluding the impact of foreign currency exchange rates, mechanical and synchronization revenue decreased by $6 million and $1 million, respectively. Mechanical revenue decreased as a result of continued industry-wide declines in physical sales. Excluding the impact of foreign currency exchange rates, performance revenue increased by $2 million and digital revenues increased $3 million as the transition in the recorded music industry continues.

Digital sales represented 6% and 4% of Music Publishing revenues for the three months ended March 31, 2008 and 2007, respectively. Music Publishing revenues represented 19% and 18% of consolidated revenues, prior to corporate and revenue eliminations, for the three months ended March 31, 2008 and 2007, respectively.

OIBDA and Operating income from continuing operations

Music Publishing operating income from continuing operations decreased to $36 million for the three months ended March 31, 2008 as compared to $38 million for the three months ended March 31, 2007. Music Publishing operating income from continuing operations includes the following (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$54	$53	$1	2%
Depreciation and amortization	(18)	(15)	(3)	20%

Operating income	$36	$38	$(2)	-5%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$86	$77	$9	12%

Total cost of revenues	$86	$77	$9	12%

Music Publishing selling, general and administrative expenses is comprised of the following amounts (in millions):

	Three Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$16	$14	$2	14%

Total selling, general and administrative expense	$16	$14	$2	14%

(1)	Includes depreciation expense of $1 million for the three months ended March 31, 2008 and 2007, respectively.

Music Publishing operating income from continuing operations decreased by $2 million due to the increase in OIBDA described below offset by an increase in amortization.

Music Publishing OIBDA increased $1 million to $54 million for the three months ended March 31, 2008 as compared to $53 million for the three months ended March 31, 2007. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 35% and 37% for the three months ended March 31, 2008 and 2007, respectively. Excluding a $1 million favorable impact of foreign currency exchange rates, Music Publishing OIBDA was flat year-over-year.

Cost of revenues

Excluding the impact of foreign currency exchange rates, Music Publishing artist and repertoire costs decreased by $1 million, which was primarily related to the change in revenue mix discussed above as different royalty rates apply to the different revenue streams.

Selling, general and administrative expenses

Excluding the impact of foreign currency exchange rates, Music Publishing selling, general and administrative costs increased by $1 million. This increase was the result of an increase in general and administrative costs related primarily to a newly acquired business.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense remained flat year over year and were $28 million for both the three months ended March 31, 2008 and March 31, 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Revenue by Type
Physical sales	$1,107	$1,133	$(26)	-2%
Digital	287	198	89	45%
Licensing	108	117	(9)	-8%

Total Recorded Music	$1,502	$1,448	$54	4%
Mechanical	117	117	—	—
Performance	111	100	11	11%
Synchronization	41	39	2	5%
Digital	18	13	5	38%
Other	12	7	5	71%

Total Music Publishing	$299	$276	$23	8%
Intersegment elimination	(12)	(12)	—	—

Total Revenue	$1,789	$1,712	$77	4%

Revenue by Geographical Location
U.S. Recorded Music	$697	720	$(23)	-3%
U.S. Publishing	111	105	6	6%

Total U.S.	$808	$825	$(17)	-2%
International Recorded Music	805	728	77	11%
International Publishing	188	171	17	10%

Total International	$993	$899	$94	10%
Intersegment eliminations	(12)	(12)	—	—

Total Revenue	$1,789	$1,712	$77	4%

Total Revenue

Total revenues increased by $77 million, or 4%, to $1,789 million, from $1,712 million for the six months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $23 million or 1%. Recorded Music and Music Publishing revenues comprised 84% and 16% of total revenues for the six months ended March 31, 2008, respectively, compared to 85% and 15% for the six months ended March 31, 2007, respectively. U.S and international revenues comprised 45% and 55% of total revenues for the six months ended March 31, 2008, respectively, compared to 48% and 52% for the six months ended March 31, 2007, respectively.

Total digital revenues increased by $94 million, or 45% to $305 million, from $211 million for the six months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total digital sales increased by $88 million or 41%. Total digital revenue represented 17% and 12% of consolidated revenues for the six months ended March 31, 2008 and March 31, 2007, respectively. Total digital revenues for the six months ended March 31, 2008 were comprised of U.S. revenues of $200 million, or 66% of total digital revenues, and international revenues of $105 million, or 34% of total digital revenues. Total digital revenues for the six months ended March 31, 2007 were comprised of U.S. revenues of $145 million, or 69% of total digital revenues, and international revenues of $66 million, or 31% of total digital revenues. Total digital revenues for the six months ended March 31, 2008 also included $1 million of intersegment eliminations.

Recorded Music revenues increased by $54 million, or 4%, from $1,448 million for the six months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $24 million or 2%, for the six months ended March 31, 2008. The decrease was primarily attributable to the decrease of $87 million in physical sales and $20 million in licensing revenues, offset by an increase in digital sales of $83 million. The decrease in physical sales was driven by the timing of releases and declines in the physical business, which are not currently being fully offset for by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The decrease in licensing revenues is primarily due to the signing of several significant licensing deals in the prior-year quarter. This was offset in part by revenue from new business initiatives including touring, artist management, and merchandise sales. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts, as well as a rate increase on revenue from satellite radio services in the U.S.

Music Publishing revenues increased to $299 million for the six months ended March 31, 2008 as compared to $276 million for the six months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues remained constant year over year.

Revenue by Geographical Location

U.S. revenues decreased by $17 million, or 2%, due to a decrease of $59 million in physical sales and $16 million in licensing revenues. Period-over-period differences in the U.S. Recorded Music business were due to the timing of releases and declines in the physical business, which are not currently being fully offset by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The decrease in U.S. licensing revenues is primarily due to the signing of several significant licensing deals in the prior-year period. This was offset by an increase in Recorded Music digital revenue of $52 million which was driven by continued growth of digital distribution channels and digital marketing efforts, the release of a number of popular tracks and ringtones that sold a significant number of units during the six-month period, as well as a rate increase on revenue from satellite radio services in the U.S. In addition, there was an increase in U.S. Music Publishing revenues of $6 million.

International revenues increased by $94 million, or 10%, from $899 million for the six months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $7 million, or 1%, from the six months ended March 31, 2007. This decrease was primarily related to the decrease in international physical sales of $28 million, which was offset in part by an increase of $31 million in international digital sales as well as revenues from new businesses such as touring and artist management. In addition, Music Publishing revenues decreased by $6 million and licensing revenue decreased by $4 million. The international physical sales decrease was driven by the overall industry decline in physical sales and weaker international markets. In addition, the prior-year six-month period reflected significant sales of several successful international releases, primarily in Japan. The declines were primarily experienced in the first fiscal quarter with offsetting increases occurring in the second fiscal quarter. International Music Publishing revenues decreased primarily due to a decrease in mechanical revenue. The increase in digital revenues reflects continued growth and development of new distribution channels and continued proliferation of digital as a preferred means of consumption and digital marketing efforts.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$612	$593	$19	3%
Product costs	303	305	(2)	-1%
Licensing costs	43	37	6	16%

Total cost of revenues	$958	$935	$23	2%

Our cost of revenues increased by $23 million, or 2%, from $935 million for the six months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, our cost of revenues decreased $37 million, or 4%, for the six months ended March 31, 2008. Expressed as a percent of revenues, cost of revenues was 54% and 55% for the six months ended March 31, 2008 and 2007, respectively.

Artist and repertoire costs decreased as a percentage of revenues from 35% in the six months ended March 31, 2007 to 34% in the six months ended March 31, 2008 driven primarily by lower royalty rates on products sold in the current year period compared with those in the prior year period .

Product costs decreased from 18% of revenues in the six months ended March 31, 2007 to 17% of revenues in the six months ended March 31, 2008, however excluding the impact of foreign currency exchange rates, product costs increased by 1% from 16% of revenues.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$298	$249	$49	20%
Selling and marketing expense	293	284	9	3%
Distribution expense	44	32	12	38%

Total selling, general and administrative expense	$635	$565	$70	12%

(1)	Includes depreciation expense of $26 million and $20 million for the three months ended March 31, 2008, and 2007, respectively.

Selling, general and administrative expenses increased by $70 million, or 12%, to $635 million for the six months ended March 31, 2008. Excluding the impact of foreign currency exchange rates, selling, general and administrative expenses increased $45 million, or 8%, for the six months ended March 31, 2008. Expressed as a percent of revenues, selling, general and administrative expenses were 35% and 33% for the six months ended March 31, 2008 and 2007, respectively.

General and administrative costs increased by $49 million or $41 million, excluding the impact of foreign currency compared to the six months ended March 31, 2007. The increase in general and administrative costs reflects various upgrades to our IT infrastructure, including financial reporting systems, as well as an increase related to recent acquisitions.

Distribution costs increased by $12 million compared to the six months ended March 31, 2007. The increase in distribution costs reflects additional costs related to new business activities, international physical distribution costs and a change in bad debt expense from the prior year.

Other income

Other income of $3 million for the six months ended March 31, 2008 relates primarily to our share of a contingent payment related to the settlement with Kazaa recorded in the prior-year quarter. We previously announced the settlement of a copyright infringement lawsuit with Kazaa and recorded an estimate of amounts we expected to receive. Our share of the settlement amount, including the contingent payment, was received in the first quarter of the fiscal year.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) for purposes of the discussion that follows (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$225	$220	$5	2%
Depreciation expense	(26)	(20)	(6)	30%
Amortization expense	(109)	(101)	(8)	8%

Operating income from continuing operations	$90	$99	$(9)	-9%
Interest expense, net	(95)	(92)	(3)	3%
Equity in the income of equity-method investees net	1	—	1	—
Minority interest expense	(2)	—	(2)	—
Other expense, net	(3)	—	(3)	—

Loss (income) from continuing operations before income taxes	$(9)	$7	$(16)	-229%
Income tax expense	(23)	(16)	(7)	44%

Loss from continuing operations	$(32)	$(9)	$(23)	255%
Loss from discontinued operations	(21)	—	(21)	—

Net loss	$(53)	$(9)	$(44)	489%

OIBDA

Our OIBDA increased by $5 million to $225 million for the six months ended March 31, 2008 as compared to $220 million for the six months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, OIBDA decreased $10 million, or 4%, for the six months ended March 31, 2008. Expressed as a percentage of revenues, total OIBDA margin was 13% for both the six months ended March 31, 2008 and 2007, respectively. The decrease in OIBDA primarily reflects the increase in general and administrative costs reflect various upgrades to our IT infrastructure, including financial reporting systems, as well as an increase related to recent acquisitions, offset in part by a decrease in royalty expense related to the change in product mix.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $6 million to $26 million for the six months ended March 31, 2008. The increase primarily relates to additional depreciation related to new assets resulting from capital expenditures along with acquisitions and investments in IT infrastructure.

Amortization expense

Amortization expense for the six months ended March 31, 2008 increased by $8 million, or 8%, to $109 million. Excluding the impact of foreign currency exchange rates, amortization expense increased by $5 million, which relates to additional amortization associated with recent acquisitions of certain recorded music catalog assets, including Roadrunner and Frank Sinatra Enterprises, and the acquisition of various music publishing copyrights.

Operating income from continuing operations

Our operating income from continuing operations decreased $9 million, to $90 million for the six months ended March 31, 2008 as compared to $99 million for the prior–year period. The decrease in operating income was primarily a result of the decrease in OIBDA, and the increase general and administrative expenses, which are all more fully discussed above.

Interest expense, net

Our interest expense, net, increased $3 million to $95 million for the six months ended March 31, 2008 as compared to $92 million for the six months ended March 31, 2007. This was the result of fluctuation in interest income earned on our cash balances.

See “—Financial Condition and Liquidity” for more information.

Equity in the income of equity-method investees, net

We recorded $1 million of equity in the income of equity-method investees for the six months ended March 31, 2008.

Minority interest expense

Minority interest expense for the six months ended March 31, 2008 was $2 million, which related to the acquisition of several majority-owned affiliates during the prior-year period.

Other expense, net

Other expense, net for the six months ended March 31, 2008 reflects currency exchange movements associated with inter-company receivables and payables that are short term in nature and realized gains and losses on certain foreign currency hedging activities, offset by a gain on the sale of shares of a cost-method investment.

Income tax expense

Income tax expense was $23 million for the six months ended March 31, 2008 compared to $16 million for the six months ended March 31, 2007. The increase in tax expense is primarily related to an increase in income earned by our foreign affiliates compared to the prior year. There is no tax benefit realized from any U.S. losses as a full valuation allowance exists.

Loss from continuing operations

Our loss from continuing operations increased by $23 million, to a loss of $32 million for the six months ended March 31, 2008 as compared to loss of $9 million for the six months ended March 31, 2007. The increase in loss from continuing operations is primarily the result of the increase in income tax expense, the increase in depreciation and amortization expense as well as an increase in interest expense, all previously described.

Loss from discontinued operations

We recorded a loss from discontinued operations related to the decision to shut down the operations of Bulldog. In connection with shutting down the operations of Bulldog, the Company incurred a loss related to the impairment of goodwill recorded at the time of the initial acquisition. In addition, the loss from discontinued operations includes severance and other costs incurred to shut down the operations of Bulldog.

Net loss

Our net loss increased by $44 million, to a net loss of $53 million for the six months ended March 31, 2008 as compared to net loss of $9 million for the six months ended March 31, 2007. The increase in net loss is primarily the result of the increase in income tax expense, and the loss from discontinued operations as discussed above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Recorded Music
Revenue	$1,502	$1,448	$54	4%
OIBDA	206	196	10	5%
Operating income from continuing operations	111	112	(1)	-1%

Music Publishing
Revenue	$299	$276	$23	8%
OIBDA	75	72	3	4%
Operating income from continuing operations	40	41	(1)	-2%

Corporate expenses and eliminations
Revenue	$(12)	$(12)	—	—
OIBDA	(56)	(48)	(8)	17%
Operating loss from continuing operations	(61)	(54)	(7)	13%

Total
Revenue	$1,789	$1,712	$77	4%
OIBDA	225	220	5	2%
Operating income from continuing operations	90	99	(9)	-9%

Recorded Music

Revenues

Recorded Music revenues increased by $54 million, or 4%, to $1,502 million for the six months ended March 31, 2008 from $1,448 million for the six months ended March 31, 2007. Excluding the impact of foreign currency exchange rates, total Recorded Music revenues decreased $24 million, or 2% for the six months ended March 31, 2008. Recorded Music revenues represented 83% and 84% of consolidated revenues, prior to corporate and revenue eliminations, for the six months ended March 31, 2008 and 2007, respectively. International Recorded Music revenues were $805 million and $728 million, or 54% and 50% of consolidated Recorded Music revenues for the six months ended March 31, 2008 and 2007, respectively.

The decrease in Recorded Music revenues, excluding the impact of foreign currency exchange rates, was primarily attributable to a decrease in physical sales of $87 million, or 7%, and a decrease in licensing revenue of $20 million, or 16%, offset by an increase in digital revenue of $83 million, or 41%. The decrease in physical sales was driven by the timing of releases and declines in the physical business, which is not currently being fully offset by growth in the digital business, though digital performance was quite strong. In addition, U.S. retailers are more actively managing their inventory levels in response to the tougher economy and credit markets as well as the changing underlying demand for physical recorded music product. The decrease in licensing revenues related primarily to the signing of several significant licensing deals in the prior-year period. The increase in digital revenue reflects the continued growth and development of new distribution channels and the continued proliferation of digital as a preferred means of consumption and digital marketing efforts. The increase in digital revenue was comprised of an increase in U.S. digital sales of $52 million and an increase in international digital sales of $31 million. Digital sales comprised approximately 19% of Recorded Music revenues for the six months ended March 31, 2008, up from 13% of Recorded Music revenues in the six months ended March 31, 2007, which is reflective of the shifting of the market to digital media from physical media.

OIBDA and Operating income from continuing operations

Recorded Music OIBDA was $206 million for the six months ended March 31, 2008 as compared to $196 million for the six months ended March 31, 2007. Recorded Music operating income from continuing operations included the following (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$206	$196	$10	5%
Depreciation and amortization	(95)	(84)	(11)	13%

Operating income	$111	$112	$(1)	-1%

Recorded Music cost of revenues is composed of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$431	$426	$5	1%
Product costs	303	306	(3)	-1%
Licensing	43	37	6	16%

Total cost of revenues	$777	$769	$8	1%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$213	$173	$40	23%
Selling and marketing expense	285	279	6	2%
Distribution expense	43	32	11	34%

Total selling, general and administrative expense	$541	$484	$57	12%

(1)	Includes depreciation expense of $19 million and $12 million for the six months ended March 31, 2008 and 2007, respectively.

Recorded Music operating income from continuing operations decreased by $1 million, or 1% due to the change in OIBDA described below, offset by the increase in depreciation and amortization expense.

Recorded Music OIBDA increased by $10 million, or 5%, to $206 million for the six months ended March 31, 2008 compared to $196 million for the six months ended March 31, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% for both the six months ended March 31, 2008 and 2007, respectively. Excluding the impact of foreign currency exchange rates, OIBDA decreased by $2 million due to the increase in selling, general and administrative costs offset by restructuring costs of $11 million recorded in the prior year.

Cost of revenues

Recorded Music cost of revenues expenses increased $8 million, or 1% for the six months ended March 31, 2008. Excluding the impact of foreign currency exchange rates, Recorded Music cost of revenues decreased by $34 million, or 4%. This was composed of a decrease in artist and repertoire costs of $39 million, offset by increases of $4 million in product costs and $1 million in licensing expense. As a percentage of sales, artist and repertoire costs decreased 2% which is reflected in the change in the product mix, including an increased number of digital products, and the sale of CD/DVD combinations and box sets, which have varying royalty rates.

Selling, general and administrative costs

Recorded Music selling, general and administrative costs increased $57 million, or 12%, for the six months ended March 31, 2008. Excluding the impact of foreign currency exchange rates, selling, general and administrative costs increased by $32 million, or 6%. This increase was primarily the result of an increase in general and administrative costs which reflects various investments in IT infrastructure and the impact of recent acquisitions.

Music Publishing

Revenues

Music Publishing revenues increased 8% to $299 million for the six months ended March 31, 2008 as compared to $276 million for the six months ended March 31, 2007. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues were flat year-over-year.

Excluding the impact of foreign currency exchange rates, mechanical revenue decreased by $9 million. Mechanical revenue decreased as a result of continued industry-wide declines in physical sales. This was offset by an increase in digital revenue of $5 million.

Digital sales represented 6% and 5% of Music Publishing revenues for the six months ended March 31, 2008 and 2007, respectively. Music Publishing revenues represented 17% and 16% of consolidated revenues, prior to corporate and revenue eliminations, for the six months ended March 31, 2008 and 2007, respectively.

OIBDA and Operating income from continuing operations

Music Publishing operating income from continuing operations decreased to $40 million for the six months ended March 31, 2008 as compared to $41 million for the six months ended March 31, 2007. Music Publishing operating income from continuing operations includes the following (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$75	$72	$3	4%
Depreciation and amortization	(35)	(31)	(4)	13%

Operating income from continuing operations	$40	$41	$(1)	-2%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$194	$178	$16	9%

Total cost of revenues	$194	$178	$16	9%

Music Publishing selling, general and administrative expenses is comprised of the following amounts (in millions):

	Six Months Ended March 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$32	$28	$4	14%

Total selling, general and administrative expense	$32	$28	$4	14%

(1)	Includes depreciation expense of $2 million for both the six months ended March 31, 2008 and 2007, respectively.

Music Publishing operating income from continuing operations decreased by $1 million due to the increase in OIBDA described below offset by the increase in amortization expense.

Music Publishing OIBDA increased $3 million to $75 million for the six months ended March 31, 2008 as compared to $72 million for the six months ended March 31, 2007. Expressed as a percent of Music Publishing revenues, Music Publishing OIBDA was 25% and 26% for the six months ended March 31, 2008 and 2007, respectively. Excluding a $3 million favorable impact of foreign currency exchange rates, Music Publishing OIBDA was flat year-over-year.

Cost of revenues

Excluding the impact of foreign currency exchange rates, Music Publishing artist and repertoire costs decreased by $2 million, which was primarily related to the change in revenue mix discussed above as different royalty rates apply to the different revenue streams.

Selling, general and administrative expenses

Excluding the impact of foreign currency exchange rates, Music Publishing selling, general and administrative costs increased $2 million. This increase was primarily the result of an increase in general and administrative costs of $2 million related primarily to a newly acquired business.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense increased by $8 million to $56 million for the six months ended March 31, 2008, compared to $48 million for the six months ended March 31, 2007. This increase was primarily the result of an increase in general and administrative costs of $8 million. The increase in general and administrative costs reflects various upgrades to our IT infrastructure, including our financial reporting systems.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2008, we had $2.275 billion of debt, $249 million of cash and equivalents (net debt of $2.026 billion, defined as total debt less cash and equivalents) and a $103 million shareholders’ deficit. This compares to $2.273 billion of debt, $333 million of cash and equivalents, (net debt of $1.940 billion, defined as total debt less cash and equivalents and short-term investments) and a $36 million shareholders’ deficit at September 30, 2007. Net debt increased by $86 million as a result of an $84 million decrease in cash and equivalents as more fully described below, a $10 million increase related to the accretion on our Holdings Discount Notes, a $1 million increase in other debt offset by a decrease in debt of $8 million as a result of quarterly principal amortization of our long-term loans under our senior secured credit facility, and a $1 million decrease in foreign exchange rates on our Acquisition Corp. Sterling-denominated Senior Subordinated Notes due 2014.

The $67 million increase in shareholders’ deficit during the six months ended March 31, 2008 consisted of $53 million of net losses for the six months ended March 31, 2008, a $19 million dividend declared, and deferred losses on derivative financial instruments of $20 million, offset by $4 million of stock compensation, $3 million related to the adoption of FIN 48 and foreign currency exchange movements of $18 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2008 and 2007 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Six Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$ 96	$ 107
Investing activities	(152)	(69)
Financing activities	(50)	(46)

Operating Activities

Cash provided by operations was $96 million for the six months ended March 31, 2008 compared to cash provided of $107 million for the six months ended March 31, 2007. The $11 million decrease in cash provided by operations reflects the decrease in physical sales for the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. This resulted in lower cash collections in the first six months of fiscal year 2008. This decrease was offset in part by the variable timing of our working capital requirements.

Investing Activities

Cash used in investing activities was $152 million for the six months ended March 31, 2008 as compared to $69 million for the six months ended March 31, 2007. The $152 million of cash used in investing activities in the six months ended March 31, 2008 consisted primarily of the $50 million investment in FSE, additional smaller acquisitions totaling $20 million, net of cash acquired, and $17 million to acquire music publishing rights. In addition, cash used in investing activities reflects $35 million invested in cost-method investments including lala.com and $20 million in capital expenditures. The $69 million of cash used in investing activities in the six months ended March 31, 2007 consisted primarily of payments to acquire Roadrunner, which included $36 million for a 73.5% interest, net of cash acquired of $23 million. A loan was made to the seller for approximately $14 million. In addition, we paid approximately $11 million to acquire a video production company in the U.K., net of cash acquired, and $5 million to acquire a digital distribution company in Germany, net of cash acquired, and paid approximately $13 million for capital expenditures. This was offset by the receipt of approximately $7 million related to the sale of certain buildings and $18 million related to the liquidation of short-term investments, including auction-rate securities

Financing Activities

Cash used in financing activities was $50 million for the six months ended March 31, 2008 compared to $46 million for the six months ended March 31, 2007. The $50 million of cash used in financing activities in the six months ended March 31, 2008 consisted of $8 million of our quarterly repayments of debt and dividend payments of approximately $42 million. The $46 million of cash used in financing activities in the six months ended March 31, 2007 consisted of $8 million of our quarterly repayments of debt and dividend payments of approximately $40 million offset by the receipt of cash for stock option exercises.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of March 31, 2008) revolving line of credit of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements and capital expenditure requirements. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of March 31, 2008, our long-term debt consisted of $1.388 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $666 million of Acquisition Corp. Senior Subordinated Notes, $220 million of Holdings Discount Notes, and $1 million of other long term debt. There were no borrowings under the revolving portion of our senior secured credit facility as of March 31, 2008.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.388 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum principal amortization payments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.5% of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of March 31, 2008, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of May 6, 2008, our term loan facility was rated BB- by S&P and Ba3 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee rate was 0.5%. As of March 31, 2008, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in our leverage ratio. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, both tested quarterly, and a maximum annual capital expenditures limitation. The maximum total leverage ratio decreases from 4.5:1 to 4.25:1 beginning with the two quarters ended June 30, 2008.

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

Holdings Notes

As of March 31, 2008, Holdings had $220 million of debt on its balance sheet relating to the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments are required. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum. The Holdings Discount Notes mature on December 15, 2014. The indenture governing the notes limits our ability and the ability of our restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; to enter into certain transactions with affiliates; and to designate our subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

Dividends

The Company has discontinued its previous policy of paying a regular quarterly dividend. On February 29, 2008, the Company paid its final quarterly dividend of $0.13 per share under the now discontinued policy. The Company currently intends to retain future earnings to build cash on the balance sheet and invest in its business, particularly in A&R. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a Leverage Ratio and an Interest Coverage Ratio, as such terms are defined in the credit facility, and also contains maximum annual capital expenditures limitation. The maximum total leverage ratio decreases from 4.5:1 to 4.25:1 beginning with the two quarters ended June 30, 2008. The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. As of March 31, 2008, we were in compliance with all covenants under the credit facility.

Our borrowing arrangements, including the Holdings Discount Notes and the Acquisition Corp. Senior Subordinated Notes contain certain financial covenants, which limit the ability of our restricted subsidiaries as defined in the indentures governing the notes to, among other things, incur additional indebtedness, issue certain preferred shares, pay dividends, make certain investments, sell certain assets, and consolidate, merge, sell or otherwise dispose of all, or some of, our assets. In order for Acquisition Corp. and Holdings Corp. to incur additional debt or make certain restricted payments using certain exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes and the Holdings Discount Notes, the Fixed Charge Coverage Ratio, as defined in such indentures, must exceed a 2.0 to 1.0 ratio. Fixed Charges are defined in such indentures as consolidated interest expense excluding certain non-cash interest expense.

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

Summary

Management believes that future funds generated from our operations and available borrowing capacity will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. However, our ability to continue to fund these items and to reduce debt may be affected by contractual restrictions, general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued decline of industry-wide CD sales.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 19 to our audited consolidated financial statements for the fiscal year ended September 30, 2007, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2008, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2007.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange forward contracts and foreign exchange option contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Mexican peso, Swedish krona, and Australian dollar. During the three months ended March 31, 2008, the Company entered into additional foreign exchange hedge contracts and, as of March 31, 2008, the Company has outstanding hedge contracts for the sale of $659 million and the purchase of $218 million of foreign currencies at fixed rates. The Company did not enter into any significant foreign exchange contracts subsequent to March 31, 2008.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our Acquisition Corp. £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of March 31, 2008, these Sterling-denominated notes had a carrying value of approximately $201 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of March 31, 2008. We did not enter into any additional hedges related to this debt subsequent to March 31, 2008.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments during the quarter ended March 31, 2008. The total notional amount of debt hedged as of March 31, 2008 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to March 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New

York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. The Company has provided documents and other information in response to these requests and intends to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads have been filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. The Court heard oral arguments on this motion on March 25, 2008 and reserved decision. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

Statement of Objections

On March 30, 2007, the European Commission (“EC”) issued a Statement of Objections to Apple Inc., iTunes S.a.r.l. and one of our subsidiaries, WEA International Inc. (“WEA”). Similar Statements of Objections were also issued to Apple Inc. and each of the other major recorded music companies. The Statement of Objections targeted Apple Inc.’s practice of applying certain territorial restrictions in relation to its iTunes stores in the European Economic Area (“EEA”). The EC alleged that these restrictions arose, among other ways, as a result of the agreement between Apple Inc. and WEA for the sale of downloaded music in the EEA. In the EC’s preliminary view, these restrictions might lead to a distortion of competition, infringing Article 81 of the EC Treaty. We submitted that our practices had not infringed Article 81 of the EC Treaty and presented arguments to that effect in our response. On January 9, 2008, the EC announced that its proceedings had clarified that it was not the agreements between Apple and the major record companies which determined how the iTunes store was organized in Europe and that, consequently, it did not intend to take further action in the case. On March 27, 2008, the EC sent a letter to the Company formally confirming that the case has been closed.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, physical format product innovations such as the recently-launched MVI disc and the distribution of music on mobile devices, and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. Despite the increase in digital sales, they have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact of sales of music through new channels might have on the industry and the recorded music industry performance may continue to negatively impact our operating results. While some third-party industry analysts believe that growth in digital sales will re-establish a growth pattern for all recorded music sales, the timing of the recovery cannot be established with accuracy nor can the impact of how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

There may be downward pressure on our pricing and our profit margins.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big box retailers as a result of complying with operating procedures that are unique to their needs, the adoption by record companies of initially lower-margin physical formats such as MVI and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. See “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

•	limited legal protection and enforcement of intellectual property rights;

•	restrictions on the repatriation of capital;

•	fluctuations in interest and foreign exchange rates;

•	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;

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

In addition, our results can be affected by trends, developments and other events in individual countries. There can be no assurance that in the future other country-specific trends, developments or other events will not have such a significant adverse effect on our business, results of operations or financial condition. Unfavorable conditions can depress sales in any given market and prompt promotional or other actions that affect our margins.

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

Each of these initiatives requires sustained management focus, organization and coordination over significant periods of time. Each of these initiatives also requires success in building relationships with third parties and in anticipating and keeping up with technological developments and consumer preferences and may involve the implementation of new business models or distribution platforms. The results of the strategy and the success of our implementation of this strategy will not be known for some time in the future. If we are unable to implement the strategy successfully or properly react to changes in market conditions, our financial condition, results of operations and cash flows could be adversely affected.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2007, approximately 51% of our revenues related to operations in foreign territories. For the six months ended March 31, 2008, approximately 55% of our revenues related to operations in foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2008, we have partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

We also have several cost-method equity investments. We have invested in privately-held companies, some of which are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We do not control these investments and could lose some or all of our investment in these entities. While we have made several minority investments in the past year and may make further investments in the future, such investments are not material to the overall financial position of our operating results. Our evaluation of investments in private companies is based on the fundamentals of the business, including, among other factors, the nature of their technologies and potential for financial returns.

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

On March 13, 2007, we entered into amendments to our existing manufacturing, packaging and physical distribution arrangements with Cinram for our physical products in North America and most of Europe. Cinram will remain our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe. The terms of the Cinram agreements remain substantially the same as the terms of the original agreements. We believe that the terms of these agreements, as amended, continue to reflect market rates. The agreements, as amended, now expire on March 31, 2010.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2008, our total consolidated indebtedness was $2.275 billion. In addition, as of March 31, 2008, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million in letters of credit).

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests and also have a maximum annual capital expenditures limitation. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. The senior secured credit facility ratio test assumes that over time EBITDA increases and/or total debt decreases. For example, the maximum total leverage ratio decreases from 4.5:1 to 4.25:1 beginning with the two quarters ending June 30, 2008. If EBITDA does not increase and/or if debt does not decrease over time and if we are unable to renegotiate the covenants, we would not comply with these provisions of the senior secured credit facility. A breach of any of these or any other covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness. All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise.

Our credit ratings could impact our cost of capital.

On February 12, 2008, Moody’s Investor Services lowered our debt ratings. Although reductions in our debt ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the medium term and future access at a reasonable rate to the debt markets may be adversely impacted.

Risks Related to our Common Stock

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

The Investor Group controls a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under the New York Stock Exchange rules, a company of which more than 50% of the voting power is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain New York Stock Exchange corporate governance requirements, as applicable, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (4) the requirement that we perform an annual performance evaluation of the nominating/corporate governance committee and compensation committee. We are and intend to continue to utilize these exemptions while we are a controlled company. As a result, we will not have a majority of independent directors and neither our nominating and corporate governance committee, which also serves as our executive committee, nor our compensation committee will consist entirely of independent directors. While our executive, governance and nominating committee and compensation committee have charters that comply with NYSE requirements, we are not required to maintain those charters. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the New York Stock Exchange corporate governance requirements.

Future sales of our shares could depress the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 31, 2008 we had approximately 154.0 million shares of common stock outstanding. Approximately 93.3 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition, in 2005, we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8 and in April 2008, we registered an additional 16.5 million shares underlying options issued, and securities that might be issued in the future pursuant to our benefit plans and arrangements on a Form S-8.

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

In addition, our operating results could be below the expectations of securities analysts and investors, and in response, the market price of our common stock could decrease significantly. As a result, the market price of our common stock could decline below the price at which you purchase it. You may be unable to resell your shares of our common stock at or above such price. Among the other factors that could affect our stock price are:

•	actual or anticipated variations in operating results;

•	changes in dividend policy;

•	changes in financial estimates or investment recommendations by research analysts;

•	actual or anticipated changes in economic, political or market conditions, such as recessions or international currency fluctuations;

•	actual or anticipated changes in the regulatory environment affecting the music industry;

•	changes in the retailing environment;

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

Provisions contained in our Charter and amended and restated bylaws (“Bylaws”) and Delaware law could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders. Provisions of our Charter and Bylaws impose various procedural and other requirements, which could make it more difficult for shareholders to effect certain corporate actions. For example, our Charter authorizes our board of directors to issue up to 100,000,000 preferred shares and determine the rights including vesting rights, preferences, privileges, qualifications, limitations, and restrictions of unissued series of preferred stock, without any vote or action by our shareholders. Thus, our board of directors can authorize and issue shares of preferred stock with voting or conversion rights that could adversely affect the voting or other rights of holders of our common stock. These rights may have the effect of delaying or deterring a change of control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by us during the six months ending March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/07-10/31/07	10,804	(1)	10.25	—	—
12/1/07-12/31/07	1	(1)	6.17	—	—
2/1/08-2/29/08	16,939	(1)	6.05	—	—
3/1/08-3/31/08	10,586	(1)	4.95	—	—

Total	38,330		6.93	—	—

(1)	Reflects shares of common stock withheld from restricted stock that vested during fiscal year 2008 that were surrendered to the Company to satisfy withholding tax requirements related to the vesting of the awards. The value of these shares was determined based on the closing price of our common stock on the date of vesting.

As previously reported, on March 15, 2008, the Company granted restricted stock awards to Edgar Bronfman, Jr. and Lyor Cohen under the Company’s Amended and Restated 2005 Omnibus Award Plan, which awards consisted of 2,750,000 and 1,750,000 shares of restricted common stock, respectively. To the extent such grants constituted a sale of securities under federal securities laws, they were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Warner Music Group Corp. was held on February 26, 2008. The following matters were voted on at the meeting: (i) the election of 13 directors for a term of one year and until their successors are duly elected and qualified, (ii) the approval of the Company’s Amended and Restated 2005 Omnibus Award Plan and (iii) the ratification of the appointment of Ernst & Young LLP to serve as the independent auditors of the Company for the fiscal year ended September 30, 2008.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld
Edgar Bronfman, Jr.	124,925,194	11,051,502
Shelby W. Bonnie	135,702,586	274,110
Richard Bressler	126,784,338	9,192,358
John P. Connaughton	124,192,675	11,784,021
Phyllis E. Grann	135,702,086	274,610
Michele J. Hooper	135,657,806	318,890
Scott L. Jaeckel	125,784,538	9,192,158
Seth W. Lawry	125,647,232	10,329,464
Thomas H. Lee	124,888,522	11,088,174
Ian Loring	123,277,180	12,699,516
Jonathan M. Nelson	122,916,986	13,059,710
Mark Nunnelly	123,277,170	12,699,526
Scott M. Sperling	124,887,382	11,089,314

(ii) The votes cast for, against or abstaining with respect to the approval of the Company’s Amended and Restated 2005 Omnibus Award Plan were as follows:

For:	Against:	Abstain:
112,051,997	18,606,038	13,388

There were also 5,305,273 broker non-vote shares.

(iii) The votes cast for, against or abstaining with respect to the ratification of the appointment of Ernst & Young LLP to serve as the independent auditors of the Company for the fiscal year ended September 30, 2008 were as follows:

For:	Against:	Abstain:
135,966,870	3,087	6,739

ITEM 5.	OTHER INFORMATION

At the Annual Meeting of Stockholders of Warner Music Group Corp. held on February 26, 2008, the Company’s stockholders approved an amendment and restatement of the Company’s 2005 Omnibus Award Plan to (i) increase the number of shares of stock with respect to which awards may be granted under the plan by 16,500,000 shares, (ii) increase the maximum amount of options and stock appreciation rights any single participant may be granted in any one fiscal year to 6,000,000 shares of stock and (iii) increase the maximum amount of performance compensation awards any single participant may be granted in any one fiscal year to 6,000,000 shares of stock.

On February 25, 2008, the Company announced that Alex Zubillaga, Executive Vice President, Digital Strategy and Business Development of the Company, had resigned, effective June 1, 2008. In connection with his resignation, the Company and Mr. Zubillaga have entered into a Separation Agreement and Release, dated as of May 2, 2008. Upon the termination of Mr. Zubillaga’s employment with the Company, 187,000 unvested options and 134,438 shares of unvested restricted common stock held by him will be forfeited. In addition, pursuant to the terms of the Separation Agreement and Release, the Company has exercised a call option with respect to unvested shares of restricted common stock issued to Mr. Zubillaga pursuant to the Restricted Stock Award Agreement, dated as of October 1, 2004, between Warner Music Group Corp. and Mr. Zubillaga (the “Restricted Stock Agreement”). As a result of the exercise of the call option, the Company will buy back 29,874 unvested shares of restricted common stock for $30,930.98, the original amount paid for such shares by Mr. Zubillaga. The Separation Agreement and Release also contains a standard covenant relating to confidentiality and one-year post-employment non-solicitation and non-competition covenants. Other terms of the Separation Agreement and Release are set forth in the agreement, which is filed as exhibit 10.8 hereto and hereby incorporated by reference. The Restricted Stock Agreement has been previously filed by the Company and WMG Acquisition Corp. with the SEC and the terms are hereby incorporated by reference.

As previously noted, Michael Nash has been promoted to Executive Vice President, Digital Strategy and Business Development, and will succeed Mr. Zubillaga on the effective date of Mr. Zubillaga’s resignation. In his new role, Mr. Nash will be responsible for the company’s worldwide digital strategy and business development activity including key initiatives driving Internet and mobile commerce, and new music-based products and services.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (2)

10.1	Amended and Restated Employment Agreement dated as of March 14, 2008, between WMG Acquisition Corp. and Edgar Bronfman, Jr. (3)

10.2	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr. (3)

10.3	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Edgar Bronfman, Jr. (3)

10.4	Amended and Restated Employment Agreement dated as of March 14, 2008, between WMG Acquisition Corp. and Lyor Cohen (4)

10.5	Stock Option Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen (4)

10.6	Restricted Stock Award Agreement, dated as of March 15, 2008, between Warner Music Group Corp. and Lyor Cohen (4)

10.7	Warner Music Group Corp. Amended and Restated 2005 Omnibus Award Plan (3)

10.8	Separation Agreement and Release, dated as of May 2, 2008, between Warner Music Inc. and Alex Zubilllaga*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
(1)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on December 20, 2007 (File No. 001-32502).
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 17, 2008 (File No. 001-32502).
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2008

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ MICHAEL D. FLEISHER
Name:	Michael D. Fleisher
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)