Form 10-Q
period 2008-12-31
Warner Music Group Corp.
filed 2009-02-05
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 4, 2009, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 154,462,885.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets

	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$549	$411
Accounts receivable, less allowances of $193 and $159 million	543	538
Inventories	57	57
Royalty advances expected to be recouped within one year	176	174
Deferred tax assets	32	30
Other current assets	38	38

Total current assets	1,395	1,248
Royalty advances expected to be recouped after one year	215	212
Investments	49	155
Property, plant and equipment, net	108	117
Goodwill	1,087	1,085
Intangible assets subject to amortization, net	1,442	1,539
Intangible assets not subject to amortization	100	100
Other assets	69	70

Total assets	$4,465	$4,526

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$191	$219
Accrued royalties	1,198	1,189
Taxes and other withholdings	24	16
Current portion of long-term debt	17	17
Deferred income	135	117
Other current liabilities	242	313

Total current liabilities	1,807	1,871
Long-term debt	2,206	2,242
Deferred tax liabilities	235	237
Other noncurrent liabilities	258	262

Total liabilities	4,506	4,612

Commitments and Contingencies (See Note 11)
Shareholders’ deficit:
Common stock ($0.001 par value; 500,000,000 shares authorized; 154,462,885 and 154,012,885 shares issued and outstanding)	—	—
Additional paid-in capital	592	590
Accumulated deficit	(663)	(686)
Accumulated other comprehensive income, net	30	10

Total shareholders’ deficit	(41)	(86)

Total liabilities and shareholders’ deficit	$4,465	$4,526

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(in millions, except per share amounts)
Revenues	$878	$989
Costs and expenses:
Cost of revenues	(484)	(545)
Selling, general and administrative expenses (a)	(295)	(331)
Other income	—	3
Amortization of intangible assets	(58)	(54)

Total costs and expenses	(837)	(927)

Operating income	41	62
Interest expense, net	(44)	(48)
Minority interest income (expense)	7	(2)
Gain on sale of equity investment	36	—
Gain on foreign exchange transaction	9	—
Impairment of equity investment	(10)	—
Other expense, net	—	—

Income from continuing operations before income taxes	39	12
Income tax expense	(16)	(10)

Income from continuing operations	23	2
Loss from discontinued operations	—	(18)

Net income (loss)	$23	$(16)

Net income (loss) per common share:
Basic earnings per share:
Income from continuing operations	$0.15	$0.01
Loss from discontinued operations	—	(0.12)

Net income (loss)	$0.15	$(0.11)

Diluted earnings per share:
Income from continuing operations	$0.15	$0.01
Loss from discontinued operations	—	(0.12)

Net income (loss)	$0.15	$(0.11)

Weighted average common shares:
Basic	149.2	147.2
Diluted	149.9	147.2
(a) Includes depreciation expense of:	$(8)	$(13)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(in millions)
Cash flows from operating activities
Net income (loss)	$23	$(16)
Loss from discontinued operations	—	18

Income from continuing operations	23	2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	66	67
Deferred taxes	—	(11)
Gain on sale of equity investment	(36)	—
Gain on foreign exchange transaction	(9)	—
Impairment of equity investment	10	—
Non-cash interest expense	11	12
Non-cash stock-based compensation expense	2	3
Minority interest (income) expense	(7)	2
Other non-cash items	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(22)	(96)
Inventories	(3)	(2)
Royalty advances	(26)	(46)
Accounts payable and accrued liabilities	40	28
Other balance sheet changes	(5)	7

Net cash provided by (used in) operating activities	43	(36)

Cash flows from investing activities
Repayments of loans to third parties	3	—
Investments and acquisitions of businesses	(5)	(106)
Acquisition of publishing rights	(2)	(11)
Proceeds from the sale of investments	124	5
Capital expenditures	(3)	(7)

Net cash provided by (used in) investing activities	117	(119)

Cash flows from financing activities
Debt repayments	(4)	(4)
Dividends paid	—	(20)

Net cash used in financing activities	(4)	(24)
Effect of foreign currency exchange rate changes on cash	(18)	6

Net increase (decrease) in cash and equivalents	138	(173)
Cash and equivalents at beginning of period	411	333

Cash and equivalents at end of period	$549	$160

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Shareholders’ Deficit (Unaudited)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Value	Additional Paid-in Capital	Accumulated Deficit		Total Shareholders’ Deficit
	(in millions, except number of common shares)
Balance at September 30, 2008	154,012,885	$0.001	$590	$(686)	$10	$(86)
Comprehensive income:
Net income				23		23
Foreign currency translation adjustment					23	23
Minimum pension liability					—	—
Deferred losses on derivative financial instruments					(3)	(3)

Total comprehensive income				23	20	43
Issuance of stock options and restricted shares of common stock	450,000		2			2

Balance at December 31, 2008	154,462,885	$0.001	$592	$(663)	$30	$(41)

See accompanying notes.

Warner Music Group Corp.

Notes to Consolidated Interim Financial Statements (Unaudited)

1. Description of Business

Warner Music Group Corp. (the “Company” or “Parent”) was formed by a private equity consortium of investors (the “Investor Group”) on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc (“Time Warner”). Effective March 1, 2004, Acquisition Corp. acquired such interests from Time Warner for approximately $2.6 billion (the “Acquisition”). The original Investor Group included affiliates of Thomas H. Lee Partners (“THL”), affiliates of Bain Capital Investors, LLC (“Bain”), affiliates of Providence Equity Partners, Inc. (“Providence”) and Music Capital Partners, L.P. (“Music Capital”). Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

The Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing. A brief description of these operations is presented below.

Recorded Music Operations

The Company’s Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. In addition to the more traditional methods of discovering and developing artists, following the Acquisition the Company established Independent Label Group (“ILG”) to discover artists earlier in the process and at lower cost by leveraging the Company’s independent distribution network.

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

Outside the U.S., Recorded Music activities are conducted in more than 50 countries, primarily through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activities in Canada and Latin America are conducted through Warner Music’s North American operations.

Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace and ADA Global, which provides ADA’s distribution services to independent labels outside of the U.S. through a network of affiliated and non-affiliated distributors.

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded rights deals where we acquire broader rights in an artist’s career, we may provide more comprehensive career support, promoting an artist for longer periods of time and actively developing new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody, social networking sites such as MySpace, Internet portals and music-centered destinations, such as imeem. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it now has the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, Home Box Office (“HBO”), New Line Cinema and Warner Bros. Studios. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2009.

The consolidated balance sheet at September 30, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to December 31, 2008 and 2007 relate to the three month periods ended December 26, 2008 and December 28, 2007, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted the provisions of FAS 157 as of October 1, 2008. The impact of adopting SFAS No. 157 effective October 1, 2008 was not material to our financial statements. Refer to Note 15.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, (“FAS 159”)—including an Amendment of SFAS 115, which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of FAS 159 as of October 1, 2008. Upon initial adoption, Statement 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. The Company has elected not to apply the fair value option to the eligible items.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”(“FAS 141R”). FAS 141R changes the accounting for business combinations in several areas including contingent consideration, acquisition-related costs, restructuring costs and deferred income taxes. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. FAS 141R is effective for fiscal years beginning after December 15, 2008 on a prospective basis. The Company will adopt FAS 141R beginning in the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”(“FAS 160”). FAS No. 160 requires the recognition of a noncontrolling (minority) interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. FAS 160 also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. FASB requires that FAS 160 and FAS 141R to be adopted concurrently and thus, FAS 160 is also effective for fiscal years beginning after December 15, 2008 on a prospective basis. The Company will adopt the provisions of this statement beginning the first quarter of fiscal year 2010. This standard will change the Company’s accounting treatment and presentation of business combinations with noncontrolling interests on a prospective basis.

3. Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”). Under the provisions of FAS 128, basic net (loss) income per common share is computed by dividing the net (loss) income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net income (loss) per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions, except per share amounts):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Numerator:
Basic and diluted net income (loss) per common share:
Net income (loss)	$23	$(16)

Denominator:
Weighted average common shares outstanding for basic calculation (a)	149.2	147.2

Dilutive effect of options and restricted stock	0.7	—

Weighted average common outstanding shares for diluted calculation	149.9	147.2

Net income (loss) per common share—basic	$0.15	$(0.11)

Net income (loss) per common share—diluted	$0.15	$(0.11)

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net loss per common share for the three months ended December 31, 2007 excludes an adjustment to the weighted-average common shares outstanding for the potential dilution that would occur if the Company’s stock options were exercised or the Company’s restricted stock had vested. As a result of the Company’s net loss for the three months ended December 31, 2007, the effect of the assumed exercise of any outstanding stock options and the assumed vesting of shares of restricted shares would have been anti-dilutive and accordingly, the following share amounts were excluded from the calculation of diluted net loss per share (in millions):

Three Months Ended December 31, 2007
Stock options	1.0
Restricted stock	2.1

During the quarter ended December 31, 2008, 253,925 shares of restricted stock purchased by or awarded to certain employees of the Company vested.

4. Significant Acquisitions and Dispositions

Acquisition of Interest in Frank Sinatra Estate

The Company acquired a 50% interest in Frank Sinatra Enterprises, LLC (“FSE”) on November 19, 2007 for $50 million. FSE is a limited liability company established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content. The transaction was accounted for under the purchase method of accounting, based on the provisions of FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” and the results of operations of FSE have been included in the Company’s results of operations from the date of the acquisition. The purchase price has been allocated to the underlying net assets acquired in proportion to the estimated fair value, principally recorded music catalog of $66 million, trademarks of $20 million and goodwill of $14 million.

Discontinued Operations

During fiscal 2008, the Company shut down the operations of Bulldog Entertainment (“Bulldog”), an entertainment services company, which was recorded in our Recorded Music operations. As a result of this triggering event, the Company performed an impairment test and determined that an $18 million impairment charge was necessary to adjust the assets to fair market value, based on the discounted value of future cash flows. The Company shut down this operation in January 2008 and reported Bulldog’s results as a discontinued operation in the consolidated statement of operations.

5. Investments

The Company’s investments consist of the following (in millions):

	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
Cost-method investments	$42	$43
Equity-method investments	7	112

	$49	$155

The Company’s significant cost-method investments at December 31, 2008 relate to its investment in lala of $20 million and imeem of $15 million.

On October 22, 2008, the Company entered into an agreement to sell its remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. The transaction closed on October 29, 2008 and the Company recorded a gain on the sale of its equity investment of $36 million for the three months ended December 31, 2008.

During the quarter ended December 31, 2008, the Company chose not to continue its participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, the Company wrote-off the remaining $10 million related to its investment in the joint venture.

6. Inventories

Inventories consist of the following (in millions):

	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
Compact discs and other music-related products	$55	$55
Published sheet music and song books	2	2

	$57	$57

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2008 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2008 (audited)	$494	$591	$1,085
Acquisitions	2	—	2
Dispositions	—	—	—
Other adjustments	—	—	—

Balance at December 31, 2008 (unaudited)	$496	$591	$1,087

The acquisition of goodwill primarily relates to purchase accounting adjustments performed during the three months ended December 31, 2008 for a few small acquisitions.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2008	Acquisitions	Other (a)	December 31, 2008
	(audited)			(unaudited)
Intangible assets subject to amortization:
Recorded music catalog	$1,384		(13)	$1371
Music publishing copyrights	948	1	(25)	924
Artist contracts	76	—	(2)	74
Trademarks	31		—	31
Other intangible assets	8	—	—	8

	2,447	1	(40)	2,408
Accumulated amortization	(908)			(966)

Total net intangible assets subject to amortization	1,539			1,442
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,639			$1,542

(a)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees, and costs to terminate certain artist, songwriter, co-publisher and other contracts. The number of employees identified to be involuntarily terminated approximated 1,600. Such liabilities were recognized as part of the cost of the Acquisition. As of December 31, 2008, the Company had approximately $15 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $99 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	December 31, 2008	September 30, 2008
	(unaudited)	(audited)
Senior secured credit facility:
Term loan (a)	$1,375	$1,379

	1,375	1,379
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (b)	147	184
9.5% Senior Discount Notes due 2014—Holdings (c)	236	231

Total debt	2,223	2,259
Less current portion	(17)	(17)

Total long-term debt	$2,206	$2,242

(a)	Decrease in debt is a result of quarterly principal payments of our term loans under our senior secured credit facility.

(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.
(c)	Change represents the accrual of interest on the discount notes in the form of an increase in the accreted value of the discount notes.

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

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three months ended December 31, 2008 and 2007 (in millions):

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Recorded Music	$1	$2
Music Publishing	—	—
Corporate	1	1

Total	$2	$3

During the three months ended December 31, 2008, the Company awarded 450,000 shares of restricted stock and 585,000 stock options to its employees.

11. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. This motion was granted on October 9, 2008. Plaintiffs appealed the decision. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

12. Derivative Financial Instruments

During the three months ended December 31, 2008, the Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments. However, the Company entered into additional foreign exchange contracts to hedge its foreign currency royalty payments for the fiscal year 2009. As of December 31, 2008, the Company had interest rate swap agreements to hedge a total notional debt amount of $897 million and recorded $3 million of deferred net losses in comprehensive income related to hedging on its interest rate swaps and foreign currency forward exchange contracts.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
December 31, 2008
Revenues	$749	$134	$(5)	$878
OIBDA	108	21	(22)	107
Depreciation of property, plant and equipment	(5)	(1)	(2)	(8)
Amortization of intangible assets	(43)	(15)	—	(58)

Operating income (loss)	$60	$5	$(24)	$41

December 31, 2007
Revenues	$850	$144	$(5)	$989
OIBDA	136	21	(28)	129
Depreciation of property, plant and equipment	(9)	(1)	(3)	(13)
Amortization of intangible assets	(38)	(16)	—	(54)

Operating income (loss)	$89	$4	$(31)	$62

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $35 million and $51 million during the three months ended December 31, 2008 and 2007, respectively. The Company paid approximately $12 million and $26 million of income and withholding taxes in the three months ended December 31, 2008 and 2007, respectively. The Company received $9 million and $2 million of income tax refunds in the three months ended December 31, 2008 and 2007, respectively.

15. Fair Value Measurements

FAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, FAS 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company does not have any significant assets or liabilities measured at fair value using Level 1 or Level 3 inputs as of December 31, 2008. In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value as of December 31, 2008, which are classified as other current liabilities ($18 million), and other long-term liabilities ($14 million):

	Fair Value Measurements as of December 31, 2008
	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities:
Interest Rate Swaps (a)	—	$16	—	$16
Foreign Currency Forward Exchange Contracts (b)	—	16	—	16

Total	—	$32	—	$32

(a)	The fair value of the interest rate swaps is based on dealer quotes using relevant market interest rates.
(b)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (unaudited)

December 31, 2008

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$98	$—	$451	$—	$549
Accounts receivable, net	—	—	543	—	543
Inventories	—	—	57	—	57
Royalty advances expected to be recouped within one year	—	—	176	—	176
Deferred tax assets	—	—	32	—	32
Other current assets	—	—	38	—	38
Total current assets	98	—	1,297	—	1,395
Royalty advances expected to be recouped after one year	—	—	215	—	215
Investments in and advances (from) to consolidated subsidiaries	(140)	93	—	47	—
Investments	—	—	49	—	49
Property, plant and equipment, net	—	—	108	—	108
Goodwill	—	—	1,087	—	1,087
Intangible assets subject to amortization, net	—	—	1,442	—	1,442
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	3	66	—	69

Total assets	$(42)	$96	$4,364	$47	$4,465

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$191	$—	$191
Accrued royalties	—	—	1,198	—	1,198
Taxes and other withholdings	2	—	22	—	24
Current portion of long-term debt	—	—	17	—	17
Deferred income	—	—	135	—	135
Other current liabilities	—	—	242	—	242

Total current liabilities	2	—	1,805	—	1,807
Long-term debt	—	236	1,970	—	2,206
Deferred tax liabilities, net	—	—	235	—	235
Other noncurrent liabilities	(3)	—	261	—	258

Total liabilities	(1)	236	4,271	—	4,506

Shareholders’ (deficit) equity	(41)	(140)	93	47	(41)

Total liabilities and shareholders’ (deficit) equity	$(42)	$96	$4,364	$47	$4,465

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (audited)

September 30, 2008

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$98	$—	$313	$—	$411
Accounts receivable, net	—	—	538	—	538
Inventories	—	—	57	—	57
Royalty advances expected to be recouped within one year	—	—	174	—	174
Deferred tax assets	—	—	30	—	30
Other current assets	—	—	38	—	38

Total current assets	98	—	1,150	—	1,248
Royalty advances expected to be recouped after one year	—	—	212	—	212
Investments in and advances to (from) consolidated subsidiaries	(185)	43	—	142	—
Investments	—	—	155	—	155
Property, plant and equipment, net	—	—	117	—	117
Goodwill	—	—	1,085	—	1,085
Intangible assets subject to amortization, net	—	—	1,539	—	1,539
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	—	3	67	—	70

Total assets	$(87)	$46	$4,425	$142	$4,526

Liabilities and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$219	$—	$219
Accrued royalties	—	—	1,189	—	1,189
Taxes and other withholdings	2	—	14	—	16
Current portion of long-term debt	—	—	17	—	17
Deferred income	—	—	117	—	117
Other current liabilities	1	—	312	—	313

Total current liabilities	3	—	1,868	—	1,871
Long-term debt	—	231	2,011	—	2,242
Deferred tax liabilities, net	—	—	237	—	237
Other noncurrent liabilities	(4)	—	266	—	262

Total liabilities	(1)	231	4,382	—	4,612

Shareholders’ (deficit) equity	(86)	(185)	43	142	(86)

Total liabilities and shareholders’ (deficit) equity	$(87)	$46	$4,425	$142	$4,526

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (unaudited)

For The Three Months Ended December 31, 2008 and 2007

	Three months ended December 31, 2008
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$878	$—	$878
Costs and expenses:
Cost of revenues	—	—	(484)	—	(484)
Selling, general and administrative expenses	—	—	(295)	—	(295)
Other income	—	—	—	—	—
Amortization of intangible assets	—	—	(58)	—	(58)

Total costs and expenses	—	—	(837)	—	(837)

Operating income	—	—	41	—	41
Interest expense, net	—	(5)	(39)	—	(44)
Minority interest income	—	—	7	—	7
Gain on sale of equity investment	—	—	36	—	36
Gain on foreign exchange transaction	—	—	9	—	9
Impairment of equity investment	—	—	(10)	—	(10)
Other (income) expense, net	23	28	—	(51)	—

Income (loss) from continuing operations before income taxes	23	23	44	(51)	39
Income tax expense	—	—	(16)	—	(16)

Net income (loss) from continuing operations	23	23	28	(51)	23
Loss from discontinuing operations	—	—	—	—	—

Net income (loss)	$23	$23	$28	$(51)	$23

	Three months ended December 31, 2007
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$989	$—	$989
Costs and expenses:
Cost of revenues	—	—	(545)	—	(545)
Selling, general and administrative expenses	—	—	(331)	—	(331)
Other income	—	—	3	—	3
Amortization of intangible assets	—	—	(54)	—	(54)

Total costs and expenses	—	—	(927)	—	(927)

Operating income	—	—	62	—	62
Interest expense, net	—	(5)	(43)	—	(48)
Minority interest expense	—	—	(2)	—	(2)
Gain on sale of equity investment	—	—	—	—	—
Gain on foreign exchange transaction	—	—	—	—	—
Impairment of equity investment	—	—	—	—	—
Other (income) expense, net	(16)	(11)	—	27	—

(Loss) income from continuing operations before income taxes	(16)	(16)	17	27	12
Income tax expense	—	—	(10)	—	(10)

Net (loss) income from continuing operations	(16)	(16)	7	27	2
Loss from discontinuing operations	—	—	(18)	—	(18)

Net (loss) income	$(16)	$(16)	$(11)	$27	$(16)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2008

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$23	$23	$28	$(51)	$23
Loss from discontinued operations	—	—	—	—	—

Income (loss) from continued operations	23	23	28	(51)	23
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	—	66	—	66
Deferred taxes	—	—	—	—	—
Gain on sale of equity investment	—	—	(36)	—	(36)
Gain on foreign exchange transaction	—	—	(9)	—	(9)
Impairment of equity investment	—	—	10	—	10
Non-cash interest expense	—	5	6	—	11
Non-cash, stock-based compensation expense	—	—	2	—	2
Minority interest (income) expense	—	—	(7)	—	(7)
Other non-cash items	(23)	(28)	(1)	51	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(22)	—	(22)
Inventories	—	—	(3)	—	(3)
Royalty advances	—	—	(26)	—	(26)
Accounts payable and accrued liabilities	—	—	40	—	40
Other balance sheet changes	—	—	(5)	—	(5)

Net cash provided by operating activities	—	—	43	—	43

Cash flows from investing activities:
Repayment of loans to third parties	—	—	3	—	3
Investments and acquisitions of businesses	—	—	(5)	—	(5)
Acquisition of publishing rights	—	—	(2)	—	(2)
Proceeds from the sale of investments	—	—	124	—	124
Capital expenditures	—	—	(3)	—	(3)

				—
Net cash provided by investing activities	—	—	117	—	117

Cash flows from financing activities:
Debt repayments	—	—	(4)	—	(4)
(Decrease) increase in intercompany	—	—	—	—	—
Dividends paid	—	—	—	—	—

Net cash (used in) provided by financing activities	—	—	(4)	—	(4)

Effect of foreign currency exchange rate changes on cash	—	—	(18)	—	(18)

Net increase in cash and equivalents	—	—	138	—	138
Cash and equivalents at beginning of period	98	—	313	—	411

Cash and equivalents at end of period	$98	$—	$451	$—	$549

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (unaudited)

For The Three Months Ended December 31, 2007

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(16)	$(16)	$(11)	$27	$(16)
Loss from discontinued operations	—	—	18	—	18

(Loss) income from continued operations	(16)	(16)	7	27	2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	—	—	67	—	67
Deferred taxes	—	—	(11)	—	(11)
Gain on sale of equity investment	—	—	—	—	—
Gain on sale of foreign exchange transaction	—	—	—	—	—
Impairment of equity investment	—	—	—	—	—
Non-cash interest expense	—	5	7	—	12
Non-cash stock compensation expense	—	—	3	—	3
Minority interest expense	—	—	2	—	2
Other non-cash items	16	11	(2)	(27)	(2)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(96)	—	(96)
Inventories	—	—	(2)	—	(2)
Royalty advances	—	—	(46)	—	(46)
Accounts payable and accrued liabilities	—	—	28	—	28
Other balance sheet changes	(3)	—	10	—	7

Net cash used in operating activities	(3)	—	(33)	—	(36)

Cash flows from investing activities:
Repayment of loans to third parties	—	—	—	—	—
Investments and acquisitions of businesses	—	—	(106)	—	(106)
Acquisition of publishing rights	—	—	(11)	—	(11)
Proceeds from the sale of investments	—	—	5	—	5
Capital expenditures	—	—	(7)	—	(7)

Net cash used in investing activities	—	—	(119)	—	(119)

Cash flows from financing activities:
Debt repayments	—	—	(4)	—	(4)
(Decrease) increase in intercompany	(8)	—	8	—	—
Dividends paid	(20)	—	—	—	(20)

Net cash (used in) provided by financing activities	(28)	—	4	—	(24)

Effect of foreign currency exchange rate changes on cash	—	—	6	—	6

Net decrease in cash and equivalents	(31)	—	(142)	—	(173)
Cash and equivalents at beginning of period	74	—	259	—	333

Cash and equivalents at end of period	$43	$—	$117	$—	$160

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 (the “Quarterly Report”). This discussion contains forward-looking statements and involves numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements.

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

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay quarterly dividends, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the continued decline in the global recorded music industry and the rate of overall decline in the recorded music industry;

•	current uncertainty in global economic conditions could adversely affect our prospects and our results of operations;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, Internet peer-to-peer file-sharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	the seasonal and cyclical nature of recorded music sales;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•	the ability to develop a successful business model applicable to a digital environment;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

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

INTRODUCTION

Warner Music Group Corp. was formed by the Investor Group on November 21, 2003. The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp is one of the world’s major music companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner. Effective March 1, 2004, Acquisition Corp acquired such interests from Time Warner for approximately $2.6 billion. The original Investor Group included THL, Bain, Providence and Music Capital. Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and

Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2008 and 2007. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2008 and 2007, as well as a discussion of our financial condition and liquidity as of December 31, 2008. The discussion of our financial condition and liquidity includes (i) our available financial capacity under the revolving credit portion of our senior secured credit facility and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by calculating prior-year results using current year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. GAAP.

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

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Recorded Music activities in Canada and Latin America are conducted though Warner Music’s North American operations.

Our Recorded Music distribution operations include WEA Corp, which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; Ryko Distribution, which distributes music and DVD releases from Rykodisc, Ryko’s record label, and third-party record and video labels; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace and ADA Global, which provides ADA’s distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA, Ryko Distribution and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to thousands of record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded rights deals where we acquire broader rights in an artist’s career, we may provide more comprehensive career support, promoting an artist for longer periods of time and actively developing new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services such as Rhapsody, social networking sites such as MySpace, Internet portals and music-centered destinations, such as imeem. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it now has the opportunity to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll-out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

Our principal Recorded Music revenue sources are sales of CDs and DVDs, online digital downloads, mobile phone downloads and ringtones and other recorded music products and license fees received for the ancillary uses of our Recorded Music catalog. Increasingly, we are also diversifying our revenues beyond those revenue sources to include revenues from expanded rights associated with our artists and other artists, including sponsorship, fan club, websites, merchandising, touring, ticketing and artist management. The principal costs associated with our Recorded Music operations are as follows:

•

royalty costs and artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing artists, (iii) creating master recordings in the studio and (iv) creating artwork for album covers and liner notes;

•	product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets as well as those principal costs related to expanded rights.

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, Home Box Office (“HBO”), New Line Cinema and Warner Bros. Studios. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

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

•	Digital: the licensor receives royalties or fees with respect to Internet and mobile downloads, mobile ringtones and online and mobile streaming.

•	Other: the licensor receives royalties for other uses such as in sheet music.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed to digital piracy, the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, significant revenue streams from these new formats are just beginning to emerge and have not yet reached a level where they offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because our Music Publishing business generates a portion of its revenues from mechanical royalties received from the sale of music in physical recorded music formats such as the CD.

Current uncertainty in global economic conditions poses a risk to the overall economy, which has already begun to negatively affect demand for our products and other related matters. The current uncertainty in global economic conditions makes it particularly difficult to predict future product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. Even in the midst of the global economic slowdown, we remain committed to executing on our strategic initiatives and plan to continue our transformation to adapt to the changing music industry in order to maximize cash flow and profitability. We are adapting to the impact of the economic slowdown by continuing our focus on cash and liquidity. We will monitor current events closely and take advantage of our flexible cost structure to minimize any impact.

Settlements

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2008 Compared with Three Months Ended December 31, 2007

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Revenue by Type
Physical	$537	$665	$(128)	-19%
Digital	156	132	24	18%
Licensing	56	53	3	6%

Total Recorded Music	749	850	(101)	-12%
Mechanical	46	60	(14)	-23%
Performance	49	50	(1)	-2%
Synchronization	22	20	2	10%
Digital	15	10	5	50%
Other	2	4	(2)	-50%

Total Music Publishing	134	144	(10)	-7%
Intersegment elimination	(5)	(5)	—	—

Total Revenue	$878	$989	$(111)	-11%

Revenue by Geographical Location
U.S. Recorded Music	$315	$400	$(85)	-21%
U.S. Publishing	48	47	1	2%

Total U.S.	363	447	(84)	-19%
International Recorded Music	434	450	(16)	-4%
International Publishing	86	97	(11)	-11%

Total International	520	547	(27)	-5%
Intersegment eliminations	(5)	(5)	—	—

Total Revenue	$878	$989	$(111)	-11%

Total Revenue

Total revenues decreased by $111 million, or 11%, to $878 million for the three months ended December 31, 2008 from $989 million for the three months ended December 31, 2007. Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the three months ended December 31, 2008, respectively, compared to 86% and 14% for the three months ended December 31, 2007, respectively. U.S. and international revenues represented 41% and 59% of total revenues for the three months ended December 31, 2008, respectively, compared to 45% and 55% for the three months ended December 31, 2007, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $59 million, or 6%, for the three months ended December 31, 2008.

Total digital revenues increased by $29 million, or 20%, to $171 million for the three months ended December 31, 2008 from $142 million for the three months ended December 31, 2007. Total digital revenues represented 19% and 14% of consolidated revenues for the three months ended December 31, 2008 and 2007, respectively. Total digital revenues for the three months ended December 31, 2008 were comprised of U.S. revenues of $110 million, or 64% of total digital revenues, and international revenues of $61 million, or 36% of total digital revenues. Total digital revenues for the three months ended December 31, 2007 were comprised of U.S. revenues of $96 million, or 68% of total digital revenues, and international revenues of $46 million, or 32% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital sales increased by $33 million, or 24%, for the three months ended December 31, 2008.

Recorded Music revenues decreased by $101 million, or 12%, to $749 million for the three months ended December 31, 2008 from $850 million for the three months ended December 31, 2007. The net decrease in physical revenues of $128 million was a result of the ongoing transition in the recorded music industry characterized by a shift in consumption patterns from physical CD/DVD sales to new forms of digital music as well as the impact of the recessionary global economy on retailers. In addition, domestic revenues in the prior period included the release of the largest selling album of calendar 2007 in the U.S. according to SoundScan, “Noel” by Josh Groban, which sold nearly 4 million units. The decrease in physical CD/DVD sales was partially offset by an increase in revenues from expanded rights.

Digital revenues increased $24 million from the prior-year quarter, largely due to the shift in consumption patterns as noted above. Licensing revenues increased $3 million versus the prior-year quarter.

Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $60 million, or 7%, for the three months ended December 31, 2008.

Music Publishing revenues decreased by $10 million, or 7%, to $134 million for the three months ended December 31, 2008 from $144 million for the three months ended December 31, 2007. The decrease was due primarily to declines in mechanical and performance revenues as a result of the continued decline in physical sales in the overall recorded music industry, partially offset by the increases in digital and synchronization revenues. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased $1 million, or 1%, for the three months ended December 31, 2008.

Revenue by Geographical Location

U.S. revenues decreased by $84 million, or 19%, to $363 million for the three months ended December 31, 2008 from $447 million for the three months ended December 31, 2007 primarily due to decreases of $84 million in physical CD/DVD sales and $10 million in licensing revenues. The overall decline in the U.S. Recorded Music business reflects the ongoing transition in the recorded music industry characterized by a shift in consumption patterns from physical CD/DVD sales to new forms of digital music as well as the impact of the turbulent global economy on retailers. In addition, U.S. sales in the prior period included the release of “Noel.” Licensing revenue decreased $10 million offset by growth in U.S. digital revenues of $14 million, which was driven by growth of both online downloads and mobile.

International revenues decreased by $27 million, or 5%, to $520 million for the three months ended December 31, 2008 from $547 million for the three months ended December 31, 2007 due in part to decreases of $44 million in physical CD/DVD sales and $10 million in mechanical revenues. These decreases were driven by continued contracting demand for physical product by retailers offset by increased expanded rights revenues as we continue to broaden our revenue mix into growing areas of the music business, including sponsorship, fan club, websites, merchandising, touring, ticketing and artist management. In addition, the prior-year quarter reflected significant sales of several successful international releases, primarily in Europe. Offsetting these decreases in physical CD/DVD sales was an increase of $15 million in international digital sales and an increase of $9 million in licensing revenues due primarily to continued focus on expanding our revenues in this area. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $25 million, or 5%, for the three months ended December 31, 2008.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$313	$344	$(31)	-9%
Product costs	155	182	(27)	-15%
Licensing costs	16	19	(3)	-16%

Total cost of revenues	$484	$545	$(61)	-11%

Our cost of revenues decreased by $61 million, or 11%, to $484 million for the three months ended December 31, 2008 from $545 million for the three months ended December 31, 2007. Expressed as a percentage of revenues, cost of revenues was 55% for each of the three months ended December 31, 2008 and 2007.

Artist and repertoire costs increased as a percentage of current year revenues from 35% in the prior-year quarter to 36% in the current-year quarter driven primarily by higher royalty rates on products sold in the quarter compared with those in the prior-year quarter, offset in part by a benefit relating to the timing of artist and repertoire spending.

Product costs remained flat at 18% of revenues in the three months ended December 31, 2008 and 2007. The decrease in product costs was due primarily to change in mix from physical to digital offset by increased cost of revenues related to touring and merchandising.

Licensing costs decreased $3 million, or 16%, to $16 million for the three months ended December 31, 2008 from $19 million for the three months ended December 31, 2007, and licensing costs represented 29% and 36% of licensing revenues for the three months ended December 31, 2008 and 2007, respectively. Excluding the unfavorable impact of foreign currency exchange rates, licensing costs remained unchanged compared to the three months ended December 31, 2007.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$140	$152	$(12)	-8%
Selling and marketing expense	137	161	(24)	-15%
Distribution expense	18	18	—	—

Total selling, general and administrative expense	$295	$331	$(36)	-11%

(1)	Includes depreciation expense of $8 million and $13 million for the three months ended December 31, 2008, and 2007, respectively.

Total selling, general and administrative expense decreased by $36 million, or 11%, to $295 million for the three months ended December 31, 2008 from $331 million for the three months ended December 31, 2007. Expressed as a percentage of revenues, selling, general and administrative expenses were 34% and 33% for the three months ended December 31, 2008 and 2007, respectively.

General and administrative expenses decreased by $12 million, or 8%, to $140 million for the three months ended December 31, 2008 from $152 million for the three months ended December 31, 2007. The decrease in general and administrative expense is primarily a result of decreased IT consulting and legal costs. Partially offsetting the decrease was a slight increase in bad debt expense.

Selling and marketing expense decreased by $24 million, or 15%, to $137 million for the three months ended December 31, 2008 from $161 million for the three months ended December 31, 2007. This decrease was primarily the result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 16% for the three months ended December 31, 2008 and 2007, respectively.

Distribution expense remained flat at 2% of revenues and in absolute dollars.

Other income

Other income of $3 million for the three months ended December 31, 2007 related to a contingent payment related to settlement of copyright litigation against the operators of the KaZaA peer-to-peer network.

Reconciliation of Consolidated Historical OIBDA to Operating Income from continuing operations and Net Income (Loss)

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$107	$129	$(22)	-17%
Depreciation expense	(8)	(13)	5	-38%
Amortization expense	(58)	(54)	(4)	7%

Operating income from continuing operations	41	62	(21)	-34%
Interest expense, net	(44)	(48)	4	-8%
Minority interest income (expense)	7	(2)	9	-450%
Gain on sale of equity investment	36	—	36	—
Gain on foreign exchange transaction	9	—	9	—
Impairment of equity investment	(10)	—	(10)	—
Other expense, net	—	—	—	—

Income from continuing operations before income taxes	39	12	27	225%
Income tax expense	(16)	(10)	(6)	60%

Income from continuing operations	23	2	21	1050%
Loss from discontinued operations, net of taxes	—	(18)	18	-100%

Net income (loss)	$23	$(16)	$39	244%

OIBDA

Our OIBDA decreased by $22 million to $107 million for the three months ended December 31, 2008 as compared to $129 million for the three months ended December 31, 2007. Expressed as a percentage of revenues, total OIBDA margin was 12% for the three months ended December 31, 2008 as compared to 13% for the three months ended December 31, 2007. Our OIBDA decrease was primarily driven by margin benefits in the prior-year quarter related to Noel as well as negative operating leverage from lower sales on a similar fixed cost base.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $5 million, or 38%, to $8 million for three months ended December 31, 2008. The decrease primarily related the effects of lower capital spending in prior periods as well as lower expenses related to projects that have been fully depreciated. Excluding the unfavorable impact of foreign currency exchange rates, depreciation expense decreased $4 million or 33%, for the three months ended December 31, 2008.

Amortization expense

Amortization expense increased by $4 million, or 7%, to $58 million for the three months ended December 31, 2008. The increase was due primarily to the increased value of intangible assets acquired.

Operating income from continuing operations

Our operating income decreased $21 million, or 34%, to $41 million for the three months ended December 31, 2008 as compared to $62 million for the prior-year. The decrease in operating income was due to the decline in OIBDA noted above.

Interest expense, net

Our interest expense, net, decreased $4 million, or 8%, to $44 million for the three months ended December 31, 2008 as compared to $48 million for the three months ended December 31, 2007. This was the result of decreases in the interest rates on our floating rate debt obligations.

See “—Financial Condition and Liquidity” for more information.

Minority interest income (expense)

Minority interest increased $9 million for the three months ended December 31, 2008 related to the losses ascribed to minority holders.

Gain on sale of equity investment

During the quarter ended December 31, 2008, we entered into an agreement to sell our remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. As a result of the transaction, we recorded a gain on sale of equity investment of $36 million for the three months ended December 31, 2008.

Gain on foreign exchange transaction

During the quarter ended December 31, 2008, we recorded a $9 million non-cash gain on a foreign exchange transaction as a result of a settlement of a short-term foreign denominated loan related to the Front Line Management sale.

Impairment of equity investment

During the quarter ended December 31, 2008, we chose not to continue our participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, the company, wrote-off the remaining $10 million related to its investment in the joint venture.

Other expense, net

Other income (expense), net for the three months ended December 31, 2008 includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature. These losses were offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax expense of $16 million and $10 million for the three months ended December 31, 2008 and 2007, respectively. The prior-year quarter income tax expense included a tax benefit of $6 million related to enacted tax rate changes in various jurisdictions.

We are currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2004 through September 30, 2006. The examination is anticipated to be completed in the next twelve months. We do not expect the total reserve for uncertain tax positions to change significantly in the next twelve months.

Income from continuing operations

Our income from continuing operations increased by $21 million, to $23 million for the three months ended December 31, 2008 as compared to $2 million for the three months ended December 31, 2007. The increase was primarily the result of our gain on the sale of our remaining stake in Front Line Management, our gain on a foreign exchange transaction, and an increase in minority interest income, partially offset by an increase in income tax expense, the impairment of an equity investment and a decrease in OIBDA as discussed above.

Loss from discontinued operations, net of taxes

During the quarter ended December 31, 2007, we discontinued our Bulldog operations. In connection with shutting down Bulldog, we incurred a loss of $18 million representing an impairment of goodwill recorded at the time of the decision to shut down its operations.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Recorded Music
Revenue	$749	$850	$(101)	-12%
OIBDA	108	136	(28)	-21%
Operating income from continuing operations	$60	$89	$(29)	-33%

Music Publishing
Revenue	$134	$144	$(10)	-7%
OIBDA	21	21	—	0%
Operating income from continuing operations	$5	$4	$1	25%

Corporate expenses and eliminations
Revenue	$(5)	$(5)	$—	0%
OIBDA	(22)	(28)	6	-21%
Operating loss from continuing operations	$(24)	$(31)	$7	-23%

Total
Revenue	$878	$989	$(111)	-11%
OIBDA	107	129	(22)	-17%
Operating income from continuing operations	$41	$62	$(21)	-34%

Recorded Music

Revenues

Recorded Music revenues decreased by $101 million, or 12%, to $749 million for the three months ended December 31, 2008 from $850 million for the three months ended December 31, 2007. Recorded Music revenues represented 85% and 86% of consolidated revenues for the three months ended December 31, 2008 and 2007, respectively. International Recorded Music revenues were $434 million and $450 million, or 58% and 53% of consolidated Recorded Music revenues for the three months ended December 31, 2008 and 2007, respectively.

The net decrease in Recorded Music revenues was primarily a result of a decline in physical CD/DVD sales offset in part by increases in digital sales and increased revenues from expanded rights. The decrease in physical CD/DVD sales related to the ongoing transition in the recorded music industry characterized by a shift in consumption patterns from physical CD/DVD sales to new forms of digital music as well as the impact of the recessionary global economy on retailers. In addition, domestic revenues in the prior-year quarter included the release of “Noel,” which sold nearly 4 million units in the U.S.

This decrease was partially offset by an increase in digital sales of $24 million, resulting from global growth of both online downloads and mobile.

OIBDA and Operating Income from continuing operations

Recorded Music OIBDA was $108 million for the three months ended December 31, 2008 as compared to $136 million for the three months ended December 31, 2007. Recorded Music operating income included the following (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$108	$136	$(28)	-21%
Depreciation and amortization	(48)	(47)	(1)	2%

Operating income from continuing operations	$60	$89	$(29)	-33%

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$222	$242	$(20)	-8%
Product costs	153	182	(29)	-16%
Licensing costs	17	19	(2)	-11%

Total cost of revenues	$392	$443	$(51)	-12%

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$99	$108	$(9)	-8%
Selling and marketing expense	136	158	(22)	-14%
Distribution expense	19	17	2	12%

Total selling, general and administrative expense	$254	$283	$(29)	-10%

(1)	Includes depreciation expense of $5 million and $9 million for the three months ended December 31, 2008 and 2007, respectively.

Recorded Music operating income from continuing operations decreased by $29 million, or 33% due to the decreases in OIBDA described above.

Recorded Music OIBDA decreased by $28 million, or 21%, to $108 million for the three months ended December 31, 2008 compared to $136 million for the three months ended December 31, 2007. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA was 14% and 16% for the three months ended December 31, 2008 and 2007, respectively. Our OIBDA decrease largely reflects margin benefits in the prior-year quarter related to sales from “Noel”, partially offset by a shift to higher-margin digital products.

Cost of revenues

Recorded Music cost of revenues decreased $51 million, or 12%, for the three months ended December 31, 2008 and remained flat as a percentage of sales compared with the three months ended December 31, 2007. The decrease was comprised of decreases in product costs of $29 million, artist and repertoire costs of $20 million and licensing costs of $2 million. The decrease in product costs was driven by a change in product mix with an increase in the volume of digital sales. Artist and repertoire costs increased as a percentage of revenues from 28% in the prior-year quarter to 30% in the current-year quarter driven primarily by higher royalty rates on products sold in the quarter compared with those in the prior-year quarter, offset in part by a benefit relating to the timing of artist and repertoire spending, which is expensed when paid.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense decreased $29 million, or 10%, for the three months ended December 31, 2008. This decrease was primarily the result of our efforts to better align spending on selling and marketing expense with revenues earned.

Music Publishing

Revenues

Music Publishing revenues decreased by $10 million, or 7%, to $134 million for the three months ended December 31, 2008 compared to $144 million for the three months ended December 31, 2007. Music Publishing revenues represented 15% and 14% of consolidated revenues, for the three months ended December 31, 2008 and 2007, respectively. International Music Publishing revenues were $86 million and $97 million, or 64% and 67% of consolidated Music Publishing revenues for the three months ended December 31, 2008 and 2007, respectively.

The decrease in Music Publishing revenues was primarily attributable to decreased mechanical revenue as a result of continued industry-wide declines in physical sales as well as decreased performance revenue. These decreases were offset by increased digital sales of $5 million and synchronization revenues of $2 million. Digital sales represented 11% and 7% of Music Publishing revenues for the three months ended December 31, 2008 and 2007, respectively.

OIBDA and Operating Income

Music Publishing operating income increased to $5 million for the three months ended December 31, 2008 as compared to $4 million for the three months ended December 31, 2007. Music Publishing operating income includes the following (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
OIBDA	$21	$21	$—	—
Depreciation and amortization	(16)	(17)	1	-6%

Operating income	$5	$4	$1	25%

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
Artist and repertoire costs	$99	$108	$(9)	-8%

Total cost of revenues	$99	$108	$(9)	-8%

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2008 vs 2007
	2008	2007	$ Change	% Change
General and administrative expense (1)	$15	$16	$(1)	-6%

Total selling, general and administrative expense	$15	$16	$(1)	-6%

(1)	Includes depreciation expense of $1 million for the three months ended December 31, 2008 and 2007, respectively.

Music Publishing operating income increased by $1 million due to the decrease in amortization.

Music Publishing OIBDA remained flat at $21 million for the three months ended December 31, 2008 and 2007, respectively. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 16% and 15% for the three months ended December 31, 2008 and 2007, respectively.

Cost of revenues

Music Publishing cost of revenues decreased by $9 million for the three months ended December 31, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues was 74% and 75% for the three months ended December 31, 2008 and 2007, respectively. The decrease was driven by a decrease in artist and repertoire costs relating to the timing of artist and repertoire spending as well as the change in revenue mix as different rates apply to different revenue streams.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense decreased $1 million for the three months ended December 31, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 11% for the three months ended December 31, 2008 and 2007, respectively.

Corporate Expenses and Eliminations

Corporate expenses before depreciation and amortization expense decreased by $6 million to $22 million for the three months ended December 31, 2008, compared to $28 million for the three months ended December 31, 2007. The decrease was primarily driven by a decrease in selling, general and administrative expense of $6 million, which is in line with the overall corporate directive to monitor expenses. Corporate overhead is down as a result of lower IT consulting and professional fees partially offset by expenses related to outsourcing projects which started in the current year quarter.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2008, we had $2.223 billion of debt, $549 million of cash and equivalents (net debt of $1.674 billion, defined as total debt less cash and equivalents and short-term investments) and a $41 million shareholders’ deficit. This compares to $2.259 billion of debt, $411 million of cash and equivalents (net debt of $1.848 billion, defined as total debt less cash and equivalents and short-term investments) and an $86 million shareholders’ deficit at September 30, 2008. Net debt decreased by $174 million as a result of (i) a $138 million increase in cash and equivalents as more fully described below, (ii) a $37 million impact in foreign exchange rates on our Sterling-denominated Senior Subordinated Notes, (iii) a $4 million quarterly principal repayment of our long-term loans under our senior secured credit facility offset by (iv) a $5 million increase related to the accretion on our Holdings Discount Notes.

The $45 million decrease in shareholders’ deficit during the three months ended December 31, 2008 consisted of $23 million of net income for the three months ended December 31, 2008, foreign currency exchange movements of $23 million, and $2 million of stock compensation offset by deferred losses on derivative financials instruments of $3 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2008 and 2007 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
	(unaudited)	(unaudited)
Cash provided by (used in):
Operating activities	$43	$(36)
Investing activities	117	(119)
Financing activities	(4)	(24)

Operating Activities

Cash provided by operations was $43 million for the three months ended December 31, 2008 compared to cash used of $36 million for the three months ended December 31, 2007. The $79 million increase in cash provided by operations related primarily to the variable timing of our working capital requirements in association with our business cycle, which included a decrease of use of cash paid for songwriter and artist advance payments, as well as a decrease in cash paid for interest and taxes.

Investing Activities

Cash provided by investing activities was $117 million for the three months ended December 31, 2008 as compared to cash used of $119 million for the three months ended December 31, 2007. The $117 million of cash provided by investing activities in the three months ended December 31, 2008 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million, offset by cash used for acquisitions totaling $5 million, net of cash acquired, and $2 million to acquire music publishing rights. The $119 million of cash used in investing activities in the three months ended December 31, 2007 consisted primarily of the investment in FSE for $50 million, additional smaller acquisitions totaling $23 million, net of cash acquired, and $11 million to acquire music publishing rights. In addition, cash used in investing activities reflected $35 million invested in the cost-method investments lala and imeem.

Financing Activities

Cash used in financing activities was $4 million for the three months ended December 31, 2008 compared to $24 million for the three months ended December 31, 2007. The $4 million of cash used in financing activities in the three months ended December 31, 2008 consisted of our quarterly repayments of debt. The $24 million of cash used in financing activities in the three months ended December 31, 2007 consisted of our quarterly repayments of debt and dividend payments.

Liquidity

Our primary sources of liquidity are the cash flow generated from our subsidiaries’ operations, availability under the $250 million (less $4 million of outstanding letters of credit as of December 31, 2008) revolving line of credit of our senior secured credit facility and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements and any regular quarterly dividends we may elect to pay. We believe that our existing sources of cash will be sufficient to support our existing operations over the next twelve months.

As of December 31, 2008, our long-term debt consisted of $1.375 billion of borrowings (including $17 million of debt that is classified as a current obligation) under the term loan portion of our senior secured credit facility, $612 million of Acquisition Corp. Senior Subordinated Notes and $236 million of Holdings Discount Notes. There were no borrowings under the revolving portion of our senior secured credit facility as of December 31, 2008.

Senior Secured Credit Facility

The senior secured credit facility consists of a $1.375 billion outstanding term loan portion and a $250 million revolving credit portion. The term loan portion of the facility matures in February 2011. We are required to prepay outstanding term loans, subject to certain exceptions and conditions, with excess cash flow or in the event of certain asset sales and casualty and condemnation events and incurrence of debt. We are required to make minimum repayments under the term loan portion of our facility in quarterly principal amounts of approximately $4 million through November 2010, with a remaining balloon payment in February 2011. The revolving credit portion of the senior secured credit facility matures in February 2010. There are no mandatory reductions in borrowing availability for the revolving credit portion of the facility through its term.

Borrowings under both the term loan and revolving credit portion of the senior secured credit facility currently bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the prime rate of Bank of America, N.A. and (2) the federal funds rate plus 0.5% of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. As of December 31, 2008, the applicable margins with respect to base rate borrowings and LIBOR borrowings were 1.25% and 2.25%, respectively, for borrowings under the revolving credit facility. The applicable margins are variable subject to changes in certain leverage ratios. For borrowings under the term loan facility, the margins with respect to the base rate borrowings and LIBOR borrowings are 1.00% and 2.00%, respectively, but will be 0.75% and 1.75%, respectively, if the senior secured debt of Acquisition Corp. is rated at least BB by S&P and Ba2 by Moody’s. As of February 4, 2009 our term loan facility was rated BB by S&P and Ba3 by Moody’s.

In addition to paying interest on outstanding principal under the senior secured credit facility, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments. The initial commitment fee was 0.5%. As of December 31, 2008, the commitment fee rate was 0.375%. The commitment fee rate is variable subject to changes in our leverage ratio. We also are required to pay customary letter of credit fees, as necessary.

The senior secured credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our restricted subsidiaries to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, amend certain material agreements, change the business conducted by us and enter into agreements that restrict dividends from subsidiaries. In addition, the senior secured credit facility requires us to maintain the following financial covenants: a maximum total leverage ratio and a minimum interest coverage ratio, which are both tested quarterly for compliance, and a maximum annual capital expenditures covenant. The maximum total leverage ratio, which decreases over time, was 4:00:1 for the quarter ended December 31, 2008 and decreases from 4.0:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. Our minimum interest coverage ratio, which increases over time, was 3.00:1 for the fiscal year ended September 30, 2009 and increases to 3.25:1 for fiscal 2010.

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

Holdings Discount Notes

As of December 31, 2008, Holdings had $236 million of debt on its balance sheet represented by the Holdings Discount Notes, net of issuance discounts. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrue. However, interest accrues on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes will equal the principal amount at maturity of $257 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014.

The indenture governing the Holdings Discount Notes limits its ability and the ability of its restricted subsidiaries to incur additional indebtedness or issue certain preferred shares; to pay dividends on or make other distributions in respect of its capital stock or make other restricted payments; to make certain investments; to sell certain assets; to create liens on certain debt without securing the notes; to consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; to enter into certain transactions with affiliates; and to designate its subsidiaries as unrestricted subsidiaries. Subject to certain exceptions, the indenture governing the notes permits Holdings and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness, and to make certain restricted payments and investments.

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

Covenant Compliance

Our senior secured credit facility requires us to maintain certain covenants including a maximum Leverage Ratio and a minimum Interest Coverage Ratio, as such terms are defined in the credit facility, and also contains a maximum annual capital expenditures limitation. The maximum total leverage ratio, which decreases over time, was 4.00:1 for the quarter ended December 31, 2008 and decreases from 4.00:1 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. Our minimum interest coverage ratio, which increases over time, is 3.00:1 for the fiscal year ended September 30, 2009 and increases to 3.25:1 for fiscal 2010.

The credit facility also contains covenants that, among other things, restrict our ability to incur additional debt. The occurrence of an event of default under the credit facility could result in all amounts outstanding under the facility to be immediately due and payable, which could have a material adverse impact on our results of operations, financial position and cash flow. To the extent that we ever were to fail a financial covenant test then there is the opportunity to cure such a breach by the injection of further equity which will count towards EBITDA for the purposes of financial covenants. As of December 31, 2008, we were in compliance with all covenants under the credit facility.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from June 1, 2004 and July 1, 2004, respectively, plus proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA, as defined in the indenture, to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Acquisition Corp. may also make a restricted payment prior to April 15, 2009 if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio, as defined in the indenture, would not exceed 3.75 to 1 and its net senior indebtedness to adjusted EBITDA ratio, as defined in the indenture, would not exceed 2.50 to 1. In addition, Holdings may make a restricted payment if, immediately after giving pro forma effect to such restricted payment and certain indebtedness incurred to finance such restricted payment, its net indebtedness to adjusted EBITDA ratio would not exceed 4.25 to 1. Notwithstanding such restrictions, the indentures permit an aggregate of $45.0 million and $75.0 million of such payments to be made by Acquisition Corp. and Holdings, respectively, whether or not there is availability under the formula or the conditions to its use are met. Acquisition Corp.’s senior secured credit facility permits Acquisition Corp. to make additional restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments, in an aggregate amount not to exceed $10.0 million (such amount is subject to increase to $35.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 4.0 to 1 and to $50.0 million if the leverage ratio as of the last day of the immediately preceding four fiscal quarters was less than 3.5 to 1), and subject to further increase in an amount equal to 50% of cumulative excess cash flow that is not otherwise applied pursuant to Acquisition Corp.’s senior secured credit facility, and, in addition, permits Acquisition Corp. to make restricted payments to Holdings, the proceeds of which may be utilized by Holdings to make additional restricted payments not to exceed $90 million in any fiscal year, provided that the proceeds of such restricted payments shall be applied solely to pay cash dividends on the Company’s common stock, and restricted payments to Holdings to pay cash interest on the Holdings Discount Notes. Furthermore, Holdings’ subsidiaries will be permitted under the terms of Acquisition Corp.’s existing senior secured credit facility, as it may be amended, and under other indebtedness, to incur additional indebtedness that may restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to Holdings.

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

As discussed in Note 18 to our audited consolidated financial statements for the fiscal year ended September 30, 2008, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2008, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2008.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, and Australian dollar. During the three months ended December 31, 2008, the Company entered into additional foreign exchange hedge contracts and, as of December 31, 2008, the Company has outstanding hedge contracts for the sale of $477 million and the purchase of $168 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of December 31, 2008, these Sterling-denominated notes had a carrying value of approximately $147 million. However, a weakening or strengthening of the U.S. dollar compared to the British Pound Sterling would not have an impact on the fair value of these Sterling notes, as these notes are completely hedged as of December 31, 2008. We did not enter into any additional hedges related to this debt subsequent to December 31, 2008.

We are exposed to interest rate risk with respect to our floating rate debt. The Company did not enter into additional interest rate swap agreements to hedge the variability of its expected future cash interest payments during the quarter ended December 31, 2008. The total notional amount of debt hedged as of December 31, 2008 was $897 million. We did not enter into any additional interest rate swap agreements subsequent to December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We began transitioning work to the service provider in December 2008, and the transition will continue through the following 18 months. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service provider.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. This motion was granted on October 9, 2008. Plaintiffs appealed the decision. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music from the Internet, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, the distribution of music on mobile devices and revenue streams from these new channels are beginning to emerge. These new digital revenue streams are important to offset declines in physical sales and represent the fastest growing area of our business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales and expanded rights revenues, revenues from these sources have yet to completely offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and other expanded rights revenues. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties, primarily from the sale of music in CD and other recorded music formats.

Current uncertainty in global economic conditions could adversely affect our prospects and our results of operations.

Current uncertainty in global economic conditions poses a risk to the overall economy as consumers and businesses may defer purchases in response to tighter credit and negative financial news, which could negatively affect product demand and other related matters. The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have adversely impacted global economic conditions, resulting in significant recessionary pressures and lower consumer confidence and lower retail sales in general. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we cannot predict the impact of these general economic conditions on us or whether this downturn will be different. In addition, although we believe our cash provided by operations and available borrowing capacity under our revolving credit facility will provide us with sufficient liquidity through the current credit crisis, the impact of this crisis on our major customers and suppliers, including those who provide our manufacturing, packaging and physical distribution requirements, cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet delivery date requirements of our customers. A disruption of the ability of our significant customers to access liquidity could cause disruptions or an overall deterioration of their businesses which could lead to reductions in their future orders of our products or the failure on their part to meet their payment obligations to us. Consequently, demand could be different from our expectations due to factors including changes in business and economic conditions, including conditions in the credit market that could affect consumer confidence, customer acceptance of our and competitors’ products, and changes in the level of inventory at retailers, any of which could have a material adverse effect on our results of operations.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. Recently, global economic conditions have led to a continued challenging retailer landscape which was most pronounced in the U.K., where EUK, Pinnacle and Zavvi have each gone into administration. See “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95 percent of the music downloaded in 2008, or more than 40 billion files, was illegal and not paid for according to the IFPI 2009 Digital Music Report. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread dissemination on the Internet without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem through further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through cooperation with ISPs and encouraging government-backed systems of ISP cooperation that are being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

Our business has historically been seasonal. For the fiscal year ended September 30, 2008, we derived approximately 82% of our revenues from our Recorded Music business. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year, which represent our first quarter under our September 30 fiscal year. Historically, we have realized approximately 35% of Recorded Music net sales worldwide during the last three months of the calendar year, making those three months (i.e. , our first fiscal quarter) material to our full-year performance. Since the emergence of digital sales, we have noted some shift in this seasonality. We realized 29%, 28% and 32% of Recorded Music calendar year net sales during the last three months of calendar 2007, 2006, and 2005, respectively. This sales seasonality affects our operating cash flow from quarter to quarter. We cannot assure you that our Recorded Music net sales for the last three months of any calendar year will continue to be sufficient to meet our obligations or that they will be higher than such net sales for our other quarters. In the event that we do not derive sufficient Recorded Music net sales in the last three months of any calendar year, we may not be able to meet our debt service requirements, working capital requirements, capital expenditure requirements and other obligations. As digital revenues increase as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. For example, sales of MP3 players or gift cards to purchase digital music sold in the holiday season tend to result in sales of digital music in subsequent periods. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industry in which we operate is highly competitive, is based on consumer preferences and is rapidly changing. Additionally, the music industry requires substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and artists who may chose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer file-sharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop a successful business model applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on videocassettes and DVD, the Internet, computers and videogames.

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

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, charges U.S. consumers $0.99 per single track download. As of April 1, 2009, iTunes will charge its U.S. consumers prices ranging from $0.69 to $0.99 to $1.29 per single track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business. If iTunes were to adopt a lower pricing model for our music recordings or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenue, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and post for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

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

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. For the fiscal year ended September 30, 2008, approximately 54% of our revenues related to operations in foreign territories. For the three months ended December 31, 2008, approximately 59% of our revenues related to foreign territories. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2008, we have partially hedged our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to restructure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful.

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

We are highly leveraged. As of December 31, 2008, our total consolidated indebtedness was $2.223 billion. In addition, as of December 31, 2008, we had an additional $250 million available for borrowing under the revolving portion of our senior secured credit facility (less $4 million in letters of credit).

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

In addition, under our senior secured credit facility, our subsidiaries are required to satisfy and maintain specified financial ratios and other financial condition tests and also have a maximum annual capital expenditures limitation. Their ability to meet those financial ratios and tests can be affected by events beyond our control, and they may not be able to meet those ratios and tests. The senior secured credit facility ratio test assumes that over time EBITDA increases and/or total debt decreases. For example, the maximum total leverage ratio decreases from 4.00:1 for the two quarters ending December 31, 2008 and March 31, 2009 to 3.75:1 for the two quarters ending June 30, 2009 and September 30, 2009. Our minimum interest coverage ratio also increases from 3.00:1 in fiscal 2009 to 3.25:1 for fiscal 2010. If EBITDA does not increase and/or if net debt does not decrease over time and if we are unable to renegotiate the covenants, we would not comply with these provisions of the senior secured credit facility. A breach of any of these or any other covenants could result in a default under our senior secured credit facility. Upon the occurrence of an event of default under our senior secured credit facility, the lenders could elect to declare all amounts outstanding under our senior secured credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under our senior secured credit facility could proceed against the collateral granted to them to secure that indebtedness. To the extent that we ever were to fail a financial covenant test then there is the opportunity to cure such a breach by the injection of further equity which will count towards EBITDA for the purposes of financial covenants. We have pledged a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our senior secured credit facility as well as any unsecured indebtedness. All of these restrictions could affect our ability to operate our business or may limit our ability to take advantage of potential business opportunities as they arise.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2008 we had approximately 154.4 million shares of common stock outstanding. Approximately 93.3 million shares are held by the Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition, in 2005, we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8. In April 2008, we registered an additional 16.5 million shares underlying options issued, and securities that might be issued in the future pursuant to our benefit plans and arrangements, on an additional Form S-8.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Item 5 is not applicable and has been omitted.

ITEM 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Amended and Restated Bylaws of Warner Music Group Corp. (2)

10.1	Twelfth Supplemental Indenture, dated as of February 2, 2008, to the Indenture dated April 8, 2004, as amended, among WMG Acquisition Corp., the additional subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.

**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 001-32502).

(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on December 23, 2008 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2009

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)