Form 10-Q
period 2009-12-31
Warner Music Group Corp.
filed 2010-02-09
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of February 5, 2010, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 154,603,426.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31, 2009	September 30, 2009
	(in millions)
Assets
Current assets:
Cash and equivalents	$339	$384
Accounts receivable, less allowances of $157 and $135 million	536	544
Inventories	42	46
Royalty advances expected to be recouped within one year	174	171
Deferred tax assets	29	29
Other current assets	40	48

Total current assets	1,160	1,222
Royalty advances expected to be recouped after one year	214	209
Investments	9	18
Property, plant and equipment, net	98	100
Goodwill	1,030	1,032
Intangible assets subject to amortization, net	1,260	1,317
Intangible assets not subject to amortization	100	100
Other assets	63	64

Total assets	$3,934	$4,062

Liabilities and Deficit
Current liabilities:
Accounts payable	$191	$219
Accrued royalties	1,214	1,185
Accrued liabilities	235	282
Accrued interest	16	57
Deferred revenue	82	113
Other current liabilities	21	16

Total current liabilities	1,759	1,872
Long-term debt	1,944	1,939
Deferred tax liabilities	165	164
Other noncurrent liabilities	163	172

Total liabilities	4,031	4,147

Commitments and Contingencies (See Note 11)
Shareholders’ equity (deficit):
Common stock ($0.001 par value; 500,000,000 shares authorized; 154,603,426 and 154,590,926 shares issued and outstanding)	—	—
Additional paid-in capital	604	601
Accumulated deficit	(803)	(786)
Accumulated other comprehensive income, net	44	42

Total Warner Music Group Corp. shareholders’ equity (deficit)	(155)	(143)
Noncontrolling interest	58	58

Total equity (deficit)	(97)	(85)

Total liabilities and deficit	$3,934	$4,062

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	(in millions, except per share amounts)
Revenues	$918	$887
Costs and expenses:
Cost of revenues	(511)	(493)
Selling, general and administrative expenses (a)	(304)	(295)
Amortization of intangible assets	(56)	(58)

Total costs and expenses	(871)	(846)

Operating income	47	41
Interest expense, net	(51)	(44)
Gain on sale of equity-method investment	—	36
Gain on foreign exchange transaction	—	9
Impairment of equity-method investment	—	(10)
Other expense, net	1	—

(Loss) income before income taxes	(3)	32
Income tax expense	(13)	(16)

Net (loss) income	(16)	16
Less: noncontrolling interest (income) loss	(1)	7

Net (loss) income attributable to Warner Music Group Corp.	$(17)	$23

Net (loss) income per common share attributable to Warner Music Group Corp.:

Basic	$(0.11)	$0.15

Diluted	$(0.11)	$0.15

Weighted average common shares:
Basic	149.5	149.2
Diluted	149.5	149.9
(a) Includes depreciation expense of:	$(9)	$(8)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	(in millions)
Cash flows from operating activities
Net (loss) income	$(16)	$16
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	65	66
Deferred taxes	(3)	—
Gain on sale of equity investment	—	(36)
Gain on foreign exchange transaction	—	(9)
Impairment of equity investment	—	10
Non-cash interest expense	10	11
Non-cash stock-based compensation expense	3	2
Other non-cash items	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	7	(22)
Inventories	4	(3)
Royalty advances	(11)	(26)
Accounts payable and accrued liabilities	(69)	52
Accrued interest	(41)	(12)
Other balance sheet changes	9	(5)

Net cash (used in) provided by operating activities	(42)	43

Cash flows from investing activities
Repayments of loans to third parties	—	3
Investments and acquisitions of businesses	—	(5)
Acquisition of publishing rights	(4)	(2)
Proceeds from the sale of investments	9	124
Capital expenditures	(7)	(3)

Net cash (used in) provided by investing activities	(2)	117

Cash flows from financing activities
Debt repayments	—	(4)

Net cash used in financing activities	—	(4)
Effect of foreign currency exchange rate changes on cash	(1)	(18)

Net (decrease) increase in cash and equivalents	(45)	138
Cash and equivalents at beginning of period	384	411

Cash and equivalents at end of period	$339	$549

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Warner Music Group Corp. Shareholders’ Deficit	Noncontolling Interests	Total Equity (Deficit)

	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2009	154,590,926	$0.001	$601	$(786)	$42	$(143)	$58	$(85)
Comprehensive loss:
Net loss	—	—	—	(17)	—	(17)	1	(16)
Foreign currency translation adjustment	—	—	—	—	2	2	—	2
Minimum pension liability	—	—	—	—	—	—	—	—
Deferred losses on derivative financial instruments	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss						(15)	—	(15)
Stock based compensation	—	—	3	—	—	3	—	3
Exercises of stock options	12,500	—	—	—	—	—	—	—

Balance at December 31, 2009	154,603,426	$0.001	$604	$(803)	$44	$(155)	$58	$(97)

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

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company is building artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment. The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry and permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become the Company’s primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, the Company has an exclusive license with The Grateful Dead to manage the band’s intellectual property and a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s U.S. record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where the Company acquires broader rights in a recording artist’s career, it may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. The Company believes expanded-rights deals create better partnerships with its artists, which allows it to work together more closely with them to create and sustain artistic and commercial success.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of its distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it has begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and HBO. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

The consolidated balance sheet at September 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 (File No. 001-32502).

Basis of Consolidation

The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. Significant inter-company balances and transactions have been eliminated. Certain reclassifications have been made to the prior fiscal years’ consolidated financial statements to conform with the current fiscal-year presentation.

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to December 31, 2009 and 2008 relate to the three-month periods ended December 25, 2009 and December 26, 2008, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

The Company has performed a review of all subsequent events up to and including the date of issuance of its financial statements, February 9, 2010, and has deemed that no additional disclosures are necessary.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for business combinations. The new guidance changes the accounting for business combinations in several areas including contingent consideration, acquisition-related costs, restructuring costs and deferred income taxes. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2008 on a prospective basis. The Company adopted the revised guidance as of October 1, 2009. The adoption of this guidance did not affect the Company’s historical consolidated financial statements but it will change the Company’s accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB revised the authoritative guidance for accounting and reporting for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a noncontrolling interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. The new guidance also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest. FASB requires that the new guidance for noncontrolling interests and the new guidance on business combinations be adopted concurrently and thus, this guidance is also effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of this guidance effective October 1, 2009. This guidance changes the Company’s accounting treatment of business combinations and dispositions with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which were applied on a retrospective basis. As of December 31, 2009 and September 30, 2009, noncontrolling interests of $58 million have been classified as a component of equity in the consolidated balance sheet. Income attributable to noncontrolling interests of $1 million is included in net loss for the three months ended December 31, 2009. Losses attributable to noncontrolling interests of $7 million are included in net income for the three months ended December 31, 2008.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a variable-interest entity. FAS 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We have not completed our analysis of the impact of this new standard, if any, which will be adopted effective October 1, 2010.

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive (loss) income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include foreign exchange contracts. The following summary sets forth the components of comprehensive loss, net of related taxes (in millions):

	Three Months Ended December 31, 2009	Three Months Ended December, 2008
Net (loss) income	$(17)	$23
Foreign currency translation adjustments (a)	2	23
Derivative financial instruments losses	—	(3)

Comprehensive (loss) income (b)	$(15)	$43

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

(b)	Comprehensive (loss) income includes $1 million of income and $7 million of losses attributable to noncontrolling interests for the three months ended December 31, 2009 and 2008, respectively.

4. Net (Loss) Income Per Common Share

The Company computes net (loss) income per common share in accordance with FASB ASC Topic 260, Earnings per Share (“ASC 260”). Under the provisions of ASC 260, basic net (loss) income per common share is computed by dividing the net (loss) income applicable to common shares after preferred dividend requirements, if any, by the weighted average of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share for the effects of stock options, warrants and other potentially dilutive financial instruments, only in the periods in which such effect is dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Numerator:
Basic and diluted net (loss) income per common share:
Net (loss) income attributable to Warner Music Group Corp.	$(17)	$23

Denominator:
Weighted average common shares outstanding for basic calculation (a)	149.5	149.2

Dilutive effect of options and restricted stock	—	0.7

Weighted average common outstanding shares for diluted calculation	149.5	149.9

Net (loss) income per common share attributable to Warner Music Group Corp.—basic	$(0.11)	$0.15

Net (loss) income per common share attributable to Warner Music Group Corp.—diluted	$(0.11)	$0.15

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net loss per share excludes the following weighted average number of stock options and restricted stock because to include them in the calculation would be anti-dilutive:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Stock options	8.0	1.0
Restricted stock	0.1	2.1

5. Investments

The Company’s investments consist of the following (in millions):

	December 31, 2009	September 30, 2009
Cost-method investments	$4	$13
Equity-method investments	5	5

	$9	$18

During the three months ended December 31, 2009, the Company sold its equity interest in lala media, inc. and terminated a memorandum of terms related to the formation of an international joint venture. The Company received cash consideration of approximately $9 million, which resulted in an immaterial gain.

6. Inventories

Inventories consist of the following (in millions):

	December 31, 2009	September 30, 2009
Compact discs and other music-related products	$40	$44
Published sheet music and song books	2	2

	$42	$46

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2009 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2009	$441	$591	$1,032
Acquisitions	—	1	1
Dispositions	—	—	—
Other (a)	(3)	—	(3)

Balance at December 31, 2009	$438	$592	$1,030

(a)	Other represents foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2009	Acquisitions	Other (a)	December 31, 2009
Intangible assets subject to amortization:
Recorded music catalog	$1,379	—	(1)	$1,378
Music publishing copyrights	952	3	(3)	952
Artist contracts	80	—	—	80
Trademarks	31	—	—	31
Other intangible assets	8	—	—	8

	2,450	3	(4)	2,449
Accumulated amortization	(1,133)			(1,189)

Total net intangible assets subject to amortization	1,317			1,260
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,417			$1,360

(a)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of December 31, 2009, the Company had approximately $10 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $84 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	December 31, 2009	September 30, 2009
9.5% Senior Secured Notes due 2016- Acquisition Corp (a)	$1,062	$1,060
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (b)	159	161
9.5% Senior Discount Notes due 2014—Holdings (c)	258	253

Total debt	$1,944	$1,939

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $38 million at December 31, 2009 and $40 million at September 30, 2009.

(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the Sterling-denominated notes.

(c)	Change represents the accrual of interest in the form of an increase in the accreted value of the discount notes. During the three months ended December 31, 2009, the Holdings Notes accreted to the full principal amount due at maturity of $258 million. The Company has started accruing interest which is to be paid semi-annually in cash beginning June 15, 2010.

Restricted Net Assets

The Company is a holding company with no independent operations or assets other than through its interests in its subsidiaries, such as Holdings and Acquisition Corp. Accordingly, the ability of the Company to obtain funds from its subsidiaries is restricted by the indenture for the Acquisition Corp. Senior Secured Notes due 2016, the indenture for the Acquisition Corp. Senior Subordinated Notes due 2014, and the indenture for the Holdings Senior Discount Notes due 2014.

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three months ended December 31, 2009 and 2008 (in millions):

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Recorded Music	$2	$1
Music Publishing	—	—
Corporate expenses	1	1

Total	$3	$2

During the three months ended December 31, 2009, the Company awarded 125,000 stock options to its employees. During the three months ended December 31, 2008, the Company awarded 450,000 shares of restricted stock and 585,000 stock options to its employees.

11. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

12. Derivative Financial Instruments

The Company uses derivative financial instruments primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs). Refer to Note 15.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
December 31, 2009
Revenues	$783	$141	$(6)	$918
OIBDA	113	22	(23)	112
Depreciation of property, plant and equipment	(6)	(1)	(2)	(9)
Amortization of intangible assets	(39)	(17)	—	(56)

Operating income (loss)	$68	$4	$(25)	$47

December 31, 2008
Revenues	$757	$135	$(5)	$887
OIBDA	107	22	(22)	107
Depreciation of property, plant and equipment	(5)	(1)	(2)	(8)
Amortization of intangible assets	(43)	(15)	—	(58)

Operating income (loss)	$59	$6	$(24)	$41

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $81 million and $45 million during the three months ended December 31, 2009 and 2008, respectively. The Company paid approximately $9 million and $12 million of income and withholding taxes in the three months ended December 31, 2009 and 2008, respectively. The Company received $9 million of income tax refunds in the three months ended December 31, 2008.

15. Fair Value Measurements

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2009. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other expenses of $7 million and royalty expense of $1 million in the statement of operations. Derivatives designated as hedging instruments are not material to the Company’s financial statements.

	Fair Value Measurements as of December 31, 2009
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$8	$—	$8
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(2)	$—	$(2)
Purchase Obligation (b)	$—	$—	$(6)	$(6)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	The fair value of this purchase obligation is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on an annual basis. The assumptions used in preparing the DCF model were based on data available as of September 30, 2009 and includes estimates of timing of the payment obligation, amount of cash flows, and discount rate.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be remeasured to at fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that an impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2009, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $103 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

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

The Company and Holdings are holding companies that conduct substantially all their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from its subsidiaries is restricted by the indentures for the Senior Secured Notes and the Acquisition Corp. Senior Subordinated Notes, and, with respect to the Company, the indenture for the Holdings Senior Discount Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

December 31, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$188	$—	$151	$—	$339
Accounts receivable, net	—	—	536	—	536
Inventories	—	—	42	—	42
Royalty advances expected to be recouped within one year	—	—	174	—	174
Deferred tax assets	—	—	29	—	29
Other current assets	—	—	40	—	40

Total current assets	188	—	972	—	1,160
Royalty advances expected to be recouped after one year	—	—	214	—	214
Investments in and advances (from) to consolidated subsidiaries	(344)	(87)	—	431	—
Investments	—	—	9	—	9
Property, plant and equipment, net	—	—	98	—	98
Goodwill	—	—	1,030	—	1,030
Intangible assets subject to amortization, net	—	—	1,260	—	1,260
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	(1)	2	62	—	63

Total assets	$(157)	$(85)	$3,745	$431	$3,934

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$191	$—	$191
Accrued royalties	—	—	1,214	—	1,214
Accrued liabilities	—	—	235	—	235
Accrued interest	—	1	15	—	16
Deferred revenue	—	—	82	—	82
Other current liabilities	2	—	19	—	21

Total current liabilities	2	1	1,756	—	1,759
Long-term debt	—	258	1,686	—	1,944
Deferred tax liabilities, net	—	—	165	—	165
Other noncurrent liabilities	(4)	—	167	—	163

Total liabilities	(2)	259	3,774	—	4,031

Total Warner Music Group Corp. shareholders’ (deficit) equity	(155)	(344)	(87)	431	(155)
Noncontrolling interest	—	—	58	—	58

Total equity (deficit)	(155)	(344)	(29)	431	(97)

Total liabilities and (deficit) equity	$(157)	$(85)	$3,745	$431	$3,934

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$188	$—	$196	$—	$384
Accounts receivable, net	—	—	544	—	544
Inventories	—	—	46	—	46
Royalty advances expected to be recouped within one year	—	—	171	—	171
Deferred tax assets	—	—	29	—	29
Other current assets	—	—	48	—	48

Total current assets	188	—	1,034	—	1,222
Royalty advances expected to be recouped after one year	—	—	209	—	209
Investments in and advances to (from) consolidated subsidiaries	(332)	(81)	—	413	—
Investments	—	—	18	—	18
Property, plant and equipment, net	—	—	100	—	100
Goodwill	—	—	1,032	—	1,032
Intangible assets subject to amortization, net	—	—	1,317	—	1,317
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	(2)	2	64	—	64

Total assets	$(146)	$(79)	$3,874	$413	$4,062

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$219	$—	$219
Accrued royalties	—	—	1,185	—	1,185
Accrued liabilities	—	—	282	—	282
Accrued interest	—	—	57	—	57
Deferred revenue	—	—	113	—	113
Other current liabilities	2	—	14	—	16

Total current liabilities	2	—	1,870	—	1,872
Long-term debt	—	253	1,686	—	1,939
Deferred tax liabilities, net	—	—	164	—	164
Other noncurrent liabilities	(5)	—	177	—	172

Total liabilities	(3)	253	3,897	—	4,147

Total Warner Music Group Corp. shareholders’ (deficit) equity	(143)	(332)	(81)	413	(143)
Noncontrolling interest	—	—	58	—	58

Total equity (deficit)	(143)	(332)	(23)	413	(85)

Total liabilities and (deficit) equity	$(146)	$(79)	$3,874	$413	$4,062

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2009 and 2008

	Three months ended December 31, 2009
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$918	$—	$918
Costs and expenses:
Cost of revenues	—	—	(511)	—	(511)
Selling, general and administrative expenses	—	—	(304)	—	(304)
Amortization of intangible assets	—	—	(56)	—	(56)

Total costs and expenses	—	—	(871)	—	(871)

Operating income	—	—	47	—	47
Interest expense, net	—	(6)	(45)	—	(51)
Other (expense) income, net	(17)	(11)	1	28	1

(Loss) income before income taxes	(17)	(17)	3	28	(3)
Income tax expense	—	—	(13)	—	(13)

Net (loss) income	(17)	(17)	(10)	28	(16)
Less: noncontrolling interest income	—	—	(1)	—	(1)

Net (loss) income attributable to Warner Music Group Corp.	$(17)	$(17)	$(11)	$28	$(17)

	Three months ended December 31, 2008
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$887	$—	$887
Costs and expenses:
Cost of revenues	—	—	(493)	—	(493)
Selling, general and administrative expenses	—	—	(295)	—	(295)
Other income	—	—	—	—	—
Amortization of intangible assets	—	—	(58)	—	(58)

Total costs and expenses	—	—	(846)	—	(846)

Operating income	—	—	41	—	41
Interest expense, net	—	(5)	(39)	—	(44)
Gain on sale of equity investment	—	—	36	—	36
Gain on foreign exchange transaction	—	—	9	—	9
Impairment of equity investment	—	—	(10)	—	(10)
Other income (expense), net	23	28	—	(51)	—

Income (loss) before income taxes	23	23	37	(51)	32
Income tax expense	—	—	(16)	—	(16)

Net income (loss)	23	23	21	(51)	16
Less: noncontrolling interest loss	—	—	7	—	7

Net income (loss) attributable to Warner Music Group Corp.	$23	$23	$28	$(51)	$23

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(16)	$(16)	$(10)	$26	$(16)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	65	—	65
Deferred taxes	—	—	(3)	—	(3)
Non-cash interest expense	—	5	5	—	10
Non-cash, stock-based compensation expense	—	—	3	—	3
Other non-cash items	16	10	—	(26)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	7	—	7
Inventories	—	—	4	—	4
Royalty advances	—	—	(11)	—	(11)
Accounts payable and accrued liabilities	—	—	(69)	—	(69)
Accrued interest	—	1	(42)	—	(41)
Other balance sheet changes	—	—	9	—	9

Net cash used in operating activities	—	—	(42)	—	(42)

Cash flows from investing activities:
Acquisition of publishing rights	—	—	(4)	—	(4)
Proceeds from the sale of investments	—	—	9	—	9
Capital expenditures	—	—	(7)	—	(7)

Net cash used in investing activities	—	—	(2)	—	(2)

Cash flows from financing activities:
Debt repayments	—	—	—	—	—

Net cash (used in) provided by financing activities	—	—	—	—	—
Effect of foreign currency exchange rate changes on cash	—	—	(1)	—	(1)

Net decrease in cash and equivalents	—	—	(45)	—	(45)
Cash and equivalents at beginning of period	188	—	196	—	384

Cash and equivalents at end of period	$188	$—	$151	$—	$339

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2008

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$23	$23	$21	$(51)	$16
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	66	—	66
Deferred taxes	—	—	—	—	—
Gain on sale of equity investment	—	—	(36)	—	(36)
Gain on foreign exchange transaction	—	—	(9)	—	(9)
Impairment of equity investment	—	—	10	—	10
Non-cash interest expense	—	5	6	—	11
Non-cash, stock-based compensation expense	—	—	2	—	2
Other non-cash items	(23)	(28)	(1)	51	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	—	(22)	—	(22)
Inventories	—	—	(3)	—	(3)
Royalty advances	—	—	(26)	—	(26)
Accounts payable and accrued liabilities	—	—	52	—	52
Accrued interest	—	—	(12)	—	(12)
Other balance sheet changes	—	—	(5)	—	(5)

Net cash provided by operating activities	—	—	43	—	43

Cash flows from investing activities:
Repayment of loans to third parties	—	—	3	—	3
Investments and acquisitions of businesses	—	—	(5)	—	(5)
Acquisition of publishing rights	—	—	(2)	—	(2)
Proceeds from the sale of investments	—	—	124	—	124
Capital expenditures	—	—	(3)	—	(3)

Net cash provided by investing activities	—	—	117	—	117

Cash flows from financing activities:
Debt repayments	—	—	(4)	—	(4)

Net cash used in financing activities	—	—	(4)	—	(4)
Effect of foreign currency exchange rate changes on cash	—	—	(18)	—	(18)

Net increase in cash and equivalents	—	—	138	—	138
Cash and equivalents at beginning of period	98	—	313	—	411

Cash and equivalents at end of period	$98	$—	$451	$—	$549

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 (the “Quarterly Report”).

We maintain an Internet site at www.wmg.com. We use our website as a channel of distribution for material company information. Financial and other material information regarding Warner Music Group is routinely posted on and accessible at http://investors.wmg.com. In addition, you may automatically receive email alerts and other information about Warner Music Group by enrolling your email by visiting the “email alerts” section at http://investors.wmg.com. We make available on our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this Quarterly Report.

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholders’ deficit;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

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

INTRODUCTION

Warner Music Group Corp. was formed by the Investor Group on November 21, 2003. The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp is one of the world’s major music-based content companies and the successor to substantially all of the interests of the recorded music and music publishing businesses of Time Warner. Effective March 1, 2004, Acquisition Corp acquired such interests from Time Warner for approximately $2.6 billion. The original Investor Group included THL, Bain, Providence and Music Capital. Music Capital’s partnership agreement required that the Music Capital partnership dissolve and commence winding up by the second anniversary of the Company’s May 2005 initial public offering. As a result, on May 7, 2007, Music Capital made a pro rata distribution of all shares of common stock of the Company held by it to its partners. The shares held by Music Capital had been subject to a stockholders agreement among Music Capital, THL, Bain and Providence and certain other parties. As a result of the distribution, the shares distributed by Music Capital ceased to be subject to the voting and other provisions of the stockholders agreement and Music Capital was no longer part of the Investor Group subject to the stockholders agreement.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2009 and 2008. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2009 and 2008, as well as a discussion of our financial condition and liquidity as of December 31, 2009. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of our key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and is not a measure of performance presented in accordance with U.S. GAAP.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain recording artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Cordless, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our U.S. record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Our international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create better partnerships with our artists, which allows us to work together more closely with them to create and sustain artistic and commercial success.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Ongoing uncertainty in global economic conditions poses a risk to the overall economy, which could continue to negatively affect demand for our products and other related matters. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we have been negatively impacted by these global economic conditions, which have resulted in significant recessionary pressures and lower consumer confidence and lower retail sales in general. The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. Even in the midst of the global economic slowdown, we remain committed to executing on our strategic initiatives and plan to continue our transformation to adapt to the changing music industry in order to maximize cash flow and profitability. We expect to adapt to the impact of the economic slowdown with a particular focus on cash and liquidity. We will monitor current events closely and take advantage of our flexible cost structure to minimize any impact.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 Compared with Three Months Ended December 31, 2008

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Revenue by Type
Physical and other	$548	$545	$3	1%
Digital	172	156	16	10%
Licensing	63	56	7	13%

Total Recorded Music	783	757	26	3%
Mechanical	47	46	1	2%
Performance	50	49	1	2%
Synchronization	25	22	3	14%
Digital	15	15	—	—
Other	4	3	1	33%

Total Music Publishing	141	135	6	4%
Intersegment elimination	(6)	(5)	(1)	20%

Total Revenue	$918	$887	$31	3%

Revenue by Geographical Location
U.S. Recorded Music	$285	$315	$(30)	-10%
U.S. Publishing	46	48	(2)	-4%

Total U.S.	331	363	(32)	-9%
International Recorded Music	498	442	56	13%
International Publishing	95	87	8	9%

Total International	593	529	64	12%
Intersegment eliminations	(6)	(5)	(1)	20%

Total Revenue	$918	$887	$31	3%

Total Revenue

Total revenues increased by $31 million, or 3%, to $918 million for the three months ended December 31, 2009 from $887 million for the three months ended December 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $19 million, or 2%, period-to-period. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the three months ended December 31, 2009 and 2008, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 36% and 64% of total revenues for the three months ended December 31, 2009, respectively, compared to 41% and 59% for the three months ended December 31, 2008, respectively.

Total digital revenues after intersegment eliminations increased by $13 million, or 8%, to $184 million for the three months ended December 31, 2009 from $171 million for the three months ended December 31, 2008. Total digital revenues represented 20% and 19% of consolidated revenues for the three months ended December 31, 2009 and 2008, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2009 were comprised of U.S. revenues of $108 million, or 58% of total digital revenues, and international revenues of $79 million, or 42% of total digital revenues. Total digital revenues for the three months ended December 31, 2008 were comprised of U.S. revenues of $110 million, or 64% of total digital revenues, and international revenues of $61 million, or 36% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $8 million, or 5%, for the three months ended December 31, 2009.

Recorded Music revenues increased by $26 million, or 3%, to $783 million for the three months ended December 31, 2009 from $757 million for the three months ended December 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $18 million, or 2%, for the three months ended December 31, 2009. This performance reflected strong international results primarily from our European concert promotion business, while U.S. results were tempered by continued general economic pressures and the transition from physical sales to digital sales in the recorded music industry. The industry transition continues to adversely impact our physical revenue as declines in physical revenue are not yet being fully offset by digital revenue.

Digital revenues increased by $16 million, or 10%, for the three months ended December 31, 2009, largely due to strong international download growth. Licensing revenues increased $7 million, or 13%, to $63 million for the three months ended December 31, 2009 from $56 million for the three months ended December 31, 2008 primarily driven by higher international revenues generated by our U.S. repertoire.

Music Publishing revenues increased by $6 million, or 4%, to $141 million for the three months ended December 31, 2009 from $135 million for the three months ended December 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues remained flat at $141 million for the three months ended December 31, 2009. Synchronization revenue increased by $3 million primarily as a result of a pickup in film and TV production licensing activity.

Revenue by Geographical Location

U.S. revenues decreased by $32 million, or 9%, to $331 million for the three months ended December 31, 2009 from $363 million for the three months ended December 31, 2008. The overall decline in the U.S. Recorded Music business reflected continued general economic pressures and declines in physical revenue due to the ongoing transition in the recorded music industry characterized by a shift in consumption patterns from physical sales to new forms of digital music. The decrease in physical revenues was partially offset by an increase in licensing revenue.

International revenues increased by $64 million, or 12%, to $593 million for the three months ended December 31, 2009 from $529 million for the three months ended December 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total international revenues increased $14 million, or 2%, for the three months ended December 31, 2009, due to revenue growth in the U.K. as well as growth in France and Italy primarily from our European concert promotion business, partially offset by weakness in Japan and parts of Europe. In addition, international digital revenues increased as a result of growth in digital downloads. Contracting demand for physical product and difficult economic conditions negatively impacted global physical revenue and international licensing revenue.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$291	$313	$(22)	-7%
Product costs	200	164	36	22%
Licensing costs	20	16	4	25%

Total cost of revenues	$511	$493	$18	4%

Our cost of revenues increased by $18 million, or 4%, to $511 million for the three months ended December 31, 2009 from $493 million for the three months ended December 31, 2008. Expressed as a percentage of revenues, cost of revenues remained flat at 56% for the three months ended December 31, 2009 and 2008.

Artist and repertoire costs decreased as a percentage of revenues from 35% for the three months ended December 31, 2008 to 32% in the three months ended December 31, 2009 as a result of the timing of our artist and repertoire spending partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Product costs increased as a percentage of revenues to 22% for the three months ended December 31, 2009 from 18% of revenues in the three months ended December 31, 2008. The increase in product costs was due primarily to increased costs associated with our European concert promotion business.

Licensing costs increased $4 million, or 25%, to $20 million for the three months ended December 31, 2009 from $16 million for the three months ended December 31, 2008. The increase in licensing costs was driven primarily by costs associated with our increase in licensing revenue. Licensing costs as a percentage of licensing revenues increased from 29% for the three months ended December 31, 2008 to 32% for the three months ended December 31, 2009, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$147	$140	$7	5%
Selling and marketing expense	138	137	1	1%
Distribution expense	19	18	1	6%

Total selling, general and administrative expense	$304	$295	$9	3%

(1)	Includes depreciation expense of $9 million and $8 million for the three months ended December 31, 2009, and 2008, respectively.

Total selling, general and administrative expense increased by $9 million, or 3%, to $304 million for the three months ended December 31, 2009 from $295 million for the three months ended December 31, 2008. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 33% for the three months ended December 31, 2009 and 2008.

General and administrative expenses increased by $7 million, or 5%, to $147 million for the three months ended December 31, 2009 from $140 million for the three months ended December 31, 2008. Expressed as a percentage of revenues, general and administrative expenses remained flat at 16% for the three months ended December 31, 2009 and 2008.

Selling and marketing expense increased by $1 million, or 1%, to $138 million for the three months ended December 31, 2009 from $137 million for the three months ended December 31, 2008. Expressed as a percentage of revenues, selling and marketing expense remained flat at 15% for the three months ended December 31, 2009 and 2008.

Distribution expense increased by $1 million, or 6% to $ 19 million for the three months ended December 31, 2009 from $18 million for the three months ended December 31, 2008. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended December 31, 2009 and 2008.

Reconciliation of Consolidated Historical OIBDA to Operating Income from continuing operations and Net (Loss) Income

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net (loss) income for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$112	$107	$5	5%
Depreciation expense	(9)	(8)	(1)	13%
Amortization expense	(56)	(58)	2	-3%

Operating income	47	41	6	15%
Interest expense, net	(51)	(44)	(7)	16%
Gain on sale of equity-method investment	—	36	(36)	—
Gain on foreign exchange transaction	—	9	(9)	—
Impairment of equity-method investment	—	(10)	10	—
Other income, net	1	—	1	—

(Loss) income before income taxes	(3)	32	(35)	—
Income tax expense	(13)	(16)	3	-19%

Net (loss) income	(16)	16	(32)	—
Less: noncontrolling interest (income) expense	(1)	7	(8)	—

Net (loss) income attributable to Warner Music Group Corp.	$(17)	$23	$(40)	—

OIBDA

Our OIBDA increased by $5 million to $112 million for the three months ended December 31, 2009 as compared to $107 million for the three months ended December 31, 2008. Our OIBDA increase was primarily driven by increased revenues during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 and ongoing cost management efforts. Expressed as a percentage of revenues, total OIBDA margin remained flat at 12% for the three months ended December 31, 2009 and 2008 primarily as a result of continued cost-management efforts.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $1 million, or 13%, to $9 million for three months ended December 31, 2009. The increase is primarily related to additional depreciation related to acquisitions and investments in IT infrastructure.

Amortization expense

Amortization expense decreased by $2 million, or 3%, to $56 million for the three months ended December 31, 2009.

Operating income

Our operating income increased $6 million, or 15%, to $47 million for the three months ended December 31, 2009 as compared to $41 million for the prior-year period. The increase in operating income was primarily due to the growth in OIBDA noted above.

Interest expense, net

Our interest expense, net, increased $7 million, or 16%, to $51 million for the three months ended December 31, 2009 as compared to $44 million for the three months ended December 31, 2008. This was primarily a result of the change in interest terms related to our refinancing in May 2009.

See “—Financial Condition and Liquidity” for more information.

Gain on sale of equity-method investment

During the three months ended December 31, 2008, we sold our remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. As a result of the transaction, we recorded a gain on sale of equity-method investment of $36 million.

Gain on foreign exchange transaction

During the three months ended December 31, 2008, we recorded a $9 million non-cash gain on a foreign exchange transaction as a result of a settlement of a short-term foreign-denominated loan related to the Front Line Management sale.

Impairment of equity-method investment

During the three months ended December 31, 2008, we chose not to continue our participation in Equatrax, L.P. (formerly known as Royalty Services, L.P.) and Equatrax, LLC (formerly known as Royalty Services, LLC), which were formed in 2004 to develop an outsourced royalty platform. As a result, the company, wrote off the remaining $10 million related to our investment in the joint venture.

Other income, net

Other income, net for the three months ended December 31, 2009 includes net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature.

Income tax expense

We provided income tax expense of $13 million for the three months ended December 31, 2009 as compared to $16 million for the three months ended December 31, 2008. Our income tax expense is primarily a function of pre-tax income in our foreign jurisdictions.

We are currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2004 through September 30, 2006. We expect that $5 million of the total accrual for uncertain tax positions will be paid during the next twelve months.

Net loss (income)

Our net income decreased by $32 million, to a net loss of $16 million for the three months ended December 31, 2009 as compared to net income of $16 million for the three months ended December 31, 2008. During the three months ended December 31, 2008, we recorded a gain on the sale of our remaining stake in Front Line Management and a gain on a foreign exchange transaction, offset by an impairment of an equity-method investment. The net impact of these transactions was offset by the increase in OIBDA and decrease in income tax expense discussed above.

Noncontrolling interest (income) expense

Net loss (income) attributable to noncontrolling interests was income of $1 million for the three months ended December 31, 2009 as compared to a loss of $7 million during the three months ended December 31, 2008.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Recorded Music
Revenue	$783	$757	$26	3%
OIBDA	113	107	6	6%
Operating income	$68	$59	$9	15%

Music Publishing
Revenue	$141	$135	$6	4%
OIBDA	22	22	—	—
Operating income	$4	$6	$(2)	-33%

Corporate expenses and eliminations
Revenue	$(6)	$(5)	$(1)	20%
OIBDA	(23)	(22)	(1)	5%
Operating loss	$(25)	$(24)	$(1)	4%

Total
Revenue	$918	$887	$31	3%
OIBDA	112	107	5	5%
Operating income	$47	$41	$6	15%

Recorded Music

Revenues

Recorded Music revenues increased by $26 million, or 3%, to $783 million for the three months ended December 31, 2009 from $757 million for the three months ended December 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $18 million, or 2%, for the three months ended December 31, 2009. Prior to intersegment eliminations, Recorded Music revenues represented 85% of total revenues for the three months ended December 31, 2009 and 2008. U.S. Recorded Music revenues were $285 million and $315 million, or 36% and 42% of Recorded Music revenues for the three months ended December 31, 2009 and 2008, respectively. International Recorded Music revenues were $498 million and $442 million, or 64% and 58% of consolidated Recorded Music revenues for the three months ended December 31, 2009 and 2008, respectively.

The increase in Recorded Music revenues reflected strong international results primarily from our European concert promotion business, while U.S. results were tempered by continued general economic pressures and the transition from physical sales to digital sales in the recorded music industry. The industry transition continues to adversely impact our physical revenue as declines in physical revenue are not yet being fully offset by digital revenue.

OIBDA and Operating Income from continuing operations

Recorded Music OIBDA was $113 million for the three months ended December 31, 2009 as compared to $107 million for the three months ended December 31, 2008. Recorded Music operating income included the following (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
OIBDA	$113	$107	$6	6%
Depreciation and amortization	(45)	(48)	3	-6%

Operating income	$68	$59	$9	15%

Recorded Music OIBDA increased by $6 million, or 6%, to $113 million for the three months ended December 31, 2009 compared to $107 million for the three months ended December 31, 2008. Our OIBDA increase was primarily driven by increased revenues for the three months ended December 31, 2009 as compared with the three months ended December 31, 2008, our on-going cost management efforts as well as changes in product mix. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA remained flat at 14% for the three months ended December 31, 2009 and 2008 primarily as a result of our continued cost-management efforts.

Recorded Music operating income increased by $9 million, or 15% due to the increase in OIBDA described noted above as well a decrease in depreciation and amortization expense.

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$194	$222	$(28)	-13%
Product costs	200	162	38	23%
Licensing costs	20	17	3	18%

Total cost of revenues	$414	$401	$13	3%

Cost of revenues

Recorded Music cost of revenues increased $13 million, or 3%, for the three months ended December 31, 2009. The increase was comprised of increases in product costs of $38 million and licensing costs of $3 million partially offset by a decrease of $28 million in artist and repertoire costs. The increase in product costs was driven by international production costs associated with our European concert promotion business and licensing costs associated with increased international revenues from U.S. repertoire. Artist and repertoire costs decreased as a percentage of Recorded Music revenues to 25% in the three months ended December 31, 2009 from 29% in the three months ended December 31, 2008 as a result of the timing of our artist and repertoire spending, partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$107	$99	$8	8%
Selling and marketing expense	136	136	—	—
Distribution expense	19	19	—	—

Total selling, general and administrative expense	$262	$254	$8	3%

(1)	Includes depreciation expense of $6 million and $5 million for the three months ended December 31, 2009 and 2008, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense increased $8 million, or 3%, for the three months ended December 31, 2009. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased to 33% for the three months ended December 31, 2009 from 34% for the three months ended December 31, 2008. The decrease was primarily the result of our efforts to better align spending on selling and marketing expense with revenues earned.

Music Publishing

Revenues

Music Publishing revenues increased by $6 million, or 4%, to $141 million for the three months ended December 31, 2009 compared to $135 million for the three months ended December 31, 2008. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues remained flat at $141 million. Music Publishing revenues represented 15% of consolidated revenue, for the three months ended December 31, 2009 and 2008. International Music Publishing revenues were $95 million and $87 million, or 67% and 64% of consolidated Music Publishing revenues for the three months ended December 31, 2009 and 2008, respectively. Synchronization revenue increased by $3 million as a result of a pickup in film and TV production licensing activity.

OIBDA and Operating Income

Music Publishing operating income decreased to $4 million for the three months ended December 31, 2009 as compared to $6 million for the three months ended December 31, 2008. Music Publishing operating income includes the following (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2008	2008	$ Change	% Change
OIBDA	$22	$22	—	—
Depreciation and amortization	(18)	(16)	(2)	13%

Operating income	$4	$6	$(2)	-33%

Music Publishing OIBDA remained flat at $22 million for the three months ended December 31, 2009 and 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA remained flat at 16% for the three months ended December 31, 2009 and 2008.

Music Publishing operating income decreased by $2 million due to increased amortization on music publishing rights.

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
Artist and repertoire costs	$103	$99	$4	4%

Total cost of revenues	$103	$99	$4	4%

Cost of revenues

Music Publishing cost of revenues increased by $4 million for the three months ended December 31, 2009, driven primarily by artist and repertoire costs relating to increased revenues. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues were 73% for the three months ended December 31, 2009 and 2008.

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2009 vs 2008
	2009	2008	$ Change	% Change
General and administrative expense (1)	$17	$15	$2	13%

Total selling, general and administrative expense	$17	$15	$2	13%

(1)	Includes depreciation expense of $1 million for the three months ended December 31, 2009 and 2008.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense increased to $17 million for the three months ended December 31, 2009 as compared with $15 million for the three months ended December 31, 2008. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 12% for the three months ended December 31, 2009 from 11% for the three months ended December 31, 2008.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased from $22 million for the three months ended December 31, 2008 to $23 million for the three months ended December 31, 2009.

Our operating loss from corporate expenses and eliminations increased from $24 million for the three months ended December 31, 2008 to $25 million for the three months ended December 31, 2009.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2009, we had $1.944 billion of debt, $339 million of cash and equivalents (net debt of $1.605 billion, defined as total debt less cash and equivalents and short-term investments) and a $155 million Warner Music Group Corp’s shareholders’ equity (deficit). This compares to $1.939 billion of debt, $384 million of cash and equivalents (net debt of $1.555 billion, defined as total debt less cash and equivalents and short-term investments) and a $143 million shareholders’ deficit at September 30, 2009. Net debt increased by $50 million as a result of (i) a $45 million decrease in cash and equivalents as more fully described below, (ii) a $2 million increase related to the accretion on our Senior Secured Notes (iii) a $5 million increase related to the accretion on our Holdings Discount Notes offset by (iv) a decrease of $2 million related to the impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes.

The $12 million increase in shareholders’ deficit during the three months ended December 31, 2009 consisted of $17 million of net loss for the three months ended December 31, 2009, offset by foreign currency exchange movements of $2 million and $3 million of stock compensation.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2009 and 2008 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Cash (used in) provided by:
Operating activities	$(42)	$43
Investing activities	(2)	117
Financing activities	—	(4)

Operating Activities

Cash used in operations was $42 million for the three months ended December 31, 2009 compared to cash provided by operations of $43 million for the three months ended December 31, 2008. The $85 million decrease primarily related to the variable timing of our working capital requirements, which included a decrease in cash associated with our European concert promotion business and an expected increase in cash paid for interest. Following the May 2009 refinancing, all of the company’s cash interest payments are now made semi-annually in the first and third quarters of the fiscal year. As a result, cash interest amounted to $81 million in the quarter, compared to $45 in the prior-year quarter. We previously made quarterly interest payments under our senior secured credit facility which was retired in May 2009.

Investing Activities

Cash used in investing activities was $2 million for the three months ended December 31, 2009 as compared to cash provided by investing activities of $117 million for the three months ended December 31, 2008. The $2 million of cash used in investing consisted of cash used to acquire music publishing rights of $4 million and capital expenditures of $7 million offset by $9 million of cash proceeds received in connection with the sale of our equity investment in lala media, inc. The $117 million of cash provided by investing activities in the three months ended December 31, 2008 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million, offset by cash used for acquisitions totaling $5 million, net of cash acquired, and $2 million to acquire music publishing rights.

Financing Activities

Cash used in financing activities was $4 million for the three months ended December 31, 2008. The $4 million of cash used in financing activities in the three months ended December 31, 2008 consisted of our quarterly repayments on our senior secured credit facility, which was retired in May 2009.

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

As of December 31, 2009, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $38 million, $624 million of Acquisition Corp. Senior Subordinated Notes and $258 million of Holdings Discount Notes.

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

The Senior Secured Notes are senior secured obligations of Acquisition Corp. that rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness, including its existing senior subordinated notes. The obligations under the Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned U.S. subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Senior Secured Notes are not guaranteed by Holdings. All obligations under the Senior Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the subsidiary guarantors that previously secured our senior secured credit facility, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the subsidiary guarantors, except for certain excluded assets.

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

Acquisition Corp. used the net proceeds from the Senior Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its senior secured credit facility and pay related fees and expenses. In connection with the repayment, Acquisition Corp. terminated its revolving credit facility.

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

Holdings Discount Notes

As of December 31, 2009, Holdings had $258 million of debt represented by the Holdings Discount Notes. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrued. However, interest accrued on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes equaled the principal amount at maturity of $258 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014.

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

The terms of the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and Holdings Discount Notes significantly restrict Acquisition Corp., Holdings and other subsidiaries from paying dividends and otherwise transferring assets to us. For example, the ability of Acquisition Corp. and Holdings to make such payments is governed by a formula based on 50% of each of their consolidated net income (which, as defined in the indentures governing such notes, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from July 1, 2004 under the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Discount Notes, and July 1, 2009 under the Senior Secured Notes, plus in each case proceeds from equity offerings and capital contributions, among other items. In addition, as a condition to making such payments to us based on such formula, Acquisition Corp. and Holdings must each have an adjusted EBITDA, as defined in the indenture, to interest expense ratio of at least 2.0 to 1.0 after giving effect to any such payments. Notwithstanding such restrictions, the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Holdings Discount Notes and the Senior Secured Notes permit an aggregate of $45 million, $75 million and $50 million, respectively, of such payments to be made by Acquisition Corp. and Holdings pursuant to the indentures, whether or not there is availability under the formula or the conditions to its use are met. The indenture governing the Senior Secured Notes also permits Acquisition Corp. to make restricted payments not to exceed $90 million in any fiscal year.

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and Holdings Discount Notes.

Summary

Management believes that funds generated from our operations will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Discount Notes, our Acquisition Corp. Senior Subordinated Notes or our Senior Secured Notes and/or common stock in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Discount Notes, Acquisition Corp. Senior Subordinated Notes and/or our Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 18 to our audited consolidated financial statements for the fiscal year ended September 30, 2009, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2009, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2009.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our U.S. companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, and Australian dollar. During the three months ended December 31, 2009, the Company entered into additional foreign exchange hedge contracts and, as of December 31, 2009, the Company has outstanding hedge contracts for the sale of $399 million and the purchase of $146 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2009, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $25 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of December 31, 2009, these sterling notes had a carrying value of approximately $159 million. Based on the principal amount of Sterling-denominated notes outstanding as of December 31, 2009 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. We have provided documents and other information in response to these requests and intend to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. The Company intends to continue to defend against these lawsuits, including the appeal, vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent the fastest growing area of our recorded music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and other expanded-rights revenues. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense and the marketing expenditures necessary to compete have increased as well. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop artists whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the worldwide economic and retail environment, as well as the appeal of our Recorded Music catalog and our Music Publishing library.

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

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of our release schedule and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

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

On December 31, 2009, we had $1.030 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2009 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ deficit could be adversely affected.

We also had $1.260 billion of definite-lived intangible assets at December 31, 2009. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 64% of our revenues related to operations in foreign territories for the three months ended December 31, 2009. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2009, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

On February 10, 2009, Live Nation and Ticketmaster Entertainment announced a proposed merger to form Live Nation Entertainment. The Live Nation-Ticketmaster merger attracted intense scrutiny and was reviewed by the U.S. Department of Justice, several State Attorneys General (including New York, California, Illinois, Florida and Massachusetts) and the U.K., where it was referred to the Monopolies and Mergers Commission for a more detailed investigation. The merger would combine the world’s largest online ticketing, concert promotion and management companies including Front Line Management. The combined entity would control venues, ticketing and ancillary revenues derived from concerts, and in some cases would act as a record label as part of the expanded-rights deals Live Nation has signed with several artists. On January 25, 2010, the U.S. Department of Justice cleared the merger but required the companies to make several concessions as a condition of their approval. We cannot predict what impact the closing of this transaction might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of December 31, 2009, our total consolidated indebtedness was $1.944 billion.

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

While we currently have sufficient cash to make scheduled interest payments, in the future Holdings, our immediate subsidiary, also may rely on our indirect subsidiary Acquisition Corp. and its subsidiaries to make payments on its borrowings. If Acquisition Corp. does not dividend funds to Holdings in an amount sufficient to make such payments, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because Acquisition Corp.’s debt agreements have covenants that limit its ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of December 31, 2009, we had approximately 154.6 million shares of common stock outstanding. Approximately 93.3 million shares are held by the Current Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Current Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition, in 2005, we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8. In April 2008, we registered an additional 16.5 million shares underlying options issued, and securities that might be issued in the future pursuant to our benefit plans and arrangements, on an additional Form S-8.

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

February 9, 2010

WARNER MUSIC GROUP CORP.

By:	/s/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)