Form 10-Q
period 2010-03-31
Warner Music Group Corp.
filed 2010-05-06
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of May 4, 2010, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 154,728,400.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31, 2010	September 30, 2009
	(in millions)
Assets
Current assets:
Cash and equivalents	$383	$384
Accounts receivable, less allowances of $107 and $135 million	406	550
Inventories	38	46
Royalty advances expected to be recouped within one year	157	171
Deferred tax assets	29	29
Other current assets	53	48

Total current assets	1,066	1,228
Royalty advances expected to be recouped after one year	192	209
Investments	9	18
Property, plant and equipment, net	95	100
Goodwill	1,026	1,027
Intangible assets subject to amortization, net	1,203	1,317
Intangible assets not subject to amortization	100	100
Other assets	61	64

Total assets	$3,752	$4,063

Liabilities and Deficit
Current liabilities:
Accounts payable	$160	$219
Accrued royalties	1,103	1,185
Accrued liabilities	216	282
Accrued interest	59	57
Deferred revenue	82	113
Other current liabilities	3	16

Total current liabilities	1,623	1,872
Long-term debt	1,934	1,939
Deferred tax liabilities	159	164
Other noncurrent liabilities	152	172

Total liabilities	3,868	4,147

Commitments and Contingencies (See Note 11)
Shareholders’ equity (deficit):
Common stock ($0.001 par value; 500,000,000 shares authorized; 154,717,503 and 154,590,926 shares issued and outstanding)	—	—
Additional paid-in capital	606	601
Accumulated deficit	(828)	(786)
Accumulated other comprehensive income, net	51	42

Total Warner Music Group Corp. shareholders’ equity (deficit)	(171)	(143)
Noncontrolling interest	55	59

Total equity (deficit)	(116)	(84)

Total liabilities and deficit	$3,752	$4,063

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues	$662	$671	$1,580	$1,558
Costs and expenses:
Cost of revenues	(323)	(341)	(834)	(834)
Selling, general and administrative expenses (a)	(261)	(259)	(565)	(554)
Amortization of intangible assets	(54)	(56)	(110)	(114)

Total costs and expenses	(638)	(656)	(1,509)	(1,502)

Operating income	24	15	71	56
Interest expense, net	(46)	(41)	(97)	(85)
Gain on sale of equity-method investment	—	—	—	36
Gain on foreign exchange transaction	—	—	—	9
Impairment of cost-method investment	—	(29)	—	(29)
Impairment of equity-method investment	—	—	—	(10)
Other expense, net	(4)	(3)	(3)	(3)

Loss before income taxes	(26)	(58)	(29)	(26)
Income tax expense	(2)	(10)	(15)	(26)

Net loss	(28)	(68)	(44)	(52)
Less: loss attributable to noncontrolling interest	3	—	2	7

Net loss attributable to Warner Music Group Corp.	$(25)	$(68)	$(42)	$(45)

Net loss per common share attributable to Warner Music Group Corp.:

Basic	$(0.17)	$(0.45)	$(0.28)	$(0.30)

Diluted	$(0.17)	$(0.45)	$(0.28)	$(0.30)

Weighted average common shares:
Basic	149.6	149.5	149.6	149.3
Diluted	149.6	149.5	149.6	149.3
(a) Includes depreciation expense of:	$(9)	$(9)	$(18)	$(17)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	(in millions)
Cash flows from operating activities
Net loss	$(44)	$(52)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	128	131
Deferred taxes	(6)	(3)
Gain on sale of equity investment	—	(36)
Gain on foreign exchange transaction	—	(9)
Impairment of equity investment	—	10
Impairment of cost-method investment	1	29
Non-cash interest expense	14	22
Non-cash stock-based compensation expense	5	5
Other non-cash items	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	136	166
Inventories	6	2
Royalty advances	4	(18)
Accounts payable and accrued liabilities	(191)	(49)
Accrued interest	2	(2)
Other balance sheet changes	(5)	(8)

Net cash provided by operating activities	51	187

Cash flows from investing activities
Repayments of loans to third parties	—	3
Investments and acquisitions of businesses	(6)	(14)
Acquisition of publishing rights	(29)	(6)
Proceeds from the sale of investments	9	124
Capital expenditures	(15)	(9)

Net cash (used in) provided by investing activities	(41)	98

Cash flows from financing activities
Debt repayments	—	(8)
Distribution to noncontrolling interest holder	(2)	—

Net cash used in financing activities	(2)	(8)
Effect of foreign currency exchange rate changes on cash	(9)	(30)

Net (decrease) increase in cash and equivalents	(1)	247
Cash and equivalents at beginning of period	384	411

Cash and equivalents at end of period	$383	$658

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp. Shareholders’	Noncontolling	Total Equity
	Shares	Value	Capital	Deficit	Income	Deficit	Interests	(Deficit)
	(in millions, except number of common shares)
Balance at September 30, 2009	154,590,926	$0.001	$601	$(786)	$42	$(143)	$59	$(84)
Comprehensive loss:
Net loss	—	—	—	(42)	—	(42)	(2)	(44)
Foreign currency translation adjustment	—	—	—	—	8	8	—	8
Minimum pension liability	—	—	—	—	—	—	—	—
Deferred gains on derivative financial instruments	—	—	—	—	1	1	—	1
Other	—	—	—	—	—	—	(2)	(2)

Total comprehensive loss						(33)	(4)	(37)
Stock based compensation	35,309	—	5	—	—	5	—	5
Exercises of stock options	91,268	—	—	—	—	—	—	—

Balance at March 31, 2010	154,717,503	$0.001	$606	$(828)	$51	$(171)	$55	$(116)

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

The Company plays an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where the Company acquires broader rights in a recording artist’s career, the Company may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. The Company believes expanded-rights deals create better partnerships with its artists, which allow the Company and its artists to work together more closely to create and sustain artistic and commercial success.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, HBO and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music and has more recently expanded its activities in this area through further acquisitions in both the U.S. and Europe. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to March 31, 2010 and 2009 relate to the three and six month periods ended March 26, 2010 and March 27, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has deemed that no additional disclosures are necessary.

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

In December 2007, the FASB revised the authoritative guidance for accounting and reporting for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a noncontrolling interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. The new guidance also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest. FASB requires that the new guidance for noncontrolling interests and the new guidance on business combinations be adopted concurrently and thus, this guidance is also effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of this guidance effective October 1, 2009. This guidance changes the Company’s accounting treatment of business combinations and dispositions with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which were applied on a retrospective basis. As of March 31, 2010 and September 30, 2009, noncontrolling interests of $55 million and $59 million have been classified as a component of equity in the consolidated balance sheet. Losses attributable to noncontrolling interests of $3 million and $2 million are included in net loss for the three and six months ended March 31, 2010. Losses attributable to noncontrolling interests of $7 million are included in net income for the six months ended March 31, 2009.

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

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Net loss	$(28)	$(68)	$(44)	$(52)
Foreign currency translation adjustments (a)	6	(11)	8	12
Derivative financial instruments gains	1	7	1	4
Other	(1)	—	(2)	—

Comprehensive loss	$(22)	(72)	(37)	$(36)

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Numerator:
Basic and diluted net loss per common share:
Net loss attributable to Warner Music Group Corp.	$(25)	$(68)	$(42)	$(45)

Denominator:
Weighted average common shares outstanding for basic calculation (a)	149.6	149.5	149.6	149.3

Dilutive effect of options and restricted stock	—	—	—	—

Weighted average common outstanding shares for diluted calculation	149.6	149.5	149.6	149.3

Net loss per common share attributable to Warner Music Group Corp.—basic	$(0.17)	$(0.45)	$(0.28)	$(0.30)

Net loss per common share attributable to Warner Music Group Corp.—diluted	$(0.17)	$(0.45)	$(0.28)	$(0.30)

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net loss per share excludes the following weighted average number of stock options and restricted stock because to include them in the calculation would be anti-dilutive:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Stock options	13.6	0.4	13.6	0.3
Restricted stock	—	0.6	—	0.5

5. Investments

The Company’s investments consist of the following (in millions):

	March 31, 2010	September 30, 2009
Cost-method investments	$3	$13
Equity-method investments	6	5

	$9	$18

During the three months ended December 31, 2009, the Company sold its equity interest in lala media, inc. and terminated a memorandum of terms related to the formation of an international joint venture. The Company received cash consideration of approximately $9 million, which resulted in an immaterial gain.

6. Inventories

Inventories consist of the following (in millions):

	March 31, 2010	September 30, 2009
Compact discs and other music-related products	$36	$44
Published sheet music and song books	2	2

	$38	$46

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2010 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2009	$436	$591	$1,027
Acquisitions	—	7	7
Dispositions	—	—	—
Other (a)	(8)	—	(8)

Balance at March 31, 2010	$428	$598	$1,026

(a)	Other represents foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2009	Acquisitions	Other (a)	March 31, 2010
Intangible assets subject to amortization:
Recorded music catalog	$1,379	—	(6)	$1,373
Music publishing copyrights	952	31	(28)	955
Artist contracts	80	—	(1)	79
Trademarks	31	—	—	31
Other intangible assets	8	—	—	8

	2,450	31	(35)	2,446
Accumulated amortization	(1,133)			(1,243)

Total net intangible assets subject to amortization	1,317			1,203
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,417			$1,303

(a)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of March 31, 2010, the Company had approximately $9 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $71 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	March 31, 2010	September 30, 2009
9.5% Senior Secured Notes due 2016—Acquisition Corp (a)	$1,063	$1,060
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (b)	148	161
9.5% Senior Discount Notes due 2014—Holdings (c)	258	253

Total debt	$1,934	$1,939

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $37 million at March 31, 2010 and $40 million at September 30, 2009.

(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the £100 million Sterling-denominated notes.

(c)	Change represents the accrual of interest in the form of an increase in the accreted value of the discount notes. During the six months ended March 31, 2010, the Holdings Notes accreted to the full principal amount due at maturity of $258 million. The Company has started accruing interest which is to be paid semi-annually in cash beginning June 15, 2010.

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

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and six months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Recorded Music	$1	$2	$3	$3
Music Publishing	—	—	—	—
Corporate expenses	1	1	2	2

Total	$2	$3	$5	$5

During the six months ended March 31, 2010, the Company awarded 35,309 shares of restricted stock and 185,000 stock options to its employees. During the six months ended March 31, 2009, the Company awarded 554,700 shares of restricted stock and 1,870,000 stock options to its employees.

11. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. The Company intends to defend against these lawsuits, including the appeal, vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
March 31, 2010
Revenues	$534	$134	$(6)	$662
OIBDA	49	61	(23)	87
Depreciation of property, plant and equipment	(6)	(1)	(2)	(9)
Amortization of intangible assets	(37)	(17)	—	(54)

Operating income (loss)	$6	$43	$(25)	$24

March 31, 2009
Revenues	$539	$136	$(4)	$671
OIBDA	45	55	(20)	80
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(38)	(17)	(1)	(56)

Operating income (loss)	$2	$37	$(24)	$15

Six Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
March 31, 2010
Revenues	$1,317	$275	$(12)	$1,580
OIBDA	162	83	(46)	199
Depreciation of property, plant and equipment	(12)	(2)	(4)	(18)
Amortization of intangible assets	(76)	(34)	—	(110)

Operating income (loss)	$74	$47	$(50)	$71

March 31, 2009
Revenues	$1,296	$271	$(9)	$1,558
OIBDA	152	77	(42)	187
Depreciation of property, plant and equipment	(10)	(2)	(5)	(17)
Amortization of intangible assets	(81)	(32)	(1)	(114)

Operating income (loss)	$61	$43	$(48)	$56

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $81 million and $66 million during the six months ended March 31, 2010 and 2009, respectively. The Company previously made quarterly interest payments under its senior secured credit facility which was retired in May 2009. The Company now pays interest only semi-annually in the first and third quarters of the fiscal year. The Company paid approximately $21 million and $26 million of income and withholding taxes in the six months ended March 31, 2010 and 2009, respectively. The Company received $6 million and $9 million of income tax refunds in the six months ended March 31, 2010 and 2009, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2010. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other expenses of $14 million and royalty expense of $1 million in the statement of operations. Derivatives designated as hedging instruments are not material to the Company’s financial statements.

	Fair Value Measurements as of March 31, 2010
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$20	$—	$20
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(7)	$—	$(7)
Other Non-current Liabilities:
Purchase Obligation (b)	$—	$—	$(6)	$(6)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	The fair value of this purchase obligation is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on an annual basis. The assumptions used in preparing the DCF model were based on data available as of September 30, 2009 and includes estimates of timing of the payment obligation, amount of cash flows, and discount rate.

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

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2010, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $108 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the Holdings Senior Discount Notes due 2014. The Holdings Discount Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following consolidating financial statements are presented for the information of the holders of the Holdings Discount Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Discount Notes, (ii) Holdings, which is the issuer of the Holdings Discount Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting.

The Company and Holdings are holding companies that conduct substantially all their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from its subsidiaries is restricted by the indentures for the Acquisition Corp. Senior Secured Notes due 2016 and the Acquisition Corp. Senior Subordinated Notes due 2014, and, with respect to the Company, the indenture for the Holdings Discount Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

March 31, 2010

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$188	$—	$195	$—	$383
Accounts receivable, net	—	—	406	—	406
Inventories	—	—	38	—	38
Royalty advances expected to be recouped within one year	—	—	157	—	157
Deferred tax assets	—	—	29	—	29
Other current assets	—	—	53	—	53

Total current assets	188	—	878	—	1,066
Royalty advances expected to be recouped after one year	—	—	192	—	192
Investments in and advances (from) to consolidated subsidiaries	(360)	(99)	—	459	—
Investments	—	—	9	—	9
Property, plant and equipment, net	—	—	95	—	95
Goodwill	—	—	1,026	—	1,026
Intangible assets subject to amortization, net	—	—	1,203	—	1,203
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	(2)	2	61		61

Total assets	$(174)	$(97)	$3,564	$459	$3,752

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$160	$—	$160
Accrued royalties	—	—	1,103	—	1,103
Accrued liabilities	—	—	216	—	216
Accrued interest	—	7	52	—	59
Deferred revenue	—	—	82	—	82
Other current liabilities	—	—	3	—	3

Total current liabilities	—	7	1,616	—	1,623
Long-term debt	—	258	1,676	—	1,934
Deferred tax liabilities, net	—	—	159	—	159
Other noncurrent liabilities	(3)	(2)	157	—	152

Total liabilities	(3)	263	3,608	—	3,868

Total Warner Music Group Corp. shareholders’ (deficit) equity	(171)	(360)	(99)	459	(171)
Noncontrolling interest	—	—	55	—	55

Total equity (deficit)	(171)	(360)	(44)	459	(116)

Total liabilities and (deficit) equity	$(174)	$(97)	$3,564	$459	$3,752

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$188	$—	$196	$—	$384
Accounts receivable, net	—	—	550	—	550
Inventories	—	—	46	—	46
Royalty advances expected to be recouped within one year	—	—	171	—	171
Deferred tax assets	—	—	29	—	29
Other current assets	—	—	48	—	48

Total current assets	188	—	1,040	—	1,228
Royalty advances expected to be recouped after one year	—	—	209	—	209
Investments in and advances to (from) consolidated subsidiaries	(332)	(81)	—	413	—
Investments	—	—	18	—	18
Property, plant and equipment, net	—	—	100	—	100
Goodwill	—	—	1,027	—	1,027
Intangible assets subject to amortization, net	—	—	1,317	—	1,317
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	(2)	2	64	—	64

Total assets	$(146)	$(79)	$3,875	$413	$4,063

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$219	$—	$219
Accrued royalties	—	—	1,185	—	1,185
Accrued liabilities	—	—	282	—	282
Accrued interest	—	—	57	—	57
Deferred revenue	—	—	113	—	113
Other current liabilities	2	—	14	—	16

Total current liabilities	2	—	1,870	—	1,872
Long-term debt	—	253	1,686	—	1,939
Deferred tax liabilities, net	—	—	164	—	164
Other noncurrent liabilities	(5)	—	177	—	172

Total liabilities	(3)	253	3,897	—	4,147

Total Warner Music Group Corp. shareholders’ (deficit) equity	(143)	(332)	(81)	413	(143)
Noncontrolling interest	—	—	59	—	59

Total equity (deficit)	(143)	(332)	(22)	413	(84)

Total liabilities and (deficit) equity	$(146)	$(79)	$3,875	$413	$4,063

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2010 and 2009

	Three months ended March 31, 2010
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$662	$—	$662
Costs and expenses:
Cost of revenues	—	—	(323)	—	(323)
Selling, general and administrative expenses	—	—	(261)	—	(261)
Amortization of intangible assets	—	—	(54)	—	(54)

Total costs and expenses	—	—	(638)	—	(638)

Operating income	—	—	24	—	24
Interest expense, net	—	(6)	(40)	—	(46)
Equity (losses) gains from consolidated subsidiaries	(25)	(19)	—	44	—
Other (expense) income, net	—	—	(4)	—	(4)

Loss before income taxes	(25)	(25)	(20)	44	(26)
Income tax expense	—	—	(2)	—	(2)

Net loss	(25)	(25)	(22)	44	(28)
Less: loss attributable to noncontrolling interest	—	—	3	—	3

Net loss attributable to Warner Music Group Corp.	$(25)	$(25)	$(19)	$44	$(25)

	Three months ended March 31, 2009
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$671	$—	$671
Costs and expenses:
Cost of revenues	—	—	(341)	—	(341)
Selling, general and administrative expenses	—	—	(259)	—	(259)
Amortization of intangible assets	—	—	(56)	—	(56)

Total costs and expenses	—	—	(656)	—	(656)

Operating income	—	—	15	—	15
Interest expense, net	—	(6)	(35)	—	(41)
Gain on sale of equity investment	—	—	—	—	—
Gain on foreign exchange transaction	—	—	—	—	—
Impairment of cost investment			(29)		(29)
Impairment of equity investment	—	—	—	—	—
Equity (losses) gains from consolidated subsidiaries	(68)	(62)	—	130	—
Other income (expense), net	—	—	(3)	—	(3)

Loss before income taxes	(68)	(68)	(52)	130	(58)
Income tax expense	—	—	(10)	—	(10)

Net loss	(68)	(68)	(62)	130	(68)
Less: loss attributable to noncontrolling interest	—	—	—	—	—

Net loss attributable to Warner Music Group Corp.	$(68)	$(68)	$(62)	$130	$(68)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2010 and 2009

	Six months ended March 31, 2010
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,580	$—	$1,580
Costs and expenses:
Cost of revenues	—	—	(834)	—	(834)
Selling, general and administrative expenses	—	—	(565)	—	(565)
Amortization of intangible assets	—	—	(110)	—	(110)

Total costs and expenses	—	—	(1,509)	—	(1,509)

Operating income	—	—	71	—	71
Interest expense, net	—	(12)	(85)	—	(97)
Equity (losses) gains from consolidated subsidiaries	(42)	(30)	—	72	—
Other (expense) income, net	—	—	(3)	—	(3)

Loss before income taxes	(42)	(42)	(17)	72	(29)
Income tax expense	—	—	(15)	—	(15)

Net loss	(42)	(42)	(32)	72	(44)
Less: loss attributable to noncontrolling interest	—	—	2	—	2

Net loss attributable to Warner Music Group Corp.	$(42)	$(42)	$(30)	$72	$(42)

	Six months ended March 31, 2009
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$1,558	$—	$1,558
Costs and expenses:
Cost of revenues	—	—	(834)	—	(834)
Selling, general and administrative expenses	—	—	(554)	—	(554)
Amortization of intangible assets	—	—	(114)	—	(114)

Total costs and expenses	—	—	(1.502)	—	(1,502)

Operating income	—	—	56	—	56
Interest expense, net	—	(11)	(74)	—	(85)
Gain on sale of equity investment	—	—	36	—	36
Gain on foreign exchange transaction	—	—	9	—	9
Impairment of cost investment			(29)		(29)
Impairment of equity investment	—	—	(10)	—	(10)
Equity (losses) gains from consolidated subsidiaries	(45)	(34)	—	79	—
Other income (expense), net	—	—	(3)	—	(3)

Loss before income taxes	(45)	(45)	(15)	79	(26)
Income tax expense	—	—	(26)	—	(26)

Net loss	(45)	(45)	(41)	79	(52)
Less: loss attributable to noncontrolling interest	—	—	7	—	7

Net loss attributable to Warner Music Group Corp.	$(45)	$(45)	$(34)	$79	$(45)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2010

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(44)	$(44)	$(32)	$76	$(44)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	128	—	128
Deferred taxes	—	—	(6)	—	(6)
Impairment of cost-method investments	—	—	1	—	1
Non-cash interest expense	—	5	9	—	14
Non-cash, stock-based compensation expense	—	—	5	—	5
Equity losses (gains) from consolidated subsidiaries	44	32		(76)	—
Other non-cash items	—	—	1	—	1
Changes in operating assets and liabilities:
Accounts receivable	—	—	136	—	136
Inventories	—	—	6	—	6
Royalty advances	—	—	4	—	4
Accounts payable and accrued liabilities	—	—	(191)	—	(191)
Accrued interest	—	7	(5)	—	2
Other balance sheet changes	—	—	(5)	—	(5)

Net cash used in operating activities	—	—	51	—	51

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(6)	—	(6)
Acquisition of publishing rights	—	—	(29)	—	(29)
Proceeds from the sale of investments	—	—	9	—	9
Capital expenditures	—	—	(15)	—	(15)

Net cash used in investing activities	—	—	(41)	—	(41)

Cash flows from financing activities:
Distributions to noncontrolling interest holders	—	—	(2)	—	(2)

Net cash (used in) provided by financing activities	—	—	(2)	—	(2)
Effect of foreign currency exchange rate changes on cash	—	—	(9)	—	(9)

Net decrease in cash and equivalents	—	—	(1)	—	(1)
Cash and equivalents at beginning of period	188	—	196	—	384

Cash and equivalents at end of period	$188	$—	$195	$—	$383

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(45)	$(45)	$(41)	$79	$(52)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	131	—	131
Deferred taxes	—	—	(3)	—	(3)
Gain on sale of equity investment	—	—	(36)	—	(36)
Gain on foreign exchange transaction	—	—	(9)	—	(9)
Impairment of equity investment	—	—	10	—	10
Impairment of cost-method investments			29		29
Non-cash interest expense	—	11	11	—	22
Non-cash, stock-based compensation expense	—	—	5	—	5
Equity losses (gains) from consolidated subsidiaries	45	34		(79)	—
Other non-cash items	—	—	(1)	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	—	166	—	166
Inventories	—	—	2	—	2
Royalty advances	—	—	(18)	—	(18)
Accounts payable and accrued liabilities	—	—	(49)	—	(49)
Accrued interest	—	—	(2)	—	(2)
Other balance sheet changes	—	—	(8)	—	(8)

Net cash provided by operating activities	—	—	187	—	187

Cash flows from investing activities:
Repayment of loans to third parties	—	—	3	—	3
Investments and acquisitions of businesses	—	—	(14)	—	(14)
Acquisition of publishing rights	—	—	(6)	—	(6)
Proceeds from the sale of investments	—	—	124	—	124
Capital expenditures	—	—	(9)	—	(9)

Net cash provided by investing activities	—	—	98	—	98

Cash flows from financing activities:
Debt repayments	—	—	(8)	—	(8)

Net cash used in financing activities	—	—	(8)	—	(8)
Effect of foreign currency exchange rate changes on cash	—	—	(30)	—	(30)

Net increase in cash and equivalents	—	—	247	—	247
Cash and equivalents at beginning of period	98	—	313	—	411

Cash and equivalents at end of period	$98	$—	$560	$—	$658

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 (the “Quarterly Report”).

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	that changes to our information technology infrastructure to harmonize our systems and processes may fail to operate as designed and intended;

•	the possibility that our owners’ interests will conflict with ours or yours;

•	failure to attract and retain key personnel; and

•	the effects associated with the formation of Live Nation Entertainment.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2010 and 2009. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2010 and 2009, as well as a discussion of our financial condition and liquidity as of March 31, 2010. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of our key debt compliance measures under our debt agreements.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create better partnerships with our artists, which allows us and our artists to work together more closely to create and sustain artistic and commercial success.

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

Recorded Music revenues are derived from three main sources:

•

Physical and other: the rightsholder receives revenues with respect to sales of physical products such as CDs and DVDs. We are also diversifying our revenues beyond sales of physical products and receive other revenues from our artist services business and our participation in expanded rights associated with our artists and other artists, including sponsorship, fan club, artist websites, merchandising, touring, ticketing and artist and brand management;

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

Our Music Publishing operations include Warner/Chappell, our global Music Publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing, HBO and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music and have more recently expanded our activities in this area through further acquisitions in both the U.S. and Europe. Production music is a complementary alternative to licensing standards and contemporary hits for television, film and advertising producers.

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

Current Economic Conditions

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

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. In the early stages of the transition from physical to digital sales, overall sales have decreased as the increases in digital sales have not yet met or exceeded the decrease in physical sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as access models (models that typically bundle the purchase of a mobile device with access to music) and streaming subscription services, continue to develop. In the aggregate, we believe that growth in revenue from new digital models has the potential to offset physical declines and drive overall future revenue growth. In the digital space, certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs, do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers which apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that digital margins will generally be higher than physical margins as a result of the elimination of certain costs associated with physical products. As consumer purchasing patterns change over time and new digital models are launched, we may see fluctuations in contribution margin depending on the overall sales mix.

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased non-traditional revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While non-traditional Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, was less than 10% of our total revenue in fiscal 2009, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various non-traditional Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Revenue by Type
Physical and other	$293	$311	$(18)	-6%
Digital	189	166	23	14%
Licensing	52	62	(10)	-16%

Total Recorded Music	534	539	(5)	-1%
Mechanical	40	41	(1)	-2%
Performance	55	59	(4)	-7%
Synchronization	24	25	(1)	-4%
Digital	13	7	6	86%
Other	2	4	(2)	-50%

Total Music Publishing	134	136	(2)	-1%
Intersegment elimination	(6)	(4)	(2)	50%

Total Revenue	$662	$671	$(9)	-1%

Revenue by Geographical Location
U.S. Recorded Music	$250	$268	$(18)	-7%
U.S. Publishing	53	58	(5)	-9%

Total U.S.	303	326	(23)	-7%
International Recorded Music	284	271	13	5%
International Publishing	81	78	3	4%

Total International	365	349	16	5%
Intersegment eliminations	(6)	(4)	(2)	50%

Total Revenue	$662	$671	$(9)	-1%

Total Revenue

Total revenues decreased by $9 million, or 1%, to $662 million for the three months ended March 31, 2010 from $671 million for the three months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $42 million, or 6%, period-to-period. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for the three months ended March 31, 2010 and 2009, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues for the three months ended March 31, 2010, respectively, compared to 48% and 52% for the three months ended March 31, 2009, respectively.

Total digital revenues after intersegment eliminations increased by $26 million, or 15%, to $199 million for the three months ended March 31, 2010 from $173 million for the three months ended March 31, 2009. Total digital revenues represented 30% and 26% of consolidated revenues for the three months ended March 31, 2010 and 2009, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2010 were comprised of U.S. revenues of $127 million, or 63% of total digital revenues, and international revenues of $75 million, or 37% of total digital revenues. Total digital revenues for the three months ended March 31, 2009 were comprised of U.S. revenues of $113 million, or 65% of total digital revenues, and international revenues of $60 million, or 35% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $21 million, or 12%, for the three months ended March 31, 2010.

Recorded Music revenues decreased by $5 million, or 1%, to $534 million for the three months ended March 31, 2010 from $539 million for the three months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $31 million, or 5%, for the three months ended March 31, 2010. This performance reflected continued general economic pressures, the transition from physical sales to digital sales in the recorded music industry and a light release schedule. Economic pressures have resulted in decreased discretionary spending by consumers and a reduction by retailers in the amount of floor and shelf space dedicated to music. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album, the economic pressures described above and the ongoing issue of piracy.

Digital revenues increased by $26 million, or 15%, for the three months ended March 31, 2010, largely due to strong global download growth. Licensing revenues decreased $10 million, or 16%, to $52 million for the three months ended March 31, 2010, primarily as a result of the previously noted general economic pressures which continue to impact advertising spending.

Music Publishing revenues decreased by $2 million, or 1%, to $134 million for the three months ended March 31, 2010 from $136 million for the three months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $9 million, or 6%, for the three months ended March 31, 2010. The increase in digital revenue, which was primarily driven by growth in revenues from streaming and Internet radio, was more than offset by a decrease in performance, mechanical, synchronization and other revenues. The decrease in performance revenues was driven by smaller contributions from the radio industry due to reductions in advertising spending. Mechanical revenue performance was impacted by the overall weakness in the physical recorded music business. Synchronization revenue decreases were driven by the impact of the previously mentioned economic pressures on the film, TV production and advertising markets, which have resulted in decreased spending on song licensing, primarily in the U.S.

Revenue by Geographical Location

U.S. revenues decreased by $23 million, or 7%, to $303 million for the three months ended March 31, 2010 from $326 million for the three months ended March 31, 2009. The overall decline in the U.S. Recorded Music business reflected the continued general economic pressures noted above, the transition from physical sales to digital sales in the recorded music industry and a light release schedule.

International revenues increased by $16 million, or 5%, to $365 million for the three months ended March 31, 2010 from $349 million for the three months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $17 million, or 4%, for the three months ended March 31, 2010. An increase in digital revenue, primarily as a result of digital downloads, was more than offset by contracting demand for physical product. The contracting demand for physical product reflected the economic pressures noted above, the transition from physical sales to digital sales in the recorded music industry and a light release schedule. Revenue growth in the U.K. was more than offset by weakness in certain Asia Pacific territories and parts of Europe.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$205	$214	$(9)	-4%
Product costs	100	101	(1)	-1%
Licensing costs	18	26	(8)	-31%

Total cost of revenues	$323	$341	$(18)	-5%

Our cost of revenues decreased by $18 million, or 5%, to $323 million for the three months ended March 31, 2010 from $341 million for the three months ended March 31, 2009. Expressed as a percentage of revenues, cost of revenues were 49% and 51% for the three months ended March 31, 2010 and 2009, respectively.

Artist and repertoire costs decreased as a percentage of revenues from 32% for the three months ended March 31, 2009 to 31% in the three months ended March 31, 2010 as a result of the timing of our artist and repertoire spending partially offset by higher royalty expense related to certain artist profit-sharing agreements and timing of artist and repertoire spend. In addition, we received a cost-recovery benefit related to an early termination of an artist contract in the current period.

Product costs remained relatively flat as a percentage of revenues at 15% for the three months ended March 31, 2010 and 2009.

Licensing costs decreased $8 million, or 31%, to $18 million for the three months ended March 31, 2010 from $26 million for the three months ended March 31, 2009. The decrease in licensing costs was driven primarily by the decrease in licensing revenue and changes in revenue mix. Licensing costs as a percentage of licensing revenues decreased from 42% for the three months ended March 31, 2009 to 35% for the three months ended March 31, 2010, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$138	$143	$(5)	-3%
Selling and marketing expense	107	101	6	6%
Distribution expense	16	15	1	7%

Total selling, general and administrative expense	$261	$259	$2	1%

(1)	Includes depreciation expense of $9 for the three months ended March 31, 2010 and 2009.

Total selling, general and administrative expense increased by $2 million, or 1%, to $261 million for the three months ended March 31, 2010 from $259 million for the three months ended March 31, 2009. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 39% for the three months ended March 31, 2010 and 2009.

General and administrative expenses decreased by $5 million, or 3%, to $138 million for the three months ended March 31, 2010 from $143 million for the three months ended March 31, 2009, primarily as a result of continued cost management efforts partially offset by severance charges taken in the current period. Expressed as a percentage of revenues, general and administrative expenses remained flat at 21% for the three months ended March 31, 2010 and 2009.

Selling and marketing expense increased by $6 million, or 6%, to $107 million for the three months ended March 31, 2010 from $101 million for the three months ended March 31, 2009, primarily as a result of marketing initiatives associated with upcoming new releases. Expressed as a percentage of revenues, selling and marketing expense increased slightly from 15% for the three months ended March 31, 2009 to 16% for the three months ended March 31, 2010.

Distribution expense increased by $1 million, or 7% to $16 million for the three months ended March 31, 2010 from $15 million for the three months ended March 31, 2009. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended March 31, 2010 and 2009.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$87	$80	$7	9%
Depreciation expense	(9)	(9)	—	—
Amortization expense	(54)	(56)	2	4%

Operating income	24	15	9	60%
Interest expense, net	(46)	(41)	(5)	-12%
Impairment of cost-method investment	—	(29)	29	—
Other expense, net	(4)	(3)	(1)	-33%

Loss before income taxes	(26)	(58)	32	55%
Income tax expense	(2)	(10)	8	80%
Net loss	(28)	(68)	40	59%
Less: loss attributable to noncontrolling interest	3	—	3	—

Net loss attributable to Warner Music Group Corp.	$(25)	$(68)	$43	63%

OIBDA

Our OIBDA increased by $7 million to $87 million for the three months ended March 31, 2010 as compared to $80 million for the three months ended March 31, 2009. Expressed as a percentage of revenues, total OIBDA margin increased from 12%, for the three months ended March 31, 2009, to 13%, for the three months ended March 31, 2010. Our OIBDA increase was primarily driven by the realization of cost savings from management initiatives taken in prior periods and our ability to leverage our highly variable cost structure.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense remained flat at $9 million for three months ended March 31, 2010 and 2009.

Amortization expense

Amortization expense decreased by $2 million, or 4%, to $54 million for the three months ended March 31, 2010. The decrease was primarily related to certain intangibles assets being fully amortized during the current period.

Operating income

Our operating income increased $9 million, or 60%, to $24 million for the three months ended March 31, 2010 as compared to $15 million for the prior period. The increase in operating income was primarily due to the growth in OIBDA noted above.

Interest expense, net

Our interest expense, net, increased $5 million, or 12%, to $46 million for the three months ended March 31, 2010 as compared to $41 million for the three months ended March 31, 2009. This was primarily a result of the change in interest terms related to our refinancing in May 2009.

See “—Financial Condition and Liquidity” for more information.

Impairment of cost-method investments

During the three months ended March 31, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investments. As a result, we recorded one-time charges of $29 million, including $16 million to write off our investment in imeem and $11 million to write down our investment in lala.

Other expense, net

Other expense, net for the three months ended March 31, 2010 and 2009 include net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature.

Income tax expense

We provided income tax expense of $2 million for the three months ended March 31, 2010 as compared to $10 million for the three months ended March 31, 2009. The decrease in income tax expense primarily relates to lower pre-tax income in our foreign jurisdictions and the inclusion of a $4 million tax expense attributable to additional goodwill tax amortization in the three months ended March 31, 2009 that resulted from the settlement of the IRS tax audit for the periods ended September 30, 2004, 2005 and 2006.

We are currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2007 through September 30, 2008. We expect that $5 million of the total accrual for uncertain tax positions, which was $7 million as of March 31, 2010, will be paid during the next twelve months.

Net loss

Our net loss decreased by $40 million, to a net loss of $28 million for the three months ended March 31, 2010 as compared to net loss of $68 million for the three months ended March 31, 2009. The decrease was primarily a result of the impairment of cost-method investments recognized in the prior year quarter, the current year quarter increase in OIBDA described above and lower income tax expense, partially offset by increased interest expense.

Noncontrolling interest

Net loss attributable to noncontrolling interests was $3 million for the three months ended March 31, 2010.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Recorded Music
Revenue	$534	$539	$(5)	-1%
OIBDA	49	45	4	9%
Operating income	$6	$2	4	—
Music Publishing
Revenue	$134	$136	$(2)	-1%
OIBDA	61	55	6	11%
Operating income	$43	$37	$6	16%
Corporate expenses and eliminations
Revenue	$(6)	$(4)	$(2)	-50%
OIBDA	(23)	(20)	(3)	-15%
Operating loss	$(25)	$(24)	$(1)	-4%
Total
Revenue	$662	$671	$(9)	-1%
OIBDA	87	80	7	9%
Operating income	$24	$15	$9	60%

Recorded Music

Revenues

Recorded Music revenues decreased by $5 million, or 1%, to $534 million for the three months ended March 31, 2010 from $539 million for the three months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $31 million, or 5%, for the three months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 80% of total revenues for the three months ended March 31, 2010 and 2009. U.S. Recorded Music revenues were $250 million and $268 million, or 47% and 50% of Recorded Music revenues for the three months ended March 31, 2010 and 2009, respectively. International Recorded Music revenues were $284 million and $271 million, or 53% and 50% of consolidated Recorded Music revenues for the three months ended March 31, 2010 and 2009, respectively.

The decrease in Recorded Music revenues reflected the continued general economic pressures described above, the transition from physical sales to digital sales in the recorded music industry and a light release schedule. Economic pressures have resulted in decreased discretionary spending by consumers and a reduction by retailers in the amount of floor and shelf space dedicated to music. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album, the economic pressures described above and the ongoing issue of piracy.

OIBDA and Operating Income

Recorded Music OIBDA was $49 million for the three months ended March 31, 2010 as compared to $45 million for the three months ended March 31, 2009. Recorded Music operating income included the following (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$49	$45	$4	9%
Depreciation and amortization	(43)	(43)	—	—

Operating income	$6	$2	$4	—

Recorded Music OIBDA increased by $4 million, or 9%, to $49 million for the three months ended March 31, 2010 compared to $45 million for the three months ended March 31, 2009. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 9% for the three months ended March 31, 2010 from 8% for the three months ended March 31, 2009. Our OIBDA increase was primarily driven by the realization of cost savings from management initiatives taken in prior periods and our ability to leverage our highly variable cost structure.

Recorded Music operating income increased by $4 million, due to the increase in OIBDA described noted above.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$154	$153	$1	1%
Product costs	100	101	(1)	-1%
Licensing costs	18	25	(7)	-28%

Total cost of revenues	$272	$279	$(7)	-3%

Recorded Music cost of revenues decreased $7 million, or 3%, for the three months ended March 31, 2010. The decrease was comprised of decreases in licensing costs of $7 million and product costs of $1 million partially offset by an increase of $1 million in artist and repertoire costs. The decrease in licensing costs was driven primarily by the decrease in licensing revenue and changes in revenue mix. Artist and repertoire costs as a percentage of Recorded Music revenues increased to 29% during the three months ended March 31, 2010 from 28% in the three months ended March 31, 2009 as a result of higher royalty expense related to certain artist profit-sharing agreements, offset by the benefit received related to an early termination of an artist contract in the current period.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$98	$107	$(9)	-8%
Selling and marketing expense	105	99	6	6%
Distribution expense	16	14	2	14%

Total selling, general and administrative expense	$219	$220	$(1)	—

(1)	Includes depreciation expense of $6 million and $5 million for the three months ended March 31, 2010 and 2009, respectively.

Recorded Music selling, general and administrative expense decreased $1 million, for the three months ended March 31, 2010. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense remained flat at 41% for the three months ended March 31, 2010 and 2009. The decrease in general and administrative expense was primarily the result of the realization of cost savings from management initiatives taken in prior periods partially offset by severance charges taken in the current period. The increase in selling and marketing expense was primarily the result of marketing initiatives associated with upcoming new releases.

Music Publishing

Revenues

Music Publishing revenues decreased by $2 million, or 1%, to $134 million for the three months ended March 31, 2010 compared to $136 million for the three months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $9 million, or 6% for the three months ended March 31, 2010. Music Publishing revenues represented 20% of consolidated revenue, for the three months ended March 31, 2010 and 2009. An increase in digital revenue, which was driven primarily by growth in revenues from streaming and Internet radio, was more than offset by a decrease in performance, mechanical, synchronization and other revenues. A decrease in performance revenues was driven by smaller contributions from the radio industry due to reductions in advertising spending. Mechanical revenue performance was impacted by the overall weakness in the physical recorded music business. Synchronization revenue decreases were driven by the impact of the previously mentioned economic pressures on the film, TV production and advertising markets, which have resulted in decreased spending on song licensing, primarily in the U.S.

OIBDA and Operating Income

Music Publishing operating income increased to $43 million for the three months ended March 31, 2010 as compared to $37 million for the three months ended March 31, 2009. Music Publishing operating income includes the following (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$61	$55	$6	11%
Depreciation and amortization	(18)	(18)	—	—

Operating income	$43	$37	$6	16%

Music Publishing OIBDA increased $6 million to $61 million, for the three months ended March 31, 2010, from $55 million, for the three months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 46% and 40% for the three months ended March 31, 2010 and 2009, respectively. The increase in OIBDA margin was driven by an adjustment in royalty reserves and our continued focus on maximizing the profitability of our publishing investments.

Music Publishing operating income increased by $6 million due to the increase in OIBDA described noted above.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$58	$65	$(7)	-11%

Total cost of revenues	$58	$65	$(7)	-11%

Music Publishing cost of revenues decreased by $7 million for the three months ended March 31, 2010, driven primarily by an adjustment in royalty reserves and our continued focus on maximizing the profitability of our publishing investments. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues were 43% and 48% for the three months ended March 31, 2010 and 2009, respectively.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses is comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$16	$17	$(1)	-6%

Total selling, general and administrative expense	$16	$17	$(1)	-6%

(1)	Includes depreciation expense of $1 million for the three months ended March 31, 2010 and 2009.

Music Publishing selling, general and administrative expense decreased to $16 million for the three months ended March 31, 2010 as compared with $17 million for the three months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 12% for the three months ended March 31, 2010 from 13% for the three months ended March 31, 2009.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased from $20 million for the three months ended March 31, 2009 to $23 million for the three months ended March 31, 2010.

Our operating loss from corporate expenses and eliminations increased from $24 million for the three months ended March 31, 2009 to $25 million for the three months ended March 31, 2010.

Six Months Ended March 31, 2010 Compared with Six Months Ended March 31, 2010

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Revenue by Type
Physical and other	$841	$856	$(15)	-2%
Digital	361	322	39	12%
Licensing	115	118	(3)	-3%

Total Recorded Music	1,317	1,296	21	2%
Mechanical	87	87	—	—
Performance	105	108	(3)	-3%
Synchronization	49	47	2	4%
Digital	28	22	6	27%
Other	6	7	(1)	-14%

Total Music Publishing	275	271	4	1%
Intersegment elimination	(12)	(9)	(3)	-33%

Total Revenue	$1,580	$1,558	$22	1%

Revenue by Geographical Location
U.S. Recorded Music	$535	$583	$(48)	-8%
U.S. Publishing	99	106	(7)	-7%

Total U.S.	634	689	(55)	-8%
International Recorded Music	782	713	69	10%
International Publishing	176	165	11	7%

Total International	958	878	80	9%
Intersegment eliminations	(12)	(9)	(3)	-33%

Total Revenue	$1,580	$1,558	$22	1%

Total Revenue

Total revenues increased by $22 million, or 1%, to $1,580 million for the six months ended March 31, 2010 from $1,558 million for the six months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $61 million, or 4%, period-to-period. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenues for the six months ended March 31, 2010 and 2009, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenues for the six months ended March 31, 2010, respectively, compared to 44% and 56% for the six months ended March 31, 2009, respectively.

Total digital revenues after intersegment eliminations increased by $39 million, or 11%, to $383 million for the six months ended March 31, 2010 from $344 million for the six months ended March 31, 2009. Total digital revenues represented 24% and 22% of consolidated revenues for the six months ended March 31, 2010 and 2009, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2010 were comprised of U.S. revenues of $235 million, or 60% of total digital revenues, and international revenues of $154 million, or 40% of total digital revenues. Total digital revenues for the six months ended March 31, 2009 were comprised of U.S. revenues of $225 million, or 65% of total digital revenues, and international revenues of $119 million, or 35% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $30 million, or 8%, for the six months ended March 31, 2010.

Recorded Music revenues increased by $21 million, or 2%, to $1,317 million for the six months ended March 31, 2010 from $1,296 million for the six months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $49 million, or 4%, for the six months ended March 31, 2010. This performance reflected continued general economic pressures, the transition from physical sales to digital sales in the recorded music industry and a light release schedule. Economic pressures have resulted in decreased discretionary spending by consumers and a reduction by retailers in the amount of floor and shelf space dedicated to music. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album, the economic pressures described above and the ongoing issue of piracy.

Digital revenues increased by $39 million, or 12%, for the six months ended March 31, 2010, largely due to strong international download growth and moderate domestic download growth. Licensing revenues decreased $3 million, or 3%, to $115 million for the six months ended March 31, 2010 from $118 million for the six months ended March 31, 2009, primarily as a result of the previously noted general economic pressures, which continue to impact advertising spending.

Music Publishing revenues increased by $4 million, or 1%, to $275 million for the six months ended March 31, 2010 from $271 million for the six months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $9 million for the six months ended March 31, 2010. On a constant currency basis, the increase in digital revenue, which was driven primarily by growth in revenues from streaming and Internet radio, was more than offset by a decrease in performance and mechanical revenues. The decrease in performance revenues was driven by smaller contributions from the radio industry due to reductions in advertising spending. Mechanical revenue performance was impacted by the overall weakness in the physical recorded music business.

Revenue by Geographical Location

U.S. revenues decreased by $55 million, or 8%, to $634 million for the six months ended March 31, 2010 from $689 million for the six months ended March 31, 2009. The overall decline in the U.S. Recorded Music business reflected the continued general economic pressures noted above, the transition from physical sales to digital sales in the recorded music industry and a light release schedule.

International revenues increased by $80 million, or 9%, to $958 million for the six months ended March 31, 2010 from $878 million for the six months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $3 million for the six months ended March 31, 2010. An increase in digital revenue, primarily as a result of growth in digital downloads, and growth in our European concert promotion business, mostly in France and Italy, was more than offset by contracting demand for physical product. The contracting demand for physical product reflected the continued economic pressures noted above, the transition from physical sales to digital sales in the recorded music industry and a light release schedule. Revenue growth in the U.K. was more than offset by weakness in Japan and parts of Europe.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$496	$527	$(31)	-6%
Product costs	300	265	35	13%
Licensing costs	38	42	(4)	-10%

Total cost of revenues	$834	$834	$—	—

Our cost of revenues were $834 million for the six months ended March 31, 2010 and 2009. Expressed as a percentage of revenues, cost of revenues were 53% to 54% for the six months ended March 31, 2010 and 2009, respectively.

Artist and repertoire costs as a percentage of revenues decreased from 34% for the six months ended March 31, 2009 to 31% in the six months ended March 31, 2010 as a result of the timing of our artist and repertoire spending partially offset by higher royalty expense related to certain artist profit-sharing agreements and timing of artist and repertoire spend. In addition, we received a cost-recovery benefit related to the early termination of certain artist contracts in the current period.

Product costs increased as a percentage of revenues to 19% for the six months ended March 31, 2010 from 17% of revenues in the six months ended March 31, 2009. The increase in product costs was due primarily to increased costs associated with our European concert promotion business.

Licensing costs decreased $4 million, or 10%, to $38 million for the six months ended March 31, 2010 from $42 million for the six months ended March 31, 2009. The decrease was driven primarily by the decrease in licensing revenue. Expressed as a percentage of licensing revenues, licensing costs decreased from 36% for the six months ended March 31, 2009 to 33% for the six months ended March 31, 2010 primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$285	$283	$2	1%
Selling and marketing expense	245	238	7	3%
Distribution expense	35	33	2	6%

Total selling, general and administrative expense	$565	$554	$11	2%

(1)	Includes depreciation expense of $18 million and $17 million for the six months ended March 31, 2010, and 2009, respectively.

Total selling, general and administrative expense increased by $11 million, or 2%, to $565 million for the six months ended March 31, 2010 from $554 million for the six months ended March 31, 2009. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 36% for the six months ended March 31, 2010 and 2009.

General and administrative expenses increased by $2 million, or 1%, to $285 million for the six months ended March 31, 2010 from $283 million for the six months ended March 31, 2009, primarily as a result of severance charges taken in the current period partially offset by continued cost-management efforts. Expressed as a percentage of revenues, general and administrative expenses remained flat at 18% for the six months ended March 31, 2010 and 2009.

Selling and marketing expense increased by $7 million, or 3%, to $245 million for the six months ended March 31, 2010 from $238 million for the six months ended March 31, 2009, primarily as a result of marketing initiatives associated with upcoming new releases. Expressed as a percentage of revenues, selling and marketing expense increased to 16% for the six months ended March 31, 2010, from 15% for the six months ended March 31, 2009.

Distribution expense increased by $2 million, or 6% to $35 million for the six months ended March 31, 2010 from $33 million for the six months ended March 31, 2009. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the six months ended March 31, 2010 and 2009.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$199	$187	$12	6%
Depreciation expense	(18)	(17)	(1)	-6%
Amortization expense	(110)	(114)	4	4%

Operating income	71	56	15	27%
Interest expense, net	(97)	(85)	(12)	-14%
Gain on sale of equity-method investment	—	36	(36)	—
Gain on foreign exchange transaction	—	9	(9)	—
Impairment of cost-method investment	—	(29)	29	—
Impairment of equity-method investment	—	(10)	10	—
Other expense, net	(3)	(3)	—	—

Loss before income taxes	(29)	(26)	(3)	-12%
Income tax expense	(15)	(26)	11	42%

Net loss	(44)	(52)	8	15%
Less: loss attributable to noncontrolling interest	2	7	(5)	-71%

Net loss attributable to Warner Music Group Corp.	$(42)	$(45)	$3	7%

OIBDA

Our OIBDA increased by $12 million to $199 million for the six months ended March 31, 2010 as compared to $187 million for the six months ended March 31, 2009. Expressed as a percentage of revenues, total OIBDA margin increased to 13% for the six months ended March 31, 2010, from 12% for the three months ended March 31, 2009. Our OIBDA increase was primarily driven by the realization of cost savings from management initiatives taken in prior periods and the decreases in artist and repertoire costs noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $1 million, or 6%, to $18 million for six months ended March 31, 2010. The increase was primarily related to additional depreciation related to acquisitions and investments in IT infrastructure.

Amortization expense

Amortization expense decreased by $4 million, or 4%, to $110 million for the six months ended March 31, 2010. The decrease was primarily related to certain intangibles assets being fully amortized during the current period.

Operating income

Our operating income increased $15 million, or 27%, to $71 million for the six months ended March 31, 2010 as compared to $56 million for the prior period. The increase in operating income was primarily due to the growth in OIBDA and decrease in amortization expense noted above.

Interest expense, net

Our interest expense, net, increased $12 million, or 14%, to $97 million for the six months ended March 31, 2010 as compared to $85 million for the six months ended March 31, 2009. This was primarily a result of the change in interest terms related to our refinancing in May 2009.

See “—Financial Condition and Liquidity” for more information.

Gain on sale of equity-method investment

During the six months ended March 31, 2009, we sold our remaining equity stake in Front Line Management to Ticketmaster for $123 million in cash. As a result of the transaction, we recorded a gain on sale of equity-method investment of $36 million.

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

Impairment of cost-method investments

During the six months ended March 31, 2009, we determined that our cost-method investments in digital venture capital companies, including imeem and lala, were impaired largely due to the current economic environment and changing business conditions from the time of the initial investments. As a result, we recorded one-time charges of $29 million, including $16 million to write off our investment in imeem and $11 million to write down our investment in lala.

Other expense, net

Other expense, net for the six months ended March 31, 2010 and 2009 include net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We provided income tax expense of $15 million for the six months ended March 31, 2010 as compared to $26 million for the six months ended March 31, 2009. The decrease in income tax expense primarily relates to lower pre-tax income in our foreign jurisdictions and the inclusion of a $4 million tax expense attributable to additional goodwill tax amortization in the six months ended March 31, 2009 that resulted from the settlement of the IRS tax audit for the periods ended September 30, 2004, 2005 and 2006.

We are currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2007 through September 30, 2008. We expect that $5 million of the total accrual for uncertain tax positions, which was $7 million as of March 31, 2010, will be paid during the next twelve months.

Net loss

Our net loss decreased by $8 million, to a net loss of $44 million for the six months ended March 31, 2010 as compared to net loss of $52 million for the six months ended March 31, 2009. The decrease in net loss was driven primarily by our increase in OIBDA and decreases in amortization and income tax expense. In addition, during the six months ended March 31, 2009, we recorded impairments of equity and cost-method investments. These impairments were offset by an increase in interest expense in the current period, a prior period gain on the sale of our remaining stake in Front Line Management and a prior period gain on a foreign exchange transaction, all which are more fully discussed above.

Noncontrolling interest

Net loss attributable to noncontrolling interests for the six months ended March 31, 2010 and 2009 was of $2 million and $7 million, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Recorded Music
Revenue	$1,317	$1,296	$21	2%
OIBDA	162	152	10	7%
Operating income	$74	$61	13	21%

Music Publishing
Revenue	$275	$271	$4	1%

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	83	77	6	8%
Operating income	$47	$43	$4	9%

Corporate expenses and eliminations
Revenue	$(12)	$(9)	$(3)	-33%
OIBDA	(46)	(42)	(4)	-10%
Operating loss	$(50)	$(48)	$(2)	-4%

Total
Revenue	$1,580	$1,558	$22	1%
OIBDA	199	187	12	6%
Operating income	$71	$56	$15	27%

Recorded Music

Revenues

Recorded Music revenues increased by $21 million, or 2%, to $1,317 million for the six months ended March 31, 2010 from $1,296 million for the six months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $49 million, or 4%, for the six months ended March 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 83% of total revenues for the six months ended March 31, 2010 and 2009. U.S. Recorded Music revenues were $535 million and $583 million, or 41% and 45% of Recorded Music revenues for the six months ended March 31, 2010 and 2009, respectively. International Recorded Music revenues were $782 million and $713 million, or 59% and 55% of consolidated Recorded Music revenues for the six months ended March 31, 2010 and 2009, respectively.

This Recorded Music performance reflected the continued general economic pressures described above, the transition from physical sales to digital sales in the recorded music industry and a light release schedule. Economic pressures have resulted in decreased discretionary spending by consumers and a reduction by retailers in the amount of floor and shelf space dedicated to music. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album, the economic pressures described above and the ongoing issue of piracy.

OIBDA and Operating Income

Recorded Music OIBDA was $162 million for the six months ended March 31, 2010 as compared to $152 million for the six months ended March 31, 2009. Recorded Music operating income included the following (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$162	$152	$10	7%
Depreciation and amortization	(88)	(91)	3	3%

Operating income	$74	$61	$13	21%

Recorded Music OIBDA increased by $10 million, or 7%, to $162 million for the six months ended March 31, 2010 compared to $152 million for the six months ended March 31, 2009. Our OIBDA increase was primarily driven by the realization of cost savings from management initiatives taken in prior periods and our ability to leverage our highly variable cost structure. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA remained flat at 12% for the six months ended March 31, 2010 and 2009.

Recorded Music operating income increased by $13 million, or 21% due to the increase in OIBDA described noted above as well a decrease in depreciation and amortization expense.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$348	$375	$(27)	-7%
Product costs	300	263	37	14%
Licensing costs	38	42	(4)	-10%

Total cost of revenues	$686	$680	$6	1%

Recorded Music cost of revenues increased $6 million, or 1%, for the six months ended March 31, 2010. The increase was comprised of increases in product costs of $37 million partially offset by decreases of $27 million in artist and repertoire costs and licensing costs of $4 million. The increase in product costs was driven by international production costs associated with our European concert promotion business. Artist and repertoire costs decreased as a percentage of Recorded Music revenues to 26% in the six months ended March 31, 2010 from 29% in the six months ended March 31, 2009 as a result of the timing of our artist and repertoire spending and a cost-recovery benefit related to the early termination of certain artist contracts in the current period, partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$205	$206	$(1)	—
Selling and marketing expense	241	235	6	3%
Distribution expense	35	33	2	6%

Total selling, general and administrative expense	$481	$474	$7	1%

(1)	Includes depreciation expense of $12 million and $10 million for the six months ended March 31, 2010 and 2009, respectively.

Recorded Music selling, general and administrative expense increased $7 million, or 1%, for the six months ended March 31, 2010. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense remained flat at 37% for the six months ended March 31, 2010 and 2009, respectively, primarily as a result of marketing initiatives associated with upcoming new releases and severance charges taken in current period, partially offset by continued cost-management efforts.

Music Publishing

Revenues

Music Publishing revenues increased by $4 million, or 1%, to $275 million for the six months ended March 31, 2010 compared to $271 million for the six months ended March 31, 2009. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $9 million, or 3% for the six months ended March 31, 2010. Music Publishing revenues represented 17% of consolidated revenue, for both the six months ended March 31, 2010 and 2009. International Music Publishing revenues were $176 million and $165 million, or 64% and 61% of consolidated Music Publishing revenues for the six months ended March 31, 2010 and 2009, respectively. U.S. Music Publishing revenues were $99 million and $106 million, or 36% and 39% of consolidated Music Publishing revenues for the six months ended March 31, 2010 and 2009, respectively.

On a constant currency basis, the increase in digital revenue, which was driven primarily by growth in revenues from streaming and Internet radio, was more than offset by a decrease in performance and mechanical revenues. The decrease in performance revenues was driven by smaller contributions from the radio industry due to reductions in advertising spending. Mechanical revenue performance was impacted by the overall weakness in the physical recorded music business.

OIBDA and Operating Income

Music Publishing operating income increased to $47 million for the six months ended March 31, 2010, from $43 million for the six months ended March 31, 2009. Music Publishing operating income includes the following (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$83	$77	6	8%
Depreciation and amortization	(36)	(34)	(2)	-6%

Operating income	$47	$43	$4	9%

Music Publishing OIBDA increased by $6 million, or 8%, to $83 million for the six months ended March 31, 2010 from $77 million for the six months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 30% and 28% for the six months ended March 31, 2010 and 2009, respectively. The increase in OIBDA margin was driven by an adjustment in royalty reserves and our continued focus to direct current and future spending on publishing deals that maximize profitability.

Music Publishing operating income increased by $4 million due to the increase in OIBDA noted above, offset by increased amortization on music publishing rights.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$161	$164	$(3)	-2%

Total cost of revenues	$161	$164	$(3)	-2%

Music Publishing cost of revenues decreased by $3 million for the six months ended March 31, 2010, driven primarily by an adjustment in royalty reserves and our continued focus to direct current and future spending on publishing deals that maximize profitability. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues were 59% and 61% for the six months ended March 31, 2010 and 2009, respectively.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses are comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$33	$32	$1	3%

Total selling, general and administrative expense	$33	$32	$1	3%

(1)	Includes depreciation expense of $2 million for the six months ended March 31, 2010 and 2009.

Music Publishing selling, general and administrative expense increased to $33 million for the six months ended March 31, 2010 as compared with $32 million for the six months ended March 31, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 12% for the six months ended March 31, 2010 and 2009.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased to $46 million for the six months ended March 31, 2010 from $42 million for the six months ended March 31, 2009.

Our operating loss from corporate expenses and eliminations increased from $48 million for the six months ended March 31, 2009 to $50 million for the six months ended March 31, 2010.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2010, we had $1.934 billion of debt, $383 million of cash and equivalents (net debt of $1.551 billion, defined as total debt less cash and equivalents and short-term investments) and a $171 million Warner Music Group Corp.’s shareholders’ deficit. This compares to $1.939 billion of debt, $384 million of cash and equivalents (net debt of $1.555 billion, defined as total debt less cash and equivalents and short-term investments) and a $143 million shareholders’ deficit at September 30, 2009. Net debt decreased by $4 million as a result of (i) a $13 million decrease related to the impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes offset by (ii) a $3 million increase related to the accretion on our Senior Secured Notes, (iii) a $5 million increase related to the accretion on our Holdings Discount Notes, and (iv) a $1 million decrease in cash and equivalents as more fully described below.

The $28 million increase in shareholders’ deficit during the six months ended March 31, 2010 consisted of $42 million of net loss for the six months ended March 31, 2010, offset by foreign currency exchange movements of $8 million, $5 million of stock compensation and $1 million related to deferred gains on derivative financial instruments.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2010 and 2009 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
Cash provided by (used in):
Operating activities	$51	$187
Investing activities	(41)	98
Financing activities	(2)	(8)

Operating Activities

Cash provided by operations was $51 million for the six months ended March 31, 2010 compared to cash provided by operations of $187 million for the six months ended March 31, 2009. The $136 million decrease primarily related to the variable timing of our working capital requirements related to timing of sales and collections in the period, which included a decrease in cash associated with our European concert promotion business and an expected increase in cash paid for interest as a result of our May 2009 refinancing. Cash paid for interest amounted to $81 million in the current period, compared to $66 million in the prior period.

Investing Activities

Cash used in investing activities was $41 million for the six months ended March 31, 2010 as compared to cash provided by investing activities of $98 million for the six months ended March 31, 2009. The $41 million of cash used in investing consisted of cash used to acquire music publishing rights of $29 million, cash used for acquisitions totaling $6 million, net of cash acquired and capital expenditures of $15 million, offset by $9 million of cash proceeds received in connection with the sale of our equity investment in lala media, inc. The $98 million of cash provided by investing activities in the six months ended March 31, 2009 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million, a repayment of a loan to a third party of $3 million, offset by cash used for acquisitions totaling $14 million, net of cash acquired, capital expenditures of $9 million and $6 million to acquire music publishing rights.

Financing Activities

Cash used in financing activities was $2 million and $8 million for the six months ended March 31, 2010 and 2009, respectively. The $2 million of cash used in financing activities in the six months ended March 31, 2010 consisted of distributions to our noncontrolling interest holders. The $8 million of cash used in financing activities in the six months ended March 31, 2009 consisted of our quarterly repayments on our senior secured credit facility, which was retired in May 2009.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements and any dividends we may elect to pay in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of March 31, 2010, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $37 million, $613 million of Acquisition Corp. Senior Subordinated Notes and $258 million of Holdings Discount Notes.

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

Holdings Discount Notes

As of March 31, 2010, Holdings had $258 million of debt represented by the Holdings Discount Notes. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrued. However, interest accrued on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes equaled the principal amount at maturity of $258 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment payable on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014.

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

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and Holdings Discount Notes. In addition, as of March 31, 2010 we had $188 million of cash at Warner Music Group Corp., which is unrestricted by any indenture covenants.

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

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents the critical accounting policies of us as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 3 to our audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009.

Purchase Accounting

We account for our business acquisitions under the Financial Accounting Standards Board (“FASB”) authoritative guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, reserves have been established on our balance sheet related to acquired liabilities and qualifying restructuring costs based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacy or accuracy of the amounts estimated.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets as required by FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”). Under ASC 350, we no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. Goodwill impairment is tested using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.

In performing the first step, management determines the fair value of its reporting units using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and, growth rates, as well as relevant comparable company earnings multiples for the market-based approach including the determination of whether a premium or discount should be applied to those comparables. The cash flows employed in the DCF analyses are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future impairment tests. In determining which discount rate to utilize, management determines the appropriate weighted average cost of capital (“WACC”) for each reporting unit. Management considers many factors in selecting a WACC, including the market view of risk for each individual reporting unit, the appropriate capital structure and the appropriate borrowing rates for each reporting unit. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of a reporting unit.

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

As of September 30, 2009, we had recorded goodwill in the amount of $1.03 billion, primarily related to the Acquisition (as defined). We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year. The performance of our fiscal 2009 impairment analyses did not result in any impairments of the Company’s goodwill. The discount rates utilized in the fiscal 2009 analysis ranged from 9% to 10% while the terminal growth rates used in the DCF analysis ranged from 2% to 3%. To illustrate the magnitude of a potential impairment relative to future changes in estimated fair values, had the fair values of each of the reporting units been hypothetically lower by 50% at September 30, 2009, no reporting unit’s book value would have exceeded its fair value. The percentage by which the fair value of each reporting unit exceeded the respective carrying value was as follows:

Reporting Unit	Percentage by which Fair Value Exceeded Carrying Value

U.S. Recorded Music	50%

International Recorded Music	205%

Publishing	78%

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. Common among such approaches is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.

See Note 9 to our audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009 for a further discussion of our goodwill and other intangible assets.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $107 million and $135 million have been established at March 31, 2010 and September 30, 2009, respectively. The ratio of our receivable allowances to gross accounts receivables were approximately 21% and 20% at March 31, 2010 and September 30, 2009, respectively.

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

Accounting for Royalty Advances

We regularly commit to and pay royalty advances to our recording artists and songwriters in respect of future sales. We account for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, we capitalize as assets certain advances that we believe are recoverable from future royalties to be earned by the recording artist or songwriter. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. Advances to recording artists or songwriters with a history of successful commercial acceptability will typically be larger than advances to a newer or unproven recording artist or songwriter. In addition, in most cases these advances represent a multi-album release or multi-song obligation and the number of albums releases and songs will vary by recording artist or songwriter.

Management’s decision to capitalize an advance to a recording artist or songwriter as an asset requires significant judgment as to the recoverability of the advance. The recoverability is assessed upon initial commitment of the advance based upon management’s forecast of anticipated revenue from the sale of future and existing albums or songs. In determining whether the advance is recoverable, management evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, management expenses the portion of any advance that it believes is not recoverable. In most cases, advances to recording artists or songwriters without a history of success and evidence of current or past popularity will be expensed immediately. Advances are individually assessed for recoverability continuously and at minimum on a quarterly basis. As part of the ongoing assessment of recoverability, we monitor the projection of future sales based on the current environment, the recording artist’s or songwriter’s ability to meet their contractual obligations as well as our intent to support future album releases or songs from the recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

We had $349 million and $380 million of advances in our balance sheet at March 31, 2010 and September 30, 2009, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

Stock-Based Compensation

We account for share-based payments in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. We have applied the modified prospective method and expenses deferred stock-based compensation on an accelerated basis over the vesting period of the stock award.

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

New Accounting Principles

In addition to the critical accounting policies discussed above, we adopted several new accounting policies during the past two years. None of these new accounting principles had a material effect on our audited financial statements. See Note 3 to our audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2009 for a complete summary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 18 to our audited consolidated financial statements for the fiscal year ended September 30, 2009, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates. As of March 31, 2010, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2009.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our U.S. companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, and Australian dollar. During the three months ended March 31, 2010, we entered into additional foreign exchange hedge contracts and, as of March 31, 2010, we had outstanding hedge contracts for the sale of $399 million and the purchase of $87 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2010, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $31 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of March 31, 2010, these sterling notes had a carrying value of approximately $148 million. Based on the principal amount of Sterling-denominated notes outstanding as of March 31, 2010 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We began transitioning work to the service provider in December 2008, and the transition will continue through the following 18 months. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during the third quarter of fiscal 2009 with a third-party service provider to outsource certain accounting and finance functions. We began transitioning work to the service provider in April 2009, and the transition was substantially completed by April 2010. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service providers.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. We have provided documents and other information in response to these requests and intend to continue to fully cooperate with the New York Attorney General’s and Department of Justice’s industry-wide inquiries. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. The Company intends to continue to defend against these lawsuits, including the appeal, vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General and Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent the fastest growing area of our recorded music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and other expanded-rights revenues. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in Blu-Ray/DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. Several large specialty music retailers, including Tower Records and Musicland, have filed for bankruptcy protection. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. Recently, global economic conditions have led to a continued challenging retailer landscape which was most pronounced in the U.K., where EUK, Pinnacle and Zavvi have each gone into administration, which is similar to bankruptcy in the U.S. See “Risk Factors—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the IFPI 2009 Digital Music Report. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal file-sharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to the music industry. The International Intellectual Property Alliance, (“IIPA”) estimates that trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase only favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

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

On March 31, 2010, we had $1.026 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2009 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ deficit could be adversely affected.

We also had $1.203 billion of definite-lived intangible assets at March 31, 2010. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 55% and 60% of our revenues related to operations in foreign territories for the three and six months ended March 31, 2010. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2010, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of seven years which term may be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices, potentially affecting the duration of artist contracts. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

Changes to our information technology infrastructure to harmonize our systems and processes may fail to operate as designed and intended.

We regularly implement business process improvement initiatives to harmonize our systems and processes and to optimize our performance. Our current business process initiatives include, but are not limited to, the delivery of a SAP enterprise resource planning application in the U.S. for fiscal 2011. While we will experience changes in internal controls over financial reporting in fiscal 2011 as the implementation occurs, we expect to be able to transition to the new processes and controls with no negative impact to our internal control environment. If we fail to effectively implement the SAP application or if the SAP application fails to operate as designed and intended, it may impact our ability to process transactions accurately and efficiently.

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

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in North America and most of Europe (with the exception of certain artwork production and packaging provided by Ivy Hill, which was sold by Cinram to Multi Packaging Solutions in 2009). Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or was unable to otherwise continue to provide services, we would have difficulty satisfying our commitments to our wholesale and retail customers, which could have an adverse impact on our revenues. In February 2010, Moody’s Investor Service and Standard & Poor’s both downgraded Cinram’s debt ratings due to Cinram’s announcement that it had received notice from a significant customer that the customer exercised its option to terminate its service agreements in July 2010. Cinram will have to refinance its credit facility when it comes due in May 2011. On May 4, 2010, Standard & Poor’s further lowered its debt ratings on Cinram, basing this again on the upcoming loss of the significant customer in July 2010 and refinancing risk with its upcoming bank loan maturity in May 2011. Any inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be difficult for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

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

On February 10, 2009, Live Nation and Ticketmaster Entertainment announced a proposed merger to form Live Nation Entertainment. The Live Nation-Ticketmaster merger attracted intense scrutiny and was reviewed by the U.S. Department of Justice, several State Attorneys General (including New York, California, Illinois, Florida and Massachusetts) and the U.K., where it was referred to the Monopolies and Mergers Commission for a more detailed investigation. The merger would combine the world’s largest online ticketing, concert promotion and management companies including Front Line Management. The combined entity would control venues, ticketing and ancillary revenues derived from concerts, and in some cases would act as a record label as part of the expanded-rights deals Live Nation has signed with several artists. On January 25, 2010, the U.S. Department of Justice cleared the merger but required the companies to make several concessions as a condition of their approval. We cannot predict what impact Live Nation Entertainment might have on us.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2010, our total consolidated indebtedness was $1.934 billion.

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

While we currently have sufficient cash to make scheduled interest payments, in the future Holdings, our immediate subsidiary, also may rely on our indirect subsidiary Acquisition Corp. and its subsidiaries to make payments on its borrowings. If Acquisition Corp. does not dividend funds to Holdings in an amount sufficient to make such payments, if necessary in the future, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable. Because Acquisition Corp.’s debt agreements have covenants that limit its ability to make payments to Holdings, Holdings may not have access to funds in an amount sufficient to service its indebtedness.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 31, 2010, we had approximately 154.7 million shares of common stock outstanding. Approximately 93.3 million shares are held by the Current Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Current Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition, in 2005, we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8. In April 2008, we registered an additional 16.5 million shares underlying options issued, and securities that might be issued in the future pursuant to our benefit plans and arrangements, on an additional Form S-8.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Warner Music Group Corp. was held on February 23, 2010. The following matters were voted on at the meeting: (i) the election of 12 directors for a term of one year and until their successors are duly elected and qualified and (ii) the ratification of the appointment of Ernst & Young LLP to serve as the independent registered public accountants of the Company for the fiscal year ending September 30, 2010.

(i) The entire nominated board of directors was elected and the votes cast for or withheld with respect to the election of each director were as follows:

Name	Number of Votes Cast For	Number of Votes Withheld	Broker Non-Votes
Edgar Bronfman, Jr.	121,570,419	16,422,285	4,255,999
Shelby W. Bonnie	137,845,347	147,357	4,255,999
Richard Bressler	121,768,057	16,224,647	4,255,999
John P. Connaughton	115,909,419	22,083,285	4,255,999
Phyllis E. Grann	137,841,577	151,127	4,255,999
Michele J. Hooper	137,449,163	543,541	4,255,999
Scott L. Jaeckel	121,767,222	16,225,482	4,255,999
Seth W. Lawry	118,971,550	19,021,154	4,255,999
Thomas H. Lee	118,970,400	19,022,304	4,255,999
Ian Loring	118,971,550	19,021,154	4,255,999
Mark Nunnelly	118,971,550	19,021,154	4,255,999
Scott M. Sperling	118,969,585	19,023,139	4,255,999

(ii) The votes cast for, against or abstaining with respect to the ratification of the appointment of Ernst & Young LLP to serve as the independent registered public accountants of the Company for the fiscal year ending September 30, 2010 were as follows:

For:	Against:	Abstain:
142,241,966	6,737	0

French Legal Proceedings

As previously disclosed by Warner Music Group Corp., APPAC, a minority shareholder group of Vivendi Universal, initiated an inquiry in the Paris Court of Appeal into various issues relating to Vivendi, including Vivendi’s financial disclosures, the appropriateness of executive compensation, and trading in Vivendi stock by certain individuals previously associated with Vivendi. The inquiry has encompassed certain trading by Mr. Bronfman in Vivendi stock. Several individuals, including Mr. Bronfman (the former Vice Chairman of Vivendi) and the former CEO, CFO and COO of Vivendi, had been given the status of “mis en examen” in connection with the inquiry. Although there is no equivalent to “mis en examen” in the U.S. system of jurisprudence, it is a preliminary stage of proceedings that does not entail any filing of charges.

In January 2009, the Paris public prosecutor formally recommended that no charges be filed and that Mr. Bronfman not be referred for trial. On October 22, 2009, the investigating magistrate rejected the prosecutor’s recommendation and released an order referring for trial Mr. Bronfman and six other individuals, including the former CEO, CFO and COO of Vivendi. While the inquiry encompassed various issues, Mr. Bronfman has been referred for trial solely with respect to certain trading in Vivendi stock. The trial is currently scheduled to take place during June 2010. The outcome of the trial and any subsequent proceedings with respect to Mr. Bronfman is uncertain at this time. Mr. Bronfman believes that his trading in Vivendi stock was at all times proper.

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

May 6, 2010

WARNER MUSIC GROUP CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)