Form 10-Q
period 2010-06-30
Warner Music Group Corp.
filed 2010-08-05
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of August 2, 2010, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 154,732,150.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30, 2010	September 30, 2009
	(in millions)
Assets
Current assets:
Cash and equivalents	$400	$384
Accounts receivable, less allowances of $91 and $135 million	363	550
Inventories	36	46
Royalty advances expected to be recouped within one year	154	171
Deferred tax assets	29	29
Other current assets	56	48

Total current assets	1,038	1,228
Royalty advances expected to be recouped after one year	189	209
Investments	9	18
Property, plant and equipment, net	100	100
Goodwill	1,018	1,027
Intangible assets subject to amortization, net	1,143	1,317
Intangible assets not subject to amortization	100	100
Other assets	58	64

Total assets	$3,655	$4,063

Liabilities and Deficit
Current liabilities:
Accounts payable	$153	$212
Accrued royalties	1,084	1,185
Accrued liabilities	228	282
Accrued interest	15	57
Deferred revenue	103	120
Other current liabilities	1	16

Total current liabilities	1,584	1,872
Long-term debt	1,936	1,939
Deferred tax liabilities	158	164
Other noncurrent liabilities	151	172

Total liabilities	3,829	4,147

Commitments and Contingencies (See Note 11)
Deficit:
Common stock ($0.001 par value; 500,000,000 shares authorized; 154,728,400 and 154,590,926 shares issued and outstanding)	—	—
Additional paid-in capital	608	601
Accumulated deficit	(883)	(786)
Accumulated other comprehensive income, net	47	42

Total Warner Music Group Corp. shareholders’ deficit	(228)	(143)
Noncontrolling interest	54	59

Total deficit	(174)	(84)

Total liabilities and deficit	$3,655	$4,063

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues	$652	$773	$2,232	$2,331
Costs and expenses:
Cost of revenues	(352)	(435)	(1,186)	(1,269)
Selling, general and administrative expenses (a)	(246)	(258)	(811)	(812)
Amortization of intangible assets	(55)	(55)	(165)	(169)

Total costs and expenses	(653)	(748)	(2,162)	(2,250)

Operating (loss) income	(1)	25	70	81
Interest expense, net	(46)	(61)	(143)	(146)
Gain on sale of equity-method investment	—	—	—	36
Gain on foreign exchange transaction	—	—	—	9
Impairment of cost-method investment	—	—	—	(29)
Impairment of equity-method investment	—	—	—	(10)
Other income (expense), net	1	4	(2)	1

Loss before income taxes	(46)	(32)	(75)	(58)
Income tax expense	(9)	(4)	(24)	(30)

Net loss	(55)	(36)	(99)	(88)
Less: (income) loss attributable to noncontrolling interest	—	(1)	2	6

Net loss attributable to Warner Music Group Corp.	$(55)	$(37)	$(97)	$(82)

Net loss per common share attributable to Warner Music Group Corp.:

Basic	$(0.37)	$(0.25)	$(0.65)	$(0.55)

Diluted	$(0.37)	$(0.25)	$(0.65)	$(0.55)

Weighted average common shares:
Basic	149.7	149.5	149.6	149.4
Diluted	149.7	149.5	149.6	149.4
(a) Includes depreciation expense of:	$(10)	$(10)	$(28)	$(27)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	(in millions)
Cash flows from operating activities
Net loss	$(99)	$(88)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	193	196
Deferred taxes	(9)	—
Gain on sale of equity investment	—	(36)
Gain on foreign exchange transaction	—	(9)
Gain on sale of building	—	(3)
Impairment of equity investment	—	10
Impairment of cost-method investment	1	29
Non-cash interest expense	17	50
Non-cash stock-based compensation expense	7	8
Other non-cash items	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	173	129
Inventories	7	5
Royalty advances	2	(16)
Accounts payable and accrued liabilities	(135)	(42)
Accrued interest	(42)	(13)
Other balance sheet changes	(10)	(22)

Net cash provided by operating activities	100	198

Cash flows from investing activities
Repayments of loans to third parties	—	3
Investments and acquisitions of businesses	(1)	(14)
Acquisition of publishing rights	(39)	(8)
Proceeds from the sale of investments	9	124
Proceeds from sale of building	—	8
Capital expenditures	(30)	(15)

Net cash (used in) provided by investing activities	(61)	98

Cash flows from financing activities
Debt repayments	—	(1,379)
Proceeds from issuance of Senior Discount Notes	—	1,059
Deferred financing costs paid	—	(23)
Dividends paid	—	—
Distribution to noncontrolling interest holder	(2)	—

Net cash used in financing activities	(2)	(343)
Effect of foreign currency exchange rate changes on cash	(21)	(19)

Net increase (decrease) in cash and equivalents	16	(66)
Cash and equivalents at beginning of period	384	411

Cash and equivalents at end of period	$400	$345

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Equity (Deficit) (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp. Shareholders’	Noncontolling	Total Equity
	Shares	Value	Capital	Deficit	Income	Deficit	Interests	(Deficit)
	(in millions, except number of common shares)
Balance at September 30, 2009	154,590,926	$0.001	$601	$(786)	$42	$(143)	$59	$(84)
Comprehensive loss:
Net loss	—	—	—	(97)	—	(97)	(2)	(99)
Foreign currency translation adjustment	—	—	—	—	5	5	—	5
Minimum pension liability	—	—	—	—	—	—	—	—
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss						(92)	(5)	(97)
Stock based compensation	35,309	—	7	—	—	7	—	7
Exercises of stock options	102,165	—	—	—	—	—	—	—

Balance at June 30, 2010	154,728,400	$0.001	$608	$(883)	$47	$(228)	$54	$(174)

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

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company is building artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment. The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities associated with the Company’s artists and other artists will permit it to diversify revenue streams to better capitalize on the growth areas of the music industry and permit it to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through Warner Music International (“WMI”) and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s U.S. record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours for the Company’s artists and other artists.

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

The Company plays an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where the Company acquires broader rights in a recording artist’s career, the Company may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. The Company believes expanded-rights deals create better partnerships with its artists, which allow the Company and its artists to work together more closely to create and sustain artistic and commercial success.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to June 30, 2010 and 2009 relate to the three- and nine-month periods ended June 25, 2010 and June 26, 2009, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has deemed that no additional disclosures are necessary.

New Accounting Pronouncements

In December 2007, the FASB revised the authoritative guidance for accounting and reporting for the noncontrolling interest in a subsidiary (previously referred to as minority interest) and for the deconsolidation of a subsidiary. The new guidance requires the recognition of a noncontrolling interest as a component of equity in the consolidated financial statements as opposed to as a liability or mezzanine equity. The new guidance also changes the computation of net income of a consolidated group such that earnings attributed to the noncontrolling interest will no longer be deducted in determining net income. Instead, it must be separately presented on the face of the consolidated income statement. The carrying amount of the noncontrolling interest is adjusted to reflect the change in ownership interest, and any difference between the amount by which the noncontrolling interests are adjusted and the fair value of the consideration paid or received is recognized directly in equity attributable to the controlling interest (i.e., as additional paid in capital). Any transaction that results in the loss of control of a subsidiary is considered a remeasurement event with any retained interest remeasured at fair value. The gain or loss recognized in income includes both the realized gain or loss related to the portion of the ownership interest sold and the gain or loss on the remeasurement to fair value of the retained interest. FASB requires that the new guidance for noncontrolling interests and the new guidance on business combinations be adopted concurrently and thus, this guidance is also effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of this guidance effective October 1, 2009. This guidance changes the Company’s accounting treatment of business combinations and dispositions with noncontrolling interests on a prospective basis, except for the presentation and disclosure requirements, which were applied on a retrospective basis. As of June 30, 2010 and September 30, 2009, noncontrolling interests of $54 million and $59 million have been classified as a component of equity in the consolidated balance sheet. Loss attributable to noncontrolling interests of $1 million is included in net loss for the three months ended June 30, 2009. Income attributable to noncontrolling interests of $2 million and $6 million are included in net loss for the nine months ended June 30, 2010 and June 30, 2009.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which amends the consolidation guidance for variable interest entities. The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (3) the requirement to continually reassess who should consolidate a variable-interest entity. FAS 167 is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not believe that the adoption of this new standard will have a material impact on its financial statements.

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

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Net loss	$(55)	$(36)	$(99)	$(88)
Foreign currency translation adjustments (a)	(3)	(5)	5	7
Derivative financial instruments gains	(1)	7	—	11
Other	(1)	—	(3)	—

Comprehensive loss	$(60)	$(34)	$(97)	$(70)

(a)	The foreign currency translation adjustments are not adjusted for income taxes as they relate to permanent investments in international subsidiaries.

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

The following table sets forth the computation of basic and diluted net (loss) income per common share (in millions, except per share amounts):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Numerator:
Basic and diluted net loss per common share:
Net loss attributable to Warner Music Group Corp.	$(55)	$(37)	$(97)	$(82)

Denominator:
Weighted average common shares outstanding for basic calculation (a)	149.7	149.5	149.6	149.4

Dilutive effect of options and restricted stock	—	—	—	—

Weighted average common outstanding shares for diluted calculation	149.7	149.5	149.6	149.4

Net loss per common share attributable to Warner Music Group Corp.—basic	$(0.37)	$(0.25)	$(0.65)	$(0.55)

Net loss per common share attributable to Warner Music Group Corp.—diluted	$(0.37)	$(0.25)	$(0.65)	$(0.55)

(a)	The denominator excludes the effect of unvested common shares subject to repurchase or cancellation.

The calculation of diluted net loss per share excludes the following weighted average number of stock options and restricted stock because to include them in the calculation would be anti-dilutive:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Stock options	13.5	1.7	13.5	0.9
Restricted stock	—	0.2	—	0.3

5. Investments

The Company’s investments consist of the following (in millions):

	June 30, 2010	September 30, 2009
Cost-method investments	$3	$13
Equity-method investments	6	5

	$9	$18

During the nine months ended June 30, 2010, the Company sold its equity interest in lala media, inc. and terminated a memorandum of terms related to the formation of an international joint venture. The Company received cash consideration of approximately $9 million, which resulted in an immaterial gain.

6. Inventories

Inventories consist of the following (in millions):

	June 30, 2010	September 30, 2009
Compact discs and other music-related products	$34	$44
Published sheet music and song books	2	2

	$36	$46

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2010 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2009	$436	$591	$1,027
Acquisitions	—	1	1
Dispositions	—	—	—
Other (a)	(9)	(1)	(10)

Balance at June 30, 2010	$427	$591	$1,018

(a)	Other represents foreign currency translation adjustments.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	September 30, 2009	Acquisitions	Other (a)	June 30, 2010
Intangible assets subject to amortization:
Recorded music catalog	$1,379	—	(8)	$1,371
Music publishing copyrights	952	45	(45)	952
Artist contracts	80	—	(1)	79
Trademarks	31	—	—	31
Other intangible assets	8	—	—	8

	2,450	45	(54)	2,441
Accumulated amortization	(1,133)			(1,298)

Total net intangible assets subject to amortization	1,317			1,143
Intangible assets not subject to amortization:
Trademarks and brands	100			100

Total net other intangible assets	$1,417			$1,243

(a)	Other represents foreign currency translation adjustments.

8. Restructuring Costs

Acquisition-Related Restructuring Costs

In connection with the Acquisition that was effective as of March 1, 2004, the Company reviewed its operations and implemented several plans to restructure its operations. As part of these restructuring plans, the Company recorded a restructuring liability during 2004, which included costs to exit and consolidate certain activities of the Company, costs to exit certain leased facilities and operations such as international distribution operations, costs to terminate employees and costs to terminate certain artist, songwriter, co-publisher and other contracts. Such liabilities were recognized as part of the cost of the Acquisition. As of June 30, 2010, the Company had approximately $9 million of liabilities outstanding primarily related to long-term lease obligations for vacated facilities, which are expected to be settled by 2019 and $69 million of liabilities outstanding primarily related to revaluations of artist and other contracts.

9. Debt

The Company’s long-term debt consists of (in millions):

	June 30, 2010	September 30, 2009
9.5% Senior Secured Notes due 2016—Acquisition Corp (a)	$1,064	$1,060
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp.	465	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (b)	149	161
9.5% Senior Discount Notes due 2014—Holdings (c)	258	253

Total debt	$1,936	$1,939

(a)	9.5% Senior Secured Notes due 2016; face amount of $1.1 billion less unamortized discount of $36 million at June 30, 2010 and $40 million at September 30, 2009.
(b)	Change represents the impact of foreign currency exchange rates on the carrying value of the £100 million Sterling-denominated notes.
(c)	Change represents the accrual of interest in the form of an increase in the accreted value of the discount notes. The Holdings Notes accreted to the full principal amount due at maturity of $258 million on December 15, 2009. The Company has subsequently been accruing interest which is to be paid semi-annually in cash beginning June 15, 2010.

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

10. Stock-based Compensation

The following table represents the expense recorded by the Company with respect to its stock-based awards for the three and nine months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Recorded Music	$1	$2	$4	$5
Music Publishing	—	—	—	—
Corporate expenses	1	1	3	3

Total	$2	$3	$7	$8

During the nine months ended June 30, 2010, the Company awarded 35,309 shares of restricted stock and 185,000 stock options to its employees. During the nine months ended June 30, 2009, the Company awarded 554,700 shares of restricted stock and 2,120,000 stock options to its employees.

11. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed and were later consolidated for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including the Company, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General of the State of New York and the Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
June 30, 2010
Revenues	$519	$139	$(6)	$652
OIBDA	65	18	(19)	64
Depreciation of property, plant and equipment	(5)	(1)	(4)	(10)
Amortization of intangible assets	(39)	(16)	—	(55)

Operating income (loss)	$21	$1	$(23)	$(1)

June 30, 2009
Revenues	$632	$148	$(7)	$773
OIBDA	85	28	(23)	90
Depreciation of property, plant and equipment	(6)	(1)	(3)	(10)
Amortization of intangible assets	(40)	(16)	1	(55)

Operating income (loss)	$39	$11	$(25)	$25

Nine Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
June 30, 2010
Revenues	$1,836	$414	$(18)	$2,232
OIBDA	227	101	(65)	263
Depreciation of property, plant and equipment	(17)	(3)	(8)	(28)
Amortization of intangible assets	(115)	(50)	—	(165)

Operating income (loss)	$95	$48	$(73)	$70

June 30, 2009
Revenues	$1,928	$419	$(16)	$2,331
OIBDA	237	105	(65)	277
Depreciation of property, plant and equipment	(16)	(3)	(8)	(27)
Amortization of intangible assets	(121)	(48)	—	(169)

Operating income (loss)	$100	$54	$(73)	$81

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $169 million and $109 million during the nine months ended June 30, 2010 and 2009, respectively. The Company previously made quarterly interest payments under its senior secured credit facility which was retired in May 2009. The Company now pays interest only semi-annually in the first and third quarters of the fiscal year. The Company paid approximately $31 million and $46 million of income and withholding taxes in the nine months ended June 30, 2010 and 2009, respectively. The Company received $11 million and $9 million of income tax refunds in the nine months ended June 30, 2010 and 2009, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2010. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as other expenses of $1 million and royalty expense of $2 million in the statement of operations. Derivatives designated as hedging instruments are not material to the Company’s financial statements.

	Fair Value Measurements as of June 30, 2010
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$7	$—	$7
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(4)	$—	$(4)
Other Non-current Liabilities:
Purchase Obligation (b)	$—	$—	$(5)	$(5)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	The fair value of this purchase obligation is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on an annual basis. The assumptions used in preparing the DCF model were based on data available as of September 30, 2009 and includes estimates of timing of the payment obligation, amount of cash flows, and discount rate.

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

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2010, the fair value of the Company’s fixed-rate debt exceeded the carrying value by approximately $102 million. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2010

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$176	$—	$224	$—	$400
Accounts receivable, net	—	—	363	—	363
Inventories	—	—	36	—	36
Royalty advances expected to be recouped within one year	—	—	154	—	154
Deferred tax assets	—	—	29	—	29
Other current assets	—	—	56	—	56

Total current assets	176	—	862	—	1,038
Royalty advances expected to be recouped after one year	—	—	189	—	189
Investments in and advances (from) to consolidated subsidiaries	(417)	(146)	—	563	—
Investments	—	—	9	—	9
Property, plant and equipment, net	—	—	100	—	100
Goodwill	—	—	1,018	—	1,018
Intangible assets subject to amortization, net	—	—	1,143	—	1,143
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	10	(12)	60		58

Total assets	$(231)	$(158)	$3,481	$563	$3,655

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$153	$—	$153
Accrued royalties	—	—	1,084	—	1,084
Accrued liabilities	—	—	228	—	228
Accrued interest	—	1	14	—	15
Deferred revenue	—	—	103	—	103
Other current liabilities	—	—	1	—	1

Total current liabilities	—	1	1,583	—	1,584
Long-term debt	—	258	1,678	—	1,936
Deferred tax liabilities, net	—	—	158	—	158
Other noncurrent liabilities	(3)	—	154	—	151

Total liabilities	(3)	259	3,573	—	3,829

Total Warner Music Group Corp. shareholders’ (deficit) equity	(228)	(417)	(146)	563	(228)
Noncontrolling interest	—	—	54	—	54

Total equity (deficit)	(228)	(417)	(92)	563	(174)

Total liabilities and (deficit) equity	$(231)	$(158)	$3,481	$563	$3,655

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$188	$—	$196	$—	$384
Accounts receivable, net	—	—	550	—	550
Inventories	—	—	46	—	46
Royalty advances expected to be recouped within one year	—	—	171	—	171
Deferred tax assets	—	—	29	—	29
Other current assets	—	—	48	—	48

Total current assets	188	—	1,040	—	1,228
Royalty advances expected to be recouped after one year	—	—	209	—	209
Investments in and advances to (from) consolidated subsidiaries	(332)	(81)	—	413	—
Investments	—	—	18	—	18
Property, plant and equipment, net	—	—	100	—	100
Goodwill	—	—	1,027	—	1,027
Intangible assets subject to amortization, net	—	—	1,317	—	1,317
Intangible assets not subject to amortization	—	—	100	—	100
Other assets	(2)	2	64	—	64

Total assets	$(146)	$(79)	$3,875	$413	$4,063

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$—	$212	$—	$212
Accrued royalties	—	—	1,185	—	1,185
Accrued liabilities	—	—	282	—	282
Accrued interest	—	—	57	—	57
Deferred revenue	—	—	120	—	120
Other current liabilities	2	—	14	—	16

Total current liabilities	2	—	1,870	—	1,872
Long-term debt	—	253	1,686	—	1,939
Deferred tax liabilities, net	—	—	164	—	164
Other noncurrent liabilities	(5)	—	177	—	172

Total liabilities	(3)	253	3,897	—	4,147

Total Warner Music Group Corp. shareholders’ (deficit) equity	(143)	(332)	(81)	413	(143)
Noncontrolling interest	—	—	59	—	59

Total equity (deficit)	(143)	(332)	(22)	413	(84)

Total liabilities and (deficit) equity	$(146)	$(79)	$3,875	$413	$4,063

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2010 and 2009

	Three months ended June 30, 2010
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$652	$—	$652
Costs and expenses:
Cost of revenues	—	—	(352)	—	(352)
Selling, general and administrative expenses	—	—	(246)	—	(246)
Amortization of intangible assets	—	—	(55)	—	(55)

Total costs and expenses	—	—	(653)	—	(653)

Operating loss	—	—	(1)	—	(1)
Interest expense, net	—	(7)	(39)	—	(46)
Equity (losses) gains from consolidated subsidiaries	(55)	(47)	—	102	—
Other (expense) income, net	—	(1)	2	—	1

Loss before income taxes	(55)	(55)	(38)	102	(46)
Income tax expense	—	—	(9)	—	(9)

Net loss	(55)	(55)	(47)	102	(55)
Less: loss attributable to noncontrolling interest	—	—	—	—	—

Net loss attributable to Warner Music Group Corp.	$(55)	$(55)	$(47)	$102	$(55)

	Three months ended June 30, 2009
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$773	$—	$773
Costs and expenses:
Cost of revenues	—	—	(435)	—	(435)
Selling, general and administrative expenses	—	—	(258)	—	(258)
Amortization of intangible assets	—	—	(55)	—	(55)

Total costs and expenses	—	—	(748)	—	(748)

Operating income	—	—	25	—	25
Interest expense, net	—	(5)	(56)	—	(61)
Equity (losses) gains from consolidated subsidiaries	(37)	(32)	—	69	—
Other income (expense), net	—	—	4	—	4

Loss before income taxes	(37)	(37)	(27)	69	(32)
Income tax expense	—	—	(4)	—	(4)

Net loss	(37)	(37)	(31)	69	(36)
Less: loss attributable to noncontrolling interest	—	—	(1)	—	(1)

Net loss attributable to Warner Music Group Corp.	$(37)	$(37)	$(32)	$69	$(37)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2010 and 2009

	Nine months ended June 30, 2010
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$2,232	$—	$2,232
Costs and expenses:
Cost of revenues	—	—	(1,186)	—	(1,186)
Selling, general and administrative expenses	—	—	(811)	—	(811)
Amortization of intangible assets	—	—	(165)	—	(165)

Total costs and expenses	—	—	(2,162)	—	(2,162)

Operating income	—	—	70	—	70
Interest expense, net	—	(19)	(124)	—	(143)
Equity (losses) gains from consolidated subsidiaries	(97)	(77)	—	174	—
Other (expense) income, net	—	(1)	(1)	—	(2)

Loss before income taxes	(97)	(97)	(55)	174	(75)
Income tax expense	—	—	(24)	—	(24)

Net loss	(97)	(97)	(79)	174	(99)
Less: loss attributable to noncontrolling interest	—	—	2	—	2

Net loss attributable to Warner Music Group Corp.	$(97)	$(97)	$(77)	$174	$(97)

	Nine months ended June 30, 2009
	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$—	$2,331	$—	$2,331
Costs and expenses:
Cost of revenues	—	—	(1,269)	—	(1,269)
Selling, general and administrative expenses	—	—	(812)	—	(812)
Amortization of intangible assets	—	—	(169)	—	(169)

Total costs and expenses	—	—	(2,250)	—	(2,250)

Operating income	—	—	81	—	81
Interest expense, net	—	(16)	(130)	—	(146)
Gain on sale of equity investment	—	—	36	—	36
Gain on foreign exchange transaction	—	—	9	—	9
Impairment of cost investment			(29)		(29)
Impairment of equity investment	—	—	(10)	—	(10)
Equity (losses) gains from consolidated subsidiaries	(82)	(66)	—	148	—
Other income (expense), net	—	—	1	—	1

Loss before income taxes	(82)	(82)	(42)	148	(58)
Income tax expense	—	—	(30)	—	(30)

Net loss	(82)	(82)	(72)	148	(88)
Less: loss attributable to noncontrolling interest	—	—	6	—	6

Net loss attributable to Warner Music Group Corp.	$(82)	$(82)	$(66)	$148	$(82)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2010

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(99)	$(99)	$(79)	$178	$(99)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	—	193	—	193
Deferred taxes	—	—	(9)	—	(9)
Impairment of cost-method investments	—	—	1	—	1
Non-cash interest expense	—	5	12	—	17
Non-cash, stock-based compensation expense	—	—	7	—	7
Equity losses (gains) from consolidated subsidiaries	99	79	—	(178)	—
Other non-cash items	—	—	(5)	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	—	—	173	—	173
Inventories	—	—	7	—	7
Royalty advances	—	—	2	—	2
Accounts payable and accrued liabilities	—	—	(135)	—	(135)
Accrued interest	—	1	(43)	—	(42)
Other balance sheet changes	(12)	14	(12)	—	(10)

Net cash used in operating activities	(12)	—	112	—	100

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(1)	—	(1)
Acquisition of publishing rights	—	—	(39)	—	(39)
Proceeds from the sale of investments	—	—	9	—	9
Capital expenditures	—	—	(30)	—	(30)

Net cash used in investing activities	—	—	(61)	—	(61)

Cash flows from financing activities:
Distributions to noncontrolling interest holders	—	—	(2)	—	(2)

Net cash (used in) provided by financing activities	—	—	(2)	—	(2)
Effect of foreign currency exchange rate changes on cash	—	—	(21)	—	(21)

Net (decrease) increase in cash and equivalents	(12)	—	28	—	16
Cash and equivalents at beginning of period	188	—	196	—	384

Cash and equivalents at end of period	$176	$—	$224	$—	$400

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2009

	Warner Music Group Corp.	WMG Holdings Corp. (issuer)	WMG Acquisition Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net income (loss)	$(82)	$(82)	$(72)	$148	$(88)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	196	—	196
Deferred taxes	—	—	—	—	—
Gain on sale of equity investment	—	—	(36)	—	(36)
Gain on foreign exchange transaction	—	—	(9)	—	(9)
Gain on sale of building	—	—	(3)	—	(3)
Impairment of equity investment	—	—	10	—	10
Impairment of cost-method investments			29		29
Non-cash interest expense	—	16	34	—	50
Non-cash, stock-based compensation expense	—	—	8	—	8
Equity losses (gains) from consolidated subsidiaries	—	—	— ——	—	—
Other non-cash items	82	66	—	(148)	—
Changes in operating assets and liabilities:
Accounts receivable	—	—	129	—	129
Inventories	—	—	5	—	5
Royalty advances	—	—	(16)	—	(16)
Accounts payable and accrued liabilities	—	—	(42)	—	(42)
Accrued interest	—	—	(13)	—	(13)
Other balance sheet changes	—	—	(22)	—	(22)

Net cash provided by operating activities	—	—	198	—	198

Cash flows from investing activities:
Repayment of loans to third parties	—	—	3	—	3
Investments and acquisitions of businesses	—	—	(14)	—	(14)
Acquisition of publishing rights	—	—	(8)	—	(8)
Proceeds from the sale of investments	—	—	124	—	124
Proceeds from the sale of building	—	—	8	—	8
Capital expenditures	—	—	(15)	—	(15)

Net cash provided by investing activities	—	—	98	—	98

Cash flows from financing activities:
Debt repayments	—	—	(1,379)	—	(1,379)
Proceeds from issuance of Senior Discount Notes	—	—	1,059	—	1,059
Deferred Financing costs paid	—	—	(23)	—	(23)

Net cash used in financing activities	—	—	(343)	—	(343)
Effect of foreign currency exchange rate changes on cash	—	—	(19)	—	(19)

Net decrease in cash and equivalents	—	—	(66)	—	(66)
Cash and equivalents at beginning of period	98	—	313	—	411

Cash and equivalents at end of period	$98	$—	$247	$—	$345

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 (the “Quarterly Report”).

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

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes or common stock in open market purchases, privately or otherwise, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•

the fact that we are outsourcing certain back-office functions, such as IT infrastructure and development and certain finance and accounting functions, which will make us more dependent upon third parties;

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2010 and 2009. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2010 and 2009, as well as a discussion of our financial condition and liquidity as of June 30, 2010. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of our key debt compliance measures under our debt agreements.

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

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We are building artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment. We believe that entering into expanded-rights deals and enhancing our artist services capabilities with respect to our artists and other artists will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger, long-term relationships with artists and more effectively connect artists and fans.

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

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through WMI and its various subsidiaries, affiliates and non-affiliated licensees. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our U.S. record labels have international rights. In certain smaller countries, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Our international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours for our artists and other artists.

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

We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create better partnerships with our artists, which allow us and our artists to work together more closely to create and sustain artistic and commercial success.

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

•	Digital: the rightsholder receives revenues with respect to online and mobile downloads, mobile ringtones or ringback tones and online and mobile streaming; and

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

•

Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), online and mobile streaming and performance of music in staged theatrical productions;

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully offset the declines in CD sales. The recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Current Economic Conditions

Ongoing uncertainty in global economic conditions poses a risk to the overall economy, which could continue to negatively affect demand for our products and other related matters. While the music industry has been relatively resilient in prior financial downturns as its products are low priced relative to other entertainment goods, we have been negatively impacted by current global economic conditions, which have resulted in significant recessionary pressures and lower consumer confidence and lower retail sales in general. The current uncertainty in global economic conditions makes it particularly difficult to predict product demand and other related matters and makes it more likely that our actual results could differ materially from our expectations. Even in the midst of the global economic slowdown, we remain committed to executing on our strategic initiatives and plan to continue our transformation to adapt to the changing music industry in order to maximize cash flow and profitability. We expect to adapt to the impact of the economic slowdown with a particular focus on cash and liquidity. We will monitor current events closely and take advantage of our flexible cost structure to minimize any impact.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Revenue by Type
Physical and other	$297	$419	$(122)	-29%
Digital	169	163	6	4%
Licensing	53	50	3	6%

Total Recorded Music	519	632	(113)	-18%
Mechanical	50	43	7	16%
Performance	50	58	(8)	-14%
Synchronization	24	29	(5)	-17%
Digital	13	16	(3)	-19%
Other	2	2	—	—

Total Music Publishing	139	148	(9)	-6%
Intersegment elimination	(6)	(7)	1	-14%

Total Revenue	$652	$773	$(121)	-16%

Revenue by Geographical Location
U.S. Recorded Music	$247	$284	$(37)	-13%
U.S. Publishing	54	54	—	—

Total U.S.	301	338	(37)	-11%
International Recorded Music	272	348	(76)	-22%
International Publishing	85	94	(9)	-10%

Total International	357	442	(85)	-19%
Intersegment eliminations	(6)	(7)	1	-14%

Total Revenue	$652	$773	$(121)	-16%

Total Revenue

Total revenues decreased by $121 million, or 16%, to $652 million for the three months ended June 30, 2010 from $773 million for the three months ended June 30, 2009. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $118 million, or 15%, period-to-period. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 79% and 21% of total revenues for the three months ended June 30, 2010, respectively, compared to 81% and 19% for the three months ended June 30, 2009, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% of total revenues for the three months ended June 30, 2010, respectively, compared to 43% and 57% for the three months ended June 30, 2009, respectively.

Total digital revenues after intersegment eliminations increased by $4 million, or 2%, to $179 million for the three months ended June 30, 2010 from $175 million for the three months ended June 30, 2009. Total digital revenues represented 27% and 23% of consolidated revenues for the three months ended June 30, 2010 and 2009, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2010 were comprised of U.S. revenues of $111 million, or 61% of total digital revenues, and international revenues of $71 million, or 39% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2009 were comprised of U.S. revenues of $116 million, or 65% of total digital revenues, and international revenues of $63 million, or 35% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $2 million, or 1%, for the three months ended June 30, 2010.

Recorded Music revenues decreased by $113 million, or 18%, to $519 million for the three months ended June 30, 2010 from $632 million for the three months ended June 30, 2009 on an as-reported and constant-currency basis. This performance reflected a light release schedule, lower revenue from tours promoted by our European concert promotions business due to a stronger touring schedule in the prior-year quarter and the ongoing impact from transitioning to digital from physical sales. The increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenues increased by $6 million, or 4%, for the three months ended June 30, 2010, largely due to continued global download growth partially offset by the timing of our release schedule and declines in mobile revenues primarily related to lower ringtone demand in the U.S. Digital growth, especially in the U.S., is increasingly related to our overall release schedule and the timing and success of new products and service introductions. Licensing revenues increased $3 million, or 6%, to $53 million for the three months ended June 30, 2010.

Music Publishing revenues decreased by $9 million, or 6%, to $139 million for the three months ended June 30, 2010 from $148 million for the three months ended June 30, 2009. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $6 million, or 4%, for the three months ended June 30, 2010. An increase in mechanical revenue was more than offset by decreases in performance, digital and synchronization revenues. The increase in mechanical revenue was due to higher physical recorded music royalties primarily related to Michael Jackson, Susan Boyle and Michael Bublé as well as a $7 million benefit from the shift to accrual-based accounting for a U.S.-based collection society. The decrease in performance revenues was driven by smaller contributions from the radio industry due to reductions in advertising spending. Digital revenue performance was impacted by the timing of cash collections. Synchronization revenue decreases were driven by the impact of the previously mentioned economic pressures on the film, TV production and advertising markets, which have resulted in decreased spending on song licensing, primarily in the U.S.

Revenue by Geographical Location

U.S. revenues decreased by $37 million, or 11%, to $301 million for the three months ended June 30, 2010 from $338 million for the three months ended June 30, 2009. The overall decline in the U.S. Recorded Music business reflected a light release schedule, the on-going impact from transitioning to digital from physical sales in the recorded music industry and declines in mobile revenues primarily related to lower ringtone demand.

International revenues decreased by $85 million, or 19%, to $357 million for the three months ended June 30, 2010 from $442 million for the three months ended June 30, 2009 on an as-reported and constant-currency basis. An increase in digital revenue, primarily as a result of continued global download growth, was more than offset by contracting demand for physical product and lower revenue from tours promoted by our European concert promotions business due to a stronger touring schedule in the prior-year quarter. The contracting demand for physical product reflected a light release schedule as well as the on-going impact from transitioning to digital from physical sales in the recorded music industry.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$228	$266	$(38)	-14%
Product costs	105	152	(47)	-31%
Licensing costs	19	17	2	12%

Total cost of revenues	$352	$435	$(83)	-19%

Our cost of revenues decreased by $83 million, or 19%, to $352 million for the three months ended June 30, 2010 from $435 million for the three months ended June 30, 2009. Expressed as a percentage of revenues, cost of revenues were 54% and 56% for the three months ended June 30, 2010 and 2009, respectively.

Artist and repertoire costs increased as a percentage of revenues from 34% for the three months ended June 30, 2009 to 35% in the three months ended June 30, 2010 as a result of the timing of our artist and repertoire spending. The decrease in artist and repertoire costs was driven by decreased revenues for the current-year quarter as well as a benefit from increased recoupment on artists whose advances were previously written off.

Product costs decreased as a percentage of revenues from 20% for the three months ended June 30, 2009 to 16% in the three months ended June 30, 2010 primarily the result of a stronger touring schedule for our European concert promotions business in the prior-year quarter and the change in mix from the sale of physical products to new forms of digital music.

Licensing costs increased $2 million, or 12%, to $19 million for the three months ended June 30, 2010 from $17 million for the three months ended June 30, 2009. Licensing costs as a percentage of licensing revenues increased from 34% for the three months ended June 30, 2009 to 36% for the three months ended June 30, 2010, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$130	$128	$2	2%
Selling and marketing expense	99	114	(15)	-13%
Distribution expense	17	16	1	6%

Total selling, general and administrative expense	$246	$258	$(12)	-5%

(1)	Includes depreciation expense of $10 million for the three months ended June 30, 2010 and 2009.

Total selling, general and administrative expense decreased by $12 million, or 5%, to $246 million for the three months ended June 30, 2010 from $258 million for the three months ended June 30, 2009. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 33% for the three months ended June 30, 2009 to 38% for the three months ended June 30, 2010.

General and administrative expenses increased by $2 million, or 2%, to $130 million for the three months ended June 30, 2010 from $128 million for the three months ended June 30, 2009. Expressed as a percentage of revenues, general and administrative expenses increased from 17% for the three months ended June 30, 2009 to 20% for the three months ended June 30, 2010, driven by severance charges of $9 million taken during the current-year quarter primarily related to our international Recorded Music operations, as compared with $3 million taken during the prior-year quarter, and lower variable compensation expense in the prior-year quarter, partially offset by realization of cost savings from management initiatives taken in prior periods.

Selling and marketing expense decreased by $15 million, or 13%, to $99 million for the three months ended June 30, 2010 from $114 million for the three months ended June 30, 2009, primarily as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 15% for the three months ended June 30, 2010 and 2009.

Distribution expense increased by $1 million, or 6% to $17 million for the three months ended June 30, 2010 from $16 million for the three months ended June 30, 2009. Expressed as a percentage of revenues, distribution expense increased from 2% for the three months ended June 30, 2009 to 3% for the three months ended June 30, 2010.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$64	$90	$(26)	-29%
Depreciation expense	(10)	(10)	—	—
Amortization expense	(55)	(55)	—	—

Operating (loss) income	(1)	25	(26)	—
Interest expense, net	(46)	(61)	15	-25%
Other income, net	1	4	(3)	-75%

Loss before income taxes	(46)	(32)	(14)	44%
Income tax expense	(9)	(4)	(5)	—

Net loss	(55)	(36)	(19)	53%
Less: income attributable to noncontrolling interest	—	(1)	1	-100%

Net loss attributable to Warner Music Group Corp.	$(55)	$(37)	$(18)	49%

OIBDA

Our OIBDA decreased by $26 million to $64 million for the three months ended June 30, 2010 as compared to $90 million for the three months ended June 30, 2009. Expressed as a percentage of revenues, total OIBDA margin decreased from 12%, for the three months ended June 30, 2009, to 10%, for the three months ended June 30, 2010. Our OIBDA decrease was primarily driven by decreased revenues, severance charges primarily related to our international Recorded Music operations and lower variable compensation expense in the prior-year quarter, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense remained flat at $10 million for the three months ended June 30, 2010 and 2009.

Amortization expense

Amortization expense remained flat at $55 million for the three months ended June 30, 2010 and 2009.

Operating (loss) income

Our operating income decreased $26 million to an operating loss of $1 million, for the three months ended June 30, 2010 as compared to operating income of $25 million for the prior period. The decrease in operating income was primarily a result of the decrease in OIBDA noted above.

Interest expense, net

Our interest expense, net, decreased $15 million, or 25%, to $46 million for the three months ended June 30, 2010 as compared to $61 million for the three months ended June 30, 2009. The decrease was primarily driven by unamortized deferred financing fees of $18 million, which were written off during the prior-year quarter in connection with the repayment of our senior secured credit facility. The decrease was partially offset by the change in interest terms related to our refinancing in May 2009.

See “—Financial Condition and Liquidity” for more information.

Other income, net

Other income for the three months ended June 30, 2009 included gain on the sale of a building.

Income tax expense

We provided income tax expense of $9 million for the three months ended June 30, 2010 as compared to $4 million for the three months ended June 30, 2009. The increase in income tax expense primarily related to the increase in foreign earnings subject to tax in certain jurisdictions and the recording of $3 million of accruals relating to uncertain tax positions in various jurisdictions.

We are currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2007 through September 30, 2008. We expect that $5 million of the $10 million total accrual for uncertain tax positions as of June 30, 2010, will be paid during the next twelve months.

Net loss

Our net loss increased by $19 million, to a net loss of $55 million for the three months ended June 30, 2010 as compared to net loss of $36 million for the three months ended June 30, 2009. The increase was a result of decreased OIBDA, a gain on the sale of a building during the prior-year quarter and the increase in income tax expense noted above, which was partially offset by the decrease in interest expense.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Recorded Music
Revenue	$519	$632	$(113)	-18%
OIBDA	65	85	(20)	-24%
Operating income	$21	$39	(18)	-46%
Music Publishing
Revenue	$139	$148	$(9)	-6%
OIBDA	18	28	(10)	-36%
Operating income	$1	$11	$(10)	-91%
Corporate expenses and eliminations
Revenue	$(6)	$(7)	$1	14%
OIBDA	(19)	(23)	4	17%
Operating loss	$(23)	$(25)	$2	-8%
Total
Revenue	$652	$773	$(121)	-16%
OIBDA	64	90	(26)	-29%
Operating (loss) income	$(1)	$25	$(26)	—

Recorded Music

Revenues

Recorded Music revenues decreased by $113 million, or 18%, to $519 million for the three months ended June 30, 2010 from $632 million for the three months ended June 30, 2009 on both an as-reported and constant-currency basis. Prior to intersegment eliminations, Recorded Music revenues represented 79% and 81% of total revenues for the three months ended June 30, 2010 and 2009, respectively. U.S. Recorded Music revenues were $247 million and $284 million, or 48% and 45% of Recorded Music revenues for the three months ended June 30, 2010 and 2009, respectively. International Recorded Music revenues were $272 million and $348 million, or 52% and 55% of consolidated Recorded Music revenues for the three months ended June 30, 2010 and 2009, respectively.

This performance reflected a light release schedule, lower revenue from tours promoted by our European concert promotions business due to a stronger touring schedule in the prior-year quarter and the on-going impact from transitioning to digital from physical sales. The increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenues increased by $6 million, or 4%, for the three months ended June 30, 2010, largely due to continued global download growth partially offset by the timing of our release schedule and declines in mobile revenues primarily related to lower ringtone demand. Licensing revenues increased $3 million, or 6%, to $53 million for the three months ended June 30, 2010.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$129	$167	$(38)	-23%
Product costs	105	152	(47)	-31%
Licensing costs	19	17	2	12%

Total cost of revenues	$253	$336	$(83)	-25%

Recorded Music cost of revenues decreased $83 million, or 25%, for the three months ended June 30, 2010. The decrease was comprised of decreases in product costs of $47 million and artist and repertoire costs of $38 million partially offset by an increase of $2 million in licensing costs. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased from 53% for the three months ended June 30, 2009 to 49% for the three months ended June 30, 2010. The decrease in product costs was primarily the result of a stronger touring schedule for our European concert promotions business in the prior-year quarter and the change in mix from the sale of physical products to new forms of digital music. The decrease in artist and repertoire costs was driven by the timing of artist and repertoire spending and a benefit from increased recoupment on artists whose advances were previously written off. The increase in licensing costs was driven primarily by the increase in licensing revenue and changes in revenue mix.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$92	$89	$3	3%
Selling and marketing expense	97	112	(15)	-13%
Distribution expense	17	16	1	6%

Total selling, general and administrative expense	$206	$217	$(11)	-5%

(1)	Includes depreciation expense of $5 million and $6 million for the three months ended June 30, 2010 and 2009, respectively.

Recorded Music selling, general and administrative expense decreased $11 million, for the three months ended June 30, 2010. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned, the timing of our releases and the effect of continued cost-management efforts. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased from 34% for the three months ended June 30, 2009 to 40% for the three months ended June 30, 2010, driven by severance charges of $7 million taken during the current-year quarter primarily related to our international Recorded Music operations, as compared with $2 million taken during the prior-year quarter, and lower variable compensation expense in the prior-year quarter, partially offset by realization of cost savings from management initiatives taken in prior periods.

OIBDA and Operating Income

Recorded Music OIBDA was $65 million for the three months ended June 30, 2010 as compared to $85 million for the three months ended June 30, 2009. Recorded Music operating income included the following (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$65	$85	$(20)	-24%
Depreciation and amortization	(44)	(46)	2	-4%

Operating income	$21	$39	$(18)	-46%

Recorded Music OIBDA decreased by $20 million, or 24%, to $65 million for the three months ended June 30, 2010 compared to $85 million for the three months ended June 30, 2009. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin remained flat at 13% for the three months ended June 30, 2010 and 2009. Our OIBDA decrease was primarily driven by decreased revenues, severance charges primarily related to our international Recorded Music operations and lower variable compensation expense in the prior-year quarter, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs noted above.

Recorded Music operating income decreased by $18 million, due primarily to the decrease in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $9 million, or 6%, to $139 million for the three months ended June 30, 2010 compared to $148 million for the three months ended June 30, 2009. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $6 million, or 4% for the three months ended June 30, 2010. Music Publishing revenues represented 21% and 19% of consolidated revenue, for the three months ended June 30, 2010 and 2009, respectively. An increase in mechanical revenue was more than offset by decreases in performance, digital and synchronization revenues. The increase in mechanical revenue was due to higher physical recorded music royalties primarily related to Michael Jackson, Susan Boyle and Michael Bublé as well as a $7 million benefit from the shift to accrual-based accounting for a U.S.-based collection society. The decrease in performance revenues was driven by smaller contributions from the radio industry due to reductions in advertising spending. Digital revenue performance was impacted by the timing of cash collections. Synchronization revenue decreases were driven by the impact of the previously mentioned economic pressures on the film, TV production and advertising markets, which have resulted in decreased spending on song licensing, primarily in the U.S.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$104	$107	$(3)	-3%

Total cost of revenues	$104	$107	$(3)	-3%

Music Publishing cost of revenues decreased $3 million to $104 million for the three months ended June 30, 2010, from $107 million for the three months ended June 30, 2009. The decrease was driven primarily by our continued focus on directing current and future spending to publishing deals that maximize profitability. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 75% for the three months ended June 30, 2010 from 72% for the three months ended June 30, 2009, primarily as a result of changes in revenue mix as mechanical revenue tends to have a lower margin than synchronization, performance and digital revenue.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$18	$14	$4	29%

Total selling, general and administrative expense	$18	$14	$4	29%

(1)	Includes depreciation expense of $1 million for the three months ended June 30, 2010 and 2009.

Music Publishing selling, general and administrative expense increased to $18 million for the three months ended June 30, 2010 as compared with $14 million for the three months ended June 30, 2009, primarily as a result of increased professional fees. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 13% for the three months ended June 30, 2010 from 9% for the three months ended June 30, 2009.

OIBDA and Operating Income

Music Publishing operating income decreased to $1 million for the three months ended June 30, 2010 as compared to $11 million for the three months ended June 30, 2009. Music Publishing operating income includes the following (in millions):

	For the Three Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$18	$28	$(10)	-36%
Depreciation and amortization	(17)	(17)	—	—

Operating income	$1	$11	$(10)	-91%

Music Publishing OIBDA decreased $10 million to $18 million for the three months ended June 30, 2010 from $28 million for the three months ended June 30, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 13% and 19% for the three months ended June 30, 2010 and 2009, respectively. The decrease in OIBDA was due primarily to lower revenues, changes in revenue mix as mechanical revenue tends to have a lower margin than other Music Publishing revenue and the increase in professional fees noted above.

Music Publishing operating income decreased by $10 million due to the decrease in OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased from $23 million for the three months ended June 30, 2009 to $19 million for the three months ended June 30, 2010, primarily as a result of the realization of cost savings from management initiatives taken in prior periods.

Our operating loss from corporate expenses and eliminations decreased from $25 million for the three months ended June 30, 2009 to $23 million for the three months ended June 30, 2010.

Nine Months Ended June 30, 2010 Compared with Nine Months Ended June 30, 2009

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Revenue by Type
Physical and other	$1,138	$1,275	$(137)	-11%
Digital	530	485	45	9%
Licensing	168	168	—	—

Total Recorded Music	1,836	1,928	(92)	-5%
Mechanical	137	130	7	5%
Performance	155	166	(11)	-7%
Synchronization	73	76	(3)	-4%
Digital	41	38	3	8%
Other	8	9	(1)	-11%

Total Music Publishing	414	419	(5)	-1%
Intersegment elimination	(18)	(16)	(2)	13%

Total Revenue	$2,232	$2,331	$(99)	-4%

Revenue by Geographical Location
U.S. Recorded Music	$782	$867	$(85)	-10%
U.S. Publishing	153	159	(6)	-4%

Total U.S.	935	1,026	(91)	-9%
International Recorded Music	1,054	1,061	(7)	-1%
International Publishing	261	260	1	—

Total International	1,315	1,321	(6)	—
Intersegment eliminations	(18)	(16)	(2)	13%

Total Revenue	$2,232	$2,331	$(99)	-4%

Total Revenue

Total revenues decreased by $99 million, or 4%, to $2.232 billion for the nine months ended June 30, 2010 from $2.331 billion for the nine months ended June 30, 2009. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $179 million, or 7%, period-to-period. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenues for the nine months ended June 30, 2010 and 2009, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for the nine months ended June 30, 2010, respectively, compared to 44% and 56% for the nine months ended June 30, 2009, respectively.

Total digital revenues after intersegment eliminations increased by $43 million, or 8%, to $562 million for the nine months ended June 30, 2010 from $519 million for the nine months ended June 30, 2009. Total digital revenues represented 25% and 22% of consolidated revenues for the nine months ended June 30, 2010 and 2009, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2010 were comprised of U.S. revenues of $345 million, or 60% of total digital revenues, and international revenues of $226 million, or 40% of total digital revenues. Total digital revenues for the nine months ended June 30, 2009 were comprised of U.S. revenues of $340 million, or 65% of total digital revenues, and international revenues of $183 million, or 35% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $31 million, or 6%, for the nine months ended June 30, 2010.

Recorded Music revenues decreased by $92 million, or 5%, to $1.836 billion for the nine months ended June 30, 2010 from $1.928 billion for the nine months ended June 30, 2009. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $162 million, or 8%, for the nine months ended June 30, 2010. This performance reflected a light release schedule, the on-going impact from transitioning to digital from physical sales and continued general economic pressures. Economic pressures have resulted in decreased discretionary spending by consumers and a reduction by retailers in the amount of floor and shelf space dedicated to music. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album, the economic pressures described above and the ongoing issue of piracy. Digital revenues increased by $45 million, or 9%, for the nine months ended June 30, 2010, largely due to strong international download growth and moderate domestic download growth, offset by declines in mobile revenues primarily related to lower ringtone demand. Licensing revenues remained flat at $168 million for the nine months ended June 30, 2010 and 2009.

Music Publishing revenues decreased by $5 million to $414 million for the nine months ended June 30, 2010 from $419 million for the nine months ended June 30, 2009. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $15 million for the nine months ended June 30, 2010. The increases in mechanical and digital revenues were more than offset by decreases in performance, synchronization and other revenues. Performance revenue decreases were driven by smaller contributions from the radio industry due to reductions in advertising spending. Synchronization revenue decreases were driven by the impact of the previously mentioned economic pressures on the film, TV production and advertising markets, which have resulted in decreased spending on song licensing, primarily in the U.S. The increase in mechanical revenue was due to higher physical recorded music royalties primarily related to Michael Jackson, Susan Boyle and Michael Bublé as well as a $7 million benefit from the shift to accrual-based accounting for a U.S.-based collection society. The increase in digital revenue was primarily driven by growth in streaming and webcasting revenues.

Revenue by Geographical Location

U.S. revenues decreased by $91 million, or 9%, to $935 million for the nine months ended June 30, 2010 from $1.026 billion for the nine months ended June 30, 2009. The overall decline in the U.S. Recorded Music business reflected a light release schedule, the on-going impact from transitioning to digital from physical sales in the recorded music industry and the continued general economic pressures noted above.

International revenues decreased by $6 million to $1.315 billion for the nine months ended June 30, 2010 from $1.321 billion for the nine months ended June 30, 2009. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $86 million, or 6% for the nine months ended June 30, 2010. An increase in digital revenue, primarily as a result of growth in digital downloads, was more than offset by the contracting demand for physical product and licensing revenues. The contracting demand for physical product reflected a light release schedule, the on-going impact from transitioning to digital from physical sales in the recorded music industry and the continued general economic pressures noted above. Revenue growth in the U.K. was more than offset by weakness in France and Japan as well as other parts of Europe.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$724	$793	$(69)	-9%
Product costs	405	417	(12)	-3%
Licensing costs	57	59	(2)	-3%

Total cost of revenues	$1,186	$1,269	$(83)	-7%

Our cost of revenues decreased by $83 million, or 7%, to $1.186 billion for the nine months ended June 30, 2010 from $1.269 billion for the nine months ended June 30, 2009. Expressed as a percentage of revenues, cost of revenues were 53% and 54% for the nine months ended June 30, 2010 and 2009, respectively

Artist and repertoire costs decreased $69 million, or 9%, to $724 million for the nine months ended June 30, 2010 from $793 million for the nine months ended June 30, 2009. The decrease in artist and repertoire costs was driven by decreased revenues in the current period, a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off. Artist and repertoire costs as a percentage of revenues decreased from 34% for the nine months ended June 30, 2009 to 32% in the nine months ended June 30, 2010 as a result of the timing of our artist and repertoire spending and the factors noted above which were partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Product costs remained flat as a percentage of revenues at 18% for the nine months ended June 30, 2010 and 2009. The decrease in product costs was due primarily to the change in mix from the sale of physical products to new forms of digital music.

Licensing costs decreased $2 million, or 3%, to $57 million for the nine months ended June 30, 2010 from $59 million for the nine months ended June 30, 2009. Expressed as a percentage of licensing revenues, licensing costs decreased from 35% for the nine months ended June 30, 2009 to 34% for the nine months ended June 30, 2010 primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$415	$411	$4	1%
Selling and marketing expense	344	352	(8)	-2%
Distribution expense	52	49	3	6%

Total selling, general and administrative expense	$811	$812	$(1)	—

(1)	Includes depreciation expense of $28 million and $27 million for the nine months ended June 30, 2010, and 2009, respectively.

Total selling, general and administrative expense decreased by $1 million to $811 million for the nine months ended June 30, 2010 from $812 million for the nine months ended June 30, 2009. Expressed as a percentage of revenues, selling, general and administrative expenses increased from 35% for the nine months ended June 30, 2009 to 36% for the nine months ended June 30, 2010.

General and administrative expense increased by $4 million, or 1%, to $415 million for the nine months ended June 30, 2010 from $411 million for the nine months ended June 30, 2009. Expressed as a percentage of revenues, general and administrative expenses increased from 18% for the nine months ended June 30, 2009 to 19% for the nine months ended June 30, 2010, driven by severance charges taken during the current period primarily related to our international Recorded Music operations and lower variable compensation expense in the prior period, partially offset by realization of cost savings from management initiatives taken in prior periods.

Selling and marketing expense decreased by $8 million, or 2%, to $344 million for the nine months ended June 30, 2010 from $352 million for the nine months ended June 30, 2009, primarily as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 15% for the nine months ended June 30, 2010 and 2009.

Distribution expense increased by $3 million, or 6% to $52 million for the nine months ended June 30, 2010 from $49 million for the nine months ended June 30, 2009. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the nine months ended June 30, 2010 and 2009.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$263	$277	$(14)	-5%
Depreciation expense	(28)	(27)	(1)	4%
Amortization expense	(165)	(169)	4	-2%

Operating income	70	81	(11)	-14%
Interest expense, net	(143)	(146)	3	-2%
Gain on sale of equity-method investment	—	36	(36)	—
Gain on foreign exchange transaction	—	9	(9)	—
Impairment of cost-method investment	—	(29)	29	—
Impairment of equity-method investment	—	(10)	10	—
Other (expense) income, net	(2)	1	(3)	—

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Loss before income taxes	(75)	(58)	(17)	29%
Income tax expense	(24)	(30)	6	-20%

Net loss	(99)	(88)	(11)	13%
Less: loss attributable to noncontrolling interest	2	6	(4)	-67%

Net loss attributable to Warner Music Group Corp.	$(97)	$(82)	$(15)	18%

OIBDA

Our OIBDA decreased by $14 million to $263 million for the nine months ended June 30, 2010 as compared to $277 million for the nine months ended June 30, 2009. Expressed as a percentage of revenues, total OIBDA margin remained flat at 12% for the nine months ended June 30, 2010 and 2009. Our OIBDA decrease was primarily driven by decreased revenues and severance charges primarily related to our international Recorded Music operations, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decreases in artist and repertoire and product costs noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased $1 million, or 4%, to $28 million for the nine months ended June 30, 2010, from $27 million for nine months ended June 30, 2009.

Amortization expense

Amortization expense decreased by $4 million, or 2%, to $165 million for the nine months ended June 30, 2010. The decrease was primarily related to certain intangibles assets being fully amortized during the current period.

Operating income

Our operating income decreased $11 million, or 14%, to $70 million for the nine months ended June 30, 2010 as compared to $81 million for the prior period. The decrease in operating income was primarily due to the decline in OIBDA, partially offset by the decrease in amortization expense noted above.

Interest expense, net

Our interest expense, net, decreased $3 million, or 2%, to $143 million for the nine months ended June 30, 2010 as compared to $146 million for the nine months ended June 30, 2009. The decrease was primarily driven by unamortized deferred financing fees of $18 million, which were written off during the prior year in connection with the repayment of our senior secured credit facility. The decrease was partially offset by the change in interest terms related to our refinancing in May 2009.

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

Other (expense) income, net

Other expense, net for the nine months ended June 30, 2010 and 2009 includes net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. In addition, the prior-year period included a gain on the sale of a building.

Income tax expense

We provided income tax expense of $24 million for the nine months ended June 30, 2010 as compared to $30 million for the nine months ended June 30, 2009. The decrease in income tax expense primarily related to the decrease in foreign earnings subject to tax in certain jurisdictions and the implementation of new digital transfer pricing agreements.

We are currently under examination by the Internal Revenue Service for the fiscal years ended September 30, 2007 through September 30, 2008. We expect that $5 million of the $10 million total accrual for uncertain tax positions as of June 30, 2010, will be paid during the next twelve months.

Net loss

Net loss increased by $11 million, to a net loss of $99 million for the nine months ended June 30, 2010 as compared to a net loss of $88 million for the nine months ended June 30, 2009. The increase in net loss was driven primarily by our decrease in OIBDA partially offset by decreases in our amortization expense, income tax expense and interest expense during the nine months ended June 30, 2010. In addition, during the nine months ended June 30, 2009 we recorded gains on the sale of our remaining stake in Front Line Management, a foreign exchange transaction and the sale of a building, which were partially offset by impairments of equity and cost-method investments as discussed above.

Noncontrolling interest

Net loss attributable to noncontrolling interests for the nine months ended June 30, 2010 and 2009 was of $2 million and $6 million, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Recorded Music
Revenue	$1,836	$1,928	$(92)	-5%
OIBDA	227	237	(10)	-4%
Operating income	$95	$100	(5)	-5%

Music Publishing
Revenue	$414	$419	$(5)	-1%
OIBDA	101	105	(4)	-4%
Operating income	$48	$54	$(6)	-11%

Corporate expenses and eliminations
Revenue	$(18)	$(16)	$(2)	-13%
OIBDA	(65)	(65)	—	—
Operating loss	$(73)	$(73)	$—	—

Total
Revenue	$2,232	$2,331	$(99)	-4%
OIBDA	263	277	(14)	-5%
Operating income	$70	$81	$(11)	-14%

Recorded Music

Revenues

Recorded Music revenues decreased by $92 million, or 5%, to $1.836 billion for the nine months ended June 30, 2010 from $1.928 billion for the nine months ended June 30, 2009. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $162 million, or 8%, for the nine months ended June 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 82% of total revenues for the nine months ended June 30, 2010 and 2009. U.S. Recorded Music revenues were $782 million and $867 million, or 43% and 45% of Recorded Music revenues for the nine months ended June 30, 2010 and 2009, respectively. International Recorded Music revenues were $1.054 billion and $1.061 billion, or 57% and 55% of consolidated Recorded Music revenues for the nine months ended June 30, 2010 and 2009, respectively. This Recorded Music performance reflected a light release schedule, the on-going impact from transitioning to digital from physical sales in the recorded music industry and continued general economic pressures. Economic pressures have resulted in decreased discretionary spending by consumers and a reduction by retailers in the amount of floor and shelf space dedicated to music. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album, the economic pressures described above and the ongoing issue of piracy. These decreases were offset by an increase in digital revenues largely due to strong international download growth and moderate domestic download growth, which was offset by declines in mobile revenues primarily related to lower ringtone demand. Licensing revenues remained flat at $168 million for the nine months ended June 30, 2010.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$477	$542	$(65)	-12%
Product costs	405	415	(10)	-2%
Licensing costs	57	59	(2)	-3%

Total cost of revenues	$939	$1,016	$(77)	-8%

Recorded Music cost of revenues decreased $77 million, or 8%, for the nine months ended June 30, 2010. The decrease was comprised of decreases in artists and repertoire costs of $65 million, product costs of $10 million and licensing costs of $2 million. The decrease in artist and repertoire costs was driven by decreased revenues for the current period, a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off. The decrease in production costs was driven primarily by the decline of physical revenue partially offset by the change in revenue mix from the sale of physical products to new forms of digital music. Artist and repertoire costs decreased as a percentage of Recorded Music revenues to 26% in the nine months ended June 30, 2010 from 28% in the nine months ended June 30, 2009 as a result of the cost-recovery noted above, partially offset by higher royalty expense related to certain artist profit-sharing agreements.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$297	$295	$2	1%
Selling and marketing expense	338	347	(9)	-3%
Distribution expense	52	49	3	6%

Total selling, general and administrative expense	$687	$691	$(4)	-1%

(1)	Includes depreciation expense of $17 million and $16 million for the nine months ended June 30, 2010 and 2009, respectively.

Recorded Music selling, general and administrative expense decreased $4 million, or 1%, for the nine months ended June 30, 2010. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased from 36% for the nine months ended June 30, 2009 to 37% for the nine months ended June 30, 2010, respectively, driven by severance charges taken during the current period primarily related to our international Recorded Music operations, partially offset by the realization of cost savings from management initiatives taken in prior periods and our continued efforts to better align spending on selling and marketing expense with revenues earned.

OIBDA and Operating Income

Recorded Music OIBDA was $227 million for the nine months ended June 30, 2010 as compared to $237 million for the nine months ended June 30, 2009. Recorded Music operating income included the following (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$227	$237	$(10)	-4%
Depreciation and amortization	(132)	(137)	5	-4%

Operating income	$95	$100	$(5)	-5%

Recorded Music OIBDA decreased by $10 million, or 4%, to $227 million for the nine months ended June 30, 2010 compared to $237 million for the nine months ended June 30, 2009. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA remained flat at 12% for the nine months ended June 30, 2010 and 2009. Our OIBDA decrease was primarily driven by decreased revenues and severance charges primarily related to our international Recorded Music operations, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs noted above.

Recorded Music operating income decreased by $5 million, or 5% due to the decrease in OIBDA described noted, partially offset by the decrease in amortization expense.

Music Publishing

Revenues

Music Publishing revenues decreased by $5 million to $414 million for the nine months ended June 30, 2010 compared to $419 million for the nine months ended June 30, 2009. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased $15 million, or 3% for the nine months ended June 30, 2010. Music Publishing revenues represented 19% and 18% of consolidated revenue, for the nine months ended June 30, 2010 and 2009, respectively. International Music Publishing revenues were $261 million and $260 million, or 63% and 62% of consolidated Music Publishing revenues for the nine months ended June 30, 2010 and 2009, respectively. U.S. Music Publishing revenues were $153 million and $159 million, or 37% and 38% of consolidated Music Publishing revenues for the nine months ended June 30, 2010 and 2009, respectively. The increases in mechanical and digital revenues were more than offset by decreases in performance and synchronization and other revenues. Performance revenue decreases were driven by smaller contributions from the radio industry due to reductions in advertising spending. Synchronization revenue decreases were driven by the impact of the previously mentioned economic pressures on the film, TV production and advertising markets, which have resulted in decreased spending on song licensing, primarily in the U.S. The increase in mechanical revenue was due to higher physical recorded music royalties primarily related to Michael Jackson, Susan Boyle and Michael Bublé as well as a $7 million benefit from the shift to accrual-based accounting for a U.S.-based collection society. The increase in digital revenue was primarily driven by growth in streaming and webcasting revenues.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
Artist and repertoire costs	$265	$271	$(6)	-2%

Total cost of revenues	$265	$271	$(6)	-2%

Music Publishing cost of revenues decreased by $6 million for the nine months ended June 30, 2010, driven primarily by an adjustment in royalty reserves and our continued focus to direct current and future spending on publishing deals that maximize profitability. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues was 64% and 65% for the nine months ended June 30, 2010 and 2009, respectively.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
General and administrative expense (1)	$51	$46	$5	11%

Total selling, general and administrative expense	$51	$46	$5	11%

(1)	Includes depreciation expense of $3 million for the nine months ended June 30, 2010 and 2009, respectively.

Music Publishing selling, general and administrative expense increased to $51 million for the nine months ended June 30, 2010 as compared with $46 million for the nine months ended June 30, 2009, primarily as a result of increased professional fees. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 12% for the nine months ended June 30, 2010 from 11% for the nine months ended June 30, 2009.

OIBDA and Operating Income

Music Publishing operating income decreased to $48 million for the nine months ended June 30, 2010, from $54 million for the nine months ended June 30, 2009. Music Publishing operating income includes the following (in millions):

	For the Nine Months Ended June 30,		2010 vs 2009
	2010	2009	$ Change	% Change
OIBDA	$101	$105	(4)	-4%
Depreciation and amortization	(53)	(51)	(2)	4%

Operating income	$48	$54	$(6)	-11%

Music Publishing OIBDA decreased by $4 million, or 4%, to $101 million for the nine months ended June 30, 2010 from $105 million for the nine months ended June 30, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was 24% and 25% for the nine months ended June 30, 2010 and 2009, respectively. The decrease in OIBDA was due primarily to lower revenues, changes in revenue mix as mechanical revenue tends to have a lower margin than other Music Publishing revenue and the increases in professional fees noted above.

Music Publishing operating income decreased by $6 million due to the decrease in OIBDA and increase in amortization expense noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations remained flat at $65 million for both the nine months ended June 30, 2010 and 2009.

Our operating loss from corporate expenses and eliminations remained flat at $73 million for both the nine months ended June 30, 2009 and 2010.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2010, we had $1.936 billion of debt, $400 million of cash and equivalents (net debt of $1.536 billion, defined as total debt less cash and equivalents and short-term investments) and a $228 million Warner Music Group Corp.’s shareholders’ deficit. This compares to $1.939 billion of debt, $384 million of cash and equivalents (net debt of $1.555 billion, defined as total debt less cash and equivalents and short-term investments) and a $143 million shareholders’ deficit at September 30, 2009. Net debt decreased by $19 million as a result of (i) an $11 million decrease related to the impact of foreign exchange rates on our Sterling-denominated Senior Subordinated Notes and (ii) a $16 million increase in cash and equivalents offset by (iii) a $3 million increase related to the accretion on our Senior Secured Notes and (iv) a $5 million increase related to the accretion on our Holdings Discount Notes as more fully described below.

The $85 million increase in shareholders’ deficit during the nine months ended June 30, 2010 consisted of $97 million of net loss for the nine months ended June 30, 2010, offset by foreign currency exchange movements of $5 million and $7 million of stock compensation expense.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2010 and 2009 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following in millions:

	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
Cash provided by (used in):
Operating activities	$100	$198
Investing activities	(61)	98
Financing activities	(2)	(343)

Operating Activities

Cash provided by operations was $100 million for the nine months ended June 30, 2010 compared to cash provided by operations of $198 million for the nine months ended June 30, 2009. The $98 million decrease primarily related to the variable timing of our working capital requirements related to timing of sales and collections in the period, which included an expected increase in cash paid for interest. Following our May 2009 refinancing, all of our cash interest payments are made semi-annually in the first and third quarters of the fiscal year. We previously made quarterly interest payments under our senior secured credit facility, which was retired in May 2009. Also included in the current period cash interest was $12 million related to the Holdings Discount Notes, which accreted to their full principal amount due at maturity on December 15, 2009. We made initial cash interest payments on the Holdings Discount Notes in June 2010. As a result, cash interest amounted to $169 million as compared to $109 million for the nine months ended June 30, 2010 and 2009, respectively. These decreases were partially offset by a decrease in cash paid for taxes.

Investing Activities

Cash used in investing activities was $61 million for the nine months ended June 30, 2010 as compared to cash provided by investing activities of $98 million for the nine months ended June 30, 2009. The $61 million of cash used in investing consisted of cash used to acquire music publishing rights of $39 million, cash used for acquisitions totaling $1 million, net of cash acquired and capital expenditures of $30 million primarily related to software infrastructure improvements, offset by $9 million of cash proceeds received in connection with the sale of our equity investment in lala media, inc. The $98 million of cash provided by investing activities in the nine months ended June 30, 2009 consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million and proceeds from the sale of a building of $8 million, offset by $15 million in capital expenditures, cash used for acquisitions totaling $14 million and $8 million of cash used to acquire music publishing rights.

Financing Activities

Cash used in financing activities was $2 million and $343 million for the nine months ended June 30, 2010 and 2009, respectively. The $2 million of cash used in financing activities in the nine months ended June 30, 2010 consisted of distributions to our noncontrolling interest holders. The $343 million of cash used in financing activities in the nine months ended June 30, 2009 consisted of the full repayment of the senior credit facility of $1.371 billion, our quarterly repayments of principal on our senior secured credit facility of $8 million and $23 million of financing fees related to the Senior Secured Notes, offset by $1.059 billion of net proceeds from the issuance of the Senior Secured Notes.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations and available cash and equivalents and short-term investments. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends or repurchases of our outstanding notes or common stock in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of June 30, 2010, our long-term debt consisted of $1.1 billion aggregate principal amount of Senior Secured Notes less unamortized discount of $36 million, $614 million of Acquisition Corp. Senior Subordinated Notes and $258 million of Holdings Discount Notes.

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

Holdings Discount Notes

As of June 30, 2010, Holdings had $258 million of debt represented by the Holdings Discount Notes. The Holdings Discount Notes were issued at a discount and had an initial accreted value of $630.02 per $1,000 principal amount at maturity. Prior to December 15, 2009, no cash interest payments accrued. However, interest accrued on the Holdings Discount Notes in the form of an increase in the accreted value of such notes such that the accreted value of the Holdings Discount Notes equaled the principal amount at maturity of $258 million on December 15, 2009. Thereafter, cash interest on the Holdings Discount Notes is payable semi-annually at a fixed rate of 9.5% per annum with the initial cash interest payment paid on June 15, 2010. The Holdings Discount Notes mature on December 15, 2014.

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

Acquisition Corp. and Holdings may make additional restricted payments using certain other exceptions provided for in the indentures governing the Acquisition Corp. Senior Subordinated Notes, the Senior Secured Notes and Holdings Discount Notes. In addition, as of June 30, 2010, we had $176 million of cash at Warner Music Group Corp., which is unrestricted by any indenture covenants.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $91 million and $135 million have been established at June 30, 2010 and September 30, 2009, respectively. The ratio of our receivable allowances to gross accounts receivables was approximately 20% at both June 30, 2010 and September 30, 2009.

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

Conversely, pursuant to ASC 605-45, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

•	the supplier (not the Company) is responsible for providing the product or service to the customer;

•	the supplier (not the Company) has latitude in establishing prices;

•	the amount we earn is fixed;

•	the supplier (not the Company) has credit risk; and

•	the supplier (not the Company) has general inventory risk for a product before it is sold.

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

We had $343 million and $380 million of advances in our balance sheet at June 30, 2010 and September 30, 2009, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

As discussed in Note 18 to our audited consolidated financial statements for the fiscal year ended September 30, 2009, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates. As of June 30, 2010, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2009.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our U.S. companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, and Australian dollar. During the three months ended June 30, 2010, we had outstanding hedge contracts for the sale of $187 million and the purchase of $102 million of foreign currencies at fixed rates. During the current-year quarter, certain of our foreign exchange contracts expired and new foreign exchange contracts were renewed with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2010, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $9 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

We are exposed to foreign currency exchange rate risk with respect to our £100 million principal amount of Sterling-denominated notes that were issued in April 2004. These sterling notes mature on April 15, 2014. As of June 30, 2010, these sterling notes had a carrying value of approximately $149 million. Based on the principal amount of Sterling-denominated notes outstanding as of June 30, 2010 and assuming that all other market variables are held constant (including the level of interest rates), a 10% weakening or strengthening of the U.S. dollar compared to the British pound sterling would not have an impact on the fair value of these sterling notes, since these notes are completely hedged as of June 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes, other than as noted below, in our Internal Controls over financial reporting or other factors during the period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during the first quarter of fiscal 2009 with a third-party service provider to outsource a significant portion of our IT functions. We began transitioning work to the service provider in December 2008, and we completed the transition during the current period. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during the third quarter of fiscal 2009 with a third-party service provider to outsource certain accounting and finance functions. We began transitioning work to the service provider in April 2009, and the transition was substantially completed by April 2010. The outsourcing arrangements are expected to enhance the cost efficiency of these administrative functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. We anticipate that internal controls over financial reporting could be further impacted in the future as these outsourced functions benefit from expected innovations and improvements from our service providers.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to whether the practices of industry participants concerning the pricing of digital music downloads violate Section 1 of the Sherman Act, New York State General Business Law §§ 340 et seq., New York Executive Law §63(12), and related statutes. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a request for information in the form of a Civil Investigative Demand as to whether its activities relating to the pricing of digitally downloaded music violate Section 1 of the Sherman Act. Both investigations have now been closed. Subsequent to the announcements of the above governmental investigations, more than thirty putative class action lawsuits concerning the pricing of digital music downloads were filed. On August 15, 2006, the Judicial Panel on Multidistrict Litigation consolidated these actions for pre-trial proceedings in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. All defendants, including us, filed a motion to dismiss the consolidated amended complaint on July 30, 2007. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. On November 20, 2008, plaintiffs filed a Notice of Appeal from the order of the District Court to the Circuit Court for the Second Circuit. Oral argument took place before the Second Circuit Court of Appeals on September 21, 2009. On January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings. On January 27, 2010, all defendants, including the Company, filed a petition for rehearing en banc with the Second Circuit. On March 26, 2010, the Second Circuit denied the petition for rehearing en banc. The Company intends to continue to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Any litigation the Company may become involved in as a result of the inquiries of the Attorney General of the State of New York and the Department of Justice, regardless of the merits of the claim, could be costly and divert the time and resources of management.

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

On June 30, 2010, we had $1.018 billion of goodwill and $100 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. We tested our goodwill and other indefinite-lived intangible assets for impairment in the fourth quarter of fiscal 2009 and concluded that such assets were not impaired. We continue to believe that conclusion is appropriate. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ deficit could be adversely affected.

We also had $1.143 billion of definite-lived intangible assets at June 30, 2010. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ deficit.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 54% and 58% of our revenues related to operations in foreign territories for the three and nine months ended June 30, 2010. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2010, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates for the next fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York in 2009 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of seven years which term may be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices, potentially affecting the duration of artist contracts. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) of Section 2855 and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the Acquisition, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact.

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

Our reliance on one company for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and most of Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

Cinram is currently our exclusive supplier of manufacturing, packaging and physical distribution services in the U.S. and Canada and most of Europe (with the exception of artwork production and packaging provided by Ivy Hill, which was sold by Cinram to Multi Packaging Solutions in 2009). Accordingly, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or was unable to otherwise continue to provide services, we would have difficulty satisfying our commitments to our wholesale and retail customers in the short term, which could have an adverse impact on our revenues. In 2010, Moody’s Investor Service and Standard & Poor’s both downgraded Cinram’s debt ratings due to Cinram’s announcement that it had received notice from a significant customer that the customer exercised its option to terminate its service agreements in July 2010. Cinram will have to refinance its credit facility when it comes due in May 2011. Any inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels, and there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

On March 13, 2007, we entered into amendments to our existing manufacturing, packaging and physical distribution arrangements with Cinram for our physical products in the U.S. and Canada and most of Europe. Cinram remains our exclusive supplier of manufacturing, packaging and physical distribution services in the U.S. and Canada and most of Europe. The terms of the Cinram agreements remain substantially the same as the terms of the original agreements. We believe that the terms of these agreements, as amended, continue to reflect market rates. The agreements, as amended, now expire on December 31, 2010.

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

We are highly leveraged. As of June 30, 2010, our total consolidated indebtedness was $1.936 billion.

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

The market price of our common stock could decline as a result of sales of a large number of shares of common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of June 30, 2010, we had approximately 154.7 million shares of common stock outstanding. Approximately 93.3 million shares are held by the Current Investor Group and are eligible for resale from time to time, subject to contractual and Securities Act restrictions. The Current Investor Group has the ability to cause us to register the resale of their shares and certain other holders of our common stock, including members of our management and certain other parties that have piggyback registration rights, will be able to participate in such registration. In addition, in 2005, we registered approximately 8.3 million shares of restricted common stock and approximately 8.4 million shares underlying options issued and securities that may be issued in the future pursuant to our benefit plans and arrangements on registration statements on Form S-8. Shares registered on these registration statements on Form S-8 may be sold as provided in the respective registration statements on Form S-8. In April 2008, we registered an additional 16.5 million shares underlying options issued, and securities that might be issued in the future pursuant to our benefit plans and arrangements, on an additional Form S-8.

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

Lime Wire Decision

In an Order dated May 11, 2010 (and amended May 25, 2010), the U.S. District Court for the Southern District of New York granted in part the motion for summary judgment in the Lime Wire case filed by the plaintiffs (the four major recorded music groups, including us). Lime Wire is the world’s most widely used peer-to-peer (P2P) file-sharing client. The Lime Wire client is the creation of Mark Gorton, who was Lime Wire’s CEO when the company released the client in 2000. The court held that Lime Wire, Lime Group (which until 2005 owned almost all of Lime Wire), and Mark Gorton (personally) all are liable for secondary copyright infringement. The court applied the standard set by the Supreme Court in the Grokster decision and held that all three defendants intentionally induced direct infringement by Lime Wire users. A jury trial will take place in January 2011 to determine, among other things, what the size of the damages award will be.

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

In January 2009, the Paris public prosecutor formally recommended that no charges be filed and that Mr. Bronfman not be referred for trial. On October 22, 2009, the investigating magistrate rejected the prosecutor’s recommendation and released an order referring for trial Mr. Bronfman and six other individuals, including the former CEO, CFO and COO of Vivendi. While the inquiry encompassed various issues, Mr. Bronfman was referred for trial solely with respect to certain trading in Vivendi stock. The trial concluded on June 25, 2010 and the court has announced that it will deliver its verdict on November 19, 2010. At the trial, the public prosecutor argued that Mr. Bronfman and all of the other defendants in the trial should be acquitted. In addition, the lead civil claimant in the case, APPAC, stated that it believed Mr. Bronfman should be acquitted. The outcome of the trial and any subsequent proceedings with respect to Mr. Bronfman is uncertain at this time. Mr. Bronfman believes that his trading in Vivendi stock was at all times proper.

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

August 5, 2010

WARNER MUSIC GROUP CORP.

By:	/S/ EDGAR BRONFMAN, JR.
Name:	Edgar Bronfman, Jr.
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/S/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)