Form 10-K
period 2011-09-30
Warner Music Group Corp.
filed 2011-12-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of December 8, 2011 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is owned by AI Entertainment Holdings LLC (formerly Airplanes Music LLC), which is an affiliate of Access Industries, Inc.

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

Explanatory Note

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”) and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

On July 20, 2011, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”).

On July 20, 2011, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. We continue to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing our outstanding indebtedness.

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and from October 1, 2010 to July 19, 2011 (“Predecessor”). Successor period and the Predecessor periods are presented on different bases and are, therefore, not comparable. However, we have also combined results for the Successor and Predecessor periods for 2011 in the presentations below (and presented as the results for the “twelve months ended September 30, 2011”) because, although such presentation is not in accordance with GAAP, we believe that it enables a meaningful comparison of results. The combined operating results have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and the transactions related to the Merger and may not be predictive of future results of operations.

Our Company

We are one of the world’s major music content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $2.869 billion during the twelve months ended September 30, 2011.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads, streaming, and ringtones) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 28 of the top 100 best selling albums in the U.S. of all time. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, sponsorships, touring and artist management. We often refer to these rights as “expanded rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.344 billion during the twelve months ended September 30, 2011.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles. We hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $544 million during the twelve months ended September 30, 2011.

Our Business Strengths

We believe the following competitive strengths will enable us to grow our revenue and increase our margins and cash flow and to continue to generate recurring revenue through our diverse base of Recorded Music and Music Publishing assets:

Evergreen Catalog of Recorded Music Content, Library of Classic Songs and Vibrant Roster of Recording Artists and Songwriters. We believe the depth and quality of our Recorded Music catalog and Music Publishing library stand out with a collection of owned and controlled evergreen recordings and songs that generate steady cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our roster of recording artists and songwriters and our recent successes in our Recorded Music and Music Publishing businesses. We believe our relative size, the strength and experience of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit recordings and songs and our A&R skills will help us continue to generate steady cash flows.

Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our Recorded Music catalog and our Music Publishing library and new recordings and songs from our roster of recording artists and songwriters. In any given year, only a small percentage of our total revenue depends on recording artists and songwriters without an established track record and our revenue base does not depend on any single recording artist, songwriter, recording or song. We have built a large and diverse catalog of recordings and songs that covers a wide breadth of musical styles, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. Continuing to enter into additional expanded-rights deals will further diversify the revenue base of our Recorded Music business.

Flexible Cost Structure With Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which further allows us to respond to changing industry conditions. The vast majority of our contracts cover multiple deliverables, most of which are only deliverable at our option. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable latitude in managing our expenses. In addition, our capital expenditure requirements are predictable. We had an increased level of capital expenditures in fiscal year 2010 and 2011 as a result of several information technology infrastructure projects, including the delivery of an SAP enterprise resource planning application in the U.S. for fiscal year 2011 and improvements to our royalty systems for fiscal year 2012. We continue to seek sensible opportunities to convert fixed costs to variable costs (such as the sale of our CD and DVD manufacturing, packaging and physical distribution operations in 2003) and to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs. We also continue to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. In addition, we continue to look for opportunities to outsource additional back-office functions where it can make us more efficient, increase our capabilities and lower our costs.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital downloads of single audio tracks and albums, digital subscription services, interactive webcasting, video streaming and downloads and mobile music, in the form of ringtones, ringback tones and full-track downloads. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels, including through internet cloud-based services, establishing a strong partnership portfolio and developing innovative products and initiatives to further leverage our content and rights. For the twelve months ended September 30, 2011, digital revenue represented approximately 33% of our Recorded Music revenue.

We believe that product innovation is crucial to digital growth. We have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the company aimed at leveraging our assets to drive creative product development. Through our digital initiatives we have established strong relationships with our customers, developed new products and become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Diversified, Growing and Higher-Margin Revenue Streams through Expanded-Rights Deals. We have been expanding our relationships with recording artists to partner with them in other areas of their careers by entering into expanded-rights, or 360°, deals. Under these arrangements, we participate in sources of revenue outside of the recording artist’s record sales, such as live performances, merchandising, fan clubs, artist management and sponsorships. These opportunities have allowed us, and we believe will continue to allow us, to further diversify our revenue base and offset declines in revenue from physical record sales over time. Expanded- rights deals allow us to leverage our existing brand management infrastructure, generating higher incremental margins. As of the end of fiscal year 2011, we had expanded-rights deals in place with over 50% of our active global Recorded Music roster. The vast majority of these agreements have been signed with recording artists in the early stages of their careers. As a result, we expect the revenue streams derived from these deals to increase in value over time as we help recording artists on our active global Recorded Music roster gain prominence.

Experienced Management Team and Strategic Investor. We have a strong management team that includes executives with a successful record of managing transitions in the recorded music industry. Edgar Bronfman, Jr., who currently serves as our Chairman of the Board, Lyor Cohen, who currently serves as our Chairman and CEO, Recorded Music, and many other members of top management have been with our company since its acquisition from Time Warner in 2004. Since that time, we have successfully implemented an A&R strategy that focuses on the return on investment (ROI) for each artist and songwriter. Our management team has also delivered strong results in our digital business, which, along with our efforts to diversify our revenue mix, is helping us transform our company. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. Stephen Cooper, who was appointed as our CEO in August 2011, has over 30 years of experience as a financial advisor, and has served as chairman or chief executive officer of various businesses. In connection with the appointment of Mr. Cooper as CEO, Mr. Bronfman was appointed Chairman in order to focus on strategy and growth opportunities. Mr. Bronfman has informed the Board of Directors that due to other commitments he intends to step down as Chairman, effective January 31, 2012. Subsequent to January 31, 2012, Mr. Bronfman will remain a director of the Company and a new Chairman will be appointed in due course. In January 2011, Cameron Strang was appointed CEO of our Music Publishing business following our purchase of Southside Independent Music Publishing, a company he founded in 2004.

In addition, following the consummation of the Merger, we believe we will benefit from the extensive investment experience of our strategic owner, Access, a privately held, U.S.-based industrial group founded by Len Blavatnik. Access is a long-term, strategic investor with significant equity stakes in businesses with combined annual revenues of over $90 billion. Access has partnered with strong, proven management teams to provide strategic direction in its relationships with existing and previously owned companies.

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

Capitalize on Digital Distribution Emerging digital formats should continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music content presents significant promise and opportunity for the music industry. Digital tracks and albums are not only reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives. Legitimate digital music is easy to use, fosters discovery, presents gift options, offers uncorrupted, high-quality song files and integrates seamlessly with popular portable music players such as Apple’s iPod/iPhone/iPad devices and smartphones which run on operating systems such as Google’s Android, RIM’s Blackberry and Microsoft’s Windows. Research conducted by NPD in December 2010 shows that legitimate digital music offerings are driving additional uptake. More than 40% of U.S. Internet consumers age 13+ who started buying or bought more digital albums in the year covered by the survey, and more than 30% who started buying or bought more digital tracks, did so in order to get content for their portable devices. Approximately 20%—30% of these consumers did so because it was easy to find music through digital music stores and services, because they had established a level of comfort with purchasing music through such services, and because they discovered more music through them; about a quarter received a digital gift card, or more digital gift cards than in the past, which encouraged such purchasing. We believe digital distribution will drive incremental Recorded Music catalog sales given the ability to offer enhanced presentation and searchability of our catalog.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. Our research conducted in late 2009 shows that the average U.S. consumer actively uses 3.6 different means of consuming music, with online video services like YouTube and online radio services like Pandora having emerged as key outlets for music. Research conducted by NPD in December 2010 shows that more than two out of every five U.S. Internet consumers age 13+ listened to music via an online video site in the period covered by the 2010 survey, and more than a third listened to music via an online radio service. In addition, with worldwide smartphone users expected to reach nearly 1.4 billion by 2015, we expect that the mobile platform will represent an area of significant opportunity for music content. Figures from comScore’s September 2011 MobiLens data release show that the uptake of music among users of such phones is significant: three-month averages through September 2011 found that 45% of existing smartphone users in the U.S. and 41% of their counterparts across five major European territories (the U.K., Germany, France, Spain and Italy) listened to music downloaded and stored or streamed on their handsets from services such as iTunes, Pandora, iHeartRadio, Deezer, and Spotify in the periods covered by monthly surveys. We believe that demand for music-related products, services and applications that are optimized for smartphones as well as devices like Apple’s iPad will continue to grow with the continued development of these platforms.

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

Focus on Continued Management of Our Cost Structure. We will continue to maintain a disciplined approach to cost management in our business and to pursue additional cost-savings with a focus on aligning our cost structure with our strategy and optimizing the implementation of our strategy. As part of this focus, we will continue to monitor industry conditions to ensure that our business remains aligned with industry trends. We will also continue to aggressively shift resources from our physical sales channels to efforts focused on digital distribution and other new revenue streams. As digital revenue makes up a greater portion of total revenue, we will manage our cost structure accordingly. In addition, we will continue to look for opportunities to convert fixed costs to variable costs through outsourcing certain functions. Our outsourcing initiatives are another component of our ongoing efforts to monitor our costs and to seek additional cost savings. As of the completion of our Merger on July 20, 2011, we have targeted cost-savings over the next nine fiscal quarters of $50 million to

$65 million based on identified cost-savings initiatives and opportunities, including targeted savings expected to be realized as a result of shifting from a public to a private company, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and international efforts to preserve the value of music copyrights. We also believe technologies geared towards degrading the illegal filesharing process and tracking the source of pirated music offer a means to reduce piracy. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy.

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

Since 1970, we have operated our Recorded Music business internationally through Warner Music International (“WMI”). WMI is responsible for the sale and marketing of our U.S. recording artists abroad as well as the discovery and development of international recording artists. Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as the acquisition of a majority interest in Word Entertainment in 2002, our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 (we also acquired the remaining interest in Roadrunner in 2010) and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog in 2007 and Southside Independent Music Publishing and 2011.

In 2004, an investor group consisting of Thomas H. Lee Partners L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), Providence Equity Partners, Inc. and its affiliates (“Providence Equity”) and Music Capital Partners L.P. (collectively, the “Investor Group”) acquired Warner Music Group from Time Warner Inc. (“Time Warner”) (the “2004 Acquisition”). Warner Music Group became the only stand-alone music content company with publicly traded common stock in the U.S. in May 2005.

In July 2011, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), which is an affiliate of Access, acquired Warner Music Group and our common stock was delisted from the New York stock exchange.

Recorded Music (81%, 82% and 82% of consolidated revenues, before intersegment eliminations, for the twelve months ended September 30, 2011 and in each of fiscal years ended September 30, 2010 and September 30, 2009)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists.

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

Many of our recording artists have continued to appeal to audiences long after we cease to release their new recordings. We have an efficient process for generating continued sales across our catalog releases, as evidenced by the fact that catalog usually generates more than 40% of our recorded music album sales on a unit basis in the U.S. in a typical year. Relative to our new releases, we spend comparatively small amounts on marketing for catalog sales.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

3Oh!3	Donkeyboy	Killswitch Engage	Notorious B.I.G.	Stone Sour
Avenged Sevenfold	The Doors	Mark Knopfler	Paolo Nutini	Sublime with Rome
A-Ha	Eagles	Kobukuro	Panic At the Disco	Superfly
The Baseballs	Missy Elliott	Korn	Pantera	Billy Talent
Jeff Beck	The Enemy	k.d. lang	Paramore	Mariya Takeuchi
Bee Gees	Enya	Lenny Kravitz	Sean Paul	Serj Tankian
Big & Rich	Estelle	Larry the Cable Guy	Laura Pausini	Rod Stewart
The Black Keys	Lupé Fiasco	Hugh Laurie	Pendulum	The Streets
Black Sabbath	Flaming Lips	Led Zeppelin	Tom Petty	Theory of a Deadman
B.o.B	Fleetwood Mac	Ligabue	Christina Perri	Rob Thomas
Miguel Bosé	Flo Rida	Linkin Park	Plan B	Rush
James Blunt	Peter Fox	Theophilus London	Plies	T.I.
Michelle Branch	Aretha Franklin	Lynyrd Skynyrd	Primal Scream	Trans-Siberian Orchestra
Bruno Mars	Foreigner	Christophe Maé	The Ramones	Randy Travis
Michael Bublé	Genesis	Maná	The Ready Set	Trey Songz
The Cars	Gloriana	Mastodon	Red Hot Chili Peppers	Twisted Sister
Cee Lo Green	Gnarls Barkley	matchbox twenty	R.E.M.	Uncle Kracker
Tracy Chapman	Goo Goo Dolls	MC Solaar	Damien Rice	Van Halen
Ray Charles	Josh Groban	Metallica	Rumer	Paul Wall
Cher	Grateful Dead	Bette Midler	Todd Rundgren	Westernhagen
Chicago	Green Day	Luis Miguel	Alejandro Sanz	White Stripes
Eric Clapton	Gucci Mane	Janelle Monáe	Jill Scott	Wilco
Biffy Clyro	Gym Class Heroes	The Monkees	Seal	Wiz Khalifa
Cobra Starship	Halestorm	Alanis Morissette	Seeed	The Wombats
Phil Collins	Johnny Hallyday	Jason Mraz	Ed Sheeran	Neil Young
Alice Cooper	Emmylou Harris	Muse	Blake Shelton	Youssou N’Dour
The Corrs	Hard-Fi	Musiq Soulchild	Shinedown	Zac Brown Band
Crosby, Stills & Nash	Don Henley	My Chemical Romance	Simple Plan	ZZ Top
Death Cab for Cutie	Faith Hill	Nek	Skillet
Deftones	Hugh Laurie	New Boyz	Slipknot
Jason Derulo	Iyaz	New Order	The Smiths
DEVO	Jaheim	Never Shout Never	Regina Spektor
Disturbed	Katherine Jenkins	Nickelback	Staind
Alesha Dixon	Kid Rock	Stevie Nicks	Stone Temple Pilots

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

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work and coordinating promotion of albums to radio and television outlets. For example, we have partnered with MTV Music Group to give MTV Networks exclusive rights to sell ad inventory around our music video content in the U.S. across MTV Music Group’s digital properties and mobile services, as well as on our artist sites and third-party affiliate sites. Through the partnership, our artists are able to promote their music through MTV Music Group’s content channels (MTV Networks, VH1 etc.) including on the network’s Unplugged series, VH1’s Behind the Music and CMT’s Crossroads. We also continue to experiment with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing album assets with other assets, such as bonus tracks and music videos. Digital distribution channels create greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

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

Manufacturing, Packaging and Physical Distribution

Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”) is currently our primary supplier of manufacturing, packaging and physical distribution services in the U.S., Canada and most of Europe. We believe that the pricing terms of our Cinram agreements reflect market rates. Pursuant to the terms of our agreement with Cinram, we have the option to use third-party vendors for up to a certain percentage of the volume provided to us during the 2010 calendar year by Cinram (and up to a higher percentage upon the occurrence of certain events). We also have arrangements with other suppliers and distributors as part of our manufacturing, packaging and physical distribution network throughout the rest of the world.

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

Music Publishing (19% of consolidated revenues, before intersegment eliminations, for the twelve months ended September 30, 2011 and 18% of consolidated revenues, before intersegment eliminations, in each of fiscal years ended September 30, 2010 and September 30, 2009)

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our music publishing business garners a share of the revenues generated from use of the song.

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, we acquired Southside Independent Music Publishing, a leading independent music publishing catalog, further adding to Warner/Chappell’s catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. We have subsequently continued to expand our production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010 and 615 Music in 2011.

Music Publishing Portfolio

Representative Songwriters

Michelle Branch	James Otto	T.I.
Michael Bublé	Johnny Mercer	Timbaland
Eric Clapton	George Michael	Van Halen
Bryan-Michael Cox	Van Morrison	Kurt Weill
Dido	Muse	Barry White
Dream	Tim Nichols	John Williams
Kenneth Gamble and Leon Huff	Nickelback	Lucinda Williams
George and Ira Gershwin	Harry Nilsson	Rob Zombie
Green Day	Paramore
Dave Grohl	Katy Perry
Don Henley	Plain White T’s
Michael Jackson	Cole Porter
Claude Kelly	Radiohead
Lady Antebellum	The Ramones
Led Zeppelin	R.E.M.
Lil Wayne	Damien Rice
Little Big Town	Alejandro Sanz
Madonna	Stephen Sondheim
Maná	Staind

Representative Songs

1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday To You	I Only Want To Be With You	Ain’t No Stopping Us Now
Night And Day	When A Man Loves A Woman	For The Love Of Money
The Lady Is A Tramp	I Got A Woman	A Horse With No Name
Too Marvelous For Words	People Get Ready	Moondance
Dancing In The Dark	Love Is Blue	Peaceful Easy Feeling
Winter Wonderland	For What It’s Worth	Layla
Ain’t She Sweet	This Magic Moment	Staying Alive
Frosty The Snowman	Save The Last Dance For Me	Star Wars Theme
When I Fall In Love	Viva Las Vegas	Killing Me Softly
Misty	Walk On By	Stairway To Heaven
The Party’s Over	Build Me Up Buttercup	Hot Stuff
On The Street Where You Live	Everyday People	Superfly
Blueberry Hill	Whole Lotta Love	Listen To The Music
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

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer filesharing and CD-R activity. See “Industry Overview—Recorded Music—Piracy.” Additionally, we compete, to a lesser extent, for disposable consumer income with alternative forms of entertainment, content and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet, computers, mobile applications and videogames.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2010, the four largest major record companies were Universal, Sony Music Entertainment (“Sony”), WMG and EMI Music (“EMI”), which collectively accounted for approximately 77% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 23%, including independent music companies. Universal was the market leader with a 29% worldwide market share in 2010, followed by Sony with a 23% share. WMG and EMI held a 15% and 11% share of worldwide recorded music sales, respectively.

The music publishing business is also highly competitive. The top four music publishers collectively account for approximately 69% of the market. Based on Music & Copyright’s most recent estimates published in March 2011, Universal Music Publishing Group, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2010, holding a 23% global share. EMI Music Publishing was the second largest music publisher with a 20% share, followed by WMG (Warner/Chappell) at 14% and Sony/ATV Music Publishing LLC (“Sony/ATV”) at 13%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

In November 2011, Universal announced it had signed an agreement to acquire EMI’s recorded music division and a group including Sony Corporation of America (an affiliate of Sony/ATV) announced they had signed an agreement to acquire EMI Music Publishing. Both transactions remain subject to a number of conditions, including regulatory approvals. The sale of EMI’s recorded music business may affect the competitive landscape and relative market share of the major record companies going forward. The sale of EMI Music Publishing may affect the competitive landscape and relative market share of the major music publishers going forward.

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or certain specially commissioned works) after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the U.S. prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to federal copyright protection but are protected by common law rights or state statutes, where applicable. The term of copyright in the European Union (“E.U.”) for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings currently lasts for 50 years from the date of release. However, by November 1, 2013, member states of the E.U. are to have extended the term of copyright for sound recordings to 70 years from the date of release in the case of any recording still protected on October 30, 2011. The E.U. also recently harmonized the copyright term for joint musical works by requiring E.U. member states to calculate the 70 year term for musical compositions with words from the date of death of the last surviving of the author of the lyrics and the composer of the musical composition provided that both contributions were specifically created for the respective song.

We are largely dependent on legislation in each territory to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all territories where we operate, our products receive some degree of copyright protection, although the extent of effective protection varies widely. In a number of developing countries, the protection of copyright remains inadequate.

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

Joint Ventures

We have entered into joint venture arrangements pursuant to which we or our various subsidiary companies manufacture, distribute and market (in most cases, domestically and internationally) recordings owned by the joint ventures. An example of this arrangement is Frank Sinatra Enterprises, a joint venture established to administer licenses for use of Frank Sinatra’s name and likeness and manage all aspects of his music, film and stage content.

Employees

As of September 30, 2011, we employed approximately 3,700 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. is subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 15 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar 2010, according to IFPI, generated $23.4 billion in retail value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of calendar Q3 2011 (i.e., week ending October 2, 2011), according to SoundScan, 47% of all calendar year-to-date U.S. album unit sales were from recordings more than 18 months old, with 37% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, Germany, the U.K. and France) accounted for 74% of the related sales in the recorded music market in calendar year 2010. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 29% of total calendar year 2010 recorded music sales on a retail basis. The U.S. and Japan are largely local music markets, with 93% and 81% of their calendar year 2010 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with domestic repertoire in that territory constituting only 38% of sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record/entertainment/ electronics stores’ share of U.S. music sales totaled 18% in 2009. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008 and remained so in 2009. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 48% of music sales in calendar year 2009. In terms of genre, rock remains the most popular style of music in the U.S., representing 35% of 2009 U.S. unit sales, although genres such as rap/hip-hop, R&B, country and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2010, the physical business experienced a 20% year-over-year decline on a value basis. Performance in calendar year 2011 thus far has been somewhat more encouraging, although it remains to be seen if this can be sustained. According to SoundScan, through the end of calendar Q3 2011 (i.e., week ending October 2, 2011), calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) were up 3% year-over-year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry was up 5% in overall album unit sales calendar year-to-date through Q3 2011. Year-to-date 2011 performance notwithstanding, the overall declining trend that has been experienced in the U.S. has also been witnessed in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent and Frostwire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI estimates that 40 billion songs were illegally downloaded in 2008.

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

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

•

Technological: The technological measures against piracy are geared towards degrading the illegal filesharing process and tracking providers and consumers of pirated music. These measures include spoofing, watermarking, copy protection, the use of automated webcrawlers and access restrictions.

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by The NPD Group, a market research firm, in December 2010 showed that about one out of ten U.S. Internet users aged 13 or older who stopped or decreased their usage of filesharing services for music in the year covered by the survey did so because they were concerned about being sued and/or the legality of such services, or because they felt it was wrong to download music from such services. A separate survey conducted by NPD in September 2010 found that half of U.S. consumers aged 13 or older felt that music sales had declined because of people using filesharing services to obtain music, and 38% agreed that stopping people from freely sharing copyrighted music files through a filesharing network is the honest and fair thing to do.

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against filesharing services in Australia. U.S. lawsuits have largely targeted individuals who illegally share large quantities of music content. A number of court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the lawful uses of the device. In May 2011, the major record companies reached a global out-of-court settlement of copyright litigation against Limewire. Under the terms of the settlement, the Limewire defendants agreed to pay compensation to record companies that brought the action, including us.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download, subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in their “Digital Music Report 2011” publication, there are more than 400 legal digital music services providing alternatives to illegal filesharing in markets around the world. The mobile music business is also significant, with mobile music revenues delivering nearly $1.4 billion in trade value worldwide in 2010, according to IFPI data. While revenues from ringtones initially drove the mobile music business, new mobile phones equipped with new capabilities are increasingly offering the capability for full-track downloads and streaming audio and video. These categories are accounting for a greater share of mobile music revenues while further expanding legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have had a positive effect. A survey conducted by NPD in December 2009 showed that 38% of U.S. Internet users aged 13 or older who downloaded music from a filesharing service at any point in the past two years stopped or decreased their usage of such filesharing services in the year covered by the survey.

Internationally, several recent governmental initiatives should also be helpful to the music industry and measures are being adopted in an increasing number of countries to achieve better ISP cooperation. In 2009, France enacted “graduated response” legislation pursuant to which repeat copyright infringers could have their Internet connections revoked and be subject to criminal penalties. Chile, Denmark, Hong Kong, South Korea and

Taiwan have also passed or introduced legislation to adopt graduated response laws. In July 2011, an agreement was reached between music and film rightholders and most major U.S. ISPs to establish a voluntary graduated response program. In addition the Digital Economy Act was passed into law in the UK in April 2010. The Act places obligations on UK ISPs to send notifications to subscribers who infringe copyright. It also contains provisions for the Secretary of State to require ISPs to impose technical measures on infringing subscribers, which could include account suspension. In April 2009, Sweden implemented the Intellectual Property Rights Enforcement Directive, which was intended to ensure, among other things, the ability to effectively enforce copyright and other civil remedies. There is evidence to suggest that this is having a positive effect in reducing unlawful filesharing on the Internet in Sweden. Similar legislation has also recently been enacted in New Zealand in September 2011. Solutions to online piracy and making progress towards meaningful ISP cooperation against online piracy are also being adopted or pursued through government-sponsored negotiations of codes of practice or cross-industry agreements and remedies arising out of litigation, such as obtaining injunctions requiring ISPs to block access to infringing sites. We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful filesharing because of the harm caused to the creative industries. While these government actions have not come without some controversy abroad, we continue to lobby for legislative change through music industry bodies and trade associations in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions.

In the U.S., in May 2011, a bill, the PROTECT IP Act, was introduced in the U.S. Senate that would enable the Attorney General to file civil actions against non-U.S. websites dedicated to infringing activity, and enable rightsholders to obtain injunctions against both non-U.S. and U.S. sites. A similar bill, the Stop Online Piracy Act (SOPA), was introduced in the House of Representatives in October 2011. We believe all of these actions further the efforts of the music industry to reduce the level of illegal filesharing on the Internet, providing tools to help address illegal websites and prevent digital theft.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $3.9 billion in revenues in 2010 according to figures contained in the March 23, 2011 issue of Music & Copyright. Trends in music publishing vary by royalty source:

•

Mechanical and Digital: Although the decline in the physical business has an impact on mechanical royalties, this decline has been partly offset by the regular and predictable statutory increases in the mechanical royalty rate in the U.S. in the past, the increasing efficiency of local collection societies worldwide and the growth of new revenue sources such as mobile ringtones and legitimate online and mobile downloads.

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

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this annual report on Form 10-K, certain risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

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

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures in Blu-Ray/DVD-Video format and videogames, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading online music stores, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by mass-market retailers such as Wal-Mart and Target and online music stores such as Apple’s iTunes will continue to grow as a result of the decline of specialty music retailers, which could further increase their negotiating leverage. During the past several years, many specialty music retailers have gone out of business. The declining number of specialty music retailers may not only put pressure on profit margins, but could also impact catalog sales as mass-market retailers generally sell top chart albums only, with a limited range of back catalog. See “—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the International Federation of the Phonographic Industry (“IFPI”) 2009 Digital Music Report. IFPI, citing data from third-party company Envisional, also reported in its Recording Industry in Numbers 2011 publication that 23.8% of global Internet traffic is infringing. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software is valued at $30 billion to $75 billion. In addition, an economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008—2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as we believe Apple’s iTunes controls more than two-thirds of the legitimate digital music track download business in the U.S. If Apple’s iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music content owners like us, our revenues could be significantly reduced.

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

The industries in which we operate are highly competitive, are subject to ongoing consolidation among major music companies, are based on consumer preferences and are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet and computer and videogames.

We may be materially and adversely affected by the acquisition of EMI’s recorded music division by Universal and the acquisition of EMI Music Publishing by a group including Sony Corporation of America (an affiliate of Sony/ATV).

In November 2011, Vivendi and its subsidiary, Universal Music Group (UMG), announced that it had signed with Citigroup, Inc. (“Citi”) a definitive agreement to purchase EMI’s recorded music division. The proposed acquisition would combine the largest and the fourth-largest recorded music companies. The transaction is subject to certain closing conditions, including regulatory approvals.

Also in November 2011, an investor group comprised of Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that they had signed with Citi a definitive agreement to purchase EMI Music Publishing. The proposed acquisition would combine the second- and fourth-largest music publishers. The transaction is subject to certain closing conditions, including regulatory approvals.

Should these transactions close, we cannot predict what impact they might have on the competitive landscape of the industries in which we operate or on our results of operations.

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

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

On September 30, 2011, we had $1.366 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. As noted, the Merger was completed during the fourth quarter of fiscal year ended September 30, 2011 and resulted in all assets and liabilities being recognized at fair value as of July 20, 2011. This eliminated the need for the Company to perform a separate annual assessment of the recoverability of its goodwill and intangibles. No indicators of impairment were identified during the Predecessor period that required the Company to perform an interim assessment or recoverability test, nor were any identified during the Successor period. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.718 billion of definite-lived intangible assets as of September 30, 2011. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 60% of our revenues related to operations in foreign territories for the twelve months ended September 30, 2011. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2011, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

We have in the past considered and will continue to, from time to time, consider opportunistic strategic transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in businesses that are similar or complementary to ours. Any such strategic combination could be material. Any future strategic transaction could involve numerous risks, including:

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

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we signed a contract during fiscal year 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. This outsourcing initiative was a component of our ongoing strategy to monitor our costs and to seek additional cost savings. As a result, we rely on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we signed a contract during fiscal year 2009 with a third-party service provider to outsource certain finance and accounting functions. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 Acquisition, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact. As of the completion of the Merger in July 2011, we have targeted cost-savings over the next nine fiscal quarters of $50 million to $65 million based on identified cost-savings initiatives and opportunities. There can be no assurances that these cost-savings will be achieved in full or at all.

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

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding indebtedness that we issued prior to, or in connection with, the Merger. Any purchase of such indebtedness may affect the value of, trading price or liquidity of such indebtedness.

Finally, because we do not have any securities listed on a securities exchange following the consummation of the Merger and the related transactions, we are not subject to certain of the corporate governance requirements of any securities exchange, including any requirement to have any independent directors.

Our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

We have recently renewed our agreements with Cinram. On November 16, 2010, we entered into a series of new agreements with Cinram and its affiliates including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the U.S. and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. We entered into certain amendments to the agreements in January 2011. Both new agreements, as amended, now expire on January 31, 2014. The terms of the new agreements, as amended, remain substantially the same as the terms of the original 2003 agreements, as amended, but now provide us with the option to use third-party vendors at any time to fulfill our requirements for up to a certain percentage of the volume provided to us during the 2010 calendar year by Cinram (and up to a higher percentage upon the occurrence of certain events). In addition, we have expanded termination rights. As Cinram continues to be our primary supplier of manufacturing and distribution services in the U.S., Canada and part of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or were unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues. In February 2011, Cinram announced the successful completion of a refinancing and recapitalization transaction. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels and now also permit us to use third-party vendors for a portion of our service requirements, and although there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of September 30, 2011, our total consolidated indebtedness was $2.217 billion. In addition, we would have been able to borrow up to $60 million under our Revolving Credit Facility.

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our indentures relating to our outstanding notes and the Revolving Credit Facility. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our executive offices are located at 75 Rockefeller Plaza, New York, NY 10019. We have a ten-year lease ending on July 31, 2014 for our headquarters at 75 Rockefeller Plaza, New York, New York 10019. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and another lease ending on June 30, 2017 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We also have a five-year lease ending on April 30, 2013 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We consider our properties adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. However, on January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the Supreme Court denied the defendants’ petition for Certiorari.

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. The case will proceed into discovery, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

There is no established public trading market for any class of our common equity. As of December 8, 2011, there were 1,000 shares of our common stock outstanding. AI Entertainment Holdings LLC, which is an affiliate of Access, currently owns 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in fiscal years 2011 or 2010. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreement for our Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2011 (Successor) and 2010 (Predecessor), and the statement of operations and other data for the period from October 1, 2010 to July 19, 2011 (Predecessor) and from July 20, 2011 to September 30, 2011 (Successor) and for each of fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor) have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary statement of operations and other data for the fiscal years ended September 30, 2008 and 2007 (Predecessor) have been derived from our audited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2009, 2008 and 2007 (Predecessor) were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Successor	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009	Year Ended September 30, 2008	Year Ended September 30, 2007
Statement of Operations Data:
Revenues (1)	$554	$2,315	$2,988	$3,205	$3,506	$3,383
Net loss attributable to Warner Music Group Corp. (2)(3)(4)	(31)	(174)	(143)	(100)	(56)	(21)
Diluted loss per common share (5):		(1.15)	(0.96)	(0.67)	(0.38)	(0.14)
Dividends per common share		—	—	—	0.26	0.52

Balance Sheet Data (at period end):
Cash and equivalents	$154		$439	$384	$411	$333
Total assets	5,469		3,811	4,063	4,526	4,572
Total debt (including current portion of long-term debt)	2,217		1,945	1,939	2,259	2,273
Warner Music Group Corp. equity (deficit)	1,096		(265)	(143)	(86)	(36)

Cash Flow Data:
Cash flows (used in) provided by:
Operating activities	$(64)	$12	$150	$237	$304	$302
Investing activities	(1,292)	(155)	(85)	82	(167)	(255)
Financing activities	1,199	5	(3)	(346)	(59)	(94)
Capital expenditures	(11)	(37)	(51)	(27)	(32)	(29)

(1)	Revenues for the fiscal years ended September 30, 2010 and September 30, 2009 include $5 million and $25 million, respectively, from an agreement reached by the U.S. recorded music and music publishing industries for payment of mechanical royalties which were accrued by U.S. record companies in prior years.
(2)	Net loss attributable to Warner Music Group Corp. for the period from July 20, 2011 through September 30, 2011 and for the period from October 1, 2010 through July 19, 2011 include $10 million and $43 million of transaction costs, respectively, in connection with the Merger.
(3)	Net loss attributable to Warner Music Group Corp. for the period from July 20, 2011 through September 30, 2011, for the period from October 1, 2010 through July 19, 2011 and for the fiscal years ended September 30, 2010, September 30, 2009, September 30, 2008 and September 30, 2007 include severance charges of $9 million, $29 million, $54 million, $23 million $0 million and $50 million, respectively, resulting from actions to align the Company’s cost structure with industry trends.
(4)	Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2007 includes a $64 million benefit related to an agreement the Company entered into with Bertelsmann AG (“Bertelsmann”) related to a settlement of contingent claims held by the Company related to Bertelsmann’s relationship with Napster in 2000-2001. The settlement covers the resolution of the related legal claims against Bertelsmann by our Recorded Music and Music Publishing businesses.
(5)	Net income (loss) per share for our Predecessor results were calculated by dividing net income (loss) attributable to Warner Music Group Corp. by the weighted average common shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the twelve months ended September 30, 2011 (the “Annual Report”).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•	litigation in respect of the Merger;

•	disruption from the Merger and the transactions related to the Merger making it more difficult to maintain certain strategic relationships;

•	risks relating to recent or future ratings agency actions or downgrades as a result of the Merger and the transactions related to the Merger or for any other reason;

•	reduced access to capital markets as the result of the delisting of the our common stock on the New York Stock Exchange following consummation of the Merger;

•

the impact of our substantial leverage, including the increase associated with additional indebtedness incurred in connection with the Merger and the transactions related to the Merger, on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•	our ability to achieve expected or targeted cost savings following consummation of the Merger;

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	our ability to continue to identify, sign and retain desirable talent at manageable costs;

•	the threat posed to our business by piracy of music by means of home CD-R activity, Internet peer-to-peer filesharing and sideloading of unauthorized content;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	significant fluctuations in our results of operations and cash flows due to the nature of our business;

•	our involvement in intellectual property litigation;

•	the possible downward pressure on our pricing and profit margins;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•

the ability to develop a successful business model applicable to a digital environment and to enter into expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholders’ deficit;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	the impact on the competitive landscape of the music industry from the announced sale of EMI’s recorded music and music publishing businesses.

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and Europe;

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

INTRODUCTION

Warner Music Group Corp. was formed on November 21, 2003. The Company is the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp is one of the world’s major music-based content companies.

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”) and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

On July 20, 2011, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”).

On July 20, 2011, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. We continue to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing our outstanding indebtedness.

Parent Funded the Merger Consideration through cash on hand at the Company at closing, equity financing obtained from Parent and debt financing obtained from third party leaders.

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

•

Results of operations. This section provides an analysis of our results of operations for the successor period from July 20, 2011 to September 30, 2011, and the predecessor period from October 1, 2010 to July 19, 2011 and for the predecessor fiscal years ended September 30, 2010 and September 30, 2009. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the successor period from July 20, 2011 to September 30, 2011, and the predecessor period from October 1, 2010 to July 19, 2011 and for the predecessor fiscal year ended September 30, 2010, as well as a discussion of our financial condition and liquidity as of September 30, 2011 (Successor). The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Overall Operating Results

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and from October 1, 2010 to July 19, 2011 (“Predecessor”). Successor period and the Predecessor periods are presented on different bases and are, therefore, not comparable. However, we have also combined results for the Successor and Predecessor periods for 2011 in the presentations below because, although such presentation is not in accordance with GAAP, we believe that it enables a meaningful presentation and comparison of results. The combined operating results have not been prepared on a pro-forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

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

Our results of operations for the twelve months ended September 30, 2011, and OIBDA as presented herein, reflect the impact of (i) $53 million of transaction costs incurred in connection with the consummation of the Merger, (ii) $38 million of severance-related expenses and (iii) $24 million of share-based compensation expense (including $14 million incurred in connection with the consummation of the Merger). Our results of operation for the fiscal year ended September 30, 2010, and OIBDA as presented herein, reflect the impact of (i) $54 million of severance-related expenses and (ii) $10 million of share-based compensation expense.

See “- Factors Affecting Results of Operations and Financial Condition” and “- Results of Operations” below for further discussion of these items.

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

Use of Adjusted Operating Income, Adjusted OIBDA and Adjusted Net Income Attributable to Warner Music Group Corp.

Adjusted operating income, adjusted OIBDA and adjusted net income attributable to Warner Music Group Corp. exclude the impact of certain items relating to the Merger that affect period to period comparability of the unadjusted measures. As such, management uses these measures to evaluate our operating performance and believes that the adjusted results provide relevant and useful information for investors because they clarify our actual operating performance, make it easier to compare our results with those of other companies and allow investors to review performance in the same way as our management. Since these are not measures of performance calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for operating income and net income attributable to Warner Music Group Corp. as indicators of operating performance and they may not be comparable to similarly titled measures employed by other companies. For a reconciliation of our adjusted measures and discussion of the items affecting comparability refer to the section entitled “Adjusted Results.”

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul,

Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music. We have subsequently continued to expand our production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010 and 615 Music in 2011.

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

Transaction Costs

In connection with the Merger, we incurred approximately $10 million and $43 million of transaction costs, primarily representing professional fees, during the period from July 20, 2011 to September 30, 2011 (Successor) and October 1, 2010 to July 19, 2011 (Predecessor), respectively. These amounts were recorded in the consolidated statements of operation.

Share-Based Compensation

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain restricted stock awards was accelerated immediately prior to closing. To the extent that such stock options had an exercise price less than $8.25 per share, the holders of such stock options were paid an amount in cash equal to $8.25 less the exercise price of the stock option and any applicable withholding. In addition, all outstanding restricted stock awards either became fully vested or were forfeited immediately prior to the closing; the awards that became fully vested were treated as a share of our common stock for all purposes under the Merger. As a result of the acceleration, Predecessor recorded an additional $14 million in share-based compensation expense for the period from October 1, 2010 to July 19, 2011 (Predecessor) within general and administrative expense.

Prior to the Merger, Predecessor modified certain restricted stock award agreements which resulted in incremental share-based compensation expense of $3 million recorded within general and administrative expense for the period from October 1, 2010 to July 19, 2011 (Predecessor).

Severance Charges

During the twelve months ended September 30, 2011, we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $9 million and $29 million during the period from July 20, 2011 to September 30, 2011 (Successor) and October 1, 2010 to July 19, 2011 (Predecessor), respectively, compared to $54 million during the fiscal year ended September 30, 2010 (Predecessor).

Additional Targeted Savings

As of the completion of our Merger on July 20, 2011, we have targeted cost-savings over the next nine fiscal quarters of $50 million to $65 million based on identified cost-saving initiatives and opportunities, including targeted savings expected to be realized as a result of shifting from a public to a private company, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. There can be no assurances that these cost-savings will be achieved in full or at all.

Limewire Settlement

In May 2011, the major record companies reached a global out-of-court settlement of copyright litigation against Limewire. Under the terms of the settlement, the Limewire defendants agreed to pay compensation to the record companies that brought the action, including us. In connection with this settlement, we recorded a $12 million benefit to general and administrative expenses in the consolidated statements of operation for the period ended July 19, 2011 (Predecessor). These amounts were recorded net of the estimated amounts payable to our artists in respect of royalties.

Mechanical Royalties Payment

In fiscal year 2009 (Predecessor), the U.S. recorded music and music publishing industries reached an agreement for payment of mechanical royalties which were accrued by U.S. record companies in prior years. In connection with this agreement, our music publishing business recognized a benefit of $5 million in revenue and $2 million in OIBDA in fiscal year 2010 (Predecessor) and a benefit of $25 million in revenue and $7 million in OIBDA in fiscal year 2009 (Predecessor).

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

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased non-traditional revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While non-traditional Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 13% of our total revenue during the twelve months ended September 30, 2011, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various non-traditional Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

The Merger

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent.

On the Closing Date, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive the Merger Consideration.

Equity contributions totaling $1.1 billion from Parent, together with (i) the proceeds from the sale of (a) $150 million aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Secured WMG Notes”) initially issued by WM Finance Corp., (the “Initial OpCo Issuer”), (b) $765 million aggregate principal amount of 11.50% Senior Notes due 2018 initially issued by the Initial OpCo Issuer, (the “Unsecured WMG Notes”) and (c) $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes” and together with the Secured WMG Notes and the Unsecured WMG Notes, the “Notes”) initially issued by WM Holdings Finance Corp., (the “Initial Holdings Issuer”) and (ii) cash on hand at the Company, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in the Company under the Merger Agreement, to repay certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. On the Closing Date (i) Acquisition Corp. became the obligor under the Secured WMG Notes and the Unsecured WMG Notes as a result of the merger of Initial OpCo Issuer with and into Acquisition Corp. (the “OpCo Merger”) and (ii) Holdings became the obligor under the Holdings Notes as a result of the merger of Initial Holdings Issuer with and into Holdings (the “Holdings Merger”). On the Closing Date, the Company also entered into, but did not draw under, a new $60 million revolving credit facility.

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

RESULTS OF OPERATIONS

Twelve Months Ended September 30, 2011 Compared with Fiscal Year Ended September 30, 2010 and Fiscal Year Ended September 30, 2009

The following table sets forth our results of operations as reported in our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present our results Predecessor and Successor periods. Management believes reviewing our operating results for the year ended September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance, and performs reviews at that level. Accordingly, the table below presents the non-GAAP combined results for the twelve months ended September 30, 2011, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results. The combined operating results may not reflect the actual results we would have achieved had the Merger closed prior to July 20, 2011 and may not be predictive of future results of operations.

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor		2011 vs. 2010		2010 vs. 2009
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Years Ended September 30,
				2010	2009	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical and other	$268	$1,074	$1,342	$1,528	$1,770	$(186)	-12%	$(242)	-14%
Digital	147	621	768	713	656	55	8%	57	9%
Licensing	39	195	234	218	223	16	7%	(5)	-2%

Total Recorded Music	454	1,890	2,344	2,459	2,649	(115)	-5%	(190)	-7%
Mechanical	24	118	142	177	192	(35)	-20%	(15)	-8%
Performance	41	173	214	207	226	7	3%	(19)	-8%
Synchronization	21	92	113	102	97	11	11%	5	5%
Digital	15	45	60	59	54	1	2%	5	9%
Other	3	12	15	11	13	4	36%	(2)	-15%

Total Music Publishing	104	440	544	556	582	(12)	-2%	(26)	-4%
Intersegment elimination	(4)	(15)	(19)	(27)	(26)	8	-30%	(1)	4%

Total Revenue	$554	$2,315	$2,869	$2,988	$3,205	$(119)	-4%	$(217)	-7%

Revenue by Geographical Location
U.S. Recorded Music	173	785	$958	$1,043	$1,174	$(85)	-8%	$(131)	-11%
U.S. Publishing	40	155	195	214	242	(19)	-9%	(28)	-12%

Total U.S.	213	940	1,153	1,257	1,416	(104)	-8%	(159)	-11%
International Recorded Music	281	1,105	1,386	1,416	1,475	(30)	-2%	(59)	-4%
International Publishing	64	285	349	342	340	7	2%	2	1%

Total International	345	1,390	1,735	1,758	1,815	(23)	-1%	(57)	-3%
Intersegment eliminations	(4)	(15)	(19)	(27)	(26)	8	-30%	(1)	4%

Total Revenue	$554	$2,315	$2,869	$2,988	$3,205	$(119)	-4%	$(217)	-7%

Total Revenue

2011 vs. 2010

Total revenues decreased by $119 million, or 4%, to $2.869 billion for the twelve months ended September 30, 2011 from $2.988 billion for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 81% and 19% of total revenues for the twelve months ended September 30, 2011, respectively, and 82% and 18% of total revenues for the twelve months ended September 30, 2010, respectively. U.S. and international revenues comprised 40% and 60% of total revenues for the twelve months ended September 30, 2011, respectively, compared to 42% and 58% for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $194 million, or 6%.

Total digital revenues, after intersegment eliminations, increased by $61 million, or 8%, to $820 million for the twelve months ended September 30, 2011 from $759 million for the fiscal year ended September 30, 2010. Total digital revenue represented 29% and 25% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Prior to intersegment eliminations, total digital revenues for the twelve months ended September 30, 2011 were comprised of U.S. revenues of $470 million, or 57% of total digital revenues, and international revenues of $358 million, or 43% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2010 were comprised of U.S. revenues of $462 million, or 60% of total digital revenues, and international revenues of $310 million, or 40% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $44 million, or 6%.

Recorded Music revenues decreased $115 million, or 5% to $2.344 billion for the twelve months ended September 30, 2011, from $2.459 billion for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 82% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Recorded Music revenues were $958 million and $1.043 billion, or 41% and 42% of Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Recorded Music revenues were $1.386 billion and $1.416 billion, or 59% and 58% of consolidated Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively.

This performance reflected the continued decline in physical sales in the recorded music industry and a more robust release schedule in the prior fiscal year, partially offset by increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue have not yet fully offset the decline in physical revenue. Digital revenues increased by $55 million, or 8%, for the twelve months ended September 30, 2011, driven by the growth in digital downloads in the U.S. and International and emerging new digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenues increased $16 million, or 7%, to $234 million for the twelve months ended September 30, 2011, driven primarily by increases in the licensing of recorded music assets in film and television as well as compilations. The increases in our European concert promotion business reflected a stronger touring schedule in the current fiscal year. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $173 million, or 7%, for the twelve months ended September 30, 2011.

Music Publishing revenues decreased by $12 million, or 2%, to $544 million for the twelve months ended September 30, 2011 from $556 million for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 18% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Music Publishing revenues were $195 million and $214 million, or 36% and 38% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Music Publishing revenues were $349 million and $342 million, or 64% and 62% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $28 million, or 5%, for the twelve months ended September 30, 2011.

The decrease in Music Publishing revenues was driven primarily by an expected decrease in mechanical revenue, partially offset by an increase in synchronization revenue, performance revenue, digital revenue and other revenue. Expected decreases in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit of $5 million stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by record companies. Synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. Performance revenue improved as a result of recent acquisitions and collections from international societies, partially offset by our decision not to renew a low margin administration deal in the prior year. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

2010 vs. 2009

Total revenues decreased by $217 million, or 7%, to $2.988 billion for the fiscal year ended September 30, 2010 from $3.205 billion for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 82% and 18% of total revenues for the fiscal years September 30, 2010 and September 30, 2009. U.S. and international revenues comprised 42% and 58% of total revenues for the fiscal year ended September 30, 2010, respectively, compared to 44% and 56% for the fiscal year ended September 30, 2009, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $280 million, or 9%.

Total digital revenues, after intersegment eliminations, increased by $56 million, or 8%, to $759 million for the fiscal year ended September 30, 2010 from $703 million for the fiscal year ended September 30, 2009. Total digital revenue represented 25% and 22% of consolidated revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2010 were comprised of U.S. revenues of $462 million, or 60% of total digital revenues, and international revenues of $310 million, or 40% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2009 were comprised of U.S. revenues of $457 million, or 64% of total digital revenues, and international revenues of $253 million, or 36% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $44 million, or 6%.

Recorded Music revenues decreased $190 million, or 7% to $2.459 billion for the fiscal year ended September 30, 2010, from $2.649 billion for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Recorded Music revenues represented 82% of consolidated revenues for the fiscal years ended September 30, 2010 and 2009. U.S. Recorded Music revenues were $1.043 billion and $1.174 billion, or 42% and 44% of Recorded Music revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively. International Recorded Music revenues were $1.416 billion and $1.475 billion, or 58% and 56% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively.

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

Revenue by Geographical Location

2011 vs. 2010

U.S. revenues decreased by $104 million, or 8%, to $1.153 billion for the twelve months ended September 30, 2011 from $1.257 billion for the fiscal year ended September 30, 2010. The decrease in revenue for our U.S. Recorded Music business primarily reflected the on-going transition from physical sales to new forms of digital sales in the recorded music industry, a more robust release schedule in the prior fiscal year and declines in mobile revenues primarily related to lower ringtone demand, partially offset by increases in digital revenue, licensing revenue and revenue from expanded-right deals with certain domestic artists. Expected decreases in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit of $5 million stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by record companies . The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue.

International revenues decreased by $23 million, or 1%, to $1.735 billion for the twelve months ended September 30, 2011 from $1.758 billion for the fiscal year ended September 30, 2010. Excluding the favorable impact of foreign currency exchange, international revenues decreased $97 million, or 5%. Revenue growth in France was more than offset by weakness in the rest of the world, mostly in U.K., Europe and Japan. An increase in digital revenue, primarily as a result of continued growth in global downloads and emerging digital streaming services and revenue from our European concert promotion businesses was more than offset by contracting demand for physical product, which reflected the on-going transition from physical sales to new forms of digital sales in the recorded music industry and a more robust release schedule in the prior fiscal year.

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

International revenues decreased by $57 million, or 3%, to $1.758 billion for the fiscal year ended September 30, 2010 from $1.815 billion for the fiscal year ended September 30, 2009. An increase in digital revenue, primarily as a result of growth in digital downloads, was more than offset by the contracting demand for physical product and licensing revenues. The contracting demand for physical product reflected the ongoing impact from transitioning to digital from physical sales in the recorded music industry. Revenue growth in the U.K. and Italy was more than offset by weakness in Japan as well as other parts of Europe. Excluding the favorable impact of foreign currency exchange, international revenues decreased $123 million, or 7%.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor		2011 vs. 2010		2010 vs. 2009
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Years Ended September 30,
				2010	2009	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$151	$775	$926	$948	$1,065	$(22)	-2%	$(117)	-11%
Product costs	120	427	547	566	589	(19)	-3%	(23)	-4%
Licensing costs	15	63	78	70	78	8	11%	(8)	-10%

Total cost of revenues	$286	$1,265	$1,551	$1,584	$1,732	$(33)	-2%	$(148)	-9%

2011 vs. 2010

Cost of revenues decreased by $33 million, or 2%, to $1.551 billion for the twelve months ended September 30, 2011 from $1.584 billion for the fiscal year ended September 30, 2010. Expressed as a percent of revenues, cost of revenues were 54% and 53% for the twelve months ended September 30, 2011 and for the fiscal year ended 2010, respectively.

Artist and repertoire costs decreased $22 million, or 2%, to $926 million for the twelve months ended September 30, 2011 from $948 million for the fiscal year ended September 30, 2010. The decrease in artist and repertoire costs was driven by decreased revenues for the current twelve months ended, partially offset by the prior year impacts of a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off.

Artist and repertoire costs as a percentage of revenues remained flat at 32% for the twelve months ended September 30, 2011 and the fiscal year ended September 30, 2010.

Product costs decreased $19 million, or 3%, to $547 million for the twelve months ended September 30, 2011 from $566 million for the fiscal year ended September 30, 2010. The decrease in product costs was driven by effective supply chain management and the continuing change in mix from physical to digital sales, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses. Costs associated with our non-traditional recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of revenues were 19% of revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively.

Licensing costs increased $8 million, or 11%, to $78 million for the twelve months ended September 30, 2011 from $70 million for the fiscal year ended September 30, 2010, primarily as a result of the increase in licensing revenues. Licensing costs as a percentage of licensing revenues increased from 32% for the fiscal year ended September 30, 2010 to 33% for the twelve months ended September 30, 2011, primarily as a result of changes in revenue mix.

2010 vs. 2009

Cost of revenues decreased by $148 million, or 9%, to $1.584 billion for the fiscal year ended September 30, 2010 from $1.732 billion for the fiscal year ended September 30, 2009. Expressed as a percent of revenues, cost of revenues was 53% and 54% for the fiscal years ended September 30, 2010 and September 30, 2009, respectively.

Artist and repertoire costs decreased $117 million, or 11%, to $948 million for the fiscal year ended September 30, 2010 from $1.065 billion for the fiscal year ended September 30, 2009. The decrease in artist and repertoire costs was driven by decreased revenues for the current twelve months ended period, a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off, partially offset by severance charges taken in the current twelve months ended period primarily related to our Recorded Music operations. Artist and repertoire costs as a percentage of revenues decreased from 33% for the fiscal year ended September 30, 2009 to 32% for the fiscal year ended September 30, 2010 primarily as a result of the timing of artist and repertoire spending and revenue mix.

Product costs decreased $23 million, or 4%, to $566 million for the fiscal year ended September 30, 2010 from $589 million for the fiscal year ended September 30, 2009. The decrease in product costs was primarily a result of the change in mix from the sale of physical products to new forms of digital music partially offset by increased production costs associated with our European concert promotion business. Product costs as a percentage of revenues were 19% and 18% of revenues in the fiscal years ended September 30, 2010 and September 30, 2009, respectively. The increase as a percentage of revenues was driven primarily by production costs associated with our European concert promotion business, which is typically lower in margin than our traditional recorded music business.

Licensing costs decreased $8 million, or 10%, to $70 million for the fiscal year ended September 30, 2010 from $78 million for the fiscal year ended September 30, 2009, primarily as a result of the decrease in licensing revenues. Licensing costs as a percentage of licensing revenues decreased from 35% for the fiscal year ended September 30, 2009 to 32% for the fiscal year ended September 30, 2010, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$96	$450	$546	$583	$564	$(37)	-6%	$19	3%
Selling and marketing expense	78	335	413	444	483	(31)	-7%	(39)	-8%
Distribution expense	12	46	58	68	66	(10)	-15%	2	3%

Total selling, general and administrative expense	$186	$831	$1,017	$1,095	$1,113	$(78)	-7%	$(18)	-2%

(1)	Includes depreciation expense of $42 million, $39 million and $37 million for the twelve months ended September 30, 2011 and for fiscal years ended September 30, 2010 and September 30, 2009, respectively.

2011 vs. 2010

Selling, general and administrative expense decreased by $78 million, or 7%, to $1.017 billion for the twelve months ended September 30, 2011 from $1.095 billion for the fiscal year ended September 30, 2010. Expressed as a percent of revenues, selling, general and administrative expense decreased to 35% for the twelve months ended September 30, 2011 as compared with 37% for the fiscal year ended September 30, 2010.

General and administrative expense decreased by $37 million, to $546 million for the twelve months ended September 30, 2011 from $583 million for the fiscal year ended September 30, 2010. The decrease in general and administrative expense was driven by lower compensation expense, the benefit from the Limewire settlement, the realization of cost savings from management initiatives taken in prior periods, lower bad debt expense in the current period and lower severance charges in the current period, partially offset by an increase in share-based compensation expense of $14 million related to the payout for unvested Predecessor options and restricted stock awards as well as the modifications of existing restricted stock award agreements and an increase in merger and acquisition related professional fees. General and administrative expense as a percentage of revenues decreased to 19% for the twelve months ended September 30, 2011 as compared with 20% for the fiscal year ended September 30, 2010.

Selling and marketing expense decreased by $31 million, or 7%, to $413 million for the twelve months ended September 30, 2011 from $444 million for the fiscal year ended September 30, 2010. The decrease in selling and marketing expense was primarily as a result of our effort to better align selling and marketing expenses with revenues Selling and marketing expense as a percentage of revenues decreased from 15% for the fiscal year ended September 30, 2010 to 14% for the twelve months ended September 30, 2011.

Distribution expense decreased by $10 million, or 15%, to $58 million for the twelve months ended September 30, 2011 from $68 million for the fiscal year ended September 30, 2010. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Distribution expense as a percentage of revenues remained flat as a percentage of revenues at 2% for the twelve months ended September 30, 2011 and for the fiscal year ended and September 30, 2010.

2010 vs. 2009

Selling, general and administrative expense decreased by $18 million, or 2%, to $1.095 billion for the fiscal year ended September 30, 2010 from $1.113 billion for the fiscal year ended September 30, 2009. Expressed as a percent of revenues, selling, general and administrative expense increased to 37% for the fiscal year ended September 30, 2010 from 35% for the fiscal year ended September 30, 2009.

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

Selling and marketing expense decreased by $39 million, or 8%, to $444 million for the fiscal year ended September 30, 2010 from $483 million for the fiscal year ended September 30, 2009. The decrease in selling and marketing expense was primarily as a result of our effort to better align selling and marketing expenses with revenues earned partially offset by severance charges of $4 million taken during the current twelve months ended primarily related to our Recorded Music operations. Selling and marketing expense as a percentage of revenues remained flat at 15% for the fiscal years ended September 30, 2010 and September 30, 2009.

Distribution expense increased by $2 million, or 3%, to $68 million for the fiscal year ended September 30, 2010 from $66 million for the fiscal year ended September 30, 2009. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Distribution expense remained flat as a percentage of revenues at 2% for the fiscal years ended September 30, 2010 and September 30, 2009.

Transaction costs

2011 vs 2010

Transaction costs of $53 million for the twelve months ended September 30, 2011 were incurred in connection with the consummation of the Merger. These costs primarily included advisory, accounting, legal and other professional fees.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	Successor	Predecessor	For the twelve months ended September 30, 2011
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		Predecessor
				For the Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
OIBDA	$81	$209	$290	$348	$397	$(58)	-17%	$(49)	-12%
Depreciation expense	(9)	(33)	(42)	(39)	(37)	(3)	8%	(2)	5%
Amortization expense	(38)	(178)	(216)	(219)	(225)	3	-1%	6	-3%

Operating income (loss)	34	(2)	32	90	135	(58)	-64%	(45)	-33%
Interest expense, net	(62)	(151)	(213)	(190)	(195)	(23)	-12%	5	-3%
Gain on sale of equity-method investment	—	—	—	—	36	—	—	(36)	-100%
Gain on foreign exchange transaction	—	—	—	—	9	—	—	(9)	-100%
Impairment of cost-method investments	—	—	—	(1)	(29)	1	100%	28	97%
Impairment of equity-method investments	—	—	—	—	(11)	—	—	11	100%
Other income (expense), net	—	5	5	(3)	1	8	—	(4)	—

(Loss) income before income taxes	(28)	(148)	(176)	(104)	(54)	(72)	69%	(50)	93%
Income tax expense	(3)	(27)	(30)	(41)	(50)	11	-27%	9	-18%

Net loss	(31)	(175)	(206)	(145)	(104)	(61)	42%	(41)	39%
Less: loss attributable to noncontrolling interest	—	1	1	2	4	(1)	-50%	(2)	-50%

Net loss attributable to Warner Music Group Corp.	$(31)	$(174)	$(205)	$(143)	$(100)	$(62)	43%	$(43)	43%

OIBDA

2011 vs. 2010

Our OIBDA decreased by $58 million, or 17%, to $290 million for the twelve months ended September 30, 2011 as compared to $348 million for the fiscal year ended September 30, 2010. Expressed as a percentage of revenues, total OIBDA margin decreased from 12% for the fiscal year ended September 30, 2010 to 10% for the twelve months ended September 30, 2011. Our OIBDA decrease was primarily driven by the decrease in revenue, transaction costs incurred in connection with the consummation of the Merger, an increase in share-based compensation expense related to the payout for unvested Predecessor options and restricted stock awards as well as from the modification of certain restricted stock award agreements, an increase in merger and acquisition related professional fees, an increase in licensing costs as well as the prior-year impacts of a cost-recovery benefit related to the termination of certain artist recording contracts and an adjustment in Music Publishing royalty reserves. The decrease was partially offset by reductions in artist and repertoire costs, product costs, distribution costs, selling and marketing expense, lower compensation expense, the benefit from the

Limewire settlement, the realization of cost savings from management initiatives taken in prior periods, lower bad debt expense in the current period and $16 million of lower severance charges in the current period as compared with the prior-year period.

2010 vs. 2009

Our OIBDA decreased by $49 million to $348, or 12%, million for the fiscal year ended September 30, 2010 as compared to $397 million for the fiscal year ended September 30, 2009. Expressed as a percentage of revenues, total OIBDA margin remained flat at 12% for the fiscal years ended September 30, 2010 and September 30, 2009. Our OIBDA decrease was primarily driven by decreased revenues and increased severance charges of $31 million primarily related to our Recorded Music operations, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decreases in artist and repertoire and selling and marketing expense noted above.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2011 vs. 2010

Depreciation expense increased by $3 million, or 8%, from $39 million for fiscal year ended September 30, 2010 to $42 million for the twelve months ended September 30, 2011, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

2010 vs. 2009

Depreciation expense increased by $2 million, or 5%, from $37 million for the fiscal year ended September 30, 2009 to $39 million for the fiscal year ended September 30, 2010. The increase was primarily related to additional depreciation expense from recently acquired companies.

Amortization expense

2011 vs. 2010

Amortization expense decreased by $3 million, or 1%, from $219 million for the fiscal year ended September 30, 2010 to $216 million for the twelve months ended September 30, 2011. The decrease was primarily related to purchase price accounting recorded in connection with the Merger due to longer useful lives, partially offset by additional amortization associated with recent intangible asset acquisitions.

2010 vs. 2009

Amortization expense decreased by $6 million, or 3%, from $225 million for the fiscal year ended September 30, 2009 to $219 million for the fiscal year ended September 30, 2010. The decrease was due primarily to certain intangible assets being fully amortized during the fiscal year ended September 30, 2010.

Operating income

2011 vs. 2010

Our operating income decreased $58 million, or 64%, to $32 million for the twelve months ended September 30, 2011 as compared to $90 million for the fiscal year ended September 30, 2010. Operating income margin decreased to 1% for the twelve months ended September 30, 2011, from 3% for the fiscal year ended September 30, 2010. The decrease in operating income was primarily due to the decline in OIBDA, the increase in depreciation expense, partially offset by the decrease in amortization expense noted above.

2010 vs. 2009

Our operating income decreased $45 million, or 33%, to $90 million for the fiscal year ended September 30, 2010 as compared to $135 million for the fiscal year ended September 30, 2009. Operating income margin decreased to 3% for the fiscal year ended September 30, 2010, from 4% for the fiscal year ended September 30, 2009. The decrease in operating income was primarily due to the decline in OIBDA and the increase in depreciation expense partially offset by the decrease in amortization expense noted above.

Interest expense, net

2011 vs. 2010

Interest expense, net, increased $23 million, or 12%, to $213 million for the twelve months ended September 30, 2011 as compared to $190 million for the fiscal year ended September 30, 2010. The increase in interest expense was primarily driven by the refinancing of certain of our existing indebtedness in connection with the Merger. The refinancing resulted in $19 million in tender/call premiums incurred in connection with the debt obligations that were repaid in full. In addition, the new debt obligations were issued with higher interest rates.

2010 vs. 2009

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

Other income (expense), net

2011 vs. 2010

Other income (expense), net for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. In addition, other income increased as a result of the settlement of an income tax audit in Germany reimbursable to us by Time Warner under the terms of the 2004 Acquisition.

2010 vs. 2009

Other income (expense), net for the fiscal years ended September 30, 2010 and September 30, 2009 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

2011 vs. 2010

Income tax expense decreased to $30 million for the twelve months ended September 30, 2011 from $41 million for the fiscal year ended September 30, 2010. The decrease in income tax expense primarily relates to a decrease in pretax earnings in certain foreign jurisdictions, and a valuation allowance reversal related to acquisitions during the twelve months ended September 30, 2011, offset by additional tax reserves.

2010 vs. 2009

We provided income tax expense of $41 million and $50 million for the fiscal years ended September 30, 2010 and September 30, 2009, respectively. The decrease in income tax expense primarily relates to a decrease in pretax earnings in certain foreign jurisdictions.

Net loss

2011 vs. 2010

Our net loss increased by $61 million to $206 million for the twelve months ended September 30, 2011, as compared to $145 million for the fiscal year ended September 30, 2010. The increase was a result of the decrease in our OIBDA and increases in depreciation expense and interest expense, partially offset by the decrease in income tax and amortization expense and the change in other income (expense) noted above.

2010 vs. 2009

Our net loss increased by $41 million to $145 million for the fiscal year ended September 30, 2010, as compared to $104 million for the fiscal year ended September 30, 2009. The increase in net loss was primarily the result of the factors noted above with respect to our loss.

Noncontrolling interest

2011 vs. 2010

Net loss attributable to noncontrolling interests for the twelve months ended September 30, 2011 and for the fiscal year ended 2010 were $1 million and $2 million, respectively.

2010 vs. 2009

Net loss attributable to noncontrolling interests for the fiscal years ended September 30, 2010 and September 30, 2009 were $2 million and $4 million, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$454	$1,890	$2,344	$2,459	$2,649	$(115)	-5%	$(190)	-7%
OIBDA	48	234	282	279	332	3	1%	(53)	-16%
Operating income	$17	$93	$110	$102	$149	$8	8%	$(47)	-32%

Music Publishing
Revenue	$104	$440	$544	$556	$582	$(12)	-2%	$(26)	-4%
OIBDA	51	96	147	157	165	(10)	-6%	(8)	-5%
Operating income	$39	$34	$73	$86	$97	$(13)	-15%	$(11)	-11%

Corporate Expenses and Eliminations
Revenue	$(4)	$(15)	$(19)	$(27)	$(26)	$8	-30%	$(1)	-4%
OIBDA	(18)	(121)	(139)	(88)	(100)	(51)	58%	12	12%
Operating loss	$(22)	$(129)	$(151)	$(98)	$(111)	$(53)	54%	$13	-12%

Total
Revenue	$554	$2,315	$2,869	$2,988	$3,205	$(119)	-4%	$(217)	-7%
OIBDA	81	209	290	348	397	(58)	-17%	(49)	-12%
Operating income	$34	$(2)	$32	$90	$135	$(58)	-64%	$(45)	-33%

Recorded Music

Revenues

2011 vs. 2010

Recorded Music revenues decreased $115 million, or 5% to $2.344 billion for the twelve months ended September 30, 2011, from $2.459 billion for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 82% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Recorded Music revenues were $958 million and $1.043 billion, or 41% and 42% of Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Recorded Music revenues were $1.386 billion and $1.416 billion, or 59% and 58% of consolidated Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively.

This performance reflected the continued decline in physical sales in the recorded music industry and a more robust release schedule in the prior fiscal year, partially offset by increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue have not yet fully offset the decline in physical revenue. Digital revenues increased by $55 million, or 8%, for the twelve months ended September 30, 2011, driven by the growth in digital downloads in the U.S. and International and emerging new digital revenue streams such as Spotify and YouTube, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. Licensing revenues increased $16 million, or 7%, to $234 million for the twelve months ended September 30, 2011, driven primarily by increases in the licensing of recorded music assets in film and television as well as compilations. The increases in our European concert promotion business reflected a stronger touring schedule in the current fiscal year. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $173 million, or 7%, for the twelve months ended September 30, 2011.

2010 vs. 2009

Recorded Music revenues decreased $190 million, or 7% to $2.459 billion for the fiscal year ended September 30, 2010, from $2.649 billion for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Recorded Music revenues represented 82% of consolidated revenues for the fiscal years ended September 30, 2010 and September 30, 2009. U.S. Recorded Music revenues were $1.043 billion and $1.174 billion, or 42% and 44% of Recorded Music revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively. International Recorded Music revenues were $1.416 billion and $1.475 billion, or 58% and 56% of consolidated Recorded Music revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively.

This performance reflected the ongoing impact of the transition from physical to digital sales and decreased licensing revenues partially offset by stronger international concert promotion revenue in the current fiscal year, most notably in Italy. Reduced consumer demand for physical products has resulted in a reduction in the amount of floor and shelf space dedicated to music by retailers. Retailers still account for the majority of sales of our physical product; however, as the number of physical music retailers has declined significantly, there is increased competition for available display space. This has led to a decrease in the amount and variety of physical product on display. In addition, increases in digital revenue have not yet fully offset the decline in physical revenue. We believe this is attributable to the ability of consumers in the digital space to purchase individual tracks from an album rather than purchase the entire album and the ongoing issue of piracy. Digital revenue increased $57 million, or 9%, for the fiscal year ended September 30, 2010, largely due to strong international download growth and moderate domestic download growth, offset by declines in mobile revenues primarily related to lower ringtone demand in the U.S. Digital revenue in the U.S. is increasingly correlated to our overall release schedule and the timing and success of new products and service introductions. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased $251 million, or 9%, for the fiscal year ended September 30, 2010.

Recorded Music cost of revenues was composed of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$114	$501	$615	$642	$732	$(27)	-4%	$(90)	-12%
Product costs	119	428	547	566	589	(19)	-3%	(23)	-4%
Licensing costs	15	63	78	70	78	8	11%	(8)	-10%

Total cost of revenues	$248	$992	$1,240	$1,278	$1,399	$(38)	-3%	$(121)	-9%

Cost of revenues

2011 vs. 2010

Recorded Music cost of revenues decreased by $38 million, or 3%, for the twelve months ended September 30, 2011. Cost of revenues represented 53% and 52% of Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal years ended September 30, 2010. The decrease in cost of revenues was driven primarily by decreases in artist and repertoire costs and product costs, partially offset by an increase in licensing costs. The decrease in artist and repertoire costs was driven by decreased revenues for the current twelve months ended period, a cost-recovery benefit recognized in the prior year related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off. The decrease in product costs was driven by effective supply chain management and the continuing change in mix from physical to digital sales, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses. The increase in licensing costs was driven by the increase in licensing revenue.

2010 vs. 2009

Recorded Music cost of revenues decreased by $121 million, or 9%, for the fiscal year ended September 30, 2010. Cost of revenues represented 52% and 53% of Recorded Music revenues for the fiscal years ended September 30, 2010 and September 30, 2009. The decrease in cost of revenues was driven primarily by the decrease in artist and repertoire costs, product costs and licensing costs. The decrease in artist and repertoire costs was driven by the decrease in revenue, a cost-recovery benefit related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off. The decrease in product costs was driven by the decline of physical product revenue as a result of the change in revenue mix from the sale of physical products to new forms of digital music partially offset by production costs associated with our European concert promotion business. The decrease in licensing costs was driven by the decrease in licensing revenue.

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor		2011 vs. 2010		2010 vs. 2009
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Years Ended September 30,
				2010	2009	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$74	$309	$383	$423	$398	$(40)	-9%	$25	6%
Selling and marketing expense	77	330	407	436	476	(29)	-7%	(40)	-8%
Distribution expense	12	46	58	68	66	(10)	-15%	2	3%

Total selling, general and administrative expense	$163	$685	$848	$927	$940	$(79)	-9%	$(13)	-1%

(1)	Includes depreciation expense of $26 million, $25 million and $22 million for the twelve months ended September 30, 2011, September 30, 2010 and September 30, 2009, respectively.

Selling, general and administrative expense

2011 vs. 2010

Selling, general and administrative costs decreased by $79 million, or 9% for the twelve months ended September 30, 2011. The decrease in selling, general and administrative expense was driven primarily by decreases in selling and marketing expense, general and administrative expense and distribution expense. The decrease in selling and marketing expense was primarily as a result of our effort to better align selling and marketing expenses with revenues earned as well as lower severance charges in the current period. The decrease in general and administrative expense was driven by the benefit from the LimeWire settlement, lower bad debt expense, lower compensation expense, lower severance charges and the realization of cost savings from management initiatives taken in prior periods, partially offset by an increase in stock compensation expense related to the modifications of existing restricted stock award agreements. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses decreased to 36% for twelve months ended September 30, 2011 from 38% for the fiscal year ended September 30, 2010.

2010 vs. 2009

Selling, general and administrative costs decreased by $13 million, or 1%, for the fiscal year ended September 30, 2010. The decrease in selling, general and administrative expense was driven primarily by the decrease in selling and marketing expense partially offset by the increase in general and administrative expense. The decrease in selling and marketing expense was driven by our continued efforts to better align spending on selling and marketing expense with revenues earned. The increase in general and administrative expense was driven by severance charges $46 million taken during the 2010 fiscal year as compared with $18 million in the 2009 fiscal year, partially offset by the realization of cost savings from management initiatives taken in prior periods. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses increased to 38% for fiscal year ended September 30, 2010 from 35% for the fiscal years ended September 30, 2009.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
OIBDA	$48	$234	$282	$279	$332	$3	1%	$(53)	-16%
Depreciation and amortization expense	(31)	(141)	(172)	(177)	(183)	5	-3%	6	-3%

Operating income	$17	$93	$110	$102	$149	$8	8%	$(47)	-32%

2011 vs. 2010

Recorded Music OIBDA increased by $3 million, or 1%, to $282 million for the twelve months ended September 30, 2011 compared to $279 million for the fiscal year ended September 30, 2010. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin was 12% and 11% for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Our increased OIBDA margin was primarily the result of the realization of cost savings from management initiatives taken in prior periods, the benefit from the LimeWire settlement, lower bad debt expense, lower compensation expense, lower severance charges, lower products costs and lower selling and marketing and distribution expense, partially offset by an increase in stock compensation expense related to the modifications of existing restricted stock award agreements.

Recorded Music operating income increased by $8 million, or 8% due to the increase in OIBDA noted above, the decrease in amortization expense, partially offset by the increase in depreciation expense. Recorded Music operating income margin increased to 5% for the twelve months ended September 30, 2011 from 4% for the fiscal year ended September 30, 2010.

2010 vs. 2009

Recorded Music OIBDA decreased by $53 million, or 16%, to $279 million for the fiscal year ended September 30, 2010 compared to $332 million for the fiscal year ended September 30, 2009. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin was 11% and 13% for the fiscal years ended September 30, 2010 and September 30, 2009, respectively. Our decreased OIBDA margin was primarily the result of increased severance charges and decreased revenues, partially offset by the realization of cost savings from management initiatives taken in prior periods and the decrease in artist and repertoire costs and product costs noted above.

Recorded Music operating income decreased by $47 million, or 32%, due to the decrease in OIBDA and the increase in depreciation expense, partially offset by the decrease in depreciation and amortization expense noted above. Recorded Music operating income margin decreased to 4% for the fiscal year ended September 30, 2010 from 6% for the fiscal year ended September 30, 2009.

Music Publishing

Revenues

2011 vs. 2010

Music Publishing revenues decreased by $12 million, or 2%, to $544 million for the twelve months ended September 30, 2011 from $556 million for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 18% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Music Publishing revenues were $195 million and $214 million, or 36% and 38% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Music Publishing revenues were $349 million and $342 million, or 64% and 62% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $28 million, or 5%, for the twelve months ended September 30, 2011.

The decrease in Music Publishing revenues was driven primarily by an expected decrease in mechanical revenue, partially offset by an increase in synchronization revenue, performance revenue, digital revenue and other revenue. Expected decreases in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit of $5 million stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. Synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. Performance revenue improved as a result of recent acquisitions and collections from international societies, partially offset by our decision not to renew a low margin administration deal in the prior year. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

2010 vs. 2009

Music Publishing revenues decreased by $26 million, or 4%, to $556 million for the fiscal year ended September 30, 2010 from $582 million for the fiscal year ended September 30, 2009. Prior to intersegment eliminations, Music Publishing revenues represented 18% of consolidated revenues, for the fiscal years ended September 30, 2010 and September 30, 2009. U.S. Music Publishing revenues were $214 million and $242 million, or 38% and 42% of Music Publishing revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively. International Music Publishing revenues were $342 million and $340 million, or 62% and 58% of Music Publishing revenues for the fiscal years ended September 30, 2010 and September 30, 2009, respectively.

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

Music Publishing cost of revenues was composed of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$42	$288	$330	$334	$359	$(4)	-1%	$(25)	-7%

Total cost of revenues	$42	$288	$330	$334	$359	$(4)	-1%	$(25)	-7%

Cost of revenues

2010 vs. 2011

Music Publishing cost of revenues decreased $4 million, or 1%, to $330 million for the twelve months ended September 30, 2011, from $334 million for the fiscal year ended September 30, 2010. The decrease in cost of revenues was driven primarily by a combination of lower revenues in the current-year and lower costs associated with a low-margin administration deal which we decided not to renew, partially offset by the timing of artist and repertoire spend as well as an adjustment to royalty reserves in the prior-year period. Music Publishing cost of revenues as a percentage of Music Publishing revenues increased to 61% for the twelve months ended September 30, 2011 from 60% for the fiscal year ended September 30, 2010, primarily as a result of a change in control fee paid in connection with the Merger as well as a prior-year period adjustment to royalty reserves.

2010 vs. 2009

Music Publishing cost of revenues decreased by $25 million, or 7%, to $334 million for the fiscal year ended September 30, 2010, from $359 million for the fiscal year ended September 30, 2009. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 62% for the fiscal year ended September 30, 2009 to 60% for the fiscal year ended September 30, 2010. The decrease was driven primarily by revenue mix, an adjustment in royalty reserves and our continued focus to direct current and future spending on publishing deals that maximize profitability.

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		Predecessor
				For the Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$9	$58	$67	$67	$60	$—	—	$7	12%
Selling and marketing expense	1	1	2	2	2	—	—	—	—

Total selling, general and administrative expense	$10	$59	$69	$69	$62	$—	—	$7	11%

(1)	Includes depreciation expense of $4 million for the twelve months ended September 30, 2011, September 30, 2010 and September 30, and 2009.

Selling, general and administrative expense

2011 vs. 2010

Music Publishing selling, general and administrative expense remained flat at $69 million for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 13% for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010.

2010 vs. 2009

Music Publishing selling, general and administrative expense increased $7 million to $69 million for the fiscal year ended September 30, 2010 from $62 million for the fiscal year ended September 30, 2009 primarily as a result of increased professional fees and compensation expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense was 12% and 11% for the fiscal years ended September 30, 2010 and September 30, 2009, respectively.

Transaction costs

2011 vs. 2010

Transaction costs of $2 million for the twelve months ended September 30, 2011 were incurred in connection with the consummation of the Merger and relate primarily to a change in control fee.

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	Successor	Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Years Ended September 30,		2011 vs. 2010		2010 vs. 2009
				2010	2009	$ Change	% Change	$ Change	% Change
OIBDA	$51	$96	$147	$157	$165	$(10)	-6%	$(8)	-5%
Depreciation and amortization expense	(12)	(62)	(74)	(71)	(68)	(3)	4%	(3)	4%

Operating income	$39	$34	$73	$86	$97	$(13)	-15%	$(11)	-11%

2011 vs. 2010

Music Publishing OIBDA decreased $10 million to $147 million for the twelve months ended September 30, 2011 from $157 million for the fiscal year ended September 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA decreased to 27% for the twelve months ended September 30, 2011 from 28% and for the fiscal year ended and September 30, 2010, respectively. The decrease in OIBDA was due primarily to lower revenues partially offset by lower artist and repertoire costs related to a low-margin administration deal which we decided not to renew.

Music Publishing operating income decreased by $13 million for the twelve months ended September 30, 2011 due to the decrease in OIBDA noted above and an increase in amortization expense related to additional amortization associated with recent intangible asset acquisitions.

2010 vs. 2009

Music Publishing OIBDA decreased $8 million to $157 million for the fiscal year ended September 30, 2010 from $165 million for the fiscal year ended September 30, 2009. The decrease in Music Publishing OIBDA was due primarily to a $2 million benefit recorded in the 2010 fiscal year, as compared with a $7 million benefit recorded in the 2009 fiscal year, stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by U.S. record companies. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA was flat at 28% for the fiscal years ended September 30, 2010 and September 30, 2009.

Music Publishing operating income decreased by $11 million for the fiscal year ended September 30, 2010 due to the increase in depreciation and amortization expense and the decrease in OIBDA as noted above.

Corporate Expenses and Eliminations

2011 vs. 2010

Our OIBDA loss from corporate expenses and eliminations increased $51 million to $139 million for the twelve months ended September 30, 2011, from $88 million for the fiscal year ended September 30, 2010. The increase in OIBDA loss from corporate expenses and eliminations was primarily driven by expenses incurred in connection with the consummation of the Merger, an increase in share-based compensation expense related to the payout of unvested Predecessor options and restricted stock awards as well as from the modification of certain restricted stock award agreements and an increase in merger and acquisition related professional fees, partially offset by lower compensation expense, the realization of cost savings from management initiatives taken in prior periods, lower bad debt expense in the current period and lower severance charges in the current period.

Our operating loss from corporate expenses and eliminations increased to $151 million for the twelve months ended September 30, 2011, from $98 million for the fiscal year ended September 30, 2010. The decrease in operating loss was primarily driven by the increase in corporate expenses noted above.

2010 vs. 2009

Our OIBDA loss from corporate expenses and eliminations decreased $12 million to $88 million for the fiscal year ended September 30, 2010, from $100 million for the fiscal year ended September 30, 2009. The decrease in OIBDA loss from corporate expenses and eliminations was primarily driven by our company-wide cost management efforts and lower professional fees.

Our operating loss from corporate expenses and eliminations decreased to $98 million for the fiscal year ended September 30, 2010, from $111 million for the fiscal year ended September 30, 2009. The decrease in operating loss was primarily driven by the decrease in corporate expenses noted above and amortization expense.

ADJUSTED RESULTS

As discussed above under “—Results of Operations”, GAAP requires that we separately present our results for fiscal 2011 between Predecessor and Successor periods and, for the periods presented below, we have done so elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Our combined results presented below and elsewhere in this discussion are not reported in accordance with GAAP but our management believes reviewing our operating results for the twelve months ended September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance, and management performs reviews at that level. As discussed in the section entitled “—Factors Affecting Results of Operations and Financial Condition” above, our combined results for the twelve months ended September 30, 2011 have been affected by certain items identified as being in connection with the Merger. Factors affecting period-to-period comparability of the unadjusted combined results for the twelve months ended September 30, 2011 included transaction costs and share-based compensation expense related to the Merger.

The following tables reconcile our reported results to our adjusted results for the twelve months ended September 30, 2011. The items identified as being in connection with the Merger did not affect results in other periods.

Reconciliation of Reported Results to Adjusted Results, Twelve Months Ended September 30, 2011 (in millions):

	For the Combined Twelve Months ended September 30, 2011
	Total Warner Music Group Corp. Operating Income	Recorded Music Operating Income	Music Publishing Operating Income	Total Warner Music Group Corp. OIBDA	Recorded Music OIBDA	Music Publishing OIBDA	Net loss attributable to Warner Music Group Corp.
Reported Results	$32	$110	$73	$290	$282	$147	$(205)
Factors Affecting Comparability:
Acquisition Expenses (1)	53	—	2	53	—	2	53
Share-Based Compensation Expense (2)	14	8	1	14	8	1	14

Adjusted Results	$99	$118	$76	$357	$290	$150	$(138)

(1)	Adjusted Results for the twelve months ended September 30, 2011 exclude $53 million in fees incurred in connection with the acquisition of the Company by Access. These costs primarily included advisory, accounting, legal and other professional fees.
(2)	Adjusted Results for the twelve months ended September 30, 2011 exclude $14 million ($8 million Recorded Music, $1 million Music Publishing and $5 million corporate) in share-based compensation expense incurred in connection with the acquisition of the Company by Access.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2011

At September 30, 2011, we had $2.217 billion of debt, $154 million of cash and equivalents (net debt of $2.063 billion, defined as total debt less cash and equivalents and short-term investments) and a $1.096 billion Warner Music Group Corp. equity. This compares to $1.945 billion of debt, $439 million of cash and equivalents (net debt of $1.506 billion, defined as total debt less cash and equivalents and short-term investments) and a $265 million deficit at September 30, 2010. Net debt increased by $557 million as a result of (i) a $285 million decrease in cash and equivalents (ii) the issuance of $765 million of Unsecured WMG Notes with an original issue discount of $17 million (for net proceeds of $748 million), (iii) the issuance of $150 million of Secured WMG Notes with an original issue premium of $7 million (for net proceeds of $157 million), (iv) the issuance of $150 million of Holdings Notes, (v) the $62 million premium (Successor) and the elimination of the $35 million discount (Predecessor) related to the $1.1 billion Existing Secured Notes offset by (vi) the full repayment of our Existing Acquisition Corp. Notes and Existing Holdings Notes as part of the refinancing described below for a total of $880 million.

The $1.361 billion increase in Warner Music Group Corp.’s equity during the twelve months ended September 30, 2011 (Successor) included the elimination of $1.5 billion of Predecessor equity and the initial investment by Parent as a result of the Merger, $24 million of stock-based compensation, $6 million of exercised Predecessor stock options, foreign currency exchange movements of $5 million, $3 million related to deferred gains on derivative financial instruments, $1 million related to the minimum pension liability offset by $174 million and $31 million of Predecessor and Successor net loss.

Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent. Parent funded the Merger Consideration through cash on hand at the Company at closing, equity financing obtained from Parent and debt financing obtained by third party lenders. In connection with the Merger, the Company also refinanced certain of its existing consolidated indebtedness. See “Overview—The Merger.”

Cash Flows

The following table summarizes our historical cash flows. The financial data for the periods from July 20, 2011 through September 30, 2011 (Successor) and from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor) have been derived from our audited financial statements included elsewhere herein.

	Successor	Predecessor		Predecessor
Cash Provided By (Used In):	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	For the Combined Twelve Months ended September 30, 2011	For the Fiscal Year Ended September 30, 2010	For the Fiscal Year Ended September 30, 2009
		(in millions)
Operating activities	$(64)	$12	$(52)	$150	$237
Investing activities	(1,292)	(155)	(1,447)	(85)	82
Financing activities	1,199	5	1,204	(3)	(346)

Operating Activities

Cash used in operations was $52 million for the twelve months ended September 30, 2011 compared to cash provided by operations of $150 million for the fiscal year ended September 30, 2010 (Predecessor) and $237 million for the fiscal year ended September 30, 2009 (Predecessor). The decrease in results from operating activities reflected the decrease in our OIBDA driven primarily by transaction costs incurred in connection with the Merger, the increase in cash paid for severance, the expected increase in cash paid for interest of $41 million and the timing of our working capital requirements.

Investing Activities

Cash used in investing activities was $1.447 billion for the twelve months ended September 30, 2011 compared to $85 million for the fiscal year ended September 30, 2010 (Predecessor) and cash provided by investing activities of $82 million of the fiscal year ended September 30, 2009 (Predecessor). Cash used in investing activities of $1.447 billion for the twelve months ended September 30, 2011 consisted of $48 million of capital expenditures primarily related to software infrastructure improvements, cash used of $62 million to acquire music publishing rights, $59 million to acquire businesses, net of cash acquired and $1.278 billion related to the purchase of Predecessor. Cash used in investing activities of $85 million for the fiscal year ended September 30, 2010 (Predecessor) consisted primarily $51 million of capital expenditures primarily related to software infrastructure improvements, cash used of $36 million to acquire music publishing rights, cash used for acquisitions totaling $7 million, net of cash acquired, offset by $9 million of cash proceeds received in the connection with the sale of our equity investment in lala media, inc. Cash provided by investing activities of $82 million for the fiscal year ended September 30, 2009 (Predecessor) consisted primarily of proceeds received from the sale of our remaining stake in Front Line Management to Ticketmaster for $123 million and proceeds from the sale of a building of $8 million offset by $27 million in capital expenditures, cash used for acquisitions totaling $16 million and $11 million of cash used to acquire music publishing rights.

Financing Activities

Cash provided by financing activities was $1.204 billion for the twelve months ended September 30, 2011 compared to cash used in financing activities of $3 million for the fiscal year ended September 30, 2010 (Predecessor) and $346 million for the fiscal year ended September 30, 2009 (Predecessor). Cash provided by financing activities was $1.204 billion for the twelve months ended September 30, 2011 and consisted primarily of a capital contribution received from Parent of $1.099 billion, net proceeds from the issuance of the Unsecured WMG Notes of $747 million, net proceeds from the issuance of the Secured WMG Notes of $157 million, proceeds from the issuance of the Holdings Senior Notes of $150 million and proceeds from the exercise of stock options of $6 million, partially offset by full repayment of the Existing Acquisition Corp. Notes of $626 million, the full repayment of the Existing Holdings Notes of $258 million, deferred financing fees related to new debt obligations of $70 million and distributions to our noncontrolling interest holders of $1 million. Cash used in financing activities of $3 million for the fiscal year ended September 30, 2010 (Predecessor) consisted of distributions to our noncontrolling interest holders. Cash used in financing activities of $346 million for the fiscal year ended September 30, 2009 (Predecessor) consisted of the full repayment of the senior credit facility of $1.371 billion, quarterly repayments of debt of $8 million, $23 million of financing fees related to the Existing Secured Notes and distributions to our noncontrolling interest holders of $3 million, offset by $1.059 billion of net proceeds from the issuance of the Existing Secured Notes.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and short-term investments and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends or repurchases of our outstanding notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of September 30, 2011 (Successor), our long-term debt was as follows:

Revolving Credit Facility (a)	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp. (b)	1,162
9.5% Secured WMG Notes due 2016—Acquisition Corp. (c)	157
11.5% Unsecured WMG Notes due 2018—Acquisition Corp. (d)	748
13.75% Holdings Notes due 2019—Holdings (e)	150

Total long term debt	$2,217

(a)	Reflects $60 million of commitments under the Revolving Credit Facility which was undrawn at September 30, 2011.
(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premium of $62 million.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premium of $7 million.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discount of $17 million.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million

Revolving Credit Facility

In connection with the Merger, Acquisition Corp. entered into a credit agreement (the “Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”).

General

Acquisition Corp. is the borrower (the “Borrower”) under the Credit Agreement which provides for a revolving credit facility in the amount of up to $60 million (the “Commitments”) and includes a letter of credit sub-facility. The Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. The Credit Agreement matures five years from the Closing Date.

Interest Rates and Fees

Borrowings under the Credit Agreement bear interest at Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR rate”), plus 4% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month LIBOR rate plus 1.0% per annum, plus, in each case, 3% per annum. The LIBOR rate shall be deemed to be not less than 1.5%.

If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.00% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.00% per annum above the amount that would apply to an alternative base rate loan.

The Credit Agreement bears a commitment fee on the unutilized portion equal to 0.50%, payable quarterly in arrears. Acquisition Corp. is required to pay certain upfront fees to lenders and agency fees to the agent under the Credit Agreement, in the amounts and at the times agreed between the relevant parties.

Prepayments

If, at any time, the aggregate amount of outstanding borrowings (including letters of credit outstanding thereunder) exceeds the Commitments, prepayments of the loans (and after giving effect to such prepayment the cash collateralization of letters of credit) will be required in an amount equal to such excess. The application of proceeds from mandatory prepayments shall not reduce the aggregate amount of then effective commitments under the Credit Agreement and amounts prepaid may be reborrowed, subject to then effective commitments under the Credit Agreement.

Voluntary reductions of the unutilized portion of the Commitments and prepayments of borrowings under the Credit Agreement are permitted at any time, in minimum principal amounts set forth in the Credit Agreement, without premium or penalty, subject to reimbursement of the Lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR-based borrowings other than on the last day of the relevant interest period.

Guarantee; Security

Acquisition Corp. and certain of its domestic subsidiaries entered into a Subsidiary Guaranty, dated as of the Closing Date (the “Subsidiary Guaranty”) pursuant to which all obligations under the Credit Agreement are guaranteed by Acquisition Corp.’s existing subsidiaries that guarantee the Existing Secured Notes and each other direct and indirect wholly owned U.S. subsidiary, other than certain excluded subsidiaries.

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

Covenants, Representations and Warranties

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on dividends on, and redemptions and purchases of, equity interests and other restricted payments, limitations on prepayments, redemptions and repurchases of certain debt, limitations on liens, limitations on loans and investments, limitations on debt, guarantees and hedging arrangements, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Borrower and its subsidiaries, limitations on restrictions on ability of subsidiaries to pay dividends or make distributions, limitations on amendments of subordinated debt and unsecured bonds and limitations on capital expenditures. The negative covenants are subject to customary and other specified exceptions.

There are no financial covenants included in the Credit Agreement, other than a springing leverage ratio, which will be tested only when there are loans outstanding under the Credit Agreement in excess of $5 million (excluding letters of credit).

Events of Default

Events of default under the Credit Agreement are limited to nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration of certain material debt, bankruptcy, material judgments, ERISA events, actual or asserted invalidities of the Credit Agreement, guarantees or security documents and a change of control, subject to customary notice and grace period provisions.

Existing Secured Notes

As of September 30, 2011, Acquisition Corp. had $1.162 billion of debt represented by its 9.5% Senior Secured Notes due 2016 (the “Existing Secured Notes”). Acquisition Corp. issued $1.1 billion aggregate principal amount of Existing Secured Notes in 2009 pursuant to the Indenture, dated as of May 28, 2009 (as amended and supplemented, the “Existing Secured Notes Indenture”), among the Acquisition Corp., the guarantors party thereto, and Wells Fargo Bank, National Association as trustee.

The Existing Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID was equal to the difference between the stated principal amount and the issue price. Following the Merger, in accordance with the guidance under ASC 805, these notes were recorded at fair value in conjunction with acquisition-method accounting. This resulted in the elimination of the predecessor discount and the establishment of a $65 million successor premium based on market data as of the closing date. This premium will be amortized using the effective interest rate method and reported as an offset to non-cash interest expense. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

Acquisition Corp. used the net proceeds from the Existing Secured Notes offering, plus approximately $335 million in existing cash, to repay in full all amounts due under its previous senior secured credit facility and pay related fees and expenses. In connection with the repayment, Acquisition Corp. terminated its previous revolving credit facility.

The Existing Secured Notes remain outstanding following the Merger. Acquisition Corp. entered into a supplemental indenture, dated as of the Closing Date (the “Existing Secured Notes Supplemental Indenture”) that supplements the Existing Secured Notes Indenture. Pursuant to the Existing Secured Notes Supplemental Indenture, certain subsidiaries of Acquisition Corp. that had not previously been parties to the Existing Secured Notes Indenture, agreed to become parties thereto and to unconditionally guarantee, on a senior secured basis, payment of the Existing Secured Notes.

Ranking and Security

The Existing Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with the Secured WMG Notes and the Revolving Credit Facility and all future indebtedness secured under the same security arrangements as such indebtedness. The Existing Secured Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Secured WMG Notes, indebtedness under the Revolving Credit Facility and the Unsecured WMG Notes; are effectively senior to all of Acquisition Corp.’s existing and future unsecured indebtedness, to the extent of the assets securing the Existing Secured Notes and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below), to the extent of the assets of those subsidiaries. All obligations under the Existing Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings (which consists of the shares of Acquisition Corp.), Acquisition Corp., and the subsidiary guarantors, except for certain excluded assets.

Guarantees

The Existing Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries, except for certain excluded subsidiaries, and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with such subsidiary guarantor’s guarantees of the Secured WMG Notes and the Revolving Credit Facility and all future indebtedness of such subsidiary guarantor secured under the same security arrangements as such indebtedness. Each subsidiary guarantee ranks senior in right of payment to all existing and future subordinated obligations of such subsidiary guarantor; ranks equally in right of payment with all of such subsidiary guarantor’s existing and future senior indebtedness, including such subsidiary guarantor’s guarantee of the Secured WMG Notes, indebtedness under the Revolving Credit Facility and the Unsecured WMG Notes; is effectively senior to all of such subsidiary guarantor’s existing and future unsecured indebtedness, to the extent of the assets securing such subsidiary guarantor’s guarantee of the Existing Secured Notes and is structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of such subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), to the extent of the assets of such subsidiary. Any subsidiary guarantee of the Existing Secured Notes may be released in certain circumstances. The Existing Secured Notes are not guaranteed by Holdings.

Optional Redemption

Acquisition Corp. may redeem the Existing Secured Notes, in whole or in part, at any time prior to June 15, 2013, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest and special interest, if any, on the Existing Secured Notes to be redeemed to the applicable redemption date.

The Existing Secured Notes may also be redeemed, in whole or in part, at any time prior to June 15, 2013, upon the consummation and closing of a Major Music/Media Transaction (as defined in the Existing Secured Notes Indenture), at a redemption price equal to 104.750% of the principal amount of the Existing Secured Notes redeemed plus accrued and unpaid interest and special interest, if any, on the Existing Secured Notes to be redeemed to the applicable redemption date, subject to the right of holders of the Existing Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

On or after June 15, 2013, Acquisition Corp. may redeem all or a part of the Existing Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and special interest, if any, on the Existing Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2013	104.750%
2014	102.375%
2015 and thereafter	100.000%

In addition, at any time prior to June 15, 2012, Acquisition Corp. may on any one or more occasions redeem up to 35% of the aggregate principal amount of Existing Secured Notes at a redemption price equal to 109.50% of the principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings; provided that: (1) at least 50% of the aggregate principal amount of Existing Secured Notes originally issued under the Existing Secured Notes Indenture (excluding Existing Secured Notes held by Acquisition Corp. and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

Change of Control

Upon the occurrence of a change of control, which is defined in the Existing Secured Notes Indenture, each holder of the Existing Secured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Existing Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date. A change of control includes, among other events, either a sale of Acquisition Corp.’s Recorded Music business or a sale of its Music Publishing business. A sale of the Acquisition Corp.’s Recorded Music Business will not constitute a change of control where Acquisition Corp. has made an offer to redeem all the Existing Secured Notes in connection with such sale.

The Existing Secured Notes remain outstanding following the Merger. In connection with the Merger, in May 2011, the Company received the requisite consents from holders of the Existing Secured Notes to amend the indenture governing the notes such that the Merger would not constitute a “Change of Control” as defined therein.

Covenants

The Existing Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens securing certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; sell or otherwise dispose of its Music Publishing business; and enter into certain transactions with its affiliates.

Events of Default

Events of default under the Existing Secured Notes Indenture are limited to the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Existing Secured Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt, certain bankruptcy and insolvency events, material judgment defaults, actual or asserted invalidity of a guarantee of a significant subsidiary and actual or asserted invalidity of material security interests, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Existing Secured Notes to become or to be declared due and payable.

Secured WMG Notes

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

The Secured WMG Notes were issued at 104.75% of their face value for total net proceeds of $157 million, with an effective interest rate of 8.32%. The original issue premium (OIP) was $7 million. The OIP is the difference between the stated principal amount and the issue price. The OIP will be amortized over the term of the Secured WMG Notes using the effective interest rate method and reported as an offset to non-cash interest expense. The Secured WMG Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at fixed rate of 9.50% per annum.

Ranking and Security

The Secured WMG Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with the Existing Secured Notes and the Revolving Credit Facility and all future indebtedness secured under the same security arrangements as such indebtedness. The Secured WMG Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Secured Notes, indebtedness under the Revolving Credit Facility and the Unsecured WMG Notes; are effectively senior to all of Acquisition Corp.’s existing and future unsecured indebtedness, to the extent of the assets securing the Secured WMG Notes; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)) to the extent of the assets of such subsidiaries. All obligations under the Secured WMG Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, on the assets of Holdings (which consists of the shares of Acquisition Corp.), Acquisition Corp., and the subsidiary guarantors, except for certain excluded assets.

Guarantees

The Secured WMG Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries, except for certain excluded subsidiaries, and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with such subsidiary guarantor’s guarantees of the Existing Secured Notes and the Revolving Credit Facility and all future indebtedness of such subsidiary guarantor secured under the same security arrangements as such indebtedness. Each subsidiary guarantee ranks senior in right of payment to all existing and future subordinated obligations of the applicable subsidiary guarantor; ranks equally in right of payment with all of such subsidiary guarantor’s existing and future senior indebtedness, including such subsidiary guarantor’s guarantee of the Existing Secured Notes, indebtedness under the Revolving Credit Facility and the Unsecured WMG Notes; is effectively senior to all of such subsidiary guarantor’s existing and future unsecured indebtedness, to the extent of the assets securing such subsidiary guarantor’s guarantee of the Secured WMG Notes; and is structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of such subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), to the extent of the assets of such subsidiary. Any subsidiary guarantee of the Secured WMG Notes may be released in certain circumstances. The Secured WMG Notes are not guaranteed by Holdings.

Optional Redemption

Acquisition Corp. may redeem the Secured WMG Notes, in whole or in part, at any time prior to June 15, 2013, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest and special interest, if any, on the Secured WMG Notes to be redeemed to the applicable redemption date.

The Secured WMG Notes may also be redeemed, in whole or in part, at any time prior to June 15, 2013, upon the consummation and closing of a Major Music/Media Transaction (as defined in the Secured WMG Notes Indenture), at a redemption price equal to 104.750% of the principal amount of the Secured WMG Notes redeemed plus accrued and unpaid interest and special interest, if any, on the Secured WMG Notes to be redeemed to the applicable redemption date, subject to the right of holders of the Secured WMG Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

In addition, at any time prior to June 15, 2012, Acquisition Corp. may on any one or more occasions redeem up to 35% of the aggregate principal amount of Secured WMG Notes at a redemption price equal to 109.50% of the principal amount thereof, plus accrued and unpaid interest and special interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings; provided that: (1) at least 50% of the aggregate principal amount of Secured WMG Notes originally issued under the Secured WMG Notes Indenture (excluding Secured WMG Notes held by Acquisition Corp. and its subsidiaries) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

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

Covenants

The Secured WMG Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens securing certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; sell or otherwise dispose of its Music Publishing business; and enter into certain transactions with its affiliates.

Events of Default

Events of default under the Secured WMG Notes Indenture, are limited to the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Secured WMG Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt, certain bankruptcy and insolvency events, material judgment defaults, actual or asserted invalidity of a guarantee of a significant subsidiary and actual or asserted invalidity of material security interests, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Secured WMG Notes to become or to be declared due and payable.

Senior Unsecured WMG Notes

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

The Unsecured WMG Notes were issued at 97.673% of their face value for total net proceeds of $747 million, with an effective interest rate of 12%. The original issue discount (OID) was $17 million. The OID is the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 11.50% per annum.

Ranking

The Unsecured WMG Notes are Acquisition Corp.’s general unsecured senior obligations. The Unsecured WMG Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Secured Notes, indebtedness under the Revolving Credit Facility and the Secured WMG Notes; are effectively subordinated to all of Acquisition Corp.’s existing and future secured indebtedness, including the Existing Secured Notes, indebtedness under the Revolving Credit Facility and the Secured WMG Notes, to the extent of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)), to the extent of the assets of such subsidiaries.

Guarantees

The Unsecured WMG Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries, except for certain excluded subsidiaries, and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee ranks senior in right of payment to all existing and future subordinated obligations of such subsidiary guarantor; ranks equally in right of payment with all of such subsidiary guarantor’s existing and future senior indebtedness, including such subsidiary guarantor’s guarantee of the Existing Secured Notes, indebtedness under the Revolving Credit Facility and the Secured WMG Notes; is effectively subordinated to all of such subsidiary guarantor’s existing and future secured indebtedness, including such subsidiary guarantor’s guarantee of the Existing Secured Notes, indebtedness under the Revolving Credit Facility and the Secured WMG Notes, to the extent of the assets securing such indebtedness; and is structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of such subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), to the extent of the assets of such subsidiary. Any subsidiary guarantee of the Unsecured WMG Notes may be released in certain circumstances. The Unsecured WMG Notes are not guaranteed by Holdings.

Optional Redemption

Acquisition Corp. may redeem the Unsecured WMG Notes, in whole or in part, at any time prior to October 1, 2014, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest and special interest, if any, on the Secured WMG Notes to be redeemed to the applicable redemption date. On or after October 1, 2014, Acquisition Corp. may redeem all or a part of the Unsecured WMG Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and special interest, if any, on the Unsecured WMG Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on October 1 of the years indicated below:

Year	Percentage
2014	108.625%
2015	105.750%
2016	102.875%
2017 and thereafter	100.000%

In addition, at any time (which may be more than once) before October 1, 2014, Acquisition Corp. may redeem up to 35% of the aggregate principal amount of the Unsecured WMG Notes with the net cash proceeds of certain equity offerings at a redemption price of 111.50%, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date; provided that: (1) at least 50% of the aggregate principal amount of Unsecured WMG Notes originally issued under the Unsecured WMG Notes Indenture remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

Change of Control

Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of Unsecured WMG Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and special interest, if any to the repurchase date.

Covenants

The Unsecured WMG Notes Indenture contains covenants that, among other things, limit Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Acquisition Corp. or make certain other intercompany transfers; sell certain assets; create liens securing certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.

Events of Default

Events of default under the Unsecured WMG Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Unsecured WMG Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt, certain bankruptcy and insolvency events, material judgment defaults, and actual or asserted invalidity of a guarantee of a significant subsidiary subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Unsecured WMG Notes to become or to be declared due and payable.

Senior Holdings Notes

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

The Holdings Notes were issued at 100% of their face value. The Holdings Notes mature on October 1, 2019 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 13.75% per annum.

Ranking

The Holdings Notes are Holdings’ general unsecured senior obligations. The Holdings Notes rank senior in right of payment to Holdings’ existing and future subordinated indebtedness; rank equally in right of payment with all of Holdings’ existing and future senior indebtedness; are effectively subordinated to the Existing Secured Notes, the indebtedness under the Revolving Credit Facility, and the Secured WMG Notes, to the extent of assets of Holdings securing such indebtedness; are effectively subordinated to all of Holdings’ existing and future secured indebtedness, to the extent of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Holdings’ non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)), Existing Secured Notes, the indebtedness under the Revolving Credit Facility, the Secured WMG Notes, and the Unsecured WMG Notes, to the extent of the assets of such subsidiaries.

Guarantee

The Holdings Notes are not guaranteed by any of its subsidiaries.

Optional Redemption

Holdings may redeem the Holdings Notes, in whole or in part, at any time prior to October 1, 2015, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest and special interest, if any, on the Secured WMG Notes to be redeemed to the applicable redemption date.

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

Year	Percentage
2015	106.875%
2016	103.438%
2017 and thereafter	100.000%

In addition, at any time (which may be more than once) before October 1, 2015, Holdings may redeem up to 35% of the aggregate principal amount of the Holdings Notes with the net cash proceeds of certain equity offerings at a redemption price of 113.75%, plus accrued and unpaid interest and special interest, if any, to the applicable redemption date; provided that: (1) at least 50% of the aggregate principal amount of Holdings Notes originally issued under the Holdings Notes Indenture remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

Change of Control

Upon the occurrence of certain events constituting a change of control, Holdings is required to make an offer to repurchase all of the Holdings Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

Covenants

The Holdings Notes Indenture contains covenants that, among other things, limit Holdings’ ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; create liens securing certain debt; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Holdings or make certain other intercompany transfers; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates.

Events of Default

Events of default under the Holdings Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Holdings Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt, certain bankruptcy and insolvency events, and material judgment defaults, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Holdings Notes to become or to be declared due and payable.

Guarantee of Holdings Notes

On August 2, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Holdings Notes Guarantee”), on a senior unsecured basis, the payments of Holdings on the Holdings Notes.

Guarantee of Acquisition Corp. Notes

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Acquisition Corp. Notes Guarantee”), on a senior unsecured basis, the payments of Acquisition Corp. on the Existing Secured Notes, the Secured WMG Notes, and the Unsecured WMG Notes.

Dividends

In connection with the consummation of the Merger and the related transactions, cash on hand at the Company was used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in the Company under the Merger Agreement, to repay certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. See “Overview—The Merger.”

Refinancing of Existing Notes Following the Merger

On July 20, 2011 (the “Early Acceptance Date”), each of Holdings and Acquisition Corp. accepted for purchase in connection with their previously announced tender offers and related consent solicitations in respect of the Existing Notes, such Existing Notes as had been tendered at or prior to 5:00 p.m., New York City time, on July 11, 2011 (the “Early Consent Time”). Each of Holdings and Acquisition Corp. then issued a notice of redemption relating to all Existing Notes not accepted for payment on the Early Acceptance Date. Following payment for the Existing Notes tendered at or prior to the Early Consent Time, each of Holdings and Acquisition Corp. deposited with Wells Fargo Bank, National Association, as trustee (the “Trustee”) under (i) the Indenture, dated as of April 8, 2004, as amended, among Acquisition Corp., the subsidiary guarantors party thereto and the Trustee (the “Warner Music Group Existing Indenture”), relating to the Existing Acquisition Corp. Notes, and (ii) the Indenture, dated as of December 23, 2004, among Holdings, the Company, as guarantor, and the Trustee (the “Holdings Existing Indenture”), relating to the Existing Holdings Notes (such indenture, together with the Acquisition Corp. Existing Indenture, the “Existing Indentures”), funds sufficient to satisfy all obligations remaining under the Existing Indentures with respect to the Existing Notes not accepted for payment on the Early Acceptance Date. The Trustee then entered into a Satisfaction and Discharge of Indenture, each dated as of July 21, 2011, with respect to each Existing Indenture. On July 27, 2011, each of Holdings and Acquisition Corp. accepted for purchase such Existing Notes as were tendered after the Early Acceptance Date and prior to 12:00 am on July 26, 2011. The remaining Existing Notes were discharged in August 2011 to complete the redemption.

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness.

Summary

Management believes that funds generated from our operations and borrowings under the Credit Agreement will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Senior Notes, our Acquisition Corp. Senior Notes or our Acquisition Corp. Senior Secured Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Senior Notes, Acquisition Corp. Senior Notes and/or our Acquisition Corp. Senior Secured Notes with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2011, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt (1)	Fiscal years Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Existing Secured Notes	$—	$—	$1,100	$—	$1,100
Interest on Existing Secured Notes	105	209	209	—	523
Secured WMG Notes	—	—	150	—	150
Interest on Secured WMG Notes	13	28	29	—	70
Unsecured WMG Notes	—	—	—	765	765
Interest on Unsecured WMG Notes	61	176	176	132	545
Holdings Notes	—	—	—	150	150
Interest on Holdings Notes	14	41	41	52	148
Operating leases	52	94	57	46	249
Artist, songwriter and co-publisher commitments (1)	47	96	96	—	239
Minimum funding commitments to investees and other obligations	1	2	1	—	4

Total firm commitments and outstanding debt	$293	$646	$1,859	$1,145	$3,943

(1)	We routinely enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music products. Such commitments are payable principally over a ten-year period, generally upon delivery and our acceptance of albums from the artists or delivery of future musical compositions by songwriters and co-publishers.

The following is a description of our firmly committed contractual obligations at September 30, 2011:

•

Outstanding debt obligations consist of the Senior Secured Notes, the Acquisition Corp. Senior Subordinated Notes and the Holdings Senior Discount Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2011. Amounts do not include any fair value adjustments, bond premiums or discounts. See Note 8 to the audited financial statements for a description of our financing arrangements.

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

•

We enter into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $239 million across hundreds of artists, songwriters, publishers, songs and albums at September 30, 2011. Such commitments, which are unpaid advances across multiple albums and songs, are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the twelve months ended September 30, 2011, prior to intersegment elimination, approximately $1.735 billion, or 60%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Germany, Japan, France and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 15 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

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

We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. See Note 14 to our audited financial statements included elsewhere herein for additional information.

Interest Rate Risk

We have $2.217 billion debt outstanding at September 30, 2011 (Successor). Based on the level of interest rates prevailing at September 30, 2011, the fair value of this fixed-rate debt was approximately $2.153 billion. Further, based on the amount of our fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $20 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Business Combinations

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $0 million and $111 million were established at September 30, 2011 (Successor) and September 30, 2010 (Predecessor), respectively. The ratio of our receivable allowances to gross accounts receivables was less than 1% at September 30, 2011 (Successor) and 20% at September 30, 2010 (Predecessor).

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

We had $314 million and $332 million of advances in our balance sheet at September 30, 2011 (Successor) and September 30, 2010 (Predecessor), respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

As discussed in Note 17 to our audited financial statements the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2011 (Successor), other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2010 (Predecessor).

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of September 30, 2011 (Successor), the Company had outstanding hedge contracts for the sale of $211 million and the purchase of $37 million of foreign currencies at fixed rates. Subsequent to September 30, 2011, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2011, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $17 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WARNER MUSIC GROUP CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Audited Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	92

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	93

Consolidated Balance Sheets as of September 30, 2011 (Successor) and September 30, 2010 (Predecessor)	94

Consolidated Statements of Operations for the periods from July 20, 2011 to September 30, 2011 (Successor), October 1, 2010 to July 19, 2011 (Predecessor), and fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor)	95

Consolidated Statements of Cash Flows for the periods from July 20, 2011 to September 30, 2011 (Successor), October 1, 2010 to July 19, 2011 (Predecessor), and fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor)	96

Consolidated Statements of Equity (Deficit) for the periods from July 20, 2011 to September 30, 2011 (Successor), October 1, 2010 to July 19, 2011 (Predecessor), and fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor)	97

Notes to Consolidated Audited Financial Statements	98

Quarterly Financial Information	130

Supplementary Information—Consolidating Financial Statements	132

Schedule II—Valuation and Qualifying Accounts	143

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the U.S. Securities Exchange Act of 1934, as amended. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. as of September 30, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, equity (deficit), and cash flows for the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and each of the years in the two-year period ended September 30, 2010 (Predecessor). Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Music Group Corp. at September 30, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and each of the years in the two-year period ended September 30, 2010 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

December 8, 2011

Warner Music Group Corp.

Consolidated Balance Sheets

	Successor September 30, 2011	Predecessor September 30, 2010
	(in millions)
Assets
Current assets:
Cash and equivalents	$154	$439
Accounts receivable, less allowances of $0 and $111 million	385	434
Inventories	29	37
Royalty advances expected to be recouped within one year	141	143
Deferred tax assets	54	30
Other current assets	86	78

Total current assets	849	1,161
Royalty advances expected to be recouped after one year	173	189
Property, plant and equipment, net	182	121
Goodwill	1,366	1,057
Intangible assets subject to amortization, net	2,718	1,119
Intangible assets not subject to amortization	102	100
Other assets	79	64

Total assets	$5,469	$3,811

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$165	$206
Accrued royalties	974	1,034
Accrued liabilities	217	314
Accrued interest	55	59
Deferred revenue	101	100
Other current liabilities	53	40

Total current liabilities	1,565	1,753
Long-term debt	2,217	1,945
Deferred tax liabilities	420	169
Other noncurrent liabilities	154	155

Total liabilities	4,356	4,022

Commitments and Contingencies (see Note 13)
Equity (deficit):
Predecessor common stock ($0.001 par value; 500,000,000 shares authorized; 154,950,776 shares issued and outstanding)		—
Successor common stock ($0.001 par value; 10,000 shares authorized; 1,000 shares issued and outstanding)	—
Additional paid-in capital	1,129	611
Accumulated deficit	(31)	(929)
Accumulated other comprehensive (loss) income, net	(2)	53

Total Warner Music Group Corp. equity (deficit)	1,096	(265)
Noncontrolling interest	17	54

Total equity (deficit)	1,113	(211)

Total liabilities and equity (deficit)	$5,469	$3,811

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations

	Successor	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
	(in millions, except per share data)
Revenues	$554	$2,315	$2,988	$3,205
Costs and expenses:
Cost of revenues	(286)	(1,265)	(1,584)	(1,732)
Selling, general and administrative expenses (a)	(186)	(831)	(1,095)	(1,113)
Transaction costs	(10)	(43)	—	—
Amortization of intangible assets	(38)	(178)	(219)	(225)

Total costs and expenses	(520)	(2,317)	(2,898)	(3,070)

Operating income (loss)	34	(2)	90	135
Interest expense, net	(62)	(151)	(190)	(195)
Gain on sale of equity-method investment	—	—	—	36
Gain on foreign exchange transaction	—	—	—	9
Impairment of cost-method investments	—	—	(1)	(29)
Impairment of equity-method investments	—	—	—	(11)
Other (expense) income, net	—	5	(3)	1

Loss before income taxes	(28)	(148)	(104)	(54)
Income tax expense	(3)	(27)	(41)	(50)

Net loss	(31)	(175)	(145)	(104)
Less: loss attributable to noncontrolling interests	—	1	2	4

Net loss attributable to Warner Music Group Corp.	$(31)	$(174)	$(143)	$(100)

Net loss per common share attributable to Warner Music Group Corp.:
Earnings per share:
Basic		$(1.15)	$(0.96)	$(0.67)

Diluted		$(1.15)	$(0.96)	$(0.67)

Weighted average common shares:
Basic		150.9	149.7	149.4

Diluted		150.9	149.7	149.4

(a) Includes depreciation expense of:	$(9)	$(33)	$(39)	$(37)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Successor	Predecessor
	From July 20, 2011 Through September 30, 2011	From October 1, 2010 Through July 19, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
		(in millions)
Cash flows from operating activities
Net loss	$(31)	$(175)	$(145)	$(104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equity-method investment	—	—	—	(36)
Gain on foreign exchange transaction	—	—	—	(9)
Gain on sale of building	—	—	—	(3)
Impairment of equity-method investments	—	—	—	11
Impairment of cost-method investments	—	—	1	29
Depreciation and amortization	47	211	258	262
Deferred taxes	(2)	(15)	—	—
Non-cash interest expense	2	9	20	62
Non-cash, share-based compensation expense	—	24	10	11
Other non-cash adjustments		(2)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(68)	119	118	(8)
Inventories	(2)	10	8	10
Royalty advances	26	(16)	16	(20)
Accounts payable and accrued liabilities	(66)	(127)	(147)	15
Accrued interest	30	(34)	2	25
Other balance sheet changes	—	8	9	(8)

Net cash (used in) provided by operating activities	(64)	12	150	237

Cash flows from investing activities
Purchase of Predecessor	(1,278)	—	—	—
Capital expenditures	(11)	(37)	(51)	(27)
Acquisition of publishing rights	(3)	(59)	(36)	(11)
Investments and acquisitions of businesses, net of cash acquired	—	(59)	(7)	(16)
Proceeds from the sale of investments	—	—	9	125
Repayments of loans by (loans to) third parties	—	—	—	3
Proceeds from the sale of building	—	—	—	8

Net cash (used in) provided by investing activities	(1,292)	(155)	(85)	82

Cash flows from financing activities
Term loan debt repayments	—	—	—	(1,379)
Capital Contribution from Parent	1,099	—	—	—
Proceeds from issuance of Acquisition Corp. Senior Secured Notes	157	—	—	1,059
Proceeds from issuance of Acquisition Corp. Senior Unsecured Notes	747	—	—	—
Proceeds from issuance of Holdings Corp. Senior Notes	150	—	—	—
Repayment of Acquisition Corp. Senior Subordinated Notes	(626)	—	—	—
Repayment of Holdings Senior Discount Notes	(258)	—	—	—
Financing costs paid	(70)	—	—	(23)
Proceeds from the exercise of stock options	—	6	—	—
Distributions to noncontrolling interest holders	—	(1)	(3)	(3)

Net cash provided by (used in) financing activities	1,199	5	(3)	(346)

Effect of foreign currency exchange rate changes on cash	(8)	18	(7)	—

Net increase (decrease) in cash and equivalents	(165)	(120)	55	(27)
Cash and equivalents at beginning of period	319	439	384	411

Cash and equivalents at end of period	$154	$319	$439	$384

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Warner Music Group Corp. Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Value
	(in millions, except number of common shares)
Predecessor Balance at September 30, 2008	154,012,885	$0.001	$590	$(686)	$10	$(86)	$68	$(18)
Comprehensive loss:
Net loss	—	—	—	(100)	—	(100)	(4)	(104)
Foreign currency translation adjustment	—	—	—	—	20	20	—	20
Minimum pension liability	—	—	—	—	1	1	—	1
Deferred losses on derivative financial instruments	—	—	—	—	11	11	—	11

Total comprehensive loss						(68)	(4)	(72)
Dividends
Noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Stock based compensation	549,574	$0.001	11	—	—	11	—	11
Exercises of stock options	28,467	—	—	—	—	—	—	—
Impact of change in accounting

Predecessor Balance at September 30, 2009	154,590,926	$0.001	$601	$(786)	$42	$(143)	$59	$(84)
Comprehensive loss:
Net loss	—	—	—	(143)	—	(143)	(2)	(145)
Foreign currency translation adjustment	—	—	—	—	18	18	—	18
Minimum pension liability	—	—	—	—	(5)	(5)	—	(5)
Deferred gains on derivative financial instruments	—	—	—	—	(2)	(2)	—	(2)

Total comprehensive loss						(132)	(2)	(134)
Noncontrolling interests						—	(3)	(3)
Stock based compensation	28,934	$0.001	10	—	—	10	—	10
Exercises of stock options	330,916	—	—	—	—	—	—	—

Predecessor Balance at September 30, 2010	154,950,776	$0.001	$611	$(929)	$53	$(265)	$54	$(211)
Comprehensive loss:
Net loss	—	—	—	(174)	—	(174)	(1)	(175)
Foreign currency translation adjustment	—	—	—	—	9	9	—	9
Minimum pension liability	—	—	—	—	—	—	—	—
Deferred losses on derivative financial instruments	—	—	—	—	2	2	—	2

Total comprehensive loss						(163)	(1)	(164)
Noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock based compensation	(7,731,089)	$0.001	24	—	—	24	—	24
Exercises of stock options	1,688,541	—	6	—	—	6	—	6

Predecessor Balance at July 19, 2011	148,908,228	$0.001	$641	$(1,103)	$64	$(398)	$49	$(349)

Successor:
Initial investment by Parent	1,000	$0.001	$1,129	$—	$—	$1,129	$—	$1,129
Noncontrolling interests						—	17	17
Comprehensive loss, net of tax:
Net loss	—	—	—	(31)	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	—	(4)	(4)	—	(4)
Minimum pension liability	—	—	—	—	1	1	—	1
Deferred losses on derivative financial instruments	—	—	—	—	1	1	—	1
Other	—	—	—	—	—	—	—	—

Total comprehensive loss						(33)	—	(33)

Successor Balance at September 30, 2011	1,000	$0.001	$1,129	$(31)	$(2)	$1,096	$17	$1,113

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

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”) and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

On July 20, 2011, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”).

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

Although the Company continued as the same legal entity after the Merger, the accompanying consolidated financial statements are presented for the “Predecessor” and “Successor” relating to the periods preceding and succeeding the Merger, respectively. As a result of the Company applying the acquisition method of accounting, the Successor period financial statements reflect a new basis of accounting, while the Predecessor financial statements have been prepared using the Company’s historical cost basis of accounting. As a result, the Predecessor and Successor financial statements are not comparable. There have been no changes in the business operations of the Company due to the Merger.

See Note 4 for further discussion on the Merger and purchase price. The accounting for this transaction has been “pushed down” to the Company’s financial statements.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in New York with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. The Company has subsequently continued to expand its production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in fiscal year 2010 and 615 Music in fiscal year 2011.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”) requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest.

The Company maintains a 52-53 week fiscal year ending on the last Friday in September. The twelve months fiscal year 2011 ended on September 30, 2011, fiscal year 2010 ended on September 24, 2010 and fiscal year 2009 ended on September 25, 2009. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined no additional disclosures are necessary.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Combinations

The Company accounts for its business acquisitions under the FASB authoritative guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Sales Returns and Allowance for Doubtful Accounts

Management’s estimate of physical recorded music products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and net income. In estimating physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.

Similarly, the Company monitors customer credit risk related to accounts receivable. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable agings and, for larger accounts, analyses of specific risks on a customer specific basis.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of equity (deficit) as a component of accumulated other comprehensive income (loss).

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 17) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Revenues

Recorded Music

As required by FASB ASC Topic 605, Revenue Recognition (“ASC 605”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

Music Publishing

Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions, and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Consistent with industry practice, music publishing royalties, except for synchronization royalties and mechanical royalties in the U.S., generally are recognized as revenue when cash is received. Synchronization revenue and mechanical revenue in the U.S. are recognized as revenue on an accrual basis when all revenue recognition criteria are met in accordance with ASC 605.

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

Royalty Advances and Royalty Costs

The Company regularly commits to and pays royalty advances to its recording artists and songwriters in respect of future sales. The Company accounts for these advances under the related guidance in FASB ASC Topic 928, Entertainment—Music (“ASC 928”). Under ASC 928, the Company capitalizes as assets certain advances that it believes are recoverable from future royalties to be earned by the recording artist or songwriter. Advances vary in both amount and expected life based on the underlying recording artist or songwriter. Advances to recording artists or songwriters with a history of successful commercial acceptability will typically

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

be larger than advances to a newer or unproven recording artist or songwriter. In addition, in most cases these advances represent a multi-album release or multi-song obligation and the number of albums releases and songs will vary by recording artist or songwriter.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”) advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $11 million, $77 million, $106 million and $120 million for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material as of current or prior fiscal years.

Concentration of Credit Risk

The Company has ten significant recorded music customers that individually represent less than 10% of the Company’s consolidated gross accounts receivable, and approximately 19% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Shipping and Handling

The costs associated with shipping goods to customers are recorded as cost of revenues. Shipping and handling charges billed to customers are included in revenues.

Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to seven years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over periods up to the life of the lease or estimated useful lives of the improvements, whichever period is shorter.

Internal-Use Software Development Costs

As required by FASB ASC Subtopic 350-40, Internal-Use Software (“ASC Topic 350-40”), the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years and are recorded as a component of property, plant and equipment.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

Share-Based Compensation – Predecessor

Predecessor accounted for share based payments as required by FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company had applied the modified prospective method and expensed deferred stock-based compensation on an accelerated basis over the vesting period of the stock award. Expected forfeitures were included in determining share-based employee compensation expense.

Predecessor estimated the fair value of its grants made using the binomial method, which included assumptions related to volatility, dividend yield and risk-free interest rate. Predecessor also awarded or sold restricted shares to its employees. For restricted shares awarded or sold below market value, the accounting charge was measured at the grant date and amortized ratably as non-cash compensation over the vesting term.

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB ASC Topic 740, Income Taxes (“ASC Topic 740”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current fiscal year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include interest-rate swap and foreign exchange contracts. The following summary sets forth the components of other comprehensive income (loss), net of related taxes, which have been accumulated in equity (deficit) since September 30, 2008 (Predecessor):

	Foreign Currency Translation Gain (Loss)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Predecessor Balance at September 30, 2008	$20	$1	$(11)	$10
Activity through September 30, 2009	20	1	11	32

Predecessor Balance at September 30, 2009	$40	$2	$—	$42
Activity through September 30, 2010	18	(5)	(2)	11

Predecessor Balance at September 30, 2010	$58	$(3)	$(2)	$53

Activity through July 19, 2011	9	—	2	11

Predecessor Balance at July 19, 2011	$67	$(3)	$—	$64

Successor activity from July 20, 2011 through September 30, 2011	(4)	1	1	(2)

Successor Balance at September 30, 2011	$(4)	$1	$1	$(2)

4. Merger

As further described in Note 1, as a result of the merger, effective as of July 20, 2011, the Company was acquired by Parent. Transaction costs of approximately $53 million have been expensed as follows; $10 million and $43 million from July 20, 2011 to September 30, 2011 (Successor) and from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

The Merger was accounted for in accordance with FASB ASC Topic 805, Business Combinations, using the acquisition method of accounting. The assets and liabilities of the Company, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 17 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

The table below presents the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities acquired as a result of the Merger.

Cash paid to acquire outstanding WMG shares	$1,228
Cash paid to settle equity awards	50

Total cash consideration	1,278
Less: Cash paid by WMG	(179)

Net Investment	1,099
WMG shares previously held by Parent	30

Total consideration to be allocated	$1,129

Fair Value of assets acquired and liabilities assumed:
Cash	$140
Accounts receivable	331
Inventory	28
Artist advances	347
Property, plant and equipment	182
Intangible assets	2,879
Other assets	125
Current liabilities	(1,546)
Deferred income tax liabilities	(363)
Deferred revenue	(115)
Other noncurrent liabilities	(179)
Debt	(2,049)
Noncontrolling interests	(17)

Fair value of net assets acquired	(237)
Goodwill recorded	1,366

Total consideration allocated	$1,129

Goodwill is calculated as the excess of the consideration paid over the net assets recognized. The goodwill recorded as part of the Merger primarily reflects the expected value to be generated from the continued transition of the music industry and the expected resulting cost savings, as well as any intangible assets that do not qualify for separate recognition. Goodwill has been allocated to our reportable segments as follows: Recorded Music $902 million and Music Publishing $464 million.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

The components of the intangible assets identified in the table above and the related useful lives, segregated by our operating segments, are as follows:

	Value	Useful Life
US Recorded Music
Trademarks/trade names	$24	Indefinite
Trademarks/trade names	3	7 years
Catalog	300	11 years
Artist contracts	250	12 years
International Recorded Music
Trademarks/trade names	$27	Indefinite
Trademarks/trade names	4	7 years
Catalog	260	5 years
Artist contracts	270	8 years
Music Publishing
Trademarks/trade names	$51	Indefinite
Copyrights	1,530	28 years
Songwriter contracts	160	29 years

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the Merger occurred on October 1, 2009. This information is based on historical results of operations, adjusted for allocation of purchase price, and other transaction-related adjustments, and is not necessarily indicative of what our results of operations would have been had the Merger occurred on such date. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the Merger or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods.

	September 30, 2011		September 30, 2010
	Actual	Pro Forma (unaudited)	Actual	Pro Forma (unaudited)
	(in millions)
Revenue	$2,869	$2,869	$2,988	$2,988
Net loss	(206)	(208)	(145)	(171)
Net loss attributable to Warner Music Group Corp.	(205)	(207)	(143)	(169)

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor September 30, 2011	Predecessor September 30, 2010
	(in millions)
Land	$12	$11
Buildings and improvements	52	116
Furniture and fixtures	12	24
Computer hardware and software	79	186
Construction in progress	35	35
Machinery and equipment	1	2

	191	374
Less accumulated depreciation	(9)	(253)

	$182	$121

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the years ended September 30, 2011 (Successor) and September 30, 2010 (Predecessor):

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2009 (Predecessor)	$436	$591	$1,027
Acquisitions	29	3	32
Dispositions	—	—	—
Other adjustments	(2)	—	(2)

Balance at September 30, 2010 (Predecessor)	$463	$594	$1,057
Acquisitions	16	7	23
Dispositions	—	—	—
Other adjustments	10	—	10

Balance at July 19, 2011 (Predecessor)	$489	$601	$1,090

Goodwill assigned in purchase price accounting	902	464	1,366
Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	—	—	—

Balance at September 30, 2011 (Successor)	$902	$464	$1,366

The acquisition of goodwill during the period ended July 19, 2011 primarily include the following: (a) $10 million contingent consideration paid in relation to the acquisition of a touring company that occurred in fiscal year 2008 under the previous business combination rules, (b) $7 million established in connection with the acquisition of a production music company, (c) $2 million related to the acquisition of an event production/management company and (d) $2 million related to additional goodwill for the purchase of an artist management company. The other adjustments to goodwill in 2011 during the period ended July 19, 2011 represent foreign currency translation adjustments.

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

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. As noted, the Merger was completed during the fourth quarter of fiscal year ended September 30, 2011 and resulted in all assets and liabilities being recognized at fair value as of July 20, 2011. This eliminated the need for the Company to perform a separate annual assessment of the recoverability of its goodwill and intangibles. No indicators of impairment were identified during the Predecessor period that required the Company to perform an interim assessment or recoverability test, nor were any identified during the Successor period.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	Successor September 30, 2011	Predecessor September 30, 2010
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$557	$1,376
Music publishing copyrights	1,512	976
Artist and songwriter contracts	680	79
Trademarks	7	31
Other intangible assets	—	9

	2,756	2,471
Accumulated amortization	(38)	(1,352)

Total net intangible assets subject to amortization	2,718	1,119
Intangible assets not subject to amortization:
Trademarks and brands	102	100

Total net other intangible assets	$2,820	$1,219

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2011, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ending September 30,
(in millions)
2012	$194
2013	194
2014	194
2015	194
2016	184
Thereafter	1,758

$2,718

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Merger effective as of July 20, 2011.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

7. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	Successor September 30, 2011	Predecessor September 30, 2010
	(in millions)
Deferred income	$4	$4
Accrued compensation and benefits	38	39
Acquisition and merger-related restructuring liabilities	—	1
Unfavorable and other contractual obligations	77	80
Other	35	31

	$154	$155

8. Debt

Debt Capitalization

Long-term debt consisted of the following:

	Successor September 30, 2011	Predecessor September 30, 2010
	(in millions)
Revolving Credit Facility (a)	$—	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp (b)	1,162	1,065
9.5% Secured WMG Notes Indenture due 2016—Acquisition Corp (c)	157	—
11.5% Senior Unsecured Notes due 2018—Acquisition Corp (d)	748	—
13.75% Senior Notes due 2019—Holdings(e)	150	—
7.375% U.S. dollar-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (f)	—	465
8.125% Sterling-denominated Senior Subordinated Notes due 2014—Acquisition Corp. (f)	—	157
9.5% Senior Discount Notes due 2014—Holdings (f)	—	258

Total long term debt	$2,217	$1,945

(a)	Reflects $60 million of commitments under the Revolving Credit Facility which was undrawn at September 30, 2011 (Successor).
(b)	9.5% Existing Senior Secured Notes due 2016; face amount of $1.1 billion plus unamortized premium of $62 million at September 30, 2011 (Successor) and less unamortized discount of $35 million at September 30, 2010 (Predecessor).
(c)	9.5% Secured WMG Notes Indenture due 2016; face amount of $150 million plus unamortized premium of $7 million at September 30, 2011 (Successor).
(d)	11.5% Senior Unsecured Notes due 2018; face amount of $765 million less unamortized discount of $17 million at September 30, 2011 (Successor).
(e)	13.75% Senior Holdings Notes due 2019, face amount of $150 million at September 30, 2011(Successor).
(f)	All outstanding amounts were repaid in full as part of the refinancing described below.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Revolving Credit Facility

In connection with the Merger, Acquisition Corp. (“Borrower”) entered into a credit agreement for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). The Revolving Credit Facility provides for a revolving credit facility in the amount of up to $60 million for general corporate purposes and includes a letter of credit sub-facility. The final maturity of the Revolving Credit Facility is July 19, 2016.

Interest Rates and Fees

Borrowings under the Revolving Credit Facility bear interest at Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“LIBOR rate”), plus 4% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month LIBOR rate plus 1.0% per annum, plus, in each case, 3% per annum. The LIBOR rate shall be deemed to be not less than 1.5%. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.00% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.00% per annum above the amount that would apply to an alternative base rate loan.

The Credit Agreement bears a commitment fee on the unutilized portion equal to 0.50%, payable quarterly in arrears, based on the utilization of the Revolving Credit Facility. The Revolving Credit Facility bears customary letter of credit fees. WMG Acquisition Corp. is also required to pay certain upfront fees to lenders and agency fees to the agent under the Credit Agreement, in the amounts and at the times agreed between the relevant parties.

Guarantee; Security

Acquisition Corp. and certain of its domestic subsidiaries entered into a Subsidiary Guaranty, dated as of the closing Date (the “Subsidiary Guaranty”) pursuant to which all obligations under the Credit Agreement are guaranteed by Acquisition Corp.’s existing subsidiaries that guarantee the Existing Secured Notes and each other direct and indirect wholly owned U.S. subsidiary, other than certain excluded subsidiaries.

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

Covenants, Representations and Warranties

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. There are no financial covenants included in the Revolving Credit Facility, other than a springing leverage ratio, which will be tested only when there are loans outstanding under the Revolving Credit Facility in excess of $5 million (excluding letters of credit).

Existing Secured Notes

As of September 30, 2011 (Successor), Acquisition Corp. had $1.162 billion of debt represented by the Acquisition Corp. Senior Secured Notes. Acquisition Corp. previously issued $1.1 billion aggregate principal amount of its 9.5% Senior Secured Notes due 2014 (the “Existing Secured Notes”) in 2009. The Existing Secured

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. Following the Merger, in accordance with the acquisition method of accounting described in Note 1, these notes were recorded at fair value. This resulted in the elimination of the predecessor discount and the establishment of a $65 million successor premium based on market data as of the closing date of the Merger. This premium will be amortized using the effective interest rate method and reported as a component within non-cash interest expense. Also at this date, the Company had remaining unamortized deferred financing costs of $18 million which were eliminated in conjunction with the fair value adjustment noted above. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

Prepayments of the Existing Secured Notes are allowed, subject to certain term in the agreement, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. In the event of a change in control, as defined in the indenture, each holder of the Existing Secured Notes may require Acquisition Corp. to repurchase some or all of its respective Existing Secured Notes at a purchase price equal to 101% plus accrued and unpaid interest.

The Existing Secured Notes remained outstanding following the Merger. In connection with the Merger, in May 2011, the Company received the requisite consents from holders of the Existing Secured Notes to amend the indenture governing the notes such that the Merger would not constitute a “Change of Control” as defined therein. In conjunction with these consents, the Company was required to pay a consent fee to the holders and other fees of $21 million, which was eliminated in conjunction with the fair value adjustment noted above.

Ranking and Guarantees

The Existing Secured Notes are senior secured obligations of Acquisition Corp. that rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness. The obligations under the Existing Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned U.S. subsidiaries and any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. The Existing Secured Notes are not guaranteed by Holdings. All obligations under the Existing Secured Notes and the guarantees of those obligations are secured by first-priority liens, subject to permitted liens, in the assets of Holdings, Acquisition Corp., and the subsidiary guarantors that previously secured our senior secured credit facility, which consist of the shares of Acquisition Corp., Acquisition Corp.’s assets and the assets of the subsidiary guarantors, except for certain excluded assets.

Covenants, Representations and Warranties

The Existing Secured Notes contain customary representations and warranties and customary affirmative and negative covenants. The indenture for the Existing Secured Notes contains a number of covenants that, among other things limit (subject to certain exceptions), the ability of Acquisition Corp. and its restricted subsidiaries to (i) incur additional debt or issue certain preferred shares; (ii) pay dividends on or make distributions in respect of its capital stock or make other restricted payments (as defined in the indenture); (iii) make certain investments; (iv) sell certain assets; (v) create liens on certain debt; (vi) consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; (vii) sell or otherwise dispose of its Music Publishing business; (viii) enter into certain transactions with affiliates and (ix) designate its subsidiaries as unrestricted subsidiaries.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Secured WMG Notes

On the Closing Date, WM Finance Corp. issued $150 million aggregate principal amount of the Secured WMG Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Secured WMG Notes Indenture”), between the WM Finance Corp. and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Merger, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of the WM Finance Corp. under the Secured WMG Notes and (ii) each Guarantor became a party to the Secured WMG Notes Indenture and provided an unconditional guarantee on a senior secured basis of the obligations of Acquisition Corp. under the Secured WMG Notes.

The Secured WMG Notes were issued at 104.75% of their face value for total proceeds of $157 million, with an effective interest rate of 8.32%. The original issue premium (OIP) was $7 million, which is the difference between the stated principal amount and the issue price. The OIP will be amortized over the term of the Secured WMG Notes using the effective interest rate method and reported as an offset to non cash interest expense. In conjunction with this transaction, the Company incurred $15 million of financing costs which were deferred and will be amortized over the term of the Senior WMG Notes and included as a component within non-cash interest expense. The Secured WMG Notes mature on June 15, 2016 and bear interest payable semi-annual on June 15 and Dec 15 at fixed rate of 9.5%.

Prepayments of the Secured WMG Notes are allowed, subject to certain terms in the agreement, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. Upon the occurrence of a change of control, which is defined in the Secured WMG Notes Indenture, each holder of the Secured WMG Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured WMG Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Ranking and Guarantees

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

The Secured WMG Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future.

Covenants, Representations and Warranties

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

other intercompany transfers; sell certain assets; create liens on certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; sell or otherwise dispose of its Music Publishing business; and enter into certain transactions with its affiliates.

Unsecured WMG Notes

On the Closing Date, the WM Finance Corp. issued $765 million aggregate principal amount of the Unsecured WMG Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Unsecured WMG Notes Indenture”), between the WM Finance Corp. and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Merger Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of WM Finance Corp. under the Unsecured WMG Notes and (ii) each Guarantor became a party to the Unsecured WMG Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Unsecured WMG Notes.

The Unsecured WMG Notes were issued at 97.673% of their face value for total proceeds of $747 million, with an effective interest rate of 12%. The OID was $17 million and will be amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non cash interest expense. In conjunction with this transaction, the Company incurred $26 million of financing costs which were deferred and will be amortized over the term of the Unsecured WMG Notes and included as a component within non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annual on April 1 and October 1 at fixed rate of 11.5%.

Prepayments of the Unsecured WMG Notes are allowed, subject to certain terms in the agreement, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of Unsecured WMG Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and special interest, if any to the repurchase date.

Ranking and Guarantees

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

Covenants, Representations and Warranties

The Unsecured WMG Notes Indenture contains covenants that, among other things, limit Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares;

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

Senior Holdings Notes

On the Closing Date, the Initial Holdings Issuer issued $150 million aggregate principal amount of the Holdings Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Merger Holdings entered into a Supplemental Indenture with the Trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

The Holdings Notes were issued at 100% of their face value. In conjunction with this transaction, the Company incurred $8 million of financing costs which were deferred and will be amortized on over the term of the Holdings Notes and included as a component within non-cash interest expense. The Holdings Notes mature on October 1, 2019 and bear interest payable semi-annual on April 1 and October 1 at fixed rate of 13.75%.

Prepayments of the Holdings Notes are allowed, subject to certain term in the agreement, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. Upon the occurrence of certain events constituting a change of control, Holdings is required to make an offer to repurchase all of the Holdings Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

Ranking and Guarantees

The Holdings Notes are Holdings’ general unsecured senior obligations and rank senior to all its future debt that is expressly subordinated in right of payment to the Holdings Notes. The Holdings Notes rank equally with all of Holdings’ existing and future liabilities that are not so subordinated, are structurally subordinated to all of the liabilities of Holdings’ subsidiaries, to the extent of the assets of those subsidiaries, and are effectively junior to the Secured WMG Notes, the Existing Secured Notes and indebtedness under the Revolving Credit Facility to the extent of the value of Holdings’ assets subject to liens securing such indebtedness.

The Holdings Notes are not guaranteed by any of its subsidiaries. On August 2, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Holdings Notes Guarantee”), on a senior unsecured basis, the payments of Holdings related to the Holdings Notes.

Covenants, Representations and Warranties

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Repayment of Notes

In connection with the Merger, Acquisition Corp. and Holdings commenced tender offers for the outstanding U.S. dollar-denominated Senior Subordinated Notes due 2014, the Sterling-denominated Senior Subordinated Notes due 2014 and the Senior Discount Notes due 2014 (the “Existing Unsecured Notes”) totaling $884 million in principal payments. On July 20, 2011, all outstanding Existing Unsecured Notes were redeemed. In conjunction with these redemptions, Acquisition Corp. and Holdings recognized $19 million of costs which were included as interest expense in the successor period which represented the excess cash consideration paid in connection with the tender offers and redemption of the outstanding Existing Unsecured Notes over the fair value of the Existing Unsecured Notes as of the Merger date. In addition, at the time of this repayment, $8 million of unamortized deferred financing costs were eliminated from the balance sheet as part of the Merger related purchase accounting adjustments.

Maturities

As of September 30, 2011 (Successor), there are no scheduled maturities of long-term debt until 2016 ($1,250 million). Thereafter, $915 million is schedule to mature.

Interest Expense

Total interest expense was $62 million, $151 million , $195 million, and $201 million for period from July 20, 2011 to September 30, 2011 (Successor), from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), respectively. The weighted-average interest rate of the Company’s total debt was 10.5% for the period from July 20, 2011 to September 30, 2011 (Successor), and 8.89% for both the period from October 1, 2010 to July 19, 2011 (Predecessor) and for fiscal year ended September 30, 2010 (Predecessor).

Guarantee of Acquisition Corp. Notes

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Acquisition Corp. Notes Guarantee”), on a senior unsecured basis, the payments of Acquisition Corp. on the Acquisition Corp. 9.50% Senior Secured Notes due 2016 and the 11.50% Senior Notes due 2018.

9. Income Taxes

For the periods from October 1, 2010 through July 19, 2011 (Predecessor) and from July 20, 2011 through September 30, 2011 (Successor) and for fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), the domestic and foreign pretax (loss) income from continuing operations is as follows:

	Successor	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
		(in millions)
Domestic	$(24)	$(129)	$(109)	$(132)
Foreign	(4)	(19)	5	78

Total	$(28)	$(148)	$(104)	$(54)

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Current and deferred income taxes (tax benefits) provided are as follows:

	Successor	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
	(in millions)
Federal:
Current	$—	$—	$1	$5
Deferred (a)	1	(5)	4	13
Foreign (b):
Current (c)	5	40	31	42
Deferred (a)	(3)	(10)	—	(13)
U.S. State:
Current	—	2	5	3
Deferred	—	—	—	—

Total	$3	$27	$41	$50

(a)	The fiscal year ended September 30, 2009 amounts reflect the reversal of $15 million of previously recognized tax benefits associated with the tax amortization of indefinite lived intangibles from the 2004 Time Warner Acquisition.
(b)	The total foreign tax provision for the fiscal year ended September 30, 2009 reflects a $14 million benefit from the implementation of new digital transfer pricing agreements.
(c)	Includes cash withholding taxes of $3 million, $9 million, $12 million and $13 million for period from July 20, 2011 to September 30, 2011 (Successor), from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Successor	Predecessor
	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010	Fiscal Year Ended September 30, 2009
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(10)	$(52)	$(36)	$(19)
U.S. state and local taxes	—	2	5	3
Foreign income taxed at different rates, including withholding taxes	3	18	19	12
Loss without benefit / (release of valuation allowance), net	6	44	53	54
Nondeductible transaction costs	4	13	—	—
Other	—	2	—	—

Total income tax expense	$3	$27	$41	$50

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

During the periods from July 20, 2011 through September 30, 2011 (Successor), October 1, 2010 through July 19, 2011 (Predecessor) and the fiscal year ended September 30, 2010 (Predecessor), the Company incurred losses in the U.S. and certain foreign territories and have offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at the end of September 30, 2011 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below:

	Successor September 30, 2011	Predecessor September 30, 2010

	(in millions)
Deferred tax assets:
Allowances and reserves	$41	$44
Employee benefits and compensation	17	44
Other accruals	57	60
Depreciation, amortization and artist advances	—	92
Long-term debt	52	—
Tax attribute carry forwards	374	314
Other	2	—

Total deferred tax assets	543	554
Valuation allowance	(190)	(489)

Net deferred tax assets	353	65

Deferred tax liabilities:
Depreciation, amortization and artist advances	(19)	—
Intangible assets	(700)	(204)

Total deferred tax liabilities	(719)	(204)

Net deferred tax liabilities	$(366)	$(139)

At September 30, 2011, the Company has U.S. federal tax net operating loss carry-forwards of $373 million, which will begin to expire in fiscal year 2024. Tax net operating loss carry forwards in state, local and foreign jurisdictions expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $134 million, which will begin to expire in 2014.

A substantial portion of the deferred tax assets has been recognized as a result of the recording of the deferred tax liabilities associated with the allocation of the purchase price to identifiable intangible assets

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $224 million at September 30, 2011. As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the September 30, 2011, the Company had accrued no material interest or penalties.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at September 30, 2008 (Predecessor)	$1
Additions for current year tax positions	1
Additions for prior year tax positions	5

Balance at September 30, 2009 (Predecessor)	7
Additions for current year tax positions	1
Additions for prior year tax positions	2

Balance at September 30, 2010 (Predecessor)	10
Additions for current year tax positions	1
Additions for prior year tax positions	18
Subtractions for prior year tax positions	(18)

Balance at July 19, 2011 (Predecessor)	11
Additions for current year tax positions	0
Additions for prior year tax positions	0

Balance at September 30, 2011 (Successor)	$11

Included in the total unrecognized tax benefits at September 30, 2011 (Successor) and 2010 (Predecessor) is $11 million and $10 million, respectively, that if recognized, would favorably affect the effective income tax rate. Payment of $15 million is expected to be made in the next 12 months relating to the settlement of a tax audit in Germany. As such, the Company no longer considers this amount uncertain and has recorded this amount as an other current liability. However, events may occur that could cause the Company’s current expectations to change in the future.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. and U.K. for the tax years ending through September 30, 2008, and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in all other foreign jurisdiction.

10. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $51 million and $52 million as of September 30, 2011 (Successor) and 2010 (Predecessor), respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had an aggregate pension liability relating to these plans of approximately $36 million recorded in its balance sheets as of September 30, 2011 (Successor) and 2010 (Predecessor). The Company uses a September 30 measurement date for its plans as of September 30, 2011. For the period from July 20, 2011 through September 30, 2011 (Successor), from October 1, 2010 through July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), pension expense amounted to $1 million, $3 million, $3 million and $3 million, respectively.

Certain employees also participate in pre-tax defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $1 million for the period from July 20, 2011 through September 30, 2011 (Successor), $3 million for the period from October 1, 2010 through July 19, 2011 (Predecessor) and $4 million and the fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor).

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

11. Share-Based Compensation Plans

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. To the extent that such stock options had an exercise price less than $8.25 per share, the holders of such stock options were paid an amount in cash equal to $8.25 less the exercise price of the stock option and any applicable withholding. In addition, all outstanding restricted stock awards either became fully vested or were forfeited immediately prior to the closing; the awards that fully vested were treated as a share of our common stock for all purposes under the Merger. As a result of the acceleration, Predecessor recorded an additional $14 million in share-based compensation expense for the period from October 1, 2010 to July 19, 2011 within general and administrative expense.

Prior to the Merger, Predecessor modified certain restricted stock award agreements which resulted in incremental share-based compensation expense of $3 million recorded within general and administrative expense for the period from October 1, 2010 to July 19, 2011 (Predecessor).

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $24 million, $10 million and $11 million for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 (Predecessor) and 2009 (Predecessor), respectively.

12. Related Party Transactions

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee initially equal to the greater of $6 million or 1.5% of EBITDA, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. For the period from July 20, 2011 to September 30, 2011 (Successor), the Company recorded expense of $1 million related to this fee, and such amount has been included as a component of selling, general and administrative expense in the accompanying statement of operations.

Purchase of Holdings Notes

Access Industries Holdings LLC, which became an affiliate of Holdings as of the closing of the Merger, purchased $25 million aggregate principal amount of the Holdings Corp. 13.75% Senior Notes due 2019 from Holdings in connection with the financing of the Merger. Interest on the Holdings Notes is payable in cash. Interest on the Holdings Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2011. For the period from July 20, 2011 to September 30, 2011 (Successor), the Company recorded interest expense of less than $1 million in the accompanying statement of operations.

Sublease Arrangement with Related Party

The Company entered into an agreement on September 27, 2011 with Access Industries (UK) Limited (“Access UK”), an affiliate of Access, to sublease certain office space from one of the Company’s subsidiaries. In connection with the agreement, the Company will receive less than $0.1 million per year. For the period from July 20, 2011 through September 30, 2011 (Successor), an immaterial amount was recorded as a reduction of rent expense in the accompanying statement of operations.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the periods from July 20, 2011 through September 30, 2011 (Successor), from October 1, 2010 through July 19, 2011 (Predecessor), and for fiscal year ended September 30, 2010 (Predecessor) and 2009 (Predecessor), the Company recorded operating income of $1 million, $1 million, $2 million and $2 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently our Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the 5-year period following closing of the acquisition. The Company has recorded a $6 million liability as of September 30, 2011 (Successor) based on the fair value of the expected earn-out payments. The Company is also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $0.8 million.

13. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $8 million, $33 million, $40 million, and $38 million for the periods from July 20, 2011 through September 30, 2011 (Successor), October 1, 2010 through July 19, 2011 (Predecessor) and for fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), respectively.

At September 30, 2011 (Successor), future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

September 30
(in millions)
2012	52
2013	50
2014	44
2015	31
2016	26
Thereafter	46

Total	$249

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Guaranteed Minimum Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Aggregate firm commitments to such talent approximated $239 million and $268 million as of September 30, 2011 (Successor) and 2010 (Predecessor), respectively. Such commitments are payable principally over a ten-year period, generally upon delivery of albums from the artists or future musical compositions by songwriters and co-publishers.

Other

Other off-balance sheet, firm commitments, which primarily includes minimum funding commitments to investees, amounted to approximately $4 million and $6 million at September 30, 2011 (Successor) and 2010 (Predecessor), respectively.

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served us with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. But on January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the Supreme Court denied the defendants’ petition for Certiorari.

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. The case will proceed into discovery, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

14. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 17.

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

Interest Rate Risk Management

The Company has $2.217 billion of debt outstanding at September 30, 2011 (Successor). Based on the level of interest rates prevailing at September 30, 2011 (Successor), the fair value of this fixed-rate debt was approximately $2.153 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $20 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

As of September 30, 2011 (Successor), the Company had outstanding hedge contracts for the sale of $211 million and the purchase of $37 million of foreign currencies at fixed rates. As of September 30, 2011 (Successor), the Company had $3 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2010 (Successor), the Company had outstanding hedge contracts for the sale of $180 million and the purchase of $73 million of foreign currencies at fixed rates. As of September 30, 2010 (Successor), the Company had $2 million of deferred losses in comprehensive loss related to foreign exchange hedging.

15. Segment Information

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
From July 20, 2011 through September 30, 2011 (Successor)
Revenues	$454	$104	$(4)	$554
OIBDA	48	51	(18)	81
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(26)	(11)	(1)	(38)

Operating income (loss)	17	39	(22)	34
Total assets	2,486	2,420	563	5,469
Capital expenditures	10	1	—	11

From October 1, 2010 through July 19, 2011 (Predecessor)
Revenues	$1,890	$440	$(15)	2,315
OIBDA	234	96	(121)	209
Depreciation of property, plant and equipment	(21)	(3)	(9)	(33)
Amortization of intangible assets	(120)	(59)	1	(178)

Operating income (loss)	93	34	(129)	(2)
Capital expenditures	33	3	1	37

2010 (Predecessor)
Revenues	$2,459	$556	$(27)	$2,988
OIBDA	279	157	(88)	348
Depreciation of property, plant and equipment	(25)	(4)	(10)	(39)
Amortization of intangible assets	(152)	(67)	—	(219)

Operating income (loss)	102	86	(98)	90
Total assets	2,109	1,566	136	3,811
Capital expenditures	37	3	11	51

2009 (Predecessor)
Revenues	$2,649	$582	$(26)	$3,205
OIBDA	332	165	(100)	397
Depreciation of property, plant and equipment	(22)	(4)	(11)	(37)
Amortization of intangible assets	(161)	(64)	—	(225)

Operating income (loss)	149	97	(111)	135
Total assets	2,412	1,596	55	4,063
Capital expenditures	25	2	—	27

Revenues relating to operations in different geographical areas are set forth below for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal years ended September 30, 2010 (Predecessor) and September 30, 2009 (Predecessor). Total assets relating to operations in different geographical areas are set forth below as of September 30, 2011 (Successor), September 30, 2010 (Predecessor) and September 30, 2009 (Predecessor).

	Successor		Predecessor	Predecessor
	2011		2011	2010		2009
	Revenue	Long-lived Assets	Revenue	Revenue	Long-lived Assets	Revenue	Long-lived Assets
	(in millions)
United States	$213	$3,156	$940	$1,257	$1,324	$1,416	$1,498
United Kingdom	78	258	293	393	225	341	225
All other territories	263	1,206	1,082	1,338	1,101	1,448	1,112

Total	$554	$4,620	$2,315	$2,988	$2,650	$3,205	$2,835

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Customer Concentration

In the period from July 20, 2011 through September 30, 2011 (Successor), from October 1, 2010 through July 19, 2011 (Predecessor) and for fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), one customer represented 9%, 9%, 12%, and 8% of total revenues, respectively. This customer’s revenues are included in the recorded music segment.

16. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $34 million, $176 million, $169 million, and $109 million during the period from July 20, 2011 through September 30, 2011 (Successor), from October 1, 2010 through July 19, 2011 (Predecessor), and for fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), respectively. The Company paid approximately $9 million, $19 million $29 million, and $55 million of foreign income and withholding taxes, net of refunds, in the period from July 20, 2011 through September 30, 2011 (Successor), from October 1, 2010 through July 19, 2011 (Predecessor), and for fiscal years ended September 30, 2010 and September 30, 2009 (Predecessor), respectively.

17. Fair Value Measurements

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2011. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as a component of other income, net in the statement of operations.

	Fair Value Measurements as of September 30, 2011 (Successor)
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$9	$—	$9
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

	Fair Value Measurements as of September 30, 2010 (Predecessor)
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$4	$—	$4
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(6)	$—	$(6)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis. The increase in 2011 is primarily related to the earn out for the Southside Music Publishing acquisition.

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2011, the fair value of the Company’s debt was $2.153 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

WARNER MUSIC GROUP CORP.

2011 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Successor	Predecessor	Predecessor Three months ended
	July 20, 2011 Through September 30, 2011	July 1, 2011 Through July 19, 2011	June 30, 2011 (a)	March 31, 2011 (a)	December 31, 2010 (a)
		(in millions, except per share data)
Revenues	$554	$153	$688	$684	$790
Costs and expenses
Cost of revenues	(286)	(83)	(380)	(359)	(443)
Selling, general and administrative expenses	(186)	(76)	(237)	(252)	(266)
Transaction costs	(10)	(36)	(5)	(2)	—
Amortization of intangible assets	(38)	(13)	(56)	(55)	(54)

Total costs and expenses	(520)	(208)	(678)	(668)	(763)

Operating income (loss) from continuing operations	34	(55)	10	16	27

Interest expense, net	(62)	(10)	(47)	(47)	(47)
Other (expense) income, net	—	—	6	(1)	—

(Loss) from before income taxes	(28)	(65)	(31)	(32)	(20)
Income tax expense	(3)	(7)	(15)	(7)	2

Net loss	(31)	(72)	(46)	(39)	(18)
Less: loss (income) attributable to noncontrolling interest	—	—	—	1	—

Net loss attributable to Warner Music Group Corp.	$(31)	$(72)	$(46)	$(38)	$(18)

Net loss per common share attributable to Warner Music Group Corp.:
Basic		$(0.47)	$(0.30)	$(0.25)	$(0.12)

Diluted		$(0.47)	$(0.30)	$(0.25)	$(0.12)

Weighted average common shares:
Basic		152.4	151.8	150.5	150.0
Diluted		152.4	151.8	150.5	150.0

(a)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

2010 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Predecessor Three months ended
	September 30, 2010 (a)	June 30, 2010 (a)	March 31, 2010 (a)	December 31, 2009 (a)
	(in millions, except per share data)
Revenues	$753	$652	$663	$920
Costs and expenses
Cost of revenues	(388)	(353)	(326)	(517)
Selling, general and administrative expenses	(291)	(245)	(259)	(300)
Amortization of intangible assets	(54)	(55)	(54)	(56)

Total costs and expenses	(733)	(653)	(639)	(873)

Operating income (loss)	20	(1)	24	47

Interest expense, net	(47)	(46)	(46)	(51)
Impairment of cost-method investments	—	—	(1)	—
Other (expense) income, net	(2)	1	(3)	1

(Loss) from before income taxes	(29)	(46)	(26)	(3)
Income tax expense	(17)	(9)	(2)	(13)

Net loss	(46)	(55)	(28)	(16)
Less: loss (income) attributable to noncontrolling interest	—	—	3	(1)

Net loss attributable to Warner Music Group Corp.	$(46)	$(55)	$(25)	$(17)

Net loss per common share attributable to Warner Music Group Corp.:
Basic	$(0.31)	$(0.37)	$(0.17)	$(0.11)

Diluted	$(0.31)	$(0.37)	$(0.17)	$(0.11)

Weighted average common shares:
Basic	149.8	149.7	149.6	149.5
Diluted	149.8	149.7	149.6	149.5

(a)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019. In addition, Acquisition Corp. has issued and outstanding the 9.50% Senior Secured Notes due 2016 and the 11.50% Senior Notes due 2018 (together, the “Acquisition Corp. Notes”).

The Holdings Senior Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Senior Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Senior Notes, (ii) Holdings, which is the issuer of the Holdings Senior Notes, (ii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iii) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The Senior Secured Notes are guaranteed on a senior secured basis and the Senior Notes are guaranteed on an unsecured senior basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp Senior Secured Notes, the Acquisition Corp. Senior Notes and the Acquisition Corp. Revolving Credit Facility, and, with respect to the Company, the indenture for the Holdings Senior Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Balance Sheet

September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$17	$61	$72	$—	$150	$4	$—	$—	$154
Accounts receivable, net	9	178	198	—	385	—	—	—	385
Inventories	—	11	18	—	29	—	—	—	29
Royalty advances expected to be recouped within one year	—	86	55	—	141	—	—	—	141
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	—	23	63	—	86	—	—	—	86

Total current assets	26	397	422	—	845	4	—	—	849
Royalty advances expected to be recouped after one year	—	106	67	—	173	—	—	—	173
Investments in and advances to (from) consolidated subsidiaries	3,203	419	—	(3,622)	—	1,161	1,402	(2,563)	—
Property, plant and equipment, net	—	136	46	—	182	—	—	—	182
Goodwill	—	1,366	—	—	1,366	—	—	—	1,366
Intangible assets subject to amortization, net	—	1,252	1,466	—	2,718	—	—	—	2,718
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	(1,237)	(1,914)	(556)	3,630	(77)	383	(306)	—	—
Other assets	77	(20)	14	—	71	8	—	—	79

Total assets	$2,069	$1,834	$1,469	$8	$5,380	$1,556	$1,096	$(2,563)	$5,469

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$88	$77	$—	$165	$—	$—	$—	$165
Accrued royalties	—	586	388	—	974	—	—	—	974
Accrued liabilities	—	98	119	—	217	—	—	—	217
Accrued interest	51	—	—	—	51	4	—	—	55
Deferred revenue	—	46	55	—	101	—	—	—	101
Other current liabilities	—	9	44	—	53	—	—	—	53

Total current liabilities	51	827	683	—	1,561	4	—	—	1,565
Long-term debt	2,067	—	—	—	2,067	150	—	—	2,217
Deferred tax liabilities, net	—	169	251	—	420	—	—	—	420
Other noncurrent liabilities	6	66	76	6	154	—	—	—	154

Total liabilities	2,124	1,062	1,010	6	4,202	154	—	—	4,356

Total Warner Music Group Corp. (deficit) equity	(55)	772	442	2	1,161	1,402	1,096	(2,563)	1,096

Noncontrolling interest	—	—	17	—	17	—	—	—	17
Total (deficit) equity	(55)	772	459	2	1,178	1,402	1,096	(2,563)	1,113

Total liabilities and (deficit) equity	$2,069	$1,834	$1,469	$8	$5,380	$1,556	$1,096	$(2,563)	$5,469

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Balance Sheet

September 30, 2010 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$135	$128	$—	$263	$—	$176	$—	$439
Accounts receivable, net	2	171	261	—	434	—	—	—	434
Inventories	—	13	24	—	37	—	—	—	37
Royalty advances expected to be recouped within one year	—	82	61	—	143	—	—	—	143
Deferred tax assets	—	—	30	—	30	—	—	—	30
Other current assets	2	14	62	—	78	—	—	—	78

Total current assets	4	415	566	—	985	—	176	—	1,161
Royalty advances expected to be recouped after one year	—	109	80	—	189	—	—	—	189
Investments in and advances to (from) consolidated subsidiaries	2,559	762	—	(3,321)	—	(174)	(454)	628	—
Property, plant and equipment, net	—	85	36	—	121	—	—	—	121
Goodwill	—	298	759	—	1,057	—	—	—	1,057
Intangible assets subject to amortization, net	—	603	516	—	1,119	—	—	—	1,119
Intangible assets not subject to amortization	—	90	10	—	100	—	—	—	100
Due (to) from parent companies	(1,121)	1,207	(81)	(1)	4	(12)	8	—	—
Other assets	29	18	14	—	61	(3)	6	—	64

Total assets	$1,471	$3,587	$1,900	$(3,322)	$3,636	$(189)	$(264)	$628	$3,811

Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$103	$103	$—	$206	$—	$—	$—	$206
Accrued royalties	—	612	422	—	1,034	—	—	—	1,034
Accrued liabilities	2	126	186	—	314	—	—	—	314
Accrued interest	52	—	—	—	52	7	—	—	59
Deferred revenue	—	29	71	—	100	—	—	—	100
Other current liabilities	—	6	34	—	40	—	—	—	40

Total current liabilities	54	876	816	—	1,746	7	—	—	1,753
Long-term debt	1,687	—	—	—	1,687	258	—	—	1,945
Deferred tax liabilities, net	—	56	113	—	169	—	—	—	169
Other noncurrent liabilities	5	97	47	5	154	—	1	—	155

Total liabilities	1,746	1,029	976	5	3,756	265	1	—	4,022

Total Warner Music Group Corp. (deficit) equity	(275)	2,558	870	(3,327)	(174)	(454)	(265)	628	(265)

Noncontrolling interest	—	—	54	—	54	—	—	—	54
Total (deficit) equity	(275)	2,558	924	(3,327)	(120)	(454)	(265)	628	(211)

Total liabilities and (deficit) equity	$1,471	$3,587	$1,900	$(3,322)	$3,636	$(189)	$(264)	$628	$3,811

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$280	$308	$(34)	$554	$—	$—	$—	$554
Costs and expenses:
Cost of revenues	—	(134)	(182)	30	(286)	—	—	—	(286)
Selling, general and administrative expenses	—	(99)	(90)	3	(186)	—	—	—	(186)
Transaction costs	—	(10)	—	—	(10)	—	—	—	(10)
Amortization of intangible assets	—	(24)	(14)	—	(38)	—	—	—	(38)

Total costs and expenses	—	(267)	(286)	33	(520)	—	—	—	(520)

Operating income	—	13	22	(1)	34	—	—	—	34
Interest expense, net	(48)	2	(3)	—	(49)	(13)	—	—	(62)
Equity (losses) gains from consolidated subsidiaries	(4)	5	—	(1)	—	(18)	(31)	49	—
Other (expense) income, net	—	3	(3)	—	—	—	—	—	—

(Loss) income before income taxes	(52)	23	16	(2)	(15)	(31)	(31)	49	(28)
Income tax expense	(3)	(4)	—	4	(3)	—	—	—	(3)

Net (loss) income	(55)	19	16	2	(18)	(31)	(31)	49	(31)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp	$(55)	$19	$16	$2	$(18)	$(31)	$(31)	$49	$(31)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$994	$1,464	$(143)	$2,315	$—	$—	$—	$2,315
Costs and expenses:
Cost of revenues	—	(497)	(900)	132	(1,265)	—	—	—	(1,265)
Selling, general and administrative expenses	—	(334)	(512)	15	(831)	—	—	—	(831)
Transaction costs	—	(43)	—	—	(43)	—	—	—	(43)
Amortization of intangible assets	—	(95)	(83)	—	(178)	—	—	—	(178)

Total costs and expenses	—	(969)	(1,495)	147	(2,317)	—	—	—	(2,317)

Operating income	—	25	(31)	4	(2)	—	—	—	(2)
Interest expense, net	(128)	6	(9)	—	(131)	(20)	—	—	(151)
Equity (losses) gains from consolidated subsidiaries	34	5	—	(39)	—	(152)	(172)	324	—
Other (expense) income, net	4	(12)	13	—	5	—	—	—	5

(Loss) income before income taxes	(90)	24	(27)	(35)	(128)	(172)	(172)	324	(148)
Income tax expense	(25)	(20)	(25)	45	(25)	—	(2)	—	(27)

Net (loss) income	(115)	4	(52)	10	(153)	(172)	(174)	324	(175)
Less: loss attributable to noncontrolling interest	—	—	1	—	1	—	—	—	1

Net (loss) income attributable to Warner Music Group Corp	$(115)	$4	$(51)	$10	$(152)	$(172)	$(174)	$324	$(174)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2010 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,321	$1,862	$(195)	$2,988	$—	$—	$—	$2,988
Costs and expenses:
Cost of revenues	—	(664)	(1,098)	178	(1,584)	—	—	—	(1,584)
Selling, general and administrative expenses	—	(449)	(649)	3	(1,095)	—	—	—	(1,095)
Amortization of intangible assets	—	(127)	(92)	—	(219)	—	—	—	(219)

Total costs and expenses	—	(1,240)	(1,839)	181	(2,898)	—	—	—	(2,898)

Operating income (loss)	—	81	23	(14)	90	—	—	—	90
Interest expense, net	(154)	(1)	(10)	—	(165)	(25)	—	—	(190)
Equity (losses) gains from consolidated subsidiaries	187	28	—	(215)	—	—	—	—	—
Impairment of cost-method investments	—	(1)	—	—	(1)	(114)	(143)	257	(1)
Other (expense) income, net	2	(10)	9	—	1	(4)	—	—	(3)

Income (loss) before income taxes	35	97	22	(229)	(75)	(143)	(143)	257	(104)
Income tax expense	(41)	(43)	(24)	67	(41)	—	—	—	(41)

Net (loss) income	(6)	54	(2)	(162)	(116)	(143)	(143)	257	(145)
Less: loss attributable to noncontrolling interest	—	—	2	—	2	—	—	—	2

Net (loss) income attributable to Warner Music Group Corp.	$(6)	$54	$—	$(162)	$(114)	$(143)	$(143)	$257	$(143)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2009 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,354	$1,950	$(99)	$3,205	$—	$—	$—	$3,205
Costs and expenses:
Cost of revenues	—	(744)	(1,090)	102	(1,732)	—	—	—	(1,732)
Selling, general and administrative expenses	—	(404)	(697)	(12)	(1,113)	—	—	—	(1,113)
Amortization of intangible assets	—	(138)	(87)	—	(225)	—	—	—	(225)

Total costs and expenses	—	(1,286)	(1,874)	90	(3,070)	—	—	—	(3,070)

Operating income	—	68	76	(9)	135	—	—	—	135
Interest expense, net	(149)	(19)	(4)	—	(172)	(23)	—	—	(195)
Equity gains (losses) from consolidated subsidiaries	132	81	—	(213)	—	(77)	(100)	177	—
(Loss) gain on sale of equity-method investees	—	(3)	39	—	36	—	—	—	36
Gain on foreign exchange transaction	—	9	—	—	9	—	—	—	9
Impairment of cost-method investments	—	(29)	—	—	(29)	—	—	—	(29)
Impairment of equity-method investments	—	(11)	—	—	(11)	—	—	—	(11)
Other (expense) income, net	—	(2)	7	(4)	1	—	—	—	1

(Loss) income before income taxes	(17)	94	118	(226)	(31)	(100)	(100)	177	(54)
Income tax expense	(50)	(52)	(25)	77	(50)	—	—	—	(50)

Net (loss) income	(67)	42	93	(149)	(81)	(100)	(100)	177	(104)
Less: (income) loss attributable to noncontrolling interest	—	(1)	5	—	4	—	—	—	4

Net (loss) income attributable to Warner Music Group Corp	$(67)	$41	$98	$(149)	$(77)	$(100)	$(100)	$177	$(100)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(55)	$19	$16	$2	$(18)	$(31)	$(31)	$49	$(31)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	27	20	—	47	—	—	—	47
Deferred income taxes	—	—	(2)	—	(2)	—	—	—	(2)
Non-cash interest expense	1	—	—	—	1	1	—	—	2
Non-cash, stock-based compensation expense	—	—	—	—	—	—	—	—	—
Equity losses (gains) from consolidated subsidiaries	4	(5)	—	1	—	18	31	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(40)	(28)	—	(68)	—	—	—	(68)
Inventories	—	(1)	(1)	—	(2)	—	—	—	(2)
Royalty advances	—	11	15	—	26	—	—	—	26
Accounts payable and accrued liabilities	(185)	169	(50)	—	(66)	—	—	—	(66)
Accrued interest	29	—	—	—	29	1	—	—	30
Other balance sheet changes	7	44	7	(3)	55	4	(59)	—	—

Net cash (used in) provided by operating activities	(199)	224	(23)	—	2	(7)	(59)	—	(64)

Cash flows from investing activities:
Purchase of Predecessor	—	(50)	—	—	(50)	—	(1,228)	—	(1,278)
Acquisition of publishing rights	—	(3)	—	—	(3)	—	—	—	(3)
Capital expenditures	—	(7)	(4)	—	(11)	—	—	—	(11)

Net cash used in investing activities	—	(60)	(4)	—	(64)	—	(1,228)	—	(1,292)

Cash flows from financing activities:
Capital contribution from Parent	—	—	—	—	—	—	1,099	—	1,099
Capital contribution by Parent to Holdings	—	—	—	—	—	127	(127)	—	—
Dividend by Holding Corp. to Parent	—	—	—	—	—	(160)	160	—	—
Dividend by Acquisition to Holdings Corp	—	(160)	—	—	(160)	160	—	—	—
Deferred financing costs paid	(62)	—	—	—	(62)	(8)	—	—	(70)
Proceeds from the issuance of Acquisition Corp. Senior Unsecured Notes	747	—	—	—	747	—	—	—	747
Proceeds from the issuance of WMG Secure Notes Indenture	157	—	—	—	157	—	—	—	157
Proceeds from the issuance of Holdings Senior Notes	—	—	—	—	—	150	—	—	150
Repayment of Holdings Corp. Senior Discount Notes	—	—	—	—	—	(258)	—	—	(258)
Repayment of Acquisition Corp. Senior Subordinate Notes	(626)	—	—	—	(626)	—	—	—	(626)

Net cash provided by (used in) financing activities	216	(160)	—	—	56	11	1,132	—	1,199
Effect of foreign currency exchange rate changes on cash	—	—	(8)	—	(8)	—	—	—	(8)

Net increase (decrease) in cash and equivalents	17	4	(35)	—	(14)	4	(155)	—	(165)
Cash and equivalents at beginning of period	—	57	107	—	164	—	155	—	319

Cash and equivalents at end of period	$17	$61	$72	$—	$150	$4	$—	$—	$154

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(115)	$4	$(52)	$10	$(153)	$(172)	$(174)	$324	$(175)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	121	90	—	211	—	—	—	211
Deferred income taxes	—	—	(15)	—	(15)	—	—	—	(15)
Non-cash interest expense	8	1	—	—	9	—	—	—	9
Non-cash, stock-based compensation expense	—	24	—	—	24	—	—	—	24
Equity losses (gains) from consolidated subsidiaries	(34)	(5)	—	39	—	152	172	(324)	—
Other non-cash items	—	(2)	—	—	(2)	—	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(7)	41	85	—	119	—	—	—	119
Inventories	—	4	6	—	10	—	—	—	10
Royalty advances	—	(12)	(4)	—	(16)	—	—	—	(16)
Accounts payable and accrued liabilities	177	(196)	(60)	(48)	(127)	—	—	—	(127)
Accrued interest	(31)	—	—	—	(31)	(3)	—	—	(34)
Other balance sheet changes	2	1	5	(1)	7	23	(22)	—	8

Net cash (used in) provided by operating activities	—	(19)	55	—	36	—	(24)	—	12

Cash flows from investing activities:
Investments and acquisitions of businesses, net of cash acquired	—	—	(59)	—	(59)	—	—	—	(59)
Acquisition of publishing rights	—	(40)	(19)	—	(59)	—	—	—	(59)
Capital expenditures	—	(26)	(11)	—	(37)	—	—	—	(37)

Net cash used in investing activities	—	(66)	(89)	—	(155)	—	—	—	(155)

Cash flows from financing activities:
Proceeds from exercise of Predecessor stock options	—	3	—	—	3	—	3	—	6
Distributions to noncontrolling interest holders	—	—	(1)	—	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	—	3	(1)	—	2	—	3	—	5
Effect of foreign currency exchange rate changes on cash	—	—	18	—	18	—	—	—	18

Net decrease in cash and equivalents	—	(82)	(17)	—	(99)	—	(21)	—	(120)
Cash and equivalents at beginning of period	—	139	124	—	263	—	176	—	439

Cash and equivalents at end of period	$—	$57	$107	$—	$164	$—	$155	$—	$319

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2010 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(6)	$54	$(2)	$(162)	$(116)	$(143)	$(143)	$257	$(145)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	155	103	—	258	—	—	—	258
Impairment of cost-method investments	—	1	—	—	1	—	—	—	1
Non-cash interest expense	10	5	—	—	15	5	—	—	20
Non-cash, stock-based compensation expense	—	10	—	—	10	—	—	—	10
Equity losses (gains) from consolidated subsidiaries	(187)	(28)	—	215	—	114	143	(257)	—
Changes in operating assets and liabilities:
Accounts receivable	(2)	71	49	—	118	—	—	—	118
Inventories	—	3	5	—	8	—	—	—	8
Royalty advances	—	20	(4)	—	16	—	—	—	16
Accounts payable and accrued liabilities	190	(165)	(119)	(53)	(147)	—	—	—	(147)
Accrued interest	(5)	—	—	—	(5)	7	—	—	2
Other balance sheet changes	—	(3)	7	—	4	17	(12)	—	9

Net cash used in operating activities	—	123	39	—	162	—	(12)	—	150

Cash flows from investing activities:
Investments and acquisitions of businesses, net of cash acquired	—	—	(7)	—	(7)	—	—	—	(7)
Acquisition of publishing rights	—	(20)	(16)	—	(36)	—	—	—	(36)
Proceeds from the sale of investments	—	9	—	—	9	—	—	—	9
Capital expenditures	—	(36)	(15)	—	(51)	—	—	—	(51)

Net cash used in investing activities	—	(47)	(38)	—	(85)	—	—	—	(85)

Cash flows from financing activities:
Distributions to noncontrolling interest holders	—	—	(3)	—	(3)	—	—	—	(3)

Net cash (used in) provided by financing activities	—	—	(3)	—	(3)	—	—	—	(3)
Effect of foreign currency exchange rate changes on cash	—	—	(7)	—	(7)	—	—	—	(7)

Net (decrease) increase in cash and equivalents	—	76	(9)	—	67	—	(12)	—	55
Cash and equivalents at beginning of period	—	59	137	—	196	—	188	—	384

Cash and equivalents at end of period	$—	$135	$128	$—	$263	$—	$176	$—	$439

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2009 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(67)	$42	$93	$(149)	$(81)	$(100)	$(100)	$177	$(104)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (gain) on sale of equity investment	—	3	(39)	—	(36)	—	—	—	(36)
Gain on foreign exchange transaction	—	(9)	—	—	(9)	—	—	—	(9)
Gain on sale of building	—	—	(3)	—	(3)	—	—	—	(3)
Impairment of equity investment	—	11	—	—	11	—	—	—	11
Impairment of cost-method investments	—	29	—	—	29	—	—	—	29
Depreciation and amortization	—	165	97	—	262	—	—	—	262
Non-cash interest expense	30	9	—	—	39	23	—	—	62
Non-cash, stock-based compensation expense	—	11	—	—	11	—	—	—	11
Equity losses (gains) from consolidated subsidiaries	(76)	(80)	—	156	—	77	100	(177)	—
Changes in operating assets and liabilities:
Accounts receivable	—	29	(37)	—	(8)	—	—	—	(8)
Inventories	—	4	6	—	10	—	—	—	10
Royalty advances	—	(10)	(10)	—	(20)	—	—	—	(20)
Accounts payable and accrued liabilities	521	(295)	(204)	(7)	15	—	—	—	15
Accrued interest	25	—	—	—	25	—	—	—	25
Other balance sheet changes	—	3	(11)	—	(8)	—	—	—	(8)

Net cash used in operating activities	433	(88)	(108)	—	237	—	—	—	237

Cash flows from investing activities:
Repayments of loans (by) third parties	—	3	—	—	3	—	—	—	3
Investments and acquisitions of businesses, net of cash acquired	—	(8)	(8)	—	(16)	—	—	—	(16)
Acquisition of publishing rights	—	(4)	(7)	—	(11)	—	—	—	(11)
Proceeds from the sale of investments	—	4	121	—	125	—	—	—	125
Proceeds from the sale of building	—	—	8	—	8	—	—	—	8
Capital expenditures	—	(19)	(8)	—	(27)	—	—	—	(27)

Net cash used in investing activities	—	(24)	106	—	82	—	—	—	82

Cash flows from financing activities:
Debt Repayments	(1,379)	—	—	—	(1,379)	—	—	—	(1,379)
Proceeds from issuance of Senior Discount Notes	1,059	—	—	—	1,059	—	—	—	1,059
Deferred financing costs paid	(23)	—	—	—	(23)	—	—	—	(23)
Returns of capital and dividends paid	(90)	—	—	—	(90)	(90)	—	180	—
Returns of capital received	—	—	—	—	—	90	90	(180)	—
Distributions to noncontrolling interest holders	—	—	(3)	—	(3)	—	—	—	(3)

Net cash (used in) provided by financing activities	(433)	—	(3)	—	(436)	—	90	—	(346)
Effect of foreign currency exchange rate changes on cash	—	—	—	—	—	—	—	—	—

Net (decrease) increase in cash and equivalents	—	(112)	(5)	—	(117)	—	90	—	(27)
Cash and equivalents at beginning of period	—	171	142	—	313	—	98	—	411

Cash and equivalents at end of period	$—	$59	$137	$—	$196	$—	$188	$—	$384

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
For The Period from July 20, 2011 to September 30, 2011(Successor)
Allowance for doubtful accounts (a)	$—	$5	$(5)	$—
Reserves for sales returns and allowances (a)	—	188	(184)	4
Allowance for deferred tax asset (a)	—	190	—	190

For The Period from October 1, 2010 to July 19, 2011(Predecessor)
Allowance for doubtful accounts	$20	$3	$(5)	$18
Reserves for sales returns and allowances	87	147	(178)	56
Allowance for deferred tax asset	489	61	(17)	533

Fiscal Year Ended September 30, 2010 (Predecessor)
Allowance for doubtful accounts	$26	$15	$(21)	$20
Reserves for sales returns and allowances	106	286	(305)	87
Allowance for deferred tax asset	441	59	(11)	489

Fiscal Year Ended September 30, 2009 (Predecessor)
Allowance for doubtful accounts	$21	$14	$(9)	$26
Reserves for sales returns and allowances	134	327	(355)	106
Allowance for deferred tax asset	390	116	(65)	441

(a)	In purchase accounting, we adjusted out accounts and notes receivable and deferred tax assets to fair value resulting in the elimination of historical allowances for doubtful accounts and allowances for deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. Based on our assessment, we believe that, as of September 30, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 92 of this report.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our executive officers and directors, their ages as of December 8, 2011, and their positions and offices.

Name	Age	Position
Stephen Cooper.	65	CEO and Director
Lyor Cohen	52	Chairman and CEO, Recorded Music and Director
Cameron Strang	44	Chairman and CEO, Warner/Chappell Music and Director
Mark Ansorge	48	Executive Vice President, Human Resources and Chief Compliance Officer
Steven Macri	42	Executive Vice President and Chief Financial Officer
Paul M. Robinson	53	Executive Vice President and General Counsel and Secretary
Will Tanous	42	Executive Vice President, Communications and Marketing
Edgar Bronfman, Jr.	56	Chairman of the Board
Len Blavatnik	54	Vice Chairman of the Board
Lincoln Benet	48	Director
Alex Blavatnik	47	Director
Thomas H. Lee	67	Director
Jörg Mohaupt	44	Director
Donald A. Wagner	48	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 65, has served as our director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. Mr. Cooper is an advisor at Zolfo Cooper, a leading financial advisory and interim management firm, of which he was a co-founder and former Chairman. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the supervisory board as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A.

Lyor Cohen, 52, has served as our director and the Chairman and CEO, Recorded Music of Warner Music Group since July 20, 2011. Previously, Mr. Cohen was the Vice Chairman, Warner Music Group Corp. and Chairman and CEO, Recorded Music—Americas and the U.K. from September 2008 to July 20, 2011, Chairman and CEO, Recorded Music North America from March 2008 until September 2008 and Chairman and CEO of U.S. Recorded Music since joining the company in March 1, 2004 until March 2008. From 2002 until 2004, Mr. Cohen was the Chairman and CEO of Universal Music Group’s Island Def Jam Music Group. Mr. Cohen served as President of Def Jam from 1988 to 2002. Previously, Mr. Cohen served in various capacities at Rush Management, a hip-hop management company, which he co-founded with Russell Simmons. Mr. Cohen is widely credited with expanding Island Def Jam beyond its hip-hop roots to include a wider range of musical genres.

Cameron Strang, 44, has served as our director since July 20, 2011 and as our CEO, Warner/Chappell Music since January 4, 2011. Mr. Strang assumed the additional role of Warner/Chappell’s Chairman on July 1, 2011. Previously, Mr. Strang was the founder of New West Records and of Southside Independent Music

Publishing, which was acquired by Warner/Chappell in 2010. Prior to being acquired by Warner/Chappell, Southside was a leading independent music publishing company with a reputation for discovering and developing numerous talented writers, producers and artists across a wide range of genres. Southside was founded with the signing of J.R. Rotem and, in just six years, built a roster that included Elektra Records’ recording artist Bruno Mars; producer Brody Brown; Nashville-based writers, Ashley Gorley and Blair Daly; Christian music star, Matthew West; and Kings of Leon. Mr. Strang also co-founded DMZ Records, a joint venture record label. Mr. Strang holds a bachelor of communications degree from the University of British Columbia and a J.D. from British Columbia Law School.

Mark Ansorge, 48, has served as our Executive Vice President, Human Resources and Chief Compliance Officer since August 2008. He was previously Warner Music Group’s Senior Vice President and Deputy General Counsel and Chief Compliance Officer and has held various other positions within the legal department since joining the company in 1992. Since the company’s initial public offering in 2005, Mr. Ansorge has also served as Warner Music Group’s Chief Compliance Officer. Prior to joining Warner Music Group he practiced law as an associate at Winthrop, Stimson, Putnam & Roberts (now known as Pillsbury Winthrop Shaw Pittman LLP). Mr. Ansorge holds a bachelor of science degree from Cornell University’s School of Industrial and Labor Relations and a J.D. from Boston University School of Law.

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

Paul M. Robinson, 53, has served as our Executive Vice President and General Counsel and Secretary since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Will Tanous, 42, has served as our Executive Vice President, Communications and Marketing, since May 2008. He was previously Warner Music Group’s Senior Vice President, Corporate Communications and has held various positions at Warner Music Group since joining the company in 1993. Prior to joining Warner Music Group, Mr. Tanous held positions at Warner Music International and Geffen Records. He also served as president of two independent record labels. Mr. Tanous holds a B.A. from Georgetown University.

Edgar Bronfman, Jr., 56, has served as our Chairman of the Board since August 18, 2011. Previously, Mr. Bronfman was Warner Music Group’s CEO and President from July 20, 2011 to August 18, 2011 and served as Chairman of the Board and CEO from March 1, 2004 to July 20, 2011. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, a management venture capital firm which he founded in April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an executive officer of Vivendi Universal on December 6, 2001, resigned as an employee of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the Boards of InterActiveCorp, Accretive Health, Inc. and the New York University Langone Medical Center. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the Council on Foreign Relations. Mr. Bronfman also serves as general partner at Accretive, LLC, a private equity firm, and is Vice President of the Board of Trustees, The Collegiate School.

Len Blavatnik, 54, has served as our director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with strategic investments in the U.S., Europe and South America. Mr. Blavatnik is a director of numerous companies in the Access portfolio, including TNK-BP and UC RUSAL. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to and remains engaged in many educational pursuits, recently committing £75 million to establish the Blavatnik School of Government at the University of Oxford. He is a member of academic boards at Cambridge University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources. Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of leading cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The White Nights Foundation of America and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences and a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his MBA from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 48, is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spanned corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the boards of Acision and Boomerang Tube. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 47, has served as our director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Vice Chairman of Access. A 1993 graduate of Columbia Business School, Mr. Blavatnik joined Access in 1996 to manage the company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Thomas H. Lee, 67, has served as our director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC. Thomas H. Lee Capital Management, LLC manages the Blue Star I, LLC fund of hedge funds. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including Finlay Enterprises, Inc., The Smith & Wollensky Restaurant Group, Inc., Metris Companies, Inc., MidCap Financial LLC, Refco Inc., Vertis Holdings, Inc. and Wyndham International, Inc. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, The Museum of Modern Art, NYU Medical Center and Whitney Museum of American Art among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Jörg Mohaupt, 44, has served as our director since July 20, 2011. Mr. Mohaupt has been associated with Access since May 2007, and is involved with Access’ activities in the media and communications sector. Mr. Mohaupt was a managing director of Providence Equity Partners and a member of the London-based team responsible for Providence’s European investment activities. Before joining Providence, in 2004, he co-founded and managed Continuum Group Limited, a communications services venture business. Prior to this, Mr. Mohaupt was an executive director at Morgan Stanley & Co. and Lehman Brothers in their respective media and telecommunications groups. Mr. Mohaupt serves on the boards of Perform Group Plc, AINMT, Rebate Networks, Mendeley Research Networks, Icon Entertainment International, RGE Group and Acision. Mr. Mohaupt graduated with a degree in history from Rijksuniversiteit Leiden (Netherlands) and a degree in Communications Science from Universiteit van Amsterdam.

Donald A. Wagner, 48, has served as our director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of Boomerang Tube and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of ten members. Under our amended and restated certificate of incorporation and by-laws, our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted the Board. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

When considering whether directors have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. In the view of the Board of Directors, its directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, each of our directors brings specific experience, qualifications, attributes and skills to our Board of Directors.

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, Mohaupt and Wagner, each bring beneficial experience and attributes to our Board. In addition to their individual attributes, each of them possess experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access, in his role as a director of TNK-BP Limited and UC RUSAL, and as a former director of Warner Music Group Corp. Mr. Benet has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Morgan Stanley and Access. Alex Blavatnik has extensive experience advising companies, particularly as Deputy Chairman of Access and as a director of OGIP Ventures, Ltd. Mr. Mohaupt has served as a director of various companies and has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Providence Equity Partners, Morgan Stanley, Lehman Brothers and Access. Mr. Wagner has served as a director of various companies, including public companies, and has over 26 years of experience in investing, banking and private equity.

As the Chairman of our Company, Mr. Bronfman has detailed knowledge of our Company and its history, employees, prospects and competitors. Prior to serving as Chairman, Mr. Bronfman was our Chief Executive Officer and a member of the investor group that acquired our Company from Time Warner in the 2004 Acquisition and has a detailed understanding of our history and culture.

Mr. Cooper has more than 30 years of experience as a financial advisor, and has served as chairman or chief executive officer of various businesses, including Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc. and Chief Executive Officer of Hawaiian Telcom.

Messrs. Cohen and Strang are each actively involved in managing the day-to-day business of our company, providing them with intimate knowledge of our operations, and have significant experience and expertise with companies in our lines of business.

Mr. Lee has extensive experience advising and managing companies, serving as the Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC and serving as or having served as a director of numerous public and private companies. Mr. Lee was also part of the investor group that acquired our Company from Time Warner in the 2004 Acquisition and was a director of the Company from March 2004 until July 2011, before subsequently rejoining the Board in August 2011, and has a detailed understanding of our Company.

Our board believes that the qualifications described above bring a broad set of complementary experience, coupled with a strong alignment with the interests of the stockholder of the Company, to the Board’s discharge of its responsibilities.

Committees of the Board of Directors

Following consummation of the Merger, we are a privately held company. As a result, we are no longer subject to any stock exchange listing or SEC rules requiring a majority of our Board of Directors to be independent or relating to the formation and functioning of the various Board committees. The Board of Directors of the Company has an Audit Committee as well as Compensation and Digital Committees, all of which report to the Board of Directors as they deem appropriate, and as the Board may request. AI Entertainment Holdings LLC (formerly Airplanes Music LLC), which is an affiliate of Access, owns 100% of our common stock and has the power to elect our directors. Thus the Board has determined that it is not necessary for us to have a Nominating Committee or a committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and its subsidiaries. The Audit Committee is responsible for assisting the Board’s oversight of (a) the quality and integrity of the Company’s financial statements and related disclosure; (b) the independent auditor’s qualifications and independence; (c) the evaluation and management of the Company’s financial risks; (d) the performance of the Company’s internal audit function and independent auditor; and (e) the Company’s compliance with legal and regulatory requirements. The Audit Committee’s duties include, when appropriate, as permitted under applicable law, amending or supplementing the Company’s Delegation of Authority Policy without the prior approval of the Board. The current members of the Company’s audit committee are Messrs. Wagner, Benet and Lee. Mr. Wagner serves as the chairman of the committee. Messrs. Benet and Wagner qualify as “audit committee financial experts,” as defined by Securities and Exchange Commission Rules, based on their education, experience and background.

The Compensation Committee discharges the responsibilities of the Board of Directors of the Company relating to all compensation, including equity compensation, of the Company’s executives. The Compensation Committee has overall responsibility for evaluating and making recommendations to the Board regarding director and officer compensation, compensation under the Company’s long-term incentive plans and other compensation policies and programs. The current members of the Company’s compensation committee are Messrs. Benet, Lee, Mohaupt and Wagner and Len Blavatnik. Mr. Benet serves as the chairman of the committee.

The Digital Committee is responsible for (i) approving digital recording and publishing agreements and related repertoire licensing agreements and related transactions (“Digital Transactions”) that require approval of the Board of Directors and (ii) consulting with the Company’s management on the Company’s strategy for entering into Digital Transactions and related transactions or business. The current members of the Company’s digital committee are Messrs. Bronfman, Mohaupt, Cohen, Strang and Alex Blavatnik. Messrs. Bronfman and Mohaupt serve as the co-chairmen of the committee.

Oversight of Risk Management

On behalf of the Board of Directors, our Audit Committee is responsible for oversight of the Company’s risk management and assessment guidelines and policies. The Company is exposed to a number of risks including financial risks, operational risks and risks relating to regulatory and legal compliance. The Audit Committee discusses with management and the independent auditors the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken. The Company’s Chief Compliance Officer and Head of Internal Audit are responsible for the Company’s risk management function and regularly work closely with the Company’s senior executives to identify risks material to the Company. The Chief Compliance Officer reports to the Company’s Compliance and Ethics Steering Committee, which is composed of the Company’s General Counsel, Controller, Head of Internal Audit and other senior executives, and both the Chief Compliance Officer and the Head of Internal Audit report regularly to the Chief Financial Officer, the Chief Executive Officer and the Audit Committee regarding the Company’s risk management policies and procedures. In that regard, the Company’s Chief Compliance Officer regularly meets with the Compliance and Ethics Steering Committee and both the Chief Compliance Officer and Head of Internal Audit regularly meet with the Audit Committee to discuss the risks facing the Company, highlighting any new risks that may have arisen since they last met. The Audit Committee also reports to the Board of Directors on a regular basis to apprise them of their discussions with the Chief Compliance Officer and Head of Internal Audit regarding the Company’s risk management efforts. In addition, the Board of Directors receives management updates on our business operations, financial results and strategy and, as appropriate, discusses and provides feedback with respect to risks related to those topics.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to the consummation of the Merger, Section 16(a) of the Securities Exchange Act of 1934 required the Company’s directors, officers and holders of more than 10% of the Company’s common stock (collectively, “Reporting Persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Such Reporting Persons were required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on our review of the copies of such filings received by it with respect to the fiscal year ended September 30, 2011, the Company believes that all required persons complied with all Section 16(a) filing requirements. Subsequent to the consummation of the Merger, as the Company no longer has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, none of its directors, officers or stockholders remain subject to the reporting requirements of Section 16(a) of the Exchange Act.

Code of Conduct

The Company has adopted a Code of Conduct as our “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”), and the Securities Exchange Act of 1934 (and in accordance with the NYSE requirements for a “code of conduct”), which applies to all of the

Company’s directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Conduct is available on the Company’s website at www.wmg.com by clicking on “Investor Relations” and then on “Corporate Governance.” A copy of the Code of Conduct may also be obtained free of charge, from the Company upon a request directed to Warner Music Group Corp., 75 Rockefeller Plaza, New York, NY 10019, Attention: Investor Relations. The Company will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2011 and two additional individuals who would have been named executive officers but for the fact that the individuals were not serving as an executive officer at the end of fiscal year 2011. Our named executive officers (“NEOs”) for fiscal year 2011 are:

•	Edgar Bronfman, Jr. (our CEO until August 18, 2011);

•	Stephen Cooper (our CEO starting August 18, 2011);

•	Steven Macri (our CFO);

•	Lyor Cohen;

•	Cameron Strang;

•	Paul M. Robinson; and

•	Michael Fleisher (our Vice Chairman, Strategy & Operations until May 31, 2011).

Introduction

During fiscal year 2011, we were acquired by AI Entertainment Holdings LLC, which is an affiliate of Access. Following the consummation of the Merger, we became a subsidiary of AI Entertainment Holdings LLC and a privately held company. The principal changes made during fiscal year 2011 as a result of the Merger were the following:

•

as a result of the consummation of the Merger on July 20, 2011, each outstanding share of the Company’s common stock was cancelled and converted into the right to receive $8.25 and we became a privately held company;

•	as a result of the consummation of the Merger, all outstanding equity under our existing equity plan became vested and converted into a right to a cash payment or was forfeited;

•

in connection with the consummation of the Merger, all of the directors of the Company, other than Edgar Bronfman, Jr., resigned from their positions as directors of the Company at the effective time of the Merger (Mr. Lee subsequently rejoined the Board of Directors); and

•	the Company’s existing equity plan was subsequently terminated.

The treatment upon consummation of the Merger of options to purchase our common stock and restricted stock granted to NEOs was governed by our equity plans and individual award agreements, and was as follows:

Treatment of Options

Immediately prior to the effective time of the Merger, each stock option issued under the Company’s equity compensation plans or programs, whether or not then exercisable or vested, was cancelled and converted into the right to receive an amount in cash equal to, without interest and less applicable withholding taxes, the product of (i) the excess, if any, of $8.25 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock that may be acquired upon exercise of such stock option immediately prior to the effective time of the Merger.

Treatment of Restricted Stock

Each restricted share of common stock granted under the Company’s equity compensation plans or programs became either vested (to the extent not already vested) or forfeited as of the effective time of the Merger, determined based on the per share price of $8.25 in the Merger and after giving effect to the Board’s authorization to accelerate vesting of the service conditions applicable to restricted stock outstanding immediately prior to the consummation of the Merger, and each vested restricted share of common stock was converted into the right to receive an amount in cash equal to $8.25.

Management Changes in Fiscal Year 2011

In addition, subsequent to the end of fiscal year 2010, the following changes in management occurred:

On November 10, 2011, the Company announced that Brian Roberts shall be promoted to the position of WMG’s Executive Vice President and Chief Financial Officer, effective no later than January 1, 2012. Mr. Roberts shall succeed Mr. Macri in this role. Mr. Macri, who has served the Company as its Executive Vice President and CFO since 2008, has decided to leave the Company but agreed to remain with the Company until up to December 31, 2011 in order to ensure a smooth transition. Mr. Roberts will be appointed CFO effective December 9, 2011. Mr. Macri will remain as a consultant to the Company through December 31, 2011.

On August 18, 2011, Edgar Bronfman, Jr. was appointed Chairman of the Board of the Company in order to focus on strategy and growth opportunities and, in connection with that move, he resigned from his positions as Chief Executive Officer and President of the Company. Stephen F. Cooper, the Company’s Chairman of the Board prior to August 18, 2011, was appointed to replace him as Chief Executive Officer and President. In connection with this change in roles, Mr. Cooper stepped down as Chairman of the Board of the Company. Mr. Cooper remains a director on the Board. Upon completion of the Merger in July 2011, Mr. Cooper was appointed as Chairman of the Board. At that time, Mr. Bronfman, who was our Chairman and CEO at the time, remained as CEO of the Company. Mr. Bronfman has informed the Board of Directors that due to other commitments he intends to step down as Chairman, effective January 31, 2012. Subsequent to January 31, 2012, Mr. Bronfman will remain a director of the Company. A new Chairman will be appointed in due course.

Mr. Fleisher resigned all employment and directorships with the Company and its affiliates effective as of May 31, 2011.

Effective January 1, 2011, David H. Johnson ceased serving as the CEO of Warner/Chappell Music and Cameron Strang was appointed CEO of Warner/Chappell. Mr. Johnson continued to serve as Chairman of Warner/Chappell until June 30, 2011 (the end date of his employment agreement), at which point Mr. Johnson left the Company and Mr. Strang assumed the additional role of Chairman of Warner/Chappell.

See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below for further details.

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Chairman of the Board, and the Company’s other executive officers (other than our current CEO). For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and, prior to the consummation of the Merger, had done so in the past. However, during fiscal year 2011, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The compensation committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals.

The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below other than our current CEO) consists of base salary and annual target bonuses. In addition, prior to the consummation of the Merger, our executive officers received long-term incentives in the form of equity grants. As noted, in connection with the Merger all outstanding stock options vested and were cashed out, existing restricted stock grants either vested and were paid out at a per share price of $8.25 or were forfeited upon consummation of the Merger and the Company’s existing equity plan was subsequently terminated. The executive officers do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

In determining the compensation of the NEOs, the Compensation Committee seeks to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term stockholder value creation.

The information below with respect to historical compensation paid to the NEOs relates to compensation paid or earned, for the most part, prior to consummation of the Merger while the Company was still a public company and is therefore not necessarily indicative of the compensation amounts, philosophy or benefits that these individuals, or other executive officers of the Company, will receive as executive officers of the Company. The impact of the Merger will be taken into consideration as Access and the Compensation Committee continue to review all aspects of compensation and make appropriate adjustments to reflect factors including but not limited to the Company’s privately held status and ownership by Access.

Access has a consulting agreement with Mr. Cooper pursuant to which he receives $150,000 a month and reimbursement of his related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment agreement or arrangement with Mr. Cooper. The Company has entered into employment agreements with each of our other Named Executive Officers, which establish each executive’s base salary and an annual target bonus. Pursuant to the agreements, the actual amount of each annual bonus is determined by the Compensation Committee in its sole discretion, subject to any contractual minimum bonuses, and may be higher or lower than the target range or amount. In addition, prior to the consummation of the Merger, as a result of the evaluation of their roles and responsibilities, each Named Executive Officer had been allowed to invest in equity of the Company or was awarded equity in the form of stock options and/or restricted stock in connection with their employment. The Compensation Committee believes these arrangements were reasonable and competitive while the Company was still a public company compared to other companies the Company competes with for the attraction and retention of talent. Following the consummation of the Merger, our existing equity plan was terminated. As noted above, Access and the Compensation Committee are in the process of reviewing our compensation programs, including our long-term incentive compensation programs.

Executive Compensation Objectives and Philosophy

We design our executive compensation programs to attract talented executives to join the Company and to motivate them to position us for long-term success, achieve superior operating results and increase stockholder value. To realize these objectives, the Compensation Committee and management focus on the following key factors when considering the amount and structure of the compensation arrangements for our executives:

•

Alignment of executive and stockholder interests by providing incentives linked to operating performance and achievement of strategic objectives. We are committed to creating stockholder value and believe that our executives and employees should be provided incentives through our compensation programs that align their interests with those of our stockholder. Accordingly, we provide our executives with both short-term annual cash bonus incentives linked to our operating performance and have provided long-term incentives, which prior to the consummation of the Merger consisted of equity incentives linked to stock performance. As noted, following the Merger, Access and the Compensation Committee are in the process of reviewing our compensation programs, including our long-term incentive compensation programs. For information on the components of our executive compensation programs and the reasons why each is used, see “Components of Executive Compensation” below.

•

A clear link between an executive’s compensation and his or her individual contribution and performance. As further discussed below, the components of our executive compensation programs are designed to reward the achievement of specified key goals. These goals include, among other things, the successful implementation of strategic initiatives, realizing superior operating and financial performance, and other factors that we believe are important, such as the promotion of an ethical work environment and teamwork within the Company. We believe our compensation structure motivates our executives to achieve these goals and rewards them for their significant efforts and contributions to the Company and the results they achieve.

•

The extremely competitive nature of the media and entertainment industry, and our need to attract and retain the most creative and talented industry leaders. We compete for talented executives in relatively high-priced markets, and the Compensation Committee takes this into consideration when making compensation decisions. For example, we compete for executives with other recorded music and music publishing companies, other entertainment, media and technology companies, law firms, private ventures, investment banks and many other companies that offer high levels of compensation. We believe that our senior management team is among the best in the industry and is the right team to lead us to long-term success. Our commitment to ensuring that we are led by the right executives is a high priority, and we make our compensation decisions accordingly.

•

Comparability to the practices of peers in our industry and other comparable companies generally. The Compensation Committee considers information about the practices of our peer companies and other comparable public companies, as well as evolving market practices, when making its compensation decisions. Generally, the Compensation Committee looks to this type of information when evaluating employment arrangements with new employees and extensions or renewals with existing employees. From time to time, the Compensation Committee also receives independent advice on competitive practices and may look at other independent sources of market trends, including literature and conference remarks on executive compensation matters. When using peer data to evaluate employment arrangements with new employees and extensions or renewals with existing employees, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of our direct competitors, which includes other recorded music and music publishing companies, primarily Universal, Sony and EMI in recorded music (Universal Music Group, Sony Music Entertainment and EMI Music) and Universal, EMI and Sony/ATV in music publishing (Universal Music Publishing Group, EMI Music Publishing and Sony/ATV Music Publishing), as one point of reference when making compensation decisions regarding total compensation or particular elements of compensation in the agreements under consideration. The Compensation Committee does not typically use information with respect to our peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. For example, in fiscal year 2008 the Compensation Committee reviewed pay data for a range of companies in connection with the review of new employment arrangements with Messrs. Bronfman, Cohen and Macri. The Compensation Committee did not, however, use third-party data in establishing fiscal year 2011 compensation for the Company’s NEOs. The Compensation Committee makes decisions for a specific executive on an annual basis in its discretion, based upon the executive’s compensation as set forth in their employment agreement, the performance of the Company and taking into consideration competitive factors and the executive’s specific qualifications, such as his or her professional experience, tenure at the Company and within the industry, leadership position within the Company, and individual performance factors.

Components of Executive Compensation

Employment Agreements

With the exception of Mr. Cooper as described above, we have (or had) employment agreements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Agreements and Certain Equity Arrangements.” We believe that having employment agreements with our executives is beneficial to us because it provides retentive value, subjects the executives to key restrictive covenants, and generally gives us a competitive advantage in the recruiting process over a company that does not offer employment agreements. Our employment agreements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

•	Base salary;

•	A target annual cash bonus;

•	Any long-term incentives in the form of equity grants or other long-term compensation; and

•	Benefits, including participation in our 401(k) plan and health, life insurance and disability insurance plans.

Our NEO employment agreements also contain key provisions that apply in the event of an executive’s termination or resignation, setting forth the circumstances under which an executive may resign for “good reason” or under which we may terminate the agreement “for cause,” and formalizing restrictive covenants such as commitments not to solicit our employees and/or talent away from the Company, and to protect our confidential information, among others. The circumstances that would allow an executive to terminate his or her employment for “good reason” are negotiated in connection with the employment agreement and generally include such events as substantial changes in the executive’s duties or reporting structure, relocation requirements, reductions in compensation and specified breaches by us of the agreement.

Key Considerations in Determining Executive Compensation

In general, the terms of our executive employment agreements are initially negotiated by our CEO, Executive Vice President, Human Resources, other corporate senior executives, as appropriate, and our legal department or outside legal counsel. The key terms of the agreements for our NEOs and other executives over whose compensation the Compensation Committee has authority are presented to the Compensation Committee for consideration. When appropriate, the Compensation Committee takes an active role in the negotiation process. The Compensation Committee also establishes from time to time the general compensation principles set forth in our executive employment agreements.

During the review and approval process for the employment agreements for executives under its purview, the Compensation Committee considers the appropriate amounts for each component of compensation and the compensation design appropriate for the individual executive. In its analysis, the Compensation Committee considers the individual’s credentials, and if applicable, performance at the Company, the compensation history of the executive, input from an independent compensation consultant on market and peer company practices if it determines that doing so would assist it in analyzing a compensation proposal, data on the compensation of other individuals in comparable positions at the Company and the total projected value of the compensation package to the executive.

The following describes the components of our NEO compensation arrangements and why each is included in our executive compensation programs.

Base Salary

The cash base salary an NEO receives is determined by the Compensation Committee after considering the individual’s compensation history, the range of salaries for similar positions, the individual’s expertise and experience, and other factors the Compensation Committee believes are important, such as whether we are trying to attract the executive from another opportunity. The Compensation Committee believes it is appropriate for executives to receive a competitive level of guaranteed compensation in the form of base salary and determines the initial base salary by taking into account recommendations from management and, if deemed necessary, the Compensation Committee’s independent compensation consultant.

In cases where an NEO’s employment agreement calls for annual base salary reviews, increases in base salary are determined by the Compensation Committee in its discretion. The individual’s performance during the course of the prior year, his or her contribution to achieving the Company’s goals and objectives and competitive data on salaries of individuals at comparable levels both within and outside of the Company may be evaluated in connection with the Compensation Committee’s annual consideration of base salary increases.

Mr. Cooper was paid based on a consulting agreement with Access as described above in fiscal year 2011. This was his only compensation related to the Company (i.e., he did not otherwise participate in any Company bonus or long-term compensation programs in fiscal year 2011). Each of our other NEOs was paid base salary in accordance with the terms of their respective employment agreement in fiscal year 2011 while they remained employees of the Company. The Compensation Committee did not approve any change to base salary for any of our NEOs in fiscal year 2011. On August 18, 2011, Mr. Bronfman resigned as CEO of the Company and his employment agreement terminated. Subsequently the Compensation Committee ratified and approved an annual retainer of $1,000,000 for Mr. Bronfman for serving as Chairman of the Board. Mr. Bronfman has informed the Board of Directors that due to other commitments he intends to step down as Chairman, effective January 31, 2012. Subsequent to January 31, 2012, Mr. Bronfman will remain a director of the Company. Following his resignation as Chairman of the Board, Mr. Bronfman will not receive any compensation for service on the Board of Directors or Board committees.

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our corporate financial performance for the particular year. With the exception of Mr. Cooper, each of our NEOs participates or participated in our annual bonus pool and has or had a target bonus amount set forth in his employment agreement, which is stated as either a range or a set dollar amount. The actual amount of each annual bonus is determined by the Compensation Committee in its sole discretion and may be higher or lower than the target range or amount.

The Compensation Committee establishes performance goals for our corporate performance after considering our financial results from the prior year and the annual operating budget for the coming year. It uses these performance goals to establish a target for the Company-wide bonus pool. In fiscal year 2011, the performance goals related to the achievement of budgeted amounts of net revenue and operating income before depreciation and amortization (or OIBDA), which equals operating income less depreciation expense and amortization expense, with achievement of net revenue weighted 25% and OIBDA weighted 75%. OIBDA is among the measures used by management to gauge operating performance and is used by investors and analysts to value the Company and compare our performance to that of our peers. These metrics were used because we believe they encourage executives to achieve superior operating results. In its assessment of whether the performance goals are met, the Compensation Committee may consider the nature of unusual expenses or contributors to financial results, and authorize adjustments in its sole discretion.

If the performance targets set by the Compensation Committee are met, the bonus pool will be set at the target amount set in the annual operating budget, subject to the Committee’s discretion as discussed below. If our performance exceeds the targets set by the Compensation Committee, the bonus pool amount is generally initially increased above 100% of target calculated based on the pre-established scale. If we do not meet the budgeted performance goals, the bonus pool amount is generally initially decreased from the target calculated based on the pre-established scale. The actual bonus amounts allocated to the bonus pool for the entire Company are ultimately determined by the Compensation Committee in its discretion taking into account the achievement of the performance goals, qualitative factors and management’s recommendations. The Compensation Committee has the discretion to adjust the initial bonus pool amount determined by reference to the pre-established scale upwards or downwards, considering management’s recommendations, the achievement of the pre-established qualitative factors and other considerations the Compensation Committee deems appropriate.

Bonuses for our NEOs are then separately determined by the Compensation Committee in its sole discretion, and may be higher or lower than the target amounts set forth in the NEOs’ employment agreements. Mr. Cooper, who became our CEO on August 18, 2011, did not receive any bonus related to fiscal year 2011. Mr. Bronfman, who was the Company’s CEO for most of fiscal year 2011(until August 18, 2011), did participate in the annual bonus pool. Mr. Bronfman’s contractual bonus range for fiscal year 2011was from $0 to $6.0 million, with a target bonus of $3.0 million. Mr. Cohen’s contractual bonus range was from $1.5 million to $5.0 million, with a target bonus of $2.5 million. Other NEOs have target bonuses set forth in their employment agreements as described below under “Summary of NEO Employment Agreements and Certain Equity Arrangements.” The amount our NEOs and other executive officers subject to the Compensation Committee’s oversight received from the bonus pool was determined by the Compensation Committee, and for other executives and employees, by the appropriate member of management, so long as the entire Company-wide bonus pool determined by the Compensation Committee was not exceeded. For NEOs other than the CEO, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. The Compensation Committee evaluated the performance of the CEO in connection with its bonus determination for the CEO. Bonuses for executive officers, including our NEOs, were based on the target bonuses set forth in their employment agreements, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. Bonuses for executives in our recorded music or music publishing businesses or other specific areas, such as international recorded music or digital, were also based in part on their particular segment’s or area’s performance. For our executive officers, including our NEOs, a variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with fiscal year 2011 bonuses are discussed in more detail below. In addition, during fiscal year 2011, certain individuals, including certain NEOs, were recognized when making bonus determination for fiscal year 2011 for their efforts in completing the successful sale of the Company to Access.

In fiscal year 2011, after considering the factors described above and management’s recommendations, the Committee determined that the bonuses for our NEOs would be set at amounts which ranged from 67% to 100% of their respective annual target bonus amounts set forth in their employment agreements. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of bonuses ranging from below target to at target bonuses for our NEOs based on their and the Company’s performance during the fiscal year.

Specifically, with respect to Mr. Bronfman, the Compensation Committee set the amount of his bonus at approximately 67% of target having determined that in setting the Company’s strategic objectives to be carried out by the executive management team, he played a crucial role in the Company’s achievement of the financial and other results, guiding and positioning the Company for future success and completing the successful sale of the Company to Access. With respect to Mr. Cohen, the Compensation Committee set the amount of his bonus at 87% of target in recognition of his key contributions across all aspects of the business, including, without limitation, his responsibility for the North American and the UK recorded music business and leading the Company’s efforts to diversify revenues by entering into expanded-rights deals with recording artists. With respect to Mr. Strang, the Compensation Committee set the amount of his bonus at 100% of his full-year, non-pro-rated target in recognition of his strong transition into his new role as Chairman and CEO of Warner/Chappell, his efforts over the course of the fiscal year in transforming and refocusing the business and the performance of the music publishing business, including objective and subjective measures. With respect to Mr. Macri, the Compensation Committee set the amount of his bonus at 100% of target to reward his strong performance in the CFO role and his contributions to the sale process. The Compensation Committee noted that Mr. Macri led the completion of the implementation of the new SAP enterprise resource planning system and started the roll-out of the new U.S. royalty system during the year, was very involved in the Company’s cost-cutting efforts and led significant repatriation of cash back to the U.S. on a tax-free basis, in addition to his role in the sale process. Finally, with respect to Mr. Robinson, the Compensation Committee set the amount of his bonus at 100% of target after considering his individual performance in running the company-wide legal and business affairs function, continued improvements in digital and 360 deal making, management of legal spending and his contributions to the sale process. In connection with his resignation during fiscal year 2011, Mr. Fleisher’s fiscal year 2011 bonus was determined by the terms of his employment agreement with the Company. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below for further details.

The annual bonuses in fiscal year 2011 for the NEOs reflected the performance of the Company and each individual NEO during the fiscal year. During fiscal year 2011, despite the disruption of the sale process and the ongoing transition in the recorded music business, the Company was able to continue to advance its strategic objectives and essentially sustained margins over the fiscal year, with OIBDA margins remaining largely steady year over year at 12%, excluding expenses related to our acquisition by Access, despite declining revenue and ongoing severance charges. In making the bonus determinations for the NEOs, other qualitative factors taken into account included performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure, investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Company, including corporate governance matters, managing the strategic direction of the Company, increasing operational efficiency, expanding our digital presence and communicating to investors, shareholders and other important constituencies.

Long-Term Equity Incentives

Before the Merger

The Compensation Committee was responsible for establishing and administering the Company’s equity compensation programs and for awarding equity compensation to the executive officers. Prior to the Merger, the sole forms of equity compensation awarded to or purchased by officers and employees were restricted stock and stock options. While the Company was still a public company, the Compensation Committee believed that restricted stock and stock options were an important part of overall compensation because they aligned the interests of officers and other employees with those of stockholders and created incentives to maximize long-term stockholder value.

The Compensation Committee determined the number of stock options or shares of restricted stock granted or sold to each executive officer based on the total amount of equity awards available under outstanding plans and the responsibility and overall compensation of each executive officer. In general, executive officers and other employees received an initial grant of equity in the form of restricted stock (either purchased or awarded) or stock options, usually at the time of their initial employment (or, for those employed at such time, in connection with the acquisition of the Company from Time Warner in 2004). On occasion, the Compensation Committee granted additional equity awards to recognize increased responsibilities or special contributions, to attract new hires to the Company, to retain executives or to recognize other special circumstances.

In fiscal year 2011, the Company made stock option awards to Messrs. Strang and Robinson in connection with these executives entering into new employment agreements. In determining the size of the awards, the Compensation Committee evaluated, among other things, their roles and responsibilities. In determining the size of the equity award to Mr. Robinson, the Compensation Committee also considered his performance with the Company and his contribution to achieving the Company’s goals and objectives. In addition, in fiscal year 2011, the Company made amendments to the restricted stock grants originally made to Messrs. Bronfman and Cohen in fiscal year 2008, resulting in incremental compensation expense being recognized by the Company in fiscal year 2011. The grants were originally made to Messrs. Bronfman and Mr. Cohen in fiscal year 2008 in connection with entering into new employment agreements. The Company did not make any equity grants to NEOs in fiscal year 2010. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below for a description of these equity grants.

After the Merger

Upon consummation of the Merger, all stock options held by our employees, including our NEOs, vested and were cashed out and existing restricted stock grants were vested and paid out at a per share price of $8.25 or forfeited upon the consummation of the Merger. Following the consummation of the Merger, our existing equity plan was terminated. The Compensation Committee continues to review all aspects of compensation, including long-term incentives, as it considers appropriate adjustments to reflect factors including but not limited to the Company’s privately held status and ownership by Access.

Tax Deductibility of Performance-Based Compensation and Other Tax Considerations

Where appropriate, and after taking into account various considerations, we structure our executive employment agreements and compensation programs to allow us to take a tax deduction for the full amount of the compensation we pay to our executives. Our Amended and Restated 2005 Omnibus Award Plan (the “Plan”) was designed to be compliant with the requirements of Section 162(m) of the Internal Revenue Code (“Section 162(m)”). Section 162(m), which generally places limits on the tax deductibility of executive compensation for publicly traded companies, disallows deductions for compensation in excess of $1,000,000 per year paid to the NEOs (other than the CFO), unless such compensation is performance-based, is approved by stockholders and meets other requirements. In order to maximize deductibility of future executive compensation under Section 162(m), while we were a public company our NEOs participated in the Plan.

Prior to the consummation of the Merger, the Company had implemented procedures intended to permit performance-based compensation to be deductible under Section 162(m). Under these procedures, at the outset of each fiscal year, the Compensation Committee established Section 162(m) performance targets that were used solely for setting a maximum amount of bonus for which our NEOs were eligible for Section 162(m) purposes at various target thresholds. For example, cash bonuses may have been conditioned on the achievement of a specified amount of budgeted OIBDA and/or net revenues. In November 2010, the Compensation Committee determined that the performance targets for fiscal year 2011 would relate to the achievement of specified levels of budgeted OIBDA and/or net revenues.

Following consummation of the Merger, we are a privately held company. As a result, we are no longer subject to Section 162(m).

Benefits

Our NEOs also receive health coverage, life insurance, disability benefits and other similar benefits in the same manner as our U.S. employees generally.

Deferred Compensation

We offer a tax-qualified 401(k) plan to our employees and in November 2010 we adopted a non-qualified deferred compensation plan which is available to those of our employees whose annual salary is at least $200,000. Both plans are available to the NEOs.

In accordance with the terms of the Company’s 401(k) plan, the Company matches, in cash, 50% of amounts contributed to that plan by each plan participant, up to 6% of eligible pay, up to a maximum of $245,000 of eligible pay or $16,500 in pre-tax deferrals ($22,000 in the case of participants age 50 or greater), whichever occurs first. The matching contributions made by the Company are initially subject to vesting, based on continued employment, with 25% scheduled to vest on each of the second through fifth anniversaries of the employee’s date of hire.

The non-qualified deferred compensation plan allows an employee with an annual salary of $200,000 or more to defer receipt of a portion of his or her annual bonus until a future date or dates elected by the employee. Amounts in a participant’s account will be indexed to one or more deemed investment funds chosen by each participant from a range of such alternatives available under the plan, which investment alternatives generally include the investment funds available under our 401 (k) plan. Each participant’s account will be adjusted to reflect the investment performance of the selected investment fund(s), including any appreciation or depreciation. We have established a “rabbi trust” (the assets of which will remain subject to the claims of our general creditors) for the purpose of assisting us in meeting our obligations under the deferred compensation plan. In the event of a change of control, we may cause such trust to be fully funded with amounts necessary to cover all accrued benefits under the deferred compensation plan through the date of such change of control. Prior to a change in control, the rabbi trust may or may not be funded by us. The deferred compensation plan provides an additional vehicle for employees to save for retirement on a tax-deferred basis. The deferred compensation plan does not provide preferential rates of return. Participants have only an unsecured contractual commitment by us to pay amounts owed under the plan.

No NEOs participated in the deferred compensation plan in fiscal year 2011.

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2011.

Other Compensation Policies

Timing of Equity Grants Before the Merger

Before completion of the Merger, we did not have a plan or practice designed to time equity grants in coordination with the release of material non-public information. Pursuant to a policy adopted by our Compensation Committee in 2006 we only made grants on one day each month, on or about the 15th of each month. Therefore, grants were generally made as of the 15th of the first month following approval of any such grants by the Compensation Committee. Grants for newly hired executives, and, grants based upon entering into new or amended employment agreements with existing executives, were generally made on the first 15th of the month following the later of approval of such grants by the Compensation Committee and the execution of the employment agreement by both parties.

Hedges and Pledges of Stock Before the Merger

Before completion of the Merger, all hedges of the Company’s common stock by executive officers or employees of the Company were prohibited. In addition, pledges of our securities were prohibited unless the executive officer or employee first obtained approval in accordance with procedures set by the Compensation Committee from time to time.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lincoln Benet, Chair

Len Blavatnik

Thomas H. Lee

Jörg Mohaupt

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer, Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities at September 30, 2011 and two additional individuals who would have been named executive officers but for the fact that the individuals were not serving as an executive officer at the end of fiscal year 2011, collectively known as our Named Executive Officers, or NEOs, for services rendered to us during the specified fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Edgar Bronfman, Jr. (4)	2011		$1,000,000		$2,000,000		$4,059,057		—	—	—		—		$7,059,057
Chairman of the Board and Former CEO	2010		$1,000,000		$4,000,000		—		—	—	—		—		$5,000,000
	2009		$1,000,000		$2,100,000		—		—	—	—		—		$3,100,000

Stephen Cooper (4)	2011		$217,742		—		—		—	—	—		—		$217,742
CEO

Steven Macri (5)	2011		$600,000		$600,000		—		—	—	—		$7,350		$1,207,350
Executive Vice President and Chief Financial Officer	2010 2009	$ $	600,000 600,000	$ $	800,000 480,000		— —		— —	— —	— —	$ $	7,350 7,350	$ $	1,407,350 1,087,350

Lyor Cohen	2011		$3,000,000		$2,175,000		$5,779,785		—	—	—		$1,620		$10,956,405
Chairman and CEO, Recorded Music	2010 2009	$ $	3,000,000 3,000,000	$ $	3,500,000 2,000,000		— —		— —	— —	— —		— —	$ $	6,500,000 5,000,000

Cameron Strang (6)	2011		$621,154		$850,000		—		$1,367,600	—	—		—		$2,838,754
Chairman and CEO, Warner/Chappell Music

Paul M. Robinson	2011		$600,000		$500,000		—		$1,156,620	—	—		$7,350		$2,263,970
Executive Vice President and General Counsel and Secretary	2010 2009	$ $	600,000 600,000	$ $	500,000 390,000		— —		— —	— —	— —	$ $	7,350 7,350	$ $	1,107,350 997,350

Michael D. Fleisher (7)	2011		$561,635		$2,533,333		—		—	—	—		$2,032,885		$5,127,853
Former Vice Chairman, Strategy & Operations	2010 2009	$ $	825,000 825,000	$ $	1,100,000 900,000	$	— 378,296	$	— 531,000	— —	— —	$	— 485,632	$ $	1,925,000 3,119,928

(1)	Represents cash bonus amounts in respect of fiscal year 2011, 2010 and 2009 performance [expected to be paid in December 2011 or January 2012 with respect to fiscal year 2011] and paid in December 2010 and December 2009, respectively, with respect to fiscal year 2010 and 2009.

(2)	For Messrs. Strang, Robinson and Fleisher, reflects the aggregate grant date fair value of awards made in fiscal year 2011 and 2009 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. The assumptions used in calculating the grant date fair values are disclosed in Note 15, Stock-Based Compensation Plans, to our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended September 30, 2011. Amounts reported in the “Stock Awards” column for Messrs. Bronfman and Cohen in fiscal year 2011 represent the incremental change in the grant date fair value related to amendments entered into in fiscal year 2011 related to their respective restricted stock award agreements previously entered into with the Company on March 15, 2008 and are based upon the probable outcome of performance conditions with respect to their respective performance-based restricted stock awards.
(3)	For Messrs. Macri and Robinson all other compensation in fiscal year 2011 also includes $7,350 of 401(k) matching contributions. For Mr. Cohen, all other compensation in fiscal year 2011 also includes a parking allowance of $1,620. For Mr. Fleisher, all other compensation in fiscal year 2011 also a vacation payout at the time of his termination of employment of $107,885 and $1,925,000 representing amounts paid or accrued related to the termination of his employment with the Company. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below.
(4)	On August 18, 2011, Mr. Bronfman. was appointed Chairman of the Board of the Company in order to focus on strategy and growth opportunities and, in connection with that move, he resigned from his positions as Chief Executive Officer and President of the Company. Mr. Cooper, the Company’s Chairman of the Board prior to August 18, 2011, was appointed to replace him as Chief Executive Officer and President. In connection with this change in roles, Mr. Cooper stepped down as Chairman of the Board of the Company. When Mr. Bronfman resigned as CEO of the Company, his employment agreement terminated. Subsequently, the Compensation Committee ratified and approved an annual retainer of $1,000,000 for Mr. Bronfman for serving as Chairman of the Board. Base salary above for Mr. Bronfman, represents a pro-rated portion of his full year of base salary at $1,000,000 based upon the time he was employed during fiscal year 2011 from October 1, 2010 to August 18, 2011. Mr. Bronfman’s salary also includes the retainer he received in fiscal year 2011 for serving as Chairman of the Board following his resignation as CEO of the Company. See “Directors Compensation” below for a summary of Mr. Bronfman’s earnings as Chairman of the Board. Access has a consulting agreement in respect of Mr. Cooper pursuant to which he receives $150,000 a month in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment agreement or arrangement with Mr. Cooper. Base salary above represents a pro-rated amount under this arrangement based on Mr. Cooper’s start date of August 18, 2011.
(5)	On November 10, 2011, the Company announced that Brian Roberts would be promoted to the position of WMG’s Executive Vice President and Chief Financial Officer, effective no later than January 1, 2012. Mr. Roberts will succeed Mr. Macri in this role. Mr. Macri, who has served the Company as its Executive Vice President and CFO since 2008, has decided to leave the Company but agreed to remain with the Company until up to December 31, 2011 in order to ensure a smooth transition. Mr. Roberts will be appointed CFO effective December 9, 2011. Mr. Macri will remain as a consultant to the Company through December 31, 2011.
(6)	Mr. Strang was appointed CEO of Warner/Chappell effective January 1, 2011 and assumed the additional role of Chairman of Warner/Chappell as of July 1, 2011. Base salary above represents amounts earned following the commencement of Mr. Strang’s employment with the Company on January 1, 2011.
(7)	Mr. Fleisher resigned all employment and directorships with the Company and its affiliates effective as of May 31, 2011. In connection with his resignation, Mr. Fleisher received severance of $1,925,000 plus a corporate bonus of $1,100,000 pro-rated by the number of days of fiscal year 2011 worked. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below. Mr. Fleisher also received a $1,800,000 “success” bonus in connection with the sale of the Company to Access in July 2011.

Grant of Plan-Based Awards in Fiscal Year 2011

The following table provides supplemental information relating to grants of plan-based awards to NEOs during fiscal year 2011. The grants set forth below were made in connection with the signing of new employment agreements with Mr. Strang and Mr. Robinson. No equity grants were made in recognition of fiscal year 2011 performance. All of our stock option grants have an exercise price equal to the closing price of our common stock on the date of grant. In accordance with the Company’s policies described above under “Other Compensation Policies—Timing of Equity Grants,” prior to the consummation of the Merger, grants were generally made as of the 15th of the first month following approval of any such grants by the Compensation Committee. For grants based upon entering into new or amended employment agreements with existing executives, grants were generally made on the first 15th of the month following the later of approval of such grants by the Compensation Committee and the execution of the employment agreement by both parties.

Name	Grant Date	Date of Committee Action, if Different from Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Edgar Bronfman, Jr. (2)	—	—	—	—	—	—	—	—	—	—	—	—
Stephen Cooper	—	—	—	—	—	—	—	—	—	—	—	—
Steven Macri	—	—	—	—	—	—	—	—	—	—	—	—
Lyor Cohen (2)	—	—	—	—	—	—	—	—	—	—	—	—
Cameron Strang	1/15/11	12/21/10	—	—	—	—	—	—	—	400,000	5.19	$1,367,600
Paul Robinson	2/15/11	1/27/11	—	—	—	—	—	—	—	300,000	5.88	$1,156,620
Michael Fleisher	—	—	—	—	—	—	—	—	—	—	—	—

(1)	Grant date fair value assumptions are disclosed in Note 15, Stock-Based Compensation Plans, to our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended September 30, 2011. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below for a description of the terms of the above equity grants.
(2)	The Company made amendments to the restricted stock grants originally made to Messrs. Bronfman and Cohen in fiscal year 2008, resulting in incremental compensation expense being recognized by the Company in fiscal year 2011. The restricted stock grants had an original grant date of March 15, 2008. They were modified as of January 18, 2011. The incremental change in the grant date fair value as a result of the modifications was $4,059,057 and $5,779,785, respectively, for Mr. Bronfman and Mr. Cohen. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” below for a description of the equity grants.

Summary of NEO Employment Agreements and Certain Equity Arrangements

This section describes employment arrangements in effect for our NEOs during fiscal year 2011. In addition, the terms with respect to grants of restricted common stock and stock options granted or modified during fiscal year 2011 are described below for each of our NEOs. These descriptions all relate to grants outstanding before the Merger. Upon consummation of the Merger, all stock options held by our employees, including our NEOs, vested and were cashed out and existing restricted stock grants were vested and paid out at a per share price of $8.25 or forfeited upon consummation of the Merger. See “Option Exercises and Stock Vested in Fiscal Year 2011” below for a summary of the cash proceed received during fiscal year 2011 at the completion of the Merger (and in connection with other option exercises and vesting of restricted stock). Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause” ” and “Resignation for “Good Reason” or without “Good Reason” ” below.

Employment Arrangements with Stephen Cooper

As noted above, Access has a consulting agreement in respect of Mr. Cooper pursuant to which he receives $150,000 a month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment agreement or arrangement with Mr. Cooper.

Employment Agreement with Edgar Bronfman, Jr.

On March 14, 2008, the employment agreement with Edgar Bronfman, Jr., who was as the time the Chairman of the Board and CEO of the Company, was amended and restated effective March 15, 2008. The amended and restated employment agreement, among other things, included the following:

(1)	the term of Mr. Bronfman’s employment agreement was extended until March 15, 2013 and would be automatically extended for successive one-year terms unless either party gives written notice of non-renewal no less than 90 days prior to the annual March 15 expiration date (commencing with March 15, 2013), in which case the agreement would end on the March 15 immediately following the receipt of the notice;

(2)	an annual base salary of at least $1,000,000, subject to discretionary increases from time to time by the Board of Directors or Compensation Committee, which was unchanged from his prior agreement;

(3)	a target bonus of 300% of base salary, with a minimum of 0% and a maximum of 600% of base salary, which was also unchanged from his prior agreement; and

(4)	revisions intended to comply with the requirements of Section 409A of the Internal Revenue Code.

The employment agreement, as amended and restated, also contained standard covenants relating to confidentiality and assignment of intellectual property rights and one year post-employment non-solicitation and non-competition covenants consistent with the prior agreement.

On July 20, 2011, following completion of the Merger, Mr. Bronfman ceased to be Chairman of the Board and Mr. Cooper was appointed Chairman of the Board. Mr. Bronfman remained the Company’s CEO. On August 18, 2011, Mr. Bronfman was appointed Chairman of the Board and resigned as CEO of the Company and his employment agreement terminated. Subsequently, the Compensation Committee ratified and approved an annual retainer of $1,000,000 for Mr. Bronfman for serving as Chairman of the Board. Mr. Bronfman has informed the Board of Directors that due to other commitments he intends to step down as Chairman, effective January 31, 2012. Subsequent to January 31, 2012, Mr. Bronfman will remain a director of the Company. Following his resignation as Chairman of the Board, Mr. Bronfman will not receive any compensation for service on the Board of Directors or Board committees.

Modification During Fiscal Year 2011 of Certain Fiscal Year 2008 Equity Grants

Mr. Bronfman received a grant of 2,750,000 performance-based restricted shares of the Company’s common stock pursuant to a restricted stock award agreement in fiscal year 2008. The shares of restricted stock generally vested based on a double trigger that included achievement of both service and performance criteria (each, subject to continued employment through the applicable vesting dates). The time vesting criteria for the restricted shares were the same as for the stock options—20% a year over five years. The original performance vesting criteria for the restricted shares were as follows:

•	650,000 shares, upon the Company achieving an average closing stock price of at least $10.00 per share over 60 consecutive trading days;

•	650,000 shares, upon the Company achieving an average closing stock price of at least $13.00 per share over 60 consecutive trading days;

•	650,000 shares, upon the Company achieving an average closing stock price of at least $17.00 per share over 60 consecutive trading days; and

•	800,000 shares, upon the Company achieving an average closing stock price of at least $20.00 per share over 60 consecutive trading days.

The stock option agreement and restricted stock award agreement each provided for up to 12 months’ additional vesting in the case of a termination of employment due to “disability,” as defined in the agreements, or death. Additionally, in the event of an involuntary termination of employment without “cause” or a voluntary termination for “good reason,” each as defined in the agreements (or, under certain limited circumstances as further described in the stock option agreement and restricted stock award agreement, any termination of employment other than for “cause”), that occurred on or after, or in anticipation of, a “change in control” of the Company as defined in the Plan, the stock option agreement provided for the options to become fully vested and exercisable and the restricted stock award agreement provided for the time vesting condition attributable to the restricted shares to be deemed fully satisfied. Additionally, if the “fair market value” of the Company’s common stock as defined in the Plan as of the date of any “change in control” (or, if greater, the per share consideration paid in connection with such “change in control”) exceeded the per share dollar threshold amount of any of the performance conditions described above for the restricted shares (without regard to the number of consecutive trading days for which the average closing price was achieved), then such performance condition would be deemed to have been achieved as of the date of such “change in control,” to the extent not previously achieved.

The Company determined in fiscal year 2011 to modify the performance vesting criteria applicable to the restricted stock awards granted in fiscal year 2008 to Mr. Bronfman. In connection with that determination, the Compensation Committee considered, among other things, that the Company’s current stock price was significantly below the original performance vesting stock price hurdles applicable to Mr. Bronfman’s fiscal year 2008 restricted stock award. Therefore, in order to better motivate, retain and reward Mr. Bronfman, the Compensation Committee, in accordance with the terms of the Plan, approved, in January 2011, among the other changes discussed below, modifications to his fiscal year 2008 restricted stock award revising the performance vesting criteria to lower the per-share price hurdles and to adjust the percentage of shares subject to each price hurdle.

With respect to the 2,750,000 shares of restricted stock granted to Mr. Bronfman in fiscal year 2008, all the shares continued to generally vest based on a double trigger that included achievement of both service and performance criteria (each, subject to continued employment through the applicable vesting dates).

After the modifications adopted by the Compensation Committee, the performance vesting criteria for Mr. Bronfman’s 2,750,000 shares of restricted stock were revised as follows:

•	825,000 shares, vesting upon the Company achieving an average closing stock price of at least $7.00 per share over 60 consecutive trading days;

•	825,000 shares, vesting upon the Company achieving an average closing stock price of at least $8.00 per share over 60 consecutive trading days;

•	550,000 shares, vesting upon the Company achieving an average closing stock price of at least $9.00 per share over 60 consecutive trading days; and

•	550,000 shares, vesting upon the Company achieving an average closing stock price of at least $10.00 per share over 60 consecutive trading days.

Mr. Bronfman’s restricted stock award agreement was also modified to clarify that the performance criteria would be equitably adjusted by the Compensation Committee in the event of any future stock or extraordinary cash dividend or other recapitalization transaction with respect to the Company’s common stock. In the case of an extraordinary cash dividend, the price hurdles described above would be adjusted to reflect a reduction equal to the per share amount of any such extraordinary dividend.

The time vesting criteria remained the same as applicable since the original grant date—20% a year for five years. At the time of completion of the Merger, the time vesting criteria for all of the restricted shares and options were achieved and the performance criteria for 60% of the restricted shares were achieved based on the consideration in the Merger. Mr. Bronfman agreed to forfeit certain of the restricted shares that would have vested in fiscal year 2011 as described below under “Modification of Restricted Stock Award Agreement.” As a result, during fiscal year 2011, in connection with the consummation of the Merger, 1,407,412 shares of restricted stock vested and were paid out at a per share price of $8.25 and 1,342,588 shares were forfeited.

Modification of Restricted Stock Award Agreement

On July 19, 2011, the Company entered into an agreement with Mr. Bronfman (the “Modification Agreement”) under which Mr. Bronfman agreed to forfeit, effective prior to the closing of the Merger, a portion of his restricted shares that would otherwise have vested as of the closing to the extent necessary to reduce the total payments he would have otherwise been entitled to receive in connection with or contingent upon the Merger so as to avoid the application of the nondeduction rule of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and the excise tax imposed under Section 4999 of the Code, to the Company and Mr. Bronfman, respectively. Restricted shares with a value of approximately $2 million were forfeited as a result of the agreement. In connection with the consummation of the Merger, Mr. Bronfman forfeited 242,588 shares of restricted stock from his 2008 equity grant pursuant to the Modification Agreement.

French Legal Proceedings

In June 2010, Mr. Bronfman was part of a trial in the Trial Court in Paris involving six other individuals, including the former CEO, CFO, and COO of Vivendi Universal. The other individuals faced various criminal charges and civil claims relating to Vivendi, including Vivendi’s financial disclosures, the appropriateness of executive compensation, and trading in Vivendi stock. Mr. Bronfman was formerly the Vice Chairman of Vivendi and faced a charge and claims relating to certain trading in Vivendi stock in January 2002. At the trial, the public prosecutor and the lead civil claimant both took the position that Mr. Bronfman should be acquitted. On January 21, 2011, the court found Mr. Bronfman guilty of the charge relating to his trading in Vivendi stock, found him not liable to the civil claimants, and imposed a fine of 5 million euros and a suspended sentence of 15 months. Mr. Bronfman has appealed the judgment and believes that his trading in Vivendi stock was proper. The civil claimants have filed an appeal as to their civil claims. Under French law, the penalty is suspended pending the final outcome of the case.

Employment Agreement with Steven Macri

During fiscal year 2011, Mr. Macri was employed pursuant to an employment agreement dated as of July 21, 2008. The employment agreement, among other things, included the following:

(1)	the term of Mr. Macri’s employment agreement was to end on December 31, 2012; and

(2)	a base salary of $600,000 and a target bonus of $600,000.

The employment agreement also provided that in the event we were to terminate Mr. Macri’s employment for any reason other than for “cause” or if Mr. Macri were to terminate his employment for “good reason,” each as defined in the agreement, Mr. Macri would be entitled to severance benefits equal to $1,200,000 plus a pro-rated target bonus and continued participation in the Company’s group health and life insurance plans for up to one year after termination.

The employment agreement also contained standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Separation Agreement

On November 10, 2011, the Company and Mr. Macri entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provides that Mr. Macri’s employment with the Company will end on December 31, 2011 and that he shall remain in his position up to December 31, 2011 or such earlier date as the Company may designate. The Separation Agreement also provides Mr. Macri with severance payments in the form of salary continuation and benefits generally consistent with those he would have been entitled to for a termination without cause as defined in his employment agreement dated July 21, 2008, as amended. Subject to a release of claims against the Company and its affiliates and his adherence to certain confidentiality and non-solicitation covenants, Mr. Macri shall be entitled to a cash severance payment equal to the sum of (i) $1,200,000 and (ii) a prorated portion of his $600,000 target bonus with respect to the portion of the 2012 fiscal year for which he is employed by the Company. Such payments will be made by the Company in accordance with its regular payroll practices by means of equal periodic payments at such times as the Company makes payroll payments to employees generally during the one-year period immediately following the date on which Mr. Macri’s employment terminates (less required withholding). The Separation Agreement also provides that Mr. Macri will receive a bonus of $600,000 with respect to the 2011 fiscal year.

Additionally, under the terms of the Separation Agreement, Mr. Macri shall be eligible to receive (i) continued participation in the Company’s group health plans until the earlier of the last day he is entitled to receive salary continuation severance payments as described above or the date he becomes eligible for another medical insurance plan (the value of continued benefit participation is estimated to be approximately $50,000 a year), (ii) continued participation in the Company’s basic life insurance plan through the last day he is entitled to receive salary continuation payments as described above as if he were a full-time employee of the Company and (iii) payment for any accrued and unused vacation time through the date his employment with the Company terminates.

Mr. Roberts will be appointed CFO effective December 9, 2011. Mr. Macri will remain as a consultant to the Company through December 31, 2011 and shall continue to be paid at his current salary through such date.

Employment Agreement with Lyor Cohen

On March 14, 2008, the employment agreement with Lyor Cohen was amended and restated effective March 15, 2008. The amended and restated employment agreement, among other things, includes the following:

(1)	the term of Mr. Cohen’s employment agreement was extended until March 15, 2013 and will be automatically extended for successive one-year terms unless either party gives written notice of non-renewal no less than 90 days prior to the annual March 15 expiration date (commencing with March 15, 2013), in which case the agreement shall end on the March 15 immediately following the receipt of such notice;

(2)	an annual base salary of $3.0 million, subject to discretionary increases from time to time by the Board of Directors or Compensation Committee;

(3)	a target bonus of $2.5 million, with a minimum of $1.5 million and a maximum of $5.0 million; and

(4)	revisions intended to comply with the requirements of Section 409A of the Internal Revenue Code.

In the event we terminate Mr. Cohen’s employment for any reason other than for “cause” or if Mr. Cohen terminates his employment for “good reason,” each as defined in the agreement, Mr. Cohen will be entitled to severance benefits equal to: (1) two years of his then-current base salary and one year of his target bonus, (2) a pro-rated annual bonus and (3) continued participation in the Company’s group health and life insurance plans for up to one year after termination; provided, however, that if the termination event giving rise to payment of the severance benefits is a termination by Mr. Cohen for “good reason” solely due to an adverse change to the executive’s reporting lines such that the executive no longer reports to the Company’s CEO, then the payments set forth in (1) above will be limited to $4.0 million. Mr. Cohen may terminate his employment with or without “good reason.”

The employment agreement, as amended and restated, also contains standard covenants relating to confidentiality and assignment of intellectual property rights and six-month post-employment non-solicitation covenants.

Modification During Fiscal Year 2011 of Certain Fiscal 2008 Equity Grants

Mr. Cohen received a grant of 1,750,000 performance-based restricted shares of the Company’s common stock pursuant to a restricted stock award agreement in fiscal year 2008. The shares of restricted stock generally vested based on a double trigger that included achievement of both service and performance criteria (each, subject to continued employment through the applicable vesting dates). The time vesting criteria for the restricted shares were the same as for the stock options—20% a year over five years. The original performance vesting criteria for the restricted shares were as follows:

•	413,666 shares, upon the Company achieving an average closing stock price of at least $10.00 per share over 60 consecutive trading days;

•	413,667 shares, upon the Company achieving an average closing stock price of at least $13.00 per share over 60 consecutive trading days;

•	413,667 shares, upon the Company achieving an average closing stock price of at least $17.00 per share over 60 consecutive trading days; and

•	509,000 shares, upon the Company achieving an average closing stock price of at least $20.00 per share over 60 consecutive trading days.

The stock option agreement and restricted stock award agreement each provided for up to 12 months’ additional vesting in the case of a termination of employment due to “disability,” as defined in the agreements, or death. Additionally, in the event of an involuntary termination of employment without “cause” or a voluntary termination for “good reason,” each as defined in the agreements, that occurred on or after, or in anticipation of, a “change in control” of the Company as defined in the Plan, the stock option agreement provided for the options to become fully vested and exercisable and the restricted stock award agreement provided for the time vesting condition attributable to the restricted shares to be deemed fully satisfied. Additionally, if the “fair market value” of the common stock as defined in the Plan as of the date of any “change in control” (or, if greater, the per share consideration paid in connection with such “change in control”) exceeded the per share dollar threshold amount of any of the performance conditions described above for the restricted shares (without regard to the number of consecutive trading days for which the average closing price was achieved), then such performance condition was deemed to have been achieved as of the date of such “change in control,” to the extent not previously achieved.

The Company determined in fiscal year 2011 to modify the performance vesting criteria applicable to the restricted stock awards granted in fiscal year 2008 to Mr. Cohen. In connection with that determination, the Compensation Committee considered, among other things, that the Company’s current stock price was significantly below the original performance vesting stock price hurdles applicable to Mr. Cohen’s fiscal year 2008 restricted stock award. Therefore, in order to better motivate, retain and reward Mr. Cohen, the Compensation Committee, in accordance with the terms of the Plan, approved, in January 2011, among the other changes discussed below, modifications to his fiscal year 2008 restricted stock award revising the performance vesting criteria to lower the per-share price hurdles and to adjust the percentage of shares subject to each price hurdle. In addition, the Compensation Committee determined to remove the performance vesting criteria for a portion of Mr. Cohen’s 2008 restricted stock awards.

Prior to the modifications adopted by the Compensation Committee, the performance vesting criteria applied to all 1,750,000 shares of restricted stock granted to Mr. Cohen in fiscal year 2008. After the modifications adopted by the Compensation Committee, the performance vesting criteria applied only to 250,000 of Mr. Cohen’s 1,750,000 shares of restricted stock and such performance criteria were revised as follows:

•	125,000 shares, vesting upon the Company achieving an average closing stock price of at least $7.00 per share over 60 consecutive trading days; and

•	125,000 shares, vesting upon the Company achieving an average closing stock price of at least $8.00 per share over 60 consecutive trading days.

Mr. Cohen’s restricted stock award agreement was also modified to clarify that the performance criteria would be equitably adjusted by the Compensation Committee in the event of any future stock or extraordinary cash dividend or other recapitalization transaction with respect to the Company’s common stock. In the case of an extraordinary cash dividend, the price hurdles described above would be adjusted to reflect a reduction equal to the per share amount of any such extraordinary dividend.

In connection with the consummation of the Merger, 1,000,000 of Mr. Cohen’s shares of restricted stock that had not already vested during fiscal year 2011 vested and all 1,750,000 shares were paid out at a per share price of $8.25 per share. The remaining 750,000 shares previously vested in connection with the amendment of Mr. Cohen’s 2008 restricted stock agreement.

Employment Agreement with Cameron Strang

Mr. Strang entered into an employment agreement dated as of December 29, 2010. The employment agreement, among other things, includes the following:

(1)	the term of Mr. Strang’s employment agreement ends December 31, 2014;

(2)	an annual base salary of $850,000; and

(3)	a target bonus with respect to the 2011 fiscal year of $637,500 (which reflects a target of $850,000 prorated by the portion of 2011 fiscal year during which Mr. Strang was employed by Company) and with respect to each fiscal year thereafter a target bonus of $850,000.

The employment agreement also provided for the grant of 400,000 options to Mr. Strang as described below under “Fiscal Year 2011 Equity Grants.” Mr. Strang was named the CEO of Warner/Chappell effective January 1, 2011 and additionally became the Chairman of Warner/Chappell on July 1, 2011.

In the event we terminate his employment for any reason other than for “cause” or if Mr. Strang terminates his employment for “good reason,” each as defined in the agreement, Mr. Strang will be entitled to severance benefits equal to $1,700,000 plus continued participation in the Company’s group health and life insurance plans for up to one year after termination. The Company will also consider granting a pro-rated target bonus with respect to the partial fiscal year in which his employment is terminated.

The employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Fiscal Year 2011 Equity Grant

Pursuant to the terms of Mr. Strang’s employment agreement, he received an award of 400,000 stock options of the Company. The option grant was made under the Plan. Pursuant to the Company’s policy, the options were granted on January 15, 2011, the first 15th of the month following approval of the grant by the Compensation Committee and execution of the employment agreement, and the exercise price of the options was $5.19 per share, which was the closing price on January 15, 2011. The options generally vested 25% a year over four years (subject to continued employment) and had a term of 10 years.

All of Mr. Strang’s options were cashed out in connection with the Merger.

Employment Agreement with Paul M. Robinson

Mr. Robinson entered into a new employment agreement dated as of February 11, 2011. The term of the new employment agreement began on October 1, 2011. The employment agreement, among other things, includes the following:

(1)	the term of Mr. Robinson’s new employment agreement ends on September 30, 2015; and

(2)	Mr. Robinson’s base salary is $625,000 from October 1, 2011 to September 30, 2013 and $650,000 from October 1, 2013 to September 30, 2015 and his target bonus beginning October 1, 2011 is $550,000.

Under the terms of his old employment agreement, Mr. Robinson’s base salary was $600,000 and his target bonus was $500,000 for fiscal year 2011. The new employment agreement also provided for the grant of 300,000 options to Mr. Robinson as described below under “Fiscal Year 2011 Equity Grant.”

In the event we terminate his employment for any reason other than for “cause” or if Mr. Robinson terminates his employment for “good reason,” each as defined in the agreement, Mr. Robinson will be entitled to severance benefits equal to $1,050,000 plus a discretionary pro-rated target bonus (which shall not be less than $440,000 pro-rated for the number of days during which services were rendered in such fiscal year) and continued participation in the Company’s group health and life insurance plans for up to one year after termination.

The employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Fiscal Year 2011 Equity Grant

Pursuant to the terms of Mr. Robinson’s new employment agreement, he received an award of 300,000 stock options of the Company. The option grant was made under the Plan. Pursuant to the Company’s policy, the options were granted on February 15, 2011, the first 15th of the month following approval of the grant by the Compensation Committee and execution of the employment agreement, and the exercise price of the options was $5.88 per share, which was the closing price on February 15, 2011. The options generally vested 25% a year over four years (subject to continued employment) and had a term of 10 years.

All of Mr. Robinson’s options were cashed out in connection with the Merger.

Employment Agreement with Michael D. Fleisher

During fiscal year 2011, Mr. Fleisher was employed pursuant to an employment agreement effective as of September 16, 2008. The employment agreement, among other things, included the following:

(1)	a term of employment through December 31, 2013;

(2)	an annual base salary of $825,000; and

(3)	commencing in the Company’s 2009 fiscal year, a target bonus of $1,100,000 consisting of (a) an annual “corporate bonus” to be determined in the discretion of the Company, with a target of $800,000 (which would be determined based on the performance of the Company and Mr. Fleisher) and (b) an annual “projects bonus” to be determined in the discretion of the Company, with a target of $300,000 (which would be determined based on Mr. Fleisher’s performance with respect to any special projects and/or transformational initiatives that had been assigned to him by the CEO).

Under that employment agreement, in the event we terminated Mr. Fleisher’s employment for any reason other than for “cause” or if Mr. Fleisher terminated his employment for “good reason,” each as defined in the agreement, Mr. Fleisher would have been entitled to severance benefits equal to $1,925,000 plus a pro rata portion of Mr. Fleisher’s target bonus of $1,100,000 with respect to the year of termination and continued participation in the Company’s group health and life insurance plans for up to one year after termination. Mr. Fleisher was able to terminate his employment agreement with or without “good reason,” and in the case of termination due to death or “disability,” as defined in the agreement, Mr. Fleisher would have been entitled to severance benefits equal to his annual base salary of $825,000 for an additional twelve-month period, a pro rata portion of his target bonus of $1,100,000 with respect to the year of termination and those death or disability benefits to which Mr. Fleisher would have been entitled to under any benefit plans, policies or arrangements of the Company.

The employment agreement also contained standard covenants relating to confidentiality, assignment of intellectual property rights and six-month post-employment non-solicitation covenants consistent with his prior agreement.

Mr. Fleisher’s employment agreement was amended on May 9, 2011, in several respects as follows:

First, upon Mr. Fleisher’s resignation for any reason or earlier termination of employment by the Company without “cause” (as defined in the employment agreement), he would receive the same severance benefit set forth in his employment agreement otherwise payable upon a termination of his employment by the Company without “cause” or by him for “good reason” (as such terms are defined in the employment agreement), except that the portion of the severance consisting of his prorated “Corporate Bonus” would be computed by multiplying his current target bonus of $1.1 million by the proportionate length of his employment during the current fiscal year.

Second, Mr. Fleisher’s resignation for any reason or earlier termination by the Company without “cause” would be deemed to have the same treatment as a termination of employment for “good reason” in anticipation of a “change in control” (within the meaning of the Plan) for purposes of his outstanding equity awards; and, notwithstanding any provision of the Stock Option Agreement between Mr. Fleisher and the Company dated as of November 15, 2008 to the contrary, as of his resignation (or earlier termination of employment by the Company without cause) his then outstanding options would be the “Vested Option” (as defined in such agreement) and would remain exercisable until the earlier of (i) the last day of the “Option Period” (as defined in such agreement) and (ii) the first anniversary of his resignation or earlier termination of his employment by the Company without “cause,” subject to earlier termination upon the occurrence of a transaction or event pursuant to which options for Company employees were generally being cancelled. In addition, the portion of his then outstanding restricted stock award subject to performance-based vesting would be forfeited and cancelled as of the effective date of such resignation or earlier termination by the Company without cause.

Third, Mr. Fleisher was awarded a Success Bonus of $1.8 million to be paid on or before May 16, 2011. In addition, if the transaction contemplated by the Merger Agreement was modified and consummated (or an alternative transaction was consummated) in a way that valued the common stock of the Company at or above $10.00 per share, he would be paid an additional Success Bonus of $200,000; or if in a way that valued such common stock at or above $9.00 per share but less than $10.00 per share, he would be paid $100,000; provided, that any such payment would be made only if the relevant transaction was consummated on or before May 6, 2012, and any payment due would be made promptly following consummation of the relevant transaction.

The amendment prohibits Mr. Fleisher from engaging in competitive employment activities for a period of two years following his cessation of employment.

If any amounts otherwise payable to Mr. Fleisher were expected to become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the so-called “golden parachute” penalty tax), payments would be cut back to a level expected to avoid imposition of that tax on him, but only if the cutback would result in his retaining on an after-tax basis a greater amount than if the cutback had not been so imposed.

Mr. Fleisher resigned all employment and directorships with the Company and its affiliates effective as of May 31, 2011. In connection with his resignation, all of his options vested and were subsequently exercised by Mr. Fleisher in fiscal year 2011. All of his shares of restricted stock that were unvested at the time of his resignation were forfeited.

Outstanding Equity Awards at 2011 Fiscal Year-End

Upon consummation of the Merger, all stock options held by our employees, including our NEOs, vested and were cashed out and existing restricted stock grants were vested and paid out at a per share price of $8.25 or forfeited upon consummation of the Merger. As a result, there were no outstanding awards made to our Named Executive Officers as of our most recent fiscal year-end, September 30, 2011.

Option Exercises and Stock Vested in Fiscal Year 2011

The following table provides information regarding the amounts received by our Named Executive Officers upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year ended September 30, 2011.

	Option Awards (1)		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Edgar Bronfman, Jr.	2,750,000	$8,140,000	1,407,412	$11,611,149
Stephen Cooper	—	—	—	—
Steven Macri	186,101	$141,953	—	—
Lyor Cohen	1,500,000	$4,440,000	1,750,000	$14,437,500
Cameron Strang	400,000	$1,224,000	—	—
Paul M. Robinson	328,467	$769,357	—	—
Michael D. Fleisher (2)	472,500	$2,503,198	—	—

(1)	Immediately prior to the effective time of the Merger, each stock option issued under the Company’s equity compensation plans or programs, whether or not then exercisable or vested, was cancelled and converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of $8.25 over the per share exercise price of the applicable stock option and (ii) the aggregate number of shares of common stock that may be acquired upon exercise of such stock option immediately prior to the effective time of the Merger. Further, each restricted share of common stock granted under the Company’s equity compensation plans or programs became either vested (to the extent not already vested) or forfeited as of the effective time of the Merger, determined based on the per share price of $8.25 in the Merger and after giving effect to the Board’s authorization to accelerate vesting of the service conditions applicable to restricted stock outstanding immediately prior to the consummation of the Merger, and each vested restricted share of common stock was converted into the right to receive an amount in cash equal to $8.25. In addition, as a result of the amendments to his 2008 restricted stock agreement described above, 750,000 shares from Mr. Cohen’s 2008 restricted stock grant vested during fiscal year 2011 prior to completion of the Merger and were also converted into the right to receive an amount in cash equal to $8.25 per share. Amounts in the table for Messrs. Bronfman, Macri, Cohen, Strang and Robinson, reflect the aggregate proceeds received by the NEOs when their options were cashed out and they were paid for restricted shares that vested during fiscal year 2011 upon completion of the Merger.
(2)	Exercised 337,568 options on June 2, 2011 with an exercise price of $2.77 per share and sold the underlying shares at a weighted average sale price of $8.1906 per share, exercised 112,432 options on June 3, 2011 with an exercise price of $2.77 per share and sold the underlying shares at a weighted average sale price of $8.1807 per share and exercised 22,500 options on June 3, 2011 with an exercise price of $5.29 per share and sold the underlying shares at a weighted average sale price of $8.1807 per share.

Potential Payments upon Termination or Change-In-Control

We have entered into employment agreements that, by their terms, will require us to provide compensation and other benefits to our NEOs if their employment terminates or they resign under specified circumstances or upon a change in control. Following the consummation of the Merger, our NEOs have no outstanding equity agreements with the Company.

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2011 and the NEO does not become employed by a new employer or return to work for the Company. The discussion that follows only specifically addresses Messrs. Macri, Cohen, Strang and Robinson. Mr. Bronfman and Mr. Fleisher were no longer employees of the Company at September 30, 2011 and, thus, not entitled to any potential payments upon termination or change in control as of September 30, 2011. In addition, as the Company does not have any employment agreement with Mr. Cooper, he would, likewise, not be entitled to any potential payments upon termination or change in control as of September 30, 2011. In the tables presented below, estimated benefits for these individuals are noted as zero. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” above for a description of their respective agreements.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Macri, Cohen, Strang and Robinson in this instance pursuant to their employment agreements. As noted, Mr. Bronfman and Mr. Fleisher are no longer employees of the Company and, therefore, are not eligible for any benefits in these circumstances. Mr. Cooper does not have an employment agreement directly with the Company and, therefore, he is also not entitled to any benefits from the Company in these circumstances.

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” each of our NEOs, with the exception of Mr. Cohen, is entitled to contractual severance benefits payable on termination plus, in some cases, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. Mr. Cohen would be entitled to severance benefits equal to two years of his then-current base salary except if he terminates for “good reason” due to a change in reporting lines as described further following the table below, one year of his target bonus and a pro-rated annual bonus for the year of his termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. None of the NEOs is entitled to any additional severance or benefits upon a termination in connection with a change in control. In the table that follows, the amounts included for Target Bonus assume that where such bonus is discretionary no, or the lowest possible, bonus is awarded.

	Salary (other than accrued amounts)		Target Bonus		Equity Awards	Benefits (3)	Total
Edgar Bronfman, Jr.	—		—		—	—	—
Stephen Cooper	—		—		—	—	—
Steven Macri	$1,200,000	(1)	$600,000	(1)	—	$50,000	$1,850,000
Lyor Cohen	$6,000,000		$5,000,000	(2)	—	$50,000	$11,050,000
Cameron Strang	$1,700,000		—		—	$50,000	$1,750,000
Paul M. Robinson	$1,050,000		$440,000		—	$50,000	$1,540,000
Michael D. Fleisher	—		—		—	—	—

(1)	Amount under severance represents the lump sum severance payable on termination. Amount under target bonus represents a full year of pro-rated target bonus for the year of termination (assuming a full year of employment in the year of termination).
(2)	Represents two times the NEO’s target bonus, representing the target bonus and a full year of pro-rated target bonus for the year of termination (assuming a full year of employment in the year of termination).
(3)	Health and welfare benefits and life insurance premiums will be continued at current rates. Amount to continue such benefits as part of our ongoing benefit plans are estimated to be approximately $50,000 for each NEO for the twelve-month period they are eligible to continue to receive coverage.

If Mr. Cohen resigns for “good reason” solely due to an adverse change to his reporting lines such that he no longer reports to the CEO, then his severance amount would be limited to $4.0 million plus a pro-rated target bonus for the year of termination and the amount in the Benefits column (a total of $6,550,000, assuming a full year of employment in the year of termination) rather than the amount shown in the table.

Estimated Benefits in connection with a Change in Control

None of our NEOs would be entitled to any additional payments or benefits upon a change in control.

Estimated Benefits upon Death or Disability

Death. The employment agreement with Mr. Cohen, provides that the Company will pay to the executive’s estate an amount equal to one year of the executive’s then-current base salary and a pro-rated annual bonus within 10 days of any termination as a result of death. For the other NEOs, other than accrued benefits, no other benefits are provided in connection with an NEO’s death. All of our NEOs would also receive insurance payouts equal to 1.5x their base salary up to a benefit maximum of $1.5 million.

Disability. The employment agreement with Mr. Cohen, provides that the Company will pay to the executive an amount equal to one year of his then-current base salary and a pro-rated annual bonus within 10 days of any termination as the result of disability. For the other NEOs, other than accrued benefits and short-term disability amounts, no benefits are provided in connection with an NEO’s disability. In the event an NEO becomes disabled during the term of employment, the NEO may participate in our health plans until age 65.

	Salary (other than accrued amounts)	Bonus		Equity Awards	Total
Edgar Bronfman, Jr.	—	—		—	—
Stephen Cooper	—	—		—	—
Steven Macri	—	—		—	—
Lyor Cohen	$3,000,000	$2,500,000	(1)	—	$5,500,000
Cameron Strang	—	—		—	—
Paul M. Robinson	—	—		—	—
Michael D. Fleisher	—	—		—	—

(1)	Represents a full year of the NEO’s pro-rated target bonus for the year of termination.

Relevant Provisions of Employment Agreements

Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.

Termination for “Cause”

Under the terms of their employment agreements, we generally would have “cause” to terminate the employment of each of our NEOs in any of the following circumstances: (1) substantial and continual refusal to perform his duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company, (3) conviction of a felony or entered a plea of nolo contendere to a felony charge and (4) with respect to Mr. Cohen, a determination by the Board that the executive’s representations that there were no contracts prohibiting the executive from entering into his employment agreement with the Company were untrue when made.

We are required to notify our NEOs after any event that constitutes “cause” before terminating their employment, and in general they have no less than 20 days after receiving notice to cure the event.

Resignation for “Good Reason” or without “Good Reason”

Our employment agreements for our NEOs provide that the executive generally would have “good reason” to terminate employment in any of the following circumstances: (1) if we assign duties inconsistent with the executive’s current positions, duties or responsibilities or if we change the parties to whom the executive reports, (2) if we remove the executive from, or fail to re-elect the executive to, the executive’s position, (3) if we reduce the executive’s salary, target bonus or other compensation levels, (4) if we require the executive to be based anywhere other than the Los Angeles or New York metropolitan area, as applicable, (5) if we breach certain of our obligations under the employment agreement, (6) if the Company fails to cause any successor to expressly assume the executive’s employment agreements, (7) any change in reporting line such that they no longer report to the CEO or the senior-most executive of the Company or (8) with respect to Mr. Cohen, if any recorded music operations in the Americas or the U.K. of the Company or any of our respective directly or indirectly owned subsidiaries shall not be included within the Company’s recorded music operations for which he is responsible or if there is any appointment of any Co-Chief Executive Officer of recorded music operations for which he is responsible (but the appointment of a President or Chief Operating Officer of the Company shall not constitute “good reason” so long as Mr. Cohen continues to report to the CEO).

Our NEOs generally are required to notify us within 60 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event.

Restrictive Covenants

Our executive employment agreements contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Cohen, Strang, Macri and Robinson to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” is conditioned on the executive’s compliance with covenants not to solicit certain of our employees. This non-solicitation covenant continues in effect during a period that will end six months or one year following the executive’s termination of employment, depending on the level of the employee. Mr. Fleisher is also subject to a two-year non-competition agreement.

The employment agreements of our NEOs also contain covenants regarding non-disclosure of confidential information and, for Mr. Cohen and Strang, recognition of the Company’s ownership of works of authorship resulting from their services (both of unlimited duration).

Compliance with Section 409A

Prior to the Merger, when we were a public company, our NEOs were generally expected to be “specified employees” for purposes of Section 409A of the Code. As a result, we were prohibited from making any payment of “deferred compensation” within the meaning of Section 409A to them within six months of termination of employment for any reason other than death, to the extent such payments are triggered based on the employee’s separation from service. Each of our employment agreements with our NEOs contain provisions as are necessary to delay the payment of any amounts subject to the six-month mandatory delay until we are permitted to make payment under Section 409A.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors, as of September 30, 2011, for services rendered to us during the last fiscal year. During fiscal year 2011, we were acquired by AI Entertainment Holdings LLC, which is an affiliate of Access. Following consummation of the Merger, all of our directors at that time, other than Mr. Bronfman, resigned from the Board of Directors and new directors were elected to the Board. The table below is separated into two sections, the first section including “former directors” who were on the Board prior to consummation of the Merger and the second section including “current directors” elected following consummation of the Merger. Mr. Lee ceased being a director on July 20, 2011 and was re-elected to the Board on August 17, 2011. Mr. Bronfman became a non-employee director on August 18, 2011, when he was appointed Chairman of the Board of the Company and resigned from his positions as Chief Executive Officer and President of the Company.

Prior to consummation of the Merger, our three former independent directors, Mr. Bonnie, Ms. Grann and Ms. Hooper, received an annual retainer of $150,000. These independent directors also received an additional retainer for serving on committees or as chairs of committees. As a result, an independent director who was the chair of the Audit Committee would receive an annual retainer of $170,000, that is an additional fee of $20,000 per committee chair, and an independent director who either served as a member of the Audit Committee or as a member of another committee would receive an annual retainer of $160,000, that is an additional fee of $10,000 per committee. Of this annual retainer, half was paid in restricted shares of our common stock and half was paid in either shares of common stock or cash, at the option of the director. Prior to consummation of the Merger, directors who were not independent directors received no separate compensation for service on the Board of Directors or Board committees. Following the consummation of the Merger, no non-employee directors receive any compensation for service on the Board of Directors or Board committees with the exception of Mr. Bronfman, who currently receives an annual retainer of $1,000,000 for serving as Chairman of the Board. Mr. Bronfman has informed the Board of Directors that due to other commitments he intends to step down as Chairman, effective January 31, 2012. Subsequent to January 31, 2012, Mr. Bronfman will remain a director of the Company. Following his resignation as Chairman of the Board, Mr. Bronfman will not receive any compensation for service on the Board of Directors or Board committees.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Former Directors:
Shelby W. Bonnie	$66,667	$80,000	—	—	—	—	$146,667
Richard Bressler	—	—	—	—	—	—	—
John P. Connaughton	—	—	—	—	—	—	—
Phyllis E. Grann	$66,667	$80,000	—	—	—	—	$146,667
Michele J. Hooper	$75,000	$90,000	—	—	—	—	$165,000
Scott L. Jaeckel	—	—	—	—	—	—	—
Seth W. Lawry	—	—	—	—	—	—	—
Thomas H. Lee	—	—	—	—	—	—	—
Ian Loring	—	—	—	—	—	—	—
Mark E. Nunnelly	—	—	—	—	—	—	—
Scott M. Sperling	—	—	—	—	—	—	—

Current Directors:
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Edgar Bronfman, Jr. (2)	$120,548	—	—	—	—	—	$120,548
Thomas H. Lee	—	—	—	—	—	—	—
Jörg Mohaupt	—	—	—	—	—	—	—
Donald A. Wagner	—	—	—	—	—	—	—

(1)	Reflects the aggregate grant date fair value of the fiscal year 2011 annual restricted stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. The assumptions used in calculating the grant date fair value are disclosed in Note 15, Stock-Based Compensation Plans, to our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended September 30, 2011. Effective at the time of the Merger, the service conditions applicable to the restricted stock was accelerated and each restricted share of common stock was vested and converted into the right to receive $8.25 in cash. At the completion of the Merger, Mr. Bonnie, Ms. Grann and Ms. Hooper received cash of $118,701, $118,701 and $133,543, respectively, in exchange for restricted shares that were unvested and became vested in connection with the Merger. As a result, none of Mr. Bonnie, Ms. Grann and Ms. Hooper held any shares of our common stock as of September 30, 2011.
(2)	Reflects the pro-rated amount of Mr. Bronfman’s annual retainer of $1,000,000 for serving as Chairman of the Board for the period from August 18, 2011 to September 31, 2011. The director retainer is also included in the salary column of the Summary Compensation Table. For Mr. Bronfman’s additional earnings as President and CEO of the Company, see the Summary Compensation Table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the other Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2011, none of the Company’s executive officers served on the board of directors, the compensation committee or any similar committee of another entity of which an executive officer served on our Board of Directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

After the completion of the Merger, we became a wholly owned subsidiary of AI Entertainment Holdings LLC (formerly Airplanes Music LLC), which is an affiliate of Access. Access, through AI Entertainment Holdings LLC, owns 100% of our common stock.

The following table provides information as of December 8, 2011 with respect to beneficial ownership of our capital stock by:

•	each shareholder of the Company who beneficially owns more than 5% of the outstanding capital stock of the Company;

•	each director of the Company;

•	each of the executive officers of the Company named in the Summary Compensation Table appearing under “Executive Compensation”; and

•	all executive officers of the Company and directors of the Company as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	1,000	100%
Stephen Cooper.	N/A	N/A	N/A
Lyor Cohen	N/A	N/A	N/A
Mark Ansorge	N/A	N/A	N/A
Steven Macri	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Cameron Strang	N/A	N/A	N/A
Will Tanous	N/A	N/A	N/A
Edgar Bronfman, Jr.	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,000	100%
Lincoln Benet	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Jörg Mohaupt	N/A	N/A	N/A
Donald A. Wagner	N/A	N/A	N/A
All executive officers of Warner and directors of Warner Music Group as a group (14 persons)	Common Stock	1,000	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 75 Rockefeller Center, New York, NY 10019, (212) 275-2000.
(2)	As of December 8, 2011, the Company and AI Entertainment Holdings LLC (formerly Airplanes Music LLC) are indirectly controlled by Len Blavatnik. Other than Mr. Blavatnik, no director or member of our senior management team beneficially owns any shares in AI Entertainment Holdings LLC (formerly Airplanes Music LLC) or the Company.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Oversight of Related Person Transactions

Policies and Procedures Dealing with the Review, Approval and Ratification of Related Person Transactions

The Company maintains written procedures for the review, approval and ratification of transactions with related persons. The procedures cover related party transactions between the Company and any of our executive officers and directors. More specifically, the procedures cover: (1) any transaction or arrangement in which the Company is a party and in which a related party has a direct or indirect personal or financial interest and (2) any transaction or arrangement using the services of a related party to provide legal, accounting, financial, consulting or other similar services to the Company.

The Company’s policy generally groups transactions with related persons into two categories: (1) transactions requiring the approval of the Audit Committee and (2) certain ordinary course transactions below established financial thresholds that are deemed pre-approved by the Audit Committee. The Audit Committee is deemed to have pre-approved any transaction or series of related transactions between us and an entity for which a related person is an executive or employee that is entered into in the ordinary course of business and where the aggregate amount of all such transactions on an annual basis is less than 2% of the annual consolidated gross revenues of the other entity. Regardless of whether a transaction is deemed pre-approved, all transactions in any amount are required to be reported to the Audit Committee.

Subsequent to the adoption of the written procedures above, the Company has followed these procedures regarding all reportable related person transactions. Following is a discussion of related person transactions.

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee equal to the greater of a base amount initially equal to $6 million or 1.5% of EBITDA, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The aggregate annual fee (such fee, the “Annual Fee”) is equal to the greater of (i) the Base Amount (as defined below) in effect from time to time or (ii) 1.5% of the EBITDA (as defined in the WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year. The “Base Amount” at any time shall be equal to the sum of (x) $6,000,000 and (y) 1.5% of the aggregate amount of Acquired EBITDA as at such time. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. Access received payments of $1.2 million during fiscal year 2011 in connection with the Management Agreement.

Purchase of Holdings Notes

Access Industries Holdings LLC, which became an affiliate of WMG Holdings Corp. as of the closing of the Merger, purchased $25 million aggregate principal amount of the WMG Holdings Corp. 13.75% Senior Notes due 2019 from Holdings in connection with the financing of the Merger. Interest on the Holdings Notes is payable in cash. Interest on the Holdings Notes is payable on April 1 and October 1 of each year, commencing on October 1, 2011.

Sublease Arrangement with Access

On September 27, 2011, Access Industries (UK) Limited, an affiliate of Access, entered into a License to Occupy on a Short Term Basis agreement with Warner Music UK Limited, one of the Company’s subsidiaries, for the license of office space in the Company’s building at 28 Kensington Church Street in London. The license fee of £7,048 per month (exclusive of VAT) is based on the per foot lease costs to the Company, which represent market terms.

Consulting Agreement in respect of Stephen Cooper

Access Industries, Inc. has a consulting agreement in respect of Stephen Cooper pursuant to which he receives $150,000 a month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement.

Relationships with Other Directors, Executive Officers and Affiliates

Administration of Copyrights

Warner/Chappell Music, the Company’s music publishing division, began administering certain copyrights of Mr. Bronfman, our Chairman of the Board, effective July 1, 2005 when the administration of such copyrights was transferred from Universal Music Publishing. The original term was five years. In fiscal year 2010, we extended the term of our administration agreement with Mr. Bronfman to June 30, 2013 and continuing thereafter from year to year unless terminated by either party by notice at least 90 days prior to any June 30 commencing with June 30, 2013. The terms of the agreement were otherwise unchanged. The administration of such copyrights is on substantially the same terms as the prior agreement with Universal and the Company believes the fees in connection with such administration are representative of, or comparable to, such fees paid in similar transactions. The amount of any fees will vary year to year based on the use of such copyrights and associated royalties. Mr. Bronfman received royalty payments of $60,519 during fiscal year 2011 in connection with our administration of such copyrights.

Green Owl Records

East West Records LLC, a subsidiary of the Company, entered into a distribution and upstream deal with Green Owl Records on October 15, 2007. Benjamin Bronfman is the majority shareholder of Green Owl Records. He is one of four shareholders. Mr. Bronfman, our Chairman of the Board, is the father of Benjamin Bronfman. The term of the original agreement was two years and the Company had an option to extend for a further year. The agreement with Green Owl Records committed the Company to overhead payments of $120,000 per year, $50,000 per year of which would fund the recording of two artist albums. None of the overhead is to be received by Benjamin Bronfman. The Company believes the other terms of such agreement with Green Owl Records (e.g., the distribution fee and terms relating to artists upstreamed at the Company’s option) are representative of, or comparable to, terms contained in similar transactions. During fiscal year 2009, the Company exercised the extension option in the original agreement to extend the term of the deal through October 14, 2010 and allocated an additional $150,000 of A&R funding to sign two specified acts. In October 2010, pursuant to the terms of the agreement, the third contract year rather than expiring October 14, 2010 was extended in order for Green Owl to fulfill release obligations (i.e., one album per artist), without further financial commitment from the Company. As of December 20, 2010, the Company extended the term for one further year, which includes $70,000 in overhead, increased digital distribution fees and a marketing fund of up to $120,000 to be utilized for unreleased product from previously signed artists. During fiscal year 2011, the Company paid Green Owl Records $147,000 pursuant to the agreement, of which $70,000 was overhead payments and the balance was for artist advances and marketing funds paid to third parties. The Company’s relationship with Green Owl will end as of December 15, 2011.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently our Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to the achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company has recorded a $6 million liability as of September 30, 2011 (Successor) based on the potential earn-out payments. The Company is also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $800,000.

Relationships with Former Investor Group

Prior to completion of the Merger, the Company was controlled by an investor group that included, among others, Thomas H. Lee Partners L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain”) and Providence Equity Partners, Inc. and its affiliates (“Providence”). Following are relationships involving the former investor group. Following completion of the Merger, these are no longer related party transactions.

TDC

On March 31, 2008, Warner Music Denmark A/S, a subsidiary of the Company, entered into a two-year subscription licensing agreement with TDC A/S for content resale through TDC’s online and mobile services in Denmark, including a bundled tethered download service known as “UMAP.” TDC is a leading provider of telecommunications services in Denmark. The original term of the agreement was from April 1, 2008 (being the launch date for the UMAP service) to March 31, 2010. The agreement provided for the Company to receive a pro rata share of fees in each year of the agreement based on the consumption of the Company’s content, subject to an annual guaranteed minimum payment to the Company, half of which was payable on launch of such service. Additional fees are payable in respect of TDC’s portable service and standard subscription download service. In fiscal year 2010, the Company renewed the subscription licensing agreement with TDC, permitting TDC to continue offering the Company’s content as part of TDC’s “Play” branded music service in Denmark, on similar terms to the original agreement, which the Company believes are representative of, or comparable to, terms in similar transactions. Providence indirectly owns greater than 5% of TDC and is represented on the Board of Directors of TDC’s parent company. The Company received approximately $1.9 million of fees from TDC in fiscal year 2011 related to this license.

Thumbplay

In 2008, Warner Music Inc., a subsidiary of the Company, entered into an off-deck (“off-deck” refers primarily to services delivered online, which are independent of a carrier’s own product and service offerings) ringtone aggregator agreement with Thumbplay, Inc. The term of the agreement was through November 30, 2009. The Company receives fees for the sales of ringtones and referral fees that the Company believes are representative of, or comparable to, terms contained in similar transactions. In 2009, the Company extended the existing ringtone agreement for 6 months (with monthly rollover terms thereafter, terminable by either party on 30 days’ notice) and provided for the payment of certain minimum guarantees to WMG during the extended term and also entered into a mobile audio streaming subscription services and full-track (mp3) download agreements with Thumbplay. The mobile streaming agreement had an initial term ending on December 31, 2010, with automatic rolling one-month renewal terms thereafter, and the download agreement had a one-year initial term with automatic rolling one-month renewal terms (both unless terminated on 30 days’ notice prior to end of then-applicable term). The Company believes these agreements were on fair market terms. On December 27, 2010, Thumbplay terminated both the ringtone aggregator and the full-track (mp3) download agreements, effective February 1, 2011. Thumbplay’s subscription service was sold to Clear Channel in 2011 and the service shut down effective August 1, 2011. Bain owned approximately 10% of Thumbplay. The Company earned approximately $1 million of fees from Thumbplay in fiscal year 2011 related to these agreements.

Other Related Person Transactions with Officers and Directors

Motti Shulman, Lyor Cohen’s half brother, is employed by Atlantic Recording Corporation as Senior National Director of Promotions of Atlantic. In fiscal year 2011, Mr. Shulman earned a salary of $120,000 and a bonus of $25,000.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Mr. Lee would be considered “independent” under the listing standards of the New York Stock Exchange. We do not believe that any of our other directors would be considered “independent” under the listing standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors has selected the firm of Ernst & Young LLP, to serve as independent registered public accountants for the fiscal year ending September 30, 2011. Ernst & Young LLP has audited the Company’s financial statements since the Company was acquired from Time Warner Inc. in March 2004. In accordance with standing policy, Ernst & Young LLP periodically changes the personnel who work on the audit of the Company.

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees paid to Ernst & Young for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2011 and 2010 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2011	Year Ended September 30, 2010
Audit Fees	$4,050	$6,807
Audit-Related Fees	608	506
Tax Fees	42	80
All Other Fees	—	—

Total Fees	$4,700	$7,393

These fees include out-of-pocket costs of approximately $0.2 million for the period ended September 30, 2011 and $0.1 million for the period ended September 30, 2010.

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, auditing work on proposed transactions, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, expatriate tax services and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

All Other Fees: For the fiscal years ended September 30, 2011 and 2010, the Company paid no other fees to Ernst & Young LLP for services rendered, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

Pre-approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by Ernst & Young LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by Ernst & Young LLP. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee. Pursuant to this delegation, the Chair must report any pre-approval decision to the Audit Committee at its first meeting after the pre-approval was obtained.

During fiscal years 2011 and 2010, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Exhibit Number	Description

2.1(17)	Agreement and Plan of Merger, dated as of May 6, 2011, by and among Warner Music Group Corp., AI Entertainment Holdings LLC (formerly Airplanes Music LLC), and Airplanes Merger Sub, Inc.

3.1(18)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

4.1(1)	Indenture, dated as of July 20, 2011, among WM Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 9.50% Senior Secured Notes due 2016 (the “New Secured Notes”)

4.2(1)	Indenture, dated as of July 20, 2011, among WM Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018 (the “11.50% Senior Notes due 2018”)

4.3(1)	Indenture, dated as of July 20, 2011, among WM Holdings Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019 (the “13.75% Senior Notes due 2019”)

4.4(13)	Indenture, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 9.50% Senior Secured Notes due 2016 (the “Existing Secured Notes”)

4.5(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Acquisition Corp. and the entities named in the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the New Secured Notes

Exhibit Number	Description

4.6(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Acquisition Corp. and the entities named in the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018

4.7(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.8(19)	Second Supplemental Indenture, dated as of August 2, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.9(12)	Supplemental Indenture, dated as of May 23, 2011, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature page thereto and Wells Fargo Bank, National Association, as Trustee, relating to the Existing Secured Notes

4.10(1)	Second Supplemental Indenture, dated as of July 20, 2011, among the subsidiary guarantors listed on the signature pages thereto, subsidiaries of WMG Acquisition Corp., WMG Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the Existing Secured Notes

4.11	Form of New Secured Note of WMG Acquisition Corp. (included in Exhibit 4.1 hereto)

4.12	Form of 11.50% Senior Note due 2018 of WMG Acquisition Corp. (included in Exhibit 4.2 hereto)

4.13	Form of 13.75% Senior Note due 2019 of WMG Holdings Corp. (included in Exhibit 4.3 hereto)

4.14	Form of Existing Secured Note of WMG Acquisition Corp. (included in Exhibit 4.4 hereto)

4.15(1)	Registration Rights Agreement, dated July 20, 2011, among WM Finance Corp. and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers, relating to the New Secured Notes

4.16(1)	Registration Rights Agreement, dated July 20, 2011, among WM Finance Corp. and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers, relating to the 11.50% Senior Notes due 2018

4.17(1)	Registration Rights Agreement, dated July 20, 2011, among WM Holdings Finance Corp. and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers, relating to the 13.75% Senior Notes due 2019

4.18(1)	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, among WMG Acquisition Corp., the subsidiary guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers, relating to the New Secured Notes

4.19(1)	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, among WMG Acquisition Corp., the subsidiary guarantors listed on the signature pages thereto and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers, relating to the 11.50% Senior Notes due 2018

4.20(1)	Joinder Agreement to the Registration Rights Agreement, dated July 20, 2011, among WMG Holdings Corp. and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as representatives of the initial purchasers, relating to the 13.75% Senior Notes due 2019

4.21(19)	Guarantee, dated August 2, 2011, issued by Warner Music Group Corp., relating to the 13.75% Senior Notes due 2019

4.22$	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the New Secured Notes

Exhibit Number	Description

4.23$	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the Existing Secured Notes

4.24$	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the 11.50% Senior Notes due 2018

10.1**(5)	Amended and Restated Employment Agreement, dated as of March 14, 2008, by and between WMG Acquisition Corp. and Edgar Bronfman, Jr.

10.2**(6)	Amended and Restated Employment Agreement, dated as of March 14, 2008, by and between WMG Acquisition Corp. and Lyor Cohen

10.3**(7)	Employment Agreement, dated as of November 14, 2008, by and between WMG Acquisition Corp. and Michael D. Fleisher
10.4**(8)	Letter Agreement, dated July 21, 2008, by and between Warner Music Inc. and Steven Macri
10.5**(5)	Restricted Stock Award Agreement, dated as of March 15, 2008, by and between Warner Music Group Corp. and Edgar Bronfman, Jr.
10.6**(6)	Restricted Stock Award Agreement, dated as of March 15, 2008, by and between Warner Music Group Corp. and Lyor Cohen
10.7**(9)	Warner Music Group Corp. Amended and Restated 2005 Omnibus Award Plan
10.8**(11)	Amendment, dated as of January 18, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008, by and between Warner Music Group Corp. and Edgar Bronfman, Jr.
10.9**(11)	Amendment, dated as of January 18, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008, by and between Warner Music Group Corp. and Lyor Cohen
10.10**(4)	Second Amendment, dated as of May 20, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008 and as amended on January 18, 2011, by and between Warner Music Group Corp. and Edgar Bronfman, Jr.
10.11**(4)	Second Amendment, dated as of May 20, 2011, to Restricted Stock Award Agreement, dated as of March 15, 2008 and as amended on January 18, 2011, by and between Warner Music Group Corp. and Lyor Cohen
10.12(3)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended
10.13(3)	Lease, dated as of February 1, 1996, between 1290 Associates, L.L.C. and Warner Communications Inc.
10.14(3)	Consent to Assignment of Sublease, dated October 5, 2001, between 1290 Partners, L.P., Warner Music Group, Inc., The Equitable Life Assurance Society of the United States and The Bank of New York
10.15(3)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.
10.16(10)	Assurance of Discontinuance, dated November 22, 2005
10.17(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.18*(14)	US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.19*(14)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

Exhibit Number	Description

10.20*(14)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.21*(14)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.22**(15)	Warner Music Group Corp. Deferred Compensation Plan

10.23(16)	First Letter Amendment, dated January 14, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and the International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.24*(16)	Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.25*(16)	Third Letter Amendment, dated January 25, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and the International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA International Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.26(13)	Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties and as Notes Authorized Representative

10.27(13)	Copyright Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.28(13)	Patent Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.29(13)	Trademark Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.30**(4)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.31**(2)	Letter Agreement and Release, dated May 9, 2011, between Warner Music Group Corp. and Michael D. Fleisher

10.32(1)	Credit Agreement, dated as of July 20, 2011, among WMG Acquisition Corp., each lender from time to time party thereto and Credit Suisse AG, as administrative agent

10.33(1)	Subsidiary Guaranty, dated as of July 20, 2011 made by the Persons listed on the signature pages thereof under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties

10.34**$	Agreement, dated July 19, 2011, by and between Warner Music Group Corp. and Edgar Bronfman, Jr.

Exhibit Number	Description

10.35(1)	Copyright Security Agreement, dated July 20, 2011, made by 615 Music Library, LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.36(1)	Copyright Security Agreement, dated July 20, 2011, made by The All Blacks, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.37(1)	Copyright Security Agreement, dated July 20, 2011, made by Ferret Music LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.38(1)	Copyright Security Agreement, dated July 20, 2011, made by Ferret Music Holdings LLC, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.39(1)	Copyright Security Agreement, dated July 20, 2011, made by J. Ruby Productions, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.40(1)	Copyright Security Agreement, dated July 20, 2011, made by Six-Fifteen Music Productions, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.41(1)	Copyright Security Agreement, dated July 20, 2011, made by Summy-Birchard Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.42(1)	Trademark Security Agreement, dated July 20, 2011, made by Warner Music Nashville LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.43(1)	Security Agreement Supplement, dated July 20, 2011, to the Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the subsidiary guarantors and Wells Fargo Bank, National Association, as collateral agent and notes authorized representative

10.44(20)	Amendment No. 1, dated as of September 28, 2011 to the Security Agreement dated as of May 28, 2009 among WMG Acquisition Corp., WMG Holdings Corp., the other Persons listed on the signature pages thereof, Wells Fargo Bank, National Association, as Collateral Agent, Wells Fargo Bank, National Association, as trustee under the Indenture and the other Authorized Representatives listed on the signature pages thereof

10.45**$	Letter Agreement, dated as of December 29, 2010, between Warner/Chappell Music, Inc. and Cameron Strang

10.46**$	Letter Agreement, dated as of February 11, 2011, between Warner Music, Inc. and Paul M. Robinson

21.1$	List of Subsidiaries

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.1****	Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the year ended September 30, 2011, filed on December 8, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

$	Filed herewith

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment

**	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate

***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference
****	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)

(2)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-32502)

(3)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)

(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)

(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 17, 2008 (File No. 001-32502)

(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)

(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 14, 2008 (File No. 001-32502)

(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)

(9)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-32502)

(10)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)

(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on January 19, 2011 (File No. 001-32502)

(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)

(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 29, 2009 (File No. 001-32502)

(14)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)

(15)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)

(16)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)

(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)

(18)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)

(19)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-32502)

(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 3, 2011 (File No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2011.

WARNER MUSIC GROUP CORP.

By:	/s/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN MACRI
Name:	Steven Macri
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 8, 2011.

Signature	Title

/S/ STEPHEN COOPER Stephen Cooper	CEO and Director (Chief Executive Officer)

/S/ LYOR COHEN Lyor Cohen	Chairman and CEO, Recorded Music and Director

/S/ CAMERON STRANG Cameron Strang	Chairman and CEO, Warner/Chappell Music and Director

/S/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Chairman of the Board of Directors

/S/ LEN BLAVATNIK Len Blavatnik	Vice Chairman of the Board of Directors

/S/ LINCOLN BENET Lincoln Benet	Director

/S/ ALEX BLAVATNIK Alex Blavatnik	Director

Signature	Title

/S/ THOMAS H. LEE Thomas H. Lee	Director

/S/ JÖRG MOHAUPT Jörg Mohaupt	Director

/S/ DONALD A. WAGNER Donald A. Wagner	Director