Form 10-Q
period 2011-12-31
Warner Music Group Corp.
filed 2012-02-09
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

There is no public market for the Registrant’s common stock. As of February 9, 2012 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is owned by AI Entertainment Holdings LLC (formerly Airplanes Music LLC), which is an affiliate of Access Industries, Inc.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31, 2011	September 30, 2011
	(in millions)
Assets
Current assets:
Cash and equivalents	$168	$154
Accounts receivable, less allowances of $90 and $40 million	421	385
Inventories	29	29
Royalty advances expected to be recouped within one year	143	135
Deferred tax assets	54	54
Other current assets	42	45

Total current assets	857	802
Royalty advances expected to be recouped after one year	175	173
Property, plant and equipment, net	177	182
Goodwill	1,376	1,372
Intangible assets subject to amortization, net	2,612	2,678
Intangible assets not subject to amortization	102	102
Other assets	73	71

Total assets	$5,372	$5,380

Liabilities and Equity
Current liabilities:
Accounts payable	$136	$165
Accrued royalties	1,034	974
Accrued liabilities	232	217
Accrued interest	32	55
Deferred revenue	128	101
Other current liabilities	16	10

Total current liabilities	1,578	1,522
Long-term debt	2,214	2,217
Deferred tax liabilities	403	411
Other noncurrent liabilities	135	148

Total liabilities	4,330	4,298

Commitments and Contingencies (See Note 8)
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,129	1,129
Accumulated deficit	(57)	(31)
Accumulated other comprehensive loss, net	(47)	(33)

Total Warner Music Group Corp. equity	1,025	1,065
Noncontrolling interest	17	17

Total equity	1,042	1,082

Total liabilities and equity	$5,372	$5,380

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	(in millions, except per share amounts)
Revenues	$779	$778
Costs and expenses:
Cost of revenues	(424)	(431)
Selling, general and administrative expenses (a)	(268)	(266)
Amortization of intangible assets	(48)	(54)

Total costs and expenses	(740)	(751)

Operating income	39	27
Interest expense, net	(57)	(47)
Other expense, net	(2)	—

Loss before income taxes	(20)	(20)
Income tax (expense) benefit	(6)	2

Net loss	(26)	(18)
Less: income attributable to noncontrolling interest	—	—

Net loss attributable to Warner Music Group Corp.	$(26)	$(18)

Net loss per common share attributable to Warner Music Group Corp.:

Basic		$(0.12)

Diluted		$(0.12)

Weighted average common shares:
Basic		150.0
Diluted		150.0
(a) Includes depreciation expense of:	$(12)	$(9)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	(in millions)
Cash flows from operating activities
Net loss	$(26)	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60	63
Deferred income taxes	(2)	(8)
Non-cash interest (income) expense	(1)	3
Non-cash stock-based compensation expense	—	2
Other non-cash items	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(42)	8
Inventories	—	3
Royalty advances	(13)	(41)
Accounts payable and accrued liabilities	68	(86)
Accrued interest	(23)	(43)
Other balance sheet changes	4	5

Net cash provided by (used in) operating activities	25	(113)

Cash flows from investing activities
Investments and acquisitions of businesses	—	(44)
Acquisition of publishing rights	(7)	(14)
Proceeds from the sale of music catalog	2	—
Capital expenditures	(6)	(8)

Net cash used in investing activities	(11)	(66)

Cash flows from financing activities
Distribution to noncontrolling interest holder	(1)	—

Net cash used in financing activities	(1)	—

Effect of exchange rate changes on cash and equivalents	1	3

Net increase (decrease) in cash and equivalents	14	(176)
Cash and equivalents at beginning of period	154	439

Cash and equivalents at end of period	$168	$263

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions, except per share amounts)
Balance at September 30, 2011	1,000	$0.001	$1,129	$(31)	$(33)	$1,065	$17	$1,082
Comprehensive loss:
Net loss			—	(26)	—	(26)	—	(26)
Foreign currency translation adjustment			—	—	(14)	(14)	—	(14)
Deferred gains on derivative financial instruments			—	—	—	—	—	—
Other			—	—	—	—	—	—

Total comprehensive loss						(40)	—	(40)

Balance at December 31, 2011	1,000	$0.001	$1,129	$(57)	$(47)	$1,025	$17	$1,042

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

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

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

On the Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011 the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. The Company continues to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing the Company’s outstanding indebtedness.

Parent funded the Merger Consideration through cash on hand at the Company at closing, equity financing obtained from Parent and debt financing obtained from third-party lenders.

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

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and The Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become the Company’s primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, the Company has an exclusive license with The Grateful Dead to manage the band’s intellectual property and a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees, which the Company sometimes refers to collectively as Warner Music International, or WMI. WMI engages in the same activities as the Company’s U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom the Company’s U.S. record labels have international rights. In certain smaller markets, WMI licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours for the Company’s artists and other artists.

Recorded Music distribution operations include: WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally; an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

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

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it has begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music. The Company has subsequently continued to expand its production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in fiscal year 2010 and 615 Music in fiscal year 2011.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the twelve months ended September 30, 2012.

The consolidated balance sheet at September 30, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the twelve months ended September 30, 2011(File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to December 31, 2011 and December 31, 2010 relate to the three-month periods ended December 30, 2011 and December 24, 2010, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined no additional disclosures are necessary.

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive (loss) income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include foreign exchange contracts. The following summary sets forth the components of accumulated other comprehensive loss, net of related taxes (in millions):

	Foreign Currency Translation Loss	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain	Accumulated Other Comprehensive Loss
	(in millions)
Balance at September 30, 2011	$(35)	$1	$1	$(33)

Activity through December 31, 2011	(14)	—	—	(14)

Balance at December 31, 2011	$(49)	$1	$1	$(47)

4. Merger

As further described in Note 1, as a result of the Merger, effective as of July 20, 2011, the Company was acquired by Parent. Transaction costs of approximately $53 million were expensed as follows: $10 million and $43 million from July 20, 2011 to September 30, 2011 (Successor) and from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

The Merger was accounted for in accordance with FASB ASC Topic 805, Business Combinations, using the acquisition method of accounting. The assets and liabilities of the Company, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 12 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

The table below presents the consideration transferred and the adjusted preliminary allocation of purchase price to the assets and liabilities acquired as a result of the Merger (in millions):

Cash paid to acquire outstanding WMG shares	$1,228
Cash paid to settle equity awards	50

Total cash consideration	1,278
Less: Cash paid by WMG	(179)

Net Investment	1,099
WMG shares previously held by Parent	30

Total consideration to be allocated	$1,129

Fair Value of assets acquired and liabilities assumed:
Cash	$140
Accounts receivable	331
Inventory	28
Artist advances*	341
Property, plant and equipment	182
Intangible assets	2,879
Other assets*	117
Current liabilities*	(1,544)
Deferred income tax liabilities	(363)
Deferred revenue	(115)
Other noncurrent liabilities*	(173)
Debt	(2,049)
Noncontrolling interests	(17)

Fair value of net assets acquired	(243)
Goodwill recorded*	1,372

Total consideration allocated	$1,129

*	Amounts have been adjusted as a result of changes in the preliminary purchase price allocation related to the Merger.

Goodwill is calculated as the excess of the consideration paid over the net assets recognized. The goodwill recorded as part of the Merger primarily reflects the expected value to be generated from the continued transition of the music industry and the expected resulting cost savings, as well as any intangible assets that do not qualify for separate recognition. Goodwill has been allocated to our reportable segments as follows: Recorded Music $908 million and Music Publishing $464 million.

The components of the intangible assets identified in the table above and the related useful lives, segregated by our operating segments, are as follows (in millions):

	Value	Useful Life
US Recorded Music
Trademarks/trade names	$24	Indefinite
Trademarks/trade names	3	7 years
Catalog	300	11 years
Artist contracts	250	12 years
International Recorded Music
Trademarks/trade names	$27	Indefinite
Trademarks/trade names	4	7 years
Catalog	260	5 years
Artist contracts	270	8 years
Music Publishing
Trademarks/trade names	$51	Indefinite
Copyrights	1,530	28 years
Songwriter contracts	160	29 years

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2011 (in millions):

	Recorded Music	Music Publishing	Total
Balance at September 30, 2011*	$908	$464	$1,372
Acquisitions	5	—	5
Dispositions	—	—	—
Other adjustments	(1)	—	(1)

Balance at December 31, 2011	$912	$464	$1,376

*	Amounts have been adjusted as a result of changes in the preliminary purchase price allocation related to the Merger.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	December 31, 2011	September 30, 2011
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog (a)	$542	$551
Music publishing copyrights (a)	1,478	1,486
Artist and songwriter contracts (a)	670	672
Trademarks	7	7
Other intangible assets	—	—

	2,697	2,716
Accumulated amortization	(85)	(38)

Total net intangible assets subject to amortization	2,612	2,678
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,714	$2,780

(a)	During the quarter ended December 31, 2011, the Company finalized the allocation of intangible assets on a legal entity basis as of the Closing Date. As a result of the allocation to entities with foreign currencies, the September 30, 2011 balance sheet has been adjusted to reflect the foreign currency translation of these assets since the acquisition date. The aggregate adjustments included a decrease to intangible assets of approximately $40 million, a decrease to deferred income taxes of approximately $9 million and a decrease to Other Comprehensive Income of approximately $31 million, net of tax.

6. Debt

Debt Capitalization

Long-term debt consisted of the following (in millions):

	December 31, 2011	September 30, 2011
	(in millions)
Revolving Credit Facility (a)	$—	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp (b)	1,160	1,162
9.5% Secured WMG Notes due 2016—Acquisition Corp (c)	156	157
11.5% Unsecured WMG Notes due 2018—Acquisition Corp (d)	748	748
13.75% Holdings Notes due 2019—Holdings (e)	150	150

Total long term debt	$2,214	$2,217

(a)	Reflects $60 million of commitments under the Revolving Credit Facility which had no amounts outstanding at December 31, 2011 and September 30, 2011.
(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premiums of $60 million and $62 million at December 31, 2011 and September 30, 2011, respectively.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premiums of $6 million and $7 million at December 31, 2011 and September 30, 2011, respectively.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discounts of $17 million at December 31, 2011 and September 30, 2011.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million.

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

Existing Secured Notes

As of December 31, 2011, Acquisition Corp. had $1.160 billion of debt represented by the Acquisition Corp. Senior Secured Notes. Acquisition Corp. previously issued $1.1 billion aggregate principal amount of its 9.5% Senior Secured Notes due 2016 (the “Existing Secured Notes”) in 2009. The Existing Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID is equal to the difference between the stated principal amount and the issue price. Following the Merger, in accordance with the acquisition method of accounting described in Note 1, these notes were recorded at fair value. This resulted in the elimination of the predecessor discount and the establishment of a $65 million successor premium based on market data as of the closing date of the Merger. This premium will be amortized using the effective interest rate method and reported as a component within non-cash interest expense. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum.

Prepayments of the Existing Secured Notes are allowed, subject to certain terms in the indenture governing the Existing Secured Notes, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. In the event of a change in control, as defined in the indenture governing the Existing Secured Notes, each holder of the Existing Secured Notes may require Acquisition Corp. to repurchase some or all of its respective Existing Secured Notes at a purchase price equal to 101% plus accrued and unpaid interest.

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

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Existing Secured Notes.

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

Secured WMG Notes

On the Closing Date, WM Finance Corp. issued $150 million aggregate principal amount of 9.5% Senior Secured Notes due 2016 (the “Secured WMG Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Secured WMG Notes Indenture”), between the WM Finance Corp. and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Merger, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of the WM Finance Corp. under the Secured WMG Notes and (ii) each Guarantor became a party to the Secured WMG Notes Indenture and provided an unconditional guarantee on a senior secured basis of the obligations of Acquisition Corp. under the Secured WMG Notes.

The Secured WMG Notes were issued at 104.75% of their face value for total proceeds of $157 million, with an effective interest rate of 8.32%. The original issue premium (OIP) was $7 million, which is the difference between the stated principal amount and the issue price. The OIP will be amortized over the term of the Secured WMG Notes using the effective interest rate method and reported as an offset to non cash interest expense. In conjunction with this transaction, the Company incurred $15 million of financing costs which were deferred and will be amortized over the term of the Senior WMG Notes and included as a component within non-cash interest expense. The Secured WMG Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and Dec 15 at a fixed rate of 9.5%.

Prepayments of the Secured WMG Notes are allowed, subject to certain terms in the Secured WMG Notes Indenture, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. Upon the occurrence of a change of control, which is defined in the Secured WMG Notes Indenture, each holder of the Secured WMG Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured WMG Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Secured WMG Notes.

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

Unsecured WMG Notes

On the Closing Date, the WM Finance Corp. issued $765 million aggregate principal amount of 11.5% Senior Unsecured Notes due 2018 (the “Unsecured WMG Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Unsecured WMG Notes Indenture”), between the WM Finance Corp. and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Merger, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of WM Finance Corp. under the Unsecured WMG Notes and (ii) each Guarantor became a party to the Unsecured WMG Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Unsecured WMG Notes.

The Unsecured WMG Notes were issued at 97.673% of their face value for total proceeds of $747 million, with an effective interest rate of 12%. The OID was $17 million and will be amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non cash interest expense. In conjunction with this transaction, the Company incurred $26 million of financing costs which were deferred and will be amortized over the term of the Unsecured WMG Notes and included as a component within non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 at fixed rate of 11.5%.

Prepayments of the Unsecured WMG Notes are allowed, subject to certain terms in the Unsecured WMG Notes Indenture, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of Unsecured WMG Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and special interest, if any to the repurchase date.

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

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of Acquisition Corp. on the Unsecured WMG Notes.

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

Senior Holdings Notes

On the Closing Date, the Initial Holdings Issuer issued $150 million aggregate principal amount of the 13.75% Senior Notes due 2019 (the “Holdings Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Merger, Holdings entered into a Supplemental Indenture with the Trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

The Holdings Notes were issued at 100% of their face value. In conjunction with this transaction, the Company incurred $8 million of financing costs which were deferred and will be amortized on over the term of the Holdings Notes and included as a component within non-cash interest expense. The Holdings Notes mature on October 1, 2019 and bear interest payable semi-annually on April 1 and October 1 at fixed rate of 13.75%.

Prepayments of the Holdings Notes are allowed, subject to certain terms in the Holdings Notes Indenture, including the prepayment amount and the redemption price, which varies based on the timing of the prepayment. In addition, payment of accrued and unpaid interest also would be required at the time of any prepayment. Upon the occurrence of certain events constituting a change of control, Holdings is required to make an offer to repurchase all of the Holdings Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

Covenants, Representations and Warranties

The Holdings Notes Indenture contains covenants that, among other things, limit Holdings’ ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; create liens on certain debt; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Holdings or make certain other intercompany transfers; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with affiliates. .

Maturities

As of December 31, 2011, there are no scheduled maturities of long-term debt until 2016 ($1.250 billion). Thereafter, $915 million is scheduled to mature. In addition, the final maturity of the Revolving Credit Facility is July 19, 2016.

Interest Expense

Total interest expense, net was $57 million and $47 million for the three months ended December 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. The weighted-average interest rate of the Company’s total debt was 10.5% and 8.9% for the three months ended December 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively.

Guarantee of Acquisition Corp. Notes

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Acquisition Corp. Notes Guarantee”), (i) on a senior unsecured basis, the payments of Acquisition Corp. on the Acquisition Corp. Unsecured WMG Notes and (ii) on a senior secured basis, the payments of Acquisition Corp. on the Acquisition Corp. Existing Secured Notes and the Secured WMG Notes.

Guarantee of Holdings Notes

On August 2, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Holdings Notes Guarantee”), on a senior unsecured basis, the payments of Holdings on the Holdings Notes.

7. Share-based Compensation

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration there were no outstanding equity awards of the Company as of July 20, 2011.

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $2 million for the three months ended December 31, 2010 (Predecessor). As there were no outstanding equity awards subsequent to July 20, 2011 the Company did not recognize any non-cash compensation expense for the three months ended December 31, 2011.

8. Commitments and Contingencies

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of Internet Music purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is proceeding into discovery, which is currently scheduled to be substantially completed by May 31, 2012. The parties are scheduled to confer at the end of August 2012 on a class certification briefing schedule, for a determination by the District Court as to whether class treatment is appropriate. The case will proceed into discovery, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

9. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 12.

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

Interest Rate Risk Management

The Company has $2.214 billion of debt outstanding at December 31, 2011. Based on the level of interest rates prevailing at December 31, 2011, the fair value of this fixed-rate debt was approximately $2.275 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $15 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income, and have been immaterial. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of December 31, 2011, the Company had outstanding hedge contracts for the sale of $218 million and the purchase of $30 million of foreign currencies at fixed rates. As of December 31, 2011, there was no material impact to the Company’s comprehensive loss related to foreign exchange hedging. As of September 30, 2011, the Company had outstanding hedge contracts for the sale of $211 million and the purchase of $37 million of foreign currencies at fixed rates. As of September 30, 2011, the Company had $3 million of deferred losses in comprehensive loss related to foreign exchange hedging.

10. Segment Information

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

        The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2011. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While inter-company transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
December 31, 2011 (Successor)
Revenues	$661	$123	$(5)	$779
OIBDA	102	18	(21)	99
Depreciation of property, plant and equipment	(8)	(1)	(3)	(12)
Amortization of intangible assets	(33)	(15)	—	(48)

Operating income (loss)	$61	$2	$(24)	$39

December 31, 2010 (Predecessor)
Revenues	$662	$120	$(4)	$778
OIBDA	90	18	(18)	90
Depreciation of property, plant and equipment	(6)	(1)	(2)	(9)
Amortization of intangible assets	(37)	(17)	—	(54)

Operating income (loss)	$47	$—	$(20)	$27

11. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $79 million and $88 million during the three months ended December 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. The Company paid approximately $20 million and $10 million of income and withholding taxes, net of refunds, during the three months ended December 31, 2011 (Successor) and December 31, 2010 (Predecessor), respectively. The $20 million of cash tax payments includes $15 million of a payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (the “2004 Acquisition Agreement”).

12. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2011. Derivatives not designated as hedging instruments primarily represent the balances below and the gains and losses on these financial instruments are included as a component of other income, net in the statement of operations.

	Fair Value Measurements as of December 31, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$3	$—	$3
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(1)	$—	$(1)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

	Fair Value Measurements as of September 30, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$9	$—	$9
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be remeasured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that an impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. has issued and outstanding the 9.5% Senior Secured Notes due 2016 (the “Secured WMG Notes”), the 9.5% Existing Senior Secured Notes due 2016 (the “Existing Secured Notes”) and the 11.5% Senior Unsecured Notes due 2018 (the “Unsecured WMG Notes”) (together, the “Acquisition Corp. Notes”).

The Holdings Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The Secured WMG Notes and Existing Secured Notes are guaranteed on a senior secured basis and the Unsecured WMG Notes are guaranteed on an unsecured senior basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Existing Secured Notes, the Secured WMG Notes, Unsecured WMG Notes and the Acquisition Corp. Revolving Credit Facility, and, with respect to the Company, the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

December 31, 2011

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$43	$125	$—	$168	$—	$—	$—	$168
Accounts receivable, net	(7)	174	254	—	421	—	—	—	421
Inventories	—	11	18	—	29	—	—	—	29
Royalty advances expected to be recouped within one year	—	79	64	—	143	—	—	—	143
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	—	13	29	—	42	—	—	—	42

Total current assets	(7)	358	506	—	857	—	—	—	857
Royalty advances expected to be recouped after one year	—	96	79	—	175	—	—	—	175
Investments in and advances to (from) consolidated subsidiaries	3,286	837	—	(4,123)	—	1,096	1,331	(2,427)	—
Property, plant and equipment, net	—	131	46	—	177	—	—	—	177
Goodwill	—	1,371	5	—	1,376	—	—	—	1,376
Intangible assets subject to amortization, net	—	1,274	1,338	—	2,612	—	—	—	2,612
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	(1,294)	(2,334)	(567)	4,118	(77)	383	(306)	—	—
Other assets	38	12	15	—	65	8	—	—	73

Total assets	$2,023	$1,837	$1,432	$(5)	$5,287	$1,487	$1,025	$(2,427)	$5,372

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$65	$71	$—	$136	$—	$—	$—	$136
Accrued royalties	—	563	471	—	1,034	—	—	—	1,034
Accrued liabilities	—	103	129	—	232	—	—	—	232
Accrued interest	27	—	—	—	27	5	—	—	32
Deferred revenue	—	66	62	—	128	—	—	—	128
Other current liabilities	—	13	2	—	15	1	—	—	16

Total current liabilities	27	810	735	—	1,572	6	—	—	1,578
Long-term debt	2,064	—	—	—	2,064	150	—	—	2,214
Deferred tax liabilities, net	—	169	234	—	403	—	—	—	403
Other noncurrent liabilities	6	52	71	6	135	—	—	—	135

Total liabilities	2,097	1,031	1,040	6	4,174	156	—	—	4,330

Total Warner Music Group Corp. (deficit) equity	(74)	806	375	(11)	1,096	1,331	1,025	(2,427)	1,025

Noncontrolling interest	—	—	17	—	17	—	—	—	17
Total (deficit) equity	(74)	806	392	(11)	1,113	1,331	1,025	(2,427)	1,042

Total liabilities and (deficit) equity	$2,023	$1,837	$1,432	$(5)	$5,287	$1,487	$1,025	$(2,427)	$5,372

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2011

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$17	$61	$72	$—	$150	$4	$—	$—	$154
Accounts receivable, net	9	178	198	—	385	—	—	—	385
Inventories	—	11	18	—	29	—	—	—	29
Royalty advances expected to be recouped within one year	—	80	55	—	135	—	—	—	135
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	—	23	22	—	45	—	—	—	45

Total current assets	26	391	381	—	798	4	—	—	802
Royalty advances expected to be recouped after one year	—	106	67	—	173	—	—	—	173
Investments in and advances to (from) consolidated subsidiaries	3,203	419	—	(3,622)	—	1,161	1,402	(2,563)	—
Property, plant and equipment, net	—	136	46	—	182	—	—	—	182
Goodwill	—	1,372	—	—	1,372	—	—	—	1,372
Intangible assets subject to amortization, net	—	1,252	1,426	—	2,678	—	—	—	2,678
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	(1,200)	(1,951)	(556)	3,630	(77)	383	(306)	—	—
Other assets	40	9	14	—	63	8	—	—	71

Total assets	$2,069	$1,826	$1,388	$8	$5,291	$1,556	$1,096	$(2,563)	$5,380

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$88	$77	$—	$165	$—	$—	$—	$165
Accrued royalties	—	586	388	—	974	—	—	—	974
Accrued liabilities	—	98	119	—	217	—	—	—	217
Accrued interest	51	—	—	—	51	4	—	—	55
Deferred revenue	—	46	55	—	101	—	—	—	101
Other current liabilities	—	7	3	—	10	—	—	—	10

Total current liabilities	51	825	642	—	1,518	4	—	—	1,522
Long-term debt	2,067	—	—	—	2,067	150	—	—	2,217
Deferred tax liabilities, net	—	169	242	—	411	—	—	—	411
Other noncurrent liabilities	6	60	76	6	148	—	—	—	148

Total liabilities	2,124	1,054	960	6	4,144	154	—	—	4,298

Total Warner Music Group Corp. (deficit) equity	(55)	772	411	2	1,130	1,402	1,096	(2,563)	1,065

Noncontrolling interest	—	—	17	—	17	—	—	—	17
Total (deficit) equity	(55)	772	428	2	1,147	1,402	1,096	(2,563)	1,082

Total liabilities and (deficit) equity	$2,069	$1,826	$1,388	$8	$5,291	$1,556	$1,096	$(2,563)	$5,380

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2011 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$333	$495	$(49)	$779	$—	$—	$—	$779
Costs and expenses:
Cost of revenues	—	(165)	(303)	44	(424)	—	—	—	(424)
Selling, general and administrative expenses	—	(124)	(149)	5	(268)	—	—	—	(268)
Transaction costs	—	—	—	—	—	—	—	—	—
Amortization of intangible assets	—	(15)	(33)	—	(48)	—	—	—	(48)

Total costs and expenses	—	(304)	(485)	49	(740)	—	—	—	(740)

Operating income	—	29	10	—	39	—	—	—	39
Interest expense, net	(49)	1	(3)	—	(51)	(6)	—	—	(57)
Equity (losses) gains from consolidated subsidiaries	35	(13)	—	(22)	—	(20)	(26)	46	—
Other (expense) income, net	1	24	(27)	—	(2)	—	—	—	(2)

(Loss) income before income taxes	(13)	41	(20)	(22)	(14)	(26)	(26)	46	(20)
Income tax expense	(6)	(7)	(2)	9	(6)	—	—	—	(6)

Net (loss) income	(19)	34	(22)	(13)	(20)	(26)	(26)	46	(26)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp	$(19)	$34	$(22)	$(13)	$(20)	$(26)	$(26)	$46	$(26)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2010 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$308	$515	$(45)	$778	$—	$—	$—	$778
Costs and expenses:
Cost of revenues	—	(147)	(324)	40	(431)	—	—	—	(431)
Selling, general and administrative expenses	—	(89)	(188)	11	(266)	—	—	—	(266)
Amortization of intangible assets	—	(32)	(22)	—	(54)	—	—	—	(54)

Total costs and expenses	—	(268)	(534)	51	(751)	—	—	—	(751)

Operating income	—	40	(19)	6	27	—	—	—	27
Interest expense, net	(39)	1	(3)	—	(41)	(6)	—	—	(47)
Equity gains (losses) from consolidated subsidiaries	27	(3)	—	(24)	—	(11)	(17)	28	—
Other income (expense), net	1	1	(2)	—	—	—	—	—	—

(Loss) income before income taxes	(11)	39	(24)	(18)	(14)	(17)	(17)	28	(20)
Income tax expense	3	1	(2)	1	3	—	(1)	—	2

Net (loss) income	(8)	40	(26)	(17)	(11)	(17)	(18)	28	(18)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp	$(8)	$40	$(26)	$(17)	$(11)	$(17)	$(18)	$28	$(18)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2011 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(19)	$34	$(22)	$(13)	$(20)	$(26)	$(26)	$46	$(26)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	23	37	—	60	—	—	—	60
Deferred income taxes	—	—	(2)	—	(2)	—	—	—	(2)
Non-cash interest expense	(1)	—	—	—	(1)	—	—	—	(1)
Non-cash, stock-based compensation expense	—	—	—	—	—	—	—	—	—
Equity losses (gains) from consolidated subsidiaries	(35)	13	—	22	—	20	26	(46)	—
Changes in operating assets and liabilities:
Accounts receivable	15	5	(62)	—	(42)	—	—	—	(42)
Inventories	—	—	—	—	—	—	—	—	—
Royalty advances	—	12	(25)	—	(13)	—	—	—	(13)
Accounts payable and accrued liabilities	9	(75)	136	(2)	68	—	—	—	68
Accrued interest	(23)	—	—	—	(23)	—	—	—	(23)
Other balance sheet changes	37	(26)	(2)	(7)	2	2	—	—	4

Net cash (used in) provided by operating activities	(17)	(14)	60	—	29	(4)	—	—	25

Cash flows from investing activities:
Purchase of Predecessor	—	—	—	—	—	—	—	—	—
Acquisition of publishing rights	—	(2)	(5)	—	(7)	—	—	—	(7)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Capital expenditures	—	(4)	(2)	—	(6)	—	—	—	(6)

Net cash used in investing activities	—	(4)	(7)	—	(11)	—	—	—	(11)

Cash flows from financing activities:
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)

Net cash provided by (used in) financing activities	—	—	(1)	—	(1)	—	—	—	(1)
Effect of foreign currency exchange rate changes on cash	—	—	1	—	1	—	—	—	1

Net increase (decrease) in cash and equivalents	(17)	(18)	53	—	18	(4)	—	—	14
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$—	$43	$125	$—	$168	$—	$—	$—	$168

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2010 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(8)	$40	$(26)	$(17)	$(11)	$(17)	$(18)	$28	$(18)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	39	24	—	63	—	—	—	63
Deferred income taxes	—	—	(8)	—	(8)	—	—	—	(8)
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Non-cash, stock-based compensation expense	—	2	—	—	2	—	—	—	2
Equity losses (gains) from consolidated subsidiaries	(27)	3	—	24	—	11	17	(28)	—
Other non-cash items	—	(1)	—	—	(1)	—	—	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1)	20	(11)	—	8	—	—	—	8
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	(14)	(27)	—	(41)	—	—	—	(41)
Accounts payable and accrued liabilities	67	(170)	17	—	(86)	—	—	—	(86)
Accrued interest	(37)	—	—	—	(37)	(6)	—	—	(43)
Other balance sheet changes	3	1	7	(7)	4	12	(11)	—	5

Net cash (used in) provided by operating activities	—	(78)	(23)	—	(101)	—	(12)	—	(113)

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(44)	—	(44)	—	—	—	(44)
Acquisition of publishing rights	—	(7)	(7)	—	(14)	—	—	—	(14)
Capital expenditures	—	(6)	(2)	—	(8)	—	—	—	(8)

Net cash used in investing activities	—	(13)	(53)	—	(66)	—	—	—	(66)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—	—	—	—	—	—	—	—

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3	—	—	—	3

Net increase (decrease) in cash and equivalents	—	(91)	(73)	—	(164)	—	(12)	—	(176)
Cash and equivalents at beginning of period	—	135	128	—	263	—	176	—	439

Cash and equivalents at end of period	$—	$44	$55	$—	$99	$—	$164	$—	$263

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the announced sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholders’ deficit;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	the impact on the competitive landscape of the music industry from the announced sale of EMI’s recorded music and music publishing businesses.

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and parts of Europe;

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

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

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

On the Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. We continue to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing our outstanding indebtedness.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2011 (Successor) and December 31, 2010 (Predecessor). This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 30, 2011 (Successor) and December 31, 2010 (Predecessor) as well as a discussion of our financial condition and liquidity as of December 31, 2011. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses, including the ability to provide cash flows to service debt. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net loss attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated historical OIBDA to operating income and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

Our results of operations for the three months ended December 31, 2011, and OIBDA as presented herein, reflect the impact of (i) $7 million of severance-related expenses and (ii) $3 million of costs incurred in connection with our bid to acquire EMI. Our results of operation for the three months ended December 31, 2010, and OIBDA as presented herein, reflect the impact of (i) $11 million of severance-related expenses and (ii) $2 million of share-based compensation expense.

See “—Factors Affecting Results of Operations and Financial Condition” and “- Results of Operations” below for further discussion of these items.

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. However, a limitation of the use of the constant-currency results as a performance measure is that it does not reflect the impact of exchange rates on our revenue, including, for example, the $5 million and $4 million favorable impact of exchange rates on our Total and Recorded Music revenue, in the three months ended December 31, 2011 compared to the prior-year quarter. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and The Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and re-issuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog recording artists. For example, we have an exclusive license with The Grateful Dead to manage the band’s intellectual property and in November 2007 we acquired a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees, which we sometimes refer to collectively as Warner Music International, or WMI. WMI engages in the same activities as our U.S. labels: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, WMI also markets and distributes the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, WMI licenses to unaffiliated third-party record labels the right to distribute its records. Our international artist services operations also include a network of concert promoters through which WMI provides resources to coordinate tours.

Our Recorded Music distribution operations include: WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S.; ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally; an 80% interest in Word Entertainment, which specializes in the distribution of music products in the Christian retail marketplace; and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

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

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for the next several years and will provide new opportunities to monetize our assets and create new revenue streams. As a music-based content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is still in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully offset the declines in CD sales on a world wide industry basis. While U.S. industry-wide track-equivalent album sales rose in 2011 for the first time since 2004, album sales continued to fall in other countries, such as the U.K., as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Share-Based Compensation

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration there were no outstanding equity awards of the Company as of July 20, 2011.

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $2 million for the three months ended December 30, 2010 (Predecessor). As there were no outstanding equity awards subsequent to July 20, 2011, the company did not recognize any non-cash compensation expense for the three months ended December 31, 2011.

Severance Charges

During the three months ended December 31, 2011, we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $7 million for the three months ended December 31, 2011, compared to $11 million during the three months ended December 31, 2010.

Additional Targeted Savings

As of the completion of our Merger on July 20, 2011, we have targeted cost savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. While a portion of these initiatives and opportunities have been implemented, there can be no assurances that additional cost savings will be achieved in full or at all.

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

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased non-traditional revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While non-traditional Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 8% of our total revenue during the three months ended December 31, 2011, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. Non-traditional revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various non-traditional Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

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

Equity contributions totaling $1.1 billion from Parent, together with (i) the proceeds from the sale of (a) $150 million aggregate principal amount of 9.5% Senior Secured Notes due 2016 (the “Secured WMG Notes”) initially issued by WM Finance Corp., (the “Initial OpCo Issuer”), (b) $765 million aggregate principal amount of 11.5% Senior Notes due 2018 initially issued by the Initial

OpCo Issuer, (the “Unsecured WMG Notes”) and (c) $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes” and together with the Secured WMG Notes and the Unsecured WMG Notes, the “Notes”) initially issued by WM Holdings Finance Corp., (the “Initial Holdings Issuer”) and (ii) cash on hand at the Company, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in the Company under the Merger Agreement, to repay certain of the Company’s existing indebtedness and to pay related transaction fees and expenses. On the Closing Date (i) Acquisition Corp. became the obligor under the Secured WMG Notes and the Unsecured WMG Notes as a result of the merger of Initial OpCo Issuer with and into Acquisition Corp. (the “OpCo Merger”) and (ii) Holdings became the obligor under the Holdings Notes as a result of the merger of Initial Holdings Issuer with and into Holdings (the “Holdings Merger”). On the Closing Date, the Company also entered into, but did not draw under, a new $60 million revolving credit facility.

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

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. For the three months ended December 31, 2011, such costs incurred by the Company were approximately $2 million.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Revenue by Type
Physical and other	$399	$422	$(23)	-5%
Digital	205	178	27	15%
Licensing	57	62	(5)	-8%

Total Recorded Music	661	662	(1)	—
Mechanical	33	39	(6)	-15%
Performance	48	44	4	9%
Synchronization	24	24	—	—
Digital	15	11	4	36%
Other	3	2	1	50%

Total Music Publishing	123	120	3	3%
Intersegment elimination	(5)	(4)	(1)	25%

Total Revenue	$779	$778	$1	—

Revenue by Geographical Location
U.S. Recorded Music	$258	$249	$9	4%
U.S. Publishing	41	39	2	5%

Total U.S.	299	288	11	4%
International Recorded Music	403	413	(10)	-2%
International Publishing	82	81	1	1%

Total International	485	494	(9)	-2%
Intersegment eliminations	(5)	(4)	(1)	25%

Total Revenue	$779	$778	$1	—

Total Revenue

Total revenues increased by $1 million to $779 million for the three months ended December 31, 2011 from $778 million for the three months ended December 31, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenues for the three months ended December 31, 2011, respectively, compared to 85% and 15% for the three months ended December 31, 2010, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 38% and 62% of total revenues for the three months ended December 31, 2011 and 37% and 63% of total revenues for the three months ended December 31, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $4 million, or 1%.

Total digital revenues after intersegment eliminations increased by $32 million, or 17%, to $219 million for the three months ended December 31, 2011 from $187 million for the three months ended December 31, 2010. Total digital revenues represented 28% and 24% of consolidated revenues for the three months ended December 31, 2011 and December 31, 2010, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2011 were comprised of U.S. revenues of $122 million and international revenues of $98 million, or 55% and 45% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2010 were comprised of U.S. revenues of $102 million and international revenues of $87 million, or 54% and 46% of total digital revenues, respectively.

Recorded Music revenues decreased by $1 million to $661 million for the three months ended December 31, 2011 from $662 million for the three months ended December 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 84% and 85% of consolidated revenues, for the three months ended December 31, 2011 and December 31, 2010, respectively. U.S. Recorded Music revenues were $258 million and $249 million, or 39% and 38% of consolidated Recorded Music revenues for the three months ended December 31, 2011 and December 31, 2010, respectively. International Recorded Music revenues were $403 million and $413 million, or 61% and 62% of consolidated Recorded Music revenues for the three months ended December 31, 2011 and December 31, 2010, respectively.

This performance reflected a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. Digital revenues increased by $27 million, or 15%, for the three months ended December, 2011, driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. These increases were offset by declines in our European concert promotion business which reflected the timing and composition of touring schedules in the current period as compared with the prior-year quarter. In addition, licensing revenues decreased $5 million, or 8%, to $57 million for the three months ended December 31, 2011, due primarily to timing. Excluding the favorable impact of foreign currency exchange rates, total recorded music revenues decreased by $5 million, or 1%.

Music Publishing revenues increased by $3 million, or 3%, to $123 million for the three months ended December 31, 2011 from $120 million for the three months ended December 31, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 16% and 15% of consolidated revenues, for the three months ended December 31, 2011 and December 31, 2010, respectively. U.S. Music Publishing revenues were $41 million and $39 million, or 33% of Music Publishing revenues for the three months ended December 31, 2011 and December 31, 2010, respectively. International Music Publishing revenues were $82 million and $81 million, or 67% of Music Publishing revenues for the three months ended December 31, 2011 and December 31, 2010, respectively.

The increase in Music Publishing revenue was driven primarily by increases in performance revenue and digital revenue, partially offset by the expected decrease in mechanical revenue. The increase in performance revenue was driven by a stronger advertising market, strong chart positions as well as recent acquisitions. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry.

Revenue by Geographical Location

U.S. revenues increased by $11 million, or 4%, to $299 million for the three months ended December 31, 2011 from $288 million for the three months ended December 31, 2010. The overall increase in the U.S. Recorded Music business reflected a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. The increase in digital revenues were driven by growth in digital downloads and the continued success of streaming services, partially offset by the continued decline in mobile revenue primarily related to lower ringtone demand.

International revenues decreased by $9 million, or 2%, to $485 million for the three months ended December 31, 2011 from $494 million for the three months ended December 31, 2010. The overall decrease in international revenues were driven primarily by declines in our European concert promotion business which reflected the timing and composition of touring schedules in the current period as compared with the prior-year quarter and the ongoing impact of the transition from physical to digital sales in the recorded music industry, partially offset by (i) the success of Michael Bublé’s “Christmas” which was released in the current period and (ii) an increase in digital revenue, primarily as a result of continued growth in global downloads and streaming. Revenue growth in Germany and Japan was more than offset by declines in France. Excluding the favorable impact of foreign currency exchange rates, total international revenues decreased $13 million or 3%.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$261	$262	$(1)	—%
Product costs	141	150	(9)	-6%
Licensing costs	22	19	3	16%

Total cost of revenues	$424	$431	$(7)	-2%

Our cost of revenues decreased by $7 million, or 2%, to $424 million for the three months ended December 31, 2011 from $431 million for the three months ended December 31, 2010. Expressed as a percentage of revenues, cost of revenues were 54% and 55% for the three months ended December 31, 2011 and December 31, 2010, respectively.

Artist and repertoire costs decreased slightly by $1 million to $261 million for the three months ended December 31, 2011 from $262 million for the three months ended December 31, 2010. Artist and repertoire costs as a percentage of revenues remained flat at 34% for three months ended December 31, 2011 and December 31, 2010.

Product costs decreased $9 million, or 6%, to $141 million for the three months ended December 31, 2011 from $150 million for the three months ended December 31, 2010, primarily as a result of lower non-traditional recorded music business costs related to the decrease in revenue from our European concert promotion businesses. Costs associated with our non-traditional recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of revenues decreased from 19% for the three months ended December 31, 2010 to 18% for the three months ended December 31, 2011 due primarily to changes in revenue mix as some of our non-traditional recorded music businesses, particularly concert promotions, typically yield lower margins than our traditional recorded music model.

Licensing costs increased by $3 million, or 16%, to $22 million for the three months ended December 31, 2011 from $19 million for the three months ended December 31, 2010. Licensing costs as a percentage of licensing revenues increased from 31% for the three months ended December 31, 2010 to 39% for the three months ended December 31, 2011, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$146	$134	$12	9%
Selling and marketing expense	106	116	(10)	-9%
Distribution expense	16	16	—	—%

Total selling, general and administrative expense	$268	$266	$2	1%

(1)	Includes depreciation expense of $12 million and $9 million for the three months ended December 31, 2011 and December 31, 2010, respectively.

Total selling, general and administrative expense increased by $2 million, or 1%, to $268 million for the three months ended December 31, 2011 from $266 million for the three months ended December 31, 2010. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 34% for the three months ended December 31, 2011 and December 31, 2010.

General and administrative expenses increased by $12 million, or 9%, to $146 million for the three months ended December 31, 2011 from $134 million for the three months ended December 31, 2010. Expressed as a percentage of revenues, general and administrative expenses increased from 17% for the three months ended December 31, 2010 to 19% for the three months ended December 31, 2011. The increase in general and administrative expense was driven primarily by higher variable compensation expense, an increase in professional fees incurred in connection with our bid to acquire EMI of $3 million and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger, partially offset by lower severance charges in the current period and continued cost management efforts.

Selling and marketing expense decreased by $10 million, or 9%, to $106 million for the three months ended December 31, 2011 from $116 million for the three months ended December 31, 2010, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased from 15% for the three months ended December 31, 2010 to 14% for the three months ended December 31, 2011, primarily as a result of the strong sales performance of Michael Bublé’s “Christmas,” which had a lower proportionate marketing spend.

Distribution expense remained flat at $16 million for the three months ended December 31, 2011 and December 31, 2010. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended December 31, 2011 and December 31, 2010.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	Successor	Predecessor	2011 vs. 2010
	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
OIBDA	$99	$90	$9	10%
Depreciation expense	(12)	(9)	(3)	33%
Amortization expense	(48)	(54)	6	-11%

Operating income	39	27	12	44%
Interest expense, net	(57)	(47)	(10)	21%
Other expense, net	(2)	—	(2)	—

Loss before income taxes	(20)	(20)	—	—
Income tax (expense) benefit	(6)	2	(8)	—

Net loss	(26)	(18)	(8)	44%
Less: income attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Warner Music Group Corp.	$(26)	$(18)	$(8)	44%

OIBDA

Our OIBDA increased by $9 million, or 10%, to $99 million for the three months ended December 31, 2011 as compared to $90 million for the three months ended December 31, 2010. Expressed as a percentage of revenues, total OIBDA margin increased from 12%, for the three months ended December 31, 2010, to 13%, for the three months ended December 31, 2011. Our OIBDA increase was primarily driven by previously announced cost savings initiatives, lower product costs associated with our European concert promotion businesses and lower severance charges, partially offset by an increase in variable compensation expense and an increase in professional fees incurred in connection with our bid to acquire EMI. In addition, OIBDA margin improvements were driven by the strong sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $3 million, or 33%, to $12 million for the three months ended December 31, 2011 as compared to $9 million for the three months ended December 31, 2010, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Amortization expense

Amortization expense decreased by $6 million, or 11%, to $48 million for the three months ended December 31, 2011 as compared to $54 million for the three months ended December 31, 2010. The decrease was primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives.

Operating income

Our operating income increased $12 million, or 44%, to $39 million, for the three months ended December 31, 2011 as compared to operating income of $27 million for the three months ended December 31, 2010. The increase in operating income was primarily a result of the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense noted above.

Interest expense, net

Our interest expense, net, increased $10 million, or 21%, to $57 million for the three months ended December 31, 2011 as compared to $47 million for the three months ended December 31, 2010. The increase was driven by our new debt obligations which were issued with higher interest rates.

See “—Financial Condition and Liquidity” for more information.

Other expense, net

Other expense, net for the three months ended December 31, 2011 and December 31, 2010 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax (expense) benefit

We incurred income tax expense of $6 million for the three months ended December 31, 2011 as compared to a benefit of $2 million for the three months ended December 31, 2010. The increase in income tax expense primarily relates to a one-time tax benefit during the three months ended December 31, 2010 related to the release of valuation allowance associated with acquisitions.

We are currently under examination by various taxing authorities. We expect that $6 million of the total accrual of uncertain tax positions, which is $13 million as of December 31, 2011, will be paid during the next twelve months.

Net loss

Our net loss increased by $8 million, to a net loss of $26 million for the three months ended December 31, 2011 as compared to a net loss of $18 million for the three months ended December 31, 2010. The increase was driven by increases in interest expense and income tax expense, partially offset by an increase in operating income noted above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Recorded Music
Revenue	$661	$662	$(1)	—
OIBDA	102	90	12	13%
Operating income	$61	$47	14	30%
Music Publishing
Revenue	$123	$120	$3	3%
OIBDA	18	18	—	—%
Operating income	$2	$—	$2	—
Corporate expenses and eliminations
Revenue	$(5)	$(4)	$(1)	25%
OIBDA	(21)	(18)	(3)	17%
Operating loss	$(24)	$(20)	$(4)	20%
Total
Revenue	$779	$778	$1	—
OIBDA	99	90	9	10%
Operating income	$39	$27	$12	44%

Recorded Music

Revenues

Recorded Music revenues decreased by $1 million to $661 million for the three months ended December 31, 2011 from $662 million for the three months ended December 31, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 84% and 85% of consolidated revenues, for the three months ended December 31, 2011 and December 31, 2010, respectively. U.S. Recorded Music revenues were $258 million and $249 million, or 39% and 38% of consolidated Recorded Music revenues for the three months ended December 31, 2011 and December 31, 2010, respectively. International Recorded Music revenues were $403 million and $413 million, or 61% and 62% of consolidated Recorded Music revenues for the three months ended December 31, 2011 and December 31, 2010, respectively. This performance reflected a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the ongoing impact of the transition from physical to digital sales. Digital revenues increased by $27 million, or 15%, for the three months ended December, 2011, driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. These increases were offset by declines in our European concert promotion business which reflected the timing and composition of touring schedules in the current period as compared with the prior-year quarter. In addition, licensing revenues decreased $5 million, or 8%, to $57 million for the three months ended December 31, 2011, due primarily to timing. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased by $5 million, or 1%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$178	$177	$1	1%
Product costs	141	151	(10)	-7%
Licensing costs	22	19	3	16%

Total cost of revenues	$341	$347	$(6)	-2%

Recorded Music cost of revenues decreased $6 million, or 2%, for the three months ended December 31, 2011. The decrease in product costs was primarily the result of lower non-traditional recorded music business costs related to the decrease in revenue from our European concert promotion businesses. Costs associated with our non-traditional recorded music businesses are primarily recorded as a component of product costs. The increase in licensing costs was driven primarily by changes in revenue mix. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 52% for the three months ended December 31, 2011 and December 31, 2010.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$105	$100	$5	5%
Selling and marketing expense	105	115	(10)	-9%
Distribution expense	16	16	—	—%

Total selling, general and administrative expense	$226	$231	$(5)	-2%

(1)	Includes depreciation expense of $8 million and $6 million for the three months ended December 31, 2011 and December 31, 2010, respectively.

Recorded Music selling, general and administrative expense decreased $5 million, for the three months ended December 31, 2011. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned and continued cost-management efforts. The increase in general and administrative expense was driven primarily by higher variable compensation expense and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger, partially offset by lower severance charges in the current period. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased from 35% for the three months ended December 31, 2010 to 34% for the three months ended December 31, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
OIBDA	$102	$90	$12	13%
Depreciation and amortization	(41)	(43)	2	-5%

Operating income	$61	$47	$14	30%

Recorded Music OIBDA increased by $12 million, or 13%, to $102 million for the three months ended December 31, 2011 compared to $90 million for the three months ended December 31, 2010. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 15% for the three months ended December 31, 2011 from 14% for the three months ended December 31, 2010. Our Recorded Music OIBDA increase was primarily driven by previously announced cost savings initiatives, decreases in product costs associated with our European concert promotion business, decreases in selling and marketing expense and lower severance charges, partially offset by an increase in variable compensation expense. In addition, OIBDA margin improvements were driven by the strong sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend.

Recorded Music operating income increased by $14 million, due primarily to the increase in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $3 million, or 3%, to $123 million for the three months ended December 31, 2011 from $120 million for the three months ended December 31, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 16% and 15% of consolidated revenues, for the three months ended December 31, 2011 and December 31, 2010, respectively. U.S. Music Publishing revenues were $41 million and $39 million, or 33% of Music Publishing revenues for the three months ended December 31, 2011 and December 31, 2010, respectively. International Music Publishing revenues were $82 million and $81 million, or 67% of Music Publishing revenues for the three months ended December 31, 2011 and December 31, 2010, respectively.

The increase in Music Publishing revenue was driven primarily by increases in performance revenue and digital revenue, partially offset by the expected decrease in mechanical revenue. The increase in performance revenue was driven by a stronger advertising market, strong chart positions as well as recent acquisitions. The increase in digital revenue reflected growth in global digital downloads and certain streaming services. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
Artist and repertoire costs	$88	$89	$(1)	-1%

Total cost of revenues	$88	$89	$(1)	-1%

Music Publishing cost of revenues decreased $1 million, or 1%, to $88 million for the three months ended December 31, 2011, from $89 million for the three months ended December 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 72% for the three months ended December 31, 2011 from 74% for the three months ended December 31, 2010, primarily as a result of our newly acquired publishing rights which have improved the Company’s net publishers share and the extension of existing agreements with more favorable splits, partially offset by an increase in unproven artist spend.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	Successor	Predecessor
	For the Three Months Ended December 31,		2011 vs. 2010
	2011	2010	$ Change	% Change
General and administrative expense (1)	$18	$14	$4	29%

Total selling, general and administrative expense	$18	$14	$4	29%

(1)	Includes depreciation expense of $1 million for the three months ended December 31, 2011 and December 31, 2010.

Music Publishing selling, general and administrative expense increased to $18 million for the three months ended December 31, 2011 as compared with $14 million for the three months ended December 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased from 12% to 15% for the three months ended December 31, 2011 and December 31, 2010, respectively. The increase was driven by general and administrative costs from newly acquired businesses and an increase in variable compensation expense.

OIBDA and Operating Income

Music Publishing operating income included the following (in millions):

	Successor	Predecessor	2011 vs. 2010
	For the Three Months Ended December 31,
	2011	2010	$ Change	% Change
OIBDA	$18	$18	$—	—
Depreciation and amortization	(16)	(18)	2	-11%

Operating income	$2	$—	$2	—

Music Publishing OIBDA remained flat at $18 million for the three months ended December 31, 2011 and December 31, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin also remained flat at 15% for the three months ended December 31, 2011 and December 31, 2010, as a result of an increase in revenue and a slight decrease in cost of revenue offset by an increase in selling, general and administrative expenses noted above.

Music Publishing operating income increased by $2 million due primarily as a result of a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased from $18 million for the three months ended December 31, 2010 to $21 million for the three months ended December 31, 2011, primarily as a result of increases in severance charges and variable compensation during the current period as well as an increase in professional fees incurred in connection with our bid to acquire EMI.

Our operating loss from corporate expenses and eliminations increased from $20 million for the three months ended December 31, 2010 to $24 million for the three months ended December 31, 2011 due to the decrease in OIBDA noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2011, we had $2.214 billion of debt, $168 million of cash and equivalents (net debt of $2.046 billion, defined as total debt less cash and equivalents and short-term investments) and $1.025 billion in Warner Music Group Corp. equity. This compares to $2.217 billion of debt, $154 million of cash and equivalents (net debt of $2.063 billion, defined as total debt less cash and equivalents and short-term investments) and $1.065 billion in Warner Music Group Corp. equity at September 30, 2011. Net debt decreased by $17 million as a result of (i) a $14 million increase in cash and equivalents and (ii) a $3 million decrease in long-term debt related to the amortization of premiums on our Existing Secured Notes and Secured WMG Notes and accretion of the discount on our Unsecured WMG Notes.

The $40 million decrease in Warner Music Group Corp. equity during the three months ended December 31, 2011 consisted of $26 million of net loss for the three months ended December 31, 2011 and foreign currency exchange movements of $14 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2011 and December 31, 2010 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following (in millions):

	Successor	Predecessor
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
Cash provided by (used in):
Operating activities	$25	$(113)
Investing activities	(11)	(66)
Financing activities	(1)	—

Operating Activities

Cash provided by operating activities was $25 million for the three months ended December 31, 2011 as compared with cash used in operating activities of $113 million for the three months ended December 31, 2010. The $138 million increase in cash provided by operations related to a combination of higher OIBDA during the current-year quarter, the variable timing of our working capital requirements which include the timing of sales and collections in the period, the timing of artist and repertoire spend compared to the prior-year, a decrease in cash paid for severance and lower total cash bonus payouts in the current quarter than in the prior year period. In addition, our cash interest paid decreased to $79 million for the three months ended December 31, 2011 as compared with $88 million for the three months ended December 31, 2010 as a result of a shorter accrual cycle on certain of our new debt obligations which were issued in July 2011. Subsequent to the refinancing in connection with the Merger, all of the Company’s cash interest payments on its bonds are paid semi-annually in the first and third quarters of its fiscal year.

Investing Activities

Cash used in investing activities was $11 million for the three months ended December 31, 2011 as compared with $66 million for the three months ended December 31, 2010. The $11 million of cash used in investing consisted of $7 million to acquire music publishing rights and $6 million for capital expenditures, partially offset by $2 million received for the sale of a music publishing catalog. The $66 million of cash used in investing activities in the three months ended December 31, 2010 consisted of $44 million to acquire businesses, $14 million to acquire music publishing rights and $8 million in capital expenditures.

Financing Activities

Cash used in financing activities of $1 million for the three months ended December 31, 2011 represented distributions to our noncontrolling interest holders.

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

As of December 31, 2011, our long-term debt was as follows (in millions):

Revolving Credit Facility (a)	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp. (b)	1,160
9.5% Secured WMG Notes due 2016—Acquisition Corp. (c)	156
11.5% Unsecured WMG Notes due 2018—Acquisition Corp. (d)	748
13.75% Holdings Notes due 2019—Holdings (e)	150

Total long term debt	$2,214

(a)	Reflects $60 million of commitments under the Revolving Credit Facility which had no amounts outstanding at December 31, 2011.
(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premium of $60 million.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premium of $6 million.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discount of $17 million.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million.

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

Existing Secured Notes

As of December 31, 2011, Acquisition Corp. had $1.160 billion of debt represented by its 9.5% Senior Secured Notes due 2016 (the “Existing Secured Notes”). Acquisition Corp. issued $1.1 billion aggregate principal amount of Existing Secured Notes in 2009 pursuant to the Indenture, dated as of May 28, 2009 (as amended and supplemented, the “Existing Secured Notes Indenture”), among the Acquisition Corp., the guarantors party thereto, and Wells Fargo Bank, National Association as trustee.

The Existing Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID was equal to the difference between the stated principal amount and the issue price. Following the Merger, in accordance with the guidance under ASC 805, these notes were recorded at fair value in conjunction with acquisition-method accounting. This resulted in the elimination of the predecessor discount and the establishment of a $65 million successor premium based on market data as of the closing date. This premium will be amortized using the effective interest rate method and reported as an offset to non-cash interest expense. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum.

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

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Existing Secured Notes.

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

Secured WMG Notes

On the Closing Date, the Initial OpCo Issuer issued $150 million aggregate principal amount of 9.5% Senior Secured Notes due 2016 (the “Secured WMG Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Secured WMG Notes Indenture”), between the Initial OpCo Issuer and Wells Fargo Bank, National Association as trustee (the “Trustee”). Following the completion of the OpCo Merger on the Closing Date, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of the Closing Date (the “Secured WMG Notes First Supplemental Indenture”), with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of the Initial OpCo Issuer under the Secured WMG Notes and (ii) each Guarantor became a party to the Secured WMG Notes Indenture and provided an unconditional guarantee on a senior secured basis of the obligations of Acquisition Corp. under the Secured WMG Notes.

The Secured WMG Notes were issued at 104.75% of their face value for total net proceeds of $157 million, with an effective interest rate of 8.32%. The original issue premium (OIP) was $7 million. The OIP is the difference between the stated principal amount and the issue price. The OIP will be amortized over the term of the Secured WMG Notes using the effective interest rate method and reported as an offset to non-cash interest expense. The Secured WMG Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at fixed rate of 9.5% per annum.

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

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Secured WMG Notes.

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

Senior Unsecured WMG Notes

On the Closing Date, the Initial OpCo Issuer issued $765 million aggregate principal amount of 11.5% Senior Unsecured Notes due 2018 (the “Unsecured WMG Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Unsecured WMG Notes Indenture”), between the Initial OpCo Issuer and Wells Fargo Bank, National Association as trustee (the “Trustee”). Following the completion of the OpCo Merger on the Closing Date, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of the Closing Date (the “Unsecured WMG Notes First Supplemental Indenture”), with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the Indenture and assumed the obligations of the Initial OpCo Issuer under the Unsecured WMG Notes and (ii) each Guarantor became a party to the Unsecured WMG Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Unsecured WMG Notes.

The Unsecured WMG Notes were issued at 97.673% of their face value for total net proceeds of $747 million, with an effective interest rate of 12%. The original issue discount (OID) was $17 million. The OID is the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 11.5% per annum.

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

On December 8th, 2011 the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior unsecured basis, the payments of Acquisition Corp. on the Unsecured WMG Notes.

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

Events of Default

Events of default under the Unsecured WMG Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Unsecured WMG Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events, material judgment defaults, and actual or asserted invalidity of a guarantee of a significant subsidiary subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Unsecured WMG Notes to become or to be declared due and payable.

Senior Holdings Notes

On the Closing Date, the Initial Holdings Issuer issued $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Holdings Merger on the Closing Date, Holdings entered into a Supplemental Indenture, dated as of the Closing Date (the “Holdings Notes First Supplemental Indenture”), with the Trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

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

Events of Default

Events of default under the Holdings Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Holdings Notes Indenture; cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events; and material judgment defaults, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Holdings Notes to become or to be declared due and payable.

Guarantee of Holdings Notes

On August 2, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Holdings Notes Guarantee”), on a senior unsecured basis, the payments of Holdings on the Holdings Notes.

Guarantee of Acquisition Corp. Notes

On December 8, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Acquisition Corp. Notes Guarantee”), (i) on a senior unsecured basis, the payments of Acquisition Corp. on the Acquisition Corp. Unsecured WMG Notes and (ii) on a senior secured basis, the payments of Acquisition Corp. on the Acquisition Corp. Existing Secured Notes and the Secured WMG Notes.

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

Refinancing of Existing Notes Following the Merger

On July 20, 2011 (the “Early Acceptance Date”), each of Holdings and Acquisition Corp. accepted for purchase in connection with their previously announced tender offers and related consent solicitations in respect of the Existing Notes, such Existing Notes as had been tendered at or prior to 5:00 p.m., New York City time, on July 11, 2011 (the “Early Consent Time”). Each of Holdings and Acquisition Corp. then issued a notice of redemption relating to all Existing Notes not accepted for payment on the Early Acceptance Date. Following payment for the Existing Notes tendered at or prior to the Early Consent Time, each of Holdings and Acquisition Corp. deposited with Wells Fargo Bank, National Association, as trustee (the “Trustee”) under (i) the Indenture, dated as of April 8, 2004, as amended, among Acquisition Corp., the subsidiary guarantors party thereto and the Trustee (the “Warner Music Group Existing Indenture”), relating to the Existing Acquisition Corp. Notes and (ii) the Indenture, dated as of December 23, 2004, among Holdings, the Company, as guarantor, and the Trustee (the “Holdings Existing Indenture”), relating to the Existing Holdings Notes (such indenture, together with the Acquisition Corp. Existing Indenture, the “Existing Indentures”), funds sufficient to satisfy all obligations remaining under the Existing Indentures with respect to the Existing Notes not accepted for payment on the Early Acceptance Date. The Trustee then entered into a Satisfaction and Discharge of Indenture, each dated as of July 21, 2011, with respect to each Existing Indenture. On July 27, 2011, each of Holdings and Acquisition Corp. accepted for purchase such Existing Notes as were tendered after the Early Acceptance Date and prior to 12:00 am on July 26, 2011. The remaining Existing Notes were discharged in August 2011 to complete the redemption.

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the management agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) stock-based compensation expense and also includes an add-back for certain projected cost savings and synergies.

The indentures governing our notes use a similar financial measure called “EBITDA.” However, the financial measure used in the indentures governing the notes may differ from Consolidated EBITDA as presented herein. Consolidated EBITDA may include additional adjustments not included in EBITDA as defined in the indentures, including, for example, some of the definitions that have an add-back for certain projected cost savings and synergies similar to consolidated EBITDA and some that do not, that may cause calculations under such definitions of EBITDA and Consolidated EBITDA, as presented herein, to differ.

Consolidated EBITDA is presented herein because it is a material component of the leverage ratio contained in our Credit Agreement. Non-compliance with the leverage ratio could result in the inability to use our Revolving Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated EBITDA in the Credit Agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

Consolidated EBITDA as presented below is not a measure of the performance of our business and should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Adjusted Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Credit Agreement for the most recently ended four fiscal quarters ended December 31, 2011. The terms and related calculations are defined in the Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended December 31, 2011
Net Loss	$(179)
Income tax expense	37
Interest expense, net	190
Depreciation and amortization	255
Restructuring costs (a)	34
Net hedging losses (b)	2
Management fees (c)	3
Stock compensation expense (d)	22
Transaction costs (e)	57
Proforma savings (f)	40

Consolidated EBITDA	$461

Consolidated Funded Indebtedness (g)	$2,046

Leverage Ratio (h)	4.44x

(a)	Reflects severance costs.
(b)	Reflects net losses from hedging activities.
(c)	Reflects management fees paid to Access.
(d)	Reflects stock based compensation costs.
(e)	Reflects costs mainly associated with the Merger.
(f)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended December 31, 2011. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost savings and synergies.
(g)	Reflects the principal balance of external debt at Acquisition Corp of $2.015 billion, as well as contractual obligations of deferred purchase price of approximately $15 million and contingent consideration related to acquisitions of approximately $15 million as of December 31, 2011.
(h)	Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended December 31, 2011. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $5 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Credit Agreement is 6.25x as of the end of any fiscal quarter in fiscal 2012.

Summary

Management believes that funds generated from our operations and borrowings under the Credit Agreement will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Notes, our Existing Secured Notes, our Secured WMG Notes, or our Unsecured WMG Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Notes, Existing Senior Secured Notes, Secured WMG Notes or Unsecured WMG Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited consolidated financial statements for the twelve months ended September 30, 2011, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2011, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2011.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of December 31, 2011, the Company had outstanding hedge contracts for the sale of $218 million and the purchase of $30 million of foreign currencies at fixed rates. Subsequent to December 31, 2011, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2011, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $19 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of Internet Music purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is proceeding into discovery, which is currently scheduled to be substantially completed by May 31, 2012. The parties are scheduled to confer at the end of August 2012 on a class certification briefing schedule, for a determination by the District Court as to whether class treatment is appropriate. The case will proceed into discovery, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

Risks Related to our Business

The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales, artist services revenues and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales, artist services revenues and expanded-rights revenues. While U.S. industry-wide track-equivalent album sales rose in 2011 for the first time since 2004, album sales continued to fall in other countries, such as the U.K., as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

On December 31, 2011, we had $1.376 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. As noted, the Merger was completed during the fourth quarter of fiscal year ended September 30, 2011 and resulted in all assets and liabilities being recognized at fair value as of July 20, 2011. This eliminated the need for the Company to perform a separate annual assessment of the recoverability of its goodwill and intangibles. No indicators of impairment were identified during the Predecessor period that required the Company to perform an interim assessment or recoverability test, nor were any identified during the Successor period. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.612 billion of definite-lived intangible assets as of December 31, 2011. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 62% of our revenues related to operations in foreign territories for the three months ended December 31, 2011. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2011, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 Acquisition, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact. As of the completion of the Merger in July 2011, we have targeted cost savings over the next nine fiscal quarters following the merger of $50 million to $65 million based on identified cost savings initiatives and opportunities. While a portion of these initiatives and opportunities have been implemented, there can be no assurances that additional cost savings will be achieved in full or at all.

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

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding indebtedness that we issued prior to, or in connection with, the Merger, and could also subsequently sell any such indebtness. Any purchase or sale of such indebtedness may affect the value of, trading price or liquidity of such indebtedness.

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

We are highly leveraged. As of December 31, 2011, our total consolidated indebtedness was $2.214 billion. In addition, we would have been able to borrow up to $60 million under our Revolving Credit Facility.

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

Effective January 31, 2012, Edgar Bronfman, Jr. stepped down as Chairman. Mr. Bronfman remains a director of the Company. A new Chairman will be appointed in due course. An interim Chairman will be appointed for all meetings on an ad hoc basis until a permanent Chairman is appointed.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Third Amended and Restated Bylaws of Warner Music Group Corp. (2)

4.1	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the New Secured Notes (3)

4.2	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the Existing Secured Notes (3)

4.3	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the 11.5% Senior Notes due 2018 (3)

10.1	Employment Agreement, dated as of November 10, 2011, between Warner Music Inc. and Brian Roberts. † (4)

10.2	Separation Agreement and Release, dated November 10, 2011, between Warner Music inc. and Steven Macri. †(4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2011, filed on February 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements***

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011

(File No. 001-32502).

(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 26, 2011

(File No. 001-32502).

(3)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (File No. 001-32502).
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2012

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)