Form 10-Q
period 2012-03-31
Warner Music Group Corp.
filed 2012-05-15
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There is no public market for the Registrant’s common stock. As of May 15, 2012 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is owned by AI Entertainment Holdings LLC (formerly Airplanes Music LLC), which is an affiliate of Access Industries, Inc.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31, 2012	September 30, 2011
	(in millions)
Assets
Current assets:
Cash and equivalents	$272	$154
Accounts receivable, less allowances of $73 and $40 million	306	385
Inventories	27	29
Royalty advances expected to be recouped within one year	129	135
Deferred tax assets	54	54
Other current assets	50	45

Total current assets	838	802
Royalty advances expected to be recouped after one year	158	173
Property, plant and equipment, net	172	182
Goodwill	1,376	1,372
Intangible assets subject to amortization, net	2,588	2,678
Intangible assets not subject to amortization	102	102
Other assets	70	71

Total assets	$5,304	$5,380

Liabilities and Equity
Current liabilities:
Accounts payable	$143	$165
Accrued royalties	1,004	974
Accrued liabilities	202	217
Accrued interest	89	55
Deferred revenue	102	101
Other current liabilities	3	10

Total current liabilities	1,543	1,522
Long-term debt	2,212	2,217
Deferred tax liabilities	401	411
Other noncurrent liabilities	136	148

Total liabilities	4,292	4,298

Commitments and Contingencies (See Note 8)
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,129	1,129
Accumulated deficit	(93)	(31)
Accumulated other comprehensive loss, net	(41)	(33)

Total Warner Music Group Corp. equity	995	1,065
Noncontrolling interest	17	17

Total equity	1,012	1,082

Total liabilities and equity	$5,304	$5,380

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues	$628	$684	$1,407	$1,462
Costs and expenses:
Cost of revenues	(323)	(359)	(747)	(790)
Selling, general and administrative expenses (a)	(233)	(252)	(501)	(518)
Transaction costs	—	(2)	—	(2)
Amortization expense	(50)	(55)	(98)	(109)

Total costs and expenses	(606)	(668)	(1,346)	(1,419)

Operating income	22	16	61	43
Interest expense, net	(56)	(47)	(113)	(94)
Other income (expense), net	2	(1)	—	(1)

Loss before income taxes	(32)	(32)	(52)	(52)
Income tax expense	(2)	(7)	(8)	(5)

Net loss	(34)	(39)	(60)	(57)
Less: (income) loss attributable to noncontrolling interest	(2)	1	(2)	1

Net loss attributable to Warner Music Group Corp.	$(36)	$(38)	$(62)	$(56)

Net loss per common share attributable to Warner Music Group Corp.:
Basic		$(0.25)		$(0.37)

Diluted		$(0.25)		$(0.37)

Weighted average common shares:
Basic		150.5		150.2
Diluted		150.5		150.2
(a) Includes depreciation expense of:	$(13)	$(11)	$(25)	$(20)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	(in millions)
Cash flows from operating activities
Net loss	$(60)	$(57)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	123	129
Deferred income taxes	(9)	(8)
Non-cash interest (income) expense	(1)	6
Non-cash share-based compensation expense	—	7
Other non-cash items	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	76	105
Inventories	2	7
Royalty advances	21	(35)
Accounts payable and accrued liabilities	(62)	(154)
Royalties payable	26	(16)
Accrued interest	34	1
Other balance sheet changes	(4)	9

Net cash provided by (used in) operating activities	146	(7)

Cash flows from investing activities
Investments and acquisitions of businesses	(5)	(57)
Acquisition of publishing rights	(13)	(47)
Proceeds from the sale of music catalog	2	—
Capital expenditures	(13)	(22)

Net cash used in investing activities	(29)	(126)

Cash flows from financing activities
Distributions to noncontrolling interest holders	(2)	(1)

Net cash used in financing activities	(2)	(1)

Effect of exchange rate changes on cash and equivalents	3	14

Net increase (decrease) in cash and equivalents	118	(120)
Cash and equivalents at beginning of period	154	439

Cash and equivalents at end of period	$272	$319

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions, except per share amounts)
Balance at September 30, 2011	1,000	$0.001	$1,129	$(31)	$(33)	$1,065	$17	$1,082
Comprehensive loss:
Net loss			—	(62)	—	(62)	2	(60)
Foreign currency translation adjustment			—	—	(8)	(8)	—	(8)

Total comprehensive loss						(70)	2	(68)
Noncontrolling interests						—	(2)	(2)

Balance at March 31, 2012	1,000	$0.001	$1,129	$(93)	$(41)	$995	$17	$1,012

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

On the Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011 the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. The Company has continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing the Company’s outstanding indebtedness. Additionally, the Company filed two exchange offer registration statements with the SEC in connection with the registration of its guarantee of the 11.50% Senior Notes due 2018 issued by Acquisition Corp. and the 13.75% Senior Notes due 2019 issued by Holdings, both of which became effective on March 16, 2012. As a result, the Company is currently required to file reports pursuant to Section 15(d) of the Exchange Act. The Company has included condensed consolidating financial information as a condition to omitting separate financial statements for Acquisition Corp. and Holdings under Section 15(d) of the Exchange Act as permitted by Rule 3-10 of Regulation S-X.

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

The Company plays an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. The Company is also selling recorded music products through other digital distribution channels such as streaming or subscription services. In the case of expanded-rights deals where the Company acquires broader rights in a recording artist’s career, the Company may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. The Company believes expanded-rights deals create better partnerships with its artists, which allow the Company and its artists to work together more closely to create and sustain artistic and commercial success.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music and further expanded its production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010 and 615 Music in 2011, collectively branded as Warner/Chappell Production Music.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended September 30, 2012.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to March 31, 2012 and March 31, 2011 relate to the three and six-month periods ended March 30, 2012 and March 25, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined no additional disclosures are necessary.

New Accounting Pronouncements

During the second quarter of fiscal 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement to present components of reclassifications of comprehensive income on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. Both ASU 2011-05 and 2011-12 will be effective as of October 1, 2012 for the Company and are not expected to have a significant impact on our financial statements, other than presentation.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard is not expected to have a significant impact on our financial statements.

3. Comprehensive (Loss) Income

Comprehensive (loss) income consists of net loss and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive (loss) income primarily consist of foreign currency translation gains and losses and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include foreign exchange contracts. The following summary sets forth the components of accumulated other comprehensive loss, net of related taxes:

	Foreign Currency Translation Loss	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain	Accumulated Other Comprehensive Loss
	(in millions)
Balance at September 30, 2011	$(35)	$1	$1	$(33)

Activity through March 31, 2012	(8)	—	—	(8)

Balance at March 31, 2012	$(43)	$1	$1	$(41)

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

The table below presents the consideration transferred and the final allocation of purchase price to the assets and liabilities acquired as a result of the Merger:

(in millions)
Cash paid to acquire outstanding WMG shares	$1,228
Cash paid to settle equity awards	50

Total cash consideration	1,278
Less: Cash paid by WMG	(179)

Net Investment	1,099
WMG shares previously held by Parent	30

Total consideration to be allocated	$1,129

Fair Value of assets acquired and liabilities assumed:
Cash	$140
Accounts receivable	331
Inventory	28
Artist advances*	341
Property, plant and equipment	182
Intangible assets	2,879
Other assets*	117
Current liabilities*	(1,544)
Deferred income tax liabilities	(363)
Deferred revenue	(115)

Other noncurrent liabilities*	(173)
Debt	(2,049)
Noncontrolling interests	(17)

Fair value of net assets acquired	(243)
Goodwill recorded*	1,372

Total consideration allocated	$1,129

*	Amounts have been adjusted as a result of changes in the final purchase price allocation related to the Merger.

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

The components of the intangible assets identified in the table above and the related useful lives, segregated by our reportable segments, are as follows:

	Value	Useful Life
	(in millions)
Recorded Music
Trademarks/trade names	$51	Indefinite
Trademarks/trade names	7	7 years
Catalog	560	5-11 years
Artist contracts	520	8-12 years
Music Publishing
Trademarks/trade names	$51	Indefinite
Copyrights	1,530	28 years
Songwriter contracts	160	29 years

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2012:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2011*	$908	$464	$1,372
Acquisitions	5	—	5
Dispositions	—	—	—
Other adjustments	(1)	—	(1)

Balance at March 31, 2012	$912	$464	$1,376

*	Amounts have been adjusted as a result of changes in the final purchase price allocation related to the Merger.

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

Other Intangible Assets

Other intangible assets consist of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog (a)	$546	$551
Music publishing copyrights (a)	1,502	1,486
Artist and songwriter contracts (a)	667	672
Trademarks	7	7

	2,722	2,716
Accumulated amortization	(134)	(38)

Total net intangible assets subject to amortization	2,588	2,678
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,690	$2,780

(a)	During the six months ended March 31, 2012, the Company finalized the allocation of intangible assets on a legal entity basis as of the Closing Date. As a result of the allocation to entities with foreign currencies, the September 30, 2011 balance sheet has been adjusted to reflect the foreign currency translation of these assets since the acquisition date. The aggregate adjustments included a decrease to intangible assets of approximately $40 million, a decrease to deferred income taxes of approximately $9 million and a decrease to Other Comprehensive Income of approximately $31 million, net of tax.

6. Debt

Debt Capitalization

Long-term debt consisted of the following:

	March 31, 2012	September 30, 2011
	(in millions)
Revolving Credit Facility (a)	$—	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp (b)	1,157	1,162
9.5% Secured WMG Notes due 2016—Acquisition Corp (c)	156	157
11.5% Unsecured WMG Notes due 2018—Acquisition Corp (d)	749	748
13.75% Holdings Notes due 2019—Holdings (e)	150	150

Total long term debt	$2,212	$2,217

(a)	Reflects $60 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at March 31, 2012. There were no loans outstanding under the Revolving Credit Facility as of March 31, 2012.
(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premiums of $57 million and $62 million at March 31, 2012 and September 30, 2011, respectively.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premiums of $6 million and $7 million at March 31, 2012 and September 30, 2011, respectively.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discounts of $16 million and $17 million at March 31, 2012 and September 30, 2011, respectively.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million.

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

Existing Secured Notes

Acquisition Corp. issued $1.1 billion aggregate principal amount of its 9.5% Senior Secured Notes due 2016 (the “Existing Secured Notes”) in 2009. The Existing Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID was equal to the difference between the stated principal amount and the issue price. Following the Merger, in accordance with the acquisition method of accounting described in Note 1, these notes were recorded at fair value. This resulted in the elimination of the predecessor discount and the establishment of a $65 million successor premium based on market data as of the closing date of the Merger. This premium will be amortized using the effective interest rate method and reported as a component within non-cash interest expense. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum.

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

On December 8, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Existing Secured Notes.

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

On December 8, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Secured WMG Notes.

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

On December 8, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of Acquisition Corp. on the Unsecured WMG Notes.

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

Exchange Offer

In connection with the issuance of the Unsecured WMG Notes, Acquisition Corp. entered into a registration rights agreement relating to the Unsecured WMG Notes, pursuant to which Acquisition Corp. agreed to use its commercially reasonable efforts to file, and did initially file on January 25, 2012, a registration statement with the SEC (as amended, the “WMG Exchange Offer Registration Statement”), to permit holders to exchange the Unsecured WMG Notes (the “Old Unsecured WMG Notes”) for registered notes with terms substantially identical to the Old Unsecured WMG Notes, except the exchange notes would not contain certain terms with respect to the payment of additional interest or transfer restrictions. On March 16, 2012, the WMG Exchange Offer Registration Statement was declared effective by the SEC, and Acquisition Corp. completed the exchange offer on April 25, 2012. On the settlement date, Acquisition Corp. accepted for exchange $708 million aggregate principal amount of Old Unsecured WMG Notes.

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

The Holdings Notes are not guaranteed by any of its subsidiaries. On August 2, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of Holdings related to the Holdings Notes.

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

Exchange Offer

In connection with the issuance of the Holdings Notes, Holdings entered into a registration rights agreement relating to the Holdings Notes, pursuant to which Holdings agreed to use its commercially reasonable efforts to file, and did initially file on January 25, 2012, a registration statement with the SEC (as amended, the “Holdings Exchange Offer Registration Statement”), to permit holders to exchange the Holdings Notes (the “Old Holdings Notes”) for registered notes with terms substantially identical to the Old Holdings Notes, except the exchange notes would not contain certain terms with respect to the payment of additional interest or transfer restrictions. On March 16, 2012, the Holdings Exchange Offer Registration Statement was declared effective by the SEC, and Holdings completed the exchange offer on April 25, 2012. On the settlement date, Holdings accepted for exchange $81.475 million aggregate principal amount of Old Holdings Notes.

Maturities

As of March 31, 2012, there are no scheduled maturities of long-term debt until 2016 ($1.250 billion). Thereafter, $915 million is scheduled to mature. In addition, the final maturity of the Revolving Credit Facility is July 19, 2016.

Interest Expense

Total interest expense, net was $56 million and $47 million for the three months ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor), respectively, and $113 million and $94 million for the six months ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor), respectively. The weighted-average interest rate of the Company’s total debt was 10.5% for the three and six months ended March 31, 2012 (Successor) and 8.9% for the three and six months ended March 31, 2011 (Predecessor).

7. Share-based Compensation

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration there were no outstanding equity awards of the Company as of July 20, 2011 and thereafter.

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $5 million and $7 million for the three and six months ended March 31, 2011 (Predecessor), respectively. As there were no outstanding equity awards subsequent to July 20, 2011 the Company did not recognize any non-cash compensation expense for the three and six months ended March 31, 2012.

8. Commitments and Contingencies

The Company is involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending proceedings is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, it continuously monitors these proceedings as they develop and adjusts any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on the Company, including its brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on its results of operations for a given reporting period.

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against the Company in Federal Court in the Northern District of California. The lawsuits, which were brought by various recording artists, all allege that the Company has improperly calculated the royalties due them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies. Here too, plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. On April 23, 2012, the court issued an order setting out a more orderly process for dealing with the various cases. It set May 24, 2012 for a Case Management Conference for all five actions, and set the same day as the hearing date for the Plaintiffs’ various outstanding motions. In addition, the Court removed the Company’s motion to dismiss from the calendar, with new dates to be set on or after May 24, 2012.

No other dates have been set in the litigation. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

Final Settlement of Class Actions Related to the Merger

The Company awaits a decision on the application for approval by the Supreme Court for the State of New York of the previously disclosed settlement of the claims filed against, inter alia, the Company and its directors in 2011 on behalf of a class of the Company’s shareholders in the action entitled Cournoyer v. Warner Music Group Corp. et al., Index No. 651367/2011 (the “Cournoyer Action”). The Cournoyer Action, as well as two related actions, were brought in connection with the Merger.

As previously disclosed, the settlement did not involve any monetary payment to the class of shareholders. Instead, the Company agreed to publicly disclose additional information about the Merger in a filing that it made with the SEC on June 13, 2011.

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

Interest Rate Risk Management

The Company has $2.212 billion of debt outstanding at March 31, 2012. Based on the level of interest rates prevailing at March 31, 2012, the fair value of this fixed-rate debt was approximately $2.351 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $14 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

As of March 31, 2012, the Company had outstanding hedge contracts for the sale of $263 million and the purchase of $15 million of foreign currencies at fixed rates. As of March 31, 2012, there was no material impact to the Company’s comprehensive loss related to foreign exchange hedging. As of September 30, 2011, the Company had outstanding hedge contracts for the sale of $211 million and the purchase of $37 million of foreign currencies at fixed rates. As of September 30, 2011, the Company had $3 million of deferred losses in comprehensive loss related to foreign exchange hedging.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2011. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While inter-company transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following:

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
March 31, 2012 (Successor)
Revenues	$503	$128	$(3)	$628
OIBDA	48	54	(17)	85
Depreciation expense	(7)	(2)	(4)	(13)
Amortization expense	(34)	(16)	—	(50)

Operating income (loss)	$7	$36	$(21)	$22

March 31, 2011 (Predecessor)
Revenues	$552	$137	$(5)	$684
OIBDA	54	50	(22)	82
Depreciation expense	(7)	(1)	(3)	(11)
Amortization expense	(37)	(18)	—	(55)

Operating income (loss)	$10	$31	$(25)	$16

Six Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
March 31, 2012 (Successor)
Revenues	$1,164	$251	$(8)	$1,407
OIBDA	150	72	(38)	184
Depreciation expense	(15)	(3)	(7)	(25)
Amortization expense	(67)	(31)	—	(98)

Operating income (loss)	$68	$38	$(45)	$61

March 31, 2011 (Predecessor)
Revenues	$1,214	$257	$(9)	$1,462
OIBDA	144	68	(40)	172
Depreciation expense	(13)	(2)	(5)	(20)
Amortization expense	(74)	(35)	—	(109)

Operating income (loss)	$57	$31	$(45)	$43

11. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $79 million and $88 million during the six months ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor), respectively. The Company paid approximately $24 million and $10 million of income and withholding taxes, net of refunds, during the six months ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor), respectively. The $24 million of cash tax payments during the six months ended March 31, 2012 (Successor) includes a $15 million payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner Inc. under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2012 and September 30, 2011. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other income, net in the statement of operations.

	Fair Value Measurements as of March 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

	Fair Value Measurements as of September 30, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$9	$—	$9
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. This amount was mainly calculated using unobservable inputs such as the future earnings performance of our various acquisitions and the expected timing of the payment.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. has issued and outstanding two separate series of 9.5% Senior Secured Notes due 2016 (the “Secured WMG Notes” and the “Existing Secured Notes” and together the “Secured WMG Notes”) and the 11.5% Senior Unsecured Notes due 2018 (the “Unsecured WMG Notes”) (together, the “Acquisition Corp. Notes”).

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

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The Secured WMG Notes are guaranteed on a senior secured basis and the Unsecured WMG Notes are guaranteed on an unsecured senior basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Existing Secured Notes, the Secured WMG Notes, the Unsecured WMG Notes and the Acquisition Corp. Revolving Credit Facility, and, with respect to the Company, the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

March 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$44	$75	$143	$—	$262	$10	$—	$—	$272
Accounts receivable, net	—	147	159	—	306	—	—	—	306
Inventories	—	10	17	—	27	—	—	—	27
Royalty advances expected to be recouped within one year	—	75	54	—	129	—	—	—	129
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	—	5	45	—	50	—	—	—	50

Total current assets	44	350	434	—	828	10	—	—	838
Royalty advances expected to be recouped after one year	—	92	66	—	158	—	—	—	158
Investments in and advances to (from) consolidated subsidiaries	3,288	641	—	(3,929)	—	1,061	1,311	(2,372)	—
Property, plant and equipment, net	—	128	44	—	172	—	—	—	172
Goodwill	—	1,371	5	—	1,376	—	—	—	1,376
Intangible assets subject to amortization, net	—	1,119	1,469	—	2,588	—	—	—	2,588
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	(1,319)	(2,025)	(649)	3,916	(77)	393	(316)	—	—
Other assets	37	14	12	—	63	7	—	—	70

Total assets	$2,050	$1,782	$1,391	$(13)	$5,210	$1,471	$995	$(2,372)	$5,304

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$85	$58	$—	$143	$—	$—	$—	$143
Accrued royalties	—	615	389	—	1,004	—	—	—	1,004
Accrued liabilities	—	84	118	—	202	—	—	—	202
Accrued interest	79	—	—	—	79	10	—	—	89
Deferred revenue	—	39	63	—	102	—	—	—	102
Other current liabilities	—	3	—	—	3	—	—	—	3

Total current liabilities	79	826	628	—	1,533	10	—	—	1,543
Long-term debt	2,062	—	—	—	2,062	150	—	—	2,212
Deferred tax liabilities	—	169	232	—	401	—	—	—	401
Other noncurrent liabilities	12	46	71	7	136	—	—	—	136

Total liabilities	2,153	1,041	931	7	4,132	160	—	—	4,292

Total Warner Music Group Corp. (deficit) equity	(103)	741	443	(20)	1,061	1,311	995	(2,372)	995
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total (deficit) equity	(103)	741	460	(20)	1,078	1,311	995	(2,372)	1,012

Total liabilities and (deficit) equity	$2,050	$1,782	$1,391	$(13)	$5,210	$1,471	$995	$(2,372)	$5,304

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

September 30, 2011

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$17	$61	$72	$—	$150	$4	$—	$—	$154
Accounts receivable, net	9	178	198	—	385	—	—	—	385
Inventories	—	11	18	—	29	—	—	—	29
Royalty advances expected to be recouped within one year	—	80	55	—	135	—	—	—	135
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	—	23	22	—	45	—	—	—	45

Total current assets	26	391	381	—	798	4	—	—	802
Royalty advances expected to be recouped after one year	—	106	67	—	173	—	—	—	173
Investments in and advances to (from) consolidated subsidiaries	3,203	419	—	(3,622)	—	1,130	1,371	(2,501)	—
Property, plant and equipment, net	—	136	46	—	182	—	—	—	182
Goodwill	—	1,372	—	—	1,372	—	—	—	1,372
Intangible assets subject to amortization, net	—	1,252	1,426	—	2,678	—	—	—	2,678
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	(1,200)	(1,951)	(556)	3,630	(77)	383	(306)	—	—
Other assets	40	9	14	—	63	8	—	—	71

Total assets	$2,069	$1,826	$1,388	$8	$5,291	$1,525	$1,065	$(2,501)	$5,380

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$88	$77	$—	$165	$—	$—	$—	$165
Accrued royalties	—	586	388	—	974	—	—	—	974
Accrued liabilities	—	98	119	—	217	—	—	—	217
Accrued interest	51	—	—	—	51	4	—	—	55
Deferred revenue	—	46	55	—	101	—	—	—	101
Other current liabilities	—	7	3	—	10	—	—	—	10

Total current liabilities	51	825	642	—	1,518	4	—	—	1,522
Long-term debt	2,067	—	—	—	2,067	150	—	—	2,217
Deferred tax liabilities	—	169	242	—	411	—	—	—	411
Other noncurrent liabilities	6	60	76	6	148	—	—	—	148

Total liabilities	2,124	1,054	960	6	4,144	154	—	—	4,298

Total Warner Music Group Corp. (deficit) equity	(55)	772	411	2	1,130	1,371	1,065	(2,501)	1,065
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total (deficit) equity	(55)	772	428	2	1,147	1,371	1,065	(2,501)	1,082

Total liabilities and (deficit) equity	$2,069	$1,826	$1,388	$8	$5,291	$1,525	$1,065	$(2,501)	$5,380

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$312	$374	$(58)	$628	$—	$—	$—	$628
Costs and expenses:
Cost of revenues	—	(163)	(211)	51	(323)	—	—	—	(323)
Selling, general and administrative expenses	—	(112)	(128)	7	(233)	—	—	—	(233)
Amortization expense	—	(46)	(4)	—	(50)	—	—	—	(50)

Total costs and expenses	—	(321)	(343)	58	(606)	—	—	—	(606)

Operating (loss) income	—	(9)	31	—	22	—	—	—	22
Interest (expense) income, net	(49)	2	(4)	—	(51)	(5)	—	—	(56)
Equity gains (losses) from consolidated subsidiaries	23	(14)	—	(9)	—	(31)	(36)	67	—
Other (expense) income, net	(1)	(33)	36	—	2	—	—	—	2

(Loss) income before income taxes	(27)	(54)	63	(9)	(27)	(36)	(36)	67	(32)
Income tax (expense) benefit	(2)	(1)	1		(2)	—	—	—	(2)

Net (loss) income	(29)	(55)	64	(9)	(29)	(36)	(36)	67	(34)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp	$(29)	$(55)	$62	$(9)	$(31)	$(36)	$(36)	$67	$(36)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$334	$395	$(45)	$684	$—	$—	$—	$684
Costs and expenses:
Cost of revenues	—	(170)	(229)	40	(359)	—	—	—	(359)
Selling, general and administrative expenses	—	(94)	(159)	1	(252)	—	—	—	(252)
Transaction costs	—	(2)	—	—	(2)	—	—	—	(2)
Amortization expense	—	(33)	(22)	—	(55)	—	—	—	(55)

Total costs and expenses	—	(299)	(410)	41	(668)	—	—	—	(668)

Operating income (loss)	—	35	(15)	(4)	16	—	—	—	16
Interest (expense) income, net	(39)	1	(3)	—	(41)	(6)	—	—	(47)
Equity gains (losses) from consolidated subsidiaries	16	(23)	—	7	—	(32)	(38)	70	—
Other (expense) income, net	(1)	1	(1)	—	(1)	—	—	—	(1)

(Loss) income before income taxes	(24)	14	(19)	3	(26)	(38)	(38)	70	(32)
Income tax (expense) benefit	(7)	(7)	(3)	10	(7)	—	—	—	(7)

Net (loss) income	(31)	7	(22)	13	(33)	(38)	(38)	70	(39)
Less: loss attributable to noncontrolling interest	—	—	$1	—	1	—	—	—	1

Net (loss) income attributable to Warner Music Group Corp	$(31)	$7	$(21)	$13	$(32)	$(38)	$(38)	$70	$(38)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$645	$869	$(107)	$1,407	$—	$—	$—	$1,407
Costs and expenses:
Cost of revenues	—	(328)	(514)	95	(747)	—	—	—	(747)
Selling, general and administrative expenses	—	(236)	(277)	12	(501)	—	—	—	(501)
Amortization expense	—	(61)	(37)	—	(98)	—	—	—	(98)

Total costs and expenses	—	(625)	(828)	107	(1,346)	—	—	—	(1,346)

Operating income	—	20	41	—	61	—	—	—	61
Interest (expense) income, net	(98)	3	(7)	—	(102)	(11)	—	—	(113)
Equity gains (losses) from consolidated subsidiaries	58	(27)	—	(31)	—	(51)	(62)	113	—
Other (expense) income, net	—	(9)	9	—	—	—	—	—	—

(Loss) income before income taxes	(40)	(13)	43	(31)	(41)	(62)	(62)	113	(52)
Income tax (expense) benefit	(8)	(8)	(1)	9	(8)	—	—	—	(8)

Net (loss) income	(48)	(21)	42	(22)	(49)	(62)	(62)	113	(60)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp	$(48)	$(21)	$40	$(22)	$(51)	$(62)	$(62)	$113	$(62)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$642	$910	$(90)	$1,462	$—	$—	$—	$1,462
Costs and expenses:
Cost of revenues	—	(317)	(553)	80	(790)	—	—	—	(790)
Selling, general and administrative expenses	—	(183)	(347)	12	(518)	—	—	—	(518)
Transaction costs	—	(2)	—	—	(2)	—	—	—	(2)
Amortization expense	—	(65)	(44)	—	(109)	—	—	—	(109)

Total costs and expenses	—	(567)	(944)	92	(1,419)	—	—	—	(1,419)

Operating income (loss)	—	75	(34)	2	43	—	—	—	43
Interest (expense) income, net	(78)	2	(6)	—	(82)	(12)	—	—	(94)
Equity gains (losses) from consolidated subsidiaries	43	(26)	—	(17)	—	(43)	(55)	98	—
Other income (expense), net	—	2	(3)	—	(1)	—	—	—	(1)

(Loss) income before income taxes	(35)	53	(43)	(15)	(40)	(55)	(55)	98	(52)
Income tax (expense) benefit	(4)	(6)	(5)	11	(4)	—	(1)	—	(5)

Net (loss) income	(39)	47	(48)	(4)	(44)	(55)	(56)	98	(57)
Less: loss attributable to noncontrolling interest	—	—	1	—	1	—	—	—	1

Net (loss) income attributable to Warner Music Group Corp	$(39)	$47	$(47)	$(4)	$(43)	$(55)	$(56)	$98	$(56)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(48)	$(21)	$42	$(22)	$(49)	$(62)	$(62)	$113	$(60)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	—	79	44	—	123	—	—	—	123
Deferred income taxes	—	—	(9)	—	(9)	—	—	—	(9)
Non-cash interest expense	(1)	—	—	—	(1)	—	—	—	(1)
Non-cash, share-based compensation expense	—	—	—	—	—	—	—	—	—
Equity (gains) losses from consolidated subsidiaries	(58)	27	(1)	32	—	51	62	(113)	—
Changes in operating assets and liabilities:
Accounts receivable	8	32	36	—	76	—	—	—	76
Inventories	—	1	1	—	2	—	—	—	2
Royalty advances	—	20	1	—	21	—	—	—	21
Accounts payable and accrued liabilities	60	(106)	(14)	(2)	(62)	—	—	—	(62)
Royalties payable	—	29	(3)	—	26	—	—	—	26
Accrued interest	28	—	—	—	28	6	—	—	34
Other balance sheet changes	38	(23)	(12)	(8)	(5)	1	—	—	(4)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net cash provided by (used in) operating activities	27	38	85	—	150	(4)	—	—	146

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(5)	—	(5)	—	—	—	(5)
Acquisition of publishing rights	—	(6)	(7)	—	(13)	—	—	—	(13)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Capital expenditures	—	(10)	(3)	—	(13)	—	—	—	(13)

Net cash used in investing activities	—	(14)	(15)	—	(29)	—	—	—	(29)

Cash flows from financing activities:
Dividend by Acquisition Corp. to Holdings Corp.	—	(10)	—	—	(10)	10
Distributions to noncontrolling interest holders	—	—	(2)	—	(2)	—	—	—	(2)

Net cash (used in) provided by financing activities	—	(10)	(2)	—	(12)	10	—	—	(2)

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3	—	—	—	3

Net increase in cash and equivalents	27	14	71	—	112	6	—	—	118
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$44	$75	$143	$—	$262	$10	$—	$—	$272

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(39)	$47	$(48)	$(4)	$(44)	$(55)	$(56)	$98	$(57)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	—	79	50	—	129	—	—	—	129
Deferred income taxes	—	—	(8)	—	(8)	—	—	—	(8)
Non-cash interest expense	6	—	—	—	6	—	—	—	6
Non-cash, share-based compensation expense	—	7	—	—	7	—	—	—	7
Equity (gains) losses from consolidated subsidiaries	(43)	26	—	17	—	43	55	(98)	—
Other non-cash items	—	(1)	—	—	(1)	—	—	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(1)	33	73	—	105	—	—	—	105
Inventories	—	3	4	—	7	—	—	—	7
Royalty advances	—	(25)	(10)	—	(35)	—	—	—	(35)
Accounts payable and accrued liabilities	75	(209)	(11)	(9)	(154)	—	—	—	(154)
Royalties payable	—	20	(36)	—	(16)				(16)
Accrued interest	1	—	—	—	1	—	—	—	1
Other balance sheet changes	1	4	7	(4)	8	12	(11)	—	9

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net cash (used in) provided by operating activities	—	(16)	21	—	5	—	(12)	—	(7)

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(57)	—	(57)	—	—	—	(57)
Acquisition of publishing rights	—	(33)	(14)	—	(47)	—	—	—	(47)
Capital expenditures	—	(16)	(6)	—	(22)	—	—	—	(22)

Net cash used in investing activities	—	(49)	(77)	—	(126)	—	—	—	(126)

Cash flows from financing activities:
Distributions to noncontrolling interest holders	—	—	(1)	—	(1)	—	—	—	(1)

Net cash used in financing activities	—	—	(1)	—	(1)	—	—	—	(1)

Effect of foreign currency exchange rate changes on cash	—	—	14	—	14	—	—	—	14

Net decrease in cash and equivalents	—	(65)	(43)	—	(108)	—	(12)	—	(120)
Cash and equivalents at beginning of period	—	135	128	—	263	—	176	—	439

Cash and equivalents at end of period	$—	$70	$85	$—	$155	$—	$164	$—	$319

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (the “Quarterly Report”).

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholders’ deficit;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	the impact on the competitive landscape of the music industry from the announced sale of EMI’s recorded music and music publishing businesses;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and parts of Europe;

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

•	the possibility that our owner’s interests will conflict with ours or yours; and

•	failure to attract and retain key personnel.

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

On the Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. The Company has continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing the Company’s outstanding indebtedness. Additionally, the Company filed two exchange offer registration statements with the SEC in connection with the registration of its guarantee of the 11.50% Senior Notes due 2018 issued by Acquisition Corp. and the 13.75% Senior Notes due 2019 issued by Holdings, both of which became effective on March 16, 2012. As a result, the Company is currently required to file reports pursuant to Section 15(d) of the Exchange Act. The Company has included condensed consolidating financial information as a condition to omitting separate financial statements for Acquisition Corp. and Holdings under Section 15(d) of the Exchange Act as permitted by Rule 3-10 of Regulation S-X.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor). This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2012 (Successor) and March 31, 2011 (Predecessor) as well as a discussion of our financial condition and liquidity as of March 31, 2012. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Overall Operating Results

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the three and six months ended March 31, 2012 (“Successor”) and for the three and six months ended March 31, 2011 (“Predecessor”). Successor and Predecessor periods are presented on different bases and are, therefore, not comparable.

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

See “—Factors Affecting Results of Operations and Financial Condition” and “—Results of Operations” below for further discussion of these items.

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. However, a limitation of the use of the constant-currency results as a performance measure is that it does not reflect the impact of exchange rates on our revenue, including, for example, the $6 million, $4 million, and $1 million unfavorable impacts of exchange rates on our Total, Recorded Music, and Music Publishing Revenues, respectively, in the three months ended March 31, 2012 compared to the prior-year quarter and the $1 million unfavorable impact of exchange rates on our Total and Music Publishing Revenues in the six months ended March 31, 2012 compared to the prior-year period. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and mobile full-track download stores such as those operated by Verizon or Sprint. We also sell recorded music products through other digital distribution channels such as streaming and subscription services. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists, which allows us to work together more closely with them to create and sustain artistic and commercial success.

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark

Entertainment, Disney Music Publishing and Turner Music Publishing. In 2007, we entered the production music library business with the acquisition of Non-Stop Music and further expanded our production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010 and 615 Music in 2011, collectively branded as Warner/Chappell Production Music.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate a significant portion of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully offset the declines in CD sales on a world-wide industry basis. While U.S. industry-wide track-equivalent album sales rose in 2011 for the first time since 2004, album sales continued to fall in other countries, such as the U.K., as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Share-Based Compensation

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration there were no outstanding equity awards of the Company as of July 20, 2011 and thereafter.

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $5 million for the three months ended March 31, 2011 and $7 million for the six months ended March 31, 2011. As there were no outstanding equity awards subsequent to July 20, 2011, the company did not recognize any non-cash compensation expense for the three and six months ended March 31, 2012.

Severance Charges

During the six months ended March 31, 2012, we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $4 million for the three months ended March 31, 2012, compared to $7 million for the three months ended March 31, 2011 and $11 million for the six months ended March 31, 2012, compared to $18 million during the six months ended March 31, 2011.

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

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. In the transition from physical to digital sales, overall sales have decreased as the increases in digital sales have not yet met or exceeded the decrease in physical sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as access models (models that typically bundle the purchase of a mobile device with access to music) and streaming subscription services, continue to develop. In the aggregate, we believe that growth in revenue from new digital models has the potential to offset physical declines and drive overall future revenue growth. In the digital space, certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs, do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers which apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that digital margins will generally be higher than physical margins as a result of the elimination of certain costs associated with physical products. As consumer purchasing patterns change over time and new digital models are launched, we may see fluctuations in contribution margin depending on the overall sales mix.

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased non-traditional revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While non-traditional Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue during the six months ended March 31, 2012, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. Non-traditional revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various non-traditional Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

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

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. For the three and six months ended March 31, 2012, such costs incurred by the Company were approximately $2 million and $4 million, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Revenue by Type
Physical and other	$229	$287	$(58)	-20%
Digital	222	205	17	8%
Licensing	52	60	(8)	-13%

Total Recorded Music	503	552	(49)	-9%
Mechanical	32	34	(2)	-6%
Performance	47	50	(3)	-6%
Synchronization	32	31	1	3%
Digital	14	17	(3)	-18%
Other	3	5	(2)	-40%

Total Music Publishing	128	137	(9)	-7%
Intersegment elimination	(3)	(5)	2	-40%

Total Revenue	$628	$684	$(56)	-8%

Revenue by Geographical Location
U.S. Recorded Music	$211	$254	$(43)	-17%
U.S. Publishing	55	61	(6)	-10%

Total U.S.	266	315	(49)	-16%
International Recorded Music	292	298	(6)	-2%
International Publishing	73	76	(3)	-4%

Total International	365	374	(9)	-2%
Intersegment eliminations	(3)	(5)	2	-40%

Total Revenue	$628	$684	$(56)	-8%

Total Revenue

Total revenues decreased by $56 million to $628 million for the three months ended March 31, 2012 from $684 million for the three months ended March 31, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for both the three months ended March 31, 2012 and March 31, 2011. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for the three months ended March 31, 2012 and 46% and 54% of total revenues for the three months ended March 31, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $50 million, or 7%.

Total digital revenues after intersegment eliminations increased by $15 million, or 7%, to $235 million for the three months ended March 31, 2012 from $220 million for the three months ended March 31, 2011. Total digital revenues represented 37% and 32% of consolidated revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2012 were comprised of U.S. revenues of $131 million and international revenues of $105 million, or 56% and 44% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2011 were comprised of U.S. revenues of $134 million and international revenues of $88 million, or 60% and 40% of total digital revenues, respectively.

Recorded Music revenues decreased by $49 million, or 9%, to $503 million for the three months ended March 31, 2012 from $552 million for the three months both ended March 31, 2011. U.S. Recorded Music revenues were $211 million and $254 million, or 42% and 46% of consolidated Recorded Music revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. International Recorded Music revenues were $292 million and $298 million, or 58% and 54% of consolidated Recorded Music revenues for the three months ended March 31, 2012 and March 31, 2011, respectively.

This performance reflected a light release schedule in the current-year quarter as compared with the prior-year quarter in addition to the continuing decline of physical sales. Licensing revenues decreased $8 million, or 13%, due primarily to timing. Partially offsetting these results were increases in digital revenue of $17 million, or 8%, driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. In addition, merchandising revenues increased from expanded-rights deals in the U.S. and Japan in the current-year quarter as compared with the prior-year quarter. Excluding the unfavorable impact of foreign currency exchange rates, total recorded music revenues decreased by $45 million, or 8%.

Music Publishing revenues decreased by $9 million, or 7%, to $128 million for the three months ended March 31, 2012 from $137 million for the three months ended March 31, 2011. U.S. Music Publishing revenues were $55 million and $61 million, or 43% and 45% of Music Publishing revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. International Music Publishing revenues were $73 million and $76 million, or 57% and 55% of Music Publishing revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total music publishing revenues decreased by $8 million, or 6%.

The decrease in Music Publishing revenue was driven primarily by decreases in performance revenue, digital revenue and mechanical revenue, partially offset by an increase in synchronization revenue. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees, partially offset by a stronger advertising market, strong chart positions as well as recent acquisitions. The decrease in digital revenue was primarily driven by a one-time settlement in the prior-year quarter and timing of collections. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The increase in synchronization revenue reflected strength in advertising-related revenue partially offset by falloffs in other areas including videogames.

Revenue by Geographical Location

U.S. revenues decreased by $49 million, or 16%, to $266 million for the three months ended March 31, 2012 from $315 million for the three months ended March 31, 2011. The overall decrease in revenue from the U.S. Recorded Music business reflected a light release schedule in the current-year quarter as compared with the prior-year quarter in addition to the continuing decline of physical sales. The overall decrease in revenue from the U.S. Music Publishing business reflected a reduction in U.S. collections, a one-time digital settlement in the prior-year quarter and the ongoing impact of the transition from physical to digital sales in the recorded music industry.

International revenues decreased by $9 million, or 2%, to $365 million for the three months ended March 31, 2012 from $374 million for the three months ended March 31, 2011. The overall decrease in international revenue was driven primarily by the ongoing impact of the transition from physical to digital sales in the recorded music industry, partially offset by an increase in digital revenue, primarily as a result of continued growth in global downloads. In addition, merchandising and touring revenue increases from expanded-rights deals in Japan and Italy were partially offset by lower touring revenue in France. Revenue decline in the U.K. reflected a light release schedule in the current-year quarter as compared with the prior-year quarter as well as the ongoing impact of the transition from physical to digital sales. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased $4 million or 1%.

Cost of revenues

Our cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$197	$223	$(26)	-12%
Product costs	107	117	(10)	-9%
Licensing costs	19	19	—	—

Total cost of revenues	$323	$359	$(36)	-10%

Our cost of revenues decreased by $36 million, or 10%, to $323 million for the three months ended March 31, 2012 from $359 million for the three months ended March 31, 2011. Expressed as a percentage of revenues, cost of revenues decreased to 51% for the three months ended March 31, 2012 from 52% for the three months ended March 31, 2011.

Artist and repertoire costs decreased by $26 million to $197 million for the three months ended March 31, 2012 from $223 million for the three months ended March 31, 2011. The decrease in artist and repertoire costs were driven by decreased revenues for the current-year quarter, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. Artist and repertoire costs as a percentage of revenues decreased to 31% for three months ended March 31, 2012 from 33% and for three months ended March 31, 2011 due primarily to changes in revenue mix and the cost-recovery benefit noted above.

Product costs decreased $10 million, or 9%, to $107 million for the three months ended March 31, 2012 from $117 million for the three months ended March 31, 2011, primarily as a result of the decrease in product costs resulting from lower physical revenue in the current-year quarter. Product costs as a percentage of revenues remained flat at 17% for both the three months ended March 31, 2012 and March 31, 2011.

Licensing costs remained flat at $19 million for the three months ended March 31, 2012 and March 31, 2011. Licensing costs as a percentage of licensing revenues increased to 37% for the three months ended March 31, 2012 from 32% for the three months ended March 31, 2011, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$130	$142	$(12)	-8%
Selling and marketing expense	90	96	(6)	-6%
Distribution expense	13	14	(1)	-7%

Total selling, general and administrative expense	$233	$252	$(19)	-8%

(1)	Includes depreciation expense of $13 million and $11 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Total selling, general and administrative expense decreased by $19 million, or 8%, to $233 million for the three months ended March 31, 2012 from $252 million for the three months ended March 31, 2011. Expressed as a percentage of revenues, selling, general and administrative expenses remained flat at 37% for both the three months ended March 31, 2012 and March 31, 2011.

General and administrative expenses decreased by $12 million, or 8%, to $130 million for the three months ended March 31, 2012 from $142 million for the three months ended March 31, 2011. Expressed as a percentage of revenues, general and administrative expenses remained flat at 21% for both the three months ended March 31, 2012 and March 31, 2011. The decrease in general and administrative expense was driven primarily by lower severance charges of $4 million in the current-year quarter, continued cost management efforts in the current-year quarter and prior-year quarter charges of $5 million for share-based compensation expense, partially offset by fees associated with our Management Agreement and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Selling and marketing expense decreased by $6 million, or 6%, to $90 million for the three months ended March 31, 2012 from $96 million for the three months ended March 31, 2011, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 14% for both the three months ended March 31, 2012 and March 31, 2011.

Distribution expense decreased by $1 million, to $13 million for the three months ended March 31, 2012 from $14 million for the three months ended March 31, 2011. Expressed as a percentage of revenues, distribution expense remained flat at 2% for both the three months ended March 31, 2012 and March 31, 2011.

Transaction costs

Transaction costs of $2 million for the three months ended March 31, 2011 were incurred in connection with the consummation of the Merger. These costs included advisory, accounting, legal and other professional fees.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows:

	Successor	Predecessor	2012 vs. 2011
	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$85	$82	$3	4%
Depreciation expense	(13)	(11)	(2)	18%
Amortization expense	(50)	(55)	5	-9%

Operating income	22	16	6	38%
Interest expense, net	(56)	(47)	(9)	19%
Other income (expense), net	2	(1)	3	—

Loss before income taxes	(32)	(32)	—	—
Income tax expense	(2)	(7)	5	-71%

Net loss	(34)	(39)	5	-13%
Less: (income) loss attributable to noncontrolling interest	(2)	1	(3)	—

Net loss attributable to Warner Music Group Corp.	$(36)	$(38)	$2	-5%

OIBDA

Our OIBDA increased by $3 million, or 4%, to $85 million for the three months ended March 31, 2012 as compared to $82 million for the three months ended March 31, 2011. Expressed as a percentage of revenues, total OIBDA margin increased to 14%, for the three months ended March 31, 2012, from 12%, for the three months ended March 31, 2011. Our OIBDA margin increase was driven by previously announced cost savings initiatives, lower severance charges, a cost-recovery benefit related to the early termination of an artist contract and the prior-year quarter charges for share-based compensation expense. In addition, our Music Publishing business has improved its OIBDA margin as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets. These margin improvements were partially offset by fees associated with our Management Agreement.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $2 million, or 18%, to $13 million for the three months ended March 31, 2012 as compared to $11 million for the three months ended March 31, 2011, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Amortization expense

Amortization expense decreased by $5 million, or 9%, to $50 million for the three months ended March 31, 2012 as compared to $55 million for the three months ended March 31, 2011. The decrease was primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives of our intangible assets.

Operating income

Our operating income increased $6 million, or 38%, to $22 million, for the three months ended March 31, 2012 as compared to $16 million for the three months ended March 31, 2011. The increase in operating income was primarily a result of the increase in OIBDA and a decrease in amortization expense, partially offset by the increase in depreciation expense noted above.

Interest expense, net

Our interest expense, net, increased $9 million, or 19%, to $56 million for the three months ended March 31, 2012 as compared to $47 million for the three months ended March 31, 2011. The increase was driven by our new debt obligations which were issued with higher interest rates.

The total principal amount and weighted-average interest rate of the Company’s long-term debt as of and for the three months ended March 31, 2012 were $2.165 billion and 10.5%, respectively. The total principal amounts and weighted-average interest rates of the Company’s long-term debt as of and for the three months ended March 31, 2011 were $1.984 billion and 8.9%, respectively.

See “—Financial Condition and Liquidity” for more information.

Other income (expense), net

Other income (expense) net for the three months ended March 31, 2012 and March 31, 2011 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We incurred income tax expense of $2 million for the three months ended March 31, 2012 as compared to an expense of $7 million for the three months ended March 31, 2011. The decrease in income tax expense relates to a decrease in foreign earnings subject to tax in certain jurisdictions and a one-time tax benefit related to a change in the statutory tax rate in Japan.

We are currently under examination by various taxing authorities. We expect that $6 million of the total accrual of uncertain tax positions, which is $13 million as of March 31, 2012, will be paid during the next twelve months.

Net loss

Our net loss decreased by $5 million, to $34 million for the three months ended March 31, 2012 as compared to $39 million for the three months ended March 31, 2011. The decrease in net loss was driven by an increase in operating income, other income (expense), net and lower income tax expense, partially offset by an increase in interest expense noted above.

Noncontrolling interest

Net income attributable to noncontrolling interest for the three months ended March 31, 2012 was $2 million and net loss attributable to noncontrolling interest for the three months ended March 31, 2011 was $1 million.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Recorded Music
Revenue	$503	$552	$(49)	-9%
OIBDA	48	54	(6)	-11%
Operating income	$7	$10	$(3)	-30%
Music Publishing
Revenue	$128	$137	$(9)	-7%
OIBDA	54	50	4	8%
Operating income	$36	$31	$5	16%
Corporate expenses and eliminations
Revenue	$(3)	$(5)	$2	-40%
OIBDA	(17)	(22)	5	-23%
Operating loss	$(21)	$(25)	$4	-16%
Total
Revenue	$628	$684	$(56)	-8%
OIBDA	85	82	3	4%
Operating income	$22	$16	$6	38%

Recorded Music

Revenues

Recorded Music revenues decreased by $49 million, or 9%, to $503 million for the three months ended March 31, 2012 from $552 million for the three months ended March 31, 2011. Prior to intersegment eliminations, Recorded Music revenues represented 80% of consolidated revenues for the three months ended March 31, 2012 and March 31, 2011. U.S. Recorded Music revenues were $211 million and $254 million, or 42% and 46% of consolidated Recorded Music revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. International Recorded Music revenues were $292 million and $298 million, or 58% and 54% of consolidated Recorded Music revenues for the three months ended March 31, 2012 and March 31, 2011, respectively.

This performance reflected a light release schedule in the current-year quarter as compared with the prior-year quarter in addition to the continuing decline of physical sales. Licensing revenues decreased $8 million, or 14%, due primarily to timing. Partially offsetting these results were increases in digital revenue of $17 million, or 8%, driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand. In addition, merchandising revenues increased from expanded-rights deals in the U.S. and Japan in the current-year quarter as compared with the prior-year quarter. Excluding the unfavorable impact of foreign currency exchange rates, total recorded music revenues decreased by $45 million, or 8%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$141	$161	$(20)	-12%
Product costs	107	117	(10)	-9%
Licensing costs	19	19	—	—

Total cost of revenues	$267	$297	$(30)	-10%

Recorded Music cost of revenues decreased $30 million, or 10%, to $267 million for the three months ended March 31, 2012 from $297 million for the three months ended March 31, 2011. The decrease in artist and repertoire costs were driven by decreased revenues for the current-year quarter, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. The decrease in product costs was primarily as a result of the decrease in physical revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased to 53% for the three months ended March 31, 2012 from 54% for the three months ended March 31, 2011, due primarily to the cost-recovery benefit noted above.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$94	$100	$(6)	-6%
Selling and marketing expense	88	94	(6)	-6%
Distribution expense	13	14	(1)	-7%

Total selling, general and administrative expense	$195	$208	$(13)	-6%

(1)	Includes depreciation expense of $7 million for the three months ended March 31, 2012 and March 31, 2011.

Recorded Music selling, general and administrative expense decreased $13 million, or 6%, to $195 million for the three months ended March 31, 2012 from $208 million for the three months ended March 31, 2011. The decrease in general and administrative expense was driven primarily by continued cost management efforts in the current-year quarter and prior-year quarter charges for share-based compensation expense of $3 million. The decrease in selling and marketing expense was primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased to 39% for the three months ended March 31, 2012 from 38% for the three months ended March 31, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$48	$54	$(6)	-11%
Depreciation and amortization expense	(41)	(44)	3	-7%

Operating income	$7	$10	$(3)	-30%

Recorded Music OIBDA decreased by $6 million, or 11%, to $48 million for the three months ended March 31, 2012 compared to $54 million for the three months ended March 31, 2011. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin remained flat at 10% for both the three months ended March 31, 2012 and March 31, 2011. Our Recorded Music OIBDA decrease was primarily driven by the decrease in revenues, partially offset by continued cost management efforts in the current-year quarter, a cost-recovery benefit related to the early termination of an artist contract and the prior-year quarter charges for share-based compensation expense.

Recorded Music operating income decreased by $3 million, due to the decrease in OIBDA noted above, partially offset by a decrease in amortization expense primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives of intangible assets.

Music Publishing

Revenues

Music Publishing revenues decreased by $9 million, or 7%, to $128 million for the three months ended March 31, 2012 from $137 million for the three months ended March 31, 2011. Prior to intersegment eliminations, Music Publishing revenues represented 20% of consolidated revenues for the three months ended March 31, 2012 and March 31, 2011. U.S. Music Publishing revenues were $55 million and $61 million, or 43% and 45% of Music Publishing revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. International Music Publishing revenues were $73 million and $76 million, or 57% and 55% of Music Publishing revenues for the three months ended March 31, 2012 and March 31, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total music publishing revenues decreased by $8 million, or 6%.

The decrease in Music Publishing revenue was driven primarily by decreases in performance revenue, digital revenue and mechanical revenue, partially offset by an increase in synchronization revenue. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees, partially offset by a stronger advertising market, strong chart positions as well as recent acquisitions. The decrease in digital revenue was primarily driven by a one-time settlement in the prior-year quarter and timing of collections. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The increase in synchronization revenue reflected strength in advertising-related revenue partially offset by falloffs in other areas including videogames.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$59	$67	$(8)	-12%

Total cost of revenues	$59	$67	$(8)	-12%

Music Publishing cost of revenues decreased $8 million, or 12%, to $59 million for the three months ended March 31, 2012, from $67 million for the three months ended March 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 46% for the three months ended March 31, 2012 from 49% for the three months ended March 31, 2011, primarily as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts:

	Successor	Predecessor	2012 vs. 2011
	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$16	$21	$(5)	-24%
Selling and marketing expense	1	—	1	—

Total selling, general and administrative expense	$17	$21	$(4)	-19%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Music Publishing selling, general and administrative expense decreased to $17 million for the three months ended March 31, 2012 as compared with $21 million for the three months ended March 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 13% for the three months ended March 31, 2012 from 15% for the three months ended March 31, 2011. The decrease was driven by $3 million of lower severance charges taken during the current-year quarter as well as the realization of cost savings from management initiatives taken in prior periods.

OIBDA and Operating Income

Music Publishing operating income included the following:

	Successor	Predecessor	2012 vs. 2011
	For the Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$54	$50	$4	8%
Depreciation and amortization expense	(18)	(19)	1	-5%

Operating income	$36	$31	$5	16%

Music Publishing OIBDA increased by $4 million, or 8%, to $54 million for the three months ended March 31, 2012 from $50 million for the three months ended March 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 42% for the three months ended March 31, 2012 from 36% for the three months ended March 31, 2011. The increase in OIBDA margin was a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets and lower severance charges.

Music Publishing operating income increased by $5 million due primarily to the increase in OIBDA noted above and a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased to $17 million for the three months ended March 31, 2012 from $22 million for the three months ended March 31, 2011, primarily as a result of previously announced cost savings initiatives and prior-year quarter charges for share-based compensation expense, partially offset by fees associated with our Management Agreement.

Our operating loss from corporate expenses and eliminations decreased to $21 million for the three months ended March 31, 2012 from $25 million for the three months ended March 31, 2011 due primarily to the decrease in OIBDA loss noted above.

Six Months Ended March 31, 2012 Compared with Six Months Ended March 31, 2011

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Revenue by Type
Physical and other	$628	$709	$(81)	-11%
Digital	427	383	44	11%
Licensing	109	122	(13)	-11%

Total Recorded Music	1,164	1,214	(50)	-4%
Mechanical	65	73	(8)	-11%
Performance	95	94	1	1%
Synchronization	56	55	1	2%
Digital	29	28	1	4%
Other	6	7	(1)	-14%

Total Music Publishing	251	257	(6)	-2%
Intersegment elimination	(8)	(9)	1	-11%

Total Revenue	$1,407	$1,462	$(55)	-4%

Revenue by Geographical Location
U.S. Recorded Music	$469	$503	$(34)	-7%
U.S. Publishing	96	100	(4)	-4%

Total U.S.	565	603	(38)	-6%
International Recorded Music	695	711	(16)	-2%
International Publishing	155	157	(2)	-1%

Total International	850	868	(18)	-2%
Intersegment eliminations	(8)	(9)	1	-11%

Total Revenue	$1,407	$1,462	$(55)	-4%

Total Revenue

Total revenues decreased by $55 million to $1.407 billion for the six months ended March 31, 2012 from $1.462 billion for the six months ended March 31, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenues for both the six months ended March 31, 2012 and March 31, 2011, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenues for the six months ended March 31, 2012 and 41% and 59% of total revenues for the six months ended March 31, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased by $54 million, or 4%.

Total digital revenues after intersegment eliminations increased by $47 million, or 12%, to $454 million for the six months ended March 31, 2012 from $407 million for the six months ended March 31, 2011. Total digital revenues represented 32% and 28% of consolidated revenues for the six months ended March 31, 2012 and March 31, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2012 were comprised of U.S. revenues of $253 million and international revenues of $203 million, or 55% and 45% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2011 were comprised of U.S. revenues of $236 million and international revenues of $175 million, or 57% and 43% of total digital revenues, respectively.

Recorded Music revenues decreased by $50 million to $1.164 billion for the six months ended March 31, 2012 from $1.214 billion for the six months ended March 31, 2011. U.S. Recorded Music revenues were $469 million and $503 million, or 40% and 41% of consolidated Recorded Music revenues for the six months ended March 31, 2012 and March 31, 2011, respectively. International Recorded Music revenues were $695 million and $711 million, or 60% and 59% of consolidated Recorded Music revenues for the six months ended March 31, 2012 and March 31, 2011, respectively.

This performance reflected a light post-holiday release schedule in the current period partially offset by a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. In addition, the decline in revenues from our European concert promotion business reflected the timing and composition of touring schedules in the current period as compared with the prior-year period. Licensing revenues decreased $13 million, or 11%, due primarily to timing. Digital revenues increased by $44 million, or 11%, driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand.

Music Publishing revenues decreased by $6 million, or 2%, to $251 million for the six months ended March 31, 2012 from $257 million for the six months ended March 31, 2011. U.S. Music Publishing revenues were $96 million and $100 million, or 38% and 39% of Music Publishing revenues for the six months ended March 31, 2012 and March 31, 2011, respectively. International Music Publishing revenues were $155 million and $157 million, or 62% and 61% of Music Publishing revenues for the six months ended March 31, 2012 and March 31, 2011, respectively.

The decrease in Music Publishing revenue was driven primarily by a decrease in mechanical revenue, partially offset by slight increases in performance revenue, digital revenue and synchronization revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The increase in performance revenue was driven by a stronger advertising market, strong chart positions as well as recent acquisitions, partially offset by a reduction in U.S. radio license fees. The increase in digital revenue reflected growth in global digital downloads, partially offset by a one-time settlement in the prior-year quarter and timing of collections. The increase in synchronization revenue reflected strength in advertising-related revenue partially offset by falloffs in other areas including videogames.

Revenue by Geographical Location

U.S. revenues decreased by $38 million, or 6%, to $565 million for the six months ended March 31, 2012 from $603 million for the six months ended March 31, 2011. The overall decrease in the U.S. Recorded Music business reflected a light post-holiday release schedule in the current period partially offset by a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. The increase in digital revenues were driven by growth in digital downloads and the continued success of streaming services, partially offset by the continued decline in mobile revenue primarily related to lower ringtone demand.

International revenues decreased by $18 million, or 2%, to $850 million for the six months ended March 31, 2012 from $868 million for the six months ended March 31, 2011. The performance reflected the success of Michael Bublé’s “Christmas” which was released in the current period and an increase in digital revenue, primarily as a result of continued growth in global downloads and streaming, offset by declines in our European concert promotion business, which reflected the timing and composition of touring schedules in the current period as compared with the prior-year quarter and the ongoing impact of the transition from physical to digital sales in the recorded music industry. Revenue growth in Germany, Italy and Japan was more than offset by declines in France and UK.

Cost of revenues

Our cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$458	$485	$(27)	-6%
Product costs	248	267	(19)	-7%
Licensing costs	41	38	3	8%

Total cost of revenues	$747	$790	$(43)	-5%

Our cost of revenues decreased by $43 million, or 5%, to $747 million for the six months ended March 31, 2012 from $790 million for the six months ended March 31, 2011. Expressed as a percentage of revenues, cost of revenues were 53% and 54% for the six months ended March 31, 2012 and March 31, 2011, respectively.

Artist and repertoire costs decreased by $27 million, or 6%, to $458 million for the six months ended March 31, 2012 from $485 million for the six months ended March 31, 2011. The decrease in artist and repertoire costs were driven by the decrease in revenue, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. Artist and repertoire costs as a percentage of revenues remained flat at 33% for both the six months ended March 31, 2012 and March 31, 2011.

Product costs decreased $19 million, or 7%, to $248 million for the six months ended March 31, 2012 from $267 million for the six months ended March 31, 2011, primarily as a result of lower non-traditional recorded music business costs related to the decrease in revenue from our European concert promotion businesses and a decrease in product costs resulting from lower physical revenue in the current-year quarter. Costs associated with our non-traditional recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of revenues remained flat at 18% for both the six months ended March 31, 2012 and March 31, 2011.

Licensing costs increased by $3 million, or 8%, to $41 million for the six months ended March 31, 2012 from $38 million for the six months ended March 31, 2011. Licensing costs as a percentage of licensing revenues increased to 38% for the six months ended March 31, 2012 from 31% for the six months ended March 31, 2011, primarily as a result of changes in revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$276	$276	$—	—
Selling and marketing expense	196	212	(16)	-8%
Distribution expense	29	30	(1)	-3%

Total selling, general and administrative expense	$501	$518	$(17)	-3%

(1)	Includes depreciation expense of $25 million and $20 million for the six months ended March 31, 2012 and March 31, 2011, respectively.

Total selling, general and administrative expense decreased by $17 million, or 3%, to $501 million for the six months ended March 31, 2012 from $518 million for the six months ended March 31, 2011. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 36% for the six months ended March 31, 2012 from 35% for the six months ended March 31, 2011.

General and administrative expenses remained flat at $276 million for both the six months ended March 31, 2012 and March 31, 2011. Expressed as a percentage of revenues, general and administrative expenses increased to 20% for the six months ended March 31, 2012 from 19% for the six months ended March 31, 2011. Decreases in general and administrative expense due to previously announced cost savings initiatives, lower severance charges of $6 million in the current period and prior-year quarter charges of $7 million for share-based compensation expense were offset by $4 million of fees associated with our Management Agreement, higher variable compensation expense, a $3 million increase in professional fees incurred in connection with our bid to acquire EMI and a $5 million increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Selling and marketing expense decreased by $16 million, or 8%, to $196 million for the six months ended March 31, 2012 from $212 million for the six months ended March 31, 2011, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense decreased to 14% for the six months ended March 31, 2012 from 15% for the six months ended March 31, 2011, primarily as a result of the strong sales performance of Michael Bublé’s “Christmas,” which had a lower proportionate marketing spend.

Distribution expense decreased by $1 million, or 3%, to $29 million for the six months ended March 31, 2012 from $30 million for the six months ended March 31, 2011. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the six months ended March 31, 2012 and March 31, 2011.

Transaction costs

Transaction costs of $2 million for the six months ended March 31, 2011 were incurred in connection with the consummation of the Merger. These costs included advisory, accounting, legal and other professional fees.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows:

	Successor	Predecessor	2012 vs. 2011
	For the Six Months Ended March 31,
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$184	$172	$12	7%
Depreciation expense	(25)	(20)	(5)	25%
Amortization expense	(98)	(109)	11	-10%

Operating income	61	43	18	42%
Interest expense, net	(113)	(94)	(19)	20%
Other expense, net	—	(1)	1	-100%

Loss before income taxes	(52)	(52)	—	—
Income tax expense	(8)	(5)	(3)	60%

Net loss	(60)	(57)	(3)	5%
Less: (income) loss attributable to noncontrolling interest	(2)	1	(3)	—

Net loss attributable to Warner Music Group Corp.	$(62)	$(56)	$(6)	11%

OIBDA

Our OIBDA increased by $12 million, or 7%, to $184 million for the six months ended March 31, 2012 as compared to $172 million for the six months ended March 31, 2011. Expressed as a percentage of revenues, total OIBDA margin increased to 13% for the six months ended March 31, 2012, from 12% for the six months ended March 31, 2011. Our OIBDA increase was primarily driven by strong sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, previously announced cost savings initiatives, lower severance charges, a cost-recovery benefit related to the early termination of an artist contract and prior-year period charges for share-based compensation expense, partially offset by an increase in variable compensation expense, an increase in professional fees incurred in connection with our bid to acquire EMI and fees of $4 million associated with our Management Agreement. In addition, our Music Publishing business has improved its OIBDA margin as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $5 million, or 25%, to $25 million for the six months ended March 31, 2012 as compared to $20 million for the six months ended March 31, 2011, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Amortization expense

Amortization expense decreased by $11 million, or 10%, to $98 million for the six months ended March 31, 2012 as compared to $109 million for the six months ended March 31, 2011. The decrease was primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives.

Operating income

Our operating income increased $18 million, or 42%, to $61 million, for the six months ended March 31, 2012 as compared to operating income of $43 million for the six months ended March 31, 2011. The increase in operating income was primarily a result of the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense noted above.

Interest expense, net

Our interest expense, net, increased $19 million, or 20%, to $113 million for the six months ended March 31, 2012 as compared to $94 million for the six months ended March 31, 2011. The increase was driven by our new debt obligations which were issued with higher interest rates.

The total principal amount and weighted-average interest rate of the Company’s long-term debt as of and for the six months ended March 31, 2012 were $2.165 billion and 10.5%, respectively. The total principal amounts and weighted-average interest rates of the Company’s long-term debt as of and for the six months ended March 31, 2011 were $1.984 billion and 8.9%, respectively.

See “—Financial Condition and Liquidity” for more information.

Other expense, net

Other expense, net for the six months ended March 31, 2012 and March 31, 2011 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We incurred income tax expense of $8 million for the six months ended March 31, 2012 as compared to an expense of $5 million for the six months ended March 31, 2011. The increase in income tax expense primarily relates to an increase in foreign earnings subject to tax in certain jurisdictions.

We are currently under examination by various taxing authorities. We expect that $6 million of the total accrual of uncertain tax positions, which is $13 million as of March 31, 2012, will be paid during the next twelve months.

Net loss

Our net loss increased by $3 million, to a net loss of $60 million for the six months ended March 31, 2012 as compared to a net loss of $57 million for the six months ended March 31, 2011. The increase was driven by increases in interest expense and income tax expense, partially offset by an increase in operating income noted above.

Noncontrolling interest

Net income attributable to noncontrolling interest for the six months ended March 31, 2012 was $2 million and net loss attributable to noncontrolling interest for the six months ended March 31, 2011 was $1 million.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Recorded Music
Revenue	$1,164	$1,214	$(50)	-4%
OIBDA	150	144	6	4%
Operating income	$68	$57	$11	19%
Music Publishing
Revenue	$251	$257	$(6)	-2%
OIBDA	72	68	4	6%
Operating income	$38	$31	$7	23%
Corporate expenses and eliminations
Revenue	$(8)	$(9)	$1	-11%
OIBDA	(38)	(40)	2	-5%
Operating loss	$(45)	$(45)	$—	—
Total
Revenue	$1,407	$1,462	$(55)	-4%
OIBDA	184	172	12	7%
Operating income	$61	$43	$18	42%

Recorded Music

Revenues

Recorded Music revenues decreased by $50 million to $1.164 billion for the six months ended March 31, 2012 from $1.214 billion for the six months ended March 31, 2011. Prior to intersegment eliminations, Recorded Music revenues represented 83% of consolidated revenues for the six months ended March 31, 2012 and March 31, 2011. U.S. Recorded Music revenues were $469 million and $503 million, or 40% and 41% of consolidated Recorded Music revenues for the six months ended March 31, 2012 and March 31, 2011, respectively. International Recorded Music revenues were $695 million and $711 million, or 60% and 59% of consolidated Recorded Music revenues for the six months ended March 31, 2012 and March 31, 2011, respectively.

This performance reflected a light post-holiday release schedule in the current period partially offset by a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. In addition, the decline in revenues from our European concert promotion business reflected the timing and composition of touring schedules in the current period as compared with the prior-year period. Licensing revenues decreased $13 million, or 11%, due primarily to timing. Digital revenues increased by $44 million, or 11%, driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global mobile revenue primarily related to lower ringtone demand.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$319	$338	$(19)	-6%
Product costs	248	268	(20)	-7%
Licensing costs	41	38	3	8%

Total cost of revenues	$608	$644	$(36)	-6%

Recorded Music cost of revenues decreased $36 million, or 6%, for the six months ended March 31, 2012. The decrease in artist and repertoire costs was driven by the decrease in revenue for the current period, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. The decrease in product costs was primarily as a result of the decrease in product costs resulting from lower physical revenue in the current-year quarter and lower non-traditional recorded music business costs related to the decrease in revenue from our European concert promotion businesses. Costs associated with our non-traditional recorded music businesses are primarily recorded as a component of product costs. Expressed as a percentage of Recorded Music revenues, cost of revenues were 52% and 53% for the six months ended March 31, 2012 and March 31, 2011, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$199	$200	$(1)	-1%
Selling and marketing expense	193	209	(16)	-8%
Distribution expense	29	30	(1)	-3%

Total selling, general and administrative expense	$421	$439	$(18)	-4%

(1)	Includes depreciation expense of $15 million and $13 million for the six months ended March 31, 2012 and March 31, 2011, respectively.

Recorded Music selling, general and administrative expense decreased $18 million, for the six months ended March 31, 2012. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned and continued cost-management efforts. The decrease in general and administrative expense was driven by previously announced cost savings initiatives, lower severance charges of $5 million in the current period and prior-year charges for share-based compensation expense, partially offset by higher variable compensation expense and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense remained flat at 36% for both the six months ended March 31, 2012 and March 31, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$150	$144	$6	4%
Depreciation and amortization expense	(82)	(87)	5	-6%

Operating income	$68	$57	$11	19%

Recorded Music OIBDA increased by $6 million, or 4%, to $150 million for the six months ended March 31, 2012 compared to $144 million for the six months ended March 31, 2011. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 13% for the six months ended March 31, 2012 from 12% for the six months ended March 31, 2011. Our Recorded Music OIBDA increase was primarily driven by the strong sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, previously announced cost savings initiatives, decreases in selling and marketing expense, a cost recovery benefit related to the early termination of an artist contract and lower severance charges, partially offset by an increase in variable compensation expense.

Recorded Music operating income increased by $11 million, due primarily to the increase in OIBDA noted above and a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by an increase in depreciation expense.

Music Publishing

Revenues

Music Publishing revenues decreased by $6 million, or 2%, to $251 million for the six months ended March 31, 2012 from $257 million for the six months ended March 31, 2011. Prior to intersegment eliminations, Music Publishing revenues represented 17% of consolidated revenues for the six months ended March 31, 2012 and March 31, 2011. U.S. Music Publishing revenues were $96 million and $100 million, or 38% and 39% of Music Publishing revenues for the six months ended March 31, 2012 and March 31, 2011, respectively. International Music Publishing revenues were $155 million and $157 million, or 62% and 61% of Music Publishing revenues for the six months ended March 31, 2012 and March 31, 2011, respectively.

The decrease in Music Publishing revenue was driven primarily by a decrease in mechanical revenue, partially offset by slight increases in performance revenue, digital revenue and synchronization revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The increase in performance revenue was driven by a stronger advertising market, strong chart positions as well as recent acquisitions, partially offset by a reduction in U.S. radio license fees. The increase in digital revenue reflected growth in global digital downloads, partially offset by a one-time settlement in the prior-year quarter and timing of collections. The increase in synchronization revenue reflected strength in advertising-related revenue partially offset by falloffs in other areas including videogames.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$147	$156	$(9)	-6%

Total cost of revenues	$147	$156	$(9)	-6%

Music Publishing cost of revenues decreased $9 million, or 6%, to $147 million for the six months ended March 31, 2012, from $156 million for the six months ended March 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 59% for the six months ended March 31, 2012 from 61% for the six months ended March 31, 2011, primarily as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets, partially offset by an increase in unproven artist spend.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$34	$35	$(1)	-3%
Selling and marketing expense	1	—	1	—

Total selling, general and administrative expense	$35	$35	$—	—

(1)	Includes depreciation expense of $3 million and $2 million for the six months ended March 31, 2012 and March 31, 2011, respectively.

Music Publishing selling, general and administrative remained flat at $35 million for the six months ended March 31, 2012 and March 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 14% for the six months ended March 31, 2012 and March 31, 2011.

OIBDA and Operating Income

Music Publishing operating income included the following:

	Successor	Predecessor
	For the Six Months Ended March 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$72	$68	$4	6%
Depreciation and amortization expense	(34)	(37)	3	-8%

Operating income	$38	$31	$7	23%

Music Publishing OIBDA increased to $72 million for the six months ended March 31, 2012 as compared with $68 million for the six months ending March 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 29% for the six months ended March 31, 2012 from 26% for the six months ended March 31, 2011. The increase in OIBDA margin was primarily the result of a disciplined A&R investment and acquisition strategy focused on higher margin assets, partially offset by an increase in unproven artist spend.

Music Publishing operating income increased by $7 million due primarily to the increase in OIBDA noted above and lower amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by the increase in depreciation expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased to $38 million for the six months ended March 31, 2012 from $40 million for the six months ended March 31, 2011, primarily as a result of previously announced cost savings initiatives, lower severance charges in the current period and prior-year quarter charges for share-based compensation expense, partially offset by an increase in professional fees incurred in connection with our bid to acquire EMI and $4 million of fees associated with our Management Agreement.

Our operating loss from corporate expenses and eliminations remained flat at $45 million for the six months ended March 31, 2011 and March 31, 2012 due to the decrease in OIBDA loss noted above, partially offset by an increase in depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2012, we had $2.212 billion of debt, $272 million of cash and equivalents (net debt of $1.940 billion, defined as total debt less cash and equivalents and short-term investments) and $995 million in Warner Music Group Corp. equity. This compares to $2.217 billion of debt, $154 million of cash and equivalents (net debt of $2.063 billion) and $1.065 billion in Warner Music Group Corp. equity at September 30, 2011. Net debt decreased by $123 million as a result of (i) a $118 million increase in cash and equivalents and (ii) a $5 million decrease in long-term debt related to the amortization of premiums on our Existing Secured Notes and Secured WMG Notes, partially offset by the accretion of the discount on our Unsecured WMG Notes.

The $70 million decrease in Warner Music Group Corp. equity during the six months ended March 31, 2012 consisted of $62 million of net loss for the six months ended March 31, 2012 and foreign currency exchange movements of $8 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2012 and March 31, 2011 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following:

	Successor	Predecessor
	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	(in millions)
Cash provided by (used in):
Operating activities	$146	$(7)
Investing activities	(29)	(126)
Financing activities	(2)	(1)

Operating Activities

Cash provided by operating activities was $146 million for the six months ended March 31, 2012 as compared with cash used in operating activities of $7 million for the six months ended March 31, 2011. The $153 million increase in cash provided by operations related to a combination of higher OIBDA during the current-year, the variable timing of our working capital requirements which include the timing of sales and collections in the period, the timing of artist and repertoire spend compared to the prior-year, a decrease in cash paid for severance and lower total cash bonus payouts in the current period than in the prior year period. In addition, our cash interest paid decreased to $79 million for the six months ended March 31, 2012 as compared with $88 million for the six months ended March 31, 2011 as a result of a shorter accrual cycle on certain of our new debt obligations which were issued in July 2011. Subsequent to the refinancing in connection with the Merger, all of the Company’s cash interest payments on its bonds are paid semi-annually in the first and third quarters of our fiscal year.

Investing Activities

Cash used in investing activities was $29 million for the six months ended March 31, 2012 as compared with $126 million for the six months ended March 31, 2011. The $29 million of cash used in investing consisted of $13 million to acquire music publishing rights, $13 million for capital expenditures and $5 million to acquire businesses, partially offset by $2 million received for the sale of a recorded music catalog. The $126 million of cash used in investing consisted of $57 million to acquire businesses net of cash acquired, $47 million to acquire music publishing rights and $22 million for capital expenditures

Financing Activities

Cash used in financing activities of $2 million and $1 million for the six months ended March 31, 2012 and March 31, 2011, respectively, represented distributions to our noncontrolling interest holders.

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

As of March 31, 2012, our long-term debt was as follows:

(in millions)
Revolving Credit Facility (a)	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp. (b)	1,157
9.5% Secured WMG Notes due 2016—Acquisition Corp. (c)	156
11.5% Unsecured WMG Notes due 2018—Acquisition Corp. (d)	749
13.75% Holdings Notes due 2019—Holdings (e)	150

Total long term debt	$2,212

(a)	Reflects $60 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at March 31, 2012. There were no loans outstanding under the Revolving Credit Facility as of March 31, 2012.
(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premium of $57 million.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premium of $6 million.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discount of $16 million.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million.

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

Existing Secured Notes

Acquisition Corp. issued $1.1 billion aggregate principal amount of its 9.5% Senior Secured Notes due 2016 (the “Existing Secured Notes”) in 2009 pursuant to the Indenture, dated as of May 28, 2009 (as amended and supplemented, the “Existing Secured Notes Indenture”), among the Acquisition Corp., the guarantors party thereto, and Wells Fargo Bank, National Association as trustee.

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

On December 8, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Existing Secured Notes.

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

On December 8, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior secured basis, the payments of Acquisition Corp. on the Secured WMG Notes.

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

On December 8th, 2011, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior unsecured basis, the payments of Acquisition Corp. on the Unsecured WMG Notes.

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

Exchange Offer

In connection with the issuance of the Unsecured WMG Notes, Acquisition Corp. entered into a registration rights agreement relating to the Unsecured WMG Notes, pursuant to which Acquisition Corp. agreed to use its commercially reasonable efforts to file, and did initially file on January 25, 2012, a registration statement with the SEC (as amended, the “WMG Exchange Offer Registration Statement”), to permit holders to exchange the Unsecured WMG Notes (the “Old Unsecured WMG Notes”) for registered notes with terms substantially identical to the Old Unsecured WMG Notes, except the exchange notes would not contain certain terms with respect to the payment of additional interest or transfer restrictions. On March 16, 2012, the WMG Exchange Offer Registration Statement was declared effective by the SEC, and Acquisition Corp. completed the exchange offer on April 25, 2012. On the settlement date, Acquisition Corp. accepted for exchange $708 million aggregate principal amount of Old Unsecured WMG Notes.

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

Guarantee

The Holdings Notes are not guaranteed by any of its subsidiaries. On August 2, 2011 the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee, on a senior unsecured basis, the payments of Holdings related to the Holdings Notes.

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

Exchange Offer

In connection with the issuance of the Holdings Notes, Holdings entered into a registration rights agreement relating to the Holdings Notes, pursuant to which Holdings agreed to use its commercially reasonable efforts to file, and did initially file on January 25, 2012, a registration statement with the SEC (as amended, the “Holdings Exchange Offer Registration Statement”), to permit holders to exchange the Holdings Notes (the “Old Holdings Notes”) for registered notes with terms substantially identical to the Old Holdings Notes, except the exchange notes would not contain certain terms with respect to the payment of additional interest or transfer restrictions. On March 16, 2012, the Holdings Exchange Offer Registration Statement was declared effective by the SEC, and Holdings completed the exchange offer on April 25, 2012. On the settlement date, Holdings accepted for exchange $81.475 million aggregate principal amount of Old Holdings Notes.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Adjusted Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Credit Agreement for the most recently ended four fiscal quarters ended March 31, 2012. The terms and related calculations are defined in the Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp.:

Twelve Months Ended March 31, 2012
(in millions, except ratios)
Net Loss	$(178)
Income tax expense	32
Interest expense, net	200
Depreciation and amortization	252
Restructuring costs (a)	31
Net hedging losses (b)	2
Management fees (c)	4
Stock compensation expense (d)	17
Transaction costs (e)	56
Proforma savings (f)	38

Consolidated EBITDA	$454

Consolidated Funded Indebtedness (g)	$2,037

Leverage Ratio (h)	4.49x

(a)	Reflects severance costs.
(b)	Reflects net losses from hedging activities.
(c)	Reflects management fees paid to Access.
(d)	Reflects stock based compensation costs.
(e)	Reflects costs mainly associated with the Merger.
(f)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended March 31, 2012. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost savings and synergies.
(g)	Reflects the principal balance of external debt at Acquisition Corp of $2.015 billion, as well as contractual obligations of deferred purchase price of approximately $12 million and contingent consideration related to acquisitions of approximately $10 million as of March 31, 2012.
(h)	Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended March 31, 2012. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $5 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Credit Agreement is 6.25x as of the end of any fiscal quarter in fiscal 2012.

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

As discussed in Note 14 to our audited consolidated financial statements for the twelve months ended September 30, 2011, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2012, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2011.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of March 31, 2012, the Company had outstanding hedge contracts for the sale of $263 million and the purchase of $15 million of foreign currencies at fixed rates. Subsequent to March 31, 2012, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2012, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $25 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against the Company in Federal Court in the Northern District of California. The lawsuits, which were brought by various recording artists, all allege that the Company has improperly calculated the royalties due them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies. Here too, plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. On April 23, 2012, the court issued an order setting out a more orderly process for dealing with the various cases. It set May 24, 2012 for a Case Management Conference for all five actions, and set the same day as the hearing date for the Plaintiffs’ various outstanding motions. In addition, the Court removed the Company’s motion to dismiss from the calendar, with new dates to be set on or after May 24, 2012.

No other dates have been set in the litigation. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

Final Settlement of Class Actions Related to the Merger

We await a decision on the application for approval by the Supreme Court for the State of New York of the previously disclosed settlement of the claims filed against, inter alia, the Company and its directors in 2011 on behalf of a class of the Company’s shareholders in the action entitled Cournoyer v. Warner Music Group Corp. et al., Index No. 651367/2011 (the “Cournoyer Action”). The Cournoyer Action, as well as two related actions, were brought in connection with the Merger.

As previously disclosed, the settlement did not involve any monetary payment to the class of shareholders. Instead, the Company agreed to publicly disclose additional information about the Merger in a filing that it made with the SEC on June 13, 2011.

Other Matters

In addition to the matters discussed above, we are involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, we establish an accrual. In none of the currently pending proceedings is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, we continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on us, including our brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on our results of operations for a given reporting period.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may all be contributing to a declining recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate a significant portion of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales, artist services revenues and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales, artist services revenues and expanded-rights revenues. While U.S. industry-wide track-equivalent album sales rose in 2011 for the first time since 2004, album sales continued to fall in other countries, such as the U.K., as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the International Federation of the Phonographic Industry (“IFPI”) 2009 Digital Music Report. Separately, research reported by IFPI/Nielsen in IFPI’s Digital Music Report 2012 indicates that more than a quarter of Internet users globally (28%) access unauthorized digital services on a monthly basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

Also in November 2011, an investor group comprised of Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that they had signed with Citi a definitive agreement to purchase EMI Music Publishing. The proposed acquisition would combine the second- and fourth-largest music publishers. On April 19, 2012, the European Commission approved the transaction, stipulating that the group must sell certain publishing rights after the acquisition is finalized. The transaction is still subject to certain closing conditions, including additional regulatory approvals.

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

On March 31, 2012, we had $1.376 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. As noted, the Merger was completed during the fourth quarter of fiscal year ended September 30, 2011 and resulted in all assets and liabilities being recognized at fair value as of July 20, 2011. This eliminated the need for the Company to perform a separate annual assessment of the recoverability of its goodwill and intangibles. No indicators of impairment were identified during the Predecessor period that required the Company to perform an interim assessment or recoverability test, nor were any identified during the Successor period. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.588 billion of definite-lived intangible assets as of March 31, 2012. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 58% and 60% of our revenues related to operations in foreign territories for the three and six months ended March 31, 2012. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2012, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding indebtedness that we issued prior to, or in connection with, the Merger, and could also subsequently sell any such indebtedness. Any purchase or sale of such indebtedness may affect the value of, trading price or liquidity of such indebtedness.

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

On November 16, 2010, we entered into a series of new agreements with Cinram and its affiliates including an agreement with Cinram Manufacturing LLC (formerly Cinram Manufacturing Inc.), Cinram Distribution LLC and Cinram International Inc. for the U.S. and Canada and an agreement with Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited for certain territories within the European Union. We entered into certain amendments to the agreements in January 2011. Both new agreements, as amended, now expire on January 31, 2014. The terms of the new agreements, as amended, remain substantially the same as the terms of the original 2003 agreements, as amended, but now provide us with the option to use third-party vendors at any time to fulfill our requirements for up to a certain percentage of the volume provided to us during the 2010 calendar year by Cinram (and up to a higher percentage upon the occurrence of certain events). In addition, we have expanded termination rights. As Cinram continues to be our primary supplier of manufacturing and distribution services in the U.S., Canada and part of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or were unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues. In April 2012, in connection with its earnings report, Cinram described certain events and conditions that indicate the existence of a material uncertainty that may cast significant doubt about Cinram’s ability to continue as a going concern, including the breach of certain of the financial covenants in its senior credit agreements. Cinram announced that it is engaged in a strategic process and is working with a view to completion of the strategic process within the next few months. There can be no assurance that the process will identify a transaction that is in the best interests of Cinram or that Cinram will be able to implement any such transaction. Cinram announced that it has been working with its senior lenders and their advisors with respect to its current strategic review process and Cinram’s breach of certain of the financial covenants in its senior credit agreements. The senior lenders have waived or amended the senior credit facilities on numerous occasions as the strategic process has continued. On May 1, 2012, Cinram announced that its first and second tier senior lenders agreed to extend their waiver of certain financial covenants, consistent with previously granted waivers. These waivers have been extended to May 30, 2012 but can be terminated under certain circumstances by the lenders on or after May 15, 2012. There can be no assurance that further waivers will be provided or that ongoing waivers will not be retracted. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned. As permitted under our revised Cinram agreements, in 2011 we entered into a non-exclusive third-party manufacturing and distribution services arrangement, pursuant to which we can use a third-party to fulfill our requirements in the event Cinram is unable to do so. We have completed technical integration into each of the third-party’s manufacturing and distribution facilities but because we have only used the third-party for a very limited volume, there could be some delay if we needed to use it to fulfill all of our requirements in the event Cinram is unable to do so. Even though our agreements with Cinram give us a right to terminate based upon failure to meet mandated service levels and now also permit us to use third-party vendors for a portion of our service requirements, and although there are several capable substitute suppliers, it might be costly for us to switch to substitute suppliers for any such services, particularly in the short term, and the delay and transition time associated with finding substitute suppliers could also have an adverse impact on our revenues.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of March 31, 2012, our total consolidated indebtedness was $2.212 billion. In addition, we would have been able to borrow up to $60 million under our Revolving Credit Facility, less letters of credit outstanding of approximately $1 million.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 2 is not applicable and has been omitted.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Item 3 is not applicable and has been omitted.

ITEM 4.	MINE SAFETY DISCLOSURES

Item 4 is not applicable and has been omitted.

ITEM 5.	OTHER INFORMATION

Amendment of Employment Agreement of Cameron Strang

On May 10, 2012, Mr. Strang entered into an amendment to his employment agreement with Warner/Chappell Music, Inc. (“Warner/Chappell”) originally dated as of December 29, 2010. The amendment to the employment agreement, among other things, includes the following amended terms: (i) the term of Mr. Strang’s employment as Chairman and Chief Executive Officer of Warner/Chappell shall be extended for one year to December 31, 2015 and (ii) effective as of January 1, 2012, Mr. Strang shall be paid an annual base salary of $1,750,000 and a discretionary annual bonus. This represents a change in his compensation from an annual base salary of $850,000 and an annual target bonus of $850,000 under his original employment agreement.

Under the terms of the amendment to the employment agreement, in the event Warner/Chappell terminates Mr. Strang’s employment agreement for any reason other than for cause or if Mr. Strang terminates his employment for good reason, each as defined in the agreement, Mr. Strang shall be entitled to severance benefits equal to: (i) $1,312,500 and (ii) continued participation in Warner/Chappell’s group health and life insurance plans for up to one year after termination. This represents a change in his cash severance from $1,700,000 under his original employment agreement.

The amendment to the employment agreement also provides that Warner/Chappell may add additional duties of any kind within Warner Music Group Corp. without modification of compensation.

The amendment to Mr. Strang’s employment agreement is filed as Exhibit 10.2 hereto and is hereby incorporated herein by reference.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Third Amended and Restated Bylaws of Warner Music Group Corp. (2)

10.1	Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC ****

10.2	Employment Agreement, dated as of May 10, 2012, between Warner/Chappell Music, Inc. and Cameron Strang.* †

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements***

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
****	Filed herewith. An application for confidential treatment for selected portions of these agreements has been filed with the Securities and Exchange Commission.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502).
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 26, 2011 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2012

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)