Form 10-Q
period 2012-06-30
Warner Music Group Corp.
filed 2012-08-09
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of August 9, 2012 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30, 2012	September 30, 2011
	(in millions)
Assets
Current assets:
Cash and equivalents	$219	$154
Accounts receivable, less allowances of $63 and $40 million	327	385
Inventories	27	29
Royalty advances expected to be recouped within one year	121	135
Deferred tax assets	54	54
Other current assets	50	45

Total current assets	798	802
Royalty advances expected to be recouped after one year	148	173
Property, plant and equipment, net	156	182
Goodwill	1,379	1,372
Intangible assets subject to amortization, net	2,512	2,678
Intangible assets not subject to amortization	102	102
Other assets	68	71

Total assets	$5,163	$5,380

Liabilities and Equity
Current liabilities:
Accounts payable	$117	$165
Accrued royalties	1,016	974
Accrued liabilities	214	217
Accrued interest	32	55
Deferred revenue	95	101
Other current liabilities	1	10

Total current liabilities	1,475	1,522
Long-term debt	2,209	2,217
Deferred tax liabilities	374	411
Other noncurrent liabilities	144	148

Total liabilities	4,202	4,298

Commitments and Contingencies (See Note 8)
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,129	1,129
Accumulated deficit	(125)	(31)
Accumulated other comprehensive loss, net	(60)	(33)

Total Warner Music Group Corp. equity	944	1,065
Noncontrolling interest	17	17

Total equity	961	1,082

Total liabilities and equity	$5,163	$5,380

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share data)
Revenues	$654	$688	$2,061	$2,150
Costs and expenses:
Cost of revenues	(356)	(380)	(1,103)	(1,170)
Selling, general and administrative expenses (a)	(244)	(237)	(745)	(755)
Transaction costs	—	(5)	—	(7)
Amortization expense	(47)	(56)	(145)	(165)

Total costs and expenses	(647)	(678)	(1,993)	(2,097)

Operating income	7	10	68	53
Interest expense, net	(56)	(47)	(169)	(141)
Other income, net	6	6	6	5

Loss before income taxes	(43)	(31)	(95)	(83)
Income tax benefit (expense)	11	(15)	3	(20)

Net loss	(32)	(46)	(92)	(103)
Less: (income) loss attributable to noncontrolling interest	—	—	(2)	1

Net loss attributable to Warner Music Group Corp.	$(32)	$(46)	$(94)	$(102)

Net loss per common share attributable to Warner Music Group Corp.:
Basic		$(0.30)		$(0.68)

Diluted		$(0.30)		$(0.68)

Weighted average common shares:
Basic		151.8		150.8
Diluted		151.8		150.8
(a) Includes depreciation expense of:	$(12)	$(11)	$(37)	$(31)

See accompanying notes.

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
	(in millions)
Cash flows from operating activities
Net loss	$(92)	$(103)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	182	196
Deferred income taxes	(11)	(11)
Gain on sale of building	(1)	—
Non-cash interest (income) expense	(2)	9
Non-cash share-based compensation expense	—	10
Other non-cash items	(1)	(2)
Changes in operating assets and liabilities:
Accounts receivable	49	93
Inventories	1	10
Royalty advances	33	(15)
Accounts payable and accrued liabilities	(79)	(146)
Royalties payable	58	(23)
Accrued interest	(23)	(44)
Other balance sheet changes	(7)	8

Net cash provided by (used in) operating activities	107	(18)

Cash flows from investing activities
Investments and acquisitions of businesses	(5)	(59)
Acquisition of publishing rights	(21)	(58)
Proceeds from the sale of music catalog	2	—
Proceeds from sale of building	12	—
Capital expenditures	(24)	(34)

Net cash used in investing activities	(36)	(151)

Cash flows from financing activities
Proceeds from exercise of stock options	—	6
Distributions to noncontrolling interest holders	(2)	(1)

Net cash (used in) provided by financing activities	(2)	5

Effect of exchange rate changes on cash and equivalents	(4)	15

Net increase (decrease) in cash and equivalents	65	(149)
Cash and equivalents at beginning of period	154	439

Cash and equivalents at end of period	$219	$290

See accompanying notes.

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions, except per share amounts)
Balance at September 30, 2011	1,000	$0.001	$1,129	$(31)	$(33)	$1,065	$17	$1,082
Comprehensive loss:
Net loss			—	(94)	—	(94)	2	(92)
Foreign currency translation adjustment			—	—	(28)	(28)	—	(28)
Deferred loss on derivative financial instruments			—	—	1	1	—	1

Total comprehensive loss						(121)	2	(119)
Noncontrolling interests						—	(2)	(2)

Balance at June 30, 2012	1,000	$0.001	$1,129	$(125)	$(60)	$944	$17	$961

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In July 2012, the Company announced it had acquired Miramax Films music library, which contains the film scores and certain masters from numerous critically acclaimed films. In 2007, the Company entered the production music library business with the acquisition of Non-Stop Music and further expanded its production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010 and 615 Music in 2011, collectively branded as Warner/Chappell Production Music.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the twelve months ended September 30, 2012.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to June 30, 2012 and June 30, 2011 relate to the three and nine-month periods ended June 29, 2012 and June 24, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income. In addition, in December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement to present components of reclassifications of comprehensive income on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. Both ASU 2011-05 and 2011-12 will be effective as of October 1, 2012 for the Company and are not expected to have a significant impact on the Company’s financial statements, other than presentation.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. This standard is not expected to have a significant impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. ASU 2012-02 will be effective for the Company on October 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

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

	Foreign Currency Translation Loss	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain	Accumulated Other Comprehensive Loss
	(in millions)
Balance at September 30, 2011	$(35)	$1	$1	$(33)

Activity through June 30, 2012	(28)	—	1	(27)

Balance at June 30, 2012	$(63)	$1	$2	$(60)

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

The table below presents the consideration transferred and the final allocation of purchase price to the assets and liabilities acquired as a result of the Merger:

(in millions)
Cash paid to acquire outstanding WMG shares	$1,228
Cash paid to settle equity awards	50

Total cash consideration	1,278
Less: Cash paid by WMG	(179)

Net Investment	1,099
WMG shares previously held by Parent	30

Total consideration to be allocated	$1,129

Fair Value of assets acquired and liabilities assumed:
Cash	$140
Accounts receivable	331
Inventory	28
Artist advances*	341
Property, plant and equipment	182
Intangible assets	2,879
Other assets*	117
Current liabilities*	(1,544)
Deferred income tax liabilities	(363)
Deferred revenue	(115)
Other noncurrent liabilities*	(173)
Debt	(2,049)
Noncontrolling interests	(17)

Fair value of net assets acquired	(243)
Goodwill recorded*	$1,372

Total consideration allocated	$1,129

*	During the three months ended December 31, 2011, amounts were adjusted as a result of changes in the final purchase price allocation related to the Merger.

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

The components of the intangible assets identified in the table above and the related useful lives, segregated by our reportable segments, are as follows:

	Value	Useful Life
	(in millions)
Recorded Music
Trademarks/trade names	$51	Indefinite
Trademarks/trade names	7	7 years
Catalog	560	5-11 years
Artist contracts	520	8-12 years
Music Publishing
Trademarks/trade names	$51	Indefinite
Copyrights	1,530	28 years
Songwriter contracts	160	29 years

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2012:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2011*	$908	$464	$1,372
Acquisitions	5	—	5
Dispositions	—	—	—
Other adjustments	2	—	2

Balance at June 30, 2012	$915	$464	$1,379

*	During the three months ended December 31, 2011 amounts were adjusted as a result of changes in the final purchase price allocation related to the Merger.

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

Other Intangible Assets

Other intangible assets consist of the following:

	June 30, 2012	September 30, 2011
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog (a)	$542	$551
Music publishing copyrights (a)	1,483	1,486
Artist and songwriter contracts (a)	659	672
Trademarks	7	7

	2,691	2,716
Accumulated amortization	(179)	(38)

Total net intangible assets subject to amortization	2,512	2,678
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,614	$2,780

(a)	During the six months ended March 31, 2012, the Company finalized the allocation of intangible assets on a legal entity basis as of the Closing Date. As a result of the allocation to entities with foreign currencies, the September 30, 2011 balance sheet was adjusted to reflect the foreign currency translation of these assets since the acquisition date. The aggregate adjustments included a decrease to intangible assets of approximately $40 million, a decrease to deferred income taxes of approximately $9 million and a decrease to Other Comprehensive Income of approximately $31 million, net of tax.

6. Debt

Debt Capitalization

Long-term debt consisted of the following:

	June 30, 2012	September 30, 2011
	(in millions)
Revolving Credit Facility (a)	$—	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp (b)	1,154	1,162
9.5% Secured WMG Notes due 2016—Acquisition Corp (c)	156	157
11.5% Unsecured WMG Notes due 2018—Acquisition Corp (d)	749	748
13.75% Holdings Notes due 2019—Holdings (e)	150	150

Total long term debt	$2,209	$2,217

(a)	Reflects $60 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at June 30, 2012. There were no loans outstanding under the Revolving Credit Facility as of June 30, 2012.
(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premiums of $54 million and $62 million at June 30, 2012 and September 30, 2011, respectively.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premiums of $6 million and $7 million at June 30, 2012 and September 30, 2011, respectively.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discounts of $16 million and $17 million at June 30, 2012 and September 30, 2011, respectively.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million.

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

Covenants, Representations and Warranties

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. There are no financial covenants included in the Revolving Credit Facility, other than a springing leverage ratio, which is being tested only when there are loans outstanding under the Revolving Credit Facility in excess of $5 million (excluding letters of credit).

Maturities

As of June 30, 2012, there are no scheduled maturities of long-term debt until 2016 ($1.250 billion). Thereafter, $915 million is scheduled to mature. In addition, the final maturity of the Revolving Credit Facility is July 19, 2016.

Interest Expense

Total interest expense, net was $56 million and $47 million for the three months ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor), respectively, and $169 million and $141 million for the nine months ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor), respectively. The weighted-average interest rate of the Company’s total debt was 10.5% for the three and nine months ended June 30, 2012 (Successor) and 8.9% for the three and nine months ended June 30, 2011 (Predecessor).

7. Share-based Compensation

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. As a result of the acceleration there were no outstanding equity awards of the Company as of July 20, 2011 and thereafter.

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $3 million and $10 million for the three and nine months ended June 30, 2011 (Predecessor), respectively. As there were no outstanding equity awards subsequent to July 20, 2011 the Company did not recognize any non-cash compensation expense for the three and nine months ended June 30, 2012.

8. Commitments and Contingencies

The Company is involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending proceedings is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. As such, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. Therefore, it continuously monitors these proceedings as they develop and adjusts any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on the Company, including its brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on its results of operations for a given reporting period.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of Internet Music purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is currently in discovery. The parties are scheduled to confer at the end of August 2012 on a class certification briefing schedule, for a determination by the District Court as to whether class treatment is appropriate. The case will proceed into discovery, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. On April 23, 2012, the court issued an order setting out a more orderly process for dealing with the various cases. It set May 24, 2012 for a Case Management Conference for all five actions, and set the same day as the hearing date for the Plaintiffs’ various outstanding motions. In addition, the Court removed the Company’s motion to dismiss from the calendar, with new dates to be set on or after May 24, 2012. In a June 1, 2012 order, the court consolidated the cases. Plaintiffs will file a consolidated, master complaint on or before August 21, 2012.

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

As previously disclosed, the settlement did not involve any monetary payment to the class of shareholders. Instead, the Company agreed to publicly disclose additional information about the Merger in a filing that it made with the SEC on June 13, 2011 and pay up to $500,000 for plaintiffs counsel fees.

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

Interest Rate Risk Management

The Company has $2.209 billion of debt outstanding at June 30, 2012. Based on the level of interest rates prevailing at June 30, 2012, the fair value of this fixed-rate debt was approximately $2.377 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on the effective portion of these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income, and have been immaterial, including for the three and nine months ended June 30, 2012 and June 30, 2011. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations since there is an equal and offsetting statement of operations entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of June 30, 2012, the Company had outstanding hedge contracts for the sale of $254 million and the purchase of $16 million of foreign currencies at fixed rates. As of June 30, 2012, there was no material impact to the Company’s comprehensive loss related to foreign exchange hedging. As of September 30, 2011, the Company had outstanding hedge contracts for the sale of $211 million and the purchase of $37 million of foreign currencies at fixed rates. As of June 30, 2012, the Company had $2 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2011, the Company had $1 million of deferred losses in comprehensive loss related to foreign exchange hedging.

10. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two reportable segments: Recorded Music and Music Publishing. Information as to each of these reportable segments are set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the twelve months ended September 30, 2011. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While inter-company transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following:

Three Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
June 30, 2012 (Successor)
Revenues	$518	$140	$(4)	$654
OIBDA	56	26	(16)	66
Depreciation expense	(7)	(1)	(4)	(12)
Amortization expense	(32)	(15)	—	(47)

Operating income (loss)	$17	$10	$(20)	$7

June 30, 2011 (Predecessor)
Revenues	$547	$146	$(5)	$688
OIBDA	84	22	(29)	77
Depreciation expense	(7)	(1)	(3)	(11)
Amortization expense	(37)	(19)	—	(56)

Operating income (loss)	$40	$2	$(32)	$10

Nine Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
June 30, 2012 (Successor)
Revenues	$1,682	$391	$(12)	$2,061
OIBDA	206	98	(54)	250
Depreciation expense	(22)	(4)	(11)	(37)
Amortization expense	(99)	(46)	—	(145)

Operating income (loss)	$85	$48	$(65)	$68

June 30, 2011 (Predecessor)
Revenues	$1,761	$403	$(14)	$2,150
OIBDA	228	90	(69)	249
Depreciation expense	(20)	(3)	(8)	(31)
Amortization expense	(111)	(54)	—	(165)

Operating income (loss)	$97	$33	$(77)	$53

11. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $193 million and $176 million during the nine months ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor), respectively. The Company paid approximately $32 million and $17 million of income and withholding taxes, net of refunds, during the nine months ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor), respectively. The $32 million of cash tax payments during the nine months ended June 30, 2012 (Successor) includes a $15 million payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner Inc. under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2012 and September 30, 2011. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other income, net in the statement of operations.

	Fair Value Measurements as of June 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$5	$—	$5
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(1)	$—	$(1)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(12)	$(12)

	Fair Value Measurements as of September 30, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$9	$—	$9
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. This amount was mainly calculated using unobservable inputs such as the future earnings performance of our various acquisitions and the expected timing of the payment.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$51	$168	$—	$219	$—	$—	$—	$219
Accounts receivable, net	—	157	170	—	327	—	—	—	327
Inventories	—	11	16	—	27	—	—	—	27
Royalty advances expected to be recouped within one year	—	71	50	—	121	—	—	—	121
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	3	14	33	—	50	—	—	—	50

Total current assets	3	342	453	—	798	—	—	—	798
Royalty advances expected to be recouped after one year	—	87	61	—	148	—	—	—	148
Investments in and advances to (from) consolidated subsidiaries	3,278	626	—	(3,904)	—	1,015	1,260	(2,275)	—
Property, plant and equipment, net	—	114	42	—	156	—	—	—	156
Goodwill	—	1,374	5	—	1,379	—	—	—	1,379
Intangible assets subject to amortization, net	—	1,109	1,403	—	2,512	—	—	—	2,512
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	(1,343)	(1,943)	(626)	3,835	(77)	393	(316)	—	—
Other assets	35	14	12	—	61	7	—	—	68

Total assets	$1,973	$1,815	$1,360	$(69)	$5,079	$1,415	$944	$(2,275)	$5,163

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Liabilities and (Deficit) Equity:
Current liabilities:
Accounts payable	$—	$63	$54	$—	$117	$—	$—	$—	$117
Accrued royalties	—	586	430	—	1,016	—	—	—	1,016
Accrued liabilities	—	95	119	—	214	—	—	—	214
Accrued interest	27	—	—	—	27	5	—	—	32
Deferred revenue	—	39	56	—	95	—	—	—	95
Other current liabilities	—	18	(17)	—	1	—	—	—	1

Total current liabilities	27	801	642	—	1,470	5	—	—	1,475
Long-term debt	2,059	—	—	—	2,059	150	—	—	2,209
Deferred tax liabilities	—	169	205	—	374	—	—	—	374
Other noncurrent liabilities	13	46	77	8	144	—	—	—	144

Total liabilities	2,099	1,016	924	8	4,047	155	—	—	4,202

Total Warner Music Group Corp. (deficit) equity	(126)	799	419	(77)	1,015	1,260	944	(2,275)	944
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total (deficit) equity	(126)	799	436	(77)	1,032	1,260	944	(2,275)	961

Total liabilities and (deficit) equity	$1,973	$1,815	$1,360	$(69)	$5,079	$1,415	$944	$(2,275)	$5,163

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$313	$379	$(38)	$654	$—	$—	$—	$654
Costs and expenses:
Cost of revenues	—	(154)	(236)	34	(356)	—	—	—	(356)
Selling, general and administrative expenses	—	(112)	(136)	4	(244)	—	—	—	(244)
Amortization expense	—	(26)	(21)	—	(47)	—	—	—	(47)

Total costs and expenses	—	(292)	(393)	38	(647)	—	—	—	(647)

Operating (loss) income	—	21	(14)	—	7	—	—	—	7
Interest (expense) income, net	(49)	2	(4)	—	(51)	(5)	—	—	(56)
Equity gains (losses) from consolidated subsidiaries	15	16	—	(31)	—	(27)	(32)	59	—
Other (expense) income, net	—	10	(4)	—	6	—	—	—	6

(Loss) income before income taxes	(34)	49	(22)	(31)	(38)	(32)	(32)	59	(43)
Income tax (expense) benefit	11	9	17	(26)	11	—	—	—	11

Net (loss) income	(23)	58	(5)	(57)	(27)	(32)	(32)	59	(32)
Less: income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp	$(23)	$58	$(5)	$(57)	$(27)	$(32)	$(32)	$59	$(32)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$292	$429	$(33)	$688	$—	$—	$—	$688
Costs and expenses:
Cost of revenues	—	(145)	(267)	32	(380)	—	—	—	(380)
Selling, general and administrative expenses	—	(120)	(119)	2	(237)	—	—	—	(237)
Transaction costs	—	(5)	—	—	(5)	—	—	—	(5)
Amortization expense	—	(33)	(23)	—	(56)	—	—	—	(56)

Total costs and expenses	—	(303)	(409)	34	(678)	—	—	—	(678)

Operating (loss) income	—	(11)	20	1	10	—	—	—	10
Interest (expense) income, net	(35)	(2)	(3)	—	(40)	(7)	—	—	(47)
Equity (losses) gains from consolidated subsidiaries	(1)	23	(1)	(21)	—	(39)	(46)	85	—
Other income(expense), net	5	(21)	22	—	6	—	—	—	6

(Loss) income before income taxes	(31)	(11)	38	(20)	(24)	(46)	(46)	85	(31)
Income tax (expense) benefit	(14)	(10)	(12)	21	(15)	—	—	—	(15)

Net (loss) income	(45)	(21)	26	1	(39)	(46)	(46)	85	(46)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp	$(45)	$(21)	$26	$1	$(39)	$(46)	$(46)	$85	$(46)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$958	$1,248	$(145)	$2,061	$—	$—	$—	$2,061
Costs and expenses:
Cost of revenues	—	(482)	(750)	129	(1,103)	—	—	—	(1,103)
Selling, general and administrative expenses	—	(348)	(413)	16	(745)	—	—	—	(745)
Amortization expense	—	(87)	(58)	—	(145)	—	—	—	(145)

Total costs and expenses	—	(917)	(1,221)	145	(1,993)	—	—	—	(1,993)

Operating income	—	41	27	—	68	—	—	—	68
Interest (expense) income, net	(147)	5	(11)	—	(153)	(16)	—	—	(169)
Equity gains (losses) from consolidated subsidiaries	73	(11)	—	(62)	—	(78)	(94)	172	—
Other (expense) income, net	—	1	5	—	6	—	—	—	6

(Loss) income before income taxes	(74)	36	21	(62)	(79)	(94)	(94)	172	(95)
Income tax (expense) benefit	3	1	16	(17)	3	—	—	—	3

Net (loss) income	(71)	37	37	(79)	(76)	(94)	(94)	172	(92)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp	$(71)	$37	$35	$(79)	$(78)	$(94)	$(94)	$172	$(94)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$934	$1,339	$(123)	$2,150	$—	$—	$—	$2,150
Costs and expenses:
Cost of revenues	—	(462)	(820)	112	(1,170)	—	—	—	(1,170)
Selling, general and administrative expenses	—	(303)	(466)	14	(755)	—	—	—	(755)
Transaction costs	—	(7)	—	—	(7)	—	—	—	(7)
Amortization expense	—	(98)	(67)	—	(165)	—	—	—	(165)

Total costs and expenses	—	(870)	(1,353)	126	(2,097)	—	—	—	(2,097)

Operating income (loss)	—	64	(14)	3	53	—	—	—	53
Interest (expense) income, net	(113)	—	(9)	—	(122)	(19)	—	—	(141)
Equity gains (losses) from consolidated subsidiaries	42	(3)	(1)	(38)	—	(82)	(101)	183	—
Other income (expense), net	5	(19)	19	—	5	—	—	—	5

(Loss) income before income taxes	(66)	42	(5)	(35)	(64)	(101)	(101)	183	(83)
Income tax (expense) benefit	(18)	(16)	(17)	32	(19)	—	(1)	—	(20)

Net (loss) income	(84)	26	(22)	(3)	(83)	(101)	(102)	183	(103)
Less: loss attributable to noncontrolling interest	—	—	1	—	1	—	—	—	1

Net (loss) income attributable to Warner Music Group Corp	$(84)	$26	$(21)	$(3)	$(82)	$(101)	$(102)	$183	$(102)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(71)	$37	$37	$(79)	$(76)	$(94)	$(94)	$172	$(92)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	—	114	68	—	182	—	—	—	182
Deferred income taxes	—	—	(11)	—	(11)	—	—	—	(11)
Gain on sale of building	—	(1)	—	—	(1)	—	—	—	(1)
Non-cash interest expense	(2)	—	—	—	(2)	—	—	—	(2)
Non-cash, share-based compensation expense	—	—	—	—	—	—	—	—	—
Other non-cash items	—	(1)	—	—	(1)	—	—	—	(1)
Equity (gains) losses from consolidated subsidiaries	(73)	11	—	62	—	78	94	(172)	—
Changes in operating assets and liabilities:
Accounts receivable	9	22	18	—	49	—	—	—	49
Inventories	—	—	1	—	1	—	—	—	1
Royalty advances	—	28	5	—	33	—	—	—	33
Accounts payable and accrued liabilities	111	(162)	(53)	25	(79)	—	—	—	(79)
Royalties payable	—	—	58	—	58	—	—	—	58
Accrued interest	(24)	—	—	—	(24)	1	—	—	(23)
Other balance sheet changes	33	(31)	(2)	(8)	(8)	1	—	—	(7)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net cash provided by (used in) operating activities	(17)	17	121	—	121	(14)	—	—	107

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(5)	—	(5)	—	—	—	(5)
Acquisition of publishing rights	—	(13)	(8)	—	(21)	—	—	—	(21)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Proceeds from the sale of building	—	12	—	—	12	—	—	—	12
Capital expenditures	—	(18)	(6)	—	(24)	—	—	—	(24)

Net cash used in investing activities	—	(17)	(19)	—	(36)	—	—	—	(36)

Cash flows from financing activities:
Dividend by Acquisition Corp. to Holdings Corp.	—	(10)	—	—	(10)	10	—	—	—
Distributions to noncontrolling interest holders	—	—	(2)	—	(2)	—	—	—	(2)

Net cash used in financing activities	—	(10)	(2)	—	(12)	10	—	—	(2)

Effect of foreign currency exchange rate changes on cash	—	—	(4)	—	(4)	—	—	—	(4)

Net (decrease) increase in cash and equivalents	(17)	(10)	96	—	69	(4)	—	—	65
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$—	$51	$168	$—	$219	$—	$—	$—	$219

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(84)	$26	$(22)	$(3)	$(83)	$(101)	$(102)	$183	$(103)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	—	119	77	—	196	—	—	—	196
Deferred income taxes	—	—	(11)	—	(11)	—	—	—	(11)
Non-cash interest expense	8	1	—	—	9	—	—	—	9
Non-cash, share-based compensation expense	—	10	—	—	10	—	—	—	10
Equity (gains) losses from consolidated subsidiaries	(42)	4	—	38	—	82	101	(183)	—
Other non-cash items	—	(2)	—	—	(2)	—	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(6)	31	68	—	93	—	—	—	93
Inventories	—	3	7	—	10	—	—	—	10
Royalty advances	—	(12)	(3)	—	(15)	—	—	—	(15)
Accounts payable and accrued liabilities	160	(164)	(109)	(30)	(143)	—	(3)	—	(146)
Royalties payable	—	(29)	6	—	(23)				(23)
Accrued interest	(38)	—	—	—	(38)	(6)	—	—	(44)
Other balance sheet changes	2	1	5	(5)	3	25	(20)	—	8

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net cash (used in) provided by operating activities	—	(12)	18	—	6	—	(24)	—	(18)

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(59)	—	(59)	—	—	—	(59)
Acquisition of publishing rights	—	(39)	(19)	—	(58)	—	—	—	(58)
Capital expenditures	—	(24)	(10)	—	(34)	—	—	—	(34)

Net cash used in investing activities	—	(63)	(88)	—	(151)	—	—	—	(151)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	3	—	—	3	—	3	—	6
Distributions to noncontrolling interest holders	—	—	(1)	—	(1)	—	—	—	(1)

Net cash used in financing activities	—	3	(1)	—	2	—	3	—	5

Effect of foreign currency exchange rate changes on cash	—	—	15	—	15	—	—	—	15

Net decrease in cash and equivalents	—	(72)	(56)	—	(128)	—	(21)	—	(149)
Cash and equivalents at beginning of period	—	135	128	—	263	—	176	—	439

Cash and equivalents at end of period	$—	$63	$72	$—	$135	$—	$155	$—	$290

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the announced sale of EMI’s recorded music business and the sale of EMI’s music publishing business, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	the impact of legitimate music distribution on the Internet or the introduction of other new music distribution formats;

•	the reliance on a limited number of online music stores and their ability to significantly influence the pricing structure for online music stores;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	the impact an impairment in the carrying value of goodwill or other intangible and long-lived assets could have on our operating results and shareholders’ deficit;

•	risks associated with the fluctuations in foreign currency exchange rates;

•	our ability and the ability of our joint venture partners to operate our existing joint ventures satisfactorily;

•	the enactment of legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	potential loss of catalog if it is determined that recording artists have a right to recapture recordings under the U.S. Copyright Act;

•	changes in law and government regulations;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	the impact on the competitive landscape of the music industry from the announced sale of EMI’s recorded music business and the sale of EMI’s music publishing business;

•	risks inherent in relying on one supplier for manufacturing, packaging and distribution services in North America and parts of Europe;

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor). This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2012 (Successor) and June 30, 2011 (Predecessor) as well as a discussion of our financial condition and liquidity as of June 30, 2012. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Overall Operating Results

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the three and nine months ended June 30, 2012 (“Successor”) and for the three and nine months ended June 30, 2011 (“Predecessor”). Successor and Predecessor periods are presented on different bases of accounting and are, therefore, not comparable.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. However, a limitation of the use of the constant-currency results as a performance measure is that it does not reflect the impact of exchange rates on our revenue, including, for example, the $26 million, $19 million, and $7 million unfavorable impacts of exchange rates on our Total, Recorded Music, and Music Publishing Revenues, respectively, in the three months ended June 30, 2012 compared to the prior-year quarter and the $27 million, $19 million, and $8 million unfavorable impacts of exchange rates on our Total, Recorded Music, and Music Publishing Revenues in the nine months ended June 30, 2012 compared to the prior-year period. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

Recorded Music revenues are derived from four main sources:

•	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs and DVDs.;

•	Digital: the rightsholder receives revenues with respect to online and mobile downloads, mobile ringtones or ringback tones and online and mobile streaming;

•

Artist services and expanded rights: the rightsholder receives revenues with respect to artist services businesses and our participation in expanded rights associated with our artists, including sponsorship, fan club, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

•

Licensing: the rightsholder receives royalties or fees for the right to use the sound recording in combination with visual images such as in films or television programs, television commercials and videogames.

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

•	Product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets as well as those principal costs related to our artist services businesses;

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, Disney Music Publishing and Turner Music Publishing. In July 2012, we announced that Warner/Chappell had acquired the master and publishing rights with respect to film music owned by Miramax, which contains the film scores and certain masters from numerous critically acclaimed films. In 2007, we entered the production music library business with the acquisition of Non-Stop Music and further expanded our production music operations with the acquisitions of Groove Addicts Production Music Library and Carlin Recorded Music Library in 2010 and 615 Music in 2011, collectively branded as Warner/Chappell Production Music.

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

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $3 million for the three months ended June 30, 2011 and $10 million for the nine months ended June 30, 2011. As there were no outstanding equity awards subsequent to July 20, 2011, the Company did not recognize any non-cash compensation expense during the three and nine months ended June 30, 2012.

Severance Charges

During the three and nine months ended June 30, 2012, we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $17 million for the three months ended June 30, 2012, compared to $10 million for the three months ended June 30, 2011 and $28 million for the nine months ended June 30, 2012 and June 30, 2011.

Additional Targeted Savings

As of the completion of the Merger on July 20, 2011, we have targeted cost savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. While a portion of these initiatives and opportunities have been implemented, there can be no assurances that additional cost savings will be achieved in full or at all.

LimeWire Settlement

In May 2011, the major record companies reached a global out-of-court settlement of copyright litigation against LimeWire. Under the terms of the settlement, the LimeWire defendants agreed to pay compensation to the record companies that brought the action, including us. In connection with this settlement, we recorded a $12 million benefit to operating income in the consolidated statements of operation for the three and nine months ended June 30, 2011. These amounts were recorded net of the estimated amounts payable to our artists in respect of royalties.

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

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While artist services and expanded rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue for the three and nine months ended June 30, 2012, we believe this revenue should continue to grow and represent a larger proportion of our revenue over time. Artist services and expanded rights revenue will fluctuate from period to period depending upon touring and concert promotion schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

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

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. For the three and nine months ended June 30, 2012, such costs incurred by the Company were approximately $2 million and $6 million, respectively.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Revenue by Type
Physical	$188	$220	$(32)	-15%
Digital	215	191	24	13%

Total Physical and Digital	403	411	(8)	-2%
Artist services and expanded rights	58	77	(19)	-25%
Licensing	57	59	(2)	-3%

Total Recorded Music	518	547	(29)	-5%
Performance	54	59	(5)	-8%
Mechanical	34	38	(4)	-11%
Synchronization	31	30	1	3%
Digital	16	15	1	7%
Other	5	4	1	25%

Total Music Publishing	140	146	(6)	-4%
Intersegment elimination	(4)	(5)	1	-20%

Total Revenue	$654	$688	$(34)	-5%

Revenue by Geographical Location
U.S. Recorded Music	$225	$227	$(2)	-1%
U.S. Publishing	57	49	8	16%

Total U.S.	282	276	6	2%
International Recorded Music	293	320	(27)	-8%
International Publishing	83	97	(14)	-14%

Total International	376	417	(41)	-10%
Intersegment eliminations	(4)	(5)	1	-20%

Total Revenue	$654	$688	$(34)	-5%

Total Revenue

Total revenues decreased by $34 million, or 5%, to $654 million for the three months ended June 30, 2012 from $688 million for the three months ended June 30, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 79% and 21% of total revenues for both the three months ended June 30, 2012 and June 30, 2011. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenues for the three months ended June 30, 2012 and 40% and 60% of total revenues for the three months ended June 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased $8 million, or 1%.

Total digital revenues after intersegment eliminations increased by $27 million, or 13%, to $230 million for the three months ended June 30, 2012 from $203 million for the three months ended June 30, 2011. Total digital revenues represented 35% and 30% of consolidated revenues for the three months ended June 30, 2012 and June 30, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2012 were comprised of U.S. revenues of $131 million and international revenues of $100 million, or 57% and 43% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2011 were comprised of U.S. revenues of $117 million and international revenues of $89 million, or 57% and 43% of total digital revenues, respectively.

Recorded Music revenues decreased by $29 million, or 5%, to $518 million for the three months ended June 30, 2012 from $547 million for the three months both ended June 30, 2011. U.S. Recorded Music revenues were $225 million and $227 million, or 43% and 41% of consolidated Recorded Music revenues for the three months ended June 30, 2012 and June 30, 2011, respectively. International Recorded Music revenues were $293 million and $320 million, or 57% and 59% of consolidated Recorded Music revenues for the three months ended June 30, 2012 and June 30, 2011, respectively.

The decrease in Recorded Music revenues largely reflected lower artist services and expanded rights revenues driven primarily by declines in concert promotion revenue as compared to results from the prior year quarter’s strong touring schedule in France. The decrease in physical revenue was offset by the increase in digital revenue driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global ringtone revenue. Licensing revenues decreased due primarily to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $10 million, or 2%.

Music Publishing revenues decreased by $6 million, or 4%, to $140 million for the three months ended June 30, 2012 from $146 million for the three months ended June 30, 2011. U.S. Music Publishing revenues were $57 million and $49 million, or 41% and 34% of Music Publishing revenues for the three months ended June 30, 2012 and June 30, 2011, respectively. International Music Publishing revenues were $83 million and $97 million, or 59% and 66% of Music Publishing revenues for the three months ended June 30, 2012 and June 30, 2011, respectively.

The decrease in Music Publishing revenue was driven primarily by decreases in performance revenue and mechanical revenue, partially offset by slight increases in synchronization revenue and digital revenue. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The increase in synchronization revenue was primarily the result of the timing of collections. The increase in digital revenue was driven by growth of digital downloads and the continued success of streaming services. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased by $1 million, or 1%.

Revenue by Geographical Location

U.S. revenues increased by $6 million, or 2%, to $282 million for the three months ended June 30, 2012 from $276 million for the three months ended June 30, 2011. The overall increase in revenue from the U.S. Music Publishing business reflected improvement of the U.S. advertising market and the timing of collections, partially offset by the ongoing impact of the transition from physical to digital sales in the recorded music industry. The overall decrease in revenue from the U.S. Recorded Music business reflected the continuing decline of physical sales and higher artist services and expanded rights revenues primarily from expanded-rights deals on merchandising in the prior-year quarter.

International revenues decreased by $41 million, or 10%, to $376 million for the three months ended June 30, 2012 from $417 million for the three months ended June 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased $15 million or 4%. The decrease in International Recorded Music revenue was driven primarily by a decrease in physical revenue and lower artist services revenues, partially offset by an increase in digital revenue. The decrease in physical revenue reflected the continuing decline of physical sales in the recorded music industry. The decrease in artist services and expanded rights revenues was driven primarily by the timing and composition of touring schedules in France. The increase in digital revenue reflected the continued growth in global downloads. The decrease in international Music Publishing revenue was driven primarily by an overall market decline in the U.K. and the timing of collections in Germany.

Cost of revenues

Our cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$246	$245	$1	—
Product costs	110	135	(25)	-19%

Total cost of revenues	$356	$380	$(24)	-6%

Our cost of revenues decreased by $24 million, or 6%, to $356 million for the three months ended June 30, 2012 from $380 million for the three months ended June 30, 2011. Cost of revenues as a percentage of revenues decreased to 54% for the three months ended June 30, 2012 as compared with 55% for the three months ended June 30, 2011.

Artist and repertoire costs increased by $1 million to $246 million for the three months ended June 30, 2012 from $245 million for the three months ended June 30, 2011. Artist and repertoire costs as a percentage of revenues increased to 38% for three months ended June 30, 2012 from 36% and for three months ended June 30, 2011 due primarily to the timing of artist and repertoire spend.

Product costs decreased $25 million, or 19%, to $110 million for the three months ended June 30, 2012 from $135 million for the three months ended June 30, 2011, primarily as a result of lower artist services revenue from our European concert promotion businesses and lower physical revenue in the current-year quarter. Costs associated with our artist services recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of total revenues decreased to 17% for the three months ended June 30, 2012 from 20% for the three months ended June 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$140	$126	$14	11%
Selling and marketing expense	91	98	(7)	-7%
Distribution expense	13	13	—	—

Total selling, general and administrative expense	$244	$237	$7	3%

(1)	Includes depreciation expense of $12 million and $11 million for the three months ended June 30, 2012 and June 30, 2011, respectively.

Total selling, general and administrative expense increased by $7 million, or 3%, to $244 million for the three months ended June 30, 2012 from $237 million for the three months ended June 30, 2011. Expressed as a percentage of revenues, selling, general and administrative expenses cost of revenues increased to 37% for the three months ended June 30, 2012 from 34% for the three months ended June 30, 2011.

General and administrative expenses increased by $14 million, or 11%, to $140 million for the three months ended June 30, 2012 from $126 million for the three months ended June 30, 2011. The increase in general and administrative expense was driven primarily by the prior-year quarter benefit for the LimeWire settlement, an increase in severance charges of $7 million in the current-year quarter related to our Recorded Music operations and professional fees associated with our Management Agreement and costs related to the EMI transaction, partially offset by the realization of cost savings from previously announced management initiatives and the prior-year quarter charges of $3 million for share-based compensation expense. Expressed as a percentage of revenues, general and administrative expenses increased to 21% for the three months ended June 30, 2012 from 18% for the three months ended June 30, 2011.

Selling and marketing expense decreased by $7 million, or 7%, to $91 million for the three months ended June 30, 2012 from $98 million for the three months ended June 30, 2011, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 14% for both the three months ended June 30, 2012 and June 30, 2011.

Distribution expense remained flat at $13 million for the three months ended June 30, 2012 and June 30, 2011. Expressed as a percentage of revenues, distribution expense also remained flat at 2% for both the three months ended June 30, 2012 and June 30, 2011.

Transaction costs

Transaction costs of $5 million for the three months ended June 30, 2011 were incurred in connection with the consummation of the Merger. These costs included advisory, accounting, legal and other professional fees.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows:

	Successor	Predecessor	2012 vs. 2011
	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$66	$77	$(11)	-14%
Depreciation expense	(12)	(11)	(1)	9%
Amortization expense	(47)	(56)	9	-16%

Operating income	7	10	(3)	-30%
Interest expense, net	(56)	(47)	(9)	19%
Other income, net	6	6	—	—

Loss before income taxes	(43)	(31)	(12)	39%
Income tax benefit (expense)	11	(15)	26	—

Net loss	(32)	(46)	14	-30%
Less: (income) loss attributable to noncontrolling interest	—	—	—	—

Net loss attributable to Warner Music Group Corp.	$(32)	$(46)	$14	-30%

OIBDA

Our OIBDA decreased by $11 million, or 14%, to $66 million for the three months ended June 30, 2012 as compared to $77 million for the three months ended June 30, 2011. Expressed as a percentage of revenues, total OIBDA margin decreased to 10%, for the three months ended June 30, 2012, from 11%, for the three months ended June 30, 2011. Our OIBDA margin decrease was driven by the prior-year quarter benefit of $12 million for the LimeWire settlement, the decrease in revenue, the increase in severance charges primarily related to our Recorded Music business and increases in professional fees associated with our Management Agreement and costs related to the EMI transaction. These declines were partially offset by the realization of cost savings from previously announced management initiatives and the prior-year quarter charges of $3 million for share-based compensation expense and $5 million for expenses incurred in connection with the consummation of the Merger. In addition, our Music Publishing business has improved its OIBDA margin as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $1 million, or 9%, to $12 million for the three months ended June 30, 2012 as compared to $11 million for the three months ended June 30, 2011, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Amortization expense

Amortization expense decreased by $9 million, or 16%, to $47 million for the three months ended June 30, 2012 as compared to $56 million for the three months ended June 30, 2011. The decrease was primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives of our intangible assets.

Operating income

Our operating income decreased $3 million, or 30%, to $7 million, for the three months ended June 30, 2012 as compared to $10 million for the three months ended June 30, 2011. The decrease in operating income was primarily a result of the decrease in OIBDA, partially offset by the decrease in amortization expense noted above.

Interest expense, net

Our interest expense, net, increased $9 million, or 19%, to $56 million for the three months ended June 30, 2012 as compared to $47 million for the three months ended June 30, 2011. The increase was driven by our new debt obligations which were issued with higher interest rates.

The total principal amount and weighted-average interest rate of the Company’s long-term debt as of and for the three months ended June 30, 2012 were $2.165 billion and 10.5%, respectively. The total principal amounts and weighted-average interest rates of the Company’s long-term debt as of and for the three months ended June 30, 2011 were $1.983 billion and 8.9%, respectively.

See “—Financial Condition and Liquidity” for more information.

Other income, net

Other income, net for the three months ended June 30, 2012 and June 30, 2011 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, and payments received for tax indemnities related to tax matters in Germany and Brazil.

Income tax benefit (expense)

We incurred income tax benefit of $11 million for the three months ended June 30, 2012 as compared to an expense of $15 million for the three months ended June 30, 2011. The decrease in the income tax expense mainly relates to losses for the three months ended June 30, 2012 in foreign jurisdictions and the impact of tax reserves related to a tax audit in Germany recorded in the three months ended June 30, 2011.

We are currently under examination by various taxing authorities. We expect that $6 million of the total accrual of uncertain tax positions, which is $14 million as of June 30, 2012, will be paid during the next twelve months.

Net loss

Our net loss decreased by $14 million, or 30%, to $32 million for the three months ended June 30, 2012 as compared to $46 million for the three months ended June 30, 2011. The decrease in net loss was driven by lower income tax expense, partially offset by the decrease in operating income and increase in interest expense, net noted above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Recorded Music
Revenue	$518	$547	$(29)	-5%
OIBDA	56	84	(28)	-33%
Operating income	$17	$40	$(23)	-58%
Music Publishing
Revenue	$140	$146	$(6)	-4%
OIBDA	26	22	4	18%
Operating income	$10	$2	$8	—
Corporate expenses and eliminations
Revenue	$(4)	$(5)	$1	-20%
OIBDA	(16)	(29)	13	-45%
Operating loss	$(20)	$(32)	$12	-38%
Total
Revenue	$654	$688	$(34)	-5%
OIBDA	66	77	(11)	-14%
Operating income	$7	$10	$(3)	-30%

Recorded Music

Revenues

Recorded Music revenues decreased by $29 million, or 5%, to $518 million for the three months ended June 30, 2012 from $547 million for the three months ended June 30, 2011. Prior to intersegment eliminations, Recorded Music revenues represented 79% consolidated revenues for the three months ended June 30, 2012 and June 30, 2011. U.S. Recorded Music revenues were $225 million and $227 million, or 43% and 41% of consolidated Recorded Music revenues for the three months ended June 30, 2012 and June 30, 2011, respectively. International Recorded Music revenues were $293 million and $320 million, or 57% and 59% of consolidated Recorded Music revenues for the three months ended June 30, 2012 and June 30, 2011, respectively.

The decrease in Recorded Music revenues largely reflected lower artist services and expanded rights revenues driven primarily by declines in concert promotion revenue as compared to results from the prior year quarter’s touring schedule in France. The decrease in physical revenue was offset by the increase in digital revenue driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global ringtone revenue. Licensing revenues decreased due primarily to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $10 million, or 2%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$152	$144	$8	6%
Product costs	110	135	(25)	-19%

Total cost of revenues	$262	$279	$(17)	-6%

Recorded Music cost of revenues decreased $17 million, or 6%, to $262 million for the three months ended June 30, 2012 from $279 million for the three months ended June 30, 2011. The decrease in product costs was primarily as a result of lower physical revenue and lower artist services revenue from our European concert promotion business in the current-year quarter. The increase in artist and repertoire costs was driven by the timing of artist and repertoire spend and revenue mix, partially offset by the decrease in revenues in the current-year quarter. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 51% for the three months ended June 30, 2012 and June 30, 2011.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$104	$82	$22	27%
Selling and marketing expense	90	96	(6)	-6%
Distribution expense	13	13	—	—

Total selling, general and administrative expense	$207	$191	$16	8%

(1)	Includes depreciation expense of $7 million for the three months ended June 30, 2012 and June 30, 2011.

Recorded Music selling, general and administrative expense increased $16 million, or 8%, to $207 million for the three months ended June 30, 2012 from $191 million for the three months ended June 30, 2011. The increase in general and administrative expense was driven primarily by the prior-year quarter benefit from the LimeWire settlement, an increase in severance charges in the current-year quarter and costs related to the EMI transaction, partially offset by the realization of cost savings from previously announced management initiatives and prior-year quarter charges of $3 million for share-based compensation expense. The decrease in selling and marketing expense was primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased to 40% for the three months ended June 30, 2012 from 35% for the three months ended June 30, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$56	$84	$(28)	-33%
Depreciation and amortization expense	(39)	(44)	5	-11%

Operating income	$17	$40	$(23)	-58%

Recorded Music OIBDA decreased by $28 million, or 33%, to $56 million for the three months ended June 30, 2012 compared to $84 million for the three months ended June 30, 2011. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 11% for the three months ended June 30, 2012 from 15% for the three months June 30, 2011. Our OIBDA margin decrease was driven by the decrease in revenues, a $13 million increase in severance charges, costs related to the EMI transaction and the prior-year quarter benefit of $12 million from the LimeWire settlement. These margin declines were partially offset by improvements from our previously announced cost savings initiatives, the prior-year quarter charges for share-based compensation expense and a decrease in revenues from our European concert promotion business, which generally have lower margins than our traditional Recorded Music revenue streams.

Recorded Music operating income decreased by $23 million due to the decrease in OIBDA noted above, partially offset by a decrease in amortization expense primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives of intangible assets.

Music Publishing

Revenues

Music Publishing revenues decreased by $6 million, or 4%, to $140 million for the three months ended June 30, 2012 from $146 million for the three months ended June 30, 2011. U.S. Music Publishing revenues were $57 million and $49 million, or 41% and 34% of Music Publishing revenues for the three months ended June 30, 2012 and June 30, 2011, respectively. International Music Publishing revenues were $83 million and $97 million, or 59% and 66% of Music Publishing revenues for the three months ended June 30, 2012 and June 30, 2011, respectively.

The decrease in Music Publishing revenue was driven primarily by decreases in performance revenue and mechanical revenue, partially offset by slight increases in synchronization revenue and digital revenue. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The increase in synchronization revenue was primarily the result of the timing of collections. The increase in digital revenue was driven by growth of digital downloads and the continued success of streaming services. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased by $1 million, or 1%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Three Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$98	$106	$(8)	-8%

Total cost of revenues	$98	$106	$(8)	-8%

Music Publishing cost of revenues decreased $8 million, or 8%, to $98 million for the three months ended June 30, 2012, from $106 million for the three months ended June 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 70% for the three months ended June 30, 2012 from 73% for the three months ended June 30, 2011, primarily as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts:

	Successor	Predecessor	2012 vs. 2011
	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$16	$18	$(2)	-11%
Selling and marketing expense	1	1	—	—

Total selling, general and administrative expense	$17	$19	$(2)	-11%

(1)	Includes depreciation expense of $1 million for the three months ended June 30, 2012 and June 30, 2011.

Music Publishing selling, general and administrative expense decreased to $17 million for the three months ended June 30, 2012 as compared with $19 million for the three months ended June 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 12% for the three months ended June 30, 2012 from 13% for the three months ended June 30, 2011. The decrease was driven by lower severance charges taken during the current-year quarter.

OIBDA and Operating Income

Music Publishing operating income included the following:

	Successor	Predecessor	2012 vs. 2011
	For the Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$26	$22	$4	18%
Depreciation and amortization expense	(16)	(20)	4	-20%

Operating income	$10	$2	$8	—

Music Publishing OIBDA increased by $4 million, or 18%, to $26 million for the three months ended June 30, 2012 from $22 million for the three months ended June 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 19% for the three months ended June 30, 2012 from 15% for the three months ended June 30, 2011. The increase in OIBDA margin was a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets and lower severance charges.

Music Publishing operating income increased by $8 million due primarily to the increase in OIBDA noted above and a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased to $16 million for the three months ended June 30, 2012 from $29 million for the three months ended June 30, 2011, primarily as a result of the realization of cost savings from previously announced management initiatives, lower severance charges of $5 million in the current-year quarter and prior-year quarter charges for share-based compensation expense of $3 million and $5 million for expenses incurred in connection with the consummation of the Merger, partially offset by fees associated with our Management Agreement.

Our operating loss from corporate expenses and eliminations decreased to $20 million for the three months ended June 30, 2012 from $32 million for the three months ended June 30, 2011 due primarily to the decrease in OIBDA loss noted above, partially offset by a slight increase in depreciation expense.

Nine Months Ended June 30, 2012 Compared with Nine Months Ended June 30, 2011

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Revenue by Type
Physical	$696	$793	$(97)	-12%
Digital	642	574	68	12%

Total Physical and Digital	1,338	1,367	(29)	-2%
Artist services and expanded rights	178	213	(35)	-16%
Licensing	166	181	(15)	-8%

Total Recorded Music	1,682	1,761	(79)	-4%
Performance	149	153	(4)	-3%
Mechanical	99	111	(12)	-11%
Synchronization	87	85	2	2%
Digital	45	43	2	5%
Other	11	11	—	—

Total Music Publishing	391	403	(12)	-3%
Intersegment elimination	(12)	(14)	2	-14%

Total Revenue	$2,061	$2,150	$(89)	-4%

Revenue by Geographical Location
U.S. Recorded Music	$694	$730	$(36)	-5%
U.S. Publishing	153	149	4	3%

Total U.S.	847	879	(32)	-4%
International Recorded Music	988	1,031	(43)	-4%
International Publishing	238	254	(16)	-6%

Total International	1,226	1,285	(59)	-5%
Intersegment eliminations	(12)	(14)	2	-14%

Total Revenue	$2,061	$2,150	$(89)	-4%

Total Revenue

Total revenues decreased by $89 million to $2.061 billion for the nine months ended June 30, 2012 from $2.150 billion for the nine months ended June 30, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for both the nine months ended June 30, 2012 and June 30, 2011, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenues for both the nine months ended June 30, 2012 and June 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased by $62 million, or 3%.

Total digital revenues after intersegment eliminations increased by $74 million, or 12%, to $684 million for the nine months ended June 30, 2012 from $610 million for the nine months ended June 30, 2011. Total digital revenues represented 33% and 28% of consolidated revenues for the nine months ended June 30, 2012 and June 30, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2012 were comprised of U.S. revenues of $384 million and international revenues of $303 million, or 56% and 44% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2011 were comprised of U.S. revenues of $353 million and international revenues of $264 million, or 57% and 43% of total digital revenues, respectively.

Recorded Music revenues decreased by $79 million to $1.682 billion for the nine months ended June 30, 2012 from $1.761 billion for the nine months ended June 30, 2011. U.S. Recorded Music revenues were $694 million and $730 million, or 41% of consolidated Recorded Music revenues for the nine months ended June 30, 2012 and June 30, 2011. International Recorded Music revenues were $988 million and $1.031 billion, or 59% of consolidated Recorded Music revenues for the nine months ended June 30, 2012 and June 30, 2011.

This performance reflected a light post-holiday release schedule in the current period partially offset by a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. In addition, the decline in revenues from our European concert promotion business reflected the timing and composition of touring schedules in the current period as compared with the prior-year period. Licensing revenues decreased due primarily to timing. The increase in digital revenues was driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global ringtone revenue. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $60 million, or 3%.

Music Publishing revenues decreased by $12 million, or 3%, to $391 million for the nine months ended June 30, 2012 from $403 million for the nine months ended June 30, 2011. U.S. Music Publishing revenues were $153 million and $149 million, or 39% and 37% of Music Publishing revenues for the nine months ended June 30, 2012 and June 30, 2011, respectively. International Music Publishing revenues were $238 million and $254 million, or 61% and 63% of Music Publishing revenues for the nine months ended June 30, 2012 and June 30, 2011, respectively.

The decrease in Music Publishing revenue was driven primarily by decreases in mechanical revenue and performance revenue, partially offset by increases in digital revenue and synchronization revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The decrease in performance revenue was driven by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The increase in digital revenue reflected growth in global digital downloads, partially offset by a one-time settlement in the prior-year and timing of collections. The increase in synchronization revenue was primarily the result of the timing of collections, partially offset by lower videogame revenue. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $4 million, or 1%.

Revenue by Geographical Location

U.S. revenues decreased by $32 million, or 4%, to $847 million for the nine months ended June 30, 2012 from $879 million for the nine months ended June 30, 2011. The overall decrease in the U.S. Recorded Music business reflected the ongoing impact of the transition from physical to digital sales and lower artist services and expanded rights revenues driven primarily by lower merchandise revenue from expanded-rights deals. The decrease was partially offset by a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas” and an increase in digital revenue driven by growth in digital downloads and the continued success of streaming services, partially offset by the continued decline in global ringtone revenue. The overall increase in revenue from the U.S. Music Publishing business was primarily the result of the timing of collections, partially offset by the ongoing impact of the transition from physical to digital sales in the recorded music industry.

International revenues decreased by $59 million, or 5%, to $1.226 billion for the nine months ended June 30, 2012 from $1.285 billion for the nine months ended June 30, 2011. The decrease in international Recorded Music revenue reflected the ongoing impact of the transition from physical to digital sales and lower artist services revenues from our European concert promotion business, which reflected the timing and composition of touring schedules in the current period as compared with the prior-year quarter. The decrease was partially offset by an increase in digital revenue, primarily as a result of continued growth in global downloads and streaming and the success of Michael Bublé’s “Christmas” which was released in the current period. Revenue growth in Germany, Italy and Japan was more than offset by declines in France and UK. The decrease in International Music Publishing revenue was driven primarily by an overall market decline in the U.K. and the timing of collections in Germany. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues decreased $32 million or 3%.

Cost of revenues

Our cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$745	$768	$(23)	-3%
Product costs	358	402	(44)	-11%

Total cost of revenues	$1,103	$1,170	$(67)	-6%

Our cost of revenues decreased by $67 million, or 6%, to $1.103 billion for the nine months ended June 30, 2012 from $1.170 billion for the nine months ended June 30, 2011. Expressed as a percentage of revenues, cost of revenues remained flat at 54% for both the nine months ended June 30, 2012 and June 30, 2011.

Artist and repertoire costs decreased by $23 million, or 3%, to $745 million for the nine months ended June 30, 2012 from $768 million for the nine months ended June 30, 2011. The decrease in artist and repertoire costs were driven by the decrease in revenue, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. Artist and repertoire costs as a percentage of revenues remained flat at 36% for the nine months ended June 30, 2012 and June 30, 2011.

Product costs decreased $44 million, or 11%, to $358 million for the nine months ended June 30, 2012 from $402 million for the nine months ended June 30, 2011, primarily as a result of lower artist services revenue from our European concert promotion businesses and a decrease in physical revenue in the current period. Costs associated with our artist services recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of revenues decreased to 17% for the nine months ended June 30, 2012 from 19% for the nine months ended June 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$416	$402	$14	3%
Selling and marketing expense	287	310	(23)	-7%
Distribution expense	42	43	(1)	-2%

Total selling, general and administrative expense	$745	$755	$(10)	-1%

(1)	Includes depreciation expense of $37 million and $31 million for the nine months ended June 30, 2012 and June 30, 2011, respectively.

Total selling, general and administrative expense decreased by $10 million, or 1%, to $745 million for the nine months ended June 30, 2012 from $755 million for the nine months ended June 30, 2011. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 36% for the nine months ended June 30, 2012 from 35% for the nine months ended June 30, 2011.

General and administrative expenses increased by $14 million, or 3%, to $416 million for the nine months ended June 30, 2012 from $402 million for the nine months ended June 30, 2012. The increase in general and administrative expense was driven by an increase in depreciation expense of $6 million resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger, professional fees of $6 million associated with our Management Agreement and costs related to the EMI transaction and the prior-year benefit for the LimeWire settlement, partially offset by the realization of cost savings from previously announced management initiatives and the prior-year quarter charges of $10 million for share-based compensation expense. Expressed as a percentage of revenues, general and administrative expenses increased to 20% for the nine months ended June 30, 2012 from 19% for the nine months ended June 30, 2011.

Selling and marketing expense decreased by $23 million, or 7%, to $287 million for the nine months ended June 30, 2012 from $310 million for the nine months ended June 30, 2011, primarily related to lower variable marketing expense as a result of our efforts to better align spending on selling and marketing expense with revenues earned. Expressed as a percentage of revenues, selling and marketing expense remained flat at 14% for the nine months ended June 30, 2012 and June 30, 2011.

Distribution expense decreased by $1 million, or 2%, to $42 million for the nine months ended June 30, 2012 from $43 million for the nine months ended June 30, 2011. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the nine months ended June 30, 2012 and June 30, 2011.

Transaction costs

Transaction costs of $7 million for the nine months ended June 30, 2011 were incurred in connection with the consummation of the Merger. These costs included advisory, accounting, legal and other professional fees.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows:

	Successor	Predecessor	2012 vs. 2011
	For the Nine Months Ended June 30,
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$250	$249	$1	—
Depreciation expense	(37)	(31)	(6)	19%
Amortization expense	(145)	(165)	20	-12%

Operating income	68	53	15	28%
Interest expense, net	(169)	(141)	(28)	20%
Other income, net	6	5	1	20%

Loss before income taxes	(95)	(83)	(12)	14%
Income tax benefit (expense)	3	(20)	23	—

Net loss	(92)	(103)	11	-11%
Less: (income) loss attributable to noncontrolling interest	(2)	1	(3)	—

Net loss attributable to Warner Music Group Corp.	$(94)	$(102)	$8	-8%

OIBDA

Our OIBDA increased by $1 million, to $250 million for the nine months ended June 30, 2012 from $249 million for the nine months ended June 30, 2011. Our OIBDA increase reflected the strong sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, the realization of cost savings from previously announced management initiatives, a cost-recovery benefit related to the early termination of an artist contract, prior-year period charges for share-based compensation expense and $7 million of expenses incurred in connection with the consummation of the Merger, partially offset by the prior year benefit of $12 million for the LimeWire settlement and increases in professional fees of $6 million associated with our Management Agreement and costs related to the EMI transaction. In addition, our Music Publishing business has improved its OIBDA margin as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets. Expressed as a percentage of revenues, total OIBDA margin remained flat at 12% for the nine months ended June 30, 2012 and June 30, 2011.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $6 million, or 19%, to $37 million for the nine months ended June 30, 2012 as compared to $31 million for the nine months ended June 30, 2011, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Amortization expense

Amortization expense decreased by $20 million, or 12%, to $145 million for the nine months ended June 30, 2012 as compared to $165 million for the nine months ended June 30, 2011. The decrease was primarily related to purchase price accounting recorded in connection with the Merger that resulted in longer useful lives of our intangible assets.

Operating income

Our operating income increased $15 million, or 28%, to $68 million, for the nine months ended June 30, 2012 as compared to operating income of $53 million for the nine months ended June 30, 2011. The increase in operating income was primarily a result of the decrease in amortization expense, partially offset by the increase in depreciation expense noted above.

Interest expense, net

Our interest expense, net, increased $28 million, or 20%, to $169 million for the nine months ended June 30, 2012 as compared to $141 million for the nine months ended June 30, 2011. The increase was driven by our new debt obligations which were issued with higher interest rates.

The total principal amount and weighted-average interest rate of the Company’s long-term debt as of and for the nine months ended June 30, 2012 were $2.165 billion and 10.5%, respectively. The total principal amounts and weighted-average interest rates of the Company’s long-term debt as of and for the nine months ended June 30, 2011 were $1.983 billion and 8.9%, respectively.

See “—Financial Condition and Liquidity” for more information.

Other income, net

Other income, net for the nine months ended June 30, 2012 and June 30, 2011 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature and payments received for tax indemnities related to tax matters in Germany and Brazil.

Income tax benefit (expense)

We incurred income tax benefit of $3 million for the nine months ended June 30, 2012 as compared to an expense of $20 million for the nine months ended June 30, 2011. The decrease in the income tax expense mainly relates to losses for the three months ended June 30, 2012 in foreign jurisdictions, a tax benefit related to a change in the statutory tax rate in Japan and the impact of higher tax reserves recorded in the nine months ended June 30, 2011.

We are currently under examination by various taxing authorities. We expect that $6 million of the total accrual of uncertain tax positions, which is $14 million as of June 30, 2012, will be paid during the next twelve months.

Net loss

Our net loss decreased by $11 million, to a net loss of $92 million for the nine months ended June 30, 2012 as compared to a net loss of $103 million for the nine months ended June 30, 2011. The decrease was driven by the increase in operating income and the income tax benefit for the current period, offset by increases in interest expense, net noted above.

Noncontrolling interest

Net income attributable to noncontrolling interest for the nine months ended June 30, 2012 was $2 million and net loss attributable to noncontrolling interest for the nine months ended June 30, 2011 was $1 million.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Recorded Music
Revenue	$1,682	$1,761	$(79)	-4%
OIBDA	206	228	(22)	-10%
Operating income	$85	$97	$(12)	-12%
Music Publishing
Revenue	$391	$403	$(12)	-3%
OIBDA	98	90	8	9%
Operating income	$48	$33	$15	45%
Corporate expenses and eliminations
Revenue	$(12)	$(14)	$2	-14%
OIBDA	(54)	(69)	15	-22%
Operating loss	$(65)	$(77)	$12	-16%
Total
Revenue	$2,061	$2,150	$(89)	-4%
OIBDA	250	249	1	1%
Operating income	$68	$53	$15	28%

Recorded Music

Revenues

Recorded Music revenues decreased by $79 million to $1.682 billion for the nine months ended June 30, 2012 from $1.761 billion for the nine months ended June 30, 2011. U.S. Recorded Music revenues were $694 million and $730 million, or 41% of consolidated Recorded Music revenues for the nine months ended June 30, 2012 and June 30, 2011. International Recorded Music revenues were $988 million and $1.031 billion, or 59% of consolidated Recorded Music revenues for the nine months ended June 30, 2012 and June 30, 2011.

This performance reflected a light post-holiday release schedule in the current period partially offset by a strong holiday release schedule which included the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan, Michael Bublé’s “Christmas.” The success of this release helped offset the continued decline of physical sales. In addition, the decline in revenues from our European concert promotion business reflected the timing and composition of touring schedules in the current period as compared with the prior-year period. Licensing revenues decreased due primarily to timing. The increase in digital revenues was driven by growth of digital downloads from emerging digital markets in Latin America and certain European territories and the continued success of streaming services, partially offset by the continued decline in global ringtone revenue. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $60 million, or 3%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$512	$520	$(8)	-2%
Product costs	358	403	(45)	-11%

Total cost of revenues	$870	$923	$(53)	-6%

Recorded Music cost of revenues decreased $53 million, or 6%, for the nine months ended June 30, 2012. The decrease in product costs was primarily the result of the decrease in physical revenue in the current year and lower artist services revenue from our European concert promotion businesses. Costs associated with our artist services recorded music businesses are primarily recorded as a component of product costs. The decrease in artist and repertoire costs was driven by the decrease in revenue for the current period, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 52% for the nine months ended June 30, 2012 and June 30, 2011.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$303	$282	$21	7%
Selling and marketing expense	283	305	(22)	-7%
Distribution expense	42	43	(1)	-2%

Total selling, general and administrative expense	$628	$630	$(2)	—

(1)	Includes depreciation expense of $22 million and $20 million for the nine months ended June 30, 2012 and June 30, 2011, respectively.

Recorded Music selling, general and administrative expense decreased $2 million, for the nine months ended June 30, 2012. The decrease in selling and marketing expense was primarily the result of our efforts to better align selling and marketing expenses with revenues earned and continued cost-management efforts. The increase in general and administrative expense was driven by an increase in severance charges and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger and the prior-year benefit for the LimeWire settlement, partially offset by the realization of cost savings from previously announced management initiatives and a prior-year charge for share-based compensation expense. Expressed as a percentage of Recorded Music revenues, selling, general and administrative increased to 37% for the nine months ended June 30, 2012 from 36% for the nine months ended June 30, 2011.

OIBDA and Operating Income

Recorded Music operating income included the following:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$206	$228	$(22)	-10%
Depreciation and amortization expense	(121)	(131)	10	-8%

Operating income	$85	$97	$(12)	-12%

Recorded Music OIBDA decreased by $22 million, or 10%, to $206 million for the nine months ended June 30, 2012 compared to $228 million for the nine months ended June 30, 2011. Our Recorded Music OIBDA decreased primarily due to the prior year benefit of $12 million for the LimeWire settlement, a decrease in revenue, an increase in severance charges of $9 million and an increase in costs related to the EMI transaction. The decrease was partially offset by the strong sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, the realization of cost savings from previously announced management initiatives, the decrease in selling and marketing expense and a cost recovery benefit related to the early termination of an artist contract. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 12% for the nine months ended June 30, 2012 from 13% for the nine months ended June 30, 2011.

Recorded Music operating income decreased by $12 million, due primarily to the decrease in OIBDA noted above and a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by an increase in depreciation expense.

Music Publishing

Revenues

Music Publishing revenues decreased by $12 million, or 3%, to $391 million for the nine months ended June 30, 2012 from $403 million for the nine months ended June 30, 2011. U.S. Music Publishing revenues were $153 million and $149 million, or 39% and 37% of Music Publishing revenues for the nine months ended June 30, 2012 and June 30, 2011, respectively. International Music Publishing revenues were $238 million and $254 million, or 61% and 63% of Music Publishing revenues for the nine months ended June 30, 2012 and June 30, 2011, respectively.

The decrease in Music Publishing revenue was driven primarily by decreases in mechanical revenue and performance revenue, partially offset by increases in digital revenue and synchronization revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The decrease in performance revenue was driven by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The increase in digital revenue reflected growth in global digital downloads, partially offset by a one-time settlement in the prior-year and timing of collections. The increase in synchronization revenue was primarily the result of the timing of collections, partially offset by lower videogame revenue. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $4 million, or 1%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
Artist and repertoire costs	$245	$262	$(17)	-6%

Total cost of revenues	$245	$262	$(17)	-6%

Music Publishing cost of revenues decreased $17 million, or 6%, to $245 million for the nine months ended June 30, 2012, from $262 million for the nine months ended June 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 63% for the nine months ended June 30, 2012 from 65% for the nine months ended June 30, 2011, primarily as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets, partially offset by a year-over-year increase in unproven artist spend.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
General and administrative expense (1)	$50	$53	$(3)	-6%
Selling and marketing expense	2	1	1	100%

Total selling, general and administrative expense	$52	$54	$(2)	-4%

(1)	Includes depreciation expense of $4 million and $3 million for the nine months ended June 30, 2012 and June 30, 2011, respectively.

Music Publishing selling, general and administrative decreased to $52 million for the nine months ended June 30, 2012 from $54 million for the nine months ended June 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 13% for the nine months ended June 30, 2012 and June 30, 2011. The decrease in general and administrative expense was driven primarily by lower severance charges taken during the current period, partially offset by an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger.

OIBDA and Operating Income

Music Publishing operating income included the following:

	Successor	Predecessor
	For the Nine Months Ended June 30,		2012 vs. 2011
	2012	2011	$ Change	% Change
	(in millions)
OIBDA	$98	$90	$8	9%
Depreciation and amortization expense	(50)	(57)	7	-12%

Operating income	$48	$33	$15	45%

Music Publishing OIBDA increased to $98 million for the nine months ended June 30, 2012 as compared with $90 million for the nine months ending June 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 25% for the nine months ended June 30, 2012 from 22% for the nine months ended June 30, 2011. The increase in OIBDA margin was primarily the result of a disciplined A&R investment and acquisition strategy focused on higher margin assets and lower severance charges of $4 million taken during the current period, partially offset by an increase in unproven artist spend.

Music Publishing operating income increased by $15 million due primarily to the increase in OIBDA noted above and lower amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by the increase in depreciation expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased to $54 million for the nine months ended June 30, 2012 from $69 million for the nine months ended June 30, 2011, primarily as a result the realization of cost savings from previously announced management initiatives, lower severance charges of $5 million in the current period, prior-year charges for share-based compensation expense and $7 million for expenses incurred in connection with the consummation of the Merger, partially offset by an increase in professional fees incurred in connection with our bid to acquire EMI and $6 million of fees associated with our Management Agreement.

Our operating loss from corporate expenses and eliminations decreased to $65 million for the nine months ended June 30, 2012 from $77 million for the nine months ended June 30, 2011 due primarily to the decrease in OIBDA loss noted above, partially offset by the increase in depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2012, we had $2.209 billion of debt, $219 million of cash and equivalents (net debt of $1.990 billion, defined as total debt less cash and equivalents and short-term investments) and $944 million in Warner Music Group Corp. equity. This compares to $2.217 billion of debt, $154 million of cash and equivalents (net debt of $2.063 billion) and $1.065 billion in Warner Music Group Corp. equity at September 30, 2011. Net debt decreased by $73 million as a result of (i) a $65 million increase in cash and equivalents and (ii) a $9 million decrease in long-term debt related to the amortization of premiums on our Existing Secured Notes and Secured WMG Notes, partially offset by a $1 million accretion of the discount on our Unsecured WMG Notes.

The $121 million decrease in Warner Music Group Corp. equity during the nine months ended June 30, 2012 consisted primarily of $94 million of net loss for the nine months ended June 30, 2012 and foreign currency exchange movements of $28 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended June 30, 2012 and June 30, 2011, which are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flows are comprised of the following:

	Successor	Predecessor
	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
	(in millions)
Cash provided by (used in):
Operating activities	$107	$(18)
Investing activities	(36)	(151)
Financing activities	(2)	5

Operating Activities

Cash provided by operating activities was $107 million for the nine months ended June 30, 2012 as compared with cash used in operating activities of $18 million for the nine months ended June 30, 2011. The $125 million increase in cash provided by operations related to the timing of artist and repertoire spend compared to the prior-year and the timing of collections and royalty payments, partially offset by an increase in cash interest paid to $193 million for the nine months ended June 30, 2012 from $176 million for the nine months ended June 30, 2011 as a result of our new debt obligations which were issued in July 2011. Subsequent to the refinancing in connection with the Merger, all of the Company’s cash interest payments on its bonds are paid semi-annually in the first and third quarters of our fiscal year.

Investing Activities

Cash used in investing activities was $36 million for the nine months ended June 30, 2012 as compared with $151 million for the nine months ended June 30, 2011. The $36 million of cash used in investing consisted of $21 million to acquire music publishing rights, $24 million for capital expenditures and $5 million to acquire businesses, partially offset by $12 million received for the sale of a building and $2 million received for the sale of a recorded music catalog. The $151 million of cash used in investing consisted of $59 million to acquire businesses, net of cash acquired, $58 million to acquire music publishing rights and $34 million for capital expenditures

Financing Activities

Cash used in financing activities was $2 million for the nine months ended June 30, 2012 as compared with cash provided by financing activities of $5 million for the nine months ended June 30, 2011. The cash used in financing activities of $2 million represented distributions to our noncontrolling interest holders. The $5 million of cash provided for financing consisted of $6 million related to proceeds from the exercise of stock options, partially offset by $1 million of distributions to our noncontrolling interest holders.

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

As of June 30, 2012, our long-term debt was as follows:

(in millions)
Revolving Credit Facility (a)	$—
9.5% Existing Secured Notes due 2016—Acquisition Corp. (b)	1,154
9.5% Secured WMG Notes due 2016—Acquisition Corp. (c)	156
11.5% Unsecured WMG Notes due 2018—Acquisition Corp. (d)	749
13.75% Holdings Notes due 2019—Holdings (e)	150

Total long term debt	$2,209

(a)	Reflects $60 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at June 30, 2012. There were no loans outstanding under the Revolving Credit Facility as of June 30, 2012.

(b)	9.5% Existing Secured Notes due 2016; face amount of $1.1 billion plus unamortized premium of $54 million.
(c)	9.5% Secured WMG Notes due 2016; face amount of $150 million plus unamortized premium of $6 million.
(d)	11.5% Unsecured WMG Notes due 2018; face amount of $765 million less unamortized discount of $16 million.
(e)	13.75% Holdings Notes due 2019; face amount of $150 million.

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

The Existing Secured Notes were issued at 96.289% of their face value for total net proceeds of $1.059 billion, with an effective interest rate of 10.25%. The original issue discount (OID) was $41 million. The OID was equal to the difference between the stated principal amount and the issue price. Following the Merger, in accordance with the guidance under ASC 805, these notes were recorded at fair value in conjunction with acquisition-method accounting. This resulted in the elimination of the predecessor discount and the establishment of a $65 million successor premium based on market data as of the closing date. This premium is being amortized using the effective interest rate method and reported as an offset to non-cash interest expense. The Existing Secured Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.5% per annum.

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

The Secured WMG Notes were issued at 104.75% of their face value for total net proceeds of $157 million, with an effective interest rate of 8.32%. The original issue premium (OIP) was $7 million. The OIP is the difference between the stated principal amount and the issue price. The OIP is being amortized over the term of the Secured WMG Notes using the effective interest rate method and reported as an offset to non-cash interest expense. The Secured WMG Notes mature on June 15, 2016 and bear interest payable semi-annually on June 15 and December 15 of each year at fixed rate of 9.5% per annum.

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

The Unsecured WMG Notes were issued at 97.673% of their face value for total net proceeds of $747 million, with an effective interest rate of 12%. The original issue discount (OID) was $17 million. The OID is the difference between the stated principal amount and the issue price. The OID is being amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 11.5% per annum.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Adjusted Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Credit Agreement for the most recently ended four fiscal quarters ended June 30, 2012. The terms and related calculations are defined in the Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp.:

Twelve Months Ended June 30, 2012
(in millions, except ratios)
Net Loss	$(166)
Income tax expense	6
Interest expense, net	211
Depreciation and amortization	244
Restructuring costs (a)	41
Net hedging losses (b)	1
Management fees (c)	6
Stock-based compensation expense (d)	14
Transaction costs (e)	56
Business optimization expenses (f)	6
Proforma savings (g)	28

Consolidated EBITDA	$447

Consolidated Funded Indebtedness (h)	$2,044

Leverage Ratio (i)	4.56x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities.
(c)	Reflects management fees paid to Access.
(d)	Reflects stock-based compensation costs.
(e)	Reflects costs mainly associated with the Merger.
(f)	Reflects primarily costs associated with IT systems updates.
(g)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended June 30, 2012. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost savings and synergies.

(h)	Reflects the principal balance of external debt at Acquisition Corp of $2.015 billion, as well as contractual obligations of deferred purchase price of approximately $19 million and contingent consideration related to acquisitions of approximately $10 million as of June 30, 2012.
(i)	Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended June 30, 2012 after also giving pro forma effect to certain transactions and the change in consolidated EBITDA resulting therefrom as if they had occurred on the first day of the measurement period. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $5 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Credit Agreement is 6.25x as of the end of any fiscal quarter in fiscal 2012.

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

As discussed in Note 14 to our audited consolidated financial statements for the twelve months ended September 30, 2011, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2012, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2011.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of June 30, 2012, the Company had outstanding hedge contracts for the sale of $254 million and the purchase of $16 million of foreign currencies at fixed rates. Subsequent to June 30, 2012, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2012, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $24 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of Internet Music purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is currently in discovery. The parties are scheduled to confer at the end of August 2012 on a class certification briefing schedule, for a determination by the District Court as to whether class treatment is appropriate. The case will proceed with discovery, based on a schedule to be determined by the District Court. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

As previously disclosed, the settlement did not involve any monetary payment to the class of shareholders. Instead, the Company agreed to publicly disclose additional information about the Merger in a filing that it made with the SEC on June 13, 2011 and pay up to $500,000 for plantiffs’ counsel fees.

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

Also in November 2011, an investor group comprised of Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that they had signed with Citi a definitive agreement to purchase EMI Music Publishing. On June 29, 2012 Sony announced it had closed its acquisition of EMI Music Publishing following clearance of the deal by the U.S. Federal Trade Commission in June and the European Commission in April, stipulating that the group must sell certain publishing rights after the acquisition is finalized. The acquisition combines the second- and fourth-largest music publishers.

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

On June 30, 2012, we had $1.379 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, the market capitalization of our stock, and trends in the music industry. As noted, the Merger was completed during the fourth quarter of fiscal year ended September 30, 2011 and resulted in all assets and liabilities being recognized at fair value as of July 20, 2011. No indicators of impairment were identified during the Predecessor period that required the Company to perform an interim assessment or recoverability test, nor were any identified during the Successor period. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.512 billion of definite-lived intangible assets as of June 30, 2012. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 58% and 60% of our revenues related to operations in foreign territories for the three and nine months ended June 30, 2012. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of June 30, 2012, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact. As of the completion of the Merger in July 2011, we have targeted cost savings over the next nine fiscal quarters following the merger of $50 million to $65 million based on identified cost savings initiatives and opportunities. While a portion of these initiatives and opportunities have been implemented, there can be no assurances that additional cost savings will be achieved in full or at all.

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

Cinram and its affiliates have been our primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and Central Europe.

In April 2012, in connection with its earnings report, Cinram described certain events and conditions that indicate the existence of a material uncertainty that may cast significant doubt about Cinram’s ability to continue as a going concern, including the breach of certain of the financial covenants in its senior credit agreements. In connection with a previously announced strategic process, in June 2012, Cinram announced that it would sell its core business to the Najafi Companies. The sale transaction is expected to close in August 2012, subject to satisfaction of closing conditions, although the transfer of portions of the business may occur later in the year. The sale of Cinram will be implemented through a court-supervised process. Cinram has announced that the court restructuring process is not expected to affect Cinram’s day-to-day operations.

As a result of the foregoing, as previously disclosed, on June 22, 2012, we provided notice of termination, effective immediately, of our agreements with Cinram. As a result of this termination, the terms of the transition agreements related to the terminated agreements now apply, and the parties are bound by those terms. Notwithstanding the termination, the Company will continue operating with Cinram in a non-exclusive capacity under the transition agreements and for the six months following termination, the current pricing in the Cinram agreements will continue to apply. After that time, a new rate card can be negotiated by both companies. The transition agreements now permit the Company to use third-party vendors to fulfill any portion of its service requirements, and in 2011 we entered into a non-exclusive third-party manufacturing and distribution services arrangement, pursuant to which we can use a third-party to fulfill our requirements in the event Cinram is unable to do so. We have completed technical integration into each of the third-party’s manufacturing and distribution facilities but because we have only used the third-party for a very limited volume, there could be some delay if we needed to use it to fulfill all of our requirements in the event Cinram is unable to do so. Additionally, it could be costly for the Company to switch to substitute suppliers for any such services, particularly in the short term, and any delays associated with transitioning to other suppliers could also have an adverse impact on the Company’s operations. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned.

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

We are highly leveraged. As of June 30, 2012, our total consolidated indebtedness was $2.209 billion. In addition, we would have been able to borrow up to $60 million under our Revolving Credit Facility, less letters of credit outstanding of approximately $1 million.

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

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp. (1)

3.2	Third Amended and Restated Bylaws of Warner Music Group Corp. (2)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements***

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502).
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 26, 2011 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2012

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)