Form 10-K
period 2012-09-30
Warner Music Group Corp.
filed 2012-12-13
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of December 13, 2012 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,000. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

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

Explanatory Note

Acquisition of Warner Music Group by Access Industries

Warner Music Group Corp. (the “Company”) was formed on November 21, 2003. We are the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies.

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC, a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

On July 20, 2011, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”). All unvested restricted stock and shares of common stock of the Company owned by Parent and its affiliates were forfeited immediately prior to the Merger.

On July 20, 2011, we notified the New York Stock Exchange, Inc. (the “NYSE”) of our intent to remove our common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of our common stock from the NYSE. On July 21, 2011, in accordance with our request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of our common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, we filed a Form 15 with the SEC in order to provide notification of a suspension of our duty to file reports under Section 15(d) of the Exchange Act. Following such suspension, we continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing our outstanding indebtedness. Additionally, we filed two exchange offer registration statements with the SEC in connection with the registration of our 11.50% Senior Unsecured Notes due 2018 issued by Acquisition Corp. (the “Unsecured WMG Notes”) and our 13.75% Senior Notes due 2019 issued by Holdings (the “Holdings Notes”) and the related guarantees by the Company, both of which became effective on March 16, 2012. As a result, our obligations to file reports pursuant to Section 15(d) of the Exchange

Act were reinstated until the end of our fiscal year ended September 30, 2012 and we have continued to file Exchange Act reports with the SEC in accordance with certain covenants contained in the instruments covering our outstanding indebtedness. We have included condensed consolidating financial information as a condition to omitting separate financial statements for Acquisition Corp. and Holdings under Section 15(d) of the Exchange Act as permitted by Rule 3-10 of Regulation S-X.

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and for the period from October 1, 2010 to July 19, 2011 (“Predecessor”). Successor period and the Predecessor periods are presented on different bases and are, therefore, not comparable. However, we have also combined results for the Successor and Predecessor periods for 2011 in the presentations below (and presented as the results for the “twelve months ended September 30, 2011”) because, although such presentation is not in accordance with GAAP, we believe that it enables a meaningful comparison of results. The results for the twelve months ended September 30, 2011 have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and the transactions related to the Merger and may not be predictive of future results of operations.

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $2.780 billion during the fiscal year ended September 30, 2012.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads, subscription, and streaming) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 27 of the top 100 best-selling albums of all time in the U.S. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fanclubs, sponsorships, concert promotions and artist management, among other areas. We often refer to these rights as “artist services and expanded rights” and to the recording agreements which provide us with participations in such rights as “expanded rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.275 billion during the fiscal year ended September 30, 2012.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $524 million during the fiscal year ended September 30, 2012.

Our Business Strengths

We believe the following competitive strengths will enable us to grow our revenue and increase our margins and cash flow and to continue to generate recurring revenue through our diverse base of Recorded Music and Music Publishing assets:

Evergreen Catalog of Recorded Music and Music Publishing Content and Vibrant Roster of Recording Artists and Songwriters. We believe the depth and quality of our Recorded Music and Music Publishing catalogs stand out, with a collection of owned and controlled evergreen recordings and songs that generate steady cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our roster of recording artists and songwriters and our recent successes in our Recorded Music and Music Publishing businesses. We believe our relative size, the strength and experience of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit recordings and songs and our A&R skills will help us continue to generate steady cash flows.

Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our Recorded Music and Music Publishing catalogs and new recordings and songs from our roster of recording artists and songwriters. In any given year, only a small percentage of our total revenue depends on recording artists and songwriters without an established track record and our revenue base does not depend on any single recording artist, songwriter, recording or song. We have built a large and diverse catalog of recordings and songs that covers a wide breadth of musical styles, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. Continuing to enter into additional expanded-rights deals will further diversify the revenue base of our Recorded Music business.

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements. We have contractual flexibility with regard to the timing and amounts of advances paid to existing recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which further allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital expenditure requirements are predictable. We had an increased level of capital expenditures in fiscal years 2010 and 2011 as a result of several planned information technology infrastructure projects, including the delivery of an SAP enterprise resource planning application in the U.S. for fiscal year 2011 and improvements to our royalty systems for fiscal year 2012. In order to improve operating efficiency, we have begun to develop a long-term capital expenditure plan to upgrade our IT systems, which led to increased levels of capital expenditures in fiscal year 2012. We continue to seek sensible opportunities to convert fixed costs to variable costs and to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs. We also continue to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams. In addition, we continue to look for opportunities to outsource additional back-office functions where it can make us more efficient, increase our capabilities and lower our costs.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital downloads of single tracks and albums, digital streaming and subscription services, video streaming and downloads, mobile music, in the form of ringtones, ringback tones and full-track downloads, and digital radio services. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels by establishing a strong partnership portfolio and developing and enabling the development of innovative products and services, including Internet cloud-based services, to further leverage our content and rights. For the fiscal year ended September 30, 2012, digital revenue represented approximately 38% of our Recorded Music revenue. For the twelve months ended September 30, 2011, digital revenue represented approximately 33% of our Recorded Music revenue.

We believe that product innovation is crucial to digital growth. As such, we have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the company. Through our digital initiatives we have established strong relationships with our customers, developed new products and become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Diversified, Growing and Higher-Margin Revenue Streams through Expanded-Rights Deals. We have been expanding our relationships with recording artists to partner with them in other areas of their careers by entering into expanded-rights or 360° deals. Under these arrangements, we participate in sources of revenue outside of the recording artist’s record sales, such as live performances, merchandising, fan clubs, artist management and sponsorships. These opportunities have allowed us, and we believe will continue to allow us, to further diversify our revenue base and offset declines in revenue from physical record sales over time. As of September 30, 2012, we had expanded-rights deals in place with more than 75% of our active global Recorded Music roster. The vast majority of these agreements are signed with recording artists in the early stages of their careers. As a result, we expect the revenue streams derived from these deals to increase in value over time as we help recording artists on our active global Recorded Music roster gain prominence.

Strong Management Team and Strategic Investor. We have strategically realigned business unit leadership to manage the business on a global basis. In addition, we have successfully implemented an A&R strategy that focuses on the return on investment (ROI) for each recording artist and songwriter. Our management team has also delivered strong results in our digital business, which, along with our efforts to diversify our revenue mix, are helping us transform our company. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. In addition, since our acquisition by Access Industries in July 2011, we have benefited from our partnership with Access which has provided us with strategic direction and planning support to help us manage the ongoing transition in the recorded music industry.

Our Strategy

We expect to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success, and we expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists, who will generate a meaningful level of revenues and increase the enduring value of our catalog on an ongoing basis with little additional marketing expenditure. We also work to identify promising songwriters who will write musical compositions that will augment the lasting value and stability of our music publishing catalog. We intend to evaluate our recording artist and songwriter rosters continually to ensure that we remain focused on developing the most promising and profitable talent and committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours on a selective basis.

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters, along with our recorded music and music publishing catalogs are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music-based content. We believe that the ability to monetize our music-based content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously unmonetized content in new channels, formats and product offerings. For example, we have a large catalog of music videos that we have yet to fully monetize, as well as album art, lyrics and B-side tracks that have never been exploited. We will also continue to work with our partners to explore creative approaches and experiment with new deal structures and product offerings to take advantage of new distribution channels. We also intend to capitalize on our recently commenced global catalog initiative geared towards improving our market share in key international territories.

Capitalize on Digital Distribution. The growth of digital formats should continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry, through downloads, streaming and subscription services, and digital radio services, among other formats. Digital tracks and albums and streaming and subscription services are reasonably priced for the consumer, but also offer a superior customer experience relative to illegal alternatives. Legitimate digital music is easy to use, fosters discovery, presents gift options, offers uncorrupted, high-quality song files and integrates seamlessly with popular portable music players such as Apple’s iPod/iPhone/iPad devices and smartphones which run on operating systems such as Google’s Android, RIM’s Blackberry and Microsoft’s Windows. Research conducted by NPD in December 2011 shows that legitimate digital music offerings are driving additional uptake from consumers. More than a quarter of U.S. Internet consumers age 13+ who started buying or bought more digital albums in the year covered by the survey did so in order to get content for their portable devices. Approximately 15-20% of these consumers did so because it was easy to find music through digital music stores and services, because they had established a level of comfort with purchasing music through such services, and because they discovered more music through them; 20-25% received a digital gift card, or more digital gift cards than in the past, which encouraged such purchasing. We believe digital distribution will drive incremental Recorded Music catalog sales given the ability to offer enhanced presentation and searchability of our catalog.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the United States, beginning with the twelve months ended September 30, 2011, our Recorded Music digital revenue exceeded physical revenue. Research conducted by NPD in December 2011 shows that more than two out of every five U.S. Internet consumers age 13+ watched music videos or listened to music via an online video site such as YouTube, or listened to radio via an online radio service such as Pandora, in the period covered by the 2011 survey. In addition, with worldwide smartphone shipments expected to reach nearly 1.7 billion by 2017, we expect that the mobile platform will represent an area of significant opportunity for music-based content. Figures from comScore’s June 2012 MobiLens data release show that the uptake of music among users of such phones is significant: three-month averages through June 2012 reflect that half of existing smartphone users in the U.S. and 44% of their counterparts across five major European territories (the U.K., Germany, France, Spain and Italy) listened to music downloaded and stored or streamed on their handsets from services such as iTunes, Pandora, iHeartRadio, Deezer and Spotify, among other sources, in the periods covered by monthly surveys. We believe that demand for music-related products, services and applications that are optimized for smartphones as well as devices like Apple’s iPod/iPad will continue to grow with the continued development of these platforms.

Enter into Expanded-Rights Deals to Form Closer Relationships with Recording Artists and Capitalize on Revenues From Other Areas of the Music Industry. Since the end of calendar 2005, we have successfully implemented a strategy of entering into expanded-rights deals with new recording artists. This strategy has allowed us to create closer relationships with our recording artists through our provision of additional artist services and greater financial alignment. Expanded-rights deals allow us to diversify our Recorded Music revenue streams and capitalize on ancillary revenues, from merchandising, fan clubs, sponsorship, concert promotion, and artist management, among other areas. As part of our strategy, we have built or acquired significant in-house resources to provide additional services to our recording artists and third-party recording artists. We believe artist services and expanded-rights deals will contribute to Recorded Music revenue growth over time.

Focus on Continued Management of Our Cost Structure. We plan to continue to maintain a disciplined approach to cost management in our business and to pursue additional cost-savings with a focus on aligning our cost structure with our strategy and optimizing the implementation of our strategy. As part of this focus, we will continue to monitor industry conditions to ensure that our business remains aligned with industry trends. We also plan to continue to aggressively shift resources from our physical sales channels to efforts focused on digital distribution and other new revenue streams. As digital revenue makes up a greater portion of total revenue, we plan to manage our cost structure accordingly. In addition, we will continue to look for opportunities to convert fixed costs to variable costs through realigning or outsourcing certain functions. We are constantly monitoring our costs and seeking additional cost savings. As of the completion of our Merger on July 20, 2011, we targeted cost-savings over the next nine fiscal quarters of $50 million to $65 million based on identified cost-savings initiatives and opportunities, including targeted savings expected to be realized as a result of shifting from a public to a private company, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. Through September 30, 2012, we had achieved a majority of the targeted cost savings that we identified at the time of the Merger, and have since identified further cost-saving opportunities.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, are taking multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. We also believe technologies geared towards degrading the illegal filesharing process and tracking the source of pirated music offer a means to reduce piracy. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further exploiting actors’ contracts. For over 50 years, Warner Bros. Records has led the industry both creatively and financially with the discovery of many of the world’s biggest recording artists. Warner Bros. Records acquired Frank Sinatra’s Reprise Records in 1963. Our Atlantic Records label was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B and Elektra Records was founded in 1950 by Jac Holzman as a folk music label. Atlantic Records and Elektra Records were merged in 2004 to form the Atlantic Records Group. Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, East West, Elektra, Nonesuch, Reprise, Rhino, Roadrunner, Rykodisc, Sire, Warner Bros. and Word.

Since 1970, our international Recorded Music business has been responsible for the sale and marketing of our U.S. recording artists abroad as well as the discovery and development of international recording artists. Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as the acquisition of a majority interest in Word Entertainment (“Word”) in 2002, our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 (we also acquired the remaining interest in Roadrunner in 2010) and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog in 2007 and Southside Independent Music Publishing in 2011.

On July 20, 2011, we completed the Merger with an affiliate of Access pursuant to which Access became the beneficial owner of 100% of our equity and our controlling shareholder.

Recorded Music (81%, 81% and 82% of consolidated revenues, before intersegment eliminations, for fiscal year ended September 30, 2012, twelve months ended September 30, 2011 and fiscal year ended September 30, 2010)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists.

In the U.S., Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and the Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we own a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through our various subsidiaries, affiliates and non-affiliated licensees. Internationally we engage in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute internationally the records of those artists for whom our U.S. record labels have international rights. In certain smaller markets, we license to unaffiliated third-party record labels the right to distribute our records. Our international artist services operations also include a network of concert promoters through which we provide resources to coordinate tours.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver products, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are distributed in physical form through online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form through online digital retailers like Apple’s iTunes, online subscription services like Spotify, Rhapsody and Deezer, and Internet radio services like Pandora and iHeart Radio. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists, which allows us to work together more closely with them to create and sustain artistic and commercial success.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. As a music-based content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is still in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We have developed an artist services business to exploit this broader set of music-related rights and to participate more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment.

We believe that entering into expanded-rights deals and enhancing our artist services business will permit us to better capitalize on the growth areas of the music industry and permit us to build stronger long-term relationships with artists and more effectively connect artists and fans.

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

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate digital channels. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. Internationally we market and sell U.S. and local repertoire through our network of affiliates and licensees in more than 50 countries. With a roster of local artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

Many of our recording artists continue to appeal to audiences long after we cease to release their new recordings. We have an efficient process for sustaining sales across our catalog releases, as evidenced by the fact that catalog usually generates more than 40% of our recorded music album sales on a unit basis in the U.S. in a typical year. Relative to our new releases, we spend comparatively small amounts on marketing for our catalog.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

3Oh!3	Donkeyboy	Katherine Jenkins	Stevie Nicks	The Smiths
A-Ha	The Doors	Kid Rock	Notorious B.I.G.	Regina Spektor
Airbourne	Dream Theater	Killswitch Engage	Paolo Nutini	Staind
Avenged Sevenfold	Eagles	Kobukuro	Opeth	The Streets
The Baseballs	Missy Elliott	Korn	Panic At the Disco	Rod Stewart
Jeff Beck	The Enemy	k.d. lang	Pantera	Stone Sour
Bee Gees	Enya	Larry the Cable Guy	Paramore	Stone Temple Pilots
Big & Rich	Estelle	Hugh Laurie	Sean Paul	Superfly
The Black Keys	Lupé Fiasco	Led Zeppelin	Laura Pausini	Billy Talent
Black Sabbath	Flaming Lips	Ligabue	Pendulum	Mariya Takeuchi
B.o.B	Fleetwood Mac	Linkin Park	Tom Petty	Serj Tankian
Miguel Bosé	Flo Rida	Lynyrd Skynyrd	Christina Perri	Tegan and Sara
James Blunt	Peter Fox	Machine Head	Plan B	Theory of a Deadman
Michelle Branch	Aretha Franklin	Christophe Maé	Plies	Rob Thomas
Bruno Mars	Foreigner	Maná	Primal Scream	Randy Travis
Michael Bublé	fun.	Mastodon	The Ramones	Rush
The Cars	Genesis	matchbox twenty	The Ready Set	Theophilus London
Cee Lo Green	Gloriana	MC Solaar	Red Hot Chili Peppers	T.I.
Tracy Chapman	Gnarls Barkley	Megadeath	R.E.M.	Trans-Siberian Orchestra
Ray Charles	Gojira	Bette Midler	Damien Rice	Trey Songz
Cher	Goo Goo Dolls	Luis Miguel	Rumer	Twisted Sister
Chicago	Josh Groban	Janelle Monáe	Todd Rundgren	Uncle Kracker
Eric Clapton	Grateful Dead	The Monkees	Alejandro Sanz	Van Halen
Biffy Clyro	Green Day	Jason Mraz	Jill Scott	Paul Wall
Cobra Starship	Gucci Mane	Murderdolls	Seal	Westernhagen
Phil Collins	Gym Class Heroes	Muse	Seeed	Wilco
Alice Cooper	Halestorm	Musiq Soulchild	Ed Sheeran	Wiz Khalifa
The Corrs	Johnny Hallyday	My Chemical Romance	Blake Shelton	The Wombats
Crosby, Stills & Nash	Emmylou Harris	Nek	Shinedown	Neil Young
Death Cab for Cutie	Hard-Fi	New Boyz	Simple Plan	Young the Giant
Deftones	Hunter Hayes	New Order	Skillet	Youssou N’Dour
Jason Derulo	Faith Hill	Never Shout Never	Skrillex	Zac Brown Band
Disturbed	Jaheim	Nickelback	Slipknot	ZZ Top

Recording Artists’ Contracts

Our artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording agreements with artists that define our rights to use the artists’ copyrighted recordings. In accordance with the terms of the contract, the artists receive royalties based on sales and other forms of exploitation of the artists’ recorded works. We customarily provide up-front payments to artists called advances, which are recoupable by us from future royalties otherwise payable to artists. We also typically pay costs associated with the recording and production of albums, which in certain countries are treated as advances recoupable by us from future royalties. Our typical contract for a new artist covers a single initial album and provides us with a series of options to acquire subsequent albums from the artist. Royalty rates and advances are often increased for subsequent albums for which we have exercised our option to acquire. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which in certain countries is treated as advances recoupable by us from future royalties.

Our established artists’ contracts generally provide for greater advances and higher royalty rates. Typically, established artists’ contracts entitle us to fewer albums, and, of those, fewer are optional albums. In contrast to new artists’ contracts, which typically give us ownership in the artist’s work for the full term of copyright, some established artists’ contracts provide us with an exclusive license for some fixed period of time. It is not unusual for us to renegotiate contract terms with a successful artist during the term of an existing agreement, sometimes in return for an increase in the number of albums that the artist is required to deliver.

We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions. The vast majority of the recording agreements we currently enter into are expanded-rights deals, in which we share in the touring, merchandising, sponsorship/endorsement, fan club or other non-traditional music revenues associated with those artists.

Marketing and Promotion

Our approach to marketing and promoting our artists and their recordings is comprehensive. Our goal is to maximize the likelihood of success for new releases as well as to stimulate the success of catalog releases. We seek to maximize the value of each release, and to help our artists develop an image that maximizes appeal to consumers.

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

Before and after the release of an album, we coordinate and execute a marketing plan that addresses specific digital and physical retail strategies to promote the album. Aspects of these promotions include in-store appearances, advertising, displays and placement in album listening stations. These activities are overseen by our label marketing staffs to ensure that maximum visibility is achieved for the artist and the release.

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

While marketing efforts extend to our catalog, most of the expenditure is directed toward new releases. Rhino specializes in marketing our catalog through compilations and reissues of previously released music and video titles, licensing tracks to third parties for various uses and coordinating film and television soundtrack opportunities with third-party film and television producers and studios.

Manufacturing, Packaging and Physical Distribution

Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”) is currently our primary supplier of manufacturing, packaging and physical distribution services in the U.S., Canada and part of Europe. We believe that the pricing terms of our Cinram agreements reflect market rates. Pursuant to the terms of our agreement with Cinram, we have the option to use third-party vendors for up to a certain percentage of the volume provided to us during the 2010 calendar year by Cinram (and up to a higher percentage upon the occurrence of certain events). We also have arrangements with other suppliers and distributors as part of our manufacturing, packaging and physical distribution network throughout the rest of the world.

Sales

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Most of our sales are currently generated through the CD format, although we also sell our music through both historical formats, such as vinyl albums, and newer digital formats including downloads and streaming.

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

The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as Amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Several carriers also offer their subscribers the ability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as iTunes, Deezer, MOG, Rdio, Rhapsody, MTV, Amazon, Spotify, Sprint, T-Mobile, Verizon Wireless, Orange, Vodafone, eMusic, Virgin Mobile, China Mobile, YouTube and Google, and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to two years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the continuing changes to the digital business models.

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

Music Publishing (19%, 19% and 18% of consolidated revenues, before intersegment eliminations, for fiscal year ended September 30, 2012, twelve months ended September 30, 2011 and fiscal year ended September 30, 2010)

Where recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our music publishing business garners a share of the revenues generated from use of the composition.

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. In July 2012, we announced that Warner/Chappell had acquired the master and publishing rights with respect to film music owned by Miramax, which contains the film scores and certain masters from numerous critically acclaimed films. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

Music Publishing Portfolio

Representative Songwriters

Michelle Branch	Johnny Mercer	Timbaland
Michael Bublé	George Michael	Van Halen
Eric Clapton	Van Morrison	Kurt Weill
Bryan-Michael Cox	Muse	Barry White
Dido	Tim Nichols	John Williams
Dream	Nickelback	Lucinda Williams
Kenneth Gamble and Leon Huff	Harry Nilsson	Rob Zombie
George and Ira Gershwin	Paramore
Green Day	Katy Perry
Dave Grohl	Plain White T’s
Don Henley	Cole Porter
Claude Kelly	Radiohead
Lady Antebellum	The Ramones
Led Zeppelin	R.E.M.
Lil Wayne	Damien Rice
Little Big Town	Alejandro Sanz
Madonna	Stephen Sondheim
Maná	Staind
James Otto	T.I.

Representative Songs

1950s and Prior	1960s	1970s
Summertime	People	Behind Closed Doors
Happy Birthday To You	I Only Want To Be With You	Ain’t No Stopping Us Now
Night And Day	When A Man Loves A Woman	For The Love Of Money
The Lady Is A Tramp	I Got A Woman	A Horse With No Name
Too Marvelous For Words	People Get Ready	Moondance
Dancing In The Dark	Love Is Blue	Peaceful Easy Feeling
Winter Wonderland	For What It’s Worth	Layla
Ain’t She Sweet	This Magic Moment	Staying Alive
Frosty The Snowman	Save The Last Dance For Me	Star Wars Theme
When I Fall In Love	Viva Las Vegas	Killing Me Softly
Misty	Walk On By	Stairway To Heaven
The Party’s Over	Build Me Up Buttercup	Hot Stuff
On The Street Where You Live	Everyday People	Superfly
Blueberry Hill	Whole Lotta Love	Listen To The Music
Makin’ Whoopee
Dream A Little Dream Of Me
It Had To Be You
You Go To My Head
As Time Goes By
Rhapsody In Blue
Jingle Bell Rock

1980s	1990s	2000s	2010 and after
Eye Of The Tiger	Creep	It’s Been Awhile	Black & Yellow
Slow Hand	Macarena	Photograph	Firework
The Wind Beneath My Wings	Sunny Came Home	Complicated	Grenade
Endless Love	Amazed	U Got It Bad	Just The Way You Are
Morning Train	This Kiss	Crazy In Love	Last Friday Night (T.G.I.F.)
Jump	Believe	Cry Me A River	Lighters
Indiana Jones Theme	Smooth	White Flag	No Hands
Celebration	Livin’ La Vida Loca	Dilemma	Rocketeer
Like A Prayer	Losing My Religion	Work It	Somebody That I Used To Know
Flashdance	Gonna Make You Sweat	Miss You	We Are Young
	All Star	Burn
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

Performance: performance of the song to the general public

•	Broadcast of music on television, radio, cable and satellite

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of music at sporting events, restaurants or bars

•	Performance of music in staged theatrical productions

Mechanical: sale of recorded music in various physical formats

•	Physical recordings (e.g., CDs and DVDs)

Synchronization: use of the song in combination with visual images

•	Films or television programs

•	Television commercials

•	Videogames

•	Merchandising, toys or novelty items

Digital:

•	Online and mobile downloads

•	Online and mobile streaming

•	Mobile ringtones

Other:

•	Licensing of copyrights for use in sheet music

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

Marketing and Promotion

We actively seek, develop and maintain relationships with songwriters. We actively market our copyrights to licensees such as recorded music companies (including our Recorded Music business), filmed entertainment, television and other media companies, advertising and media agencies, event planners and organizers, computer and video game companies and other multimedia producers. We also market our musical compositions for use in live stage productions and merchandising. In addition, we actively seek new and emerging outlets for the exploitation of songs such as new wireless and online uses and webcasting.

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

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2011, the four largest major record companies were Universal, Sony, us and EMI, which collectively accounted for approximately 75% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 25%, including independent music companies. Universal was the market leader with a 28% worldwide market share in 2011, followed by Sony with a 22% share. We and EMI held a 15% and 10% share of worldwide recorded music sales, respectively.

The music publishing business is also highly competitive. The top four music publishers collectively account for approximately 67% of the market. Based on Music & Copyright’s most recent estimates published in May 2012, Universal, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2011, holding a 22% global share. EMI was the second largest music publisher with a 19% share, followed by us (Warner/Chappell) at 14% and Sony/ATV at 12%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

In 2012, Universal closed its acquisition of EMI’s recorded music division and a group including Sony Corporation of America (an affiliate of Sony/ATV) closed its acquisition of EMI’s music publishing division, each of which were contingent upon the divesture of certain assets. The sale of EMI’s recorded music division may affect the competitive landscape among the major record companies going forward. The sale of EMI’s music publishing division may affect the competitive landscape among the major music publishers going forward. See “Risk Factors—Consolidation in our industry may materially and adversely affect our ability to compete.”

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or certain specially commissioned works) on or after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the U.S. prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to federal copyright protection but are protected by common law rights or state statutes, where applicable. The term of copyright in the European Union (“E.U.”) for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings currently lasts for 50 years from the date of release. However, by November 1, 2013, member states of the E.U. are required to have extended the term of copyright for sound recordings to 70 years from the date of release in the case of any recording still in copyright on November 1, 2013. The E.U. also recently harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, E.U. member states are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the respective song.

We are largely dependent on legislation in each territory in which we operate to protect our rights against unauthorized reproduction, distribution, public performance or rental. In all territories where we operate, our products receive some degree of copyright protection, although the extent of effective protection varies widely. In a number of developing countries, the protection of copyright remains inadequate.

The potential growth of new delivery technologies, such as digital broadcasting, the Internet and entertainment-on-demand has focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as the Recording Industry Association of America (“RIAA”), International Federation of the Phonographic Industry (“IFPI”) and the World Intellectual Property Organization (“WIPO”).

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

Employees

As of September 30, 2012, we employed approximately 3,550 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. is subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 15 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2011, according to IFPI, generated $23.3 billion in retail value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of calendar Q3 2012 (i.e., the week ending September 30, 2012), according to SoundScan, 51% of all calendar year-to-date U.S. album unit sales were from recordings more than 18 months old, with 40% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, Germany, the U.K. and France) accounted for 74% of the related sales in the recorded music market in calendar year 2011. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 28% of total calendar year 2011 recorded music sales on a retail basis. The U.S. and Japan are largely local music markets, with 93% and 82% of their calendar year 2011 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with domestic repertoire in that territory constituting only 42% of sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers in recent years. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. Mass merchant retailers accounted for 23% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit bases in the U.S. in calendar year 2011, according to SoundScan data. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 57% of total industry unit sales in calendar year 2011. In terms of genre, rock remains the most popular style of music in the U.S., representing 34% of album unit sales and 27% of digital track unit sales in the U.S. in calendar year 2012 through September 30, although genres such as rap/hip-hop, R&B, country and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 11%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2011, the physical business experienced an 8% year-over-year decline on a value basis. Performance in calendar year 2012 thus far has been somewhat more encouraging, although it remains to be seen if this can be sustained. According to SoundScan, through the end of calendar Q3 2012 (i.e., the week ending September 30, 2012), calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) were down just 4% year-over-year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry was down 1% in overall album unit sales calendar year-to-date through Q3 2012. The overall declining trend that has been experienced in the U.S. has also been witnessed in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by The NPD Group, a market research firm, in December 2011 showed that 17% of U.S. Internet users aged 13 or older who stopped or decreased their usage of filesharing services for music in the year covered by the survey did so because they were concerned about being sued and/or the legality of such services, and more than one out of ten did so because they felt it was wrong to download music from such services. A separate survey conducted by NPD in September 2011 found that nearly half of U.S. consumers aged 13 or older felt that music sales had declined because of people using filesharing services to obtain music, and 38% agreed that stopping people from freely sharing copyrighted music files through a filesharing network is the honest and fair thing to do.

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against filesharing services in Australia. U.S. lawsuits have largely targeted individuals who illegally share large quantities of music-based content. A number of court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the lawful uses of the device. In May 2011, the major record companies, including us, reached a global out-of-court settlement of copyright litigation against LimeWire. Under the terms of the settlement, the LimeWire defendants agreed to pay compensation to record companies that brought the action, including us.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download, subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in the 2012 edition of their annual “Recording Industry in Numbers” publication, there are about 500 legal digital music services providing alternatives to illegal filesharing in markets around the world. Devices such as smartphones and tablets that are equipped with new capabilities are increasingly offering consumers greater capability to acquire and consume full-track downloads and streaming audio and video through mobile platforms as well as online. These devices are further facilitating usage of legitimate options.

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

Internationally, several recent governmental initiatives should also be helpful to the music industry and measures are being adopted in an increasing number of countries to achieve better ISP cooperation. In 2009, France enacted “graduated response” legislation pursuant to which repeat copyright infringers could have their Internet connections revoked and be subject to criminal penalties. Chile, Denmark, Hong Kong, South Korea and Taiwan have also passed or introduced legislation to adopt graduated response laws. In July 2011, an agreement was reached between music and film rightholders and most major U.S. ISPs to establish a voluntary graduated response program. In addition the Digital Economy Act was passed into law in the UK in April 2010. The Act places obligations on UK ISPs to send notifications to subscribers who infringe copyright. It also contains provisions for the Secretary of State to require ISPs to impose technical measures on infringing subscribers, which could include account suspension. In April 2009, Sweden implemented the Intellectual Property Rights Enforcement Directive, which was intended to ensure, among other things, the ability to effectively enforce copyright and other civil remedies. There is evidence to suggest that this is having a positive effect in reducing unlawful filesharing on the Internet in Sweden. Similar legislation was also enacted in New Zealand in September 2011. Solutions to online piracy and making progress towards meaningful ISP cooperation against online piracy are also being adopted or pursued through government-sponsored negotiations of codes of practice or cross-industry agreements and remedies arising out of litigation, such as obtaining injunctions requiring ISPs to block access to infringing sites. We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful filesharing because of the harm caused to the creative industries. While these government actions have not come without some controversy, we continue to lobby for legislative change through music industry bodies and trade associations in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from five main royalty sources: Mechanical, Performance, Synchronization, Digital and Other.

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. In some cases, “controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of these rates. The copyright royalty board, a 3-judge panel created under the copyright royalty and distribution reform act of 2004, is expected to rule on its approval of a settlement reached by the recording industry, music publishing industry, digital service providers, and others regarding the rate for mechanical royalties for physical sales, permanent digital downloads, and other categories, by the end of 2012. If such settlement is approved, then the foregoing rates will be in effect through December 31, 2017. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $3.9 billion in revenues in calendar year 2011 according to figures published in May 2012 by Music & Copyright. Trends in music publishing vary by royalty source:

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to the IFPI’s 2009 Digital Music Report. Separately, research reported by IFPI/Nielsen in IFPI’s Digital Music Report 2012 indicates that more than a quarter of Internet users globally (28%) access unauthorized digital services on a monthly basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to certain risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including further litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by establishing legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software is valued at $30 billion to $75 billion. In addition, an economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008 to 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Legitimate channels for digital distribution of our creative content are a recent development, and their impact on our business is unclear and may be adverse.

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a fairly recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels introduces uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase only favorite tracks from a given album rather than the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls 65%—75% of the legitimate digital music track download business in the U.S. according to third-party estimates. If Apple’s iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other online music stores at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if online stores in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

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

The industries in which we operate are highly competitive, are subject to ongoing consolidation among major music companies, and are based on consumer preferences and are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet and computer and videogames.

Consolidation in our industry may materially and adversely affect our ability to compete.

On September 28, 2012, Universal announced it had closed its acquisition of EMI’s recorded music division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. Regulatory clearance of the transaction was contingent upon the divestiture of certain recorded music assets. Nonetheless, the acquisition combined the first- and fourth-largest record companies to increase the size of Universal, which was already the world’s largest record company.

On June 29, 2012 Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that it had closed its acquisition of EMI’s music publishing division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. Regulatory clearance of the transaction was contingent upon the divestiture of certain publishing assets. Nonetheless, the acquisition combined the second- and fourth-largest music publishing companies to create the world’s largest music publishing company.

In the future, there may be additional mergers and acquisitions and changes in our industry, including those in which we may participate and those that may be undertaken by others. Universal’s acquisition of the recorded music division of EMI and Sony’s acquisition of the music publishing division of EMI, as well as any further industry consolidation, could substantially alter the competitive landscape, materially and adversely affecting our ability to compete, our business and results of operations, and result in changes to our corporate or business strategy. We regularly assess and explore our strategic position and ways to enhance our competitiveness, including the possibilities for our acquisition of strategic assets sold by competitors in our industry, or our participation in merger activity with other industry participants.

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

We expect to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music assets, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music business by entering into expanded-rights deals with recording artists and by operating our artist services businesses and to capitalize on digital distribution and emerging technologies.

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

Our success depends, in part, upon the continuing contributions of our executive officers. Although we have employment agreements with our executive officers (other than our CEO), there is no guarantee that they will not leave. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

A significant portion of our Music Publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical royalty rates are set pursuant to an administrative rate-setting process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations and performance royalty rates are set by performing rights societies and subject to challenge by performing rights licensees. Outside the U.S., mechanical and performance royalty rates are typically negotiated on an industry-wide basis. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an administrative process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for Recorded Music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our Recorded Music business or our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

As of September 30, 2012, we had $1.380 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, and trends in the music industry. As noted, the Merger was completed during the fourth quarter of fiscal year ended September 30, 2011 and resulted in all assets and liabilities being recognized at fair value as of July 20, 2011. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.499 billion of definite-lived intangible assets as of September 30, 2012. Financial Accounting Standards Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 60% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2012. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of

September 30, 2012, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York in 2009 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of seven years which term could be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog to the extent that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

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

We have in the past considered and will continue, from time to time, to consider, opportunistic strategic transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in businesses that are similar or complementary to ours. Any such strategic combination could be material, be difficult to implement, disrupt our business or change our business profile significantly.

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

Additionally, we are currently in the process of implementing substantial changes to our IT system. We may not be able to successfully implement these systems in an effective manner. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of our new IT system. If there are technological impediments, unforeseen complications, errors or breakdowns in implementing this new core operating system or if this new core operating system does not meet the requirements of our customers, our business, financial condition, results of operations or customer perceptions may be adversely affected.

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact. In connection with the Merger we targeted $50 million to $65 million in cost savings and as of September 30, 2012 we had achieved a majority of these targeted cost savings and have since identified further cost savings opportunities. While a portion of these initiatives and opportunities have been implemented as of September 30, 2012, there can be no assurances that additional cost savings will be achieved in full or at all.

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

Access, which indirectly owns all of our outstanding capital stock, controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile.

As a result of the Merger, affiliates of Access indirectly own all of our common stock, and the actions that Access undertakes as our sole ultimate shareholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that are currently or will soon be available for purchase, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.”

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding debt securities that we issued and could also subsequently sell any such debt securities. Any such purchase or sale may affect the value of, trading price or liquidity of our debt securities.

Finally, because neither we nor our parent company have any securities listed on a securities exchange, we are not subject to certain of the corporate governance requirements of any securities exchange, including any requirement to have any independent directors.

Our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

Cinram International Inc. and its affiliates (collectively, “Cinram”) have been our primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and Central Europe. In April 2012, in connection with its earnings report, Cinram described certain events and conditions that indicated the existence of a material uncertainty that may have cast significant doubt about Cinram’s ability to continue as a going concern, including the breach of certain of the financial covenants in its senior credit agreements. Subsequently, in connection with a previously announced strategic process, in June 2012, Cinram announced that it would sell its core business in North America and Europe to the Najafi Companies. The sale of Cinram’s North American assets closed in August 2012 and the sale of Cinram’s European operations is expected to close later in the year. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned.

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

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could increase the costs of operations or limit our activities.

We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications State governments are engaged in similar legislative and regulatory activities. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which is likely to result in a greater compliance burden for companies with consumers in Europe. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices.

In October 2012, one of our subsidiaries entered into a settlement to settle certain Federal Trade Commission charges that it violated the Children’s Online Privacy Protection Act (“COPPA”) by improperly collecting personal information from children under 13 without their parents’ consent. While our subsidiary neither admitted nor denied the agency’s allegations, the settlement imposed a $1 million civil penalty, barred future violations of COPPA, and required that our subsidiary delete information collected in violation of the COPPA, among other requirements.

The Federal Trade Commission has also proposed revisions to COPPA, that could, if adopted, create greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining parental permission, on website operators to the extent they collect certain information from children who are under 13 years of age. The proposed changes would broaden the applicability of COPPA, including the types of information that would be subject to these regulations, and could apply to information that we or our clients intend to collect through mobile devices or apps that is not currently subject to COPPA.

In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the collection, use or disclosure of customer data, or regarding the manner in which the express or implied consent of consumers for such collection, use and disclosure is obtained. Such changes may require us to modify our operations, possibly in a material manner, and may limit our ability to develop new products, services, mechanisms, platforms and features that make use of data regarding our customers and potential customers.

If we or our service providers do not maintain the security of information relating to our customers, employees and vendors, security information breaches through cybersecurity attacks or otherwise could damage our reputation with customers, employees and vendors, and we could incur substantial additional costs and become subject to litigation. Moreover, even if we or our service providers maintain such security, such breaches remain a possibility due to the fact that no data security system is immune from attacks or other incidents.

We receive certain personal information about our customers and potential customers, and we also receive personal information concerning our employees, artists and vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks. We maintain security measures with respect to such information, but despite these measures, we may be vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems (through cyber-attacks or otherwise which are rapidly evolving and sophisticated) that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, potential customers, employees, artists and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of governmental penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.

We increasingly rely on third-party data storage providers, including cloud storage solution providers, resulting in less direct control over our data. Such third parties may also be vulnerable to security breaches and compromised security systems, which could adversely affect our reputation.

Risks Related to our Leverage

Our substantial leverage on a consolidated basis could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under our indebtedness.

We are highly leveraged. As of September 30, 2012, our total consolidated indebtedness was $2.206 billion. In addition, we would have been able to borrow up to $60 million under our Old Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $1 million). As of September 30, 2012, after giving pro forma effect to the 2012 Refinancing, our total consolidated indebtedness would have been $2.249 billion. In addition, we would have been able to borrow up to an additional $119 million under our New Revolving Credit Facility (not giving effect to approximately $1 million of letters of credit outstanding and giving effect to $31 million of borrowings under the New Revolving Credit Facility incurred in connection with the closing of the 2012 Refinancing). We repaid in full the $31 million of borrowings incurred under the New Revolving Credit Facility in connection with the 2012 Refinancing on December 3, 2012.

Our high degree of leverage could have important consequences for our investors. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;

•	expose us to the risk of increased interest rates because any borrowings we make under the New Senior Credit Facilities will bear interest at variable rates;

•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the indentures governing our outstanding notes as well as under the New Senior Credit Facilities. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The indentures that govern our notes and the New Senior Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also “—Our debt agreements contain restrictions that limit our flexibility in operating our business.”

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

Acquisition Corp. will rely on its subsidiaries to make payments on its borrowings. If these subsidiaries do not dividend funds to Acquisition Corp. in an amount sufficient to make such payments, if necessary in the future, Acquisition Corp. may default under the indentures or credit facilities governing its borrowings, which would result in all such borrowings becoming due and payable. In addition, Holdings, our immediate subsidiary, will rely on our indirect subsidiary Acquisition Corp. and its subsidiaries to make payments on its borrowings. If Acquisition Corp. does not dividend funds to Holdings in an amount sufficient to make such payments, if necessary in the future, Holdings may default under the indenture governing its borrowings, which would result in all such notes becoming due and payable.

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

In addition, the credit agreements governing the Term Loan Facility and New Revolving Credit Facility contain a number of covenants that limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to:

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

Our ability to borrow additional amounts under the New Senior Credit Facilities will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

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

Despite our indebtedness levels, we may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Term Loan Facility and New Revolving Credit Facility will not fully prohibit us, Holdings or our subsidiaries from incurring additional indebtness under certain circumstances. If we, Holdings or our subsidiaries are in compliance with certain incurrence ratios set forth in such indentures, we, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. To satisfy our obligations under our indebtedness and to fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us could impact our cost of capital.

Any future lowering of our ratings may make it more difficult or more expensive for us to obtain additional debt financing. Therefore, although reductions in our debt ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the medium term and future access at a reasonable rate to the debt markets may be adversely impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our executive offices are located at 75 Rockefeller Plaza, New York, NY 10019. We have a ten-year lease ending on July 31, 2014 for our headquarters at 75 Rockefeller Plaza, New York, New York 10019. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and another lease ending on June 30, 2017 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We also have a five-year lease ending on September 30, 2017 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We consider our properties adequate for our current needs.

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against the Company in Federal Court in the Northern District of California between February 2, 2012 and March 10, 2012. The lawsuits, which were brought by various recording artists, all allege that the Company has improperly calculated the royalties due to them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies. Here too, plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the Court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until February 28, 2013 to allow for mediation of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

Final Settlement of Class Actions Related to the Merger

On August 23, 2012, the Company received formal approval from the Supreme Court for the State of New York of the previously disclosed settlement of the claims filed against, inter alia, the Company and its directors in 2011 on behalf of a class of the Company’s shareholders in the action entitled Cournoyer v. Warner Music Group Corp. et al., Index No. 651367/2011 (the “Cournoyer Action”). The Cournoyer Action, as well as two related actions, Barbara A. Varipapa v. Warner Music Group Corp., et al. (the “Varipapa Action”) and Vikas Dahivadkar v. Warner Music Group Corp., et al. (the “Dahivadkar Action”), were brought in connection with the Merger.

The settlement did not involve any monetary payment to the class of shareholders. Instead, the Company agreed to publicly disclose additional information about the Merger in a filing that it made with the SEC on June 13, 2011 and pay $500,000 for plaintiffs’ counsel fees, which the Company paid on September 5, 2012, and the Company received dismissals of all actions. The final judgment in New York disposed of both the Cournoyer and Dahivadkar cases, and the Delaware court separately dismissed the Varipapa Action.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for any class of our common equity. As of December 13, 2012, there were 1,000 shares of our common stock outstanding. Affiliates of Access Industries, Inc. currently own 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in fiscal years 2012 or 2011. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Term Loan Facility and the New Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2012 (Successor) and 2011 (Successor), and the statement of operations and other data for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor) have been derived from our audited financial statements included in this annual report on Form 10-K. Our summary statement of operations and other data for the fiscal years ended September 30, 2009 and 2008 (Predecessor) have been derived from our audited financial statements that are not included in this annual report on Form 10-K. Our summary balance sheet data as of September 30, 2009, and 2008 (Predecessor) were derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Successor		Predecessor
	Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009	Year Ended September 30, 2008
Statement of Operations Data:
Revenues (1)	$2,780	$556	$2,311	$2,988	$3,205	$3,506
Net loss attributable to Warner Music Group Corp. (2)(3)(4)	(112)	(31)	(174)	(143)	(100)	(56)
Diluted loss per common share (5)			(1.15)	(0.96)	(0.67)	(0.38)
Dividends per common share			—	—	—	0.26

Balance Sheet Data (at period end):
Cash and equivalents	$302	$154		$439	$384	$411
Total assets	5,278	5,380		3,811	4,063	4,526
Total debt (including current portion of long-term debt)	2,206	2,217		1,945	1,939	2,259
Warner Music Group Corp. equity (deficit)	927	1,065		(265)	(143)	(86)

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$209	$(64)	$12	$150	$237	$304
Investing activities	(58)	(1,292)	(155)	(85)	82	(167)
Financing activities	(3)	1,199	5	(3)	(346)	(59)
Capital expenditures	(32)	(11)	(37)	(51)	(27)	(32)

(1)	Revenues for the fiscal years ended September 30, 2010 and September 30, 2009 include $5 million and $25 million, respectively, from an agreement reached by the U.S. recorded music and music publishing industries for payment of mechanical royalties which were accrued by U.S. record companies in prior years.
(2)	Net loss attributable to Warner Music Group Corp. for the period from July 20, 2011 through September 30, 2011 and for the period from October 1, 2010 through July 19, 2011 include $10 million and $43 million of transaction costs, respectively, in connection with the Merger.
(3)	Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2012, for the period from July 20, 2011 through September 30, 2011, for the period from October 1, 2010 through July 19, 2011 and for the fiscal years ended September 30, 2010, September 30, 2009 and September 30, 2008 include severance charges of $42 million, $9 million, $29 million, $54 million, $23 million and $0 million, respectively, resulting from actions to align the Company’s cost structure with industry trends.
(4)	Net income (loss) per share for our Predecessor results were calculated by dividing net income (loss) attributable to Warner Music Group Corp. by the weighted average common shares outstanding.
(5)	Net loss per share for our Predecessor results were calculated by dividing net loss attributable to Warner Music Group Corp. by the weighted average common shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	downward pressure on our pricing and our profit margins and reductions in shelf space;

•	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases and local economic conditions in the countries in which we operate;

•	threats to our business associated with home copying and Internet downloading;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	the impact of legitimate channels for digital distribution of our creative content;

•

our dependence on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;

•	our involvement in intellectual property litigation;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•

the ability to develop a successful business model applicable to a digital environment and to enter into expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	significant fluctuations in our operations and cash flows from period to period;

•	our inability to compete successfully in the highly competitive markets in which we operate;

•

further consolidation of our industry and its impact on the competitive landscape of the music industry, specifically the acquisition of EMI’s recorded music business by Universal Music Group and the acquisition of EMI’s music publishing business by a consortium led by Sony Corporation of America;

•	trends, developments or other events in some foreign countries in which we operate;

•	our failure to attract and retain our executive officers and other key personnel;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	an impairment in the carrying value of goodwill or other intangible and long-lived assets;

•	unfavorable currency exchange rate fluctuations;

•	our failure to have full control and ability to direct the operations we conduct through joint ventures;

•	legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	risks inherent in acquisitions or business combinations;

•	risks inherent to our outsourcing of information technology infrastructure and certain finance and accounting functions;

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

•

risks relating to Access, which indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;

•	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe;

•	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;

•	changes in law and government regulations; and

•	risks related to other factors discussed under “Risk Factors” in this Annual Report.

There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in the “Risk Factors” section of this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this Annual Report. We disclaim any duty to update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

•

Results of operations. This section provides an analysis of our results of operations for the successor fiscal year ended September 30, 2012, the successor period from July 20, 2011 to September 30, 2011, the predecessor period from October 1, 2010 to July 19, 2011 and for the predecessor fiscal year ended September 30, 2010. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the successor fiscal year ended September 30, 2012, the successor period from July 20, 2011 to September 30, 2011, the predecessor period from October 1, 2010 to July 19, 2011, as well as a discussion of our financial condition and liquidity as of September 30, 2012 (Successor). The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Overall Operating Results

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and for the period from October 1, 2010 to July 19, 2011 (“Predecessor”). Successor and Predecessor periods are presented on different bases and are, therefore, not comparable. However, we have also combined results for the Successor and Predecessor periods for 2011 in the presentations below, and presented them as the results for the “twelve months ended September 30, 2011” because, although such presentation is not in accordance with GAAP, we believe that it enables a meaningful presentation and comparison of results. The operating results for the twelve months ended September 30, 2011 have not been prepared on a pro-forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and may not be predictive of future results of operations.

Recent Developments

2012 Debt Refinancing

On November 1, 2012, we completed a refinancing of some of our then outstanding Senior Secured Notes due 2016 (the “2012 Refinancing”). In connection with the 2012 Refinancing, we issued new senior secured notes due 2021 consisting of $500 million aggregate principal amount of 6.00% dollar notes (the “Dollar Notes”) and €175 million aggregate principal amount of 6.25% euro notes (the “Euro Notes” and, together with the Dollar Notes, the “New Secured Notes”) and entered into two new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “New Revolving Credit Facility” and, together with the Term Loan Facility, the “New Senior Credit Facilities”). The proceeds from the 2012 Refinancing, together with other available sources of cash, were used to pay the total consideration due in connection with tender offers for all of our previously outstanding $1.250 billion of 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining Old Secured Notes not tendered in the tender offers. We also retired our existing $60 million revolving credit facility (the “Old Revolving Credit Facility”) in connection with the 2012 Refinancing, replacing it with the New Revolving Credit Facility. In addition, as part of the 2012 Refinancing, we commenced consent solicitations relating to our outstanding unsecured notes. On October 29, 2012, valid consents from unaffiliated holders of a majority in aggregate principal amount of the outstanding notes were received and we executed supplemental indentures to effect amendments to the related indentures to increase our capacity to incur senior secured indebtedness. See “Financial Condition and Liquidity” below for a further discussion of the 2012 Refinancing.

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

In the U.S., Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and the Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we own a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through our various subsidiaries, affiliates and non-affiliated licensees. Internationally we engage in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute internationally the records of those artists for whom our U.S. record labels have international rights. In certain smaller markets, we license to unaffiliated third-party record labels the right to distribute our records. Our international artist services operations also include a network of concert promoters through which we provide resources to coordinate tours.

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

We play an integral role in virtually all aspects of the music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in the CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are distributed in physical form through online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form through online digital retailers like Apple’s iTunes, online subscription services like Spotify, Rhapsody and Deezer, and Internet radio services like Pandora and iHeart Radio. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists, which allows us to work together more closely with them to create and sustain artistic and commercial success.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all of our distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. As a music-based content company, we have assets that go beyond our recorded music and music publishing catalogs, such as our music video library, which we have begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is still in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We have developed an artist services business to exploit this broader set of music-related rights and to participate more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan club, original programming and video entertainment.

We believe that entering into expanded-rights deals and enhancing our artist services business will permit us to better capitalize on the growth areas of the music industry and permit us to build stronger long-term relationships with artists and more effectively connect artists and fans.

Recorded Music revenues are derived from four main sources:

•	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs and DVDs;

•	Digital: the rightsholder receives revenues with respect to online and mobile downloads, online and mobile streaming, and mobile ringtones or ringback tones;

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. In July 2012, we announced that Warner/Chappell had acquired the master and publishing rights with respect to film music owned by Miramax, which contains the film scores and certain masters from numerous critically acclaimed films. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

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

•	Digital: the licensor receives royalties or fees with respect to online and mobile downloads, mobile ringtones and online and mobile streaming; and

•	Other: the licensor receives royalties for use in printed sheet music.

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

Transaction Costs

In connection with the Merger, we incurred approximately $10 million and $43 million of transaction costs, primarily representing professional fees, during the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor), respectively. These amounts were recorded in the consolidated statements of operation.

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

Severance Charges

During the fiscal year ended September 30, 2012, we took additional actions to further align our cost structure with industry trends. This resulted in severance charges of $42 million during the fiscal year ended September 30, 2012 compared to $9 million and $29 million during the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

Additional Targeted Savings

As of the completion of the Merger on July 20, 2011, we had targeted cost savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. Through September 30, 2012, we had achieved a majority of the targeted cost savings that we identified at the time of the Merger.

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

EMI Related Costs

During the fiscal year ended September 30, 2012, we incurred certain costs, primarily representing professional fees, related to our participation in a sales process which resulted in the sale of EMI’s recorded music and music publishing businesses and the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies. These costs which amounted to approximately $14 million were recorded in the consolidated statements of operation within general and administrative expense.

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music-based content. In the early stages of the transition from physical to digital sales, overall sales have decreased as the increases in digital sales have not yet met or exceeded the decrease in physical sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as access models (models that typically bundle the purchase of a mobile device with access to music) and streaming subscription services, continue to develop. In the aggregate, we believe that growth in revenue from new digital models has the potential to offset physical declines and drive overall future revenue growth. In the digital space, certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs, do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers which apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that digital margins will generally be higher than physical margins as a result of the elimination of certain costs associated with physical products. As consumer purchasing patterns change over time and new digital models are launched, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While artist services and expanded rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue for the fiscal year ended September 30, 2012, we believe this revenue will continue to grow and represent a larger proportion of our revenue over time. Artist services and expanded rights revenue will fluctuate from period to period depending upon touring and concert promotion schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

The Merger

Pursuant to the Merger Agreement, on the Merger Closing Date, Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent.

On the Merger Closing Date, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive the Merger Consideration.

Cash equity contributions totaling $1.1 billion from Parent, together with (i) the proceeds from the sale of (a) $150 million aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Second Tranche of Old Secured Notes”) initially issued by WM Finance Corp., (the “Initial OpCo Issuer”), (b) $765 million aggregate principal amount of 11.50% Senior Notes due 2018 initially issued by the Initial OpCo Issuer, (the “Unsecured WMG Notes”) and (c) $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes”) initially issued by WM Holdings Finance Corp. (the “Initial Holdings Issuer”) and (ii) cash on hand at the Company, were used, among other things, to finance the aggregate Merger Consideration, to make payments in satisfaction of other equity-based interests in the Company under the Merger Agreement, to repay certain of the Company’s existing indebtedness and to pay related transaction fees and expenses.

On the Merger Closing Date (i) Acquisition Corp. became the obligor under the Second Tranche of Old Secured Notes and the Unsecured WMG Notes as a result of the merger of Initial OpCo Issuer with and into Acquisition Corp. (the “OpCo Merger”) and (ii) Holdings became the obligor under the Holdings Notes as a result of the merger of Initial Holdings Issuer with and into Holdings (the “Holdings Merger”). On the Merger Closing Date, the Company also entered into, but did not draw under, the Old Revolving Credit Facility. In addition, approximately $30 million of shares of common stock of the Company owed by Parent and its affiliates were forfeited immediately prior to the Merger.

In connection with the Merger, the Company also refinanced certain of its existing consolidated indebtedness, including (i) the repurchase and redemption by Holdings of its approximately $258 million in fully accreted principal amount outstanding 9.50% Senior Discount Notes due 2014 (the “Old Holdings Notes”), and the satisfaction and discharge of the related indenture and (ii) the repurchase and redemption by Acquisition Corp. of its $465 million in aggregate principal amount outstanding 7 3/8% Dollar-denominated Senior Subordinated Notes due 2014 and £100 million in aggregate principal amount of its outstanding 8 1/8% Sterling-denominated Senior Unsecured Subordinated Notes due 2014 (the “Old Acquisition Corp. Notes” and together with the Old Holdings Notes, the “Old Unsecured Notes”), and the satisfaction and discharge of the related indenture, and payment of related tender offer or call premiums and accrued interest on the Old Unsecured Notes.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. For the fiscal year ended September 30, 2012, such fee paid by the Company was approximately $8 million which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2012 Compared with Twelve Months Ended September 30, 2011 and Fiscal Year Ended September 30, 2010

The following table sets forth our results of operations as reported in our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present our Predecessor and Successor periods’ results. Management believes reviewing our operating results for the twelve months ended September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the twelve months ended September 30, 2011, which is also the period we compare when computing percentage change from prior year, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the Merger closed prior to July 20, 2011 and may not be predictive of future results of operations.

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor	2012 vs. 2011		2011 vs. 2010
	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Year Ended September 30, 2010
						$ Change	% Change	$ Change	% Change
Revenue by Type
Physical	$966	$193	$839	$1,032	$1,295	$(66)	-6%	$(263)	-20%
Digital	864	147	621	768	713	96	13%	55	8%

Total Physical and Digital	1,830	340	1,460	1,800	2,008	30	2%	(208)	-10%
Artist services and expanded rights	244	75	235	310	233	(66)	-21%	77	33%
Licensing	201	41	191	232	218	(31)	-13%	14	6%

Total Recorded Music	2,275	456	1,886	2,342	2,459	(67)	-3%	(117)	-5%
Performance	202	41	173	214	207	(12)	-6%	7	3%
Mechanical	129	24	118	142	177	(13)	-9%	(35)	-20%
Synchronization	112	21	92	113	102	(1)	-1%	11	11%
Digital	67	15	45	60	59	7	12%	1	2%
Other	14	3	12	15	11	(1)	-7%	4	36%

Total Music Publishing	524	104	440	544	556	(20)	-4%	(12)	-2%
Intersegment eliminations	(19)	(4)	(15)	(19)	(27)	—	—	8	-30%

Total Revenue	$2,780	$556	$2,311	$2,867	$2,988	$(87)	-3%	$(121)	-4%

Revenue by Geographical Location
U.S. Recorded Music	909	175	781	$956	$1,043	$(47)	-5%	$(87)	-8%
U.S. Music Publishing	204	41	155	196	214	8	4%	(18)	-8%

Total U.S.	1,113	216	936	1,152	1,257	(39)	-3%	(105)	-8%
International Recorded Music	1,366	281	1,105	1,386	1,416	(20)	-1%	(30)	-2%
International Music Publishing	320	63	285	348	342	(28)	-8%	6	2%

Total International	1,686	344	1,390	1,734	1,758	(48)	-3%	(24)	-1%
Intersegment eliminations	(19)	(4)	(15)	(19)	(27)	—	—	8	-30%

Total Revenue	$2,780	$556	$2,311	$2,867	$2,988	$(87)	-3%	$(121)	-4%

Total Revenue

2012 vs. 2011

Total revenues decreased by $87 million, or 3%, to $2.780 billion for the fiscal year ended September 30, 2012 from $2.867 billion for the twelve months ended September 30, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 81% and 19% of total revenues, respectively, for both the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011. U.S. and international revenues comprised 40% and 60% of total revenues, respectively, for both the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased by $23 million, or 1% for the fiscal year ended September 30, 2012.

Total digital revenues, after intersegment eliminations, increased by $105 million, or 13%, to $925 million for the fiscal year ended September 30, 2012 from $820 million for the twelve months ended September 30, 2011. Total digital revenue represented 33% and 29% of consolidated revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2012 were comprised of U.S. revenues of $526 million, or 57% of total digital revenues, and international revenues of $405 million, or 43% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the twelve months ended September 30, 2011 were comprised of U.S. revenues of $471 million, or 57% of total digital revenues, and international revenues of $357 million, or 43% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenues increased by $114 million, or 14% for the fiscal year ended September 30, 2012.

Recorded Music revenues decreased $67 million, or 3% to $2.275 billion for the fiscal year ended September 30, 2012, from $2.342 billion for the twelve months ended September 30, 2011. U.S. Recorded Music revenues were $909 million and $956 million, or 40% and 41% of Recorded Music revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Recorded Music revenues were $1.366 billion and $1.386 billion, or 60% and 59% of Recorded Music revenues for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $20 million, or 1%, for the fiscal year ended September 30, 2012.

This performance reflected the ongoing impact of the transition from physical to digital sales offset by the current-year success of Michael Bublé’s “Christmas” album and key local releases in Japan. In addition, growth in digital revenues more than offset physical revenue declines in our Recorded Music business. Artist services and expanded rights revenues decreased primarily due to a decline in concert promotion revenue resulting from a strong touring schedule in France in the prior year which was not duplicated in the current year. Licensing revenues decreased due primarily to timing. The increase in digital revenues was driven by continued success of streaming services, growth of digital downloads in the U.S. and in emerging digital markets in Latin America and certain European territories, partially offset by the continued decline in global ringtone revenue.

Music Publishing revenues decreased by $20 million, or 4%, to $524 million for the fiscal year ended September 30, 2012 from $544 million for the twelve months ended September 30, 2011. U.S. Music Publishing revenues were $204 million and $196 million, or 39% and 36% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Music Publishing revenues were $320 million and $348 million, or 61% and 64% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 1%, for the fiscal year ended September 30, 2012.

The decrease in Music Publishing revenue was driven primarily by decreases in mechanical revenue and performance revenue, partially offset by an increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry and the decision to exit certain lower-margin administration deals. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The increase in digital revenue was driven by the growth of global digital downloads and the continued success of streaming services.

2011 vs. 2010

Total revenues decreased by $121 million, or 4%, to $2.867 billion for the twelve months ended September 30, 2011 from $2.988 billion for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 81% and 19% of total revenues for the twelve months ended September 30, 2011, respectively, and 82% and 18% of total revenues for the fiscal year ended September 30, 2010, respectively. U.S. and international revenues comprised 40% and 60% of total revenues for the twelve months ended September 30, 2011, respectively, compared to 42% and 58% for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total revenues decreased $194 million, or 6% for the twelve months ended September 30, 2011.

Total digital revenues, after intersegment eliminations, increased by $61 million, or 8%, to $820 million for the twelve months ended September 30, 2011 from $759 million for the fiscal year ended September 30, 2010.

Total digital revenue represented 29% and 25% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Prior to intersegment eliminations, total digital revenues for the twelve months ended September 30, 2011 were comprised of U.S. revenues of $471 million, or 57% of total digital revenues, and international revenues of $357 million, or 43% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2010 were comprised of U.S. revenues of $462 million, or 60% of total digital revenues, and international revenues of $310 million, or 40% of total digital revenues. Excluding the favorable impact of foreign currency exchange rates, total digital revenues increased by $44 million, or 6%.

Recorded Music revenues decreased $117 million, or 5% to $2.342 billion for the twelve months ended September 30, 2011, from $2.459 billion for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 82% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Recorded Music revenues were $956 million and $1.043 billion, or 41% and 42% of Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Recorded Music revenues were $1.386 billion and $1.416 billion, or 59% and 58% of consolidated Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $173 million, or 7%, for the twelve months ended September 30, 2011.

This performance reflected the continued decline in physical sales in the recorded music industry and a more robust release schedule in the prior fiscal year, partially offset by increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue had not yet fully offset the decline in physical revenue. Digital revenues increased by $55 million, or 8%, for the twelve months ended September 30, 2011, driven by the growth in digital downloads in the U.S. and International and emerging streaming services, partially offset by the continued decline in global ringtone revenue. Licensing revenues increased $14 million due to timing. The increases in our European concert promotion business reflected a stronger touring schedule in the twelve months ended September 30, 2011.

Music Publishing revenues decreased by $12 million, or 2%, to $544 million for the twelve months ended September 30, 2011 from $556 million for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 18% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Music Publishing revenues were $196 million and $214 million, or 36% and 38% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Music Publishing revenues were $348 million and $342 million, or 64% and 62% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $28 million, or 5%, for the twelve months ended September 30, 2011.

The decrease in Music Publishing revenues was driven primarily by decreases in mechanical revenue, partially offset by an increase in synchronization revenue, performance revenue and digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit of $5 million stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by record companies. The increase in synchronization revenue reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. Performance revenue improved as a result of recent acquisitions, partially offset by our decision not to renew certain low-margin administration deals during the fiscal year ended September 30, 2010. The increase in digital revenue reflected growth in global digital downloads and emerging streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

Revenue by Geographical Location

2012 vs. 2011

U.S. revenues decreased by $39 million, or 3%, to $1.113 billion for the fiscal year ended September 30, 2012 from $1.152 billion for the twelve months ended September 30, 2011. The overall decline in the U.S. Recorded Music business primarily reflected the ongoing transition from physical sales to digital sales and lower artist services and expanded rights revenues driven primarily by lower merchandise and ticketing revenue. The decrease was partially offset by the strong performance of Michael Bublé’s “Christmas” album and an increase in digital revenue driven by growth in digital downloads and the continued success of streaming services, partially offset by the continued decline in global ringtone revenue. The overall increase in the U.S. Music Publishing business was primarily the result of the timing of collections, partially offset by mechanical declines exceeding digital revenue growth and a reduction in U.S. radio license fees.

International revenues decreased by $48 million, or 3%, to $1.686 billion for the fiscal year ended September 30, 2012 from $1.734 billion for the twelve months ended September 30, 2011. Excluding the unfavorable impact of foreign currency exchange, international revenues increased $16 million, or 1% for the fiscal year ended September 30, 2012. This performance reflected the current-year success of Michael Bublé’s “Christmas” album and key local releases in Japan. An increase in digital revenue, primarily as a result of growth in digital downloads and the continued success of streaming services was partially offset by the contracting demand for physical product and lower artist services and expanded rights revenues driven primarily by declines in concert promotion revenue as compared to results from the strong touring schedule in France in the prior year. Revenue growth in Japan, Germany and Italy was partially offset by weakness in France and the U.K.

2011 vs. 2010

U.S. revenues decreased by $105 million, or 8%, to $1.152 billion for the twelve months ended September 30, 2011 from $1.257 billion for the fiscal year ended September 30, 2010. The decrease in revenue for our U.S. Recorded Music business primarily reflected the ongoing transition from physical to digital sales in the recorded music industry, a more robust release schedule in the fiscal year ended September 30, 2010 and declines in ringtone revenues, partially offset by increases in digital revenue, licensing revenue and revenue from artist services and expanded rights. U.S. Music Publishing revenue decline was primarily due to a decrease in mechanical revenue which reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit of $5 million stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by record companies. The increase in digital revenue reflected growth in global digital downloads and emerging streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

International revenues decreased by $24 million, or 1%, to $1.734 billion for the twelve months ended September 30, 2011 from $1.758 billion for the fiscal year ended September 30, 2010. Excluding the favorable impact of foreign currency exchange, international revenues decreased $97 million, or 5%. Revenue growth in France was more than offset by weakness in the rest of the world, mostly in the U.K., Europe and Japan. An increase in digital revenue, primarily as a result of continued growth in global downloads and emerging streaming services and revenue from our European concert promotion businesses was more than offset by contracting demand for physical product, which reflected the ongoing transition from physical to digital sales in the recorded music industry and a more robust release schedule in the fiscal year ended September 30, 2010.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor	2012 vs. 2011		2011 vs. 2010
	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Years Ended September 30, 2010
						$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$969	$168	$834	$1,002	$1,018	$(33)	-3%	$(16)	-2%
Product costs	490	120	427	547	566	(57)	-10%	(19)	-3%

Total cost of revenues	$1,459	$288	$1,261	$1,549	$1,584	$(90)	-6%	$(35)	-2%

2012 vs. 2011

Cost of revenues decreased by $90 million, or 6%, to $1.459 billion for the fiscal year ended September 30, 2012 from $1.549 billion for the twelve months ended September 30, 2011. Expressed as a percent of revenues, cost of revenues was 52% and 54% for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively.

Artist and repertoire costs decreased by $33 million, or 3%, to $969 million for the fiscal year ended September 30, 2012 from $1.002 billion for the twelve months ended September 30, 2011. The decrease in artist and repertoire costs was driven by the decrease in revenue, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract. Artist and repertoire costs as a percentage of revenues remained flat at 35% for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011.

Product costs decreased $57 million, or 10%, to $490 million for the fiscal year ended September 30, 2012 from $547 million for the twelve months ended September 30, 2011. The decrease in product costs was primarily a result of a decrease in physical revenue in the current period and a decrease in artist services revenue from our European concert promotion businesses. Costs associated with our artist services recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of revenues decreased to 18% for the fiscal year ended September 30, 2012 from 19% for the twelve months ended September 30, 2011.

2011 vs. 2010

Cost of revenues decreased by $35 million, or 2%, to $1.549 billion for the twelve months ended September 30, 2011 from $1.584 billion for the fiscal year ended September 30, 2010. Expressed as a percent of revenues, cost of revenues were 54% and 53% for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively.

Artist and repertoire costs decreased $16 million, or 2%, to $1.002 billion for the twelve months ended September 30, 2011 from $1.018 billion for the fiscal year ended September 30, 2010. The decrease in artist and repertoire costs was driven by decreased revenues for the twelve months ended September 30, 2011, partially offset by the fiscal year 2010 impacts of a cost-recovery benefit related to the early termination of certain artist contracts. Artist and repertoire costs as a percentage of revenues increased to 35% for the twelve months ended September 30, 2011 from 34% for the fiscal year ended September 30, 2010.

Product costs decreased $19 million, or 3%, to $547 million for the twelve months ended September 30, 2011 from $566 million for the fiscal year ended September 30, 2010. The decrease in product costs was driven by effective supply chain management and the continuing change in mix from physical to digital sales, partially offset by an increase in artist services revenue from our European concert promotion businesses. Costs associated with our artist services recorded music businesses are primarily recorded as a component of product costs. Product costs as a percentage of revenues were 19% of revenues for both the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$574	$96	$450	$546	$583	$28	5%	$(37)	-6%
Selling and marketing expense	390	78	335	413	444	(23)	-6%	(31)	-7%
Distribution expense	55	12	46	58	68	(3)	-5%	(10)	-15%

Total selling, general and administrative expense	$1,019	$186	$831	$1,017	$1,095	$2	—	$(78)	-7%

(1)	Includes depreciation expense of $51 million, $42 million and $39 million for the fiscal year ended September 30, 2012, the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively.

2012 vs. 2011

Selling, general and administrative expense increased by $2 million to $1.019 billion for the fiscal year ended September 30, 2012 from $1.017 billion for the twelve months ended September 30, 2011. Expressed as a percent of revenues, selling, general and administrative expense increased to 37% for the fiscal year ended September 30, 2012 from 35% for the twelve months ended September 30, 2011.

General and administrative expense increased by $28 million, or 5%, to $574 million for the fiscal year ended September 30, 2012 from $546 million for the twelve months ended September 30, 2011. The increase in general and administrative expense was driven by an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger, professional fees associated with our Management Agreement, costs related to the sale of EMI, an increase in variable compensation expense and the prior-year benefit for the LimeWire settlement, partially offset by the realization of cost savings from previously announced management initiatives and the prior-year charges for share-based compensation expense of $24 million. Expressed as a percentage of revenues, general and administrative expenses increased from 19% for the twelve months ended September 30, 2011 to 21% for the fiscal year ended September 30, 2012.

Selling and marketing expense decreased by $23 million, or 6%, to $390 million for the fiscal year ended September 30, 2012 from $413 million for the twelve months ended September 30, 2011. The decrease in selling and marketing expense was primarily related to lower variable marketing expense as a result of our effort to better align spending on selling and marketing expense with revenues earned. Selling and marketing expense as a percentage of revenues remained flat at 14% for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011.

Distribution expense decreased by $3 million, or 5%, to $55 million for the fiscal year ended September 30, 2012 from $58 million for the twelve months ended September 30, 2011. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales. Distribution expense remained flat as a percentage of revenues at 2% for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011.

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

General and administrative expense decreased by $37 million or 6%, to $546 million for the twelve months ended September 30, 2011 from $583 million for the fiscal year ended September 30, 2010. The decrease in general and administrative expense was driven by a decrease in variable compensation, the benefit from the LimeWire settlement, the realization of cost savings from management initiatives and lower severance charges during the twelve months ended September 30, 2011, partially offset by an increase in share-based compensation expense of $14 million related to the payout for unvested Predecessor options and restricted stock awards as well as the modifications of existing restricted stock award agreements and an increase in merger and acquisition related professional fees. General and administrative expense as a percentage of revenues decreased to 19% for the twelve months ended September 30, 2011 as compared with 20% for the fiscal year ended September 30, 2010.

Selling and marketing expense decreased by $31 million, or 7%, to $413 million for the twelve months ended September 30, 2011 from $444 million for the fiscal year ended September 30, 2010. The decrease in selling and marketing expense was primarily as a result of our effort to better align selling and marketing expenses with revenues. Selling and marketing expense as a percentage of revenues decreased from 15% for the fiscal year ended September 30, 2010 to 14% for the twelve months ended September 30, 2011.

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

Merger transaction costs

2011 vs 2010

Merger transaction costs of $53 million for the twelve months ended September 30, 2011 were incurred in connection with the consummation of the Merger. These costs primarily included advisory, accounting, legal and other professional fees.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	Successor		Predecessor	For the twelve months ended September 30, 2011
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		Predecessor
					For the Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
OIBDA	$353	$81	$209	$290	$348	$63	22%	$(58)	-17%
Depreciation expense	(51)	(9)	(33)	(42)	(39)	(9)	21%	(3)	8%
Amortization expense	(193)	(38)	(178)	(216)	(219)	23	-11%	3	-1%

Operating income (loss)	109	34	(2)	32	90	77	—	(58)	-64%
Interest expense, net	(225)	(62)	(151)	(213)	(190)	(12)	6%	(23)	12%
Other income (expense), net	8	—	5	5	(4)	3	60%	9	—

(Loss) income before income taxes	(108)	(28)	(148)	(176)	(104)	68	-39%	(72)	69%
Income tax expense	(1)	(3)	(27)	(30)	(41)	29	-97%	11	-27%

Net loss	(109)	(31)	(175)	(206)	(145)	97	-47%	(61)	42%
Less: (income) loss attributable to noncontrolling interest	(3)	—	1	1	2	(4)	—	(1)	-50%

Net loss attributable to Warner Music Group Corp.	$(112)	$(31)	$(174)	$(205)	$(143)	$93	-45%	$(62)	43%

OIBDA

2012 vs. 2011

Our OIBDA increased by $63 million or 22%, to $353 million for the fiscal year ended September 30, 2012 as compared to $290 million for the twelve months ended September 30, 2011. Expressed as a percentage of revenues, total OIBDA margin increased by 3% to 13% for the fiscal year ended September 30, 2012 as compared to 10% for the twelve months ended September 30, 2011.

Our OIBDA increase primarily reflected the prior-year charges for transaction costs incurred in connection with the consummation of the Merger and share-based compensation expense related to the payout for unvested Predecessor options and restricted stock awards as well as from the modification of certain restricted stock award agreements. Our OIBDA increase also reflected the strong current-year sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, a strong back-end weighted release schedule particularly in Japan, the realization of cost savings from previously announced management initiatives and a cost-recovery benefit related to the early termination of an artist contract, partially offset by the prior year benefit for the LimeWire settlement, increases in professional fees associated with our Management Agreement and costs related to the sale of EMI. In addition, our Music Publishing business has improved its OIBDA margin as a result of a disciplined A&R investment and acquisition strategy focused on higher margin assets.

2011 vs. 2010

Our OIBDA decreased by $58 million, or 17%, to $290 million for the twelve months ended September 30, 2011 as compared to $348 million for the fiscal year ended September 30, 2010. Expressed as a percentage of revenues, total OIBDA margin decreased from 12% for the fiscal year ended September 30, 2010 to 10% for the twelve months ended September 30, 2011. Our OIBDA decrease was primarily driven by the decrease in revenue, transaction costs incurred in connection with the consummation of the Merger, an increase in share-based compensation expense related to the payout for unvested Predecessor options and restricted stock awards as well as from the modification of certain restricted stock award agreements, an increase in merger and acquisition related professional fees, an increase in licensing costs as well as the prior-year impact of a cost-recovery benefit related to the termination of certain artist recording contracts and an adjustment in Music Publishing royalty reserves. The decrease was partially offset by reductions in artist and repertoire costs, product costs, distribution costs, selling and marketing expense, lower compensation expense, the benefit from the LimeWire settlement, the realization of cost savings from management initiatives taken in prior periods, lower bad debt expense in the current period and $16 million of lower severance charges in the current period as compared with the prior-year period.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2012 vs. 2011

Depreciation expense increased by $9 million, or 21%, from $42 million for the fiscal year ended September 30, 2011 to $51 million for the twelve months ended September 30, 2012. The increase was primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

2011 vs. 2010

Depreciation expense increased by $3 million, or 8%, from $39 million for fiscal year ended September 30, 2010 to $42 million for the twelve months ended September 30, 2011, primarily due to recently completed capital projects and purchase price accounting recorded in connection with the Merger.

Amortization expense

2012 vs. 2011

Amortization expense decreased by $23 million, or 11%, from $216 million for the twelve months ended September 30, 2011 to $193 million for the fiscal year ended September 30, 2012. The decrease was primarily related to purchase price accounting recorded in connection with the Merger which resulted in longer useful lives of our intangible assets, partially offset by additional amortization associated with recent intangible asset acquisitions.

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

Operating income

2012 vs.2011

Our operating income increased by $77 million to $109 million for the fiscal year ended September 30, 2012 as compared to $32 million for the twelve months ended September 30, 2011. Operating income margin increased to 4% for the fiscal year ended September 30, 2012, from 1% for the twelve months ended September 30, 2011. The increase in operating income was primarily due to the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense as noted above.

2011 vs. 2010

Our operating income decreased $58 million, or 64%, to $32 million for the twelve months ended September 30, 2011 as compared to $90 million for the fiscal year ended September 30, 2010. Operating income margin decreased to 1% for the twelve months ended September 30, 2011, from 3% for the fiscal year ended September 30, 2010. The decrease in operating income was primarily due to the decline in OIBDA, the increase in depreciation expense, partially offset by the decrease in amortization expense, as noted above.

Interest expense, net

2012 vs. 2011

Interest expense, net, increased $12 million, or 6%, to $225 million for the fiscal year ended September 30, 2012 as compared to $213 million for the twelve months ended September 30, 2011. The increase was primarily driven by our new debt obligations which were issued in connection with the refinancing of certain of our existing indebtedness in connection with the Merger at higher interest rates than the debt that was refinanced partially offset by tender/call premiums of $19 million incurred in connection with the debt obligations that were repaid in full during the twelve months ended September 30, 2011.

2011 vs. 2010

Interest expense, net, increased $23 million, or 12%, to $213 million for the twelve months ended September 30, 2011 as compared to $190 million for the fiscal year ended September 30, 2010. The increase in interest expense was primarily driven by the refinancing of certain of our existing indebtedness in connection with the Merger. The refinancing resulted in $19 million in tender/call premiums incurred in connection with the debt obligations that were repaid in full. In addition, the new debt obligations referred to above were issued with higher interest rates.

See “—Financial Condition and Liquidity” for more information.

Other income (expense), net

2012 vs. 2011

Other income (expense), net for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. The increase in other income was driven by payments received for tax indemnities related to tax matters in Germany and Brazil.

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

Income tax expense

2012 vs. 2011

We provided income tax expense of $1 million and $30 million for the fiscal year ended September 30, 2012 and for the twelve month ended September 30, 2011, respectively. The decrease in income tax expense primarily relates to the recognition in the fiscal year ended September 30, 2012 of deferred tax benefits for losses generated in various jurisdictions including the U.S. and the impact of tax rate changes in the UK and Japan.

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

Net loss

2012 vs. 2011

Our net loss decreased by $97 million to $109 million for the fiscal year ended September 30, 2012, as compared to $206 million for the twelve months ended September 30, 2011. The decrease in net loss was driven primarily by the increase in operating income and lower income tax expense, partially offset by increases in interest expense, net as noted above.

2011 vs. 2010

Our net loss increased by $61 million to $206 million for the twelve months ended September 30, 2011, as compared to $145 million for the fiscal year ended September 30, 2010. The increase was a result of the decrease in our OIBDA and increases in depreciation expense and interest expense, partially offset by the decrease in income tax and amortization expense and the change in other income (expense) as noted above.

Noncontrolling interest

2012 vs. 2011

Net income attributable to noncontrolling interests for the fiscal year ended September 30, 2012 was $3 million and net loss attributable to noncontrolling interests for the twelve months ended September 30, 2011 was $1 million.

2011 vs. 2010

Net loss attributable to noncontrolling interests for the fiscal year ended September 30, 2011 and for the twelve months ended September 30, 2010 were $1 million and $2 million, respectively.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Fiscal Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,275	$456	$1,886	$2,342	$2,459	$(67)	-3%	$(117)	-5%
OIBDA	283	48	234	282	279	$1	—	3	1%
Operating income	$120	$17	$93	$110	$102	$10	9%	$8	8%

Music Publishing
Revenue	$524	$104	$440	$544	$556	$(20)	-4%	$(12)	-2%
OIBDA	152	51	96	147	157	5	3%	(10)	-6%
Operating income	$85	$39	$34	$73	$86	$12	16%	$(13)	-15%

Corporate Expenses and Eliminations
Revenue	$(19)	$(4)	$(15)	$(19)	$(27)	—	—	$8	-30%
OIBDA	(82)	(18)	(121)	(139)	(88)	57	-41%	(51)	58%
Operating loss	$(96)	$(22)	$(129)	$(151)	$(98)	$55	-36%	$(53)	54%
Total
Revenue	$2,780	$556	$2,311	$2,867	$2,988	$(87)	-3%	$(121)	-4%
OIBDA	353	81	209	290	348	63	22%	(58)	-17%
Operating income (loss)	$109	$34	$(2)	$32	$90	$77	—	$(58)	-64%

Recorded Music

Revenues

2012 vs. 2011

Recorded Music revenues decreased $67 million, or 3% to $2.275 billion for the fiscal year ended September 30, 2012, from $2.342 billion for the twelve months ended September 30, 2011. U.S. Recorded Music revenues were $909 million and $956 million, or 40% and 41% of Recorded Music revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Recorded Music revenues were $1.366 billion and $1.386 billion, or 60% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $20 million, or 1%, for the fiscal year ended September 30, 2012.

This performance reflected the ongoing impact of the transition from physical to digital sales offset by the current-year success of Michael Bublé’s “Christmas” album and key local releases in Japan. In addition, growth in digital revenues more than offset physical revenue declines in our Recorded Music business. Artist services and expanded rights revenues decreased primarily due to a decline in concert promotion revenue resulting from a strong touring schedule in France in the prior year. Licensing revenues decreased due primarily to timing. The increase in digital revenues was driven by continued success of streaming services, growth of digital downloads in the U.S. and in emerging digital markets in Latin America and certain European territories, partially offset by the continued decline in global ringtone revenue.

2011 vs. 2010

Recorded Music revenues decreased $117 million, or 5% to $2.342 billion for the twelve months ended September 30, 2011, from $2.459 billion for the fiscal year ended September 30, 2010. U.S. Recorded Music revenues were $956 million and $1.043 billion, or 41% and 42% of Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Recorded Music revenues were $1.386 billion and $1.416 billion, or 59% and 58% of consolidated Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $173 million, or 7%, for the twelve months ended September 30, 2011.

This performance reflected the continued decline in physical sales in the recorded music industry and a more robust release schedule in the prior fiscal year, partially offset by increases in digital revenue, licensing revenue and revenue from our European concert promotion businesses. The increases in digital revenue have not yet fully offset the decline in physical revenue. Digital revenues increased by $55 million, or 8%, for the twelve months ended September 30, 2011, driven by the growth in digital downloads in the U.S. and International and emerging streaming services, partially offset by the continued decline in global ringtone revenue. Licensing revenues increased $14 million due to timing. The increases in our European concert promotion business reflected a stronger touring schedule in the twelve months ended September 30, 2011.

Recorded Music cost of revenues was composed of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$679	$131	$560	$691	$712	$(12)	-2%	$(21)	-3%
Product costs	490	119	428	547	566	(57)	-10%	(19)	-3%

Total cost of revenues	$1,169	$250	$988	$1,238	$1,278	$(69)	-6%	$(40)	-3%

Cost of revenues

2012 vs. 2011

Recorded Music cost of revenues decreased by $69 million, or 6%, for the fiscal year ended September 30, 2012. Cost of revenues represented 51% and 53% of Recorded Music revenues for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively. The decrease in product costs was primarily the result of the decrease in physical revenue in the current-year and lower artist services revenue from our European concert promotion businesses. Costs associated with our artist services businesses are primarily recorded as a component of product costs. The decrease in artist and repertoire costs was driven by the decrease in revenue for the current period, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract.

2011 vs. 2010

Recorded Music cost of revenues decreased by $40 million, or 3%, for the twelve months ended September 30, 2011. Cost of revenues represented 53% and 52% of Recorded Music revenues for the twelve months ended September 30, 2011 and for the fiscal years ended September 30, 2010. The decrease in cost of revenues was driven primarily by decreases in artist and repertoire costs and product costs, partially offset by an increase in licensing costs. The decrease in artist and repertoire costs was driven by decreased revenues for the current twelve months ended period, a cost-recovery benefit recognized in the prior year related to the early termination of certain artist contracts and a benefit from increased recoupment on artists whose advances were previously written off. The decrease in product costs was driven by effective supply chain management and the continuing change in mix from physical to digital sales, partially offset by higher non-traditional recorded music business costs related to the increase in revenue from our European concert promotion businesses. The increase in licensing costs was driven by the increase in licensing revenue.

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$414	$74	$309	$383	$423	$31	8%	$(40)	-9%
Selling and marketing expense	385	77	330	407	436	(22)	-5%	(29)	-7%
Distribution expense	55	12	46	58	68	(3)	-5%	(10)	-15%

Total selling, general and administrative expense	$854	$163	$685	$848	$927	$6	1%	$(79)	-9%

(1)	Includes depreciation expense of $31 million, $26 million and $25 million for the fiscal year ended September 30, 2012, the twelve months ended September 30, 2011, and the fiscal year ended September 30, 2010, respectively.

Selling, general and administrative expense

2012 vs. 2011

Selling, general and administrative costs increased by $6 million, or 1%, for the fiscal year ended September 30, 2012. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses increased to 38% for fiscal year ended September 30, 2012 from 36% for the twelve months ended September 30, 2011. The increase in selling, general and administrative expense was driven primarily by the increase in general and administrative expense, partially offset by the decrease in selling and marketing expense and distribution expense. The increase in general and administrative expense was driven by an increase in severance charges and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger as well as the prior-year benefit for the LimeWire settlement, partially offset by the realization of cost savings from previously announced management initiatives and a prior-year charge for share-based compensation expense. The decrease in selling and marketing expense was driven by our continued efforts to better align spending on selling and marketing expense with revenues earned. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales.

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

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
OIBDA	$283	$48	$234	$282	$279	$1	—	$3	1%
Depreciation and amortization expense	(163)	(31)	(141)	(172)	(177)	9	-5%	5	-3%

Operating Income	$120	$17	$93	$110	$102	$10	9%	$8	8%

2012 vs. 2011

Recorded Music OIBDA increased by $1 million to $283 million for the fiscal year ended September 30, 2012 from $282 million for the twelve months ended September 30, 2011. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin also remained flat at 12% for the fiscal years ended September 30, 2012 and the twelve months ended September 30, 2011. Our Recorded Music OIBDA results reflected the prior year benefit for the LimeWire settlement, a decrease in revenue, an increase in severance charges and an increase in costs related to the sale of EMI, offset by the strong current-year sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, a strong release schedule in Japan, the realization of cost savings from previously announced management initiatives, the decrease in selling and marketing expense, a cost recovery benefit related to the early termination of an artist contract and prior-year share based compensation expense.

Recorded Music operating income increased by $10 million, or 9%, due to a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by an increase in depreciation expense. Recorded Music operating income margin remained 5% for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011.

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

Music Publishing

Revenues

2012 vs. 2011

Music Publishing revenues decreased by $20 million, or 4%, to $524 million for the fiscal year ended September 30, 2012 from $544 million for the twelve months ended September 30, 2011. U.S. Music Publishing revenues were $204 million and $196 million, or 39% and 36% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Music Publishing revenues were $320 million and $348 million, or 61% and 64% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 1%, for the fiscal year ended September 30, 2012.

The decrease in Music Publishing revenue was driven primarily by decreases in mechanical revenue and performance revenue, partially offset by an increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The increase in digital revenue was driven by the growth of global digital downloads and the continued success of streaming services.

2011 vs. 2010

Music Publishing revenues decreased by $12 million, or 2%, to $544 million for the twelve months ended September 30, 2011 from $556 million for the fiscal year ended September 30, 2010. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 18% of consolidated revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. U.S. Music Publishing revenues were $196 million and $214 million, or 36% and 38% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. International Music Publishing revenues were $348 million and $342 million, or 64% and 62% of Music Publishing revenues for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010, respectively. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $28 million, or 5%, for the twelve months ended September 30, 2011.

The decrease in Music Publishing revenues was driven primarily by an expected decrease in mechanical revenue, partially offset by an increase in synchronization revenue, performance revenue and digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry, the timing of cash collections, an interim reduction in royalty rates related to radio performances in the U.S. and the prior-year benefit of $5 million stemming from an agreement reached by the U.S. recorded music and music publishing industries, which resulted in the payment of mechanical royalties accrued in prior years by record companies. The increase in synchronization revenue results reflected the improvement of the U.S. advertising market and renewals on certain licensing deals. Performance revenue improved as a result of recent acquisitions, partially offset by our decision not to renew certain low-margin administration deals during the fiscal year ended September 30, 2010. The increase in digital revenue reflected growth in global digital downloads and emerging streaming services. Other music publishing revenue increased primarily as a result of higher print revenue in the U.S.

Music Publishing cost of revenues was composed of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$309	$42	$288	$330	$334	$(21)	-6%	$(4)	-1%

Total cost of revenues	$309	$42	$288	$330	$334	$(21)	-6%	$(4)	-1%

Cost of revenues

2012 vs. 2011

Music Publishing cost of revenues decreased by $21 million, or 6%, to $309 million for the fiscal year ended September 30, 2012, from $330 million for the twelve months ended September 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 61% for the twelve months ended September 30, 2011 to 59% for the fiscal year ended September 30, 2012. The decrease was driven primarily as a result of a disciplined A&R investment and acquisition strategy focused on higher-margin assets, partially offset by a year-over-year increase in unproven artist spend.

2010 vs. 2011

Music Publishing cost of revenues decreased $4 million, or 1%, to $330 million for the twelve months ended September 30, 2011, from $334 million for the fiscal year ended September 30, 2010. The decrease in cost of revenues was driven primarily by a combination of lower revenues in the current year and lower costs associated with certain low-margin administration deals which we decided not to renew, partially offset by the timing of artist and repertoire spend as well as an adjustment to royalty reserves in the prior-year period. Music Publishing cost of revenues as a percentage of Music Publishing revenues increased to 61% for the twelve months ended September 30, 2011 from 60% for the fiscal year ended September 30, 2010, primarily as a result of a prior-year period adjustment to royalty reserves.

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor	2012 vs. 2011		2011 vs. 2010
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Year Ended September 30, 2010
						$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$67	$9	$58	$67	$67	$—	—%	$—	—%
Selling and marketing expense	2	1	1	2	2	—	—%	—	—

Total selling, general and administrative expense	$69	$10	$59	$69	$69	$—	—%	$—	—%

(1)	Includes depreciation expense of $6 million for the fiscal year ended September 30, 2012 and $4 million for the twelve months ended September 30, 2011 and the fiscal year ended September 30, 2010.

Selling, general and administrative expense

2012 vs. 2011

Music Publishing selling, general and administrative expense was $69 million for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense also remained flat at 13% for the fiscal years ended September 30, 2012 and for the twelve months ended September 30, 2011.

2011 vs. 2010

Music Publishing selling, general and administrative expense remained flat at $69 million for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense also remained flat at 13% for the twelve months ended September 30, 2011 and for the fiscal year ended September 30, 2010.

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	Successor		Predecessor	For the Combined Twelve Months ended September 30, 2011	Predecessor
	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		For the Year Ended September 30, 2010	2012 vs. 2011		2011 vs. 2010
						$ Change	% Change	$ Change	% Change
OIBDA	$152	$51	$96	$147	$157	$5	3%	$(10)	-6%
Depreciation and amortization expense	(67)	(12)	(62)	(74)	(71)	7	-9%	(3)	4%

Operating Income	$85	$39	$34	$73	$86	$12	16%	$(13)	-15%

2012 vs. 2011

Music Publishing OIBDA increased $5 million to $152 million for the fiscal year ended September 30, 2012 from $147 million for the twelve years ended September 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA increased to 29% for the fiscal years ended September 30, 2012 from 27% for the twelve months ended September 30, 2011. The increase in OIBDA margin was primarily the result of a disciplined A&R investment and acquisition strategy focused on higher-margin assets, lower severance charges taken during the current period and the prior-year charge incurred in connection with the consummation of the Merger related to a change in control fee, partially offset by an increase in unproven artist spend.

Music Publishing operating income increased by $12 million for the fiscal year ended September 30, 2012 due primarily to the increase in OIBDA noted above and lower amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by the increase in depreciation expense.

2011 vs. 2010

Music Publishing OIBDA decreased $10 million to $147 million for the twelve months ended September 30, 2011 from $157 million for the fiscal year ended September 30, 2010. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA decreased to 27% for the twelve months ended September 30, 2011 from 28% and for the fiscal year ended and September 30, 2010, respectively. The decrease in OIBDA was due primarily to lower revenues partially offset by lower artist and repertoire costs related to certain low-margin administration deals which we decided not to renew.

Music Publishing operating income decreased by $13 million for the twelve months ended September 30, 2011 due to the decrease in OIBDA noted above and an increase in amortization expense related to additional amortization associated with recent intangible asset acquisitions.

Corporate Expenses and Eliminations

2012 vs. 2011

Our OIBDA loss from corporate expenses and eliminations decreased $57 million to $82 million for the fiscal year ended September 30, 2012, from $139 million for the twelve months ended September 30, 2011, primarily as a result of the realization of cost savings from previously announced management initiatives, lower severance charges, prior-year charges for share-based compensation expense and transaction costs incurred in connection with the consummation of the Merger, partially offset by an increase in professional fees related to the sale of EMI and our Management Agreement.

Our operating loss from corporate expenses and eliminations decreased to $96 million for the fiscal year ended September 30, 2012, from $151 million for the twelve months ended September 30, 2011. The decrease in operating loss was primarily driven by the decrease in corporate expenses noted above, partially offset by an increase in depreciation expense.

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

Our operating loss from corporate expenses and eliminations increased to $151 million for the twelve months ended September 30, 2011, from $98 million for the fiscal year ended September 30, 2010. The increase in operating loss was primarily driven by the increase in corporate expenses noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2012

At September 30, 2012, we had $2.206 billion of debt, $302 million of cash and equivalents (net debt of $1.904 billion, defined as total debt less cash and equivalents and short-term investments) and $927 million of Warner Music Group Corp. equity. This compares to $2.217 billion of debt, $154 million of cash and equivalents (net debt of $2.063 billion, defined as total debt less cash and equivalents and short-term investments) and $1.065 billion of Warner Music Group Corp. equity at September 30, 2011. Net debt decreased by $159 million as a result of (i) a $148 million increase in cash and equivalents and (ii) a $12 million decrease in long-term debt related to the amortization of premiums on our Old Secured Notes partially offset by a $1 million accretion of the discount on our Unsecured WMG Notes.

The $138 million decrease in Warner Music Group Corp.’s equity during the fiscal year ended September 30, 2012 included foreign currency exchange movements of $19 million and $7 million related to minimum pension liability and the $112 million of our net loss.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor) have been derived from our audited financial statements included elsewhere herein.

	Successor		Predecessor		Predecessor
Cash Provided By (Used In):	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	For the Combined Twelve Months ended September 30, 2011	For the Fiscal Year Ended September 30, 2010
			(in millions)
Operating activities	$209	$(64)	$12	$(52)	$150
Investing activities	(58)	(1,292)	(155)	(1,447)	(85)
Financing activities	(3)	1,199	5	1,204	(3)

Operating Activities

Cash provided by operating activities was $209 million for the fiscal year ended September 30, 2012 compared to cash used in operating activities of $52 million for the twelve months ended September 30, 2011 and cash provided by operating activities of $150 million for the fiscal year ended September 30, 2010. The increase in results from operating activities in fiscal 2012 reflected the increase in our OIBDA driven primarily by the absence of transaction costs in 2012 that were incurred in connection with the Merger during the twelve months ended September 30, 2011, the timing of our working capital requirements and the decrease in cash paid for interest of $17 million. The decrease in results from operating activities in the twelve months ended September 30, 2011 compared to the fiscal year ended September 30, 2010, reflected the decrease in our OIBDA driven primarily by transaction costs incurred in connection with the Merger, the increase in cash paid for severance, the increase in cash paid for interest of $41 million and the timing of working capital requirements.

Investing Activities

Cash used in investing activities was $58 million for the fiscal year ended September 30, 2012, compared to $1.447 billion for the twelve months ended September 30, 2011 and to $85 million for the fiscal year ended September 30, 2010. Cash used in investing activities of $58 million consisted of $32 million to acquire music publishing rights, $32 million for capital expenditures and $8 million to acquire businesses, net of cash acquired, partially offset by $12 million received for the sale of a building and $2 million received for the sale of a recorded music catalog. Cash used in investing activities of $1.447 billion for the twelve months ended September 30, 2011 consisted of $48 million of capital expenditures primarily related to software infrastructure improvements, cash used of $62 million to acquire music publishing rights, $59 million to acquire businesses, net of cash acquired and $1.278 billion related to the purchase of shares of our common stock in connection with the acquisition of our Company by Access. Cash used in investing activities of $85 million for the fiscal year ended September 30, 2010 consisted primarily $51 million of capital expenditures primarily related to software infrastructure improvements, cash used of $36 million to acquire music publishing rights, cash used for acquisitions totaling $7 million, net of cash acquired, offset by $9 million of cash proceeds received in the connection with the sale of our equity investment in lala media, inc.

Financing Activities

Cash used in financing activities was $3 million for the fiscal year ended September 30, 2012 compared to cash provided by financing activities of $1.204 billion for the twelve months ended September 30, 2011 and cash used in financing activities of $3 million for the fiscal year ended September 30, 2010. Cash used in financing activities of $3 million for the fiscal year ended September 30, 2012 consisted of distributions to our noncontrolling interest holders. Cash provided by financing activities of $1.204 billion for the twelve months ended September 30, 2011 consisted primarily of a capital contribution received from Parent of $1.099 billion, net proceeds from the issuance of the Unsecured WMG Notes of $747 million, net proceeds from the issuance of the Second Tranche of Old Secured Notes of $157 million, proceeds from the issuance of the Holdings Notes of $150 million and proceeds from the exercise of stock options of $6 million, partially offset by full repayment of the Old Acquisition Corp. Notes of $626 million, the full repayment of the Old Holdings Notes of $258 million, deferred financing fees related to new debt obligations of $70 million and distributions to our noncontrolling interest holders of $1 million. Cash used in financing activities of $3 million for the fiscal year ended September 30, 2010 consisted of distributions to our noncontrolling interest holders.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and short-term investments and funds available for drawing under our New Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends or repurchases of our outstanding notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

On November 1, 2012, we completed the 2012 Refinancing. As a result, our long-term debt following the 2012 Refinancing differs from the amounts described below as of September 30, 2012. The 2012 Refinancing, and resulting changes, are described further below.

Existing Debt as of September 30, 2012

As of September 30, 2012 (Successor), our long-term debt was as follows:

Revolving Credit Facility (a)	$—
9.50% Senior Secured Notes due 2016—Acquisition Corp. (b)	1,151
9.50% Senior Secured Notes due 2016—Acquisition Corp. (c)	156
11.5% Senior Notes due 2018—Acquisition Corp. (d)	749
13.75% Senior Notes due 2019—Holdings	150

Total long term debt	$2,206

(a)	Reflects $60 million of commitments under the Old Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2012, which was replaced by the New Revolving Credit Facility. There were no loans outstanding under the Old Revolving Credit Facility as of September 30, 2012.
(b)	Face amount of $1.1 billion plus unamortized premium of $51 million. These notes were refinanced in connection with 2012 Refinancing.
(c)	Face amount of $150 million plus unamortized premium of $6 million. These notes were refinanced in connection with 2012 Refinancing.
(d)	Face amount of $765 million less unamortized discount of $16 million.

Old Revolving Credit Facility

In connection with the Merger, Acquisition Corp. entered into a credit agreement dated July 20, 2011 (the “Old Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Old Revolving Credit Facility”).

We retired the Old Revolving Credit Facility in connection with the 2012 Refinancing and replaced it with the New Revolving Credit Facility as described further below.

Old Secured Notes

Acquisition Corp. issued $1.1 billion aggregate principal amount of its 9.50% Senior Secured Notes due 2016 (the “First Tranche of Old Secured Notes”) in 2009 pursuant to the Indenture, dated as of May 28, 2009, among us, the guarantors party thereto, and Wells Fargo Bank, National Association as trustee. The First Tranche of Old Secured Notes would have matured on June 15, 2016 and bore interest payable semi-annually on June 15 and December 15 of each year at a fixed rate of 9.50% per annum.

In addition, in connection with the Merger, the Initial OpCo Issuer issued $150 million aggregate principal amount of 9.50% Senior Secured Notes due 2016 (the “Second Tranche of Old Secured Notes” and, together with the First Tranche of Old Secured Notes, the “Old Secured Notes”) pursuant to the Indenture, dated as of July 20, 2011, between the Initial OpCo Issuer and Wells Fargo, as trustee. The Second Tranche of Old Secured Notes would have matured on June 15, 2016 and bore interest payable semi-annually on June 15 and December 15 of each year at fixed rate of 9.50% per annum.

As part of the 2012 Refinancing, we refinanced all of the Old Secured Notes. On October 17, 2012, we commenced tender offers and consent solicitations for any and all of the Old Secured Notes. On October 29, 2012, we received consents from holders of at least a majority of the outstanding aggregate principal amount of the Old Secured Notes and entered into supplemental indentures with the trustee for each of the indentures pursuant to which the Old Secured Notes were outstanding to eliminate certain restrictive covenants contained in those indentures. On November 1, 2012, we accepted for purchase in connection with the tender offers and related consent solicitations such notes as had been tendered at or prior to 5:00 p.m., New York City time, on

October 31, 2012 (the “Consent Time”). We then issued a notice of redemption relating to all Old Secured Notes not accepted for payment on November 1, 2012 (such notes the “Remaining Notes”). Following payment for the Old Secured Notes tendered at or prior to the Consent Time, we deposited with the Trustee for the Old Secured Notes funds sufficient to satisfy all obligations remaining under the indentures with respect to the Old Secured Notes not accepted for payment on November 1, 2012. The trustee then entered into Satisfaction and Discharge of indentures, each dated as of November 1, 2012, with respect to each indenture governing the Old Secured Notes, discharging our obligations under the Old Secured Notes. The Remaining Notes were redeemed on December 3, 2012.

Unsecured WMG Notes

On the Merger Closing Date, the Initial OpCo Issuer issued $765 million aggregate principal amount of the Unsecured WMG Notes pursuant to the Indenture, dated as of the Merger Closing Date (as amended and supplemented, the “Unsecured WMG Notes Indenture”), between the Initial OpCo Issuer and Wells Fargo Bank, National Association as trustee (the “Trustee”). Following the completion of the OpCo Merger on the Merger Closing Date, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of the Merger Closing Date (the “Unsecured WMG Notes First Supplemental Indenture”), with the Trustee, pursuant to which (i) Acquisition Corp. became a party to the indenture and assumed the obligations of the Initial OpCo Issuer under the Unsecured WMG Notes and (ii) each Guarantor became a party to the Unsecured WMG Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Unsecured WMG Notes.

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

Ranking

The Unsecured WMG Notes are Acquisition Corp.’s general unsecured senior obligations. The Unsecured WMG Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the New Secured Notes and indebtedness under the New Senior Credit Facilities are effectively subordinated to all of Acquisition Corp.’s existing and future secured indebtedness, including the New Secured Notes and indebtedness under the New Senior Credit Facilities, to the extent of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)), to the extent of the assets of such subsidiaries.

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

Optional Redemption

Acquisition Corp. may redeem the Unsecured WMG Notes, in whole or in part, at any time prior to October 1, 2014, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest and special interest, if any, on the Unsecured WMG Notes to be redeemed to the applicable redemption date. On or after October 1, 2014, Acquisition Corp. may redeem all or a part of the Unsecured WMG Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and special interest, if any, on the Unsecured WMG Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on October 1 of the years indicated below:

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

Consents

On October 22, 2012, we commenced consent solicitations (the “Consent Solicitation”) relating to the outstanding Unsecured WMG Notes and the Holdings Notes. We entered into supplemental indentures to the indentures governing the Unsecured WMG Notes and the Holdings Notes, as applicable, after the requisite consents with respect to the applicable consent solicitations were received. The supplemental indentures amended the applicable indentures to permit us to incur additional secured indebtedness under certain circumstances.

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

Consents

On October 22, 2012, we commenced the Consent Solicitation. We entered into supplemental indentures to the indentures governing the Unsecured WMG Notes and the Holdings Notes, as applicable, after the requisite consents with respect to the applicable consent solicitations were received. The supplemental indentures amended the applicable indentures to permit us to incur additional secured indebtedness under certain circumstances.

Guarantee of Holdings Notes

On August 2, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Holdings Notes Guarantee”), on a senior unsecured basis, the payments of Holdings on the Holdings Notes.

Guarantee of Acquisition Corp. Notes

On December 8, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “Acquisition Corp. Notes Guarantee”), on a senior unsecured basis, the payments of Acquisition Corp. on the Old Secured Notes and the Unsecured WMG Notes.

Guarantee of New Secured Notes

On November 16, 2012, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee (the “New Secured Notes Guarantee”), on a senior secured basis, the payments of Acquisition Corp. on the New Secured Notes.

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

Refinancing of Old Secured Notes

On November 1, 2012, we completed the 2012 Refinancing. In connection with the 2012 Refinancing, we issued new senior secured notes consisting of $500 million aggregate principal amount of dollar notes (the “Dollar Notes”) and €175 million aggregate principal amount of euro notes (the “Euro Notes” and, together with the Dollar Notes, the “New Secured Notes” or the “Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “New Revolving Credit Facility” and, together with the Term Loan Facility, the “New Senior Credit Facilities”). The proceeds from the 2012 Refinancing, together with other available sources of cash, were used to pay the total consideration due in connection with the tender offer for all of our previously outstanding $1,250 million of 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining Old Secured Notes not tendered in the tender offers. We also retired our existing $60 million revolving Credit Facility in connection with the 2012 Refinancing, replacing it with the New Revolving Credit Facility. As a result of the 2012 Refinancing, our annual cash payments for interest will decrease. In addition, as part of the 2012 Refinancing, we commenced consent solicitations relating to our outstanding unsecured notes. On October 29, 2012, valid consents from unaffiliated holders of a majority in aggregate principal amount of the outstanding notes were received and we executed supplemental indentures to effect amendments to the related indentures to increase our capacity to incur senior secured indebtedness.

Following the consummation of the 2012 Refinancing, we would have had pro forma total consolidated long-term indebtedness as of September 30, 2012 as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$31
Term Loan Facility due 2018—Acquisition Corp. (b)	594
6.0% Senior Secured Notes due 2021—Acquisition Corp.	500
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	225
11.5% Senior Unsecured Notes due 2018—Acquisition Corp. (d)	749
13.75% Senior Notes due 2019—Holdings	150

Total long term debt	$2,249

(a)	Reflects $150 million of commitments under the New Revolving Credit Facility of which $31 million was drawn at closing of the 2012 Refinancing, less letters of credit outstanding of approximately $1 million at closing of the 2012 Refinancing. We repaid in full the $31 million of borrowings incurred under the New Revolving Credit Facility in connection with the 2012 Refinancing on December 3, 2012.

(b)	Face amount of $600 million less unamortized discount of $6 million.
(c)	Face amount of €175 million. Amount above represents the dollar equivalent of such notes as of September 30, 2012.
(d)	Face amount of $765 million less unamortized discount of $16 million.

New Debt

The following is a description of our New Revolving Credit Facility, Term Loan Facility and New Secured Notes which are now outstanding following completion of the 2012 Refinancing.

New Revolving Credit Facility

On November 1, 2012 (the “2012 Refinancing Closing Date”), Acquisition Corp. entered into a credit agreement (the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “New Revolving Credit Facility”).

General

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the New Revolving Credit Facility. The New Revolving Credit Facility provides for a revolving credit facility in the amount of up to $150,000,000 (the “Commitments”) and includes a $50,000,000 letter of credit sub-facility. Amounts are available under the New Revolving Credit Facility in U.S. dollars, euros or pounds Sterling. The New Revolving Credit Facility permits loans for general corporate purposes. The New Revolving Credit Facility may also be utilized to issue letters of credit on or after the 2012 Refinancing Closing Date.

The final maturity of the New Revolving Credit Facility will be five years from the 2012 Refinancing Closing Date.

Interest Rates and Fees

The loans under the Revolving Credit Agreement bear interest at Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the currency in which the applicable borrowing is denominated in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR Rate”), plus 3.50% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Revolving LIBOR Rate plus 1.0% per annum, plus, in each case, 2.50% per annum.

If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The New Revolving Credit Facility bears a facility fee equal to 0.50%, payable quarterly in arrears, based on the daily commitments during the preceding quarter. The New Revolving Credit Facility bears customary letter of credit fees. Acquisition Corp. is also required to pay certain upfront fees to lenders and agency fees to the agent under the New Revolving Credit Facility, in the amounts and at the times agreed between the relevant parties.

Prepayments

If, at any time, the aggregate amount of outstanding loans (including letters of credit outstanding thereunder) exceeds the Commitments, prepayments of the loans (and after giving effect to such prepayment the cash collateralization of letters of credit) will be required in an amount equal to such excess. The application of proceeds from mandatory prepayments shall not reduce the aggregate amount of then effective commitments under the New Revolving Credit Facility and amounts prepaid may be reborrowed, subject to then effective commitments under the New Revolving Credit Facility.

Voluntary reductions of the unutilized portion of the Commitments and prepayments of borrowings under the New Revolving Credit Facility are permitted at any time, in minimum principal amounts as set forth in the New Revolving Credit Facility, without premium or penalty, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR-based borrowings other than on the last day of the relevant interest period.

Ranking

The indebtedness incurred under the New Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the New Revolving Credit Facility. Indebtedness incurred under the New Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Term Loan Credit Agreement (as defined below), the New Secured Notes and any future senior secured credit facility; is effectively senior to the Revolving Borrower’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the New Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its Subsidiary Guarantors (as defined below)).

Guarantee

Certain of the domestic subsidiaries of Acquisition Corp. entered into a Subsidiary Guaranty, dated as of the 2012 Refinancing Closing Date (the “Revolving Subsidiary Guaranty”), pursuant to which all obligations under the New Revolving Credit Facility are guaranteed by Acquisition Corp.’s existing subsidiaries that guarantee the New Secured Notes and each other direct and indirect wholly-owned U.S. subsidiary, other than certain excluded subsidiaries (collectively, the “Subsidiary Guarantors”).

Covenants, Representations and Warranties

The New Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are limited to the following: limitations on dividends on, and redemptions and purchases of, equity interests and other restricted payments, limitations on prepayments, redemptions and repurchases of certain debt, limitations on liens, limitations on loans and investments, limitations on debt, guarantees and hedging arrangements, limitations on mergers, acquisitions and asset sales, limitations on transactions with affiliates, limitations on changes in business conducted by the Revolving Borrower and its subsidiaries, limitations on restrictions on ability of subsidiaries to pay dividends or make distributions and limitations on amendments of subordinated debt and unsecured bonds. The negative covenants are subject to customary and other specified exceptions.

There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio, which will be tested only when there are loans outstanding under the Revolving Credit Facility in excess of $30,000,000 (excluding (i) letters of credit that have been cash collateralized and (ii) undrawn outstanding letters of credit that have not been cash collateralized not exceeding $20,000,000).

Events of Default

Events of default under the Revolving Credit Agreement are limited to nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration of certain material debt, bankruptcy, material judgments, ERISA events, actual or asserted invalidities of the Revolving Credit Agreement, guarantees or security documents and a change of control, in each case subject to customary notice and grace period provisions.

Term Loan Facility

On the 2012 Refinancing Closing Date, Acquisition Corp. entered into a credit agreement (the “Term Loan Credit Agreement”) for a senior secured term loan credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Loan Facility” and, together with the New Revolving Credit Facility, the “New Senior Credit Facilities”).

General

Acquisition Corp.is the borrower (the “Term Loan Borrower”) under the Term Loan Facility. The Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $600,000,000. The Term Loan Facility also permits the Term Loan Borrower to add one or more incremental term loan facilities of up to $300,000,000 plus a certain amount depending on a senior secured indebtedness to EBITDA ratio included in the Term Loan Facility (subject to the conditions set forth therein).

The Term Loan Facility will mature on November 1, 2018.

Interest Rates and Fees

The loans under the Term Loan Credit Agreement bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR Rate”), plus 4.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Term Loan LIBOR Rate plus 1.0% per annum, plus, in each case, 3.00% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.25%.

If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

Customary fees will be payable in respect of the Term Loan Facility.

Scheduled Amortization

The Term Loans under the Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 5.00% of the original principal amount of the Term Loan Facility with the balance payable on maturity date of the Term Loans; provided further that the individual applicable lenders may agree to extend the maturity of their Term Loans upon the Term Loan Borrower’s request and without the consent of any other applicable lender.

Prepayments

The Term Loans may be prepaid without premium or penalty, except that, if such Term Loans are prepaid on or prior to the first anniversary of the 2012 Refinancing Closing Date pursuant to a Repricing Transaction (as defined in the Term Loan Credit Agreement), a 1.00% prepayment premium will apply.

Subject to certain exceptions, the Term Loan Facility will be subject to mandatory prepayment in an amount equal to:

(i)	100% of the net proceeds (other than those that are used to purchase certain assets or to repay certain other indebtedness) of certain asset sales and certain insurance recovery events;

(ii)	100% of the net proceeds (other than those that are used to repay certain other indebtedness) of indebtedness for borrowed money (other than indebtedness incurred in compliance with the debt covenant of the Term Loan Facility); and

(iii)	50% of the annual excess cash flow for any fiscal year (as reduced by the repayment of certain indebtedness), such percentage to decrease to 25% and 0% depending on the attainment of certain senior secured debt to EBITDA ratio targets.

In addition, in the event of certain events that constitute a Change of Control (as defined in the Term Loan Credit Agreement), Acquisition Corp. may offer to prepay the Term Loans at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to the repayment date.

Ranking

The indebtedness incurred under the Term Loan Facility constitutes senior secured obligations of the Term Loan Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Term Loan Facility. Indebtedness incurred under the Term Loan Facility ranks senior in right of payment to the Term Loan Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Term Loan Borrower’s existing and future senior indebtedness, including indebtedness under the New Revolving Credit Agreement, the New Secured Notes and any future senior secured credit facility; is effectively senior to the Term Loan Borrower’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Term Loan Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Term Loan Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Term Loan Borrower or one of its Subsidiary Guarantors).

Guarantee

The Subsidiary Guarantors entered into a Guarantee Agreement, dated as of the 2012 Refinancing Closing Date (the “Term Loan Guarantee Agreement”), pursuant to which all obligations under the Term Loan Facility are guaranteed by the Subsidiary Guarantors.

Covenants, Representations and Warranties

The Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The Term Loan Facility contains negative covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; repurchase or repay certain indebtedness following a change of control; and enter into certain transactions with its affiliates.

Events of Default

Events of default under the Term Loan Credit Agreement are limited to nonpayment of principal, interest or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross default and cross acceleration of certain material debt, bankruptcy, material judgments, ERISA events, actual or asserted invalidities of the security documents and a change of control (subject to the Term Loan Borrower’s ability to make an offer to prepay the Term Loans), in each case subject to customary notice and grace period provisions.

New Secured Notes

On the 2012 Refinancing Closing Date, Acquisition Corp. issued (i) $500 million in aggregate principal amount of its 6.000% Senior Secured Notes due 2021 (the “Dollar Notes”) and (ii) €175 million in aggregate principal amount of its 6.250% Senior Secured Notes due 2021 (the “Euro Notes” and, together with the Dollar Notes, the “New Secured Notes” or the “Notes”) under the Indenture, dated as of November 1, 2012 (the “Base Indenture”), among the Issuer, the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 1, 2012 (the “Euro Supplemental Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, in the case of the Euro Notes, and the Second Supplemental Indenture, dated as of November 1, 2012, among the Issuer, the guarantors party thereto and the Trustee, in the case of the Dollar Notes (the “Dollar Supplemental Indenture” and, the Base Indenture, together with the Euro Supplemental Indenture or the Dollar Supplemental Indenture, as applicable, the “Indenture”).

Interest on the Dollar Notes will accrue at the rate of 6.000% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

Interest on the Euro Notes will accrue at the rate of 6.250% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

Ranking

The Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Notes. The Notes rank senior in right of payment to the Issuer’s subordinated indebtedness; rank equally in right of payment with all of the Issuer’s existing and future senior indebtedness, including indebtedness under the New Senior Credit Facilities and any future senior secured credit facility; are effectively senior to the Issuer’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Issuer’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Issuer’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of the Issuer under the New Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the Notes (including the subsidiary guarantor’s guarantee of obligations under the New Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of Acquisition Corp.’s existing senior unsecured notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of obligations under the New Senior Credit Facilities;

and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to the Issuer or one of its subsidiary guarantors). Any subsidiary guarantee of the Notes may be released in certain circumstances.

Optional Redemption

Dollar Notes

At any time prior to January 15, 2016, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of Dollar Notes (including the aggregate principal amount of any additional securities constituting Dollar Notes) issued under the Indenture, at its option, at a redemption price equal to 106.000% of the principal amount of the Dollar Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Dollar Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1)	at least 50% of the aggregate principal amount of Dollar Notes originally issued under the Indenture (including the aggregate principal amount of any additional securities constituting Dollar Notes issued under the Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2)	the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The Dollar Notes may be redeemed, in whole or in part, at any time prior to January 15, 2016, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the Dollar Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after January 15, 2016, Acquisition Corp. may redeem all or a part of the Dollar Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the Dollar Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Percentage
2016	104.500%
2017	103.000%
2018	101.500%
2019 and thereafter	100.000%

In addition, during any 12-month period prior to January 15, 2016, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the Dollar Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Euro Notes

At any time prior to January 15, 2016, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of Euro Notes (including the aggregate principal amount of any additional securities constituting Euro Notes) issued under the Indenture, at its option, at a redemption price equal to 106.250% of the principal amount of the Euro Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Euro Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1)	at least 50% of the aggregate principal amount of Euro Notes originally issued under the Indenture (including the aggregate principal amount of any additional securities constituting Euro Notes) remains outstanding immediately after the occurrence of such redemption; and

(2)	the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The Euro Notes may be redeemed, in whole or in part, at any time prior to January 15, 2016, at the option of the Issuer, at a redemption price equal to 100% of the principal amount of the Euro Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after January 15, 2016, Acquisition Corp. may redeem all or a part of the Euro Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the Euro Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on January 15 of the years indicated below:

Year	Percentage
2016	104.688%
2017	103.125%
2018	101.563%
2019 and thereafter	100.000%

In addition, during any 12-month period prior to January 15, 2016, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the Euro Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of a change of control, which is defined in the Base Indenture, each holder of the Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on Notes to become or to be declared due and payable.

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness.

Our Old Revolving Credit Facility contained a springing leverage ratio that was tied to a ratio based on Consolidated EBITDA, which was defined under the Old Revolving Credit Agreement governing the Revolving Credit Facility. Our New Revolving Credit Facility also has a similar springing leverage ratio based on Consolidated EBITDA. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the management agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) stock-based compensation expense and also includes an add-back for certain projected cost savings and synergies.

The indentures governing our notes use a similar financial measure called “EBITDA.” However, the financial measure used in the indentures governing the notes may differ from Consolidated EBITDA as presented herein. Consolidated EBITDA may include additional adjustments not included in EBITDA as defined in the indentures, that may cause calculations under such definitions of EBITDA and Consolidated EBITDA, as presented herein, to differ.

Consolidated EBITDA is presented herein because it is a material component of the leverage ratio contained in the credit agreements governing the Old Revolving Credit Facility and our New Revolving Credit Facility. Non-compliance with the leverage ratio could result in the inability to use our New Revolving Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated EBITDA in our credit agreements allow us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Adjusted Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our credit agreements for the most recently ended four fiscal quarters ended September 30, 2012. The terms and related calculations are defined in the credit agreements. All amounts in the reconciliation below reflect Acquisition Corp.:

Twelve Months Ended September 30, 2012
(in millions, except ratios)
Net Loss	$(90)
Income tax expense	1
Interest expense, net	203
Depreciation and amortization	244
Restructuring costs (a)	45
Net hedging losses (b)	1
Management fees (c)	8
Transaction costs (d)	16
Business optimization expenses (e)	6
Proforma savings (f)	30

Consolidated EBITDA	$464

Consolidated Funded Indebtedness (g)	$2,032

Leverage Ratio (h)	4.37x

Pro Forma Consolidated Funded Indebtedness (i)	$1,960

Pro Forma Leverage Ratio (j)	4.22x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes $2 of expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)	Reflects costs mainly related to the Company’s participation in the EMI sales process, including the subsequent regulatory review.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended September 30, 2012. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost savings and synergies.
(g)	Reflects the principal balance of external debt at Acquisition Corp of $2.015 billion, as well as contractual obligations of deferred purchase price of approximately $6 million and contingent consideration related to acquisitions of approximately $11 million as of September 30, 2012.
(h)	Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA, as calculated under the Old Revolving Credit Facility, as of the twelve months ended September 30, 2012 after also giving pro forma effect to certain transactions and the change in consolidated EBITDA resulting therefrom as if they had occurred on the first day of the measurement period. The Old Revolving Credit Facility was replaced by the New Revolving Credit Facility in connection with the 2012 Refinancing. See footnotes (i) and (j) for a calculation of the leverage ratio under the New Revolving Credit Facility.
(i)

Reflects the principal balance of external debt at Acquisition Corp of $2.090 billion after giving pro forma effect for the 2012 Refinancing, as well as the assumed annualized daily average revolver borrowings of $3 million with respect to the $31 million of revolver borrowings outstanding at the close of the 2012 Refinancing, contractual obligations of deferred purchase price of approximately $6 million and contingent consideration related to acquisitions of approximately $11 million as of September 30, 2012, less cash and cash equivalents of $150 million. We repaid in full the $31 million of borrowings incurred under the New Revolving Credit Facility in connection with the 2012 Refinancing on December 3, 2012.

(j)	Reflects the ratio of Consolidated Funded Indebtedness (after giving pro forma effect for the 2012 Refinancing) to Consolidated EBITDA, as calculated under the New Revolving Credit Facility, as of the twelve months ended September 30, 2012 after also giving pro forma effect to certain transactions and the change in consolidated EBITDA resulting therefrom as if they had occurred on the first day of the measurement period. If the outstanding aggregate principal amount of borrowings under our New Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our New Revolving Facility is 6.00x as of the end of any fiscal quarter in fiscal 2013.

Summary

Management believes that funds generated from our operations and borrowings under our New Revolving Credit Agreement will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and the Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to repurchase our Holdings Notes, our Acquisition Corp. Unsecured WMG Notes or our Acquisition Corp. New Secured Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Holdings Notes, Acquisition Corp. Unsecured WMG Notes and/or our Acquisition Corp. New Secured Notes with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2012, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt (1)	Fiscal years Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
First Tranche of Old Secured Notes	$—	$—	$1,100	$—	$1,100
Interest on First Tranche of Old Secured Notes	104	209	74	—	387
Second Tranche of Old Secured Notes	—	—	150	—	150
Interest on Second Tranche of Old WMG Notes	14	29	10	—	53
Unsecured WMG Notes	—	—	—	765	765
Interest on Unsecured WMG Notes	88	176	176	88	528
Holdings Notes	—	—	—	150	150
Interest on Holdings Notes	21	41	41	41	144
Operating leases	49	80	50	25	204
Artist, songwriter and co-publisher commitments	232	—	—	—	232
Minimum funding commitments to investees and other obligations	1	3	—	—	4

Total firm commitments and outstanding debt	$509	$538	$1,601	$1,069	$3,717

(1)	Does not reflect the 2012 Refinancing.

The following is a description of our firmly committed contractual obligations at September 30, 2012:

•

Outstanding debt obligations consist of the First Tranche of Old Secured Notes, Second Tranche of Old Secured Notes, Unsecured WMG Notes and the Holdings Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2012. Amounts do not include any fair value adjustments, bond premiums or discounts. See Note 8 to the audited financial statements for a description of our financing arrangements.

•

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $20 million of total sublease income expected to be received under non-cancelable agreements. The future minimum payments reflect the amounts owed under our lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.

•

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Such commitments are payable principally over a ten-year period, and generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and co-publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent for the next 12 month period approximates $232 million at September 30, 2012. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

•	We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the fiscal year ended September 30, 2012, prior to intersegment elimination, approximately $1.686 billion, or 60%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., Germany, Japan, France and Italy, which use the British pound sterling, Japanese yen and euro as currencies, respectively. See Note 15 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

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

Interest Rate Risk

We have $2.206 billion debt outstanding at September 30, 2012. Based on the level of interest rates prevailing at September 30, 2012, the fair value of this fixed-rate debt was approximately $2.390 billion. Further, based on the amount of our fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $11 million and $9 million, respectively. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Business Combinations

We account for our business acquisitions under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combination (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

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

As of September 30, 2012, we had recorded goodwill in the amount of $1.380 billion, including $916 million and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2012 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2012 analysis ranged from 7% to 15% while the terminal growth rates used in the DCF analysis ranged from 1% to 2%. The percentage by which the fair value of each reporting unit exceeded the respective carrying value was as follows:

Reporting Unit	Percentage by which Fair Value Exceeded Carrying Value
U.S. Recorded Music	Greater than 10%
International Recorded Music	Greater than 15%
Publishing	Greater than 25%

If our assumptions or estimates in the fair value calculation change, we could incur impairment charges in future periods. For example, if the discount rates utilized in our fiscal 2012 annual impairment testing increased by approximately 100-200 basis points, the estimated fair values of our reporting units would have fallen below their carrying values.

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

See Note 6 to our audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2012 for a further discussion of our goodwill and other intangible assets.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $63 million and $40 million were established at September 30, 2012 and September 30, 2011, respectively. The ratio of our receivable allowances to gross accounts receivables was 14% at September 30, 2012 and 9% at September 30, 2011.

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

We had $258 million and $308 million of advances in our balance sheet at September 30, 2012 and September 30, 2011, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.

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

As discussed in Note 14 to our audited financial statements the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2012, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2011.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of September 30, 2012, the Company had outstanding hedge contracts for the sale of $349 million and the purchase of $21 million of foreign currencies at fixed rates. Subsequent to September 30, 2012, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2012, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $33 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WARNER MUSIC GROUP CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Audited Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	98

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	99

Consolidated Balance Sheets as of September 30, 2012 and September 30, 2011	100

Consolidated Statements of Operations for the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and fiscal year ended September 30, 2010 (Predecessor)	101

Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and fiscal year ended September 30, 2010 (Predecessor)	102

Consolidated Statements of Equity (Deficit) for the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and fiscal year ended September 30, 2010 (Predecessor)	103

Notes to Consolidated Audited Financial Statements	104

Quarterly Financial Information	136

Supplementary Information—Consolidating Financial Statements	138

Schedule II—Valuation and Qualifying Accounts	149

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. as of September 30, 2012 (Successor) and 2011 (Successor), and the related consolidated statements of operations, cash flows, and equity (deficit) for the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and the fiscal year ended September 30, 2010 (Predecessor). Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Music Group Corp. at September 30, 2012 (Successor) and 2011 (Successor), and the consolidated results of its operations and its cash flows for the year ended September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), the period from October 1, 2010 to July 19, 2011 (Predecessor), and the year ended September 30, 2010 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule II, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

December 13, 2012

Warner Music Group Corp.

Consolidated Balance Sheets

	Successor
	September 30, 2012	September 30, 2011
	(in millions)
Assets
Current assets:
Cash and equivalents	$302	$154
Accounts receivable, less allowances of $63 million and $40 million	398	385
Inventories	28	29
Royalty advances expected to be recouped within one year	116	135
Deferred tax assets	51	54
Other current assets	44	45

Total current assets	939	802
Royalty advances expected to be recouped after one year	142	173
Property, plant and equipment, net	152	182
Goodwill	1,380	1,372
Intangible assets subject to amortization, net	2,499	2,678
Intangible assets not subject to amortization	102	102
Other assets	64	71

Total assets	$5,278	$5,380

Liabilities and Equity
Current liabilities:
Accounts payable	$156	$165
Accrued royalties	997	974
Accrued liabilities	258	217
Accrued interest	89	55
Deferred revenue	101	101
Other current liabilities	5	10

Total current liabilities	1,606	1,522
Long-term debt	2,206	2,217
Deferred tax liabilities, net	375	411
Other noncurrent liabilities	147	148

Total liabilities	$4,334	$4,298

Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,129	1,129
Accumulated deficit	(143)	(31)
Accumulated other comprehensive loss, net	(59)	(33)

Total Warner Music Group Corp. equity	$927	$1,065
Noncontrolling interest	17	17

Total equity	944	1,082

Total liabilities and equity	$5,278	$5,380

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Successor		Predecessor
	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010
	(in millions, except per share data)
Revenues	$2,780	$556	$2,311	$2,988
Costs and expenses:
Cost of revenues	(1,459)	(288)	(1,261)	(1,584)
Selling, general and administrative expenses (a)	(1,019)	(186)	(831)	(1,095)
Merger transaction costs	—	(10)	(43)	—
Amortization of intangible assets	(193)	(38)	(178)	(219)

Total costs and expenses	(2,671)	(522)	(2,313)	(2,898)

Operating income (loss)	109	34	(2)	90
Interest expense, net	(225)	(62)	(151)	(190)
Other income (expense), net	8	—	5	(4)

Loss before income taxes	(108)	(28)	(148)	(104)
Income tax expense	(1)	(3)	(27)	(41)

Net loss	(109)	(31)	(175)	(145)
Less: (income) loss attributable to noncontrolling interests	(3)	—	1	2

Net loss attributable to Warner Music Group Corp.	$(112)	$(31)	$(174)	$(143)

Net loss per common share attributable to Warner Music Group Corp.:
Earnings per share:
Basic			$(1.15)	$(0.96)

Diluted			$(1.15)	$(0.96)

Weighted average common shares:
Basic			150.9	149.7

Diluted			150.9	149.7

(a) Includes depreciation expense of:	$(51)	$(9)	$(33)	$(39)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Successor		Predecessor
	Fiscal Year Ended September 30, 2012	From July 20, 2011 Through September 30, 2011	From October 1, 2010 Through July 19, 2011	Fiscal Year Ended September 30, 2010
			(in millions)
Cash flows from operating activities
Net loss	$(109)	$(31)	$(175)	$(145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	244	47	211	258
Deferred taxes	(26)	(2)	(15)	—
Non-cash interest (income) expense	(2)	2	9	20
Non-cash, share-based compensation expense	—	—	24	10
Other non-cash adjustments	(2)	—	(2)	1
Changes in operating assets and liabilities:
Accounts receivable	(16)	(68)	119	118
Inventories	1	(2)	10	8
Royalty advances	47	26	(16)	16
Accounts payable and accrued liabilities	39	29	(147)	(2)
Royalty payables	22	(73)	4	(139)
Accrued interest	34	30	(34)	2
Other current balance sheet changes	(7)	8	13	(30)
Other noncurrent balance sheet changes	(16)	(30)	11	33

Net cash provided by (used in) operating activities	209	(64)	12	150

Cash flows from investing activities
Purchase of Predecessor	—	(1,278)	—	—
Capital expenditures	(32)	(11)	(37)	(51)
Acquisition of publishing rights	(32)	(3)	(59)	(36)
Investments and acquisitions of businesses, net of cash acquired	(8)	—	(59)	(7)
Proceeds from the sale of investments	—	—	—	9
Proceeds from sale of music catalog	2	—	—	—
Proceeds from the sale of building	12	—	—	—

Net cash used in investing activities	(58)	(1,292)	(155)	(85)

Cash flows from financing activities
Capital Contribution from Parent	—	1,099	—	—
Proceeds from issuance of Acquisition Corp. Senior Secured Notes	—	157	—	—
Proceeds from issuance of Acquisition Corp. Senior Unsecured Notes	—	747	—	—
Proceeds from issuance of Holdings Corp. Senior Notes	—	150	—	—
Repayment of Acquisition Corp. Senior Subordinated Notes	—	(626)	—	—
Repayment of Holdings Senior Discount Notes	—	(258)	—	—
Financing costs paid	—	(70)	—	—
Proceeds from the exercise of stock options	—	—	6	—
Distributions to noncontrolling interest holders	(3)	—	(1)	(3)

Net cash (used in) provided by financing activities	(3)	1,199	5	(3)

Effect of foreign currency exchange rate changes on cash	—	(8)	18	(7)

Net increase (decrease) in cash and equivalents	148	(165)	(120)	55
Cash and equivalents at beginning of period	154	319	439	384

Cash and equivalents at end of period	$302	$154	$319	$439

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Warner Music Group Corp. Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Value
	(in millions, except number of common shares)
Predecessor Balance at September 30, 2009	154,590,926	$0.001	$601	$(786)	$42	$(143)	$59	$(84)
Comprehensive loss, net of tax:
Net loss	—	—	—	(143)	—	(143)	(2)	(145)
Foreign currency translation adjustment	—	—	—	—	18	18	—	18
Minimum pension liability	—	—	—	—	(5)	(5)	—	(5)
Deferred losses on derivative financial instruments	—	—	—	—	(2)	(2)	—	(2)

Total comprehensive loss						(132)	(2)	(134)
Noncontrolling interests						—	(3)	(3)
Stock based compensation	28,934	0.001	10	—	—	10	—	10
Exercises of stock options	330,916	—	—	—	—	—	—	—

Predecessor Balance at September 30, 2010	154,950,776	0.001	611	(929)	53	(265)	54	(211)
Comprehensive loss, net of tax:
Net loss	—	—	—	(174)	—	(174)	(1)	(175)
Foreign currency translation adjustment	—	—	—	—	9	9	—	9
Minimum pension liability	—	—	—	—	—	—	—	—
Deferred gains on derivative financial instruments	—	—	—	—	2	2	—	2

Total comprehensive loss						(163)	(1)	(164)
Noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Stock based compensation	(7,731,089)	0.001	24	—	—	24	—	24
Exercises of stock options	1,688,541	—	6	—	—	6	—	6

Predecessor Balance at July 19, 2011	148,908,228	$0.001	$641	$(1,103)	$64	$(398)	$49	$(349)

Successor:
Initial investment by Parent	1,000	$0.001	$1,129	$—	$—	$1,129	$—	$1,129
Noncontrolling interests						—	17	17
Comprehensive loss, net of tax:
Net loss	—	—	—	(31)	—	(31)	—	(31)
Foreign currency translation adjustment	—	—	—	—	(35)	(35)	—	(35)
Minimum pension liability	—	—	—	—	1	1	—	1
Deferred gains on derivative financial instruments	—	—	—	—	1	1	—	1

Total comprehensive loss						(64)	—	(64)

Successor Balance at September 30, 2011	1,000	$0.001	$1,129	$(31)	$(33)	$1,065	$17	$1,082

Comprehensive loss, net of tax:
Net loss	—	—	—	(112)	—	(112)	3	(109)
Foreign currency translation adjustment	—	—	—	—	(19)	(19)	—	(19)
Minimum pension liability	—	—	—	—	(7)	(7)	—	(7)
Deferred losses on derivative financial instruments	—	—	—	—	—	—	—	—

Total comprehensive loss						(138)	3	(135)
Noncontrolling interest	—	—	—	—	—	—	(3)	(3)

Successor Balance at September 30, 2012	1,000	$0.001	$1,129	$(143)	$(59)	$927	$17	$944

See accompanying notes

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

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC, a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”).

On the Merger Closing Date, in connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by the Company or its wholly owned subsidiaries, or by Parent and its affiliates, or by any stockholders who were entitled to and who properly exercised appraisal rights under Delaware law, and shares of unvested restricted stock granted under the Company’s equity plan) was cancelled and converted automatically into the right to receive $8.25 in cash, without interest and less applicable withholding taxes (collectively, the “Merger Consideration”).

On the Merger Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the Securities and Exchange Commission (“SEC”) an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011 the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. The Company has continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing the Company’s outstanding indebtedness. Additionally, the Company filed two exchange offer registration statements with the SEC in connection with the registration of its guarantee of the 11.5% Senior Unsecured Notes due 2018 issued by Acquisition Corp. and the 13.75% Senior Notes due 2019 issued by Holdings, both of which became effective on March 16, 2012. As a result, the Company is currently required to file periodic reports pursuant to Section 15(d) of the Exchange Act. The Company has included condensed consolidating financial information as Supplementary Information as a condition to omitting separate financial statements for Acquisition Corp. and Holdings under Section 15(d) of the Exchange Act as permitted by Rule 3-10 of Regulation S-X.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

The Company is also diversifying its revenues beyond its traditional businesses by entering into artist services and expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company has built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. In July 2012, the Company announced that Warner/Chappell had acquired the master and publishing rights with respect to film music owned by Miramax Films, which contains the film scores and certain masters from numerous critically acclaimed films. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

2. Basis of Presentation

Basis of Consolidation

The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest entities required to be consolidated in accordance with U.S. GAAP. All inter-company balances and transactions have been eliminated. Certain reclassifications have been made to the prior fiscal years’ consolidated financial statements to conform with the current fiscal-year presentation.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2012 ended on September 28, 2012, the twelve months ended September 30, 2011 ended on September 30, 2011, and the fiscal year 2010 ended on September 24, 2010. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that other than described in Note 18, no additional disclosures are necessary.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Combinations

The Company accounts for its business acquisitions under the FASB ASC Topic 805, Business Combination (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.

Sales Returns and Allowance for Doubtful Accounts

Management’s estimate of physical recorded music products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and operating income. In estimating physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, and changes in customer demand. Based on this information, management reserves a percentage of any physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.

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

Concentration of Credit Risk

The Company has ten significant Recorded Music customers that individually represent less than 10% of the Company’s consolidated gross accounts receivable, and approximately 33% in the aggregate. Based on a history of cash collection, the Company does not believe there is any significant collection risk from such customers.

In the Music Publishing business, the Company collects a significant portion of its royalties from copyright collection societies around the world. Collection societies and associations generally are not-for-profit organizations that represent composers, songwriters and music publishers. These organizations seek to protect the rights of their members by licensing, collecting license fees and distributing royalties for the use of the members’ works. Accordingly, the Company does not believe there is any significant collection risk from such societies.

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

Property, Plant and Equipment

Property, plant and equipment existing at the date of the Merger are recorded at fair value. All subsequent additions are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to seven years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over the life of the lease or estimated useful lives of the improvements, whichever period is shorter.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF analysis. Common among such an approach is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including finite lived intangibles, property, plant and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include interest-rate swap and foreign exchange contracts. The following summary sets forth the components of other comprehensive income (loss), net of related taxes, which have been accumulated in equity (deficit) since September 30, 2009 (Predecessor):

	Foreign Currency Translation Gain (Loss)	Minimum Pension Liability Adjustment	Derivative Financial Instruments Gain (Loss)	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Predecessor Balance at September 30, 2009	$40	$2	$—	$42
Activity through September 30, 2010	18	(5)	(2)	11

Predecessor Balance at September 30, 2010	$58	$(3)	$(2)	$53

Activity through July 19, 2011	9	—	2	11

Predecessor Balance at July 19, 2011	$67	$(3)	$—	$64

Successor activity from July 20, 2011 through September 30, 2011	(35)	1	1	(33)

Successor Balance at September 30, 2011	$(35)	$1	$1	$(33)

Activity through September 30, 2012	(19)	(7)	—	(26)

Successor Balance at September 30, 2012	$(54)	$(6)	$1	$(59)

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

The Company’s decision to capitalize an advance to a recording artist or songwriter as an asset requires significant judgment as to the recoverability of the advance. The recoverability is assessed upon initial commitment of the advance based upon the Company’s forecast of anticipated revenue from the sale of future and existing albums or songs. In determining whether the advance is recoverable, the Company evaluates the current and past popularity of the recording artist or songwriter, the sales history of the recording artist or songwriter, the initial or expected commercial acceptability of the product, the current and past popularity of the genre of music that the product is designed to appeal to, and other relevant factors. Based upon this information, the Company expenses the portion of any advance that it believes is not recoverable. In most cases, advances to recording artists or songwriters without a history of success and evidence of current or past popularity will be expensed immediately. Significant advances are individually assessed for recoverability continuously and at minimum on a quarterly basis. As part of the ongoing assessment of recoverability, the Company monitors the projection of future sales based on the current environment, the recording artist’s or songwriter’s ability to meet their contractual obligations as well as the Company’s intent to support future album releases or songs from the recording artist or songwriter. To the extent that a portion of an outstanding advance is no longer deemed recoverable, that amount will be expensed in the period the determination is made.

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $67 million, $11 million, $77 million, and $106 million for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor), respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

Shipping and Handling

The costs associated with shipping goods to customers are recorded as cost of revenues. Shipping and handling charges billed to customers are included in revenues.

Share-Based Compensation – Predecessor

Predecessor accounted for share based payments as required by FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense based on their fair value. Under this fair value recognition provision of ASC 718, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. The Company had applied the modified prospective method and expensed deferred share-based compensation on an accelerated basis over the vesting period of the share-based payment award. Expected forfeitures were included in determining share-based compensation expense.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. Significant judgment is required in assessing and estimating the tax consequences of these transactions. The Company prepares and files tax returns based on its interpretation of tax laws and regulations. In the normal course of business, the Company’s tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. In determining the Company’s tax provision for financial reporting purposes, the Company establishes a reserve for uncertain tax positions unless such positions are determined to be more likely than not of being sustained upon examination based on their technical merits. There is considerable judgment involved in determining whether positions taken on the Company’s tax returns are more likely than not of being sustained.

New Accounting Pronouncements

During the second quarter of fiscal 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial statements.

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

4. Merger

As further described in Note 1, as a result of the Merger, effective as of July 20, 2011, the Company was acquired by Parent. Merger transaction costs of approximately $53 million were expensed as follows: $10 million and $43 million from July 20, 2011 to September 30, 2011 (Successor) and from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

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

The table below presents the consideration transferred and the fair value of the assets and liabilities acquired as a result of the Merger.

Cash paid to acquire outstanding WMG shares	$1,228
Cash paid to settle equity awards	50

Total cash consideration	1,278
Less: Cash paid by WMG	(179)

Net Investment	1,099
WMG shares previously held by Parent	30

Total consideration	$1,129

Fair Value of assets acquired and liabilities assumed:
Cash	$140
Accounts receivable	331
Inventory	28
Artist advances	341
Property, plant and equipment	182
Intangible assets	2,879
Other assets	117
Current liabilities	(1,544)
Deferred income tax liabilities	(363)
Deferred revenue	(115)
Other noncurrent liabilities	(173)
Debt	(2,049)
Noncontrolling interests	(17)

Fair value of net assets acquired	(243)
Goodwill recorded	1,372

Total consideration allocated	$1,129

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Goodwill is calculated as the excess of the consideration paid over the net assets recognized. The goodwill recorded as part of the Merger primarily reflects the expected value to be generated from the continued transition of the music industry and the expected resulting cost savings, as well as any intangible assets that do not qualify for separate recognition. Goodwill has been allocated to reportable segments as follows: Recorded Music $908 million and Music Publishing $464 million.

The components of the intangible assets identified in the table above and the related useful lives, segregated by our reportable segments, are as follows:

	Value	Useful Life
Recorded Music
Trademarks/trade names	$51	Indefinite
Trademarks/trade names	7	7 years
Catalog	560	5-11 years
Artist contracts	520	8-12 years
Music Publishing
Trademarks/trade names	$51	Indefinite
Copyrights	1,530	28 years
Songwriter contracts	160	29 years

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor September 30, 2012	Successor September 30, 2011
	(in millions)
Land	$9	$12
Buildings and improvements	47	52
Furniture and fixtures	12	12
Computer hardware and software	134	79
Construction in progress	1	35
Machinery and equipment	9	1

	212	191
Less accumulated depreciation	(60)	(9)

	$152	$182

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the years ended September 30, 2012 and 2011:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2010 (Predecessor)	$463	$594	$1,057
Acquisitions	16	7	23
Dispositions	—	—	—
Other adjustments	10	—	10

Balance at July 19, 2011 (Predecessor)	$489	$601	$1,090

Goodwill assigned in purchase price accounting	$908	$464	$1,372
Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	—	—	—

Balance at September 30, 2011 (Successor)	$908	$464	$1,372

Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	8	—	8

Balance at September 30, 2012 (Successor)	$916	$464	$1,380

The increase in goodwill during the period ended July 19, 2011 primarily include the following: (a) $10 million contingent consideration paid in relation to the acquisition of a touring company that occurred in fiscal year 2008 under the previous business combination rules, (b) $7 million established in connection with the acquisition of a production music company, (c) $2 million related to the acquisition of an event production/management company and (d) $2 million related to additional goodwill for the purchase of an artist management company. The other adjustments to goodwill during the period ended July 19, 2011 represent foreign currency translation adjustments.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The results of the tests were that no impairment occurred.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Other Intangible Assets

Other intangible assets consist of the following:

	Successor September 30, 2012	Successor September 30, 2011
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$547	$551
Music publishing copyrights	1,508	1,486
Artist and songwriter contracts	667	672
Trademarks	7	7

	2,729	2,716
Accumulated amortization	(230)	(38)

Total net intangible assets subject to amortization	2,499	2,678
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,601	$2,780

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2012, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ending September 30,
(in millions)
2013	$191
2014	191
2015	191
2016	181
2017	141
Thereafter	1,604

$2,499

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Merger effective as of July 20, 2011.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

7. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	Successor September 30, 2012	Successor September 30, 2011
	(in millions)
Deferred income	$4	$4
Accrued compensation and benefits	48	38
Unfavorable and other contractual obligations	59	77
Other	36	29

	$147	$148

8. Debt

Debt Capitalization

Long-term debt consisted of the following:

	Successor September 30, 2012	Successor September 30, 2011
	(in millions)
Revolving Credit Facility (a)	$—	$—
9.5% Senior Secured Notes due 2016—Acquisition Corp (b)	1,151	1,162
9.5% Senior Secured Notes due 2016—Acquisition Corp (c)	156	157
11.5% Senior Notes due 2018—Acquisition Corp (d)	749	748
13.75% Senior Notes due 2019—Holdings	150	150

Total long term debt	$2,206	$2,217

(a)	Reflects $60 million of commitments under the Old Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2012, which was replaced by the New Revolving Credit Facility. There were no loans outstanding under the Old Revolving Credit Facility as of September 30, 2012.
(b)	Face amount of $1.1 billion plus unamortized premium of $51 million at September 30, 2012 and $62 million at September 30, 2011. These notes were refinanced in connection with the 2012 Refinancing.
(c)	Face amount of $150 million plus unamortized premium of $6 million at September 30, 2012 and $7 million at September 30, 2011. These notes were refinanced in connection with the 2012 Refinancing.
(d)	Face amount of $765 million less unamortized discount of $16 million at September 30, 2012 and $17 million at September 30, 2011.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

See also “Financial Condition and Liquidity” for a further discussion of long-term debt.

Maturities

As of September 30, 2012, there are no scheduled maturities of long-term debt until 2016 ($1.250 billion). Thereafter, $915 million is scheduled to mature.

Interest Expense

Total interest expense, net was $225 million, $62 million, $151 million, and $190 million for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor), respectively. The weighted-average interest rate of the Company’s total debt was 10.5% for both the fiscal year ended September 30, 2012 (Successor) and for the period from July 20, 2011 to September 30, 2011 (Successor), and 8.89% for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor).

Subsequent Event

On November 1, 2012, the Company completed a refinancing of part of its outstanding debt (the “2012 Refinancing”). As a result, the Company’s long-term debt following the 2012 Refinancing differs from the amounts as of September 30, 2012. See Note 18, Subsequent Events.

9. Income Taxes

For the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor) and the period from October 1, 2010 through July 19, 2011 (Predecessor) and for fiscal year ended September 30, 2010 (Predecessor), the domestic and foreign pretax (loss) income from continuing operations is as follows:

	Successor		Predecessor
	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010
	(in millions)
Domestic	$(84)	$(24)	$(129)	$(109)
Foreign	(24)	(4)	(19)	5

Total	$(108)	$(28)	$(148)	$(104)

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Current and deferred income taxes (tax benefits) provided are as follows:

	Successor		Predecessor
	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010
	(in millions)
Federal:
Current	$—	$—	$—	$1
Deferred	(8)	1	(5)	4
Foreign :
Current (a)	24	5	40	31
Deferred	(18)	(3)	(10)	—
U.S. State:
Current	3	—	2	5
Deferred	—	—	—	—

Total	$1	$3	$27	$41

(a)	Includes cash withholding taxes of $8 million, $3 million, $9 million, and $12 million for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor), respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Successor		Predecessor
	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Fiscal Year Ended September 30, 2010
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(37)	$(10)	$(52)	$(36)
U.S. state and local taxes	3	—	2	5
Foreign income taxed at different rates, including withholding taxes	7	3	18	19
Loss without benefit / (release of valuation allowance), net	27	6	44	53
Nondeductible transaction costs	—	4	13	—
Other	1	—	2	—

Total income tax expense	$1	$3	$27	$41

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

For the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor), for the period from October 1, 2010 through July 19, 2011 (Predecessor) and the fiscal year ended September 30, 2010 (Predecessor), the Company incurred losses in the U.S. and certain foreign territories and have offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at September 30, 2012 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below:

	Successor September 30, 2012	Successor September 30, 2011
	(in millions)
Deferred tax assets:
Allowances and reserves	$39	$41
Employee benefits and compensation	38	17
Other accruals	48	57
Depreciation, amortization and artist advances	—	—
Long-term debt	42	52
Tax attribute carry forwards	418	374
Other	1	2

Total deferred tax assets	586	543
Valuation allowance	(244)	(190)

Net deferred tax assets	342	353

Deferred tax liabilities:
Depreciation, amortization and artist advances	(16)	(19)
Intangible assets	(650)	(691)

Total deferred tax liabilities	(666)	(710)

Net deferred tax liabilities	$(324)	$(357)

At September 30, 2012 (Successor), the Company has U.S. federal tax net operating loss carry-forwards of $430 million, which will begin to expire in fiscal year 2024. Tax net operating loss carry forwards in state, local and foreign jurisdictions expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $153 million, which will begin to expire in 2014.

U.S. income and foreign withholding taxes have not been recorded on permanently reinvested earnings of certain foreign subsidiaries of approximately $111 million at September 30, 2012 (Successor). As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of the September 30, 2012 (Successor) and September 30, 2011 (Successor), the Company had accrued $3 million and $2 million of interest and penalties, respectively.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows:

Balance at September 30, 2009 (Predecessor)	$7
Additions for current year tax positions	1
Additions for prior year tax positions	2

Balance at September 30, 2010 (Predecessor)	10
Additions for current year tax positions	1
Additions for prior year tax positions	18
Subtractions for prior year tax positions	(18)

Balance at July 19, 2011 (Predecessor)	11

Unrecognized tax benefits assigned in purchase price accounting	11
Additions for current year tax positions	—
Additions for prior year tax positions	—

Balance at September 30, 2011 (Successor)	11

Additions for current year tax positions	4
Additions for prior year tax positions	—
Subtractions for prior year tax positions	(1)

Balance at September 30, 2012 (Successor)	$14

Included in the total unrecognized tax benefits at September 30, 2012 (Successor) and 2011 (Successor) are $14 million and $11 million, respectively, that if recognized, would favorably affect the effective income tax rate. The Company expects $6 million of the total reserve for uncertain tax positions to be paid within the next twelve months, however, events may occur that could cause the Company’s current expectations to change in the future.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. and the U.K. for the tax years ending through September 30, 2008, and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in all other foreign jurisdiction.

10. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $65 million and $51 million as of September 30, 2012 (Successor) and 2011 (Successor), respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $46 million and $36 million recorded in its balance sheets as of September 30, 2012 and 2011, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor), for the period from October 1, 2010 through July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor), pension expense amounted to $4 million, $1 million, $3 million, and $3 million, respectively.

Certain employees also participate in pre-tax defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Company’s defined contribution plan expense amounted to approximately $4 million for the fiscal year ended September 30, 2012 (Successor), $1 million for the period from July 20, 2011 through September 30, 2011 (Successor), $3 million for the period from October 1, 2010 through July 19, 2011 (Predecessor) and $4 million and the fiscal year ended September 30, 2010 (Predecessor).

11. Share-Based Compensation Plans

In connection with the Merger, the vesting of all outstanding unvested Predecessor options and certain unvested restricted stock awards was accelerated immediately prior to closing. To the extent that such stock options had an exercise price less than $8.25 per share, the holders of such stock options were paid an amount in cash equal to $8.25 less the exercise price of the stock option and any applicable withholding. In addition, all outstanding restricted stock awards either became fully vested or were forfeited immediately prior to the closing; the awards that fully vested were treated as a share of our common stock for all purposes under the Merger. As a result of the acceleration, Predecessor recorded an additional $14 million in share-based compensation expense for the period from October 1, 2010 to July 19, 2011 included within general and administrative expense.

Prior to the Merger, Predecessor modified certain restricted stock award agreements which resulted in incremental share-based compensation expense of $3 million recorded within general and administrative expense for the period from October 1, 2010 to July 19, 2011 (Predecessor).

In total, the Company recognized non-cash compensation expense related to its stock-based compensation plans of $24 million, $10 million for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor), respectively.

12. Related Party Transactions

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee initially equal to the greater of $6 million or 1.5% of EBITDA, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. The Company recorded expense of $8 million for the fiscal year ended September 30, 2012 (Successor) and $1 million for the period from July 20, 2011 to September 30, 2011 (Successor) related to this fee, and such amounts have been included as a component of selling, general and administrative expense in the accompanying statement of operations.

Sublease Arrangement with Related Party

The Company entered into an agreement on September 27, 2011 with Access Industries (UK) Limited (“Access UK”), an affiliate of Access, to sublease certain office space from one of the Company’s subsidiaries. In connection with the agreement, the Company will receive less than $0.3 million per year. For the fiscal year ended September 30, 2012 (Successor) and for the period from July 20, 2011 through September 30, 2011 (Successor), an immaterial amount was recorded as a reduction of rent expense in the accompanying statement of operations.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Distribution Arrangements with Related Parties

In the normal course of business the Company enters into arrangements to distribute the products of third parties. In addition, the Company enters into joint ventures, and the Company distributes the products of certain companies that are its joint venture partners. During the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2012 (Successor), for the period from October 1, 2010 through July 19, 2011 (Predecessor), and for fiscal year ended September 30, 2010 (Predecessor), the Company recorded operating income of $1 million, $1 million, $1 million, and $2 million, respectively, in the statement of operations related to these arrangements. Such distribution arrangements are negotiated on an arm’s-length basis and reflect market rates.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently the Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company has recorded a $6 million liability as of September 30, 2012 (Successor) based on the fair value of the expected earn-out payments. No earn-out payment was triggered in Fiscal 2012. The Company is also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $0.8 million, of which approximately $375,000 has been paid.

13. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under many operating leases. Net rent expense was approximately $48 million, $8 million, $33 million, and $40 million for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor), for the period from October 1, 2010 through July 19, 2011 (Predecessor) and for fiscal year ended September 30, 2010 (Predecessor), respectively.

At September 30, 2012 (Successor), future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

(in millions)
2013	46
2014	43
2015	30
2016	24
2017	20
Thereafter	21

Total	$184

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Such commitments are payable principally over a ten-year period, and generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and co-publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent for the next 12 month period approximated $232 million and $239 million as of September 30, 2012 and 2011, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $4 million at September 30, 2012 and 2011.

Litigation

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served the Company with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including the Company. However, on January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the Supreme Court denied the defendants’ petition for Certiorari.

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against the Company in Federal Court in the Northern District of California between February 2, 2012 and March 10, 2012. The lawsuits, which were brought by various recording artists, all allege that the Company has improperly calculated the royalties due them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies. Here too, plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the Court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until February 28, 2013 to allow for mediation of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

Final Settlement of Class Actions Related to the Merger

On August 23, 2012, the Company received formal approval from the Supreme Court for the State of New York of the previously disclosed settlement of the claims filed against, inter alia, the Company and its directors in 2011 on behalf of a class of the Company’s shareholders in the action entitled Cournoyer v. Warner Music Group Corp. et al., Index No. 651367/2011 (the “Cournoyer Action”). The Cournoyer Action, as well as two related actions, Barbara A. Varipapa v. Warner Music Group Corp., et al. (the “Varipapa Action”) and Vikas Dahivadkar v. Warner Music Group Corp., et al. (the “Dahivadkar Action”), were brought in connection with the Merger.

The settlement did not involve any monetary payment to the class of shareholders. Instead, the Company agreed to publicly disclose additional information about the Merger in a filing that it made with the SEC on June 13, 2011 and pay $500,000 for plaintiffs’ counsel fees, which the Company paid on September 5, 2012, and the Company received dismissals of all actions. The final judgment in New York disposed of both the Cournoyer and Dahivadkar cases, and the Delaware court separately dismissed the Varipapa Action.

Other Matters

In addition to the matters discussed above, the Company is involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending proceedings is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) uncertain damage theories and demands; (2) a less than complete factual record; (3) uncertainty concerning legal theories and their resolution by courts or regulators; and (4) the unpredictable nature of the opposing party and its demands. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, we continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on us, including our brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on our results of operations for a given reporting period.

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

Interest Rate Risk Management

The Company has $2.206 billion of debt outstanding at September 30, 2012 (Successor). Based on the level of interest rates prevailing at September 30, 2012 (Successor), the fair value of this fixed-rate debt was approximately $2.390 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $11 million and $9 million, respectively. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

As of September 30, 2012, the Company had outstanding hedge contracts for the sale of $349 million and the purchase of $21 million of foreign currencies at fixed rates. As of September 30, 2012, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging. As of September 30, 2011, the Company had outstanding hedge contracts for the sale of $211 million and the purchase of $37 million of foreign currencies at fixed rates. As of September 30, 2011, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging.

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included elsewhere herein. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2012 (Successor)
Revenues	$2,275	$524	$(19)	$2,780
OIBDA	283	152	(82)	353
Depreciation of property, plant and equipment	(31)	(6)	(14)	(51)
Amortization of intangible assets	(132)	(61)	—	(193)

Operating income (loss)	120	85	(96)	109
Total assets	2,343	2,436	499	5,278
Capital expenditures	12	2	18	32
From July 20, 2011 through September 30, 2011 (Successor)
Revenues	$456	$104	$(4)	$556
OIBDA	48	51	(18)	81
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(26)	(11)	(1)	(38)

Operating income (loss)	17	39	(22)	34
Total assets	2,441	2,388	551	5,380
Capital expenditures	10	1	—	11
From October 1, 2010 through July 19, 2011 (Predecessor)
Revenues	$1,886	$440	$(15)	2,311
OIBDA	234	96	(121)	209
Depreciation of property, plant and equipment	(21)	(3)	(9)	(33)
Amortization of intangible assets	(120)	(59)	1	(178)

Operating income (loss)	93	34	(129)	(2)
Capital expenditures	33	3	1	37
2010 (Predecessor)
Revenues	$2,459	$556	$(27)	$2,988
OIBDA	279	157	(88)	348
Depreciation of property, plant and equipment	(25)	(4)	(10)	(39)
Amortization of intangible assets	(152)	(67)	—	(219)

Operating income (loss)	102	86	(98)	90
Capital expenditures	37	3	11	51

Revenues relating to operations in different geographical areas are set forth below for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor) and for the fiscal year ended September 30, 2010 (Predecessor). Total assets relating to operations in different geographical areas are set forth below as of September 30, 2012 (Successor) and September 30, 2011 (Successor).

	Successor				Predecessor
	2012		2011		2011	2010
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Revenue
	(in millions)
United States	$1,113	$2,739	$215	$3,154	$936	$1,257
United Kingdom	342	245	78	252	293	393
All other territories	1,325	1,355	263	1,172	1,082	1,338

Total	$2,780	$4,339	$556	$4,578	$2,311	$2,988

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Customer Concentration

In the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor), the period from October 1, 2010 through July 19, 2011 (Predecessor) and for fiscal year ended September 30, 2010 (Predecessor), one customer represented 19%, 9%, 9%, and 12% of total revenues, respectively. This customer’s revenues are included in the Recorded Music segment.

16. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $193 million, $34 million, $176 million, and $169 million, during the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor), the period from October 1, 2010 through July 19, 2011 (Predecessor), and for fiscal year ended September 30, 2010 (Predecessor), respectively. The Company paid approximately $42 million, $9 million, $19 million and $29 million of foreign income and withholding taxes, net of refunds, for the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor), the period from October 1, 2010 through July 19, 2011 (Predecessor), and for fiscal year ended September 30, 2010 (Predecessor), respectively. The $42 million of cash tax payments during the fiscal year ended September 30, 2012 (Successor) includes a $15 million payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner Inc. under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2012 (Successor) and September 31, 2011(Successor). Balances in Other Non-Current Liabilities represent purchase obligations and contingent consideration related to our various acquisitions. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other income, net in the statement of operations.

	Fair Value Measurements as of September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(5)	$—	$(5)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(11)	$(11)

	Fair Value Measurements as of September 30, 2011
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$9	$—	$9
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(3)	$—	$(3)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of our various acquisitions and the expected timing of the payment. The decrease represents payments for contingent consideration on a previous acquisition.

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2012, the fair value of the Company’s debt was $2.390 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

18. Subsequent Events

On November 1, 2012, the Company completed the 2012 Refinancing. In connection with the 2012 Refinancing, the Company issued new senior secured notes consisting of $500 million aggregate principal amount of notes and €175 million aggregate principal amount of notes (the “New Secured Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “New Revolving Credit Facility” and, together with Term Loan Facility, the “New Senior Credit Facilities”). The proceeds from the 2012 Refinancing, together with $101 million of the Company’s available cash, were used to pay the total consideration due in connection with the tender offers for all of the Company’s previously outstanding $1.250 billion 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining notes not tendered in the tender offers. The Company also retired its existing $60 million Revolving Credit Facility in connection with the 2012 Refinancing, replacing it with the New Revolving Credit Facility. As a result of the 2012 Refinancing, the Company’s annual cash paid for interest will decrease. In addition, as part of the 2012 Refinancing, we commenced consent solicitations relating to our outstanding unsecured notes. On October 29, 2012, valid consents from unaffiliated holders of a majority in aggregate principal amount of the outstanding notes were received and we executed supplemental indentures to effect amendments to the related indentures to increase our capacity to incur senior secured indebtedness.

In connection with the 2012 Refinancing, the Company made a redemption payment of $1.377 billion, which included the repayment of the Company’s previously outstanding $1.250 billion Old Secured Notes, tender/call premiums of $93 million and consent fees of approximately $34 million. The Company also paid approximately $45 million in accrued interest through the closing date.

The Company recorded a loss on extinguishment of debt of approximately $83 million in the first quarter of Fiscal 2013, which represents the difference between the redemption payment and the carrying value of the debt, which included the principal value of $1.250 billion, plus unamortized premiums of $55 million, less unamortized debt issuance costs of $11 million related to the Old Secured Notes.

Had the consummation of the 2012 Refinancing occurred on September 30, 2012, the Company’s total consolidated indebtedness as of September 30, 2012 would have been (in millions) (unaudited):

Revolving Credit Facility—Acquisition Corp. (a)	$31
Term Loan Facility due 2018—Acquisition Corp. (b)	594
6.0% Senior Secured Notes due 2021—Acquisition Corp.	500
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	225
11.5% Senior Unsecured Notes due 2018—Acquisition Corp. (d)	749
13.75% Senior Notes due 2019—Holdings	150

Total long term debt	$2,249

(a)	Reflects $150 million of commitments under the New Revolving Credit Facility of which $31 million was drawn at closing of the 2012 Refinancing, less letters of credit outstanding of approximately $1 million at closing of the 2012 Refinancing. We repaid in full the $31 million of borrowings incurred under the New Revolving Credit Facility in connection with the 2012 Refinancing on December 3, 2012.
(b)	Face amount of $600 million less unamortized discount of $6 million.
(c)	Face amount of €175 million. Amount above represents the dollar equivalent of such notes as of September 30, 2012.
(d)	Face amount of $765 million less unamortized discount of $16 million.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

New Debt

The following is a description of our New Revolving Credit Facility, Term Loan Facility and New Secured Notes which are now outstanding following completion of the 2012 Refinancing.

New Revolving Credit Facility

On November 1, 2012 (the “2012 Refinancing Closing Date”), Acquisition Corp. entered into a credit agreement (the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “New Revolving Credit Facility”).

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the New Revolving Credit Facility. The New Revolving Credit Facility provides for a revolving credit facility in the amount of up to $150,000,000 (the “Commitments”) and includes a $50,000,000 letter of credit sub-facility. Amounts are available under the New Revolving Credit Facility in U.S. dollars, euros or pounds Sterling. The New Revolving Credit Facility permits loans for general corporate purposes. The New Revolving Credit Facility may also be utilized to issue letters of credit on or after the 2012 Refinancing Closing Date. The final maturity of the New Revolving Credit Facility will be five years from the 2012 Refinancing Closing Date.

The loans under the New Revolving Credit Facility bear interest at Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the currency in which the applicable borrowing is denominated in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR Rate”), plus 3.50% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Revolving LIBOR Rate plus 1.0% per annum, plus, in each case, 2.50% per annum.

If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The New Revolving Credit Facility bears a facility fee equal to 0.50%, payable quarterly in arrears, based on the daily commitments during the preceding quarter. The New Revolving Credit Facility bears customary letter of credit fees. The Revolving Borrower is also required to pay certain upfront fees to lenders and agency fees to the agent under the New Revolving Credit Facility, in the amounts and at the times agreed between the relevant parties.

Term Loan Facility

Acquisition Corp. is the borrower (the “Term Loan Borrower”) under the Term Loan Facility. The Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $600 million. The Term Loan Facility also permits the Term Loan Borrower to add one or more incremental term loan facilities of up to $300 million plus a certain amount depending on a senior secured indebtedness to EBITDA ratio included in the Term Loan Facility (subject to the conditions set forth therein). The Term Loan Facility will mature on November 1, 2018.

The loans under the Term Loan Agreement bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR Rate”), plus 4.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Term Loan LIBOR Rate plus 1.0% per annum, plus, in each case, 3.00% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.25%.

If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan. Customary fees will be payable in respect of the Term Loan Credit Facility.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Scheduled Amortization

The Term Loans under the Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 5.00% of the original principal amount of the Term Loan Facility with the balance payable on maturity date of the Term Loans; provided further that the individual applicable lenders may agree to extend the maturity of their Term Loans upon the Term Loan Borrower’s request and without the consent of any other applicable lender.

New Secured Notes

On the 2012 Refinancing Closing Date, the Issuer issued (i) $500 million in aggregate principal amount of its 6.000% Senior Secured Notes due 2021 (the “Dollar Notes”) and (ii) €175 million in aggregate principal amount of its 6.250% Senior Secured Notes due 2021 (the “Euro Notes” and, together with the Dollar Notes, the “New Secured Notes” or the “Notes”) under the Indenture, dated as of November 1, 2012 (the “Base Indenture”), among the Issuer, the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 1, 2012 (the “Euro Supplemental Indenture”), among the Issuer, the guarantors party thereto and the Trustee, in the case of the Euro Notes, and the Second Supplemental Indenture, dated as of November 1, 2012, among the Issuer, the guarantors party thereto and the Trustee, in the case of the Dollar Notes (the “Dollar Supplemental Indenture” and, the Base Indenture, together with the Euro Supplemental Indenture or the Dollar Supplemental Indenture, as applicable, the “Indenture”).

Interest on the Dollar Notes will accrue at the rate of 6.000% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

Interest on the Euro Notes will accrue at the rate of 6.250% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

WARNER MUSIC GROUP CORP.

2012 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Successor Three months ended
	September 30, 2012 (b)	June 30, 2012 (b)	March 31, 2012 (b)	December 31, 2011 (b)
	(in millions, except per share data)
Revenues	$731	$651	$623	$775
Costs and expenses
Cost of revenues	(368)	(353)	(318)	(420)
Selling, general and administrative expenses (a)	(274)	(244)	(233)	(268)
Amortization of intangible assets	(48)	(47)	(50)	(48)

Total costs and expenses	(690)	(644)	(601)	(736)

Operating income	41	7	22	39

Interest expense, net	(56)	(56)	(56)	(57)
Other income (expense), net	2	6	2	(2)

(Loss) from before income taxes	(13)	(43)	(32)	(20)
Income tax (expense) benefit	(4)	11	(2)	(6)

Net loss	(17)	(32)	(34)	(26)
Less: income attributable to noncontrolling interest	(1)	—	(2)	—

Net loss attributable to Warner Music Group Corp.	$(18)	$(32)	$(36)	$(26)

(a) Includes depreciation expense of	$(14)	$(12)	$(13)	$(12)

(b)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

2011 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Successor	Predecessor	Predecessor Three months ended
	July 20, 2011 Through September 30, 2011	July 1, 2011 Through July 19, 2011	June 30, 2011 (b)	March 31, 2011 (b)	December 31, 2010 (b)
		(in millions, except per share data)
Revenues	$556	$162	$687	$684	$778
Costs and expenses
Cost of revenues	(288)	(92)	(379)	(359)	(431)
Selling, general and administrative expenses (a)	(186)	(76)	(237)	(252)	(266)
Merger transaction costs	(10)	(36)	(5)	(2)	—
Amortization of intangible assets	(38)	(13)	(56)	(55)	(54)

Total costs and expenses	(522)	(217)	(677)	(668)	(751)

Operating income (loss) from continuing operations	34	(55)	10	16	27

Interest expense, net	(62)	(10)	(47)	(47)	(47)
Other (expense) income, net	—	—	6	(1)	—

(Loss) from before income taxes	(28)	(65)	(31)	(32)	(20)
Income tax expense	(3)	(7)	(15)	(7)	2

Net loss	(31)	(72)	(46)	(39)	(18)
Less: loss (income) attributable to noncontrolling interest	—	—	—	1	—

Net loss attributable to Warner Music Group Corp.	$(31)	$(72)	$(46)	$(38)	$(18)

Net loss per common share attributable to Warner Music Group Corp.:
Basic		$(0.47)	$(0.30)	$(0.25)	$(0.12)

Diluted		$(0.47)	$(0.30)	$(0.25)	$(0.12)

Weighted average common shares:
Basic		152.4	151.8	150.5	150.0

Diluted		152.4	151.8	150.5	150.0

(a) Includes depreciation expense of:	$(9)	$(2)	$(11)	$(11)	$(9)

(b)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019. In addition, Acquisition Corp. had issued and outstanding the 9.50% Senior Secured Notes due 2016 and has issued and outstanding the 11.50% Senior Notes due 2018 (together, the “Acquisition Corp. Notes”).

The Holdings Senior Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Senior Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Senior Notes, (ii) Holdings, which is the issuer of the Holdings Senior Notes, (ii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iii) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-K on September 30, 2011. The Company uses the equity method to account for its investment in its subsidiaries. The revised presentation reflects adjustments to certain equity, intercompany and investment balances primarily to properly reflect the impact of purchase accounting in the consolidating balance sheet. We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor subsidiaries from Operating Activities to Financing Activities. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The Old Senior Secured Notes were guaranteed on a senior secured basis and the Senior Notes are guaranteed on an unsecured senior basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes, including the indentures for the Old Secured Notes before and the New Secured Notes after the 2012 Refinancing, and the Acquisition Corp. New Senior Credit Facilities, and, with respect to the Company, the indenture for the Holdings Senior Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Balance Sheet

September 30, 2012

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$44	$105	$143	$—	$292	$10	$—	$—	$302
Accounts receivable, net	—	158	240	—	398	—	—	—	398
Inventories	—	11	17	—	28	—	—	—	28
Royalty advances expected to be recouped within one year	—	67	49	—	116	—	—	—	116
Deferred tax assets	—	35	16	—	51	—	—	—	51
Other current assets	7	8	29	—	44	—	—	—	44

Total current assets	51	384	494	—	929	10	—	—	939
Royalty advances expected to be recouped after one year	—	82	60	—	142	—	—	—	142
Investments in and advances to (from) consolidated subsidiaries	3,133	621	—	(3,754)	—	1,070	926	(1,996)	—
Property, plant and equipment, net	—	108	44	—	152	—	—	—	152
Goodwill	—	1,375	5	—	1,380	—	—	—	1,380
Intangible assets subject to amortization, net	—	1,097	1,402	—	2,499	—	—	—	2,499
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due (to) from parent companies	—	176	(176)	—	—	—	—	—	—
Other assets	32	12	13	—	57	6	1	—	64

Total assets	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

Liabilities and Equity (Deficit):
Current liabilities:
Accounts payable	$—	$81	$75	$—	$156	$—	—	—	$156
Accrued royalties	—	591	406	—	997	—	—	—	997
Accrued liabilities	—	113	145	—	258	—	—	—	258
Accrued interest	79	—	—	—	79	10	—	—	89
Deferred revenue	—	63	38	—	101	—	—	—	101
Other current liabilities	—	9	(7)	3	5	—	—	—	5

Total current liabilities	79	857	657	3	1,596	10	—	—	1,606
Long-term debt	2,056	—	—	—	2,056	150	—	—	2,206
Deferred tax liabilities, net	—	159	216	—	375	—	—	—	375
Other noncurrent liabilities	11	47	81	8	147	—	—	—	147

Total liabilities	2,146	1,063	954	11	4,174	160			4,334

Total Warner Music Group Corp. (deficit) equity	1,070	2,867	898	(3,765)	1,070	926	927	(1,996)	927
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total equity (deficit)	1,070	2,867	915	(3,765)	1,087	926	927	(1,996)	944

Total liabilities and equity (deficit)	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Balance Sheet

September 30, 2011

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$17	$61	$72	$—	$150	$4	$—	$—	$154
Accounts receivable, net	9	178	198	—	385	—	—	—	385
Inventories	—	11	18	—	29	—	—	—	29
Royalty advances expected to be recouped within one year	—	80	55	—	135	—	—	—	135
Deferred tax assets	—	38	16	—	54	—	—	—	54
Other current assets	—	23	22	—	45	—	—	—	45

Total current assets	26	391	381	—	798	4	—	—	802
Royalty advances expected to be recouped after one year	—	106	67	—	173	—	—	—	173
Investments in and advances to (from) consolidated subsidiaries	3,265	419	—	(3,684)	—	1,207	1,065	(2,272)	—
Property, plant and equipment, net	—	136	46	—	182	—	—	—	182
Goodwill	—	1,372	—	—	1,372	—	—	—	1,372
Intangible assets subject to amortization, net	—	1,252	1,426	—	2,678	—	—	—	2,678
Intangible assets not subject to amortization	—	92	10	—	102	—	—	—	102
Due (to) from parent companies	—	36	(36)	—	—	—	—	—	—
Other assets	40	9	14	—	63	8	—	—	71

Total assets	$3,331	$3,813	$1,908	$(3,684)	$5,368	$1,219	$1,065	$(2,272)	$5,380

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$88	$77	$—	$165	$—	$—	$—	$165
Accrued royalties	—	586	388	—	974	—	—	—	974
Accrued liabilities	—	98	119	—	217	—	—	—	217
Accrued interest	51	—	—	—	51	4	—	—	55
Deferred revenue	—	46	55	—	101	—	—	—	101
Other current liabilities	—	7	3	—	10	—	—	—	10

Total current liabilities	51	825	642	—	1,518	4	—	—	1,522
Long-term debt	2,067	—	—	—	2,067	150	—	—	2,217
Deferred tax liabilities, net	—	169	242	—	411	—	—	—	411
Other noncurrent liabilities	6	60	76	6	148	—	—	—	148

Total liabilities	2,124	1,054	960	6	4,144	154	—	—	4,298

Total Warner Music Group Corp. (deficit) equity	1,207	2,759	931	(3,690)	1,207	1,065	1,065	(2,272)	1,065
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total (deficit) equity	1,207	2,759	948	(3,690)	1,224	1,065	1,065	(2,272)	1,082

Total liabilities and equity	$3,331	$3,813	$1,908	$(3,684)	$5,368	$1,219	$1,065	$(2,272)	$5,380

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2012 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,265	$1,714	$(199)	$2,780	$—	$—	$—	$2,780
Costs and expenses:
Cost of revenues	—	(632)	(1,006)	`179	(1,459)	—	—	—	(1,459)
Selling, general and administrative expenses	—	(492)	(561)	34	(1,019)	—	—	—	(1,019)
Amortization of intangible assets	—	(117)	(76)	—	(193)	—	—	—	(193)

Total costs and expenses	—	(1,241)	(1,643)	213	(2,671)	—	—	—	(2,671)

Operating income	—	24	71	14	109	—	—	—	109
Interest (expense) income, net	(196)	7	(14)	—	(203)	(22)	—	—	(225)
Equity gains (losses) from consolidated subsidiaries	107	35	—	(142)	—	(90)	(112)	202	—
Other income, net	—	3	5	—	8	—	—	—	8

(Loss) income before income taxes	(89)	69	62	(128)	(86)	(112)	(112)	202	(108)
Income tax (expense) benefit	(1)	(5)	(3)	8	(1)	—	—	—	(1)

Net (loss) income	(90)	64	59	(120)	(87)	(112)	(112)	202	(109)
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)

Net (loss) income attributable to Warner Music Group Corp.	$(90)	$64	$56	$(120)	$(90)	$(112)	$(112)	$202	$(112)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$280	$308	$(32)	$556	$—	$—	$—	$556
Costs and expenses:
Cost of revenues	—	(134)	(182)	28	(288)	—	—	—	(288)
Selling, general and administrative expenses	—	(99)	(90)	3	(186)	—	—	—	(186)
Merger transaction costs	—	(10)	—	—	(10)	—	—	—	(10)
Amortization of intangible assets	—	(24)	(14)	—	(38)	—	—	—	(38)

Total costs and expenses	—	(267)	(286)	31	(522)	—	—	—	(522)

Operating income (loss)	—	13	22	(1)	34	—	—	—	34
Interest (expense) income, net	(48)	2	(3)	—	(49)	(13)	—	—	(62)
Equity (losses) gains from consolidated subsidiaries	33	5	—	(38)	—	(18)	(31)	49	—
Other income (expense), net	—	3	(3)	—	—	—	—	—	—

(Loss) income before income taxes	(15)	23	16	(39)	(15)	(31)	(31)	49	(28)
Income tax (expense) benefit	(3)	(4)	—	4	(3)	—	—	—	(3)

Net (loss) income	(18)	19	16	(35)	(18)	(31)	(31)	49	(31)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp.	$(18)	$19	$16	$(35)	$(18)	$(31)	$(31)	$49	$(31)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$994	$1,464	$(147)	$2,311	$—	$—	$—	$2,311
Costs and expenses:
Cost of revenues	—	(497)	(900)	136	(1,261)	—	—	—	(1,261)
Selling, general and administrative expenses	—	(334)	(512)	15	(831)	—	—	—	(831)
Merger transaction costs	—	(43)	—	—	(43)	—	—	—	(43)
Amortization of intangible assets	—	(95)	(83)	—	(178)	—	—	—	(178)

Total costs and expenses	—	(969)	(1,495)	151	(2,313)	—	—	—	(2,313)

Operating income (loss)	—	25	(31)	4	(2)	—	—	—	(2)
Interest (expense) income, net	(128)	6	(9)	—	(131)	(20)	—	—	(151)
Equity gains (losses) from consolidated subsidiaries	(3)	5	—	(2)	—	(152)	(172)	324	—
Other income (expense), net	4	(12)	13	—	5	—	—	—	5

(Loss) income before income taxes	(127)	24	(27)	2	(128)	(172)	(172)	324	(148)
Income tax (expense) benefit	(25)	(20)	(25)	45	(25)	—	(2)	—	(27)

Net (loss) income	(152)	4	(52)	47	(153)	(172)	(174)	324	(175)
Less: loss attributable to noncontrolling interest	—	—	1	—	1	—	—	—	1

Net (loss) income attributable to Warner Music Group Corp.	$(152)	$4	$(51)	$47	$(152)	$(172)	$(174)	$324	$(174)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2010 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,321	$1,862	$(195)	$2,988	$—	$—	$—	$2,988
Costs and expenses:
Cost of revenues	—	(664)	(1,098)	178	(1,584)	—	—	—	(1,584)
Selling, general and administrative expenses	—	(449)	(649)	3	(1,095)	—	—	—	(1,095)
Amortization of intangible assets	—	(127)	(92)	—	(219)	—	—	—	(219)

Total costs and expenses	—	(1,240)	(1,839)	181	(2,898)	—	—	—	(2,898)

Operating income (loss)	—	81	23	(14)	90	—	—	—	90
Interest expense, net	(154)	(1)	(10)	—	(165)	(25)	—	—	(190)
Equity gains (losses) from consolidated subsidiaries	79	28	—	(107)	—	(114)	(143)	257	—
Other income (expense), net	2	(11)	9	—	—	(4)	—	—	(4)

Income (loss) before income taxes	(73)	97	22	(121)	(75)	(143)	(143)	257	(104)
Income tax (expense) benefit	(41)	(43)	(24)	67	(41)	—	—	—	(41)

Net (loss) income	(114)	54	(2)	(54)	(116)	(143)	(143)	257	(145)
Less: loss attributable to noncontrolling interest	—	—	2	—	2	—	—	—	2

Net (loss) income attributable to Warner Music Group Corp.	$(114)	$54	$—	$(54)	$(114)	$(143)	$(143)	$257	$(143)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2012 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(90)	$64	$59	$(120)	$(87)	$(112)	$(112)	$202	$(109)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	154	90	—	244	—	—	—	244
Deferred taxes	—	—	(26)	—	(26)	—	—	—	(26)
Non-cash interest expense	(3)	—	—	—	(3)	1	—	—	(2)
Other non-cash adjustments	—	(2)	—	—	(2)	—	—	—	(2)
Equity in the income of consolidated subsidiaries	(107)	(35)	—	142	—	90	112	(202)	—
Changes in operating assets and liabilities:
Accounts receivable	8	22	(46)	—	(16)	—	—	—	(16)
Inventories	—	1	—	—	1	—	—	—	1
Royalty advances	—	37	10	—	47	—	—	—	47
Accounts payable and accrued liabilities	—	42	26	(29)	39	—	—	—	39
Royalty payables	—	4	18	—	22	—	—	—	22
Accrued interest	28	—	—	—	28	6	—	—	34
Other current balance sheet changes	(6)	33	(38)	4	(7)	—	—	—	(7)
Other noncurrent balance sheet changes	5	(25)	7	3	(10)	—	(6)	—	(16)

Net cash provided by (used in) operating activities	(165)	295	100	—	230	(15)	(6)	—	209

Cash flows from investing activities:
Capital expenditures	—	(22)	(10)	—	(32)	—	—	—	(32)
Acquisition of publishing rights	—	(24)	(8)	—	(32)	—	—	—	(32)
Investments and acquisitions of businesses, net of cash acquired	—	—	(8)	—	(8)	—	—	—	(8)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Proceeds from the sale of building	—	12	—	—	12	—	—	—	12
Advances to issuer	192	—	—	(192)	—	—	—	—	—

Net cash provided by (used in) investing activities	192	(32)	(26)	(192)	(58)	—	—	—	(58)

Cash flows from financing activities:
Dividend by Holdings Corp to Parent	—	—	—	—	—	(6)	6	—	—
Dividend by Acquisition Corp to Holdings Corp	—	(27)	—	—	(27)	27	—	—	—
Distribution to noncontrolling interest holders	—	—	(3)	—	(3)	—	—	—	(3)
Change in due/(from) issuer	—	(192)	—	192	—	—	—	—	—

Net cash (used in) provided by financing activities	—	(219)	(3)	192	(30)	21	6	—	(3)
Effect of foreign currency exchange rate changes on cash	—	—	—	—	—	—	—	—	—

Net increase (decrease) in cash and equivalents	27	44	71	—	142	6	—	—	148
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$44	$105	$143	$—	$292	$10	$—	$—	$302

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(18)	$19	$16	$(35)	$(18)	$(31)	$(31)	$49	$(31)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	27	20	—	47	—	—	—	47
Deferred taxes	—	—	(2)	—	(2)	—	—	—	(2)
Non-cash interest expense	1	—	—	—	1	1	—	—	2
Equity losses (gains) from consolidated subsidiaries	(33)	(5)	—	38	—	18	31	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(40)	(28)	—	(68)	—	—	—	(68)
Inventories	—	(1)	(1)	—	(2)	—	—	—	(2)
Royalty advances	—	11	15	—	26	—	—	—	26
Accounts payable and accrued liabilities	—	2	25	2	29	—	—	—	29
Royalties payable	—	(6)	(67)	—	(73)	—	—	—	(73)
Accrued interest	29	—	—	—	29	1	—	—	30
Other current balance sheet changes	2	3	3	—	8	—	—	—	8
Other noncurrent balance sheet changes	(7)	41	(4)	(5)	25	4	(59)	—	(30)

Net cash (used in) provided by operating activities	(26)	51	(23)	—	2	(7)	(59)	—	(64)

Cash flows from investing activities:
Purchase of Predecessor	—	(50)	—	—	(50)	—	(1,228)	—	(1,278)
Capital expenditures	—	(7)	(4)	—	(11)	—	—	—	(11)
Acquisition of publishing rights	—	(3)	—	—	(3)	—	—	—	(3)
Advance to consolidated subsidiary	—	173	—	(173)	—	—	—	—	—

Net cash used in investing activities	—	113	(4)	(173)	(64)	—	(1,228)	—	(1,292)

Cash flows from financing activities:
Capital Contribution from Parent	—	—	—	—	—	—	1,099	—	1,099
Capital Contribution by Parent to Holdings	—	—	—	—	—	127	(127)	—	—
Dividend by Holding Corp. to Parent	—	—	—	—	—	(160)	160	—	—
Dividend by Acquisition to Holdings Corp.	—	(160)	—	—	(160)	160	—	—	—
Financing costs paid	(62)	—	—	—	(62)	(8)	—	—	(70)
Proceeds from the issuance of Acquisition Corp. Senior Unsecured Notes	747	—	—	—	747	—	—	—	747
Proceeds from the issuance of Acquisition Corp. Senior Secured Notes	157	—	—	—	157	—	—	—	157
Proceeds from the issuance of Holdings Corp. Senior Notes	—	—	—	—	—	150	—	—	150
Repayment of Holdings Senior Discount Notes	—	—	—	—	—	(258)	—	—	(258)
Repayment of Acquisition Corp. Senior Subordinate Notes	(626)	—	—	—	(626)	—	—	—	(626)
Change in due/(from) issuer	(173)	—	—	173	—	—	—	—	—

Net cash provided by (used in) financing activities	43	(160)	—	173	56	11	1,132	—	1,199
Effect of foreign currency exchange rate changes on cash	—	—	(8)	—	(8)	—	—	—	(8)

Net increase (decrease) in cash and equivalents	17	4	(35)	—	(14)	4	(155)	—	(165)
Cash and equivalents at beginning of period	—	57	107	—	164	—	155	—	319

Cash and equivalents at end of period	$17	$61	$72	$—	$150	$4	$—	$—	$154

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(152)	$4	$(52)	$47	$(153)	$(172)	$(174)	$324	$(175)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	121	90	—	211	—	—	—	211
Deferred taxes	—	—	(15)	—	(15)	—	—	—	(15)
Non-cash interest expense	8	1	—	—	9	—	—	—	9
Non-cash, stock-based compensation expense	—	24	—	—	24	—	—	—	24
Equity (gains) losses from consolidated subsidiaries	3	(5)	—	2	—	152	172	(324)	—
Other non-cash adjustments	—	(2)	—	—	(2)	—	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(7)	41	85	—	119	—	—	—	119
Inventories	—	4	6	—	10	—	—	—	10
Royalty advances	—	(12)	(4)	—	(16)	—	—	—	(16)
Accounts payable and accrued liabilities	—	(52)	(40)	(55)	(147)	—	—	—	(147)
Royalties payable		(28)	32	—	4	—	—	—	4
Accrued interest	(31)	—	—	—	(31)	(3)	—	—	(34)
Other current balance sheet changes	—	15	(2)	—	13	—	—	—	13
Other noncurrent balance sheet changes	13	36	(45)	6	10	23	(22)	—	11

Net cash (used in) provided by operating activities	(166)	147	55	—	36	—	(24)	—	12

Cash flows from investing activities:
Capital expenditures	—	(26)	(11)	—	(37)	—	—	—	(37)
Acquisition of publishing rights	—	(40)	(19)	—	(59)	—	—	—	(59)
Investments and acquisitions of businesses, net of cash acquired	—	—	(59)	—	(59)	—	—	—	(59)
Advances to issuer	166	—	—	(166)	—	—	—	—	—

Net cash used in investing activities	166	(66)	(89)	(166)	(155)	—	—	—	(155)

Cash flows from financing activities:
Proceeds from exercise of Predecessor stock options	—	3	—	—	3	—	3	—	6
Distributions to noncontrolling interest holders	—	—	(1)	—	(1)	—	—	—	(1)
Change in due/(from) issuer	—	(166)	—	166	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(163)	(1)	166	2	—	3	—	5
Effect of foreign currency exchange rate changes on cash	—	—	18	—	18	—	—	—	18

Net decrease in cash and equivalents	—	(82)	(17)	—	(99)	—	(21)	—	(120)
Cash and equivalents at beginning of period	—	139	124	—	263	—	176	—	439

Cash and equivalents at end of period	$—	$57	$107	$—	$164	$—	$155	$—	$319

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2010 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(114)	$54	$(2)	$(54)	$(116)	$(143)	$(143)	$257	$(145)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	155	103	—	258	—	—	—	258
Non-cash interest expense	10	5	—	—	15	5	—	—	20
Non-cash, share-based compensation expense	—	10	—	—	10	—	—	—	10
Equity (gains) losses from consolidated subsidiaries	(79)	(28)	—	107	—	114	143	(257)	—
Other non-cash adjustments	—	1	—	—	1	—	—	—	1
Changes in operating assets and liabilities:
Accounts receivable	(2)	71	49	—	118	—	—	—	118
Inventories	—	3	5	—	8	—	—	—	8
Royalty advances	—	20	(4)	—	16	—	—	—	16
Accounts payable and accrued liabilities	(9)	96	(37)	(52)	(2)	—	—	—	(2)
Royalties payables	—	(79)	(60)	—	(139)	—	—	—	(139)
Accrued interest	(5)	—	—	—	(5)	7	—	—	2
Other current balance sheet changes	(2)	(14)	(14)	—	(30)	—	—	—	(30)
Other noncurrent balance sheet changes	7	23	(1)	(1)	28	17	(12)	—	33

Net cash (used in) provided by operating activities	(194)	317	39	—	162	—	(12)	—	150

Cash flows from investing activities:
Capital expenditures	—	(36)	(15)	—	(51)	—	—	—	(51)
Acquisition of publishing rights	—	(20)	(16)	—	(36)	—	—	—	(36)
Investments and acquisitions of businesses, net of cash acquired	—	—	(7)	—	(7)	—	—	—	(7)
Proceeds from the sale of investments	—	9	—	—	9	—	—	—	9
Advances to issuer	194	—	—	(194)	—	—	—	—	—

Net cash used in investing activities	194	(47)	(38)	(194)	(85)	—	—	—	(85)

Cash flows from financing activities:
Distributions to noncontrolling interest holders	—	—	(3)	—	(3)	—	—	—	(3)
Change in due/(from) issuer	—	(194)	—	194	—	—	—	—	—

Net cash (used in) provided by financing activities	—	(194)	(3)	194	(3)	—	—	—	(3)
Effect of foreign currency exchange rate changes on cash	—	—	(7)	—	(7)	—	—	—	(7)

Net increase (decrease) in cash and equivalents	—	76	(9)	—	67	—	(12)	—	55
Cash and equivalents at beginning of period	—	59	137	—	196	—	188	—	384

Cash and equivalents at end of period	$—	$135	$128	$—	$263	$—	$176	$—	$439

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2012 (Successor)
Allowance for doubtful accounts	$—	$9	$(4)	$5
Reserves for sales returns and allowances	40	185	(167)	58
Allowance for deferred tax asset	190	55	(1)	244

For The Period from July 20, 2011 to September 30, 2011(Successor)
Allowance for doubtful accounts (a)	$—	$2	$(2)	$—
Reserves for sales returns and allowances (a)	—	49	(9)	40
Allowance for deferred tax asset (a)	—	190	—	190

For The Period from October 1, 2010 to July 19, 2011(Predecessor)
Allowance for doubtful accounts	$20	$3	$(5)	$18
Reserves for sales returns and allowances	87	147	(178)	56
Allowance for deferred tax asset	489	61	(17)	533

Fiscal Year Ended September 30, 2010 (Predecessor)
Allowance for doubtful accounts	$26	$15	$(21)	$20
Reserves for sales returns and allowances	106	286	(305)	87
Allowance for deferred tax asset	441	59	(11)	489

(a)	In purchase accounting, we adjusted our accounts and notes receivable and deferred tax assets to fair value resulting in the elimination of historical allowances for doubtful accounts, reserves for sales returns and allowances and allowances for deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. Based on our assessment, we believe that, as of September 30, 2012, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 98 of this report.

ITEM 9B.	OTHER INFORMATION

Fiscal 2012 Discretionary Cash Bonus Awards

In recognition of his significant contributions to the Company in fiscal 2012, including serving as the Chairman and CEO of Warner/Chappell Music throughout the year, on December 10, 2012 the Company awarded Cameron Strang a one-time, discretionary bonus of $807,500, which is expected to be paid in December 2012.

In addition Access informed us, on December 10, 2012, that they intend to award Mr. Cooper a one-time, discretionary bonus of $2.5 million for the period July 20, 2011 to September 30, 2012 in recognition of his significant contributions to the Company during such period, including serving first as Chairman and then CEO of the Company and transitioning the Company from a public to private company. Access intends to pay this bonus to Mr. Cooper in December 2012. Access consulted with the Compensation Committee of the Company with respect to such bonus. The Company expects to reimburse Access for the bonus amount pursuant to the Management Agreement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 13, 2012, and their positions and offices.

Name	Age	Position
Stephen Cooper	66	CEO and Director
Cameron Strang	46	Chairman and CEO, Warner/Chappell Music and Director
Mark Ansorge	49	Executive Vice President, Human Resources and Chief Compliance Officer
Stephen Bryan	42	Executive Vice President of Digital Strategy and Business Development
Brian Roberts	49	Executive Vice President and Chief Financial Officer
Paul M. Robinson	54	Executive Vice President and General Counsel and Secretary
Will Tanous	43	Executive Vice President, Communications and Marketing
Len Blavatnik	55	Vice Chairman of the Board
Lincoln Benet	49	Director
Alex Blavatnik	48	Director
Edgar Bronfman, Jr.	57	Director
Thomas H. Lee	68	Director
Jörg Mohaupt	46	Director
Donald A. Wagner	49	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 66, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. Mr. Cooper is an advisor at Zolfo Cooper, a leading financial advisory and interim management firm, of which he was a co-founder and former Chairman. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the supervisory board as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A.

Cameron Strang, 46, has served as a director since July 20, 2011 and as our CEO, Warner/Chappell Music since January 4, 2011. Mr. Strang assumed the additional role of Warner/Chappell’s Chairman on July 1, 2011. Previously, Mr. Strang was the founder of New West Records and of Southside Independent Music Publishing, which was acquired by Warner/Chappell in 2010. Prior to being acquired by Warner/Chappell, Southside was a leading independent music publishing company with a reputation for discovering and developing numerous talented writers, producers and artists across a wide range of genres. Southside was founded with the signing of J.R. Rotem and, in just six years, built a roster that included Elektra Records’ recording artist Bruno Mars; producer Brody Brown; Nashville-based writers, Ashley Gorley and Blair Daly; Christian music star, Matthew West; and Kings of Leon. Mr. Strang also co-founded DMZ Records, a joint venture record label. Mr. Strang holds a bachelor of commerce degree from the University of British Columbia and a J.D. from British Columbia Law School.

Mark Ansorge, 49, has served as our Executive Vice President, Human Resources and Chief Compliance Officer since August 2008. He was previously Warner Music Group’s Senior Vice President and Deputy General Counsel and Chief Compliance Officer and has held various other positions within the legal department since joining the company in 1992. Since the company’s initial public offering in 2005, Mr. Ansorge has also served as Warner Music Group’s Chief Compliance Officer. Prior to joining Warner Music Group he practiced law as an associate at Winthrop, Stimson, Putnam & Roberts (now known as Pillsbury Winthrop Shaw Pittman LLP). Mr. Ansorge holds a bachelor of science degree from Cornell University’s School of Industrial and Labor Relations and a J.D. from Boston University School of Law.

Stephen Bryan, 42, has served as our Executive Vice President of Digital Strategy and Business Development since October 2011. He was previously Warner Music Group’s Senior Vice President of Strategy and Business Development and has held various positions at Warner Music Group since joining the company in 1997. Prior to joining Warner Music Group, Mr. Bryan held positions at Reader’s Digest Association and The New York Times Company. Mr. Bryan has a B.A. from Vanderbilt University and received his M.B.A. from The Wharton School.

Brian Roberts, 49, has served as our Executive Vice President and Chief Financial Officer since December 2011. Prior to taking his current role, Mr. Roberts served as Senior Vice President and CFO of Warner/Chappell Music, a position he held since 2007. Prior to joining Warner/Chappell, Mr. Roberts served for five years as BMG Music Publishing’s Senior Vice President, Finance & Administration of North and South America. Mr. Roberts holds a B.S. degree in Accounting from Manhattan College and is a Certified Public Accountant in New York.

Paul M. Robinson, 54, has served as our Executive Vice President and General Counsel and Secretary since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Will Tanous, 43, has served as our Executive Vice President, Communications and Marketing, since May 2008. He was previously Warner Music Group’s Senior Vice President, Corporate Communications and has held various positions at Warner Music Group since joining the company in 1993. Prior to joining Warner Music Group, Mr. Tanous held positions at Warner Music International and Geffen Records. He also served as president of two independent record labels. Mr. Tanous holds a B.A. from Georgetown University.

Len Blavatnik, 55, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with strategic investments in the U.S., Europe and South America. Mr. Blavatnik is a director of numerous companies in the Access portfolio, including TNK-BP and UC RUSAL. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to and remains engaged in many educational pursuits, recently committing £75 million to establish the Blavatnik School of Government at the University of Oxford. He is a member of academic boards at Cambridge University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources. Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of leading cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The White Nights Foundation of America and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences and a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his MBA from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 49, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spanned corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the boards of Acision, Boomerang Tube and Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 48, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Vice Chairman of Access. A 1993 graduate of Columbia Business School, Mr. Blavatnik joined Access in 1996 to manage the company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Edgar Bronfman, Jr., 57, has served as a director since March 1, 2004. Previously, Mr. Bronfman served as Warner Music Group’s Chairman of the Board from August 18, 2011 to January 31, 2012, CEO and President from July 20, 2011 to August 18, 2011 and Chairman of the Board and CEO from March 1, 2004 to July 20, 2011. Before joining Warner Music Group, Mr. Bronfman served as Chairman and CEO of Lexa Partners LLC, a management venture capital firm which he founded in April 2002. Prior to Lexa Partners, Mr. Bronfman was appointed Executive Vice Chairman of Vivendi Universal in December 2000. He resigned from his position as an executive officer of Vivendi Universal on December 6, 2001, resigned as an employee of Vivendi Universal on March 31, 2002, and resigned as Vice Chairman of Vivendi Universal’s Board of Directors on December 2, 2003. Prior to the December 2000 formation of Vivendi Universal, Mr. Bronfman was President and CEO of The Seagram Company Ltd., a post he held since June 1994. During his tenure as the CEO of Seagram, he consummated $85 billion in transactions and transformed the company into one of the world’s leading media and communications companies. From 1989 until June 1994, Mr. Bronfman served as President and COO of Seagram. Between 1982 and 1989, he held a series of senior executive positions for The Seagram Company Ltd. in the U.S. and in Europe. Mr. Bronfman serves on the Boards of InterActiveCorp, Accretive Health, Inc. and the New York University Langone Medical Center. He is also the Chairman of the Board of Endeavor Global, Inc. and is a Member of the Council on Foreign Relations. Mr. Bronfman has also served as general partner at Accretive, LLC, a management company for several funds, since February 1, 2012 and is Vice President of the Board of Trustees of The Collegiate School.

Thomas H. Lee, 68, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC. Thomas H. Lee Capital Management, LLC manages the Blue Star I, LLC fund of hedge funds. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including Miller Import Corporation, The Smith & Wollensky Restaurant Group, Inc., Metris Companies, Inc., MidCap Financial LLC, Refco Inc., Vertis Holdings, Inc. and Wyndham International, Inc. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, The Museum of Modern Art, NYU Medical Center and Whitney Museum of American Art among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Jörg Mohaupt, 46, has served as a director since July 20, 2011. Mr. Mohaupt has been associated with Access since May 2007, and is involved with Access’ activities in the media and communications sector.

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

Donald A. Wagner, 49, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy and of Boomerang Tube and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of nine members. Under our amended and restated certificate of incorporation and by-laws, our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted the Board. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, Mohaupt and Wagner, each bring beneficial experience and attributes to our Board. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access, in his role as a director of TNK-BP Limited and UC RUSAL, and as a former director of Warner Music Group Corp. Mr. Benet has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Morgan Stanley and Access. Alex Blavatnik has extensive experience advising companies, particularly as Deputy Chairman of Access and as a director of OGIP Ventures, Ltd. Mr. Mohaupt has served as a director of various companies and has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Providence Equity Partners, Morgan Stanley, Lehman Brothers and Access. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of them possess experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us.

As the former Chairman and CEO of our Company, Mr. Bronfman has detailed knowledge of our Company and its history, employees, prospects and competitors. Mr. Bronfman was also a member of the investor group that acquired our Company from Time Warner in the 2004 Acquisition and has a detailed understanding of our history and culture.

Mr. Cooper has more than 30 years of experience as a financial advisor, and has served as chairman or chief executive officer of various businesses, including Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc. and Chief Executive Officer of Hawaiian Telcom.

Mr. Strang is actively involved in managing the day-to-day business of our company, providing him with intimate knowledge of our operations, and has significant experience and expertise with companies in our lines of business.

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

Committees of the Board of Directors

Following consummation of the Merger, we are a privately held company. As a result, we are no longer subject to any stock exchange listing or SEC rules requiring a majority of our Board of Directors to be independent or relating to the formation and functioning of the various Board committees. The Board of Directors of the Company has an Audit Committee as well as a Compensation Committee, both of which report to the Board of Directors as they deem appropriate, and as the Board may request. Affiliates of Access own 100% of our common stock and have the power to elect our directors. Thus the Board has determined that it is not necessary for us to have a Nominating Committee or a committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Subsequent to the consummation of the Merger, as the Company no longer has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, none of its directors, officers or stockholders are subject to the reporting requirements of Section 16(a) of the Exchange Act.

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

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer, our three other most highly compensated executive officers for fiscal year 2012 and one additional individual who would have been a named executive officer but for the fact that the individual was not serving as an executive officer at the end of fiscal year 2012. Our named executive officers (“NEOs”) for fiscal year 2012 are:

•	Stephen Cooper (our CEO);

•	Brian Roberts (our CFO starting December 9, 2011);

•	Steven Macri (our CFO until December 9, 2011);

•	Lyor Cohen (our Chairman and CEO, Recorded Music until September 30, 2012);

•	Cameron Strang; and

•	Paul M. Robinson.

Mr. Cohen resigned from the Company effective September 30, 2012. Mr. Roberts replaced Mr. Macri effective December 9, 2012. See “Summary of NEO Employment Agreements” below for further details.

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers (other than our current CEO). For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2012, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals.

The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below other than our current CEO) consists of base salary and discretionary or annual target bonuses. In addition, prior to the consummation of the Merger, our executive officers received long-term incentives in the form of equity grants. In connection with the Merger all outstanding stock options vested and were cashed out, existing restricted stock grants either vested and were paid out at a per share price of $8.25 or were forfeited upon consummation of the Merger and the Company’s existing equity plan was subsequently terminated. The executive officers do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

In determining the compensation of the NEOs (other than our current CEO), the Compensation Committee seeks to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term stockholder value creation.

Access has a consulting agreement with Mr. Cooper pursuant to which he receives $150,000 a month and reimbursement of his related expenses in connection with his role as CEO of the Company. In addition Access informed us, on December 10, 2012, that it intends to award Mr. Cooper a one-time, discretionary bonus of $2.5 million for the period July 20, 2011 to September 30, 2012 in recognition of his significant contributions to the Company during such period, including serving first as Chairman and then CEO of the Company and transitioning the Company from a public to private company Access intends to pay this bonus to Mr. Cooper in December 2012. The Company reimburses. Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment agreement or arrangement with Mr. Cooper. The Company has entered into employment agreements with each of our other Named Executive Officers, which establish each executive’s base salary and a discretionary or annual target bonus. Pursuant to the agreements, the actual amount of each annual bonus is determined by the Compensation Committee in its sole discretion, subject to any contractual minimum bonuses, and may be higher or lower than any target range or amount. Following the consummation of the Merger, our existing equity plan was terminated. Access and the Compensation Committee continue to review our compensation programs, including our long-term incentive compensation programs, and have recently established a new bonus program and equity plan for 2013 and future years as described further below.

In September 2012, Mr. Cohen resigned as an executive officer of the Company, effective September 30, 2012. The Company and Mr. Cohen entered into a Separation Agreement and Release on September 28, 2012 with respect to his resignation. In December 2011, Mr. Macri was replaced by Mr. Roberts. The Company and Mr. Macri entered into a Separation Agreement and Release on November 10, 2011 in connection with the transition. See “Summary of NEO Employment Agreements” below for further details.

Executive Compensation Objectives and Philosophy

We design our executive compensation programs to attract talented executives to join the Company and to motivate them to position us for long-term success, achieve superior operating results and increase stockholder value. To realize these objectives, the Compensation Committee and management focus on the following key factors when considering the amount and structure of the compensation arrangements for our executives:

•

Alignment of executive and stockholder interests by providing incentives linked to operating performance and achievement of strategic objectives. We are committed to creating stockholder value and believe that our executives and employees should be provided incentives through our compensation programs that align their interests with those of our stockholders. Accordingly, we provide our executives with annual cash bonus incentives linked to our operating performance. In addition, following the Merger, Access and the Compensation Committee continue to review our compensation programs, including our long-term incentive compensation programs. For information on the components of our executive compensation programs and the reasons why each is used, see “Components of Executive Compensation” below.

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

•

Comparability to the practices of peers in our industry and other comparable companies generally. The Compensation Committee considers information about the practices of our peer companies and other comparable companies, as well as evolving market practices, when making its compensation decisions. Generally, the Compensation Committee looks to this type of information when evaluating employment arrangements with new employees and extensions or renewals with existing employees. From time to time, the Compensation Committee also receives independent advice on competitive practices and may look at other independent sources of market trends, including literature and conference remarks on executive compensation matters. When using peer data to evaluate employment arrangements with new employees and extensions or renewals with existing employees, the Compensation Committee may consider ranges of compensation paid by others for a particular position, both by reference to comparative groups of companies of similar size and stature and, more particularly, a group comprised of our direct competitors, which includes other recorded music and music publishing companies, primarily Universal and Sony in recorded music and Universal and Sony/ATV in music publishing, as one point of reference when making decisions regarding total compensation or particular elements of compensation in the agreements under consideration. The Compensation Committee does not typically use information with respect to our peer companies and other comparable public companies to establish targets for total compensation, or any element of compensation, or otherwise numerically benchmark its compensation decisions. The Compensation Committee did not use third-party data in establishing fiscal year 2012 compensation for the Company’s NEOs. The Compensation Committee makes decisions for a specific executive on an annual basis in its discretion, based upon the executive’s compensation as set forth in his or her employment agreement, the performance of the Company and taking into consideration competitive factors and the executive’s specific qualifications, such as his or her professional experience, tenure at the Company and within the industry, leadership position within the Company, and individual performance factors.

Components of Executive Compensation

Employment Agreements

With the exception of Mr. Cooper as described above, we have (or had) employment agreements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Agreements and Certain Equity Arrangements.” We believe that having employment agreements with our executives can be beneficial to us because it provides retentive value, subjects the executives to key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment agreements. Our employment agreements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

•	Base salary;

•	A discretionary or target annual cash bonus;

•	Any long-term incentives in the form of equity grants or other long-term compensation; and

•	Benefits, including participation in our 401(k) plan and health, life insurance and disability insurance plans.

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

Mr. Cooper was paid based on a consulting agreement with Access as described above in fiscal years 2011 and 2012. Each of our other NEOs was paid base salary in accordance with the terms of their respective employment agreement in fiscal year 2012 while they remained employees of the Company. The Compensation Committee did not approve any change to base salary for any of our NEOs in fiscal year 2012.

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our corporate financial performance for the particular year. With the exception of Mr. Cooper, each of our NEOs participates or participated in our annual bonus pool and has or had a discretionary or annual target bonus amount set forth in his employment agreement, which is stated as either a range or a set dollar amount. The actual amount of each annual bonus is determined by the Compensation Committee in its sole discretion and may be higher or lower than the target range or amount. Access and the Compensation Committee have recently established a new bonus program for 2013 and future years as described further below.

The Compensation Committee establishes performance goals for our corporate performance after considering our financial results from the prior year and the annual operating budget for the coming year. It uses these performance goals to establish a target for the Company-wide bonus pool. In fiscal year 2012, the performance goals related to the achievement of budgeted amounts of net revenue, operating income before depreciation and amortization (or OIBDA), which equals operating income less depreciation expense and amortization expense, and cash generation, with achievement of net revenue weighted 25%, OIBDA weighted 25% and cash generation weighted 50%. OIBDA is among the measures used by management to gauge operating performance and is used by investors and analysts to value the Company and compare our performance to that of our peers. These metrics were used because we believe they encourage executives to achieve superior operating results. In its assessment of whether the performance goals are met, the Compensation Committee may consider the nature of unusual expenses or contributors to financial results, and authorize adjustments in its sole discretion.

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

Bonuses for our NEOs (other than our current CEO) are then separately determined by the Compensation Committee in its sole discretion, and may be higher or lower than the target amounts set forth in the NEOs’ employment agreements. Mr. Cohen’s contractual bonus range was from $1.5 million to $5.0 million, with a target bonus of $2.5 million. Mr. Strang has a wholly discretionary bonus. Other NEOs have target bonuses set forth in their employment agreements as described below under “Summary of NEO Employment Agreements and Certain Equity Arrangements.” The amount our NEOs and other executive officers subject to the Compensation Committee’s oversight received from the bonus pool was determined by the Compensation Committee, and for other executives and employees, by the appropriate member of management, so long as the entire Company-wide bonus pool determined by the Compensation Committee was not exceeded. For NEOs other than the CEO, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. Bonuses for executive officers, including our NEOs, were based on the target bonuses set forth in their employment agreements, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. Bonuses for executives in our recorded music or music publishing businesses or other specific areas, such as international recorded music or digital, were also based in part on their particular segment’s or area’s performance. For our executive officers, including our NEOs, a variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with fiscal year 2012 bonuses are discussed in more detail below.

In fiscal year 2012, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonuses for our NEOs who have target annual bonuses (other than our current CEO) would be set at amounts which ranged from 97% to 100% of their respective annual target bonus amounts set forth in their employment agreements. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of bonuses ranging from below target to at target bonuses for our NEOs based on their and the Company’s performance during the fiscal year. The Compensation Committee also determined to award Mr. Strang a discretionary bonus.

Specifically, with respect to Mr. Strang, on December 10, 2012, the Compensation Committee set the amount of his discretionary bonus at $807,500 in recognition of contributions to the Company in fiscal 2012, including serving as Chairman and CEO of Warner/Chappell Music throughout the year and his efforts over the course of the fiscal year in transforming and refocusing the music publishing business. With respect to Mr. Roberts, the Compensation Committee set the amount of his bonus at 97% of target to reward his strong performance in the CFO role. Finally, with respect to Mr. Robinson, the Compensation Committee set the amount of his bonus at 97% of target after considering the quality of his individual performance in running the company-wide legal and business affairs function. In determining bonuses for Messrs. Strang, Roberts and Robinson, the Compensation Committee also considered overall corporate performance. Mr. Cohen’s and Mr. Macri’s fiscal year 2012 bonuses were determined by the terms of their respective employment agreements and Separation and Release Agreements with the Company. Both Mr. Cohen and Mr. Macri received bonuses representing 100% of their target bonuses, prorated for the number of days of fiscal year 2012 that they were employed by the Company. See “Summary of NEO Employment Agreements” below for further details.

The annual bonuses in fiscal year 2012 for the NEOs (other than our current CEO) reflected the performance of the Company and each individual NEO during the fiscal year. During fiscal year 2012, the Company was able to continue to advance its strategic objectives, stabilizing revenue and positioning the Company for growth, achieving the majority of cost-savings targets, generating strong free cash flow and realigning business unit management. In addition, management drove margin improvement in both Recorded Music and Music Publishing and continued to develop our artist services and expanded rights businesses and expand digital sales, with digital sales exceeding physical sales in the U.S. In making the bonus determinations for the NEOs, other qualitative factors taken into account included performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure, investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Company, including corporate governance matters, managing the strategic direction of the Company, increasing operational efficiency, expanding our digital presence and communicating to investors, shareholders and other important constituencies.

In addition Access informed us, on December 10, 2012, that it intends to award Mr. Cooper a one-time, discretionary bonus of $2.5 million for the period July 20, 2011 to September 30, 2012 in recognition of his significant contributions to the Company during such period, including serving first as Chairman and then CEO of the Company and transitioning the Company from a public to private company. Access intends to pay this bonus to Mr. Cooper in December 2012. Access consulted with the Compensation Committee with respect to such bonus. The Company reimburses Access for these amounts pursuant to the Management Agreement.

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

In fiscal year 2011, the Company made stock option awards to Messrs. Strang and Robinson in connection with these executives entering into new employment agreements. In determining the size of the awards, the Compensation Committee evaluated, among other things, their roles and responsibilities. In determining the size of the equity award to Mr. Robinson, the Compensation Committee also considered his performance with the Company and his contribution to achieving the Company’s goals and objectives. In addition, in fiscal year 2011, the Company made amendments to the restricted stock grant originally made to Mr. Cohen in fiscal year 2008, resulting in incremental compensation expense being recognized by the Company in fiscal year 2011. The grant was originally made to Mr. Cohen in fiscal year 2008 in connection with entering into a new employment agreement. The Company did not make any equity grants to NEOs in fiscal year 2010.

After the Merger

Upon consummation of the Merger, all stock options held by our employees, including our NEOs, vested and were cashed out and existing restricted stock grants were vested and paid out at a per share price of $8.25 or forfeited upon the consummation of the Merger. Following the consummation of the Merger, our existing equity plan was terminated.

On December 10, 2012, the Compensation Committee adopted the Warner Music Group Corp. Senior Management Cash Flow Plan (the “Plan”), an annual bonus plan for senior management employees (including all of our current NEOs (including our CEO)) that is also a non-qualified deferred compensation plan that will allow the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. The Plan will become effective on January 1, 2013 and will replace, for participating employees (other than the CEO to whom it is not applicable), the current bonus plan based on OIBDA and other performance measures.

Annual Free Cash Flow Bonus Pool

The Plan provides for the annual allocation of up to 7.5% of the Company’s consolidated “free cash flow” to participating employees. For purposes of the Plan, “free cash flow” is defined as the Company’s consolidated cash flow, provided by operating activities determined in accordance with generally accepted accounting principles less capital expenditures, cash paid or received for investments, working capital changes (meaning the change in current assets over current liabilities during the plan year), interest payments and cash taxes, and plus Access management fees. Each Plan participant is awarded a fixed percentage of free cash flow. Annual bonuses will generally be contingent upon the participant being employed with the Company on the date of payment. However, if a participant’s employment is terminated by the Company without “cause”, by the participant for

“good reason” or due to the participant’s death or “disability” or if the Company undergoes a “change in control”, the participant will be entitled to a pro rata bonus in respect of the year in which such event occurs (as such terms are defined in the Plan).

Deferral of Compensation

Each participating employee in the Plan will be permitted to irrevocably elect to defer between 50% and 100% of his or her annual free cash flow bonus earned for periods beginning on January 1, 2013 (up to a maximum aggregate deferral amount determined by the Compensation Committee). No more than 3.75% of the Company’s common stock on a fully-diluted basis may be outstanding under the Plan at any time as settlement for deferred annual bonuses or at any time be underlying Acquired LLC Units (as defined below). The Plan is intended to allow participating employees to defer the payment of current compensation to future years for tax and financial planning purposes.

Deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of the Company’s common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral will be based on our current fair market value. All participants’ deferred accounts under the Plan will be fully vested and nonforfeitable at all times.

Amounts deferred under the Plan will be settled in three equal installments in December 2018, 2019 and 2020 (“Redemption Dates”), so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of the Company’s common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption.

In addition to the scheduled Redemption Dates, deferred accounts will be settled following termination of employment (including death or disability), or upon a change in control of the Company.

If and when a dividend is paid on the Company’s common stock, a proportionate amount of such dividend will be paid to the participating employees in respect of their deferred accounts.

Equity Interests

Upon making a deferral election under the Plan, each participant will become a member of Management LLC, and will be granted a “profits interest” in Management LLC in amounts equal to the maximum number of shares of the Company’s common stock available for issuance to the participants in settlement of his or her deferred account. The “profits interests” represent an economic entitlement to future appreciation in the Company’s common stock above the purchase price paid by Access in its acquisition of the Company (“Profits Interests”). A Plan participant’s Profits Interests will vest over time as equivalent amounts of the participant’s annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests will be forfeited on any termination of employment. Profits Interests representing, in the aggregate, no more than 3.75% of the Company’s common stock on a fully-diluted basis may be granted to Plan participants.

On each Redemption Date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior Redemption Date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s commons stock on each Redemption Date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the Redemption Dates and annually thereafter,

Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020.

Upon a change of control of the Company and upon certain sales of shares of the Company’s common stock underlying Profits Interests and Acquired LLC Units, distributions will be made in respect of Profits Interests (to the extent of their liquidation value) and Acquired LLC Units. The LLC Agreement provides Access with the right to cause Plan participants to sell their Profits Interests, Acquired LLC Units or the underlying shares of the Company’s common stock on a sale by Access of more than 50% of the outstanding shares of the Company’s common stock to third parties (i.e., a “drag-along right”), other than in a public offering of the Company’s common stock. Also, the LLC Agreement provides Plan participants with the right to sell their vested Profits Interests and Acquired LLC Units in the event that Access proposes to sell to third parties or the Company shares of the Company’s common stock other than certain sales after a public offering of the Company’s common stock (i.e., a “tag-along right”).

In addition, if and when a dividend is paid on the Company’s common stock, a proportionate amount of such dividend will be paid to Management LLC for distribution to Plan participants in respect of their Profits Interests and Acquired LLC Units.

As a condition to a grant of Profits Interests, each Plan participant will be required to agree to restrictive covenants in the LLC Agreement, including noncompetition with the businesses of the Company and its subsidiaries during the participant’s term of employment (for participants located outside the State of California), non-solicitation of certain artists, labels and employees during the participant’s term of employment and for one year afterwards, as well as obligations of nondisparagement and confidentiality.

Plan participants (other than our CEO who is not party to an employment agreement with the Company) are required to enter into new simplified employee letters that will replace any other employment or severance agreement between the participant and the Company or any of its subsidiaries as a condition to participating in the Plan. Those letters are expected to provide for at-will employment (where permitted by applicable law), base salary, a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his or her termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms will be defined in the employee letter) that is lower than severance levels under our existing agreements. In addition, the employee letters will require the participants to comply with the restrictive covenants in the LLC Agreement.

Tax Deductibility of Performance-Based Compensation and Other Tax Considerations

Where appropriate, and after taking into account various considerations, we structure our executive employment agreements and compensation programs to allow us to take a tax deduction for the full amount of the compensation we pay to our executives.

Following consummation of the Merger, we are a privately held company. As a result, we are no longer subject to Section 162(m), which generally places limits on the tax deductibility of executive compensation for publicly traded companies unless certain requirements are met.

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

The non-qualified deferred compensation plan allows an employee with an annual salary of $200,000 or more to defer receipt of a portion of his or her annual bonus until a future date or dates elected by the employee. Amounts in a participant’s account will be indexed to one or more deemed investment funds chosen by each participant from a range of such alternatives available under the plan, which investment alternatives generally include the investment funds available under our 401(k) plan. Each participant’s account is adjusted to reflect the investment performance of the selected investment fund(s), including any appreciation or depreciation. We have established a “rabbi trust” (the assets of which will remain subject to the claims of our general creditors) for the purpose of assisting us in meeting our obligations under the deferred compensation plan. In the event of a change of control, we may cause such trust to be fully funded with amounts necessary to cover all accrued benefits under the deferred compensation plan through the date of such change of control. Prior to a change in control, the rabbi trust may or may not be funded by us. The deferred compensation plan provides an additional vehicle for employees to save for retirement on a tax-deferred basis. The deferred compensation plan does not provide preferential rates of return. Participants have only an unsecured contractual commitment by us to pay amounts owed under the plan.

No NEOs participated in the deferred compensation plan in fiscal year 2012.

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2012.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lincoln Benet, Chair

Len Blavatnik

Thomas H. Lee

Jörg Mohaupt

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer, Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities at September 30, 2012 and one additional individual who would have been a named executive officer but for the fact that the individual was not serving as an executive officer at the end of fiscal year 2012, collectively known as our Named Executive Officers, or NEOs, for services rendered to us during the specified fiscal year.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)		Total ($)
Stephen Cooper (4)	2012		$1,800,000		$2,500,000	—	—	—	—		—		$4,300,000
CEO	2011		$217,742		—	—	—	—	—		—		$217,742

Brian Roberts (5)	2012		$537,000		$533,500	—	—	—	—		$7,500		$1,078,000
Executive Vice President and Chief Financial Officer

Steven Macri (5)	2012		$161,538		$151,233	—	—	—	—		$1,258,185		$1,570,956
Executive Vice President and Chief Financial Officer	2011 2010	$ $	600,000 600,000	$ $	600,000 800,000	— —	— —	—	—	$ $	7,350 7,350	$ $	1,207,350 1,407,350

Lyor Cohen (6)	2012		$3,000,000		$2,500,000	—	—	—	—		$8,500,000		$14,000,000
Chairman and CEO, Recorded Music	2011 2010	$ $	3,000,000 3,000,000	$ $	2,175,000 3,500,000	5,779,785 —	— —	— —	— —		1,620 —	$ $	10,956,405 6,500,000

Cameron Strang (7)	2012		$1,507,692		$807,500	—	—	—	—		$7,500		$2,322,692
Chairman and CEO, Warner/Chappell Music	2011		$621,154		$850,000	—	$1,367,600	—	—		—		$2,838,754

Paul M. Robinson	2012		$625,000		$533,500	—	—	—	—		$7,500		$1,166,000
Executive Vice President and General Counsel and Secretary	2011 2010	$ $	600,000 600,000	$ $	500,000 500,000	— —	$1,156,620 —	— —	— —	$ $	7,350 7,350	$ $	2,263,970 1,107,350

(1)	Represents cash bonus amounts in respect of fiscal year 2012, 2011 and 2010 performance expected to be paid in December 2012 with respect to fiscal year 2012 and paid in December 2011 and December 2010, respectively, with respect to fiscal year 2011 and 2010 for Messrs. Roberts, Macri, Cohen, Strang and Robinson. For Mr. Cooper, Access had informed us that it intends to award Mr. Cooper a one-time discretionary bonus for the period July 20, 2011 through the end of fiscal 2012, which is reflected in the cash bonus amount for fiscal 2012 and is expected to be paid in December 2012. Mr. Cooper did not receive any bonus in fiscal year 2011.
(2)	For Messrs. Strang and Robinson, reflects the aggregate grant date fair value of awards made in fiscal year 2011 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Amounts reported in the “Stock Awards” column for Mr. Cohen in fiscal year 2011 represent the incremental change in the grant date fair value related to amendments entered into in fiscal year 2011 related to his restricted stock award agreement previously entered into with the Company on March 15, 2008 and were based upon the probable outcome of performance conditions with respect to his performance-based restricted stock award.
(3)	For Messrs. Roberts, Strang and Robinson all other compensation in fiscal year 2012 also includes $7,500 of 401(k) matching contributions. For Mr. Macri, all other compensation in fiscal year 2012 includes $1,200,000 representing amounts paid or accrued related to the termination of his employment with the Company and $58,185 of vacation payout at the termination of his employment. For Mr. Cohen, all other compensation in fiscal year 2012 includes $8,500,000 representing amounts paid or accrued related to the termination of his employment with the Company. See “Summary of NEO Employment Agreements” below.
(4)	Mr. Cooper was appointed as Chief Executive Officer and President on August 18, 2011. Access has a consulting agreement in respect of Mr. Cooper pursuant to which he receives $150,000 a month in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment agreement or arrangement with Mr. Cooper. Base salary above for fiscal year 2011 represents a pro-rated amount under this arrangement based on Mr. Cooper’s start date of August 18, 2011.
(5)	Mr. Roberts was appointed CFO effective December 9, 2011, replacing Mr. Macri. Base salary above for Mr. Roberts represents amounts earned by Mr. Roberts during fiscal 2012 in both his role as CFO since December 2011 and as Senior Vice President and CFO of Warner/Chappell Music prior to that time. Mr. Macri resigned all employment and directorships with the Company and its affiliates effective as of December 31, 2011. Base salary above for Mr. Macri represents his base salary for the number of days of fiscal year 2012 that he was employed by the Company. In connection with his resignation, Mr. Macri received severance of $1,200,000 plus a bonus of $600,000 pro-rated by the number of days of fiscal year 2012 that he was employed by the Company. See “Summary of NEO Employment Agreements” below.
(6)	Mr. Cohen resigned all employment and directorships with the Company and its affiliates effective as of September 30, 2012. In connection with his resignation, Mr. Cohen received severance of $8,500,000 plus a bonus of $2,500,000 for fiscal year 2012. See “Summary of NEO Employment Agreements” below.
(7)	Mr. Strang was appointed CEO of Warner/Chappell effective January 1, 2011 and assumed the additional role of Chairman of Warner/Chappell as of July 1, 2011. Base salary above for fiscal 2011 represents amounts earned following the commencement of Mr. Strang’s employment with the Company on January 1, 2011.

Grant of Plan-Based Awards in Fiscal Year 2012

We did not make any grants of plan-based awards to NEOs during fiscal 2012.

Summary of NEO Employment Agreements

This section describes employment arrangements in effect for our NEOs during fiscal year 2012. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause” ” and “Resignation for “Good Reason” or without “Good Reason” ” below.

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

Employment Agreement with Brian Roberts

Mr. Roberts entered into an employment agreement with the Company dated as of November 10, 2011. The employment agreement, among other things, includes the following terms:

(1)	the term of Mr. Roberts’ employment as Executive Vice President and CFO of WMG shall end on December 31, 2015 and

(2)	upon his promotion to CFO, Mr. Roberts shall be paid an annual base salary of $550,000 and a target bonus of $550,000.

The employment agreement also provides that in the event the Company terminates Mr. Roberts’ employment agreement for any reason other than for cause or if Mr. Roberts terminates his employment for good reason, each as defined in the agreement, Mr. Roberts shall be entitled to severance benefits equal to: (i) $620,000 and (ii) continued participation in the Company’s group health and life insurance plans for up to one year after termination.

The employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Employment Agreement with Steven Macri

During fiscal year 2012, Mr. Macri was employed pursuant to an employment agreement dated as of July 21, 2008. The employment agreement, among other things, included the following:

(1)	the term of Mr. Macri’s employment agreement was to end on December 31, 2012; and

(2)	Mr. Macri was to be paid a base salary of $600,000 and a target bonus of $600,000.

The employment agreement also provided that in the event the Company were to terminate Mr. Macri’s employment for any reason other than for “cause” or if Mr. Macri were to terminate his employment for “good reason,” each as defined in the agreement, Mr. Macri would be entitled to severance benefits equal to $1,200,000 plus a pro-rated target bonus and continued participation in the Company’s group health and life insurance plans for up to one year after termination.

The employment agreement also contained standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Separation Agreement

On November 10, 2011, the Company and Mr. Macri entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provided that Mr. Macri’s employment with the Company would end on December 31, 2011 and that he would remain in his position up to December 31, 2011 or such earlier date as the Company might designate. The Separation Agreement also provided Mr. Macri with severance payments in the form of salary continuation and benefits generally consistent with those he would have been entitled to for a termination without cause as defined in his employment agreement dated July 21, 2008, as amended. Subject to a release of claims against the Company and its affiliates and his adherence to certain confidentiality and non-solicitation covenants, Mr. Macri was entitled to a cash severance payment equal to the sum of (i) $1,200,000 and (ii) a prorated portion of his $600,000 target bonus with respect to the portion of the 2012 fiscal year for which he was employed by the Company.

Additionally, under the terms of the Separation Agreement, Mr. Macri was eligible to receive (i) continued participation in the Company’s group health plans until the earlier of the last day he is entitled to receive salary continuation severance payments as described above or the date he becomes eligible for another medical insurance plan (the value of continued benefit participation is estimated to be approximately $50,000 a year), (ii) continued participation in the Company’s basic life insurance plan through the last day he is entitled to receive salary continuation payments as described above as if he were a full-time employee of the Company and (iii) payment for any accrued and unused vacation time through the date his employment with the Company terminates.

Mr. Roberts was appointed CFO effective December 9, 2011. Mr. Macri remained as a consultant to the Company through December 31, 2011 and continued to be paid at his current salary through such date.

Employment Agreement with Lyor Cohen

On March 14, 2008, the employment agreement with Lyor Cohen was amended and restated effective March 15, 2008. The amended and restated employment agreement, among other things, included the following:

(1)	the term of Mr. Cohen’s employment agreement was extended until March 15, 2013 and would have been automatically extended for successive one-year terms unless either party gave written notice of non-renewal no less than 90 days prior to the annual March 15 expiration date (commencing with March 15, 2013), in which case the agreement would have ended on the March 15 immediately following the receipt of such notice;

(2)	an annual base salary of $3.0 million, subject to discretionary increases from time to time by the Board of Directors or Compensation Committee;

(3)	a target bonus of $2.5 million, with a minimum of $1.5 million and a maximum of $5.0 million; and

(4)	revisions intended to comply with the requirements of Section 409A of the Internal Revenue Code.

In the event we terminated Mr. Cohen’s employment for any reason other than for “cause” or if Mr. Cohen terminated his employment for “good reason,” each as defined in the agreement, Mr. Cohen would have been entitled to severance benefits equal to: (1) two years of his then-current base salary and one year of his target bonus, (2) a pro-rated annual bonus and (3) continued participation in the Company’s group health and life insurance plans for up to one year after termination; provided, however, that if the termination event giving rise to payment of the severance benefits was a termination by Mr. Cohen for “good reason” solely due to an adverse change to the executive’s reporting lines such that the executive no longer reported to the Company’s CEO, then the payments set forth in (1) above would have been limited to $4.0 million. Mr. Cohen was entitled to terminate his employment with or without “good reason.”

The employment agreement, as amended and restated, also contained standard covenants relating to confidentiality and assignment of intellectual property rights and six-month post-employment non-solicitation covenants.

Separation Agreement

On September 28, 2012, the Company and Mr. Cohen entered into a Separation Agreement and Release (the “Separation Agreement”). The Separation Agreement provided that Mr. Cohen’s employment with the Company would end on September 30, 2012. The Separation Agreement also provided Mr. Cohen with severance payments in the form of salary continuation and benefits generally consistent with those he would have been entitled to for a termination without cause as defined in his employment agreement dated March 15, 2008. Subject to a release of claims against the Company and its affiliates and his adherence to certain confidentiality and non-solicitation covenants, Mr. Cohen was entitled to a cash severance payment equal to the sum of (i) $8,500,000 and (ii) a target bonus of $2,500,000 with respect to the 2012 fiscal year.

Additionally, under the terms of the Separation Agreement, Mr. Cohen is eligible to receive continued participation in the Company’s group health and life insurance plans until the earlier of the first anniversary of his termination of employment or the date he becomes eligible for coverage under the group health or life insurance plan, as applicable, of another employer (the value of continued benefit participation is estimated to be approximately $50,000 a year).

Employment Agreement with Cameron Strang

On May 10, 2012, Mr. Strang entered into an amendment to his employment agreement originally dated as of December 29, 2010. The amendment to his employment agreement, among other things, includes the following:

(1)	the term of Mr. Strang’s employment agreement was extended one year to December 31, 2015;

(2)	effective as of January 1, 2012, an annual base salary of $1,750,000; and

(3)	a discretionary bonus.

The original employment agreement also provided for the grant of 400,000 options to Mr. Strang. All of Mr. Strang’s options were cashed out in connection with the Merger.

Under the terms of the amendment to his employment agreement, in the event we terminate his employment for any reason other than for “cause” or if Mr. Strang terminates his employment for “good reason,” each as defined in the agreement, Mr. Strang will be entitled to severance benefits equal to $1,312,500 plus continued participation in the Company’s group health and life insurance plans for up to one year after termination. This represents a change in his cash severance from $1,700,000 under his original employment agreement.

The amendment to his employment agreement also provides that Warner/Chappell may add additional duties of any kind within the Company without modification of compensation and contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

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

Under the terms of his old employment agreement, Mr. Robinson’s base salary was $600,000 and his target bonus was $500,000 for fiscal year 2011. The new employment agreement also provided for the grant of 300,000 options to Mr. Robinson in fiscal year 2011. All of Mr. Robinson’s options were cashed out in connection with the Merger.

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

Outstanding Equity Awards at 2012 Fiscal Year-End

Upon consummation of the Merger, all stock options held by our employees, including our NEOs, vested and were cashed out and existing restricted stock grants were vested and paid out at a per share price of $8.25 or forfeited upon consummation of the Merger. As a result, there were no outstanding awards made to our NEOs as of our most recent fiscal year-end, September 30, 2012.

Option Exercises and Stock Vested in Fiscal Year 2012

Our NEOs received no amounts upon exercise of options or similar instruments or the vesting of stock or similar instruments during our most recent fiscal year ended September 30, 2012.

Potential Payments upon Termination or Change-In-Control

We have entered into employment agreements that, by their terms, will require us to provide compensation and other benefits to our NEOs if their employment terminates or they resign under specified circumstances. Following the consummation of the Merger, our NEOs have no outstanding equity agreements with the Company.

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2012 and the NEO does not become employed by a new employer or return to work for the Company. The discussion that follows only specifically addresses Messrs. Roberts, Strang and Robinson. Mr. Macri and Mr. Cohen were no longer employees of the Company as of September 30, 2012 and, thus, not entitled to any potential payments upon termination or change in control as of September 30, 2012. In addition, as the Company does not have any employment agreement with Mr. Cooper, he would, likewise, not be entitled to any potential payments upon termination or change in control as of September 30, 2012. In the tables presented below, estimated benefits for these individuals are noted as zero. See “Summary of NEO Employment Agreements and Certain Equity Arrangements” above for a description of their respective agreements.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Roberts, Strang and Robinson in this instance pursuant to their employment agreements. As noted, Mr. Macri and Mr. Cohen are no longer employees of the Company and, therefore, are not eligible for any benefits in these circumstances. Mr. Cooper does not have an employment agreement directly with the Company and, therefore, he is also not entitled to any benefits from the Company in these circumstances.

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Roberts, Strang and Robinson are entitled to contractual severance benefits payable on termination plus, in some cases, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. None of Messrs. Roberts, Strang and Robinson are entitled to any additional severance or benefits upon a termination in connection with a change in control. In the table that follows, the amounts included for Target Bonus assume that where such bonus is discretionary no, or the lowest possible, bonus is awarded. As noted, Mr. Macri and Mr. Cohen are no longer employees of the Company and, therefore, are not eligible for any benefits in these circumstances. Mr. Cooper does not have an employment agreement directly with the Company and, therefore, he is also not entitled to any benefits from the Company in these circumstances.

	Salary (other than accrued amounts)		Target Bonus	Equity Awards	Benefits (2)	Total
Stephen Cooper	—		—	—	—	—
Brian Roberts	$620,000	(1)	—	—	$50,000	$670,000
Steven Macri.	—		—	—	—	—
Lyor Cohen	—		—	—	—	—
Cameron Strang	$1,312,500	(1)	—	—	$50,000	$1,362,500
Paul M. Robinson	$1,050,000	(1)	$440,000	—	$50,000	$1,540,000

(1)	Amounts under salary represent the lump sum severance payable on termination.
(2)	Health and welfare benefits and life insurance premiums will be continued at current rates. Amount to continue such benefits as part of our ongoing benefit plans are estimated to be approximately $50,000 for each NEO for the twelve-month period they are eligible to continue to receive coverage.

Estimated Benefits in connection with a Change in Control

None of Messrs. Roberts, Strang and Robinson would be entitled to any additional payments or benefits upon a change in control. As noted, Mr. Macri and Mr. Cohen are no longer employees of the Company and, therefore, are not eligible for any benefits in these circumstances. Mr. Cooper does not have an employment agreement directly with the Company and, therefore, he is also not entitled to any benefits from the Company in these circumstances.

Estimated Benefits upon Death or Disability

Death. For Messrs. Roberts, Strang and Robinson, other than accrued benefits, no other benefits are provided in connection with such NEO’s death. Each of Messrs. Roberts, Strang and Robinson would also receive insurance payouts equal to 1.5x their base salary up to a benefit maximum of $1.5 million.

Disability. For Messrs. Roberts, Strang and Robinson, other than accrued benefits and short-term disability amounts, no benefits are provided in connection with such NEO’s disability. In the event any of Messrs. Roberts, Strang and Robinson becomes disabled during the term of employment, such NEO may participate in our health plans until age 65.

As noted, Mr. Macri and Mr. Cohen are no longer employees of the Company and, therefore, are not eligible for any benefits in these circumstances. Mr. Cooper does not have an employment agreement directly with the Company and, therefore, he is also not entitled to any benefits from the Company in these circumstances.

Relevant Provisions of Employment Agreements

Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.

Termination for “Cause”

Under the terms of their employment agreements, we generally would have “cause” to terminate the employment of each of Messrs. Roberts, Strang and Robinson in any of the following circumstances: (1) substantial and continual refusal to perform his duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company and (3) conviction of a felony or entered a plea of nolo contendere to a felony charge.

We are required to notify our NEOs after any event that constitutes “cause” before terminating their employment, and in general they have no less than 20 days after receiving notice to cure the event.

Resignation for “Good Reason” or without “Good Reason”

Our employment agreements for Messrs. Roberts, Strang and Robinson provide that the executive generally would have “good reason” to terminate employment in any of the following circumstances: (1) if we assign duties inconsistent with the executive’s current positions, duties or responsibilities or if we change the parties to whom the executive reports, (2) if we remove the executive from, or fail to re-elect the executive to, the executive’s position, (3) if we reduce the executive’s salary, target bonus or other compensation levels, (4) if we require the executive to be based anywhere other than the Los Angeles or New York metropolitan area, as applicable, (5) if we breach certain of our obligations under the employment agreement, (6) if the Company fails to cause any successor to expressly assume the executive’s employment agreements or (7) any change in reporting line such that they no longer report to the CEO or the senior-most executive of the Company.

Our NEOs generally are required to notify us within 60 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event.

Restrictive Covenants

Our executive employment agreements contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Roberts, Strang and Robinson to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” is conditioned on the executive’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that will end six months or one year following the executive’s termination of employment, depending on the level of the employee.

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

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors, as of September 30, 2012, for services rendered to us during the last fiscal year.

No non-employee directors receive any compensation for service on the Board of Directors or Board committees with the exception of Mr. Bronfman, who received an annual retainer of $1,000,000 for serving as Chairman of the Board. Mr. Bronfman stepped down as Chairman, effective January 31, 2012. Subsequent to January 31, 2012, Mr. Bronfman remains a director of the Company. Following his resignation as Chairman of the Board, Mr. Bronfman does not receive any compensation for service on the Board of Directors or Board committees.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Edgar Bronfman, Jr. (1)	$356,871	—	—	—	—	—	$356,871
Thomas H. Lee	—	—	—	—	—	—	—
Jörg Mohaupt	—	—	—	—	—	—	—
Donald A. Wagner	—	—	—	—	—	—	—

(1)	Reflects the amount of Mr. Bronfman’s annual retainer of $1,000,000 for serving as Chairman of the Board for the period from October 1, 2011 to January 31, 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the other Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2012, none of the Company’s executive officers served on the board of directors, the compensation committee or any similar committee of another entity of which an executive officer served on our Board of Directors or compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 13, 2012 with respect to beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	99.58%
Altep 2012 L.P.	Common Stock	4.2	0.42%
Stephen Cooper.	N/A	N/A	N/A
Lyor Cohen	N/A	N/A	N/A
Steven Macri	N/A	N/A	N/A
Brian Roberts	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Cameron Strang	N/A	N/A	N/A
Edgar Bronfman, Jr.	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,000	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Jörg Mohaupt	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (14 persons)	Common Stock	1,000	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 75 Rockefeller Center, New York, NY 10019, (212) 275-2000.
(2)	As of December 13, 2012, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC) and Altep 2012 L.P. are indirectly controlled by Len Blavatnik.
(3)	Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. Messrs. Benet and Wagner beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock.

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

Subsequent to the adoption of the written procedures above in 2005, the Company has followed these procedures regarding all reportable related person transactions. Following is a discussion of related person transactions.

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee equal to the greater of a base amount initially equal to $6 million or 1.5% of EBITDA, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The aggregate annual fee (such fee, the “Annual Fee”) is equal to the greater of (i) the Base Amount (as defined below) in effect from time to time or (ii) 1.5% of the EBITDA (as defined in the WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year. The “Base Amount” at any time shall be equal to the sum of (x) $6,000,000 and (y) 1.5% of the aggregate amount of Acquired EBITDA as at such time. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and

Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. Access received payments of $10 million during fiscal year 2012 in connection with the Management Agreement, including an annual fee of approximately $8 million which includes certain expenses in connection with the Management Agreement plus additional expenses of approximately $2 million related to certain consultants with full time roles at the Company.

Sublease Arrangement with Access

On September 27, 2011, Access Industries (UK) Limited, an affiliate of Access, entered into a License to Occupy on a Short Term Basis agreement with Warner Music UK Limited, one of the Company’s subsidiaries, for the license of office space in the Company’s building at 28 Kensington Church Street in London. The current license fee of £15,839 per month (exclusive of VAT) is based on the per foot lease costs to the Company, which represent market terms.

Consulting Agreement in respect of Stephen Cooper

Access Industries, Inc. has a consulting agreement in respect of Stephen Cooper pursuant to which he receives $150,000 a month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement.

Deezer

Access owns a minority equity interest in Blogmusik SAS, a French company trading under the name Deezer (“Deezer”), and is represented on Deezer’s Board of Directors. A subsidiary of the Company, WEA International Inc., has been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s content on Deezer’s ad-supported and subscription streaming services, as well as a worldwide PC only and portable subscription service (excluding the USA, Japan and France), pursuant to which Deezer is required to pay fees to WEA International Inc. Deezer is also required to make payments to WEA International Inc. in connection with certain bundling arrangements entered into between Deezer and certain telecommunication service providers. In fiscal year 2012, Deezer paid to WEA International Inc. an aggregate amount of approximately $5 million in connection with the foregoing arrangements. In addition, in connection with these arrangements, WEA International Inc. was issued, and currently holds, warrants to purchase ordinary shares representing a small minority interest in Deezer.

Relationships with Other Directors, Executive Officers and Affiliates

Administration of Copyrights

Warner/Chappell Music, the Company’s music publishing division, began administering certain copyrights of Mr. Bronfman, our former Chairman of the Board and CEO and currently one of our directors, effective July 1, 2005 when the administration of such copyrights was transferred from Universal Music Publishing. The original term was five years. In fiscal year 2010, we extended the term of our administration agreement with Mr. Bronfman to June 30, 2013 and continuing thereafter from year to year unless terminated by either party by notice at least 90 days prior to any June 30 commencing with June 30, 2013. The terms of the agreement were otherwise unchanged. The administration of such copyrights is on substantially the same terms as the prior agreement with Universal and the Company believes the fees in connection with such administration are representative of, or comparable to, such fees paid in similar transactions. The amount of any fees will vary year to year based on the use of such copyrights and associated royalties. Mr. Bronfman received royalty payments of $49,283 during fiscal year 2012 in connection with our administration of such copyrights.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently our Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to the achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company has recorded a $6 million liability as of September 30, 2012 based on the potential earn-out payments. No earn-out payment was triggered in fiscal 2012. The Company is also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $800,000, of which approximately $375,000 has been paid.

Other Related Person Transactions with Officers and Directors

Motti Shulman, Lyor Cohen’s half-brother, is employed by Atlantic Recording Corporation as Senior National Director of Promotions. In fiscal year 2012, Mr. Shulman earned a salary of $145,000 and had a target bonus of $25,000.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Mr. Bronfman and Mr. Lee would be considered “independent” under the listing standards of the New York Stock Exchange. We do not believe that any of our other directors would be considered “independent” under the listing standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected the firm of Ernst & Young LLP, to serve as independent registered public accountants for the fiscal year ending September 30, 2012. Ernst & Young LLP has audited the Company’s financial statements since the Company was acquired from Time Warner Inc. in March 2004. In accordance with standing policy, Ernst & Young LLP periodically changes the personnel who work on the audit of the Company.

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees paid to Ernst & Young for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2012 and 2011 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2012	Year Ended September 30, 2011
Audit Fees	$3,942	$3,900
Audit-Related Fees	293	613
Tax Fees	13	42
All Other Fees	—	—

Total Fees	$4,248	$4,555

These fees exclude out-of-pocket costs of approximately $0.2 million for the period ended September 30, 2012 and 2011.

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

All Other Fees: For the fiscal years ended September 30, 2012 and 2011, the Company paid no other fees to Ernst & Young LLP for services rendered, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

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

During fiscal years 2012 and 2011, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Exhibit Number	Description

2.1(12)	Agreement and Plan of Merger, dated as of May 6, 2011, by and among Warner Music Group Corp., AI Entertainment Holdings LLC (formerly Airplanes Music LLC), and Airplanes Merger Sub, Inc.

3.1(13)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

4.1(1)	Indenture, dated as of July 20, 2011, among WM Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 9.50% Senior Secured Notes due 2016 (the “Second Tranche of Old Secured Notes”)

4.2(1)	Indenture, dated as of July 20, 2011, among WM Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018 (the “11.50% Senior Notes due 2018”)

4.3(1)	Indenture, dated as of July 20, 2011, among WM Holdings Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019 (the “13.75% Senior Notes due 2019”)

4.4(8)	Indenture, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, and, together with the Second Tranche of Old Secured Notes, the “Old Secured Notes” as Trustee, relating to the 9.50% Senior Secured Notes due 2016 (the “First Tranche of Old Secured Notes”)

4.5(17)	Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (“New Secured Notes”).

Exhibit Number	Description

4.6(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Acquisition Corp., the entities named in the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the Second Tranche of Old Secured Notes

4.7(17)	Second Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the Second Tranche of Old Secured Notes.

4.8(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Acquisition Corp., the entities named in the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018

4.9(17)	Second Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

4.10(17)	Third Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., Arms Up Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

4.11(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.12(14)	Second Supplemental Indenture, dated as of August 2, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.13(17)	Third Supplemental Indenture, dated as of October 30, 2012, among WMG Holdings Corp., Warner Music Group Corp., as guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019.

4.14(7)	Supplemental Indenture, dated as of May 23, 2011, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature page thereto and Wells Fargo Bank, National Association, as Trustee, relating to the First Tranche of Old Secured Notes

4.15(1)	Second Supplemental Indenture, dated as of July 20, 2011, among the subsidiary guarantors listed on the signature pages thereto, subsidiaries of WMG Acquisition Corp., WMG Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the First Tranche of Old Secured Notes

4.16(17)	Third Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the First Tranche of Old Secured Notes.

4.17(17)	First Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Secured Notes due 2021 (the “Euro Notes”).

4.18(17)	Second Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 (the “Dollar Notes”).

4.19	Form of Second Tranche of Old Secured Note of WMG Acquisition Corp. (included in Exhibit 4.1 hereto)

4.20	Form of 11.50% Senior Note due 2018 of WMG Acquisition Corp. (included in Exhibit 4.2 hereto)

Exhibit Number	Description

4.21	Form of 13.75% Senior Note due 2019 of WMG Holdings Corp. (included in Exhibit 4.3 hereto)

4.22	Form of First Tranche of Old Secured Note of WMG Acquisition Corp. (included in Exhibit 4.4 hereto)

4.23	Form of New Secured Note of WMG Acquisition Corp. (included in Exhibit 4.5 herto)

4.24(14)	Guarantee, dated August 2, 2011, issued by Warner Music Group Corp., relating to the 13.75% Senior Notes due 2019

4.25(16)	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the Second Tranche of Old Secured Notes

4.26(16)	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the First Tranche of Old Secured Notes

4.27(16)	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the 11.50% Senior Notes due 2018

4.28(21)	Guarantee, dated November 16, 2012, issued by Warner Music Group Corp., relating to the New Secured Notes.

4.29(17)	Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.30(17)	Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.31(17)	Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.32(17)	Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.33(17)	Satisfaction and Discharge of Indenture, dated as of November 1, 2012, relating to the Indenture, dated as of May 28, 2009, as amended, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, related to the First Tranche of Old Secured Notes.

4.34(17)	Satisfaction and Discharge of Indenture, dated as of November 1, 2012, relating to the Indenture, dated as of July 20, 2011, as amended, among WMG Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, related to the Second Tranche of Old Secured Notes.

10.1(17)	Credit Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., each lender from time to time party thereto, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint bookrunners and joint lead arrangers, and Barclays Bank PLC and UBS Securities LLC, as syndication agents, relating to a revolving credit facility.

10.2(17)	Credit Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., each lender from time to time party thereto, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint bookrunners and joint lead arrangers, and Barclays Bank PLC and UBS Securities LLC, as syndication agents, relating to a term loan credit facility.

Exhibit Number	Description

10.3(17)	Subsidiary Guaranty, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the revolving credit facility.

10.4(17)	Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.5**(4)	Amended and Restated Employment Agreement, dated as of March 14, 2008, by and between WMG Acquisition Corp. and Lyor Cohen

10.6**$	Separation Agreement and Release, dated September 28, 2012, between WMG Acquisition Corp. and Lyor Cohen

10.7**(5)	Letter Agreement, dated July 21, 2008, by and between Warner Music Inc. and Steven Macri

10.8**(18)	Separation Agreement and Release, dated November 10, 2011, between Warner Music inc. and Steven Macri

10.9**(18)	Employment Agreement, dated as of November 10, 2011, between Warner Music Inc. and Brian Roberts

10.11**(16)	Letter Agreement, dated as of December 29, 2010, between Warner/Chappell Music, Inc. and Cameron Strang

10.10**(19)	Employment Agreement, dated as of May 10, 2012, between Warner/Chappell Music, Inc. and Cameron Strang

10.12(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.13(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.14(6)	Assurance of Discontinuance, dated November 22, 2005

10.15(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.16*(9)	US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.17*(9)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.18*(9)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.19*(9)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.20**(10)	Warner Music Group Corp. Deferred Compensation Plan

10.21(11)	First Letter Amendment, dated January 14, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and the International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

Exhibit Number	Description

10.22*(11)	Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.23*(11)	Third Letter Amendment, dated January 25, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and the International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA International Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.24*(19)	Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.25 (20)	Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.26 (20)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.27(8)	Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties and as Notes Authorized Representative

10.28(8)	Copyright Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.29(8)	Patent Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.30(8)	Trademark Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.31**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.32(1)	Credit Agreement, dated as of July 20, 2011, among WMG Acquisition Corp., each lender from time to time party thereto and Credit Suisse AG, as administrative agent

10.33(1)	Subsidiary Guaranty, dated as of July 20, 2011 made by the Persons listed on the signature pages thereof under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties

10.34(1)	Copyright Security Agreement, dated July 20, 2011, made by 615 Music Library, LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.35(1)	Copyright Security Agreement, dated July 20, 2011, made by The All Blacks, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.36(1)	Copyright Security Agreement, dated July 20, 2011, made by Ferret Music LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.37(1)	Copyright Security Agreement, dated July 20, 2011, made by Ferret Music Holdings LLC, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

Exhibit Number	Description

10.38(1)	Copyright Security Agreement, dated July 20, 2011, made by J. Ruby Productions, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.39(1)	Copyright Security Agreement, dated July 20, 2011, made by Six-Fifteen Music Productions, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.40(1)	Copyright Security Agreement, dated July 20, 2011, made by Summy-Birchard Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.41(1)	Trademark Security Agreement, dated July 20, 2011, made by Warner Music Nashville LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.42(1)	Security Agreement Supplement, dated July 20, 2011, to the Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the subsidiary guarantors and Wells Fargo Bank, National Association, as collateral agent and notes authorized representative

10.43(15)	Amendment No. 1, dated as of September 28, 2011 to the Security Agreement dated as of May 28, 2009 among WMG Acquisition Corp., WMG Holdings Corp., the other Persons listed on the signature pages thereof, Wells Fargo Bank, National Association, as Collateral Agent, Wells Fargo Bank, National Association, as trustee under the Indenture and the other Authorized Representatives listed on the signature pages thereof

10.44**(16)	Letter Agreement, dated as of February 11, 2011, between Warner Music, Inc. and Paul M. Robinson

10.45**$	Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.46**$	Form of Limited Liability Company Agreement of WMG Management Holdings, LLC

10.47**$	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

21.1$	List of Subsidiaries

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1****	Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the year ended September 30, 2012, filed on December 13, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

$	Filed herewith

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment

**	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate

***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference
****	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)

(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)

(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)

(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)

(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)

(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)

(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)

(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 29, 2009 (File No. 001-32502)

(9)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)

(10)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)

(11)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)

(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)

(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)

(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-32502)

(15)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 3, 2011 (File No. 001-32502)

(16)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2011 (file. No. 001-32502)

(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)

(18)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502)

(19)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)

(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)

(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 19, 2012 (File No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 13, 2012.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 13, 2012.

Signature	Title

/S/ STEPHEN COOPER Stephen Cooper	CEO and Director (Chief Executive Officer)

/S/ CAMERON STRANG Cameron Strang	Chairman and CEO, Warner/Chappell Music and Director

/S/ LEN BLAVATNIK Len Blavatnik	Vice Chairman of the Board of Directors

/S/ LINCOLN BENET Lincoln Benet	Director

/S/ ALEX BLAVATNIK Alex Blavatnik	Director

/S/ EDGAR BRONFMAN, JR. Edgar Bronfman, Jr.	Director

Signature	Title

/S/ THOMAS H. LEE Thomas H. Lee	Director

/S/ JÖRG MOHAUPT Jörg Mohaupt	Director

/S/ DONALD A. WAGNER Donald A. Wagner	Director