Form 10-Q
period 2012-12-31
Warner Music Group Corp.
filed 2013-02-14
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

There is no public market for the Registrant’s common stock. As of February 14, 2013 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31, 2012	September 30, 2012
	(in millions)
Assets
Current assets:
Cash and equivalents	$189	$302
Accounts receivable, less allowances of $91 and $63 million	418	398
Inventories	27	28
Royalty advances expected to be recouped within one year	132	116
Deferred tax assets	51	51
Other current assets	52	44

Total current assets	869	939
Royalty advances expected to be recouped after one year	162	142
Property, plant and equipment, net	147	152
Goodwill	1,384	1,380
Intangible assets subject to amortization, net	2,453	2,499
Intangible assets not subject to amortization	102	102
Other assets	82	64

Total assets	$5,199	$5,278

Liabilities and Equity
Current liabilities:
Accounts payable	$149	$156
Accrued royalties	1,027	997
Accrued liabilities	215	258
Accrued interest	40	89
Deferred revenue	158	101
Current portion of long-term debt	30	—
Other current liabilities	22	5

Total current liabilities	1,641	1,606
Long-term debt	2,195	2,206
Deferred tax liabilities	358	375
Other noncurrent liabilities	141	147

Total liabilities	4,335	4,334

Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	—	—
Additional paid-in capital	1,127	1,129
Accumulated deficit	(223)	(143)
Accumulated other comprehensive loss, net	(57)	(59)

Total Warner Music Group Corp. equity	847	927
Noncontrolling interest	17	17

Total equity	864	944

Total liabilities and equity	$5,199	$5,278

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
	(in millions)
Revenues	$769	$775
Costs and expenses:
Cost of revenues	(408)	(420)
Selling, general and administrative expenses (a)	(262)	(268)
Amortization of intangible assets	(48)	(48)

Total costs and expenses	(718)	(736)

Operating income	51	39
Loss on extinguishment of debt	(83)	—
Interest expense, net	(53)	(57)
Other expense, net	(5)	(2)

Loss before income taxes	(90)	(20)
Income tax benefit (expense)	11	(6)

Net loss	(79)	(26)
Less: income attributable to noncontrolling interest	(1)	—

Net loss attributable to Warner Music Group Corp.	$(80)	$(26)

(a) Includes depreciation expense of:	$(13)	$(12)

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
	(in millions)
Net loss	$(79)	$(26)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(14)
Deferred gains on derivative financial instruments	—	—
Minimum pension liability	—	—

Other comprehensive loss, net of tax:	2	(14)

Total comprehensive loss	(77)	(40)
Less: comprehensive income attributable to noncontrolling interest	(1)	—

Comprehensive loss attributable to Warner Music Group Corp.	$(78)	$(40)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
	(in millions)
Cash flows from operating activities
Net loss	$(79)	$(26)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	83	—
Depreciation and amortization	61	60
Deferred income taxes	(10)	(2)
Non-cash interest (income) expense	2	(1)
Changes in operating assets and liabilities:
Accounts receivable	(23)	(42)
Inventories	1	—
Royalty advances	(35)	(13)
Accounts payable and accrued liabilities	(53)	(25)
Royalty payables	32	66
Accrued interest	(49)	(23)
Deferred income	55	30
Other balance sheet changes	5	1

Net cash (used in) provided by operating activities	(10)	25

Cash flows from investing activities
Acquisition of publishing rights	(8)	(7)
Proceeds from the sale of music catalog	—	2
Capital expenditures	(7)	(6)

Net cash used in investing activities	(15)	(11)

Cash flows from financing activities
Proceeds from draw down of the New Revolving Credit Facility	31	—
Repayment of the New Revolving Credit Facility	(31)	—
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	500	—
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—
Proceeds from Acquisition Corp Term Loan Facility, net	594	—
Repayment of Acquisition Corp 9.5% Senior Subordinated Notes	(1,250)	—
Financing fees paid for early redemption of debt	(127)	—
Deferred financing costs paid	(30)	—
Distribution to noncontrolling interest holder	—	(1)

Net cash used in financing activities	(86)	(1)

Effect of exchange rate changes on cash and equivalents	(2)	1

Net (decrease) increase in cash and equivalents	(113)	14
Cash and equivalents at beginning of period	302	154

Cash and equivalents at end of period	$189	$168

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions, except per share amounts)
Balance at September 30, 2012	1,000	$0.001	$1,129	$(143)	$(59)	$927	$17	$944
Net (loss) income	—	—	—	(80)	—	(80)	1	(79)
Deconsolidation of entity	—	—	(2)	—	—	(2)	—	(2)
Other comprehensive loss	—	—	—	—	2	2	—	2
Noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Stock dividend	55	—	—	—	—	—	—	—

Balance at December 31, 2012	1,055	$0.001	$1,127	$(223)	$(57)	$847	$17	$864

See accompanying notes

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

On the Merger Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011 the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. Following such suspension, the Company continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing the Company’s outstanding indebtedness. Additionally, the Company filed two exchange offer registration statements with the SEC in connection with the registration of the 11.50% Senior Unsecured Notes due 2018 issued by Acquisition Corp. (the “Unsecured WMG Notes”) and the 13.75% Senior Notes due 2019 issued by Holdings (the “Holdings Notes”) and the related guarantees by the Company, both of which became effective on March 16, 2012. As a result, the Company’s obligations to file reports pursuant to Section 15(d) of the Exchange Act were reinstated until the end of our fiscal year ended September 30, 2012 and it has continued to file Exchange Act reports with the SEC in accordance with certain covenants contained in the instruments covering its outstanding indebtedness.

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

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and the Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become the Company’s primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, the Company has a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally the Company engages in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s U.S. record labels have international rights. In certain smaller markets, the Company licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which the Company provides resources to coordinate tours for the Company’s artists and other artists.

Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S., ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

The Company plays an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of the Company’s record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. The Company’s Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and online subscription services like Spotify, Rhapsody and Deezer, and Internet radio services like Pandora and iHeart Radio. In the case of expanded-rights deals where the Company acquires broader rights in a recording artist’s career, the Company may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. The Company believes expanded-rights deals create better partnerships with its artists, which allow the Company and its artists to work together more closely to create and sustain artistic and commercial success.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. As a music-based content company, the Company has assets that go beyond its recorded music and music publishing catalogs, such as its music video library, which it has begun to monetize through digital channels. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

The Company is also diversifying its revenues beyond its traditional businesses by entering into artist services and expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company has developed an artist services business to exploit this broader set of music-related rights and to participate more broadly in the monetization of the artist brands it helps create. In developing the Company’s artist services business, the Company has both built and expanded in-house capabilities and expertise and has acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, the Company acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd.,

Hallmark Entertainment and Disney Music Publishing. In July 2012, the Company announced that Warner/Chappell had acquired the master and publishing rights with respect to film music owned by Miramax Films, which contains the film scores and certain masters from numerous critically acclaimed films. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, and is collectively branded as Warner/Chappell Production Music.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2013.

The consolidated balance sheet at September 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to December 31, 2012 and December 31, 2011 relate to the three-month periods ended December 28, 2012 and December 30, 2011, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that other than described in Note 11, no additional disclosures are necessary.

New Accounting Pronouncements

During the first quarter of fiscal 2013, the Company adopted ASU 2011-05, Presentation of Comprehensive Income. ASU 2011-05 requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of operations and other comprehensive income. The Company simultaneously adopted ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers the requirement to present components of reclassifications of comprehensive income on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. The adoption of these standard updates did not have a significant impact on the Company’s financial statements, other than presentation.

During the first quarter of fiscal 2013, the Company adopted ASU 2011-08, Testing Goodwill for Impairment. ASU 2011-08 provides entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this standard update did not have an impact on the Company’s financial statements.

During the first quarter of fiscal 2013, the Company adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides the option to perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of this standard update did not have an impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify which financial assets and financial liabilities are included within the scope of ASU 2011-11. These ASUs require additional quantitative and qualitative disclosures over financial instruments and derivative instruments that are offset on the balance

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than disclosure.

sheet or subject to master netting arrangements. Both ASUs are effective for annual and interim reporting periods for fiscal years beginning on or after January 1, 2013. The adoption of these standards is not expected to have a significant impact on the Company’s financial statements, other than presentation.

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

	Foreign Currency Translation Loss	Minimum Pension Liability	Deferred Gains On Derivative Financial Instruments	Accumulated Other Comprehensive (Loss)/Income
	(in millions)
Balance at September 30, 2012	$(54)	$(6)	$1	$(59)
Activity through December 31, 2012	2	—	—	2

Balance at December 31, 2012	$(52)	$(6)	$1	$(57)

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2012 (in millions):

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2012	$916	$464	$1,380
Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	4	—	4

Balance at December 31, 2012	$920	$464	$1,384

The Company performs its annual goodwill impairment test in accordance with FASB ASC Topic 350, Intangibles—Goodwill and other (“ASC 350”) during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	December 31, 2012	September 30, 2012
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$544	$547
Music publishing copyrights	1,518	1,508
Artist and songwriter contracts	661	667
Trademarks	7	7

	2,730	2,729
Accumulated amortization	(277)	(230)

Total net intangible assets subject to amortization	2,453	2,499
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,555	$2,601

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consisted of the following (in millions):

	December 31, 2012	September 30, 2012
	(in millions)
Old Revolving Credit Facility (a)	$—	$—
New Revolving Credit Facility (b)	—	—
Term Loan Facility due 2018—Acquisition Corp (c)	594	—
9.5% Senior Secured Notes due 2016—Acquisition Corp (d)	—	1,151
9.5% Senior Secured Notes due 2016—Acquisition Corp (e)	—	156
6.00% Senior Secured Notes due 2021—Acquisition Corp	500	—
6.25% Senior Secured Notes due 2021—Acquisition Corp (f)	231	—
11.5% Senior Notes due 2018—Acquisition Corp (g)	750	749
13.75% Senior Notes due 2019—Holdings	150	150

Total debt	$2,225	$2,206
Less: current portion	30	—

Total long term debt	$2,195	$2,206

(a)	Reflects $60 million of commitments under the Old Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2012. There were no loans outstanding under the Old Revolving Credit Facility as of September 30, 2012. The Old Revolving Credit Facility was retired in connection with the 2012 Refinancing and replaced with the New Revolving Credit Facility.
(b)	Reflects $150 million of commitments under the New Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at December 31, 2012. There were no loans outstanding under the New Revolving Credit Facility as of December 31, 2012.
(c)	Face amount of $600 million less unamortized discount of $6 million. Of this amount, $30 million, representing the scheduled amortization of the Term Loans, was included in the current portion of long term debt at December 31, 2012.
(d)	Face amount of $1.1 billion plus unamortized premiums of $51 million at September 30, 2012. All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(e)	Face amount of $150 million plus unamortized premiums of $6 million at September 30, 2012. All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(f)	Face amount of €175 million. Amount above represents the dollar equivalent of such notes at December 31, 2012.
(g)	Face amount of $765 million less unamortized discounts of $15 million and $16 million at December 31, 2012 and September 30, 2012, respectively.

2012 Debt Refinancing

On November 1, 2012, the Company completed a refinancing of its then outstanding Senior Secured Notes due 2016 (the “2012 Refinancing”). In connection with the 2012 Refinancing, the Company issued new senior secured notes consisting of $500 million aggregate principal amount of Senior Secured Notes due 2021 and €175 million aggregate principal amount of Senior Secured Notes due 2021 (the “New Secured Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “New Revolving Credit Facility” and, together with Term Loan Facility, the “New Senior Credit Facilities”). The proceeds from the 2012 Refinancing, together with $101 million of the Company’s available cash, were used to pay the total consideration due in connection with the tender offers for all of the Company’s previously outstanding $1.250 billion 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining notes not tendered in the tender offers. The Company also retired its existing $60 million Revolving Credit Facility in connection with the 2012 Refinancing, replacing it with the New Revolving Credit Facility. The Company also borrowed $31 million under the New Revolving Credit Facility as part of the 2012 Refinancing, which loans were repaid in full on December 3, 2012.

In connection with the 2012 Refinancing, the Company made a redemption payment of $1.377 billion, which included the repayment of the Company’s previously outstanding $1.250 billion Old Secured Notes, tender/call premiums of $93 million and consent fees of approximately $34 million. The Company also paid approximately $45 million in accrued interest through the closing date.

The Company recorded a loss on extinguishment of debt of approximately $83 million in the three months ended December 31, 2012, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date, which included the principal value of $1.250 billion, plus unamortized premiums of $55 million, less unamortized debt issuance costs of $11 million related to the Old Secured Notes.

Interest Rates

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

See also “Financial Condition and Liquidity” for a further discussion.

Scheduled Amortization of Term Loan

The Term Loans under the Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 5.00% of the original principal amount of the Term Loan Facility with the balance payable on maturity date of the Term Loans. The first quarterly installment will be due March 31, 2013. $30 million is scheduled to be repaid in each of the successive five years, in quarterly installments, with $450 million payable thereafter.

Maturities of Credit Agreements

The Term Loan Facility matures on November 1, 2018. The New Revolving Credit Facility matures on November 1, 2017.

Maturities of Senior Notes

As of December 31, 2012, there are no scheduled maturities until 2018 ($750 million). Thereafter, $881 million is scheduled to mature.

Interest Expense

Total interest expense, net was $53 million and $57 million for the three months ended December 31, 2012 and December 31, 2011, respectively. The weighted-average interest rate of the Company’s total debt was 8.2% and 10.5% for the three months ended December 31, 2012 and December 31, 2011, respectively.

6. Commitments and Contingencies

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against the Company in Federal Court in the Northern District of California between February 2, 2012 and March 10, 2012. The lawsuits, which were brought by various recording artists, all allege that the Company has improperly calculated the royalties due to them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies, including us. Plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the Court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until February 28, 2013 to allow for mediation of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. The parties participated in a mediation on January 3, 2013, and discussions are ongoing. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

7. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency, including Euro denominated debt. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 10.

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

Interest Rate Risk Management

The Company has $2.225 billion of debt outstanding at December 31, 2012, of which $594 million is variable rate debt. As such, the Company is exposed to changes in interest rates. The Company manages this exposure through the fixed-to-floating debt ratio; currently 73% of our debt is at a fixed rate.

In addition to the $594 million of variable rate debt, the Company also had $1.631 billion of fixed-rate debt. Based on the level of interest rates prevailing at December 31, 2012, the fair value of this fixed-rate debt was approximately $1.831 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $14 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

For royalty related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations where there is an equal and offsetting entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of December 31, 2012, the Company had outstanding hedge contracts for the sale of $357 million and the purchase of $260 million of foreign currencies at fixed rates. As of December 31, 2012, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging. As of September 30, 2012, the Company had outstanding hedge contracts for the sale of $349 million and the purchase of $21 million of foreign currencies at fixed rates. As of September 30, 2012, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging.

8. Segment Information

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

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While inter-company transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, therefore, do not themselves impact the consolidated results. Segment information consists of the following (in millions):

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
December 31, 2012

Revenues	$657	$116	$(4)	$769
OIBDA	114	16	(18)	112
Depreciation of property, plant and equipment	(7)	(2)	(4)	(13)
Amortization of intangible assets	(33)	(15)	—	(48)

Operating income (loss)	$74	$(1)	$(22)	$51

December 31, 2011

Revenues	$659	$121	$(5)	$775
OIBDA	104	16	(21)	99
Depreciation of property, plant and equipment	(8)	(1)	(3)	(12)
Amortization of intangible assets	(33)	(15)	—	(48)

Operating income (loss)	$63	$—	$(24)	$39

9. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $100 million and $79 million during the three months ended December 31, 2012 and December 31, 2011, respectively. The increase in cash interest is due to timing of interest payments resulting from the refinancing of debt in the current period and the financing at the time of the Merger. The Company paid approximately $5 million and $20 million of income and withholding taxes, net of refunds, during the three months ended December 31, 2012 and December 31, 2011, respectively. The $20 million of cash tax payments during the 3 months ended December 31, 2011 includes $15 million of a payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc. (the “2004 Acquisition Agreement”).

10. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2012 and September 30, 2012. Balances in other current and other non-current liabilities represent purchase obligations and contingent consideration related to our various acquisitions. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other income, net in the statement of operations.

	Fair Value Measurements as of December 31, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(4)	$—	$(4)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(6)	$(6)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(10)	$(10)

	Fair Value Measurements as of September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(5)	$—	$(5)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(11)	$(11)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of our various acquisitions and the expected timing of the payment. The change represents the increase in contingent consideration on a previous acquisition.

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

11. Subsequent Events

Acquisition of Parlophone Label Group

On February 7, 2013, the Company announced that it had signed a definitive agreement to acquire the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million, or approximately $765 million, in an all-cash transaction (the “Transaction”). References below to the “Transaction” include the transactions contemplated by the EMI France Agreement unless the context otherwise requires.

In connection with the Transaction, a wholly owned subsidiary, Warner Music Holdings Limited, together with certain other Company subsidiaries, as buyers, and WMG Acquisition Corp., as guarantor, entered into a Share Purchase Agreement, dated as of February 6, 2013 (the “PLG Agreement”), with certain subsidiaries of Universal Music Group, relating to the purchase of the outstanding shares of capital stock of PLG Holdco Limited and related entities composing the Parlophone Label Group. Warner Music Holdings BV also entered into a put option (the “Put Option”) with EMI Music France Holdco Limited (the “EMI France Seller”) in respect of the outstanding shares of EMI Music France SAS (“EMI France”). Pursuant to the terms of the Put Option, the EMI France Seller will, upon satisfaction of conditions with respect to the workers council consultation process, exercise the put option and execute the sale and purchase agreement (the “EMI France Agreement”) (the form of which has been agreed) between the same parties to the Put Option to transfer the outstanding shares of EMI France to Warner Music Holdings BV (the “EMI France Transaction”). It is intended that the transactions contemplated by the EMI France Agreement shall be consummated in connection with the consummation of the transactions contemplated by the PLG Agreement.

The Transaction is being undertaken by Universal Music Group in order to comply with divestiture conditions imposed by the European Commission in connection with the acquisition by Universal Music Group of the recorded music business of EMI in 2012.

The Parlophone Label Group includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres, as well as some of the industry’s leading executive talent. The Parlophone Label Group is comprised of the historic Parlophone label and Chrysalis and Ensign labels as well as EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. Its artist roster and catalog of recordings include, among many others, Air, Coldplay, Daft Punk, Danger Mouse, David Guetta, Deep Purple, Duran Duran, Edith Piaf, Gorillaz, Iron Maiden, Itzhak Perlman, Jethro Tull, Kate Bush, Kylie Minogue, Maria Callas, Pet Shop Boys, Pink Floyd, Radiohead, Shirley Bassey, Tina Turner and Tinie Tempah.

Consummation of the Transaction is subject to certain regulatory approvals and customary conditions, including, without limitation, approval of the Transaction by the European Commission pursuant to Council Regulation (EC) No. 139/2004, as amended, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Consummation of the EMI France Transaction is subject to conclusion of the consultation process with the workers’ council (comite d’entreprise) of EMI France.

The PLG Agreement provides that the buyers thereunder may assign to an entity under common control with the Company the PLG Agreement and all of their rights and obligations thereunder without the prior written consent of the seller under certain circumstances.

The Company has obtained commitments to finance the Transaction through an incremental term loan facility under its existing Term Loan Credit Agreement. The commitments are subject to customary conditions, including the execution and delivery of customary documentation.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. has issued and outstanding the 6.00% Senior Secured Notes due 2021, the 6.25% Senior Secured Notes due 2012, and the 11.50% Senior Notes due 2018 (together, the “Acquisition Corp. Notes”).

The Holdings Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-Q for December 31, 2011. The Company uses the equity method to account for its investment in its subsidiaries. The revised presentation reflects adjustments to certain equity, intercompany and investment balances primarily to properly reflect the impact of purchase accounting in the consolidating balance sheet. We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor subsidiaries from Operating Activities to Financing Activities. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes and the credit agreements for the Acquisition Corp. New Senior Credit Facilities, and, with respect to the Company, the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

December 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$44	$145	$—	$189	$—	$—	$—	$189
Accounts receivable, net	—	171	247	—	418	—	—	—	418
Inventories	—	10	17	—	27	—	—	—	27
Royalty advances expected to be recouped within one year	—	78	54	—	132	—	—	—	132
Deferred tax assets	—	35	16	—	51	—	—	—	51
Other current assets	—	10	42	—	52	—	—	—	52

Total current assets	—	348	521	—	869	—	—	—	869
Royalty advances expected to be recouped after one year	—	96	66	—	162	—	—	—	162
Investments in and advances to (from) consolidated subsidiaries	3,066	708	—	(3,774)	—	994	847	(1,841)	—
Property, plant and equipment, net	—	103	44	—	147	—	—	—	147
Goodwill	—	1,379	5	—	1,384	—	—	—	1,384
Intangible assets subject to amortization, net	—	1,068	1,385	—	2,453	—	—	—	2,453
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due (to) from parent companies	—	112	(112)	—	—	—	—	—	—
Other assets	51	11	12	—	74	8	—	—	82

Total assets	$3,117	$3,900	$1,948	$(3,774)	$5,191	$1,002	$847	$(1,841)	$5,199

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$84	$65	$—	$149	$—	$—	$—	$149
Accrued royalties	—	554	473	—	1,027	—	—	—	1,027
Accrued liabilities	2	77	136	—	215	—	—	—	215
Accrued interest	35	—	—	—	35	5	—	—	40
Deferred revenue	—	103	55	—	158	—	—	—	158
Current portion of long-term debt	30	—	—	—	30	—	—	—	30
Other current liabilities	—	11	5	6	22	—	—	—	22

Total current liabilities	67	829	734	6	1,636	5	—	—	1,641
Long-term debt	2,045	—	—	—	2,045	150	—	—	2,195
Deferred tax liabilities, net	—	146	212	—	358	—	—	—	358
Other noncurrent liabilities	11	42	78	10	141	—	—	—	141

Total liabilities	2,123	1,017	1,024	16	4,180	155	—	—	4,335

Total Warner Music Group Corp. equity (deficit)	994	2,883	907	(3,790)	994	847	847	(1,841)	847

Noncontrolling interest	—	—	17	—	17	—	—	—	17
Total equity (deficit)	994	2,883	924	(3,790)	1,011	847	847	(1,841)	864

Total liabilities and equity (deficit)	$3,117	$3,900	$1,948	$(3,774)	$5,191	$1,002	$847	$(1,841)	$5,199

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet

September 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$44	$105	$143	$—	$292	$10	$—	$—	$302
Accounts receivable, net	—	158	240	—	398	—	—	—	398
Inventories	—	11	17	—	28	—	—	—	28
Royalty advances expected to be recouped within one year	—	67	49	—	116	—	—	—	116
Deferred tax assets	—	35	16	—	51	—	—	—	51
Other current assets	7	8	29	—	44	—	—	—	44

Total current assets	51	384	494	—	929	10	—	—	939
Royalty advances expected to be recouped after one year	—	82	60	—	142	—	—	—	142
Investments in and advances to (from) consolidated subsidiaries	3,133	621	—	(3,754)	—	1,070	926	(1,996)	—
Property, plant and equipment, net	—	108	44	—	152	—	—	—	152
Goodwill	—	1,375	5	—	1,380	—	—	—	1,380
Intangible assets subject to amortization, net	—	1,097	1,402	—	2,499	—	—	—	2,499
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due from (to) parent companies	—	176	(176)	—	—	—	—	—	—
Other assets	32	12	13	—	57	6	1	—	64

Total assets	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$81	$75	$—	$156	$—	$—	$—	$156
Accrued royalties	—	591	406	—	997	—	—	—	997
Accrued liabilities	—	113	145	—	258	—	—	—	258
Accrued interest	79	—	—	—	79	10	—	—	89
Deferred revenue	—	63	38	—	101	—	—	—	101
Other current liabilities	—	9	(7)	3	5	—	—	—	5

Total current liabilities	79	857	657	3	1,596	10	—	—	1,606
Long-term debt	2,056	—	—	—	2,056	150	—	—	2,206
Deferred tax liabilities, net	—	159	216	—	375	—	—	—	375
Other noncurrent liabilities	11	47	81	8	147	—	—	—	147

Total liabilities	2,146	1,063	954	11	4,174	160	—	—	4,334

Total Warner Music Group Corp. equity (deficit)	1,070	2,867	898	(3,765)	1,070	926	927	(1,996)	927

Noncontrolling interest	—	—	17	—	17	—	—	—	17
Total equity (deficit)	1,070	2,867	915	(3,765)	1,087	926	927	(1,996)	944

Total liabilities and equity (deficit)	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$344	$481	$(56)	$769	$—	$—	$—	$769
Costs and expenses:
Cost of revenues	—	(162)	(295)	49	(408)	—	—	—	(408)
Selling, general and administrative expenses	—	(123)	(154)	15	(262)	—	—	—	(262)
Amortization of intangible assets	—	(30)	(18)	—	(48)	—	—	—	(48)

Total costs and expenses	—	(315)	(467)	64	(718)	—	—	—	(718)

Operating income	—	29	14	8	51	—	—	—	51
Loss on extinguishment of debt	(83)	—	—	—	(83)	—	—	—	(83)
Interest expense, net	(43)	1	(5)	—	(47)	(6)	—	—	(53)
Equity gains (losses) from consolidated subsidiaries	41	(17)	—	(24)	—	(74)	(80)	154	—
Other expense, net	—	(5)	—	—	(5)	—	—	—	(5)

(Loss) income before income taxes	(85)	8	9	(16)	(84)	(80)	(80)	154	(90)
Income tax benefit (expense)	11	10	(1)	(9)	11	—	—	—	11

Net (loss) income	(74)	18	8	(25)	(73)	(80)	(80)	154	(79)
Less: loss attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)

Net (loss) income attributable to Warner Music Group Corp.	$(74)	$18	$7	$(25)	$(74)	$(80)	$(80)	$154	$(80)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2011

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$333	$495	$(53)	$775	$—	$—	$—	$775
Costs and expenses:
Cost of revenues	—	(165)	(303)	48	(420)	—	—	—	(420)
Selling, general and administrative expenses	—	(124)	(149)	5	(268)	—	—	—	(268)
Amortization of intangible assets	—	(15)	(33)	—	(48)	—	—	—	(48)

Total costs and expenses	—	(304)	(485)	53	(736)	—	—	—	(736)

Operating income	—	29	10	—	39	—	—	—	39
Interest expense, net	(49)	1	(3)	—	(51)	(6)	—	—	(57)
Equity gains (losses) from consolidated subsidiaries	34	(13)	—	(21)	—	(20)	(26)	46	—
Other income (expense), net	1	24	(27)	—	(2)	—	—	—	(2)

(Loss) income before income taxes	(14)	41	(20)	(21)	(14)	(26)	(26)	46	(20)
Income tax (expense) benefit	(6)	(7)	(2)	9	(6)	—	—	—	(6)

Net (loss) income	(20)	34	(22)	(12)	(20)	(26)	(26)	46	(26)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp.	$(20)	$34	$(22)	$(12)	$(20)	$(26)	$(26)	$46	$(26)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(74)	$18	$8	$(25)	$(73)	$(80)	$(80)	$154	$(79)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	—	2	—	2	—	—	—	2
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive income, net of tax:	—	—	2	—	2	—	—	—	2

Total comprehensive (loss) income	(74)	18	10	(25)	(71)	(80)	(80)	154	(77)
Comprehensive loss attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(74)	$18	$9	$(25)	$(72)	$(80)	$(80)	$154	$(78)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2011

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(20)	$34	$(22)	$(12)	$(20)	$(26)	$(26)	$46	$(26)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	—	—	(14)	—	(14)	—	—	—	(14)
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive loss, net of tax:	—	—	(14)	—	(14)	—	—	—	(14)

Total comprehensive (loss) income	(20)	34	(36)	(12)	(34)	(26)	(26)	46	(40)
Comprehensive income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(20)	$34	$(36)	$(12)	$(34)	$(26)	$(26)	$46	$(40)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(74)	$18	$8	$(25)	$(73)	$(80)	$(80)	$154	$(79)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on extinguishment of debt	83	—	—	—	83	—	—	—	83
Depreciation and amortization	—	39	22	—	61	—	—	—	61
Deferred income taxes	—	—	(10)	—	(10)	—	—	—	(10)
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Equity (gains) losses from consolidated subsidiaries	(41)	17	—	24	—	74	80	(154)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(14)	(9)	—	(23)	—	—	—	(23)
Inventories	—	1	—	—	1	—	—	—	1
Royalty advances	—	(25)	(10)	—	(35)	—	—	—	(35)
Accounts payable and accrued liabilities	—	29	(80)	(2)	(53)	—	—	—	(53)
Royalty payables	—	(36)	68	—	32	—	—	—	32
Accrued interest	(44)	—	—	—	(44)	(5)	—	—	(49)
Deferred income	—	40	15	—	55	—	—	—	55
Other balance sheet changes	11	(14)	5	3	5	—	—	—	5

Net cash (used in) provided by operating activities	(63)	55	9	—	1	(11)	—	—	(10)

Cash flows from investing activities:
Acquisition of publishing rights	—	(6)	(2)	—	(8)	—	—	—	(8)
Proceeds from the sale of music catalog	—	—	—	—	—	—	—	—	—
Advances to issuer	106	—	—	(106)	—	—	—	—	—
Capital expenditures	—	(4)	(3)	—	(7)	—	—	—	(7)

Net cash provided by (used in) investing activities	106	(10)	(5)	(106)	(15)	—	—	—	(15)

Cash flows from financing activities:
Dividend by Acquisition Corp to Holdings Corp	(2)	—	—	—	(2)	2	—	—	—
Change in due (from) to issuer	—	(106)	—	106	—	—	—	—	—
Proceeds from draw down of the Revolving Credit Facility	31	—	—	—	31	—	—	—	31
Repayment of the Revolving Credit Facility	(31)	—	—	—	(31)	—	—	—	(31)
Proceeds from issuance of Acquisition Corp 6.0% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Proceeds from Acquisition Corp Term Loan Facility	594	—	—	—	594	—	—	—	594
Repayment of Acquisition Corp. 9.5% Senior Subordinated Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Financing fees paid for early redemption of debt	(127)	—	—	—	(127)	—	—	—	(127)
Financing costs paid	(29)	—	—	—	(29)	(1)	—	—	(30)

Net cash (used in) provided by financing activities	(87)	(106)	—	106	(87)	1	—	—	(86)
Effect of foreign currency exchange rate changes on cash	—	—	(2)	—	(2)	—	—	—	(2)

Net (decrease) increase in cash and equivalents	(44)	(61)	2	—	(103)	(10)	—	—	(113)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302

Cash and equivalents at end of period	$—	$44	$145	$—	$189	$—	$—	$—	$189

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2011

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(20)	$34	$(22)	$(12)	$(20)	$(26)	$(26)	$46	$(26)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	23	37	—	60	—	—	—	60
Deferred income taxes	—	—	(2)	—	(2)	—	—	—	(2)
Non-cash interest expense	(1)	—	—	—	(1)	—	—	—	(1)
Equity losses (gains) from consolidated subsidiaries	(34)	13	—	21	—	20	26	(46)	—
Changes in operating assets and liabilities:
Accounts receivable	15	5	(62)	—	(42)	—	—	—	(42)
Inventories	—	—	—	—	—	—	—	—	—
Royalty advances	—	12	(25)	—	(13)	—	—	—	(13)
Accounts payable and accrued liabilities	—	(75)	59	(9)	(25)	—	—	—	(25)
Royalty payables	—	(24)	90	—	66	—	—	—	66
Accrued interest	(23)	—	—	—	(23)	—	—	—	(23)
Deferred income	—	20	10	—	30		—	—	30
Other balance sheet changes	—	24	(25)	—	(1)	2	—	—	1

Net cash (used in) provided by operating activities	(63)	32	60	—	29	(4)	—	—	25

Cash flows from investing activities:
Acquisition of publishing rights	—	(2)	(5)	—	(7)	—	—	—	(7)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Advances to issuer	46	—	—	(46)	—	—	—	—	—
Capital expenditures	—	(4)	(2)	—	(6)	—	—	—	(6)

Net cash provided by (used in) investing activities	46	(4)	(7)	(46)	(11)	—	—	—	(11)

Cash flows from financing activities:
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Change in due (from) to issuer	—	(46)	—	46	—	—	—	—	—

Net cash (used in) provided by financing activities	—	(46)	(1)	46	(1)	—	—	—	(1)

Effect of foreign currency exchange rate changes on cash	—	—	1	—	1	—	—	—	1

Net (decrease) increase in cash and equivalents	(17)	(18)	53	—	18	(4)	—	—	14
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$—	$43	$125	$—	$168	$—	$—	$—	$168

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding the consummation of the Transaction (as defined below), including any related financing and the realization of any benefits following the consummation of the Transaction, our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	downward pressure on our pricing and our profit margins and reductions in shelf space;

•	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;

•	threats to our business associated with home copying and Internet downloading;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	the impact of legitimate channels for digital distribution of our creative content;

•

our dependence on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;

•	our involvement in intellectual property litigation;

•	our ability to continue to enforce our intellectual property rights in digital environments;

•

the ability to develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	the failure of regulators to approve the Transaction;

•	the risk that the Transaction may not be completed on the expected time table, or at all;

•	failure to realize expected synergies and other benefits contemplated by the Transaction;

•	disruption from the Transaction making it more difficult to maintain certain strategic relationships.

•	risks relating to recent or future ratings agency actions or downgrades as a result of the announcement of the Transaction;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	significant fluctuations in our operations and cash flows from period to period;

•	our inability to compete successfully in the highly competitive markets in which we operate;

•

further consolidation of our industry and its impact on the competitive landscape of the music industry, specifically the acquisition of EMI’s recorded music business by Universal Music Group and the acquisition of EMI’s music publishing business by a consortium led by Sony Corporation of America;

•	trends, developments or other events in some foreign countries in which we operate;

•	local economic conditions in the countries in which we operate;

•	our failure to attract and retain our executive officers and other key personnel;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	an impairment in the carrying value of goodwill or other intangible and long-lived assets;

•	unfavorable currency exchange rate fluctuations;

•	our failure to have full control and ability to direct the operations we conduct through joint ventures;

•	legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	the impact of, and risks inherent in, acquisitions or business combinations;

•	risks inherent to our outsourcing of information technology infrastructure and certain finance and accounting functions;

•

the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings;

•

the impact of our substantial leverage, including any increase associated with additional indebtedness to be incurred in connection with the Transaction, on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

•

the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

•	the fact that our debt agreements contain restrictions that limit our flexibility in operating our business;

•	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness;

•

the significant amount of cash required to service our indebtedness and the ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control;

•	risks of downgrade, suspension or withdrawal of the rating assigned by a rating agency to us could impact our cost of capital;

•

risks relating to Access, which indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;

•	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe;

•	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;

•	changes in law and government regulations; and

•	risks related to other factors discussed under “Risk Factors” in this Quarterly Report.

There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in the “Risk Factors” section of this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

On the Merger Closing Date, the Company notified the New York Stock Exchange, Inc. (the “NYSE”) of its intent to remove the Company’s common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of the Company’s common stock from the NYSE. On July 21, 2011, in accordance with the Company’s request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of the Company’s common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, the Company filed a Form 15 with the SEC in order to provide notification of a suspension of its duty to file reports under Section 15(d) of the Exchange Act. Following such suspension, the Company continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing the Company’s outstanding indebtedness. Additionally, we filed two exchange offer registration statements with the SEC in connection with the registration of our 11.50% Senior Unsecured Notes due 2018 issued by Acquisition Corp. (the “Unsecured WMG Notes”) and our 13.75% Senior Notes due 2019 issued by Holdings (the “Holdings Notes”) and the related guarantees by the Company, both of which became effective on March 16, 2012. As a result, our obligations to file reports pursuant to Section 15(d) of the Exchange Act were reinstated until the end of our fiscal year ended September 30, 2012 and we have continued to file Exchange Act reports with the SEC in accordance with certain covenants contained in the instruments covering our outstanding indebtedness. The Company and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2012 and December 31, 2011. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 30, 2012 and December 31, 2011 as well as a discussion of our financial condition and liquidity as of December 31, 2012. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. However, a limitation of the use of the constant-currency results as a performance measure is that it does not reflect the impact of exchange rates on our revenue, including, for example, the $8 million, $7 million and $1 million unfavorable impact of exchange rates on our Total, Recorded Music, and Music Publishing revenue, in the three months ended December 31, 2012 compared to the prior-year quarter. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and the Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. Rhino has also become our primary licensing division focused on acquiring broader licensing rights from certain catalog artists. For example, we have a 50% interest in Frank Sinatra Enterprises, an entity that administers licenses for use of Frank Sinatra’s name and likeness and manages all aspects of his music, film and stage content. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally we engage in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license to unaffiliated third-party record labels the right to distribute our records. Our international artist services operations also include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists.

Our Recorded Music distribution operations include WEA Corp., which markets and sells music and DVD products to retailers and wholesale distributors in the U.S., ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products. After an artist has entered into a contract with one of our record labels, a master recording of the artist’s music is created. The recording is then replicated for sale to consumers primarily in CD and digital formats. In the U.S., WEA Corp., ADA and Word market, sell and deliver product, either directly or through sub-distributors and wholesalers, to record stores, mass merchants and other retailers. Our recorded music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers like Apple’s iTunes and online subscription services like Spotify, Rhapsody and Deezer, and Internet radio services like Pandora and iHeart Radio. In the case of expanded-rights deals where we acquire broader rights in a recording artist’s career, we may provide more comprehensive career support and actively develop new opportunities for an artist through touring, fan clubs, merchandising and sponsorships, among other areas. We believe expanded-rights deals create a better partnership with our artists, which allows us to work together more closely with them to create and sustain artistic and commercial success.

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

We are also diversifying our revenues beyond our traditional businesses by entering into artist services and expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We have developed an artist services business to exploit this broader set of music-related rights and to participate more broadly in the monetization of the artist brands we help create. In developing our artist services business, we have both built and expanded in-house capabilities and expertise and have acquired a number of existing artist services companies involved in artist management, merchandising, strategic marketing and brand management, ticketing, concert promotion, fan clubs, original programming and video entertainment.

We believe that entering into expanded-rights deals and enhancing our artist services capabilities associated with the Company’s artists and other artists will permit us to diversify revenue streams to better capitalize on the growth areas of the music industry and permit us to build stronger long-term relationships with artists and more effectively connect artists and fans.

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. In January 2011, we acquired Southside Independent Music Publishing, a leading independent music publishing company, further adding to its catalog. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, and Disney Music Publishing. In July 2012, we announced that Warner/Chappell had acquired the master and publishing rights with respect to film music owned by Miramax Films, which contains the film scores and certain masters from numerous critically acclaimed films. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, and is collectively branded as Warner/Chappell Production Music.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully offset the declines in CD sales on a worldwide industry basis. While U.S. industry-wide track-equivalent album sales rose in 2011 for the first time since 2004, sales declined 2% on the same basis in 2012 and album sales continued to fall in other countries, such as the U.K., as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Severance Charges

We continue to take actions to further align our cost structure with industry trends. We recorded severance charges of $7 million and $5 million for the three months ended December 31, 2011 and December 31, 2012, respectively.

Additional Targeted Savings

As of the completion of the Merger on July 20, 2011, we targeted cost savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. Through December 31, 2012 we had achieved a majority of the targeted cost savings that we identified at the time of the Merger.

EMI Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process which resulted in the sale of EMI’s recorded music and music publishing businesses and the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies. These costs amounted to approximately $3 million for the three months ended December 31, 2011 and were immaterial for the three months ended December 31, 2012, and were recorded in the consolidated statements of operations within general and administrative expense.

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. In the early stages of the transition from physical to digital sales, overall sales have decreased as the increases in digital sales have not yet met or exceeded the decrease in physical sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as access models (models that typically bundle the purchase of a mobile device with access to music) and streaming and subscription services, continue to develop. In the aggregate, we believe that growth in revenue from new digital models has the potential to offset physical declines and drive overall future revenue growth. We believe it is reasonable to expect that digital margins will generally be higher than physical margins as a result of the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in mechanical copyright royalties payable to music publishers which apply in the digital space. As consumer purchasing patterns change over time and new digital models are launched, we may see fluctuations in contribution margin depending on the overall sales mix.

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. While artist services and expanded rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 8% of our total revenue during the three months ended December 31, 2012, we believe this revenue is likely to continue to grow and represent a larger proportion of our revenue over time. Artist services and expanded rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, pays Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. For the three months ended December 31, 2012 and December 31, 2011, such costs incurred by the Company were approximately $2 million, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $1 million of expenses in each period reimbursed related to certain consultants with full time roles at the Company.

Recent Developments

Acquisition of Parlophone Label Group

On February 7, 2013, we announced that we had signed a definitive agreement to acquire the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million, or approximately $765 million, in an all-cash transaction (the “Transaction”). References below to the “Transaction” include the transactions contemplated by the EMI France Agreement unless the context otherwise requires.

In connection with the Transaction, our wholly owned subsidiary, Warner Music Holdings Limited, together with certain other Company subsidiaries, as buyers, and WMG Acquisition Corp., as guarantor, entered into a Share Purchase Agreement, dated as of February 6, 2013 (the “PLG Agreement”), with certain subsidiaries of Universal Music Group, relating to the purchase of the outstanding shares of capital stock of PLG Holdco Limited and related entities composing the Parlophone Label Group. Warner Music Holdings BV also entered into a put option (the “Put Option”) with EMI Music France Holdco Limited (the “EMI France Seller”) in respect of the outstanding shares of EMI Music France SAS (“EMI France”). Pursuant to the terms of the Put Option, the EMI France Seller will, upon satisfaction of conditions with respect to the workers council consultation process, exercise the put option and execute the sale and purchase agreement (the “EMI France Agreement”) (the form of which has been agreed) between the same parties to the Put Option to transfer the outstanding shares of EMI France to Warner Music Holdings BV (the “EMI France Transaction”). It is intended that the transactions contemplated by the EMI France Agreement shall be consummated in connection with the consummation of the transactions contemplated by the PLG Agreement.

In connection with the entry into the PLG Agreement, on February 6, 2013, EGH1 BV and Warner Music Holdings Limited entered into a separation agreement (the “Separation Agreement”) and a separation plan (the “Separation Plan”) setting forth the respective rights and obligations of the parties thereto with respect to the separation of Parlophone Label Group and its business from that of the Sellers (as defined in the PLG Agreement) and EMI. The Separation Agreement and the Separation Plan provide, among other things, for the cooperation of the parties thereto in the identification and allocation, both before and after the completion of the Transaction, of assets and liabilities properly attributable to the Buyers or to the Sellers, and sets forth procedures for cooperation between the parties in complying with their respective audit, tax and other reporting obligations.

The Transaction is being undertaken by Universal Music Group in order to comply with divestiture conditions imposed by the European Commission in connection with the acquisition by Universal Music Group of the recorded music business of EMI in 2012.

The Parlophone Label Group includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres, as well as some of the industry’s leading executive talent. The Parlophone Label Group is comprised of the historic Parlophone label and Chrysalis and Ensign labels as well as EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. Its artist roster and catalog of recordings include, among many others, Air, Coldplay, Daft Punk, Danger Mouse, David Guetta, Deep Purple, Duran Duran, Edith Piaf, Gorillaz, Iron Maiden, Itzhak Perlman, Jethro Tull, Kate Bush, Kylie Minogue, Maria Callas, Pet Shop Boys, Pink Floyd, Radiohead, Shirley Bassey, Tina Turner and Tinie Tempah.

Consummation of the Transaction is subject to certain regulatory approvals and customary conditions, including, without limitation, approval of the Transaction by the European Commission pursuant to Council Regulation (EC) No. 139/2004, as amended, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Consummation of the EMI France Transaction is subject to conclusion of the consultation process with the workers’ council (comite d’entreprise) of EMI France.

The PLG Agreement provides that the buyers thereunder may assign to an entity under common control with the Company the PLG Agreement and all of their rights and obligations thereunder without the prior written consent of the seller under certain circumstances.

We have obtained commitments to finance the Transaction through an incremental term loan facility under our existing Term Loan Credit Agreement. The commitments are subject to customary conditions, including the execution and delivery of customary documentation.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
Revenue by Type
Physical	$300	$341	$(41)	-12%
Digital	237	205	32	16%

Total Physical and Digital	537	546	(9)	-2%
Artist services and expanded rights	60	60	—	—
Licensing	60	53	7	13%

Total Recorded Music	657	659	(2)	—
Performance	47	48	(1)	-2%
Mechanical	26	33	(7)	-21%
Synchronization	22	23	(1)	-4%
Digital	19	15	4	27%
Other	2	2	—	—

Total Music Publishing	116	121	(5)	-4%
Intersegment eliminations	(4)	(5)	1	-20%

Total Revenue	$769	$775	$(6)	-1%

Revenue by Geographical Location
U.S. Recorded Music	$259	$256	$3	1%
U.S. Music Publishing	35	39	(4)	-10%

Total U.S.	294	295	(1)	—
International Recorded Music	398	403	(5)	-1%
International Music Publishing	81	82	(1)	-1%

Total International	479	485	(6)	-1%
Intersegment eliminations	(4)	(5)	1	-20%

Total Revenue	$769	$775	$(6)	-1%

Total Revenue

Total revenues decreased by $6 million, or 1%, to $769 million for the three months ended December 31, 2012 from $775 million for the three months ended December 31, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenues for the three months ended December 31, 2012, respectively, compared to 84% and 16% for the three months ended December 31, 2011, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 38% and 62% of total revenues, respectively, for both the three months ended December 31, 2012 and the three months ended December 31, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased $2 million, or less than 1%, for the three months ended December 31, 2012.

Total digital revenues after intersegment eliminations increased by $36 million, or 16%, to $255 million for the three months ended December 31, 2012 from $219 million for the three months ended December 31, 2011. Total digital revenues represented 33% and 28% of consolidated revenues for the three months ended December 31, 2012 and December 31, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2012 were comprised of U.S. revenues of $139 million and international revenues of $117 million, or 54% and 46% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended December 31, 2011 were comprised of U.S. revenues of $122 million and international revenues of $98 million, or 55% and 45% of total digital revenues, respectively.

Recorded Music revenues decreased by $2 million to $657 million for the three months ended December 31, 2012 from $659 million for the three months ended December 31, 2011. Prior to intersegment eliminations, Recorded Music revenues represented 85% and 84% of consolidated revenues, for the three months ended December 31, 2012 and December 31, 2011, respectively. U.S. Recorded Music revenues were $259 million and $256 million, or 39% of consolidated Recorded Music revenues for the three months ended December 31, 2012 and December 31, 2011, respectively. International Recorded Music revenues were $398 million and $403 million, or 61% of consolidated Recorded Music revenues for the three months ended December 31, 2012 and December 31, 2011, respectively.

The overall decrease in Recorded Music revenue reflected the continued decline in physical sales which was largely offset by growth in digital and licensing revenue. The decrease in physical sales was primarily driven by the comparatively strong holiday release schedule in the prior year, which included the initial release of Michael Bublé’s “Christmas”, the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan and a physical centric release. Despite the decline in physical sales, digital revenues continued to grow, up $32 million or 16% for the quarter. This increase was driven by particularly strong growth in streaming and subscription services and downloads. The increases in digital was attributable to both new releases, such as Bruno Mars’ “Unorthodox Jukebox”, as well as continued success from prior year releases with strong digital demand, such as releases by Flo Rida and fun. In addition, licensing revenues increased $7 million, or 13%, to $60 million for the three months ended December 31, 2012, due primarily to strong international broadcast revenues in the U.K. and Asia Pacific. Artist services and expanded rights revenue remained flat. Excluding the unfavorable impact of foreign currency exchange rates, total recorded music revenues increased by $5 million, or 1%.

Music Publishing revenues decreased by $5 million, or 4%, to $116 million for the three months ended December 31, 2012 from $121 million for the three months ended December 31, 2011. Prior to intersegment eliminations, Music Publishing revenues represented 15% and 16% of consolidated revenues, for the three months ended December 31, 2012 and December 31, 2011, respectively. U.S. Music Publishing revenues were $35 million and $39 million, or 30% and 32% of Music Publishing revenues for the three months ended December 31, 2012 and December 31, 2011, respectively. International Music Publishing revenues were $81 million and $82 million, or 70% and 68% of Music Publishing revenues for the three months ended December 31, 2012 and December 31, 2011, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The increase in digital revenue reflected continued growth in digital downloads and streaming and subscription services. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $4 million, or 3%.

Revenue by Geographical Location

U.S. revenues decreased by $1 million, to $294 million for the three months ended December 31, 2012 from $295 million for the three months ended December 31, 2011. The overall decrease in U.S. revenues reflected the physical decline offset by digital growth. The decline in U.S. physical sales was due to a combination of continued decline in demand for physical product as well as the comparatively strong holiday release schedule in the prior year, with the initial release of Michael Bublé’s “Christmas”. U.S. digital revenues increased as a result of the continued growth in digital download, streaming and subscription service revenue, due to the increased availability and demand of digital formats including the introduction of new cloud and locker services. In addition, U.S. artist services and expanded rights revenue increased mainly due to higher merchandise revenues on managed tours.

International revenues decreased by $6 million, or 1%, to $479 million for the three months ended December 31, 2012 from $485 million for the three months ended December 31, 2011. The overall decrease in international revenues were driven primarily by a decrease in physical and artist services and expanded rights revenue offset by an increase in digital revenue. The decrease was driven by declines in our European concert promotion business which reflected the timing and composition of touring schedules in the current period as compared with the prior-year quarter and the ongoing impact of the transition from physical to digital sales in the recorded music industry. This was partially offset by an increase in digital revenue, primarily as a result of continued growth in global downloads and streaming and subscription services. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $2 million or less than 1%, for the three months ended December 31, 2012.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
Artist and repertoire costs	$266	$279	$(13)	-5%
Product costs	142	141	1	1%

Total cost of revenues	$408	$420	$(12)	-3%

Our cost of revenues decreased by $12 million, or 3%, to $408 million for the three months ended December 31, 2012 from $420 million for the three months ended December 31, 2011. Expressed as a percentage of revenues, cost of revenues were 53% and 54% for the three months ended December 31, 2012 and December 31, 2011, respectively.

Artist and repertoire costs decreased by $13 million to $266 million for the three months ended December 31, 2012 from $279 million for the three months ended December 31, 2011. Artist and repertoire costs as a percentage of revenues decreased from 36% for three months ended December 31, 2011 to 35% for three months ended December 31, 2012 due primarily to the timing of the spend.

Product costs increased slightly by $1 million, or 1%, to $142 million for the three months ended December 31, 2012 from $141 million for the three months ended December 31, 2011. Despite the decline in physical sales, our artist services and expanded rights revenues remained flat. Costs associated with our artist services and expanded rights business are primarily recorded as a component of product costs and tend to yield lower margins than our physical and digital revenue. Product costs as a percentage of revenues remained flat at 18% for the three months ended December 31, 2011 and the three months ended December 31, 2012 due primarily to revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
General and administrative expense (1)	$128	$146	$(18)	-12%
Selling and marketing expense	117	106	11	10%
Distribution expense	17	16	1	6%

Total selling, general and administrative expense	$262	$268	$(6)	-2%

(1)	Includes depreciation expense of $13 million and $12 million for the three months ended December 31, 2012 and December 31, 2011, respectively.

Total selling, general and administrative expense decreased by $6 million, or 2%, to $262 million for the three months ended December 31, 2012 from $268 million for the three months ended December 31, 2011. Expressed as a percentage of revenues, selling, general and administrative expenses were 34% and 35% for the three months ended December 31, 2012 and December 31, 2011, respectively.

General and administrative expenses decreased by $18 million, or 12%, to $128 million for the three months ended December 31, 2012 from $146 million for the three months ended December 31, 2011. Expressed as a percentage of revenues, general and administrative expenses decreased from 19% for the three months ended December 31, 2011 to 17% for the three months ended December 31, 2012. The decrease in general and administrative expense was driven primarily by lower variable compensation expense, lower severance charges in the current period, continued cost management efforts, as well as higher professional fees incurred in the prior year in connection with the EMI sale and subsequent regulatory proceedings.

Selling and marketing expense increased by $11 million, or 10%, to $117 million for the three months ended December 31, 2012 from $106 million for the three months ended December 31, 2011, primarily related to higher variable marketing expense related to current quarter releases. Expressed as a percentage of revenues, selling and marketing expense increased from 14% for the three months ended December 31, 2011 to 15% for the three months ended December 31, 2012, primarily due to the prior year quarter release of Michael Bublé’s “Christmas” album which had comparatively low marketing spend.

Distribution expense increased by $1 million, or 6%, to $17 million for the three months ended December 31, 2012 from $16 million for the three months ended December 31, 2011. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended December 31, 2012 and December 31, 2011.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
OIBDA	$112	$99	$13	13%
Depreciation expense	(13)	(12)	(1)	8%
Amortization expense	(48)	(48)	—	—%

Operating income	51	39	12	31%
Loss on extinguishment of debt	(83)	—	(83)	—%
Interest expense, net	(53)	(57)	4	-7%
Other expense, net	(5)	(2)	(3)	150%

Loss before income taxes	(90)	(20)	(70)	350%
Income tax benefit (expense)	11	(6)	17	-283%

Net loss	(79)	(26)	(53)	204%
Less: income attributable to noncontrolling interest	(1)	—	(1)	—

Net loss attributable to Warner Music Group Corp.	$(80)	$(26)	$(54)	208%

OIBDA

Our OIBDA increased by $13 million, or 13%, to $112 million for the three months ended December 31, 2012 as compared to $99 million for the three months ended December 31, 2011. Expressed as a percentage of revenues, total OIBDA margin increased from 13% for the three months ended December 31, 2011 to 15% for the three months ended December 31, 2012. Our OIBDA increase was primarily driven by the decreased artist and repertoire costs, lower severance charges, lower variable compensation and decreased professional fees primarily related to the prior period costs incurred in connection with the sale of EMI and subsequent regulatory proceedings, offset by increases in selling and marketing expense.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $1 million, or 8%, to $13 million for the three months ended December 31, 2012 as compared to $12 million for the three months ended December 31, 2011 primarily due to recently completed capital projects.

Amortization expense

Amortization expense remained flat at $48 million for both the three months ended December 31, 2012 and December 31, 2011.

Operating income

Our operating income increased by $12 million, or 31%, to $51 million for the three months ended December 31, 2012 as compared to operating income of $39 million for the three months ended December 31, 2011. The increase in operating income was primarily a result of the increase in OIBDA.

Loss on extinguishment of debt

On November 1, 2012, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. As a result, for the three months ended December 31, 2012, we recorded an $83 million loss on extinguishment of debt representing the difference between the redemption payment and the carrying value of the debt as of the refinancing date.

Interest expense, net

Our interest expense, net, decreased by $4 million, or 7%, to $53 million for the three months ended December 31, 2012 as compared to $57 million for the three months ended December 31, 2011. The decrease was driven by the refinancing of our Senior

Secured debt on November 1, 2012. Our new debt obligations have lower comparable interest rates. See “—Financial Condition and Liquidity” for more information.

Other expense, net

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, and Euro denominated debt, offset by equity in earnings on our share of net income on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit (expense)

We incurred income tax benefit of $11 million for the three months ended December 31, 2012 as compared to expense of $6 million for the three months ended December 31, 2011. The decrease in income tax expense results primarily relates to the increase in pretax loss largely resulting from the loss on extinguishment of debt in the U.S. for which we were able to recognize a tax benefit.

Net loss

Our net loss increased by $54 million, to a net loss of $80 million for the three months ended December 31, 2012 as compared to a net loss of $26 million for the three months ended December 31, 2011. The increase was driven by the loss on the extinguishment of debt of $83 million, partially offset by the income tax benefit, the decrease in interest expense and the increase in operating income noted above.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
Recorded Music
Revenue	$657	$659	$(2)	—%
OIBDA	114	104	10	10%
Operating income	$74	$63	$11	17%
Music Publishing
Revenue	$116	$121	$(5)	-4%
OIBDA	16	16	—	—%
Operating loss	$(1)	$—	$(1)	—%
Corporate expenses and eliminations
Revenue	$(4)	$(5)	$1	-20%
OIBDA	(18)	(21)	3	-14%
Operating loss	$(22)	$(24)	$2	-8%
Total
Revenue	$769	$775	$(6)	-1%
OIBDA	112	99	13	13%
Operating income	$51	$39	$12	31%

Recorded Music

Revenues

Recorded Music revenues decreased by $2 million to $657 million for the three months ended December 31, 2012 from $659 million for the three months ended December 31, 2011. Prior to intersegment eliminations, Recorded Music revenues represented 85% and 84% of consolidated revenues, for the three months ended December 31, 2012 and December 31, 2011, respectively. U.S. Recorded Music revenues were $259 million and $256 million, or 39% of consolidated Recorded Music revenues for the three months ended December 31, 2012 and December 31, 2011, respectively. International Recorded Music revenues were $398 million and $403 million, or 61% of consolidated Recorded Music revenues for the three months ended December 31, 2012 and December 31, 2011, respectively.

The overall decrease in Recorded Music revenue reflected the continued decline in physical sales which was largely offset by growth in digital and licensing revenue. The decrease in physical sales was primarily driven by the comparatively strong holiday release schedule in the prior year, which included the initial release of Michael Bublé’s “Christmas”, the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan and a physical centric release. Despite the decline in physical sales, digital revenues continued to grow, up $32 million or 16% for the quarter. This increase was driven by particularly strong growth in streaming and subscription services and downloads. The increases in digital was attributable to both new releases, such as Bruno Mars’ “Unorthodox Jukebox”, as well as continued success from prior year releases with strong digital demand, such as releases by Flo Rida and fun. In addition, licensing revenues increased $7 million, or 13%, to $60 million for the three months ended December 31, 2012, due primarily to strong international broadcast revenues in the U.K. and Asia Pacific. Artist services and expanded rights revenue remained flat. Excluding the unfavorable impact of foreign currency exchange rates, total recorded music revenues increased by $5 million, or 1%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
Artist and repertoire costs	$183	$196	$(13)	-7%
Product costs	142	141	1	1%

Total cost of revenues	$325	$337	$(12)	-4%

Recorded Music cost of revenues decreased $12 million, or 4%, to $325 million for the three months ended December 31, 2012 from $337 million for the three months ended December 31, 2011. This decrease was primarily the result of lower artist and repertoire costs due to timing of spend.

The increase in product costs was due to the decline in physical sales, offset by consistent spend on artist services and expanded rights, where revenues remained flat. Costs associated with our artist services and expanded rights business are primarily recorded as a component of product costs and tend to yield lower margins than our physical and digital revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased from 51% for the three months ended December 31, 2011 to 49% for the three months ended December 31, 2012.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
General and administrative expense (1)	$93	$105	$(12)	-11%
Selling and marketing expense	115	105	10	10%
Distribution expense	17	16	1	6%

Total selling, general and administrative expense	$225	$226	$(1)	—%

(1)	Includes depreciation expense of $7 million and $8 million for the three months ended December 31, 2012 and December 31, 2011, respectively.

Recorded Music selling, general and administrative expense decreased $1 million, to $225 million for the three months ended December 31, 2012 from $226 million for the three months ended December 31, 2011. This decrease was largely due to a decrease in general and administrative expense offset by an increase in selling and marketing expense. The increase in selling and marketing expense was primarily the result of variable marketing increases related to current quarter releases compared to the prior year quarter release of Michael Bublé’s “Christmas” album which had comparatively low marketing spend. The decrease in general and administrative expense was driven primarily by lower variable compensation expense in the current period and continued cost management efforts, slightly offset by an increase in depreciation expense resulting from recently completed capital projects. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense remained flat at 34% for the three months ended December 31, 2011 and for the three months ended December 31, 2012.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
OIBDA	$114	$104	$10	10%
Depreciation and amortization	(40)	(41)	1	-2%

Operating income	$74	$63	$11	17%

Recorded Music OIBDA increased by $10 million, or 10%, to $114 million for the three months ended December 31, 2012 compared to $104 million for the three months ended December 31, 2011. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 17% for the three months ended December 31, 2012 from 16% for the three months ended December 31, 2011. Our Recorded Music OIBDA increase was primarily driven by the decreased artist and repertoire costs, lower severance charges and lower variable compensation.

Recorded Music operating income increased by $11 million, due primarily to the increase in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $5 million, or 4%, to $116 million for the three months ended December 31, 2012 from $121 million for the three months ended December 31, 2011. Prior to intersegment eliminations, Music Publishing revenues represented 15% and 16% of consolidated revenues, for the three months ended December 31, 2012 and December 31, 2011, respectively. U.S. Music Publishing revenues were $35 million and $39 million, or 30% and 32% of Music Publishing revenues for the three months ended December 31, 2012 and December 31, 2011, respectively. International Music Publishing revenues were $81 million and $82 million, or 70% and 68% of Music Publishing revenues for the three months ended December 31, 2012 and December 31, 2011, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The increase in digital revenue reflected continued growth in digital downloads and streaming and subscription services. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $4 million, or 3%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
Artist and repertoire costs	$87	$88	$(1)	-1%

Total cost of revenues	$87	$88	$(1)	-1%

Music Publishing cost of revenues decreased $1 million, or 1%, to $87 million for the three months ended December 31, 2012, from $88 million for the three months ended December 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 75% for the three months ended December 31, 2012 from 73% for the three months ended December 31, 2011, primarily due to higher U.S. artist and repertoire overhead. Royalties expense decreased year over year as a result of the decrease in revenues.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
General and administrative expense (1)	$15	$18	$(3)	-17%

	For the Three Months Ended December 31,		2012 vs. 2011
	2012	2011	$ Change	% Change
Total selling, general and administrative expense	$15	$18	$(3)	-17%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended December 31, 2012 and December 31, 2011, respectively.

Music Publishing selling, general and administrative expense decreased to $3 million, or 17%, to $15 million for the three months ended December 31, 2012 as compared with $18 million for the three months ended December 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 13% from 15% for the three months ended December 31, 2012 and December 31, 2011, respectively. The decrease was mainly driven by lower variable compensation expense.

OIBDA and Operating Income

Music Publishing operating income included the following (in millions):

	For the Three Months Ended December 31,
	2012	2011	$ Change	% Change
OIBDA	$16	$16	$—	—%
Depreciation and amortization	(17)	(16)	(1)	6%

Operating income	$(1)	$—	$(1)	—%

Music Publishing OIBDA remained flat at $16 million for the three months ended December 31, 2012 and December 31, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 14% for the three months ended December 31, 2012 from 13% for the three months ended December 31, 2011, as a result of a reduction in general and administrative expense.

Music Publishing operating income decreased $1 million due to a $1 million increase in depreciation expense and flat OIBDA.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased from $21 million for the three months ended December 31, 2011 to $18 million for the three months ended December 31, 2012, primarily as a result of decreases in severance charges and variable compensation as compared to the prior period as well as the decrease in professional fees primarily related to the prior period costs incurred in connection with the sale of and subsequent regulatory review relating to the sale of EMI.

Our operating loss from corporate expenses and eliminations decreased from $24 million for the three months ended December 31, 2011 to $22 million for the three months ended December 31, 2012 largely due to the decrease in OIBDA noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2012, we had $2.225 billion of debt, $189 million of cash and equivalents (net debt of $2.036 billion, defined as total debt less cash and equivalents and short-term investments) and $847 million in Warner Music Group Corp. equity. This compares to $2.206 billion of debt, $302 million of cash and equivalents (net debt of $1.904 billion, defined as total debt less cash and equivalents and short-term investments) and $927 million in Warner Music Group Corp. equity at September 30, 2012. Net debt increased by $132 million as a result of (i) a $113 million decrease in cash and equivalents and (ii) a $19 million increase in long-term debt.

The $80 million decrease in Warner Music Group Corp. equity during the three months ended December 31, 2012 was due to $80 million of net loss for the three months ended December 31, 2012.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2012 and December 31, 2011 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following (in millions):

	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
Cash (used in) provided by:
Operating activities	$(10)	$25
Investing activities	(15)	(11)
Financing activities	(86)	(1)

Operating Activities

Cash used in operating activities was $10 million for the three months ended December 31, 2012 as compared with cash provided by operating activities of $25 million for the three months ended December 31, 2011. The $35 million decrease in cash provided by operations related to the variable timing of our working capital requirements, which include the timing of sales and collections in the period, the timing of artist and repertoire spend compared to the prior-year, higher variable compensation payments in the current quarter than in the prior year period; offset by a decrease in cash paid for severance and improvement in operating income and advances related to new cloud and locker services. In addition, our cash interest paid increased to $100 million for the three months ended December 31, 2012 as compared with $79 million for the three months ended December 31, 2011 due to timing of interest payments resulting from the refinancing of debt in the current period and the financing at the time of the Merger.

Investing Activities

Cash used in investing activities was $15 million for the three months ended December 31, 2012 as compared with $11 million for the three months ended December 31, 2011. The $15 million of cash used in investing consisted of $8 million to acquire music publishing rights and $7 million for capital expenditures. The $11 million of cash used in investing activities in the three months ended December 31, 2011 consisted of $7 million to acquire music publishing rights and $6 million in capital expenditures, partially offset by $2 million received for the sale of a recorded music catalog.

Financing Activities

Cash used in financing activities of $86 million for the three months ended December 31, 2012 consisted of the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of New Senior Secured Notes of $727 million, proceeds from the Term Loan Facility of $594 million, $127 million of consent fees and $30 million of deferred financing costs paid related to the refinancing. Cash used in financing activities of $1 million for the three months ended December 31, 2011 represented distributions to our noncontrolling interest holders.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and short-term investments and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends, prepayments of debt or repurchases of our outstanding notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of December 31, 2012, our long-term debt, including the current portion, was as follows (in millions):

New Revolving Credit Facility (a)	—
Term Loan Facility due 2018—Acquisition Corp (b)	594
6.00% Senior Secured Notes due 2021—Acquisition Corp	500
6.25% Senior Secured Notes due 2021—Acquisition Corp (c)	231
11.5% Senior Notes due 2018—Acquisition Corp (d)	750
13.75% Senior Notes due 2019—Holdings	150

Total long term debt	$2,225

(a)	Reflects $150 million of commitments under the New Revolving Credit Facility, less letters of credit outstanding of approximately $1 million. There were no loans outstanding under the New Revolving Credit Facility as of December 31, 2012.
(b)	Face amount of $600 million less unamortized discount of $6 million. Of this amount, $30 million, representing the scheduled amortization of the Term Loans, was included in the current portion of long term debt at December 31, 2012.
(c)	Face amount of €175 million. Amount above represents the dollar equivalent of such notes at December 31, 2012.
(d)	Face amount of $765 million less unamortized discount of $15 million at December 31, 2012.

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

Scheduled Amortization

The Term Loans under the Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 5.00% of the original principal amount of the Term Loan Facility with the balance payable on maturity date of the Term Loans; provided further that the individual applicable lenders may agree to extend the maturity of their Term Loans upon the Term Loan Borrower’s request and without the consent of any other applicable lender. The first quarterly installment will be due March 31, 2013.

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

Holdings Notes

On the Merger Closing Date, the Initial Holdings Issuer issued $150 million aggregate principal amount of the Holdings Notes pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Holdings Merger on the Closing Date, Holdings entered into a Supplemental Indenture, dated as of the Closing Date (the “Holdings Notes First Supplemental Indenture”), with the Trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

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

Guarantees

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

Our New Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the New Revolving Credit Facility. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the management agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) stock-based compensation expense and also includes an add-back for certain projected cost savings and synergies.

The indentures governing our notes and our Term Loan Credit Agreement use similar financial measures called “Consolidated EBITDA” or “EBITDA.” However, the financial measures used in the indentures governing the notes and our Term Loan Credit Agreement may differ from Consolidated EBITDA as presented herein. Consolidated EBITDA may include differences or additional adjustments not included in EBITDA as defined in the indentures or the Term Loan Credit Agreement, that may cause calculations under such definitions EBITDA and Consolidated EBITDA, as presented herein, to differ.

Consolidated EBITDA is presented herein because it is a material component of the leverage ratio contained in our Revolving Credit Agreement. Non-compliance with the leverage ratio could result in the inability to use our New Revolving Credit Facility which could have a material adverse effect on our results of operations, financial position and cash flow. Consolidated EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated EBITDA in the Revolving Credit Agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters ended December 31, 2012. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended December 31, 2012
Net Loss	$(144)
Income tax expense	(16)
Interest expense, net	197
Depreciation and amortization	244
Restructuring costs (a)	43
Net hedging and foreign exchange losses (b)	6
Management fees (c)	8
Transaction costs (d)	12
Business optimization expenses (e)	8
Proforma savings (f)	19
Loss on extinguishment of debt (g)	83

Consolidated EBITDA	$460

Consolidated Funded Indebtedness, less cash (h)	$1,967

Leverage Ratio (i)	4.28x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)	Reflects costs mainly related to the Company’s participation in the EMI sales process, including the subsequent regulatory review.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended December 31, 2012. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost savings and synergies.
(g)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the November 2012 refinancing.

(h)	Reflects the principal balance of external debt at Acquisition Corp of $2.1 billion, as well as the annualized daily revolver borrowings of $3 million, contractual obligations of deferred purchase price of approximately $2 million and contingent consideration related to acquisitions of approximately $16 million as of December 31, 2012 less the amount of cash and cash equivalents of the Company as of December 31, 2012 not exceeding $150 million.
(i)	Reflects the ratio of Consolidated Funded Indebtedness, less the amount of cash and cash equivalents of the Company as of December 31, 2012 not exceeding $150 million, to Consolidated EBITDA as of the twelve months ended December 31, 2012. If the outstanding aggregate principal amount of borrowings under our New Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our New Revolving Credit Facility is 6.00x as of the end of any fiscal quarter in fiscal 2013.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our Holdings Notes, our New Secured Notes, or our Unsecured WMG Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our New Senior Credit Facilities, Holdings Notes, New Secured Notes, or Unsecured WMG Notes with existing cash and/or with funds provided from additional borrowings.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (the “Act”) which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate and controlling stockholder, Access Industries, Inc. (“Access”), has informed us that LyondellBasell Industries N.V. (“Lyondell”), a Dutch company affiliated with Access, included the disclosure reproduced below in its Annual Report on Form 10-K as filed with the SEC on February 12, 2013 as required by Section 219 of the Act and Section 13(r) of the Exchange Act (the “Lyondell Disclosure”). We have no involvement in or control over the activities of Lyondell, any of its predecessor companies or any of its subsidiaries, and we have not independently verified or participated in the preparation of the Lyondell Disclosure.

“Certain non-U.S. subsidiaries of our predecessor, LyondellBasell AF, licensed processes to construct and operate manufacturing plants in Iran that produce polyolefin plastic material, which is used in the packaging of household and consumer goods. The subsidiaries also provided engineering support and supplied catalyst products to be used in these manufacturing operations. In 2009, the Company made the decision to suspend the pursuit of any new business dealings in Iran. As previously disclosed by the Company, in 2010, our management made the further decision to terminate all business by the Company and its direct and indirect subsidiaries with the government, entities and individuals in Iran. The termination was made in accordance with all applicable laws and with the knowledge of U.S. Government authorities. As part of the termination, we entered into negotiations with Iranian counterparties in order to exit our contractual obligations. As described below, two transactions occurred under settlement agreements in early 2012, although the agreements to cease our activities with these counterparties were entered into in 2011. In January 2012, one of our non-U.S. subsidiaries received a final payment of approximately €3.5 million for a shipment of catalyst from an entity that is 50% owned by the National Petrochemical Company of Iran. Our shipment of the catalyst was in February 2012 as part of the agreement related to our termination and cessation of all business under agreements with the counterparty. In 2012, the gross revenue from this limited activity was approximately, €4.2 million and profit attributable to it was approximately, €2.4 million. In January and February of 2012, one of the Company’s non-U.S. subsidiaries provided certain engineering documents relating to a polyolefin plastic process to a licensee comprising three Iranian companies, one of which is 20% owned by the National Oil Company of Iran. The provision of documents was the Company’s final act with respect to the termination and cessation of all business under agreements with the counterparties. No gross revenue or profit was attributable to this activity in 2012. The transactions disclosed in this report do not constitute violations of applicable anti-money laundering laws or sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (OFAC), and are not the subject of any enforcement actions under the Iran sanction laws. We have not conducted, and do not intend to conduct, any further business activities in Iran or with Iranian counterparties.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited consolidated financial statements for the twelve months ended September 30, 2012, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2012, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2012.

        We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of December 31, 2012, the Company had outstanding hedge contracts for the sale of $357 million and the purchase of $260 million of foreign currencies at fixed rates. Subsequent to December 31, 2012, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2012, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $10 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against the Company in Federal Court in the Northern District of California between February 2, 2012 and March 10, 2012. The lawsuits, which were brought by various recording artists, all allege that the Company has improperly calculated the royalties due to them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies including us. Plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the Court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until February 28, 2013 to allow for mediation of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. The parties participated in a mediation on January 3, 2013, and discussions are ongoing. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably since then. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate a significant portion of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales, artist services revenues and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and Artist Services and Expanded Rights Recorded Music revenue. While U.S. industry-wide track-equivalent album sales rose in 2011 for the first time since 2004, sales declined 2% on the same basis in 2012 and album sales continued to fall in other countries, such as the U.K., as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music companies, and are based on consumer preferences and are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time reduce their prices in an effort to expand market share and introduce new services, or improve the quality of their products or services. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices or the quality of products and services, offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet and computer and videogames.

Consolidation in our industry may materially and adversely affect our ability to compete.

On September 28, 2012, Universal announced that it had closed its acquisition of EMI’s recorded music division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the first- and fourth-largest record companies to increase the size of Universal, which was already the world’s largest record company.

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

There are currently pending, and may in the future be additional, mergers and acquisitions and changes in our industry, including those in which we are currently participating and may in the future participate and those that may be undertaken by others. Universal’s acquisition of the recorded music division of EMI and Sony’s acquisition of the music publishing division of EMI, as well as any further industry consolidation, have and will continue to substantially alter the competitive landscape, and could materially and adversely affecting our ability to compete, our business and results of operations, and result in changes to our corporate or business strategy. We regularly assess and explore our strategic position and ways to enhance our competitiveness, including the possibilities for our acquisition of strategic assets sold by competitors in our industry, or our participation in merger activity with other industry participants.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employments agreements. We do not have an employment agreement with our CEO and certain of our other executive officers have at-will employment letters. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in the Warner Music Group Corp. Senior Management Cash Flow Plan, and the at-will employment letters were a condition to their participation in the Plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

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

On December 31, 2012, we had $1.384 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, and trends in the music industry. The Company performed an annual assessment of the recoverability of its goodwill and indefinite-lived intangibles at September 30, 2012, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.453 billion of definite-lived intangible assets as of December 31, 2012. Financial Accounting Standards Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 62% of our revenues related to operations in foreign territories for the three months ended December 31, 2012. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of December 31, 2012, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

If we enter into significant strategic transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic transactions. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination, including the Transaction, that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions, including those contemplated by the Transaction. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact. In connection with the Merger we targeted $50 million to $65 million in cost savings and as of December 31, 2012 we had achieved a majority of these targeted cost savings and have since identified further cost savings opportunities. While most of these initiatives and opportunities have been implemented as of December 31, 2012, there can be no assurances that additional cost savings will be achieved in full or at all.

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

As a result of the Merger, affiliates of Access indirectly own all of our common stock, and the actions that Access undertakes as our sole ultimate shareholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. In addition, Access sets the compensation for Stephen Cooper, our chief executive officer, pursuant to an arrangement between Mr. Cooper and Access, and we reimburse Access for any compensation paid to our chief executive officer pursuant to the Management Agreement. Access also provides us with financial, investment banking, management, advisory and other services pursuant to the Management Agreement, for which we pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that are currently or will soon be available for purchase, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.”

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

We are highly leveraged. As of December 31, 2012, our total consolidated indebtedness, including the current portion, was $2.225 billion. In addition, we would have been able to borrow up to $150 million under our New Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $1 million).

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On February 11, 2013, we increased the annual base compensation for Brian Roberts, the Executive Vice President and Chief Financial Officer of the Company, to $650,000, effective as of January 1, 2013.

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

The agreements filed as Exhibits 2.1 through 2.5 to this Report have been attached as exhibits to provide investors and security holders with information regarding their respective terms. They are not intended to provide any other factual information about the Company or any of its affiliates or businesses. The representations, warranties, covenants and agreements contained in such exhibits were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders are not third-party beneficiaries under any of the agreements attached as exhibits hereto and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates or businesses. Moreover, the assertions embodied in the representations and warranties contained in each such agreement are qualified by information in confidential disclosure letters or schedules that the parties have exchanged. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts of the Company or any of its affiliates or businesses. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of such agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of February 6, 2013, by and among WMG UK and certain other subsidiaries of the Company, as Buyers, and WMG Acquisition, as Buyers’ Guarantor, and EGH1 BV, EMI Group Holdings BV and DELTA Holdings BV, as Sellers (as defined therein), and Universal International Music BV, as Sellers’ Guarantor (as defined therein) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.) ††*

2.2	Form of Share Purchase Agreement to be entered into upon exercise of the Put Option, delivered by Warner Music Holdings BV, as Buyer, and WMG Acquisition, as Buyer’s Guarantor, to EMI Music France Holdco Limited, as Seller, and Universal International Music BV, as Seller’s Guarantor on February 6, 2013 (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.) *

2.3	Put Option, dated as of February 6, 2013 (the “Put Option”), by and among Warner Music Holdings BV, as Buyer, and WMG Acquisition, as Buyer’s Guarantor, and EMI Music France Holdco Limited, as Seller, and Universal International Music BV, as Seller’s Guarantor (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.) ††*

2.4	Amendment No. 1 to the Put Option, dated February 8, 2013. *

2.5	Separation Agreement, dated as of February 6, 2013, by and between EGH1 BV, as Seller, and WMG UK, as Buyer. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.) ††*

4.1	Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series. (1)

4.2	First Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Secured Notes due 2021. (1)

4.3	Second Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due. (1)

4.4	Third Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 9.50% Senior Secured Notes due 2016. (1)

4.5	Second Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp. the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 9.50% Senior Secured Notes due 2016. (1)

4.6	Second Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp. the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018. (1)

4.7	Third Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., Arms Up Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018. (1)

4.8	Third Supplemental Indenture, dated as of October 30, 2012, among WMG Holdings Corp., Warner Music Group Corp., as guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019. (1)

4.9	Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative. (1)

4.10	Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties. (1)

4.11	Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties. (1)

4.12	Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties. (1)

4.13	Satisfaction and Discharge of Indenture, dated as of November 1, 2012, relating to the Indenture, dated as of May 28, 2009, as amended, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. (1)

4.14	Satisfaction and Discharge of Indenture, dated as of November 1, 2012, relating to the Indenture, dated as of July 20, 2011, as amended, among WMG Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee. (1)

4.15	Guarantee, dated November 16, 2012, issued by Warner Music Group Corp., relating to WMG Acquisition Corp.’s 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021. (2)

10.1	Credit Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., each lender from time to time party thereto, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint bookrunners and joint lead arrangers, and Barclays Bank PLC and UBS Securities LLC, as syndication agents, relating to a revolving credit facility. (1)

10.2	Credit Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., each lender from time to time party thereto, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint bookrunners and joint lead arrangers, and Barclays Bank PLC and UBS Securities LLC, as syndication agents, relating to a term loan credit facility. (1)

Exhibit No.	Description

10.3	Subsidiary Guaranty, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term loan credit facility. (1)

10.4	Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the revolving credit facility. (1)

10.5	Employment Letter dated December 21, 2012, between Warner Music Inc and Brian Roberts. †*

10.6	Employment Letter dated December 21, 2012, between Warner/Chappell Music, Inc and Cameron Strang. †*

10.7	Warner Music Group Corp. Senior Management Free Cash Flow Plan. †*

10.8	Employment Letter, dated February 11, 2013, between Warner Music Inc. and Brian Roberts. †*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2012, filed on February 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements***

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.
††	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission subject to a request for confidential treatment.
(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502).
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 19, 2012 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2013

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)