Form 10-Q
period 2013-03-31
Warner Music Group Corp.
filed 2013-05-14
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There is no public market for the Registrant’s common stock. As of May 14, 2013 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated—Balance Sheets

	March 31, 2013 (unaudited)	September 30, 2012 (audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$294	$302
Accounts receivable, less allowances of $54 and $63 million	328	398
Inventories	25	28
Royalty advances expected to be recouped within one year	119	116
Deferred tax assets	51	51
Other current assets	66	44

Total current assets	883	939
Royalty advances expected to be recouped after one year	147	142
Property, plant and equipment, net	138	152
Goodwill	1,384	1,380
Intangible assets subject to amortization, net	2,371	2,499
Intangible assets not subject to amortization	102	102
Other assets	83	64

Total assets	$5,108	$5,278

Liabilities and Equity
Current liabilities:
Accounts payable	$137	$156
Accrued royalties	993	997
Accrued liabilities	198	253
Accrued interest	76	89
Deferred revenue	145	101
Current portion of long-term debt	30	—
Other current liabilities	9	10

Total current liabilities	1,588	1,606
Long-term debt	2,181	2,206
Deferred tax liabilities	343	375
Other noncurrent liabilities	141	147

Total liabilities	4,253	4,334

Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 and 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,128	1,129
Accumulated deficit	(221)	(143)
Accumulated other comprehensive loss, net	(71)	(59)

Total Warner Music Group Corp. equity	836	927
Noncontrolling interest	19	17

Total equity	855	944

Total liabilities and equity	$5,108	$5,278

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Revenues	$675	$623	$1,444	$1,398
Costs and expenses:
Cost of revenues	(329)	(318)	(737)	(738)
Selling, general and administrative expenses (a)	(242)	(233)	(504)	(501)
Amortization of intangible assets	(47)	(50)	(95)	(98)

Total costs and expenses	(618)	(601)	(1,336)	(1,337)

Operating income	57	22	108	61
Loss on extinguishment of debt	—	—	(83)	—
Interest expense, net	(49)	(56)	(102)	(113)
Other (expense) income, net	(4)	2	(9)	—

Income (loss) before income taxes	4	(32)	(86)	(52)
Income tax (expense) benefit	—	(2)	11	(8)

Net income (loss)	4	(34)	(75)	(60)
Less: income attributable to noncontrolling interest	(2)	(2)	(3)	(2)

Net income (loss) attributable to Warner Music Group Corp.	$2	$(36)	$(78)	$(62)

(a) Includes depreciation expense of:	$(12)	$(13)	$(25)	$(25)

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in millions)
Net income (loss)	$4	$(34)	$(75)	$(60)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(14)	6	(12)	(8)

Other comprehensive (loss) income, net of tax:	(14)	6	(12)	(8)

Total comprehensive loss	(10)	(28)	(87)	(68)
Less: comprehensive income attributable to noncontrolling interest	(2)	(2)	(3)	(2)

Comprehensive loss attributable to Warner Music Group Corp.	$(12)	$(30)	$(90)	$(70)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2013	2012
	(in millions)
Cash flows from operating activities
Net loss	$(75)	$(60)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	83	—
Depreciation and amortization	120	123
Deferred income taxes	(12)	(9)
Non-cash interest expense (income)	6	(1)
Equity losses, including distributions	4	—
Stock-based compensation	4	—
Changes in operating assets and liabilities:
Accounts receivable	64	76
Inventories	2	2
Royalty advances	(10)	21
Accounts payable and accrued liabilities	(74)	(41)
Royalty payables	12	26
Accrued interest	(13)	34
Deferred income	46	2
Other balance sheet changes	(32)	(27)

Net cash provided by operating activities	125	146

Cash flows from investing activities
Investment and acquisition of businesses	(5)	(5)
Acquisition of publishing rights	(11)	(13)
Proceeds from the sale of music catalog	—	2
Capital expenditures	(13)	(13)

Net cash used in investing activities	(29)	(29)

Cash flows from financing activities
Proceeds from draw down of the New Revolving Credit Facility	31	—
Repayment of the New Revolving Credit Facility	(31)	—
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	500	—
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—
Proceeds from Acquisition Corp Term Loan Facility, net	594	—
Repayment of Acquisition Corp 9.5% Senior Subordinated Notes	(1,250)	—
Financing fees paid for early redemption of debt	(127)	—
Deferred financing costs paid	(33)	—
Amortization of Term Loan	(8)	—
Distribution to noncontrolling interest holders	—	(2)

Net cash used in financing activities	(97)	(2)

Effect of exchange rate changes on cash and equivalents	(7)	3

Net (decrease) increase in cash and equivalents	(8)	118
Cash and equivalents at beginning of period	302	154

Cash and equivalents at end of period	$294	$272

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions, except per share amounts)
Balance at September 30, 2012	1,000	$0.001	$1,129	$(143)	$(59)	$927	$17	$944
Net (loss) income	—	—	—	(78)	—	(78)	3	(75)
Deconsolidation of entity	—	—	(1)	—	—	(1)	—	(1)
Other comprehensive loss	—	—	—	—	(12)	(12)	—	(12)
Distribution to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Stock dividend	55	—	—	—	—	—	—	—

Balance at March 31, 2013	1,055	$0.001	$1,128	$(221)	$(71)	$836	$19	$855

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

In connection with the Merger, the Company delisted its common stock from listing on the NYSE. The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the instruments covering its outstanding indebtedness.

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

Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and DVD products to retailers and wholesale distributors in the U.S., Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S., various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

In addition to the Company’s Recorded Music products being sold in physical retail outlets, the Company’s Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers such as Apple’s iTunes and Google Play, and are otherwise exploited by online subscription services such as Spotify, Rhapsody and Deezer, and Internet radio services such as Pandora and iHeart Radio.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including Artist & Repertoire (“A&R”), marketing, promotion and distribution. The Company’s new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities will permit it to diversify revenue streams and capitalize on revenue opportunities in merchandising, fan clubs, sponsorship and touring. This will provide for improved long-term relationships with artists and allow the Company to more effectively connect artists and fans.

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rights holders, the Company’s Music Publishing business, Warner/Chappell Music, garners a share of the revenues generated from use of the song.

Warner/Chappell is headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Warner/Chappell owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Since 2012, Warner/Chappell has been making an effort to build up its film and TV music business, with the acquisitions of certain songs and recordings from numerous critically acclaimed films and TV shows. These acquisitions will help Warner/Chappell take advantage of the higher margins and strong synchronization and performance income in the TV/film space. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, and is collectively branded as Warner/Chappell Production Music.

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2013.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to March 31, 2013 and March 31, 2012 relate to the three-month periods ended March 29, 2013 and March 30, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that other than as described in Note 12, no additional disclosures are necessary.

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

During the first quarter of fiscal 2013, the Company adopted ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, which provides entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of this standard update did not have an impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, to clarify which financial assets and financial liabilities are included within the scope of ASU 2011-11. These ASUs require additional quantitative and qualitative disclosures over financial instruments and derivative instruments that are offset on the balance sheet or subject to master netting arrangements. Both ASUs are effective for annual and interim reporting periods for fiscal years beginning on or after January 1, 2013. The adoption of these standards is not expected to have a significant impact on the Company’s financial statements, other than presentation.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. ASU 2013-02 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than disclosure.

3. Accumulated Other Comprehensive (Loss) Income

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

	Foreign Currency Translation Loss	Minimum Pension Liability	Deferred Gains On Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balance at September 30, 2012	$(54)	$(6)	$1	$(59)
Activity through March 31, 2013	(12)	—	—	(12)

Balance at March 31, 2013	$(66)	$(6)	$1	$(71)

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the six months ended March 31, 2013 (in millions):

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2012	$916	$464	$1,380
Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	4	—	4

Balance at March 31, 2013	$920	$464	$1,384

The Company performs its annual goodwill impairment test in accordance with FASB ASC Topic 350, Intangibles—Goodwill and other (“ASC 350”) during the fourth quarter of each fiscal year. The Company will conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	March 31, 2013	September 30, 2012
	(in millions)
Intangible assets subject to amortization:
Recorded music catalog	$538	$547
Music publishing copyrights	1,494	1,508
Artist and songwriter contracts	651	667
Trademarks	7	7

	2,690	2,729
Accumulated amortization	(319)	(230)

Total net intangible assets subject to amortization	2,371	2,499
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,473	$2,601

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consisted of the following (in millions):

	March 31, 2013	September 30, 2012
	(in millions)
Old Revolving Credit Facility (a)	$—	$—
New Revolving Credit Facility (b)	—	—
Term Loan Facility due 2018—Acquisition Corp (c)	587	—
9.5% Senior Secured Notes due 2016—Acquisition Corp (d)	—	1,151
9.5% Senior Secured Notes due 2016—Acquisition Corp (e)	—	156
6.00% Senior Secured Notes due 2021—Acquisition Corp	500	—
6.25% Senior Secured Notes due 2021—Acquisition Corp (f)	224	—
11.5% Senior Notes due 2018—Acquisition Corp (g)	750	749
13.75% Senior Notes due 2019—Holdings	150	150

Total debt	$2,211	$2,206
Less: current portion	30	—

Total long term debt	$2,181	$2,206

(a)	Reflects $60 million of commitments under the Old Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2012. There were no loans outstanding under the Old Revolving Credit Facility as of September 30, 2012. The Old Revolving Credit Facility was retired in connection with the 2012 Refinancing and replaced with the New Revolving Credit Facility.
(b)	Reflects $150 million of commitments under the New Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at March 31, 2013. There were no loans outstanding under the New Revolving Credit Facility as of March 31, 2013.
(c)	Principal amount of $592 million less unamortized discount of $5 million. Of this amount, $30 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at March 31, 2013.
(d)	Face amount of $1.1 billion plus unamortized premiums of $51 million at September 30, 2012. All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(e)	Face amount of $150 million plus unamortized premiums of $6 million at September 30, 2012. All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(f)	Face amount of €175 million. Amount above represents the dollar equivalent of such notes at March 31, 2013.
(g)	Face amount of $765 million less unamortized discounts of $15 million and $16 million at March 31, 2013 and September 30, 2012, respectively.

2012 Debt Refinancing

On November 1, 2012, the Company completed a refinancing (the “2012 Refinancing”) of its then outstanding senior secured notes due 2016 (the “Old Secured Notes”). In connection with the 2012 Refinancing, the Company issued new senior secured notes consisting of $500 million aggregate principal amount of Senior Secured Notes due 2021 and €175 million aggregate principal amount of Senior Secured Notes due 2021 (the “New Secured Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “New Revolving Credit Facility” and, together with Term Loan Facility, the “New Senior Credit Facilities”). Acquisition Corp. is the borrower under the New Revolving Credit Facility (the “Revolving Borrower”) and under the Term Loan Facility (the “Term Loan Borrower”). The proceeds from the 2012 Refinancing, together with $101 million of the Company’s available cash, were used to pay the total consideration due in connection with the tender offers for all of the Company’s previously outstanding $1.250 billion 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining notes not tendered in the tender offers. The Company also retired its existing $60 million Revolving Credit Facility (the “Old Revolving Credit Facility”) in connection with the 2012 Refinancing, replacing it with the New Revolving Credit Facility. The Company also borrowed $31 million under the New Revolving Credit Facility as part of the 2012 Refinancing, which loans were repaid in full on December 3, 2012.

In connection with the 2012 Refinancing, the Company made a redemption payment of $1.377 billion, which included the repayment of the Company’s previously outstanding $1.250 billion Old Secured Notes, tender/call premiums of $93 million and consent fees of approximately $34 million. The Company also paid approximately $45 million in accrued interest through the closing date.

The Company recorded a loss on extinguishment of debt of approximately $83 million in the six months ended March 31, 2013, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date, which included the principal value of $1.250 billion, plus unamortized premiums of $55 million, less unamortized debt issuance costs of $11 million related to the Old Secured Notes.

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

Scheduled Amortization of Term Loan

The Term Loans under the Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 5.00% of the original principal amount of the Term Loan Facility with the balance payable on maturity date of the Term Loans. The first quarterly installment was paid in the current three month period ended March 31, 2013.

Maturities of Credit Agreements

The Term Loan Facility matures on November 1, 2018. The New Revolving Credit Facility matures on November 1, 2017.

Maturities of Senior Notes

As of March 31, 2013, there are no scheduled maturities until 2018 ($765 million). Thereafter, $874 million is scheduled to mature.

Interest Expense

Total interest expense, net was $49 million and $56 million for the three months ended March 31, 2013 and March 31, 2012, respectively and $102 million and $113 million for the six months ended March 31, 2013 and March 31, 2012, respectively. The weighted-average interest rate of the Company’s total debt was 8.3% and 10.5% for the three and six months ended March 31, 2013 and March 31, 2012, respectively.

6. Share-Based Compensation Plan

The Company accounts for share-based payments as required by FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees to be recognized as compensation expense. Under the recognition provision of ASC 718, liability classified stock-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price.

Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s compensation committee to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through a purposely established LLC holding company. The Company’s Board of Directors authorized the LLC (the “LLC”) to purchase up to 82.1918 shares of the Company’s common stock pursuant to the Plan; there are currently 55 shares issued and outstanding to the LLC. The Company will allocate shares to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined and may grant unallocated shares under the Plan to certain members of current or future management.

At the time that annual free cash flow bonuses for such Plan year are determined, a participant shall be granted and credited an equal number of deferred equity units and related matching equity units based on their respective allocation. Deferred equity units granted under the Plan generally will vest between one and seven years and the redemption price will equal the fair market value of the Company’s stock on the date of the settlement. Matching equity units granted under the Plan generally will vest between three and seven years and the redemption price will equal the excess, if any, of the then fair market value of one Company fractional share over the grant date fair value. All deferred and matching equity units will be settled in three installments in December 2018, 2019, and 2020. The deferred units will be settled at the participant’s election for cash equal to the fair market value or one fractional company share. The matching units will be settled for cash equal to the redemption price. In December 2020, all outstanding shares become mandatorily redeemable at the then fair market value. Due to this mandatory redemption clause, the Company has classified the awards under the Plan as liability instruments. Dividend distributions, if any, are also paid out on vested units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses deferred stock-based compensation on an accelerated basis over the vesting period of the share award.

The following is a summary of the Company’s share awards for the quarter ended March 31, 2013:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Exercise Price	Matching Equity Units Weighted-Average Exercise Price	Deferred Equity Units Weighted- Average Grant-Date Intrinsic Value	Matching Equity Units Weighted- Average Grant-Date Intrinsic Value
Unvested units at January 1, 2013	—	—	$—	$—	$—	$—
Granted	25	25	107.13	107.13	107.13	107.13
Vested	—	—	—	—	—	—
Forfeited	(1)	(1)	107.13	107.13	107.13	107.13

Unvested units at March 31, 2013	24	24	107.13	107.13	107.13	107.13

        The weighted-average grant date intrinsic value of share awards for the quarter ended March 31, 2013 was $107.13. There were no shares that vested in the period. There was no such activity in the comparable quarter last year.

Compensation Expense

The Company recognized non-cash compensation expense related to its stock-based compensation plan of $4 million for the quarter ended March 31, 2013. There was no such expense in the comparable quarter last year. Of the $4 million, $3 million related to awards for employees and $1 million related to awards for non-employees.

In addition, as of March 31, 2013, the Company had approximately $22 million of unrecognized compensation costs related to its unvested share awards. The remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 2.25 years.

7. Commitments and Contingencies

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of Internet Music purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is currently in discovery. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the Court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until June 27, 2013 to allow for settlement of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. Settlement discussions are ongoing. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

Other Matters

In addition to the matters discussed above, the Company is involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In none of the currently pending proceedings is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) the results of ongoing discovery; (2) uncertain damage theories and demands; (3) a less than complete factual record; (4) uncertainty concerning legal theories and their resolution by courts or regulators; and (5) the unpredictable nature of the opposing party and its demands. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, the Company continuously monitors these proceedings as they develop and adjusts any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on the Company, including the Company’s brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on the Company’s results of operations for a given reporting period.

8. Derivative Financial Instruments

Foreign Currency Risk Management

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency, including Euro denominated debt. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 11.

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

As of March 31, 2013, the Company had outstanding hedge contracts for the sale of $332 million and the purchase of $262 million of foreign currencies at fixed rates. As of March 31, 2013, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging. As of September 30, 2012, the Company had outstanding hedge contracts for the sale of $349 million and the purchase of $21 million of foreign currencies at fixed rates. As of September 30, 2012, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging.

Interest Rate Risk Management

The Company has $2.211 billion of debt outstanding at March 31, 2013, of which $587 million is variable rate debt. As such, the Company is exposed to changes in interest rates. The Company manages this exposure through the fixed-to-floating debt ratio; currently 73% of the Company’s debt is at a fixed rate. In addition, at March 31, 2013, all of the Company’s floating rate debt under our Term Loan Facility was subject to a LIBOR floor of 1.25%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed-rate debt until such time as the LIBOR rate moves higher than the floor.

In addition to the $587 million of variable rate debt, the Company also had $1.624 billion of fixed-rate debt. Based on the level of interest rates prevailing at March 31, 2013, the fair value of this fixed-rate debt was approximately $1.831 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $13 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

9. Segment Information

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

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
March 31, 2013
Revenues	$554	$127	$(6)	$675
OIBDA	87	53	(24)	116
Depreciation of property, plant and equipment	(9)	(1)	(2)	(12)
Amortization of intangible assets	(32)	(15)	—	(47)

Operating income (loss)	$46	$37	$(26)	$57

March 31, 2012
Revenues	$499	$127	$(3)	$623
OIBDA	49	53	(17)	85
Depreciation of property, plant and equipment	(7)	(2)	(4)	(13)
Amortization of intangible assets	(34)	(16)	—	(50)

Operating income (loss)	$8	$35	$(21)	$22

Six Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
March 31, 2013
Revenues	$1,211	$243	$(10)	$1,444
OIBDA	201	69	(42)	228
Depreciation of property, plant and equipment	(16)	(3)	(6)	(25)
Amortization of intangible assets	(65)	(30)	—	(95)

Operating income (loss)	$120	$36	$(48)	$108

March 31, 2012
Revenues	$1,158	$248	$(8)	$1,398
OIBDA	153	69	(38)	184
Depreciation of property, plant and equipment	(15)	(3)	(7)	(25)
Amortization of intangible assets	(67)	(31)	—	(98)

Operating income (loss)	$71	$35	$(45)	$61

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $110 million and $79 million during the six months ended March 31, 2013 and March 31, 2012, respectively. The increase in cash interest is due to timing of interest payments resulting from the refinancing of debt in the current period and the financing at the time of the Merger. The Company paid approximately $8 million and $24 million of income and withholding taxes, net of refunds, during the six months ended March 31, 2013 and March 31, 2012, respectively. The $24 million of cash tax payments during the six months ended March 31, 2012 includes $15 million of a payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc.

11. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2013 and September 30, 2012. Balances in other current and other non-current liabilities represent purchase obligations and contingent consideration related to our various acquisitions. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other (expense) income, net, in the statement of operations.

	Fair Value Measurements as of March 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$8	$—	$8
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(9)	$—	$(9)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(10)	$(10)

Total	$—	$(1)	$(12)	$(13)

	Fair Value Measurements as of September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(5)	$—	$(5)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(11)	$(11)

Total	$—	$(5)	$(11)	$(16)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow (“DCF”) approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of our various acquisitions and the expected timing of the payment. The change represents the increase in contingent consideration on a previous acquisition.

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

12. Subsequent Events

Debt Repayment

On May 9, 2013, Acquisition Corp. prepaid $102.5 million in aggregate principal amount of term loans under the Term Loan Facility. Acquisition Corp. also issued an irrevocable notice of redemption relating to $50 million in aggregate principal amount of its currently outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its currently outstanding 6.250% Senior Secured Notes due 2021 (the “Notes Redemption”).

Term Loan Credit Agreement Amendment

On May 9, 2013, Acquisition Corp. entered into an incremental commitment amendment (the “Term Loan Credit Agreement Amendment”) to its existing Term Loan Credit Agreement, among Acquisition Corp., Holdings, the subsidiaries of Acquisition Corp. party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (as so amended, the “Amended Term Loan Credit Agreement”). The Amended Term Loan Credit Agreement provides for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”) and the Term Loan Credit Agreement Amendment (i) effectuated a reduction of the applicable interest margin and the Term Loan LIBOR Rate floor for term loans outstanding on the date of the amendment and (ii) extends the maturity of term loans outstanding on the date of the amendment. The proceeds of the Incremental Term Loan Facility will be used to consummate the acquisition of the Parlophone Label Group from Universal Music Group (the “Transaction”), to pay fees, costs and expenses related to the Transaction and for general corporate purposes of Acquisition Corp. and its subsidiaries.

The rate at which the loans under the Amended Term Loan Credit Agreement bear interest is equal to, at Term Loan Borrower’s election (i) the Term Loan LIBOR Rate plus 2.75% per annum or (ii) the Term Loan Base Rate plus 1.75% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.00%.

Loans outstanding under the Amended Term Loan Credit Agreement will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of indebtedness outstanding under the Amended Term Loan Credit Agreement with the balance payable on the maturity date of the term loans. The first quarterly installment is scheduled to be paid on December 31, 2013. The loans outstanding under the Amended Term Loan Credit Agreement mature on July 1, 2020, with a springing maturity date on July 2, 2018 in the event that more than $153 million aggregate principal amount of the 11.50% Senior Notes of Acquisition Corp. due October 1, 2018 (the “Unsecured WMG Notes”) are outstanding on June 28, 2018 unless, on June 28, 2018, the senior secured indebtedness to EBITDA ratio of Acquisition Corp. is less than or equal to 3.50 to 1.00.

Revolving Credit Facility

Acquisition Corp. entered into an amendment, dated April 23, 2013 (the “Revolving Credit Agreement Amendment “) to the New Revolving Credit Facility. The Revolving Credit Agreement Amendment reduces the applicable interest rate margin under the New Revolving Credit Facility and increases flexibility under the New Revolving Credit Facility to make investments in non-guarantors so as to permit internal reorganizations and optimization of ownership structure in foreign subsidiaries. Effective as of May 9, 2013, the rate at which the loans under the Amended Revolving Credit Agreement bear interest is equal to, at Revolving Borrower’s election (i) the Revolving LIBOR Rate plus 2.00% per annum or (ii) the Revolving Base Rate plus 1.00% per annum.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. has issued and outstanding the 6.00% Senior Secured Notes due 2021, the 6.25% Senior Secured Notes due 2021, and the 11.50% Senior Notes due 2018 (together, the “Acquisition Corp. Notes”).

The Holdings Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-Q for March 31, 2012. The Company uses the equity method to account for its investment in its subsidiaries. The revised presentation reflects adjustments to certain equity, intercompany and investment balances primarily to properly reflect the impact of purchase accounting in the consolidating balance sheet. We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor subsidiaries from Operating Activities to Financing Activities. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$44	$94	$146	$—	$284	$10	$—	$—	$294
Accounts receivable, net	—	165	163	—	328	—	—	—	328
Inventories	—	9	16	—	25	—	—	—	25
Royalty advances expected to be recouped within one year	—	75	44	—	119	—	—	—	119
Deferred tax assets	—	35	16	—	51	—	—	—	51
Other current assets	—	16	50	—	66	—	—	—	66

Total current assets	44	394	435	—	873	10	—	—	883
Royalty advances expected to be recouped after one year	—	93	54	—	147	—	—	—	147
Investments in and advances to (from) consolidated subsidiaries	3,020	789	—	(3,809)	—	978	836	(1,814)	—
Property, plant and equipment, net	—	99	39	—	138	—	—	—	138
Goodwill	—	1,379	5	—	1,384	—	—	—	1,384
Intangible assets subject to amortization, net	—	1,041	1,330	—	2,371	—	—	—	2,371
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due (to) from parent companies	—	92	(92)	—	—	—	—	—	—
Other assets	51	13	12	(1)	75	8	—	—	83

Total assets	$3,115	$3,975	$1,810	$(3,810)	$5,090	$996	$836	$(1,814)	$5,108

Liabilities and Deficit:
Current liabilities:
Accounts payable	$3	$82	$52	$—	$137	$—	$—	$—	$137
Accrued royalties	—	622	371	—	993	—	—	—	993
Accrued liabilities	1	84	113	—	198	—	—	—	198
Accrued interest	66	—	—	—	66	10	—	—	76
Deferred revenue	—	89	56	—	145	—	—	—	145
Current portion of long-term debt	30	—	—	—	30	—	—	—	30
Other current liabilities	—	15	(9)	3	9	—	—	—	9

Total current liabilities	100	892	583	3	1,578	10	—	—	1,588
Long-term debt	2,031	—	—	—	2,031	150	—	—	2,181
Deferred tax liabilities, net	—	147	196	—	343	—	—	—	343
Other noncurrent liabilities	6	45	90	—	141	—	—	—	141

Total liabilities	2,137	1,084	869	3	4,093	160	—	—	4,253

Total Warner Music Group Corp. equity (deficit)	978	2,891	922	(3,813)	978	836	836	(1,814)	836
Noncontrolling interest	—	—	19	—	19	—	—	—	19

Total equity (deficit)	978	2,891	941	(3,813)	997	836	836	(1,814)	855

Total liabilities and equity (deficit)	$3,115	$3,975	$1,810	$(3,810)	$5,090	$996	$836	$(1,814)	$5,108

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet

September 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$44	$105	$143	$—	$292	$10	$—	$—	$302
Accounts receivable, net	—	158	240	—	398	—	—	—	398
Inventories	—	11	17	—	28	—	—	—	28
Royalty advances expected to be recouped within one year	—	67	49	—	116	—	—	—	116
Deferred tax assets	—	35	16	—	51	—	—	—	51
Other current assets	7	8	29	—	44	—	—	—	44

Total current assets	51	384	494	—	929	10	—	—	939
Royalty advances expected to be recouped after one year	—	82	60	—	142	—	—	—	142
Investments in and advances to (from) consolidated subsidiaries	3,133	621	—	(3,754)	—	1,070	926	(1,996)	—
Property, plant and equipment, net	—	108	44	—	152	—	—	—	152
Goodwill	—	1,375	5	—	1,380	—	—	—	1,380
Intangible assets subject to amortization, net	—	1,097	1,402	—	2,499	—	—	—	2,499
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due from (to) parent companies	—	176	(176)	—	—	—	—	—	—
Other assets	32	12	13	—	57	6	1	—	64

Total assets	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$81	$75	$—	$156	$—	$—	$—	$156
Accrued royalties	—	591	406	—	997	—	—	—	997
Accrued liabilities	—	108	145	—	253	—	—	—	253
Accrued interest	79	—	—	—	79	10	—	—	89
Deferred revenue	—	63	38	—	101	—	—	—	101
Other current liabilities	—	14	(7)	3	10	—	—	—	10

Total current liabilities	79	857	657	3	1,596	10	—	—	1,606
Long-term debt	2,056	—	—	—	2,056	150	—	—	2,206
Deferred tax liabilities, net	—	159	216	—	375	—	—	—	375
Other noncurrent liabilities	11	47	81	8	147	—	—	—	147

Total liabilities	2,146	1,063	954	11	4,174	160	—	—	4,334

Total Warner Music Group Corp. equity (deficit)	1,070	2,867	898	(3,765)	1,070	926	927	(1,996)	927
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total equity (deficit)	1,070	2,867	915	(3,765)	1,087	926	927	(1,996)	944

Total liabilities and equity (deficit)	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$351	$373	$(49)	$675	$—	$—	$—	$675
Costs and expenses:
Cost of revenues	—	(168)	(205)	44	(329)	—	—	—	(329)
Selling, general and administrative expenses	—	(126)	(113)	(3)	(242)	—	—	—	(242)
Amortization of intangible assets	—	(28)	(19)	—	(47)	—	—	—	(47)

Total costs and expenses	—	(322)	(337)	41	(618)	—	—	—	(618)

Operating income	—	29	36	(8)	57	—	—	—	57
Interest expense, net	(42)	2	(4)	—	(44)	(5)	—	—	(49)
Equity gains (losses) from consolidated subsidiaries	56	(28)	—	(28)	—	7	2	(9)	—
Other expense, net	(7)	5	(2)	—	(4)	—	—	—	(4)

(Loss) income before income taxes	7	8	30	(36)	9	2	2	(9)	4
Income tax benefit (expense)	—	—	1	(1)	—	—	—	—	—

Net (loss) income	7	8	31	(37)	9	2	2	(9)	4
Less: loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp.	$7	$8	$29	$(37)	$7	$2	$2	$(9)	$2

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$312	$374	$(63)	$623	$—	$—	$—	$623
Costs and expenses:
Cost of revenues	—	(163)	(211)	56	(318)	—	—	—	(318)
Selling, general and administrative expenses	—	(112)	(128)	7	(233)	—	—	—	(233)
Amortization of intangible assets	—	(46)	(4)	—	(50)	—	—	—	(50)

Total costs and expenses	—	(321)	(343)	63	(601)	—	—	—	(601)

Operating income	—	(9)	31	—	22	—	—	—	22
Interest expense, net	(49)	2	(4)	—	(51)	(5)	—	—	(56)
Equity gains (losses) from consolidated subsidiaries	21	(14)	—	(7)	—	(31)	(36)	67	—
Other income (expense), net	(1)	(33)	36	—	2	—	—	—	2

(Loss) income before income taxes	(29)	(54)	63	(7)	(27)	(36)	(36)	67	(32)
Income tax (expense) benefit	(2)	(1)	1	—	(2)	—	—	—	(2)

Net (loss) income	(31)	(55)	64	(7)	(29)	(36)	(36)	67	(34)
Less: loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp.	$(31)	$(55)	$62	$(7)	$(31)	$(36)	$(36)	$67	$(36)

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$695	$854	$(105)	$1,444	$—	$—	$—	$1,444
Costs and expenses:
Cost of revenues	—	(330)	(500)	93	(737)	—	—	—	(737)
Selling, general and administrative expenses	—	(249)	(267)	12	(504)	—	—	—	(504)
Amortization of intangible assets	—	(58)	(37)	—	(95)	—	—	—	(95)

Total costs and expenses	—	(637)	(804)	105	(1,336)	—	—	—	(1,336)

Operating income	—	58	50	—	108	—	—	—	108
Loss on extinguishment of debt	(83)	—	—	—	(83)	—	—	—	(83)
Interest expense, net	(85)	3	(9)	—	(91)	(11)	—	—	(102)
Equity gains (losses) from consolidated subsidiaries	97	(45)	—	(52)	—	(67)	(78)	145	—
Other expense, net	(7)	—	(2)	—	(9)	—	—	—	(9)

(Loss) income before income taxes	(78)	16	39	(52)	(75)	(78)	(78)	145	(86)
Income tax benefit (expense)	11	10	—	(10)	11	—	—	—	11

Net (loss) income	(67)	26	39	(62)	(64)	(78)	(78)	145	(75)
Less: loss attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)

Net (loss) income attributable to Warner Music Group Corp.	$(67)	$26	$36	$(62)	$(67)	$(78)	$(78)	$145	$(78)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$645	$869	$(116)	$1,398	$—	$—	$—	$1,398
Costs and expenses:
Cost of revenues	—	(328)	(514)	104	(738)	—	—	—	(738)
Selling, general and administrative expenses	—	(236)	(277)	12	(501)	—	—	—	(501)
Amortization of intangible assets	—	(61)	(37)	—	(98)	—	—	—	(98)

Total costs and expenses	—	(625)	(828)	116	(1,337)	—	—	—	(1,337)

Operating income	—	20	41	—	61	—	—	—	61
Interest expense, net	(98)	3	(7)	—	(102)	(11)	—	—	(113)
Equity gains (losses) from consolidated subsidiaries	55	(27)	—	(28)	—	(51)	(62)	113	—
Other income (expense), net	—	(9)	9	—	—	—	—	—	—

(Loss) income before income taxes	(43)	(13)	43	(28)	(41)	(62)	(62)	113	(52)
Income tax (expense) benefit	(8)	(8)	(1)	9	(8)	—	—	—	(8)

Net (loss) income	(51)	(21)	42	(19)	(49)	(62)	(62)	113	(60)
Less: loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp.	$(51)	$(21)	$40	$(19)	$(51)	$(62)	$(62)	$113	$(62)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$7	$8	$31	$(37)	$9	$2	$2	$(9)	$4
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(14)	—	(14)	14	(14)	—	—	—	(14)
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive loss, net of tax:	(14)	—	(14)	14	(14)	—	—	—	(14)

Total comprehensive (loss) income	(7)	8	17	(23)	(5)	2	2	(9)	(10)
Comprehensive income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(7)	$8	$15	$(23)	$(7)	$2	$2	$(9)	$(12)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(31)	$(55)	$64	$(7)	$(29)	$(36)	$(36)	$67	$(34)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	6	—	6	(6)	6	—	—	—	6
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive income, net of tax:	6	—	6	(6)	6	—	—	—	6

Total comprehensive (loss) income	(25)	(55)	70	(13)	(23)	(36)	(36)	67	(28)
Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(25)	$(55)	$68	$(13)	$(25)	$(36)	$(36)	$67	$(30)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(67)	$26	$39	$(62)	$(64)	$(78)	$(78)	$145	$(75)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(12)	—	(12)	12	(12)	—	—	—	(12)
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive income, net of tax:	(12)	—	(12)	12	(12)	—	—	—	(12)

Total comprehensive (loss) income	(79)	26	27	(50)	(76)	(78)	(78)	145	(87)
Comprehensive loss attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(79)	$26	$24	$(50)	$(79)	$(78)	$(78)	$145	$(90)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(51)	$(21)	$42	$(19)	$(49)	$(62)	$(62)	$113	$(60)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(8)	—	(8)	8	(8)	—	—	—	(8)
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive income, net of tax:	(8)	—	(8)	8	(8)	—	—	—	(8)

Total comprehensive (loss) income	(59)	(21)	34	(11)	(57)	(62)	(62)	113	(68)
Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(59)	$(21)	$32	$(11)	$(59)	$(62)	$(62)	$113	$(70)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(67)	$26	$39	$(62)	$(64)	$(78)	$(78)	$145	$(75)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on extinguishment of debt	83	—	—	—	83	—	—	—	83
Depreciation and amortization	—	77	43	—	120	—	—	—	120
Deferred income taxes	—	—	(12)	—	(12)	—	—	—	(12)
Non-cash interest expense	5	—	—	—	5	1	—	—	6
Equity losses (gains)	(97)	49	—	52	4	67	78	(145)	4
Stock based compensation expense	—	4	—	—	4	—	—	—	4
Changes in operating assets and liabilities:
Accounts receivable	(1)	(7)	72	—	64	—	—	—	64
Inventories	—	1	1	—	2	—	—	—	2
Royalty advances	—	(18)	8	—	(10)	—	—	—	(10)
Accounts payable and accrued liabilities	—	31	(121)	16	(74)	—	—	—	(74)
Royalty payables	—	30	(18)	—	12	—	—	—	12
Accrued interest	(13)	—	—	—	(13)	—	—	—	(13)
Deferred income	—	27	19	—	46	—	—	—	46
Other balance sheet changes	2	(14)	(14)	(6)	(32)	—	—	—	(32)

Net cash (used in) provided by operating activities	(88)	206	17	—	135	(10)	—	—	125

Cash flows from investing activities:
Investments and acquisitions of businesses	—	(5)	—	—	(5)	—	—	—	(5)
Acquisition of publishing rights	—	(8)	(3)	—	(11)	—	—	—	(11)
Capital expenditures	—	(9)	(4)	—	(13)	—	—	—	(13)
Advances to issuer	195	—	—	(195)	—	—	—	—	—

Net cash provided by (used in) investing activities	195	(22)	(7)	(195)	(29)	—	—	—	(29)

Cash flows from financing activities:
Dividend by Acquisition Corp to Holdings Corp	(12)	—	—	—	(12)	12	—	—	—
Change in due to (from) to issuer	—	(195)	—	195	—	—	—	—	—
Proceeds from draw down of the New Revolving Credit Facility	31	—	—	—	31	—	—	—	31
Repayment of the New Revolving Credit Facility	(31)	—	—	—	(31)	—	—	—	(31)
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Proceeds from Acquisition Corp Term Loan Facility, net	594	—	—	—	594	—	—	—	594
Repayment of Acquisition Corp 9.5% Senior Subordinated Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Financing fees paid for early redemption of debt	(127)	—	—	—	(127)	—	—	—	(127)
Deferred financing costs paid	(31)	—	—	—	(31)	(2)	—	—	(33)
Amortization of Term Loan	(8)	—	—	—	(8)	—	—	—	(8)

Net cash (used in) provided by financing activities	(107)	(195)	—	195	(107)	10	—	—	(97)
Effect of foreign currency exchange rate changes on cash	—	—	(7)	—	(7)	—	—	—	(7)

Net (decrease) increase in cash and equivalents	—	(11)	3	—	(8)	—	—	—	(8)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302

Cash and equivalents at end of period	$44	$94	$146	$—	$284	$10	$—	$—	$294

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	(51)	(21)	42	(19)	$(49)	$(62)	$(62)	$113	$(60)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	79	44	—	123	—	—	—	123
Deferred income taxes	—	—	(9)	—	(9)	—	—	—	(9)
Non-cash interest expense (income)	(1)	—	—	—	(1)	—	—	—	(1)
Equity losses (gains)	(55)	27	(1)	29	—	51	62	(113)	—
Changes in operating assets and liabilities:
Accounts receivable	8	32	36	—	76	—	—	—	76
Inventories	—	1	1	—	2	—	—	—	2
Royalty advances	—	20	1	—	21	—	—	—	21
Accounts payable and accrued liabilities	—	(35)	4	(10)	(41)	—	—	—	(41)
Royalty payables	—	29	(3)	—	26	—	—	—	26
Accrued interest	28	—	—	—	28	6	—	—	34
Deferred income	—	(7)	9	—	2	—	—	—	2
Other balance sheet changes	38	(27)	(39)	—	(28)	1	—	—	(27)

Net cash (used in) provided by operating activities	(33)	98	85	—	150	(4)	—	—	146

Cash flows from investing activities:
Acquisition of publishing rights	—	(6)	(7)	—	(13)	—	—	—	(13)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Advances to issuer	60	—	—	(60)	—	—	—	—	—
Investments and acquisitions of businesses	—	—	(5)	—	(5)	—	—	—	(5)
Capital expenditures	—	(10)	(3)	—	(13)	—	—	—	(13)

Net cash provided by (used in) investing activities	60	(14)	(15)	(60)	(29)	—	—	—	(29)

Cash flows from financing activities:
Dividend by Acquisition Corp. to Holdings Corp.	—	(10)	—	—	(10)	10	—	—	—
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) to issuer	—	(60)	—	60	—	—	—	—	—

Net cash (used in) provided by financing activities	—	(70)	(2)	60	(12)	10	—	—	(2)

Effect of foreign currency exchange rate changes on cash	—	—	3	—	3	—	—	—	3

Net (decrease) increase in cash and equivalents	27	14	71	—	112	6	—	—	118
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$44	$75	$143	$—	$262	$10	$—	$—	$272

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost-savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding the consummation of the acquisition of the Parlophone Label Group from Universal Music Group (the “Transaction”), including any related financing and the realization of any benefits following the consummation of the Transaction, our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost-savings from such efforts, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	the failure of regulators to approve the Transaction;

•	the risk that the Transaction may not be completed on the expected time table, or at all;

•	failure to realize expected synergies and other benefits contemplated by the Transaction;

•	disruption from the Transaction making it more difficult to maintain certain strategic relationships;

•	risks relating to recent or future ratings agency actions or downgrades as a result of the Transaction, or any associated financing;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	significant fluctuations in our operations and cash flows from period to period;

•	our inability to compete successfully in the highly competitive markets in which we operate;

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

•

the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost-savings;

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

In connection with the Merger, the Company delisted its common stock from listing on the NYSE. We continue to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the instruments covering our outstanding indebtedness. The Company and Holdings are holding companies that conduct substantially all of their business operations through their subsidiaries. The terms “we,” “us,” “our,” “ours,” and the “Company” refer collectively to Warner Music Group Corp. and its consolidated subsidiaries, except where otherwise indicated.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the unaudited financial statements and notes thereto included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2013 and March 31, 2012. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2013 and March 31, 2012 as well as a discussion of our financial condition and liquidity as of March 31, 2013. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. However, a limitation of the use of the constant-currency results as a performance measure is that it does not reflect the impact of exchange rates on our revenue, including, for example, the $7 million, $6 million and $1 million unfavorable impact of exchange rates on our Total, Recorded Music and Music Publishing revenue, in the three months ended March 31, 2013 compared to the prior-year quarter and the $15 million, $13 million and $2 million unfavorable impact of exchange rates on our Total, Recorded Music and Music Publishing revenues in the six months ended March 31, 2013 compared to the prior-year period. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and DVD products to retailers and wholesale distributors in the U.S., Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and ADA Global, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital retailers such as Apple’s iTunes and Google Play, and are otherwise exploited by online subscription services such as Spotify, Rhapsody and Deezer, and Internet radio services such as Pandora and iHeart Radio.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including Artist & Repertoire (“A&R”), marketing, promotion and distribution. Our new media executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create.

We believe that entering into expanded-rights deals and enhancing our artist services capabilities will permit us to diversify revenue streams and capitalize on revenue opportunities in merchandising, fan clubs, sponsorship and touring. This will provide for improved long-term relationships with artists and allow us to more effectively connect artists and fans.

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

The principal costs associated with our Recorded Music operations are as follows:

•

Royalty costs and artist and repertoire costs: the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing artists, (iii) creating master recordings in the studio and (iv) creating artwork for album covers and liner notes;

•	Product costs: the costs to manufacture, package and distribute product to wholesale and retail distribution outlets as well as those principal costs related to our artist services businesses;

•

Selling and marketing costs: the costs associated with the promotion and marketing of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

•	General and administrative costs: the costs associated with general overhead and other administrative costs.

Music Publishing Operations

Where recorded music is focused on exploiting a particular recording of a song, music publishing is an intellectual property business focused on the exploitation of the song itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our music publishing business, Warner/Chappell Music, garners a share of the revenues generated from use of the song.

Warner/Chappell is headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Warner/Chappell owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment, and Disney Music Publishing. Since 2012, Warner/Chappell has been making an effort to build up its film and TV music business, with the acquisition of certain songs and recordings from numerous critically acclaimed films and TV shows. These acquisitions will help Warner/Chappell take advantage of the higher margins and strong synchronization and performance income in the TV/film space. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, and is collectively branded as Warner/Chappell Production Music.

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

The principal costs associated with our Music Publishing operations are as follows:

•

Artist and repertoire costs: the costs associated with (i) signing and developing songwriters and (ii) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works; and

•	General and administration costs: the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate most of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully offset the declines in CD sales on a worldwide industry basis. While there are signs of industry stabilization, with IFPI reporting that global recorded music industry revenues grew 0.2% in 2012, the first time the industry grew year-over-year in 13 years, and, according to the RIAA, the U.S. recorded music industry unit sales declined by only 0.9% in 2012, a marked improvement versus a decade of steep declines prior to 2011, sales continued to fall in other countries and the industry continues to be impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Severance Charges

We continue to monitor our business to determine when it is appropriate to take actions to further align our cost structure with industry trends. This resulted in severance charges of $1 million for the three months ended March 31, 2013, compared to $4 million for the three months ended March 31, 2012 and $6 million for the six months ended March 31, 2013, compared to $11 million during the six months ended March 31, 2012.

Additional Targeted Savings

As of the completion of the Merger on July 20, 2011, we targeted cost-savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost-saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. Through March 31, 2013 we had achieved a majority of the targeted cost-savings that we identified at the time of the Merger.

EMI Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of the Parlophone Label Group by Universal Music Group. These costs amounted to approximately $3 million for the three months ended March 31, 2013 and $1 million for the three months ended March 31, 2012, and were recorded in the consolidated statements of operations within general and administrative expense.

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

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. Artist services and expanded rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 8% of our total revenue during the six months ended March 31, 2013. Artist services and expanded rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from recorded music and music publishing.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, pays Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. For the three months ended March 31, 2013 and 2012, such costs incurred by the Company were approximately $2 million, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement. For the six months ended March 31, 2013 and 2012, such costs incurred by the Company were approximately $4 million, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $1 million of expenses in each period reimbursed related to certain consultants with full time roles at the Company. Under the Management Agreement with Access, the Company is obligated to pay Access an aggregate annual fee equal to the greater of (i) the sum of (x) $6 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time and (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year.

Debt Repayment

On May 9, 2013, Acquisition Corp. prepaid $102.5 million in aggregate principal amount of term loans under the Term Loan Facility. On May 13, 2013, Acquisition Corp. issued an irrevocable notice of redemption relating to $50 million in aggregate principal amount of its currently outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its currently outstanding 6.250% Senior Secured Notes due 2021 (the “Notes Redemption”).

Recent Developments

Agreement to Acquire the Parlophone Label Group

On February 7, 2013, we announced that we had signed a definitive agreement to acquire the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million, or approximately $745 million (based on conversion of amounts from GBP to USD of 1:1.53 as of April 12, 2013), in an all-cash transaction. References to the “Transaction” include the transactions contemplated by the EMI France Agreement (as defined below) unless the context otherwise requires.

In connection with the Transaction, our wholly owned subsidiary, Warner Music Holdings Limited, together with certain other Company subsidiaries, as buyers, and Acquisition Corp., as guarantor, entered into a Share Purchase Agreement, dated as of February 6, 2013 (the “PLG Agreement”), with certain subsidiaries of Universal Music Group, relating to the purchase of the outstanding shares of capital stock of PLG Holdco Limited and related entities composing the Parlophone Label Group. Warner Music Holdings BV also entered into a put option (the “Put Option”) with EMI Music France Holdco Limited (the “EMI France Seller”) in respect of the outstanding shares of EMI Music France SAS (“EMI France”). Pursuant to the terms of the Put Option, the EMI France Seller will, upon satisfaction of conditions with respect to the workers council consultation process, exercise the put option and execute the sale and purchase agreement (the “EMI France Agreement”) (the form of which has been agreed) between the same parties to the Put Option to transfer the outstanding shares of EMI France to Warner Music Holdings BV (the “EMI France Transaction”). It is intended that the transactions contemplated by the EMI France Agreement shall be consummated in connection with the consummation of the transactions contemplated by the PLG Agreement.

In connection with the entry into the PLG Agreement, on February 6, 2013, EGH1 BV and Warner Music Holdings Limited entered into a separation agreement (the “Separation Agreement”) and a separation plan (the “Separation Plan”) setting forth the respective rights and obligations of the parties thereto with respect to the separation of Parlophone Label Group and its business from that of the Sellers (as defined in the PLG Agreement) and EMI. The Separation Agreement and the Separation Plan provide, among other things, for the cooperation of the parties thereto in the identification and allocation, both before and after the completion of the Transaction, of assets and liabilities properly attributable to the buyers or to the sellers, and set forth procedures for cooperation between the parties in complying with their respective audit, tax and other reporting obligations.

The Transaction is being undertaken by Universal Music Group in order to comply with divestiture conditions imposed by the European Commission in connection with the acquisition by Universal Music Group of the recorded music business of EMI in 2012.

The Parlophone Label Group includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres, as well as some of the industry’s leading executive talent. The Parlophone Label Group is comprised of the historic Parlophone label and Chrysalis and Ensign labels in the U.K. as well as EMI Classics and Virgin Classics (EMI Classics and Virgin Classics brand names are not included with the transaction), and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. Its artist roster and catalog of recordings include, among many others, Air, Coldplay, Daft Punk, Danger Mouse, David Guetta, Deep Purple, Duran Duran, Edith Piaf, Gorillaz, Iron Maiden, Itzhak Perlman, Jethro Tull, Kate Bush, Kylie Minogue, Maria Callas, Pet Shop Boys, Pink Floyd, Radiohead, Shirley Bassey, Tina Turner and Tinie Tempah.

Consummation of the Transaction is subject to certain regulatory approvals and customary conditions, including, without limitation, approval of the Transaction by the European Commission pursuant to Council Regulation (EC) No. 139/2004, as amended, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Consummation of the EMI France Transaction is subject to conclusion of the consultation process with the workers’ council (comite d’entreprise) of EMI France. As of May 14, 2013, the parties have received the required approval of U.S., Brazilian and Austrian regulators.

The PLG Agreement provides that the buyers thereunder may assign to an entity under common control with the Company the PLG Agreement and all of their rights and obligations thereunder without the prior written consent of the seller under certain circumstances.

On May 9, 2013, Acquisition Corp. entered into an incremental commitment amendment (the “Term Loan Credit Agreement Amendment”) to its existing Term Loan Credit Agreement (as so amended, the “Amended Term Loan Credit Agreement”). Proceeds from indebtedness to be incurred under the Amended Term Loan Credit Agreement will be used to finance the Transaction. On May 9, 2013, Acquisition Corp. also effectuated a repricing of its outstanding term loans under its existing Term Loan Credit Agreement in connection with its entry into the Term Loan Credit Agreement Amendment. See “—Financial Condition and Liquidity—Liquidity—Term Loan Facility”.

Revolving Credit Facility

On April 23, 2013, Acquisition Corp. entered into an amendment to its New Revolving Credit Facility (as defined below). See “—Financial Condition and Liquidity—Liquidity—Revolving Credit Facility”.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Revenue by Type
Physical	$190	$170	$20	12%
Digital	262	222	40	18%

Total Physical and Digital	452	392	60	15%
Artist services and expanded rights	50	60	(10)	-17%
Licensing	52	47	5	11%

Total Recorded Music	554	499	55	11%
Performance	48	46	2	4%
Mechanical	27	32	(5)	-16%
Synchronization	27	32	(5)	-16%
Digital	21	14	7	50%
Other	4	3	1	33%

Total Music Publishing	127	127	—	—
Intersegment eliminations	(6)	(3)	(3)	100%

Total Revenue	$675	$623	$52	8%

Revenue by Geographical Location
U.S. Recorded Music	$249	$207	$42	20%
U.S. Music Publishing	56	54	2	4%

Total U.S.	305	261	44	17%
International Recorded Music	305	292	13	5%
International Music Publishing	71	73	(2)	-3%

Total International	376	365	11	3%
Intersegment eliminations	(6)	(3)	(3)	100%

Total Revenue	$675	$623	$52	8%

Total Revenue

Total revenues increased by $52 million, or 8%, to $675 million for the three months ended March 31, 2013 from $623 million for the three months ended March 31, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenues for the three months ended March 31, 2013, respectively, compared to 80% and 20% for the three months ended March 31, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 45% and 55% of total revenues, respectively, for the three months ended March 31, 2013 compared to 42% and 58% for the three months ended March 31, 2012, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased $59 million, or 10%, for the three months ended March 31, 2013.

Total digital revenues after intersegment eliminations increased by $46 million, or 20%, to $281 million for the three months ended March 31, 2013 from $235 million for the three months ended March 31, 2012. Total digital revenues represented 42% and 38% of consolidated revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2013 were comprised of U.S. revenues of $157 million and international revenues of $126 million, or 55% and 45% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended March 31, 2012 were comprised of U.S. revenues of $131 million and international revenues of $105 million, or 56% and 44% of total digital revenues, respectively.

Recorded Music revenues increased by $55 million to $554 million for the three months ended March 31, 2013 from $499 million for the three months ended March 31, 2012. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 80% of consolidated revenues, for the three months ended March 31, 2013 and March 31, 2012, respectively. U.S. Recorded Music revenues were $249 million and $207 million, or 45% and 41% of consolidated Recorded Music revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. International Recorded Music revenues were $305 million and $292 million, or 55% and 59% of consolidated Recorded Music revenues for the three months ended March 31, 2013 and March 31, 2012, respectively.

The overall increase in Recorded Music revenue reflected a strong release schedule in the current-year quarter as compared with the prior-year quarter. Despite the ongoing transition from physical to digital sales, physical revenues increased as a result of a strong release schedule with several albums that were more heavily weighted towards physical sales including Josh Groban’s “All That Echos” and Blake Shelton’s “Based on a True Story”. Digital revenues also continued to grow, up $40 million or 18% for the quarter. This increase was driven by particularly strong download growth of $31 million and continued growth in streaming and subscription services of $15 million, offset by declines in mobile revenues of $6 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to both new releases, as well as continued success from prior-quarter releases with strong digital demand, such as those from Bruno Mars and fun. In addition, licensing revenues increased $5 million, or 11%, to $52 million for the three months ended March 31, 2013, due primarily to timing. Artist services and expanded-rights revenue declined primarily due to a decrease in concert promotion revenue resulting from a strong European touring schedule in the prior-year quarter which was not duplicated in the current-year quarter. Excluding the unfavorable impact of foreign currency exchange rates, total recorded music revenues increased by $61 million, or 12%.

Overall, Music Publishing revenue remained flat, primarily due to the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by continued growth in digital revenue and an increase in performance revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The decrease in synchronization revenue reflected lower demand in commercials of $2 million and videogames of $2 million. The increase in digital revenue reflected continued growth in digital downloads of $3 million and streaming and subscription services of $5 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased by $1 million, or 1%.

Revenue by Geographical Location

U.S. revenues increased by $44 million, to $305 million for the three months ended March 31, 2013 from $261 million for the three months ended March 31, 2012. The increase in U.S. Recorded Music revenues reflected the strong release schedule in the current quarter, leading to an increase in physical revenues of $14 million despite the continued decline in demand for physical product. U.S. Recorded Music digital revenues increased $22 million as a result of the continued growth in digital download revenue of $23 million and in streaming and subscription service revenue of $3 million, due to the increased availability of and demand for digital formats. U.S. artist services and expanded-rights revenue decreased slightly by $2 million due to a decline in merchandise revenues on managed tours. U.S. Music Publishing revenues increased $2 million due to digital revenue growth of $4 million which more than offset declines in synchronization revenue of $3 million.

International revenues increased by $11 million, or 3%, to $376 million for the three months ended March 31, 2013 from $365 million for the three months ended March 31, 2012. The overall increase in international Recorded Music revenues was driven primarily by the increase in digital revenue of $18 million which was partially offset by a decline of $8 million in artist services and expanded rights revenue. The increase in digital revenue was mainly attributable to continued success from prior quarter releases with strong digital demand. International artist services and expanded rights revenue declined primarily due to a decline in concert promotion revenue resulting from a strong touring schedule in Italy and France in the prior-year quarter which was not duplicated in the current-year quarter. International Music Publishing revenues decreased $2 million due to the decline in mechanical revenue of $5 million, which was partially offset by $3 million of continued digital revenue growth. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $18 million or 5%, for the three months ended March 31, 2013.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$216	$211	$5	2%
Product costs	113	107	6	6%

Total cost of revenues	$329	$318	$11	4%

Our cost of revenues increased by $11 million, or 4%, to $329 million for the three months ended March 31, 2013 from $318 million for the three months ended March 31, 2012. Expressed as a percentage of revenues, cost of revenues were 49% and 51% for the three months ended March 31, 2013 and March 31, 2012, respectively.

Artist and repertoire costs increased by $5 million to $216 million for the three months ended March 31, 2013 from $211 million for the three months ended March 31, 2012. The increase in artist and repertoire costs were driven by increased revenues for the current-year quarter and the timing of our artist and repertoire spend. Artist and repertoire costs as a percentage of revenues decreased from 34% for three months ended March 31, 2012 to 32% for three months ended March 31, 2013.

Product costs increased by $6 million, or 6%, to $113 million for the three months ended March 31, 2013 from $107 million for the three months ended March 31, 2012 primarily as a result of the increase in both physical and digital revenue offset by a decrease in artist services and expanded rights revenues. Costs associated with our artist services and expanded rights business are primarily recorded as a component of product costs and tend to yield lower margins than our physical and digital revenue. Product costs as a percentage of revenues remained flat at 17% for both the three months ended March 31, 2013 and March 31, 2012 due to the revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$131	$130	$1	1%
Selling and marketing expense	99	90	9	10%
Distribution expense	12	13	(1)	-8%

Total selling, general and administrative expense	$242	$233	$9	4%

(1)	Includes depreciation expense of $12 million and $13 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Total selling, general and administrative expense increased by $9 million, or 4%, to $242 million for the three months ended March 31, 2013 from $233 million for the three months ended March 31, 2012. Expressed as a percentage of revenues, selling, general and administrative expenses were 36% and 37% for the three months ended March 31, 2013 and March 31, 2012, respectively.

General and administrative expenses slightly increased by $1 million, or 1%, to $131 million for the three months ended March 31, 2013 from $130 million for the three months ended March 31, 2012. The increase in general and administrative expense was driven by higher variable compensation in the current period including stock-based compensation expense, partially offset by lower severance charges in the current period. Expressed as a percentage of revenues, general and administrative expenses decreased from 21% for the three months ended March 31, 2012 to 19% for the three months ended March 31, 2013.

Selling and marketing expense increased by $9 million, or 10%, to $99 million for the three months ended March 31, 2013 from $90 million for the three months ended March 31, 2012, primarily related to higher variable marketing expense related to current quarter releases. Expressed as a percentage of revenues, selling and marketing expense increased from 14% for the three months ended March 31, 2012 to 15% for the three months ended March 31, 2013.

Distribution expense slightly decreased by $1 million, or 8%, to $12 million for the three months ended March 31, 2013 from $13 million for the three months ended March 31, 2012. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended March 31, 2013 and March 31, 2012.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$116	$85	$31	37%
Depreciation expense	(12)	(13)	1	-8%
Amortization expense	(47)	(50)	3	-6%

Operating income	57	22	35	159%
Interest expense, net	(49)	(56)	7	-13%
Other (expense) income, net	(4)	2	(6)	-300%

Income (loss) before income taxes	4	(32)	36	-113%
Income tax expense	—	(2)	2	-100%

Net income (loss)	4	(34)	38	-112%
Less: income attributable to noncontrolling interest	(2)	(2)	—	—

Net income (loss) attributable to Warner Music Group Corp.	$2	$(36)	$38	106%

OIBDA

Our OIBDA increased by $31 million, or 37%, to $116 million for the three months ended March 31, 2013 as compared to $85 million for the three months ended March 31, 2012. Expressed as a percentage of revenues, total OIBDA margin increased from 14% for the three months ended March 31, 2012 to 17% for the three months ended March 31, 2013. Our OIBDA increase was primarily driven by higher revenues, the continuing shift from physical to digital sales, and the decrease in costs as a percentage of revenue for artist and repertoire costs and selling, general and administrative expense.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense decreased by $1 million, or 8%, to $12 million for the three months ended March 31, 2013 as compared to $13 million for the three months ended March 31, 2012.

Amortization expense

Amortization expense decreased by $3 million, or 6%, to $47 million for the three months ended March 31, 2013 as compared to $50 million for the three months ended March 31, 2012 primarily due to exchange rate fluctuations.

Operating income

Our operating income increased by $35 million, or 159%, to $57 million for the three months ended March 31, 2013 as compared to operating income of $22 million for the three months ended March 31, 2012. The increase in operating income was primarily a result of the increase in OIBDA and the decrease in depreciation and amortization expense noted above.

Interest expense, net

Our interest expense, net, decreased by $7 million, or 13%, to $49 million for the three months ended March 31, 2013 as compared to $56 million for the three months ended March 31, 2012. The decrease was primarily driven by the refinancing of our senior secured debt on November 1, 2012. Our new debt obligations have lower comparable interest rates than the debt obligations outstanding in the prior-year quarter. See “Financial Condition and Liquidity” for more information.

Other (expense) income, net

Other (expense) income, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, Euro denominated debt, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax expense

We did not incur any significant income tax expense for the three months ended March 31, 2013 as compared to $2 million for the three months ended March 31, 2012.

Net income (loss)

Our net loss decreased by $38 million, to net income of $4 million for the three months ended March 31, 2013 as compared to a net loss of $34 million for the three months ended March 31, 2012. The decrease was primarily driven by the increase in operating income noted above as well as the decreases in interest expense and income tax expense.

Noncontrolling interest

Net income attributable to noncontrolling interest was $2 million for both the three months ended March 31, 2013 and March 31, 2012.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Recorded Music
Revenue	$554	$499	$55	11%
OIBDA	87	49	38	78%
Operating income	$46	$8	$38	475%
Music Publishing
Revenue	$127	$127	$—	—
OIBDA	53	53	—	—
Operating income	$37	$35	$2	6%
Corporate expenses and eliminations
Revenue	$(6)	$(3)	$(3)	100%
OIBDA	(24)	(17)	(7)	41%
Operating loss	$(26)	$(21)	$(5)	24%
Total
Revenue	$675	$623	$52	8%
OIBDA	116	85	31	37%
Operating income	$57	$22	$35	159%

Recorded Music

Revenues

Recorded Music revenues increased by $55 million to $554 million for the three months ended March 31, 2013 from $499 million for the three months ended March 31, 2012. Prior to intersegment eliminations, Recorded Music revenues represented 81% and 80% of consolidated revenues, for the three months ended March 31, 2013 and March 31, 2012, respectively. U.S. Recorded Music revenues were $249 million and $207 million, or 45% and 41% of consolidated Recorded Music revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. International Recorded Music revenues were $305 million and $292 million, 55% and 59% of consolidated Recorded Music revenues for the three months ended March 31, 2013 and March 31, 2012, respectively.

The overall increase in Recorded Music revenue reflected a strong release schedule in the current-year quarter as compared with the prior-year quarter. Despite the ongoing transition from physical to digital sales, physical revenues increased as a result of a strong release schedule with several albums that were more heavily weighted towards physical sales including Josh Groban’s “All That Echos” and Blake Shelton’s “Based on a True Story”. Digital revenues continued to grow, up $40 million or 18% for the quarter. This increase was driven by particularly strong download growth of $31 million and continued growth in streaming and subscription services of $15 million, offset by declines in mobile revenues of $6 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to both new releases, as well as continued success from prior quarter releases with strong digital demand, such as those from Bruno Mars and fun. In addition, licensing revenues increased $5 million, or 11%, to $52 million for the three months ended March 31, 2013, due primarily to timing. Artist services and expanded rights revenue declined primarily due to a decrease in concert promotion revenue resulting from a strong European touring schedule in the prior-year quarter which was not duplicated in the current-year quarter. Excluding the unfavorable impact of foreign currency exchange rates, total recorded music revenues increased by $61 million, or 12%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$164	$155	$9	6%
Product costs	113	107	6	6%

Total cost of revenues	$277	$262	$15	6%

Recorded Music cost of revenues increased $15 million, or 6%, to $277 million for the three months ended March 31, 2013 from $262 million for the three months ended March 31, 2012. The increase in artist and repertoire costs were driven by increased revenues for the current-year quarter and the timing of our artist and repertoire spend. The increase in product costs was due to the increase in physical sales, offset by lower spend on artist services and expanded rights due to revenue declines. Costs associated with our artist services and expanded rights business are primarily recorded as a component of product costs and tend to yield lower margins than our physical and digital revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased from 53% for the three months ended March 31, 2012 to 50% for the three months ended March 31, 2013.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$89	$94	$(5)	-5%
Selling and marketing expense	98	88	10	11%
Distribution expense	12	13	(1)	-8%

Total selling, general and administrative expense	$199	$195	$4	2%

(1)	Includes depreciation expense of $9 million and $7 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Recorded Music selling, general and administrative expense increased $4 million, or 2%, to $199 million for the three months ended March 31, 2013 from $195 million for the three months ended March 31, 2012. This increase was primarily due to an increase in selling and marketing expense offset by a decrease in general and administrative expense. The increase in selling and marketing expense increased in line with the increase in revenues and was largely the result of higher variable marketing increases related to current quarter releases. The increase in general and administrative expense was driven by higher variable compensation in the current period partially offset by lower severance charges in the current period. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased from 39% for the three months ended March 31, 2012 to 36% for the three months ended March 31, 2013.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$87	$49	$38	78%
Depreciation and amortization	(41)	(41)	—	—

Operating income	$46	$8	$38	475%

Recorded Music OIBDA increased by $38 million, or 78%, to $87 million for the three months ended March 31, 2013 compared to $49 million for the three months ended March 31, 2012. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 16% for the three months ended March 31, 2013 from 10% for the three months ended March 31, 2012. Our Recorded Music OIBDA increase was driven by higher revenues, the continuing shift from physical to digital sales, and the decrease in costs as a percentage of revenue for product costs and selling, general and administrative expense.

Recorded Music operating income increased by $38 million, due to the increase in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues remained flat at $127 million for both the three months ended March 31, 2013 and March 31, 2012. Prior to intersegment eliminations, Music Publishing revenues represented 19% and 20% of consolidated revenues, for the three months ended March 31, 2013 and March 31, 2012, respectively. U.S. Music Publishing revenues were $56 million and $54 million, or 44% and 43% of Music Publishing revenues for the three months ended March 31, 2013 and March 31, 2012, respectively. International Music Publishing revenues were $71 million and $73 million, or 56% and 57% of Music Publishing revenues for the three months ended March 31, 2013 and March 31, 2012, respectively.

Overall, Music Publishing revenue remained flat, primarily due to the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by continued growth in digital revenue and an increase in performance revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The decrease in synchronization revenue reflected lower demand in commercials of $2 million and videogames of $2 million. The increase in digital revenue reflected continued growth in digital downloads of $3 million and streaming and subscription services of $5 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues increased by $1 million, or 1%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$58	$59	$(1)	-2%

Total cost of revenues	$58	$59	$(1)	-2%

Music Publishing cost of revenues slightly decreased $1 million, or 2%, to $58 million for the three months ended March 31, 2013, from $59 million for the three months ended March 31, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues remained flat at 46% for the three months ended March 31, 2012 and for the three months ended March 31, 2013.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$17	$16	$1	6%
Selling and marketing expenses	—	1	(1)	-100%

Total selling, general and administrative expense	$17	$17	$—	—

(1)	Includes depreciation expense of $1 million and $2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

Music Publishing selling, general and administrative expense remained flat at $17 million for both the three months ended March 31, 2013 and March 31, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 13% for the three months ended March 31, 2012 and for the three months ended March 31, 2013.

OIBDA and Operating Income

Music Publishing operating income included the following (in millions):

	For the Three Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$53	$53	$—	—
Depreciation and amortization	(16)	(18)	2	-11%

Operating income	$37	$35	$2	6%

Music Publishing OIBDA remained flat at $53 million for both the three months ended March 31, 2013 and March 31, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA remained flat at 42% for the three months ended March 31, 2012 and for the three months ended March 31, 2013.

Music Publishing operating income increased $2 million due to a $2 million decrease in depreciation and amortization expense and flat OIBDA.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased from $17 million for the three months ended March 31, 2012 to $24 million for the three months ended March 31, 2013, primarily as a result of higher variable compensation including stock-based compensation expense in the current period partially offset by lower severance.

Our operating loss from corporate expenses and eliminations increased from $21 million for the three months ended March 31, 2012 to $26 million for the three months ended March 31, 2013 due to the decrease in OIBDA noted above and the decrease in depreciation and amortization expense.

Six Months Ended March 31, 2013 Compared with Six Months Ended March 31, 2012

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Revenue by Type
Physical	$490	$511	$(21)	-4%
Digital	499	427	72	17%

Total Physical and Digital	989	938	51	5%
Artist services and expanded rights	110	120	(10)	-8%
Licensing	112	100	12	12%

Total Recorded Music	1,211	1,158	53	5%
Performance	95	94	1	1%
Mechanical	53	65	(12)	-19%
Synchronization	49	55	(6)	-11%
Digital	40	29	11	38%
Other	6	5	1	20%

Total Music Publishing	243	248	(5)	-2%
Intersegment eliminations	(10)	(8)	(2)	25%

Total Revenue	$1,444	$1,398	$46	3%

Revenue by Geographical Location
U.S. Recorded Music	$508	$463	$45	10%
U.S. Music Publishing	91	93	(2)	-2%

Total U.S.	599	556	43	8%
International Recorded Music	703	695	8	1%
International Music Publishing	152	155	(3)	-2%

Total International	855	850	5	1%
Intersegment eliminations	(10)	(8)	(2)	25%

Total Revenue	$1,444	$1,398	$46	3%

Total Revenue

Total revenues increased by $46 million to $1.444 billion for the six months ended March 31, 2013 from $1.398 billion for the six months ended March 31, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of revenues for the six months ended March 31, 2013 and 82% and 18% of total revenues for the six months ended March 31, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenues for the six months ended March 31, 2013 and 40% and 60% of total revenues for the six months ended March 31, 2012, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased by $61 million, or 4%.

Total digital revenues after intersegment eliminations increased by $82 million, or 18%, to $536 million for the six months ended March 31, 2013 from $454 million for the six months ended March 31, 2012. Total digital revenues represented 37% and 33% of consolidated revenues for the six months ended March 31, 2013 and March 31, 2012, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2013 were comprised of U.S. revenues of $296 million and international revenues of $243 million, or 55% and 45% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the six months ended March 31, 2012 were comprised of U.S. revenues of $253 million and international revenues of $203 million, or 55% and 45% of total digital revenues, respectively.

Recorded Music revenues increased by $53 million to $1.211 billion for the six months ended March 31, 2013 from $1.158 billion for the six months ended March 31, 2012. U.S. Recorded Music revenues were $508 million and $463 million, or 42% and 40% of consolidated Recorded Music revenues for the six months ended March 31, 2013 and March 31, 2012, respectively. International Recorded Music revenues were $703 million and $695 million, or 58% and 60% of consolidated Recorded Music revenues for the six months ended March 31, 2013 and March 31, 2012, respectively.

The overall increase in Recorded Music revenue reflected the continued decline in physical sales which was more than offset by growth in digital and licensing revenue. The decrease in physical sales was primarily driven by the comparatively strong holiday release schedule in the prior year, which included the initial release of Michael Bublé’s “Christmas”, the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan and more heavily weighted towards physical sales. Digital revenues continued to grow, up $72 million or 17% in the current period. This increase was driven by equally strong growth in both downloads which increased $40 million and in streaming and subscription services which also increased $40 million, offset by the decline in mobile revenue of $8 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-period releases such as Bruno Mars’ “Unorthodox Jukebox”, as well as continued success from prior-year releases with strong digital demand such as releases from Flo Rida and fun. Licensing revenues increased $12 million, or 12%, due to timing. In addition, artist services and expanded rights revenue declined primarily due to a decline in concert promotion revenue resulting from a strong European touring schedule in the prior period which was not duplicated in the current period. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $66 million, or 6%.

Music Publishing revenues decreased by $5 million, or 2%, to $243 million for the six months ended March 31, 2013 from $248 million for the six months ended March 31, 2012. U.S. Music Publishing revenues were $91 million and $93 million, or 37% and 38%, of Music Publishing revenues for the six months ended March 31, 2013 and March 31, 2012, respectively. International Music Publishing revenues were $152 million and $155 million, or 63% and 62%, of Music Publishing revenues for the six months ended March 31, 2013 and March 31, 2012, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The decrease in synchronization revenue reflected lower demand in commercials of $4 million and videogames of $2 million. The increase in digital revenue reflected continued growth in digital downloads of $5 million and streaming and subscription services of $6 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 1%.

Revenue by Geographical Location

The increase in U.S. revenues reflected the growth in Recorded Music digital revenues and licensing revenues slightly offset by a decline in Music Publishing revenues. U.S. Recorded Music digital revenues increased $35 million as a result of the continued growth in digital download revenue of $25 million and in streaming and subscription service revenue of $17 million, due to the increased availability and demand of digital formats including the introduction of new cloud and locker services, offset by a decline in mobile revenue of $7 million. U.S. licensing revenues increased $11 million due to timing. Music Publishing revenues decreased $2 million due to declines in mechanical revenue of $6 million and synchronization revenue of $4 million which was partially offset by digital revenue growth of $8 million. U.S. artist services and expanded rights revenue remained flat.

The increase in international revenues was driven primarily by the increase in digital revenue which was partially offset by a decrease in physical revenue and artist services and expanded rights revenue. The increase in Recorded Music digital revenue was attributable to both current-period releases and continued success from prior-period releases with strong digital demand. The decrease in Recorded Music physical revenue was primarily due to the comparatively strong holiday release schedule in the prior year. International artist services and expanded rights revenue declined $10 million primarily due to a decline in concert promotion revenue resulting from a strong touring schedule in Italy and France in the prior period which was not duplicated in the current period. International Music Publishing revenues decreased due to the decline in mechanical revenue of $6 million, which was partially offset by continued digital revenue growth of $3 million. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $20 million or 2% for the three months ended March 31, 2013.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$482	$490	$(8)	-2%
Product costs	255	248	7	3%

Total cost of revenues	$737	$738	$(1)	—

Our cost of revenues slightly decreased by $1 million to $737 million for the six months ended March 31, 2013 from $738 million for the six months ended March 31, 2012. Expressed as a percentage of revenues, cost of revenues were 51% and 53% for the six months ended March 31, 2013 and March 31, 2012, respectively.

Artist and repertoire costs decreased by $8 million, or 2%, to $482 million for the six months ended March 31, 2013 from $490 million for the six months ended March 31, 2012. The decrease in artist and repertoire costs were driven by the timing of our artist and repertoire spend. Artist and repertoire costs as a percentage of revenues decreased to 33% for the six months ended March 31, 2013 from 35% for the six months ended March 31, 2012.

Product costs increased $7 million, or 3%, to $255 million for the six months ended March 31, 2013 from $248 million for the six months ended March 31, 2012, primarily as a result of the increase in revenue offset by the decrease in artist services and expanded rights revenues. Costs associated with our artist services and expanded rights businesses tend to yield lower margins than our physical and digital revenue. Product costs as a percentage of revenues remained flat at 18% for the six months ended March 31, 2013 and the six months ended March 31, 2012.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$259	$276	$(17)	-6%
Selling and marketing expense	216	196	20	10%
Distribution expense	29	29	—	—

Total selling, general and administrative expense	$504	$501	$3	1%

(1)	Includes depreciation expense of $25 million for the six months ended March 31, 2013 and March 31, 2012.

Total selling, general and administrative expense increased by $3 million, or 1%, to $504 million for the six months ended March 31, 2013 from $501 million for the six months ended March 31, 2012. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 35% for the six months ended March 31, 2013 from 36% for the six months ended March 31, 2012.

General and administrative expenses decreased by $17 million, or 6%, to $259 million for the six months ended March 31, 2013 from $276 million for the six months ended March 31, 2012. Expressed as a percentage of revenues, general and administrative expenses decreased to 18% for the six months ended March 31, 2013 from 20% for the six months ended March 31, 2012. The decrease in general and administrative expense was due to continued cost-management efforts, lower severance charges and lower variable compensation.

Selling and marketing expense increased by $20 million, or 10%, to $216 million for the six months ended March 31, 2013 from $196 million for the six months ended March 31, 2012, primarily related to higher variable marketing expense related to current-period releases. Expressed as a percentage of revenues, selling and marketing expense increased to 15% for the six months ended March 31, 2013 from 14% for the six months ended March 31, 2012, primarily as a result of the strong sales performance of Michael Bublé’s “Christmas” in the prior-period, which had a lower proportionate marketing spend.

Distribution expense remained flat at $29 for the six months ended March 31, 2013 and the six months ended March 31, 2012. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the six months ended March 31, 2013 and March 31, 2012.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$228	$184	$44	24%
Depreciation expense	(25)	(25)	—	—
Amortization expense	(95)	(98)	3	-3%

Operating income	108	61	47	77%
Loss on extinguishment of debt	(83)	—	(83)	—
Interest expense, net	(102)	(113)	11	-10%
Other expense, net	(9)	—	(9)	—

Loss before income taxes	(86)	(52)	(34)	65%
Income tax benefit (expense)	11	(8)	19	-238%

Net loss	(75)	(60)	(15)	25%
Less: income attributable to noncontrolling interest	(3)	(2)	(1)	50%

Net loss attributable to Warner Music Group Corp.	$(78)	$(62)	$(16)	26%

OIBDA

Our OIBDA increased by $44 million, or 24%, to $228 million for the six months ended March 31, 2013 as compared to $184 million for the six months ended March 31, 2012. Expressed as a percentage of revenues, total OIBDA margin increased to 16% for the six months ended March 31, 2013, from 13% for the six months ended March 31, 2012. Our OIBDA increase was primarily driven by increased digital revenues, the continuing shift from physical to digital sales, previously announced cost-savings initiatives, lower severance charges and lower variable compensation expense, partially offset by an increase in variable marketing spend.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense remained flat at $25 million for the six months ended March 31, 2013 and the six months ended March 31, 2012.

Amortization expense

Amortization expense decreased by $3 million, or 3%, to $95 million for the six months ended March 31, 2013 as compared to $98 million for the six months ended March 31, 2012 primarily due to favorable exchange rate fluctuations.

Operating income

Our operating income increased $47 million, or 77%, to $108 million, for the six months ended March 31, 2013 as compared to operating income of $61 million for the six months ended March 31, 2012. The increase in operating income was primarily a result of the increase in OIBDA and the decrease in amortization expense noted above.

Loss on extinguishment of debt

On November 1, 2013, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. As a result, for the six months ended March 31, 2013, we recorded an $83 million loss on extinguishment of debt representing the difference between the redemption payment and the carrying value of the debt as of the refinancing date.

Interest expense, net

Our interest expense, net, decreased $11 million, or 10%, to $102 million for the six months ended March 31, 2013 as compared to $113 million for the six months ended March 31, 2012. The decrease was primarily driven by the refinancing of our senior secured debt on November 1, 2012. Our new debt obligations have lower comparable interest rates than the debt obligations outstanding in the prior period.

See “Financial Condition and Liquidity” for more information.

Other expense, net

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, Euro denominated debt and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit (expense)

We incurred income tax benefit of $11 million for the six months ended March 31, 2013 as compared to an expense of $8 million for the six months ended March 31, 2012. The decrease in income tax expense primarily relates to the increase in pretax loss largely resulting from the loss on extinguishment of debt in the U.S. for which we were able to recognize a tax benefit.

Net loss

Our net loss increased by $15 million, to a net loss of $75 million for the six months ended March 31, 2013 as compared to a net loss of $60 million for the six months ended March 31, 2012. The increase was driven by the loss on extinguishment of debt, partially offset by the income tax benefit, the decrease in interest expense and the increase in operating income noted above.

Noncontrolling interest

Net income attributable to noncontrolling interest was $3 million for the six months ended March 31, 2013 and $2 million for the six months ended March 31, 2012.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Recorded Music
Revenue	$1,211	$1,158	$53	5%
OIBDA	201	153	48	31%
Operating income	$120	$71	$49	69%
Music Publishing
Revenue	$243	$248	$(5)	-2%
OIBDA	69	69	—	—
Operating income	$36	$35	$1	3%
Corporate expenses and eliminations
Revenue	$(10)	$(8)	$(2)	25%
OIBDA	(42)	(38)	(4)	11%
Operating loss	$(48)	$(45)	$(3)	7%
Total
Revenue	$1,444	$1,398	$46	3%
OIBDA	228	184	44	24%
Operating income	$108	$61	$47	77%

Recorded Music

Revenues

Recorded Music revenues increased by $53 million to $1.211 billion for the six months ended March 31, 2013 from $1.158 billion for the six months ended March 31, 2012. U.S. Recorded Music revenues were $508 million and $463 million, or 42% and 40% of consolidated Recorded Music revenues for the six months ended March 31, 2013 and March 31, 2012, respectively. International Recorded Music revenues were $703 million and $695 million, or 58% and 60% of consolidated Recorded Music revenues for the six months ended March 31, 2013 and March 31, 2012, respectively.

The overall increase in Recorded Music revenue reflected the continued decline in physical sales which was more than offset by growth in digital and licensing revenue. The decrease in physical sales was primarily driven by the comparatively strong holiday release schedule in the prior year, which included the initial release of Michael Bublé’s “Christmas”, the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan more heavily weighted towards physical sales. Digital revenues continued to grow, up $72 million or 17% in the current period. This increase was driven by equally strong growth in both downloads which increased $40 million and in streaming and subscription services which also increased $40 million, offset by the decline in mobile revenue of $8 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-period releases such as Bruno Mars’ “Unorthodox Jukebox”, as well as continued success from prior-year releases with strong digital demand such as releases from Flo Rida and fun. Licensing revenues increased $12 million, or 12%, due to timing. In addition, artist services and expanded rights revenue declined primarily due to a decline in concert promotion revenue resulting from a strong European touring schedule in the prior period which was not duplicated in the current period. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $66 million, or 6%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$347	$351	$(4)	-1%
Product costs	255	248	7	3%

Total cost of revenues	$602	$599	$3	1%

Recorded Music cost of revenues increased $3 million, or 1%, for the six months ended March 31, 2013. The decrease in artist and repertoire costs was driven by the timing of our artist and repertoire spend. The increase in product costs was primarily as a result of the increase in revenue in the current period. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased to 50% for the six months ended March 31, 2013 from 52% for the six months ended March 31, 2012.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$182	$199	$(17)	-9%
Selling and marketing expense	213	193	20	10%
Distribution expense	29	29	—	—

Total selling, general and administrative expense	$424	$421	$3	1%

(1)	Includes depreciation expense of $16 million and $15 million for the six months ended March 31, 2013 and March 31, 2012, respectively.

Recorded Music selling, general and administrative expense increased $3 million, or 1%, for the six months ended March 31, 2013. This increase was due to an increase in selling and marketing expense partially offset by a decrease in general and administrative expense. The increase in selling and marketing expense was primarily the result of variable marketing increases related to current-period releases compared to the prior-period releases including Michael Bublé’s “Christmas” album which had comparatively low marketing spend. The decrease in general and administrative expense was driven primarily by lower variable compensation, lower severance expense in the current period and continued cost-management efforts. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased to 35% for the six months ended March 31, 2013 from 36% for the six months ended March 31, 2012.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$201	$153	$48	31%
Depreciation and amortization	(81)	(82)	1	1%

Operating income	$120	$71	$49	69%

Recorded Music OIBDA increased by $48 million, or 31%, to $201 million for the six months ended March 31, 2013 compared to $153 million for the six months ended March 31, 2012. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 17% for the six months ended March 31, 2013 from 13% for the six months ended March 31, 2012. Our Recorded Music OIBDA increase was primarily driven by higher revenues, the continuing shift from physical to digital sales and the decrease in costs as a percentage of revenue for artist and repertoire costs and selling, general and administrative expense.

Recorded Music operating income increased by $49 million, due primarily to the increase in OIBDA noted above and a decrease of $1 million in depreciation and amortization expense.

Music Publishing

Revenues

Music Publishing revenues decreased by $5 million, or 2%, to $243 million for the six months ended March 31, 2013 from $248 million for the six months ended March 31, 2012. U.S. Music Publishing revenues were $91 million and $93 million, or 37% and 38%, of Music Publishing revenues for the six months ended March 31, 2013 and March 31, 2012, respectively. International Music Publishing revenues were $152 million and $155 million, or 63% and 62%, of Music Publishing revenues for the six months ended March 31, 2013 and March 31, 2012, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The decrease in synchronization revenue reflected lower demand in commercials of $4 million and videogames of $2 million. The increase in digital revenue reflected continued growth in digital downloads of $5 million and streaming and subscription services of $6 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 1%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$145	$147	$(2)	-1%

Total cost of revenues	$145	$147	$(2)	-1%

Music Publishing cost of revenues decreased $2 million, or 1%, to $145 million for the six months ended March 31, 2013, from $147 million for the six months ended March 31, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues increased to 60% for the six months ended March 31, 2013 from 59% for the six months ended March 31, 2012, primarily due to higher U.S. artist and repertoire overhead.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$32	$34	$(2)	-6%
Selling and marketing expense	—	1	(1)	-100%

Total selling, general and administrative expense	$32	$35	$(3)	-9%

(1)	Includes depreciation expense of $3 million for both the six months ended March 31, 2013 and March 31, 2012.

Music Publishing selling, general and administrative expense decreased $3 million, to $32 million for the six months ended March 31, 2013 from $35 million for the six months ended March 31, 2012, primarily due to lower variable compensation and severance expense recorded within general and administrative expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 13% for the six months ended March 31, 2013 from 14% for the six months ended March 31, 2012.

OIBDA and Operating Income

Music Publishing operating income included the following (in millions):

	For the Six Months Ended March 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$69	$69	$—	—
Depreciation and amortization	(33)	(34)	1	-3%

Operating income	$36	$35	$1	3%

Music Publishing OIBDA remained flat at $69 million for the six months ended March 31, 2013 and the six months ending March 31, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin remained flat at 28% for the six months ended March 31, 2013 and the six months ended March 31, 2012.

Music Publishing operating income increased by $1 million due to a $1 million decrease in depreciation and amortization expense and flat OIBDA.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased to $42 million for the six months ended March 31, 2013 from $38 million for the six months ended March 31, 2012, primarily as a result of higher variable compensation including stock-based compensation expense in the current period partially offset by lower severance.

Our operating loss from corporate expenses and eliminations increased from $48 million for the six months ended March 31, 2012 to $45 million for the six months ended March 31, 2012 due to the decrease in OIBDA noted above and the decrease in depreciation and amortization expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2013, we had $2.211 billion of debt, $294 million of cash and equivalents (net debt of $1.917 billion, defined as total debt less cash and equivalents and short-term investments) and $836 million in Warner Music Group Corp. equity. This compares to $2.206 billion of debt, $302 million of cash and equivalents (net debt of $1.904 billion, defined as total debt less cash and equivalents and short-term investments) and $927 million in Warner Music Group Corp. equity at September 30, 2012. Net debt increased by $13 million as a result of (i) an $8 million decrease in cash and equivalents and (ii) a $5 million increase in long-term debt.

The $91 million decrease in Warner Music Group Corp. equity during the six months ended March 31, 2013 was due to $78 million of net loss and foreign currency exchange movements of $12 million for the six months ended March 31, 2013.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2013 and March 31, 2012 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following (in millions):

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Cash (used in) provided by:
Operating activities	$125	$146
Investing activities	(29)	(29)
Financing activities	(97)	(2)

Operating Activities

Cash provided by operating activities was $125 million for the six months ended March 31, 2013 as compared with cash provided by operating activities of $146 million for the six months ended March 31, 2012. The $21 million decrease in cash provided by operations related to the variable timing of our working capital requirements, which include the timing of sales and collections in the period, the timing of artist and repertoire spend compared to the prior period and higher variable compensation payments in the current year than in the prior year, offset by a decrease in cash paid for severance, improvement in operating income and advances related to new cloud and locker services. In addition, our cash interest paid increased to $110 million for the six months ended March 31, 2013 as compared with $79 million for the six months ended March 31, 2012 due to timing of interest payments resulting from the refinancing of debt in the current period and the financing at the time of the Merger.

Investing Activities

Cash used in investing activities was $29 million for both the six months ended March 31, 2013 and March 31, 2012. For the six months ended March 31, 2013, the $29 million of cash used in investing consisted of $11 million to acquire music publishing rights, $13 million for capital expenditures and $5 million to acquire businesses. For the six months ended March 31, 2012, the $29 million of cash used in investing consisted of $13 million to acquire music publishing rights, $13 million for capital expenditures and $5 million to acquire businesses, partially offset by $2 million received for the sale of a recorded music catalog.

Financing Activities

Cash used in financing activities of $97 million for the six months ended March 31, 2013 consisted of the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of New Senior Secured Notes of $727 million, proceeds from the Term Loan Facility of $594 million, $127 million of consent fees, $33 million of deferred financing costs paid related to the refinancing and amortization of $8 million of the Term Loan Facility. Cash used in financing activities of $2 million for the six months ended March 31, 2012 represented distributions to our noncontrolling interest holders.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and short-term investments and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends, prepayments of debt or repurchases of our outstanding notes in open market purchases, privately negotiated purchases or otherwise we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

As of March 31, 2013, our long-term debt, including the current portion, was as follows (in millions):

New Revolving Credit Facility (a)	—
Term Loan Facility due 2018—Acquisition Corp (b)	587
6.00% Senior Secured Notes due 2021—Acquisition Corp	500
6.25% Senior Secured Notes due 2021—Acquisition Corp (c)	224
11.5% Senior Notes due 2018—Acquisition Corp (d)	750
13.75% Senior Notes due 2019—Holdings	150

Total long term debt	$2,211

(a)	Reflects $150 million of commitments under the New Revolving Credit Facility, less letters of credit outstanding of approximately $1 million. There were no loans outstanding under the New Revolving Credit Facility as of March 31, 2013.
(b)	Principal amount of $592 million less unamortized discount of $5 million. Of this amount, $30 million, representing the scheduled amortization of the Term Loans, was included in the current portion of long term debt at March 31, 2013.
(c)	Face amount of €175 million. Amount above represents the dollar equivalent of such notes at March 31, 2013.
(d)	Face amount of $765 million less unamortized discount of $15 million at March 31, 2013.

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

The final maturity of the New Revolving Credit Facility is November 1, 2017.

Interest Rates and Fees

The loans under the Revolving Credit Agreement bear interest at Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the currency in which the applicable borrowing is denominated in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR Rate”), plus 3.50% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Revolving LIBOR Rate plus 1.0% per annum, plus, in each case (“Revolving Base Rate”), 2.50% per annum.

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

Amendment

Acquisition Corp. entered into an amendment, dated April 23, 2013 (the “Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement. The Revolving Credit Agreement Amendment reduces the applicable interest rate margin under the Revolving Credit Agreement and increases flexibility under the Revolving Credit Agreement to make investments in non-guarantors so as to permit internal reorganizations and optimization of ownership structure in foreign subsidiaries. Effective as of May 9, 2013, the rate at which the loans under the Amended Revolving Credit Agreement bear interest is equal to, at Revolving Borrower’s election (i) the Revolving LIBOR Rate plus 2.00% per annum or (ii) the Revolving Base Rate plus 1.00% per annum.

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

The Term Loan Facility will mature on November 1, 2018.

Interest Rates and Fees

The loans under the Term Loan Credit Agreement bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR Rate”), plus 4.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Term Loan LIBOR Rate plus 1.0% per annum (“Term Loan Base Rate”), plus, in each case, 3.00% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.25%.

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

Scheduled Amortization

The Term Loans under the Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 5.00% of the original principal amount of the Term Loan Facility with the balance payable on maturity date of the Term Loans; provided further that the individual applicable lenders may agree to extend the maturity of their Term Loans upon the Term Loan Borrower’s request and without the consent of any other applicable lender. The first quarterly installment was paid March 28, 2013.

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

Term Loan Credit Agreement Amendment

On May 9, 2013, Acquisition Corp. entered into the Term Loan Credit Agreement Amendment to the Term Loan Credit Agreement, among Acquisition Corp., Holdings, the subsidiaries of Acquisition Corp. party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Amended Term Loan Credit Agreement provides for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”) and the Term Loan Credit Agreement Amendment (i) effectuated a reduction of the applicable interest margin and the Term Loan LIBOR Rate floor for term loans outstanding on the date of the amendment and (ii) extends the maturity of term loans outstanding on the date of the amendment. The proceeds of the Incremental Term Loan Facility will be used to consummate the Transaction, to pay fees, costs and expenses related to the Transaction and for general corporate purposes of Acquisition Corp. and its subsidiaries.

The rate at which the loans under the Amended Term Loan Credit Agreement bear interest is equal to, at Term Loan Borrower’s election (i) the Term Loan LIBOR Rate plus 2.75% per annum or (ii) the Term Loan Base Rate plus 1.75% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.00%.

Loans outstanding under the Amended Term Loan Credit Agreement will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of indebtedness outstanding under the Amended Term Loan Credit Agreement with the balance payable on the maturity date of the term loans. The first quarterly installment is scheduled to be paid on December 31, 2013. The loans outstanding under the Amended Term Loan Credit Agreement mature on July 1, 2020, with a springing maturity date on July 2, 2018 in the event that more than $153 million aggregate principal amount of the 11.50% Senior Notes of Acquisition Corp. due October 1, 2018 (the “Unsecured WMG Notes”) are outstanding on June 28, 2018 unless, on June 28, 2018, the senior secured indebtedness to EBITDA ratio of Acquisition Corp. is less than or equal to 3.50 to 1.00.

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

Additional Consents Related To Our Notes

On March 4, 2013, we entered into supplemental indentures to the indentures governing all of our outstanding notes, as applicable, after the requisite consents with respect to the applicable consent solicitations were received. The supplemental indentures amended the applicable indentures to permit us to provide certain Specified Information (as defined in the applicable supplemental indenture) with respect to the future consummation of the proposed acquisition of the Parlophone Label Group from Universal Music Group in satisfaction of the financial reporting covenants in the indentures governing our outstanding notes.

On October 22, 2012, we commenced consent solicitations relating to the outstanding unsecured WMG Notes and Holdings Notes. We entered into supplemental indentures to the indentures governing the Unsecured WMG Notes and the Holdings Notes, as applicable, after the requisite consents with respect to the applicable consent solicitations were received. The supplemental indentures amended the applicable indentures to permit us to incur additional secured indebtedness under certain circumstances.

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness. The Company was in compliance with its covenants under its outstanding notes, New Revolving Credit Facility and Term Loan Credit Facility as of March 31, 2013.

Our New Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the New Revolving Credit Facility. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the management agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) stock-based compensation expense and also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and our Term Loan Credit Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the New Revolving Credit Facility.

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

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters ended March 31, 2013. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended March 31, 2013
Net Loss	$(105)
Income tax expense	(20)
Interest expense, net	191
Depreciation and amortization	242
Restructuring costs (a)	39
Net hedging and foreign exchange losses (b)	8
Management fees (c)	8
Transaction costs (d)	14
Business optimization expenses (e)	9
Proforma savings (f)	12
Loss on extinguishment of debt (g)	83
Equity based compensation expense (h)	4
Other non-cash charges (i)	3

Consolidated EBITDA	$488

Pro forma impact of specified transactions (j)	3

Adjusted Consolidated EBITDA	$491

Consolidated Funded Indebtedness, less cash (k)	$1,955

Leverage Ratio (l)	3.98x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)	Reflects costs mainly related to the Company’s participation in the EMI sale process, including the subsequent regulatory review.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects net cost-savings and synergies projected to result from actions taken or expected to be taken no later than twelve months after the end of such period (calculated on a pro forma basis as though such cost-savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended March 31, 2013. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost-savings and synergies.
(g)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the November 2012 refinancing.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects all non-cash charges not included in other items above, including but not limited to impairment and purchase accounting charges.
(j)	Reflects the impact of the Company’s purchase of music publishing assets, as if the specified transaction had occurred on the first day of the March 31, 2013 measurement period.
(k)	Reflects (i) the principal balance of external debt at Acquisition Corp of approximately $2.1 billion, plus (ii) the annualized daily revolver borrowings of approximately $3 million, plus (iii) contractual obligations of deferred purchase price of $2 million, plus (iv) contingent consideration related to acquisitions of $12 million, minus (v) the amount of cash and cash equivalents of the Company as of March 31, 2013 not exceeding $150 million (which, as of March 31, 2013, resulted in an adjustment of $150 million).
(l)	Reflects the ratio of Consolidated Funded Indebtedness, less the amount of cash and equivalents of the Company as of March 31, 2013 not exceeding $150 million, to Consolidated EBITDA as of the twelve months ended March 31, 2013. If the outstanding aggregate principal amount of borrowings under our New Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our New Revolving Credit Facility is 6.00x as of the end of any fiscal quarter in fiscal 2013. The Company’s New Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the New Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase the 13.75% Senior Notes due 2019 issued by Holdings (the “Holdings Notes”), our New Secured Notes, or the Unsecured WMG Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our New Senior Credit Facilities, Holdings Notes, New Secured Notes, or Unsecured WMG Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited consolidated financial statements for the twelve months ended September 30, 2012, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2013, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2012.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of March 31, 2013, the Company had outstanding hedge contracts for the sale of $332 million and the purchase of $262 million of foreign currencies at fixed rates. Subsequent to March 31, 2013, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2013, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $7 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act will be recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of Internet Music purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is currently in discovery. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the Court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until June 27, 2013 to allow for settlement of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. Settlement discussions are ongoing. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

Other Matters

In addition to the matters discussed above, we are involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, we establish an accrual. In none of the currently pending proceedings is the amount of accrual material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) the results of ongoing discovery; (2) uncertain damage theories and demands; (3) a less than complete factual record; (4) uncertainty concerning legal theories and their resolution by courts or regulators; and (5) the unpredictable nature of the opposing party and its demands. However, we cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, we continuously monitor these proceedings as they develop and adjust any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on us, including our brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on our results of operations for a given reporting period.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably since then. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has ended. While CD sales still generate a significant portion of the recorded music revenues, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are beginning to offset declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is recent, we cannot determine how our expansion into these new areas will impact our business. Despite the increase in digital sales, artist services revenues and expanded-rights revenues, revenues from these sources have yet to fully offset declining physical sales on a worldwide industry basis and it is too soon to determine the impact that sales of music through new channels might have on the industry or when the decline in physical sales might be offset by the increase in digital sales and Artist Services and Expanded Rights Recorded Music revenue. While there are signs of industry stabilization, with IFPI reporting that global recorded music industry revenues grew 0.2% in 2012, the first time the industry grew year-over-year in 13 years, and, according to the RIAA, the U.S. recorded music industry unit sales declined by only 0.9% in 2012, a marked improvement versus a decade of steep declines prior to 2011, sales continued to fall in other countries, and the industry continues to be impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

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

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A 2011 study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software is valued at $30 billion to $75 billion. In addition, a 2010 economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008 to 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and put pressure on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

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

On September 28, 2012, Universal announced that it had closed its acquisition of EMI’s recorded music division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the first and fourth-largest record companies to increase the size of Universal, which was already the world’s largest record company.

On June 29, 2012 Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that it had closed its acquisition of EMI’s music publishing division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the second and fourth-largest music publishing companies to create the world’s largest music publishing company.

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

On March 31, 2013, we had $1.384 billion of goodwill and $102 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, and trends in the music industry. The Company performed an annual assessment of the recoverability of its goodwill and indefinite-lived intangibles at September 30, 2012, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.371 billion of definite-lived intangible assets as of March 31, 2013. Financial Accounting Standards Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 55% and 59% of our revenues related to operations in foreign territories for the three and six months ended March 31, 2013, respectively. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2013, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

We have in the past considered and will continue, from time to time, to consider, opportunistic strategic transactions, which could involve acquisitions, combinations or dispositions of businesses or assets, or strategic alliances or joint ventures with companies engaged in businesses that are similar or complementary to ours. Any such strategic combination, including the Transaction, could be material, be difficult to implement, disrupt our business or change our business profile significantly.

Any future strategic transaction, including the Transaction, could involve numerous risks, including:

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

If we enter into significant strategic transactions in the future, including the Transaction, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic transactions. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination, including the Transaction, that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions, including those contemplated by the Transaction. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

We have outsourced our information technology infrastructure and certain finance and accounting functions and may outsource other back-office functions, which will make us more dependent upon third parties.

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost-savings, we signed a contract during fiscal year 2009 with a third-party service provider to outsource a significant portion of our IT infrastructure functions. This outsourcing initiative was a component of our ongoing strategy to monitor our costs and to seek additional cost-savings. As a result, we rely on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost-savings, we signed a contract during fiscal year 2009 with a third-party service provider to outsource certain finance and accounting functions. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

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

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost-savings.

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. We continue to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed cost structure to minimize any impact. In connection with the Merger we targeted $50 million to $65 million in cost-savings and as of March 31, 2013 we had achieved a majority of these targeted cost-savings and have since identified further cost-savings opportunities. While most of these initiatives and opportunities have been implemented as of March 31, 2013, there can be no assurances that additional cost-savings will be achieved in full or at all. In addition, we recently announced that as the Parlophone Label Group has meaningful operational overlap with the Company, the Company currently believes there are potential cost synergies of approximately $70 million. If the Transaction is consummated, there can be no assurances that these cost-savings will be achieved in full or at all.

We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful or generate expected cost-savings.

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

Cinram International Inc. and its affiliates (collectively, “Cinram”) have been our primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and Central Europe. In April 2012, in connection with its earnings report, Cinram described certain events and conditions that indicated the existence of a material uncertainty that may have cast significant doubt about Cinram’s ability to continue as a going concern, including the breach of certain of the financial covenants in its senior credit agreements. Subsequently, in connection with a previously announced strategic process, in June 2012, Cinram announced that it would sell its core business in North America and Europe to the Najafi Companies. The sale of Cinram’s North American assets closed in August 2012 and the sale of Cinram’s European operations closed in January 2013. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned.

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

We are highly leveraged. As of March 31, 2013, our total consolidated indebtedness, including the current portion, was $2.211 billion. In addition, we would have been able to borrow up to $150 million under our New Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $1 million).

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

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Term Loan Facility and New Revolving Credit Facility will not fully prohibit us, Holdings or our subsidiaries from incurring additional indebtedness under certain circumstances. If we, Holdings or our subsidiaries are in compliance with certain incurrence ratios set forth in such indentures, we, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on our future operating performance and on economic, financial, competitive, legislative and other factors and any legal and regulatory restrictions on the payment of distributions and dividends to which they may be subject. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost-savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. To satisfy our obligations under our indebtedness and to fund planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

On May 9, 2013, Edgar Bronfman, Jr. resigned from his position as a member of the Board of Directors of Warner Music Group Corp. At the time of his resignation, the Company awarded Mr. Bronfman a cash payment of approximately $1.3 million in recognition of his service as a Director of the Company, including his service during the process resulting in signing a definitive agreement to acquire the Parlophone Label Group from Universal Music Group.

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

Exhibit No.	Description

4.1	Fourth Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018. (1)

4.2	Fourth Supplemental Indenture, dated as of March 4, 2013, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019. (1)

4.3	Third Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021. (1)

10.1	First Amendment to Credit Agreement, dated as of April 23, 2013 among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as Administrative Agent relating to a revolving credit facility.*

10.2	Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein.*

10.3	Commitment Letter, dated as of February 6, 2013, by and among Credit Suisse AG, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Loan Finance LLC, UBS Securities LLC, Macquarie Capital (USA) Inc., MIHI LLC, Nomura Securities International, Inc. and Nomura International PLC.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements***

*	Filed herewith.
**	This certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
***	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections
(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 5, 2013 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2013

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)