Form 10-Q
period 2013-06-30
Warner Music Group Corp.
filed 2013-08-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There is no public market for the Registrant’s common stock. As of August 8, 2013 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated—Balance Sheets

	June 30, 2013 (unaudited)	September 30, 2012 (audited)
	(in millions)
Assets
Current assets:
Cash and equivalents	$102	$302
Accounts receivable, less allowances of $49 and $63 million	309	398
Inventories	25	28
Royalty advances expected to be recouped within one year	119	116
Deferred tax assets	51	51
Other current assets	61	44

Total current assets	667	939
Royalty advances expected to be recouped after one year	145	142
Property, plant and equipment, net	135	152
Goodwill	1,393	1,380
Intangible assets subject to amortization, net	2,357	2,499
Intangible assets not subject to amortization	102	102
Other assets	91	64

Total assets	$4,890	$5,278

Liabilities and Equity
Current liabilities:
Accounts payable	$121	$156
Accrued royalties	1,017	997
Accrued liabilities	201	253
Accrued interest	56	89
Deferred revenue	126	101
Current portion of long-term debt	29	—
Other current liabilities	6	10

Total current liabilities	1,556	1,606
Long-term debt	2,037	2,206
Deferred tax liabilities	346	375
Other noncurrent liabilities	157	147

Total liabilities	4,096	4,334

Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 and 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,128	1,129
Accumulated deficit	(283)	(143)
Accumulated other comprehensive loss, net	(69)	(59)

Total Warner Music Group Corp. equity	776	927
Noncontrolling interest	18	17

Total equity	794	944

Total liabilities and equity	$4,890	$5,278

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$663	$651	$2,107	$2,049
Costs and expenses:
Cost of revenues	(371)	(353)	(1,108)	(1,091)
Selling, general and administrative expenses (a)	(236)	(244)	(740)	(745)
Amortization of intangible assets	(48)	(47)	(143)	(145)

Total costs and expenses	(655)	(644)	(1,991)	(1,981)

Operating income	8	7	116	68
Loss on extinguishment of debt	(2)	—	(85)	—
Interest expense, net	(47)	(56)	(149)	(169)
Other (expense) income, net	(2)	6	(11)	6

Loss before income taxes	(43)	(43)	(129)	(95)
Income tax (expense) benefit	(19)	11	(8)	3

Net loss	(62)	(32)	(137)	(92)
Less: income attributable to noncontrolling interest	(1)	—	(4)	(2)

Net loss attributable to Warner Music Group Corp.	$(63)	$(32)	$(141)	$(94)

(a) Includes depreciation expense of:	$(13)	$(12)	$(38)	$(37)

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in millions)
Net loss	$(62)	$(32)	$(137)	$(92)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4	(20)	(8)	(28)
Deferred (losses) gains on derivative financial instruments	(2)	1	(2)	1

Other comprehensive income (loss), net of tax:	2	(19)	(10)	(27)

Total comprehensive loss	(60)	(51)	(147)	(119)
Less: comprehensive income attributable to noncontrolling interest	(1)	—	(4)	(2)

Comprehensive loss attributable to Warner Music Group Corp.	$(61)	$(51)	$(151)	$(121)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2013	2012
	(in millions)
Cash flows from operating activities
Net loss	$(137)	$(92)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	85	—
Depreciation and amortization	181	182
Deferred income taxes	(13)	(11)
Gain on sale of building	—	(1)
Non-cash interest expense (income)	8	(2)
Equity losses (gains), including distributions	3	(1)
Non-cash stock-based compensation	8	—
Changes in operating assets and liabilities:
Accounts receivable	81	49
Inventories	2	1
Royalty advances	(9)	33
Accounts payable and accrued liabilities	(80)	(40)
Royalty payables	41	58
Accrued interest	(33)	(23)
Deferred income	25	(1)
Other balance sheet changes	(15)	(45)

Net cash provided by operating activities	147	107

Cash flows from investing activities
Investment and acquisition of businesses	(18)	(5)
Acquisition of publishing rights	(35)	(21)
Proceeds from the sale of music catalog	—	2
Proceeds from the sale of building	—	12
Capital expenditures	(23)	(24)

Net cash used in investing activities	(76)	(36)

Cash flows from financing activities
Repayment of Acquisition Corp. 9.5% Senior Subordinated Notes	(1,250)	—
Proceeds from issuance of Acquisition Corp 6.0% Senior Secured Notes	500	—
Repayment of Acquisition Corp 6.0% Senior Secured Notes	(50)	—
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—
Repayment of Acquisition Corp 6.25% Senior Secured Notes	(23)	—
Proceeds from Acquisition Corp Term Loan Facility	594	—
Repayment of Term Loan	(110)	—
Proceeds from draw down of the Revolving Credit Facility	111	—
Repayment of the Revolving Credit Facility	(86)	—
Tender/call premiums paid on early redemption of debt	(95)	—
Consent fees paid on early redemption of debt	(34)	—
Deferred financing costs paid	(42)	—
Distribution to noncontrolling interest holders	(2)	(2)

Net cash used in financing activities	(260)	(2)

Effect of exchange rate changes on cash and equivalents	(11)	(4)

Net (decrease) increase in cash and equivalents	(200)	65
Cash and equivalents at beginning of period	302	154

Cash and equivalents at end of period	$102	$219

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Warner Music Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interests	Equity
	(in millions, except per share amounts)
Balance at September 30, 2012	1,000	$0.001	$1,129	$(143)	$(59)	$927	$17	$944
Net loss	—	—	—	(141)	—	(141)	4	(137)
Deconsolidation of entity	—	—	(1)	—	—	(1)	—	(1)
Acquisition of noncontrolling interest	—	—	—	1	—	1	(1)	—
Other comprehensive loss	—	—	—	—	(10)	(10)	—	(10)
Distribution to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Stock dividend	55	—	—	—	—	—	—	—

Balance at June 30, 2013	1,055	$0.001	$1,128	$(283)	$(69)	$776	$18	$794

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

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC, a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from listing on the NYSE. The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the instruments covering its outstanding indebtedness.

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

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and the Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally the Company engages in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s U.S. record labels have international rights. In certain smaller markets, the Company licenses to unaffiliated third-party record labels the right to distribute its records. The Company’s international artist services operations also include a network of concert promoters through which the Company provides resources to coordinate tours for the Company’s artists and other artists. On July 1, 2013, the Company completed its acquisition of Parlophone Label Group (“PLG”) from Universal Music Group, a division of Vivendi. In addition to the Parlophone label, PLG included the Chrysalis/Ensign labels in the United Kingdom, EMI Classics and Virgin Classics and the EMI operating companies in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden.

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

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including Artist & Repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2013.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to June 30, 2013 and June 30, 2012 relate to the three-month periods ended June 28, 2013 and June 29, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.

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

	Foreign Currency Translation Loss	Minimum Pension Liability	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss
	(in millions)
Balance at September 30, 2012	$(54)	$(6)	$1	$(59)
Activity through June 30, 2013	(8)	—	(2)	(10)

Balance at June 30, 2013	$(62)	$(6)	$(1)	$(69)

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the nine months ended June 30, 2013 (in millions):

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2012	$916	$464	$1,380
Acquisitions	10	—	10
Dispositions	—	—	—
Other adjustments	3	—	3

Balance at June 30, 2013	$929	$464	$1,393

The increase in goodwill during the nine months ended June 30, 2013 primarily related to the acquisition of recorded music assets.

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

Other Intangible Assets

Other intangible assets consist of the following (in millions):

	June 30, 2013	September 30, 2012
	(in millions)
Intangible assets subject to amortization:
Recorded Music catalog	$538	$547
Music Publishing copyrights	1,521	1,508
Artist and songwriter contracts	657	667
Trademarks	7	7

	2,723	2,729
Accumulated amortization	(366)	(230)

Total net intangible assets subject to amortization	2,357	2,499
Intangible assets not subject to amortization:
Trademarks and brands	102	102

Total net other intangible assets	$2,459	$2,601

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following (in millions):

	June 30, 2013	September 30, 2012
	(in millions)
Old Revolving Credit Facility (a)	$—	$—
New Revolving Credit Facility (b)	25	—
Term Loan Facility due 2020—Acquisition Corp (c)	485	—
9.5% Senior Secured Notes due 2016—Acquisition Corp (d)	—	1,151
9.5% Senior Secured Notes due 2016—Acquisition Corp (e)	—	156
6.00% Senior Secured Notes due 2021—Acquisition Corp	450	—
6.25% Senior Secured Notes due 2021—Acquisition Corp (f)	205	—
11.5% Senior Notes due 2018—Acquisition Corp (g)	751	749
13.75% Senior Notes due 2019—Holdings	150	150

Total debt	$2,066	$2,206
Less: current portion	29	—

Total long term debt	$2,037	$2,206

(a)	Reflects $60 million of commitments under the Old Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2012. There were no loans outstanding under the Old Revolving Credit Facility as of September 30, 2012. The Old Revolving Credit Facility was retired in connection with the 2012 Refinancing (as described below) and replaced with the New Revolving Credit Facility.
(b)	Reflects $150 million of commitments under the New Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at June 30, 2013. There were $25 million of loans outstanding under the New Revolving Credit Facility as of June 30, 2013, all of which was included in the current portion of long term debt.
(c)	Principal amount of $490 million less unamortized discount of $5 million. Of this amount, $4 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at June 30, 2013.
(d)	Face amount of $1.1 billion plus unamortized premiums of $51 million at September 30, 2012. All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(e)	Face amount of $150 million plus unamortized premiums of $6 million at September 30, 2012. All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(f)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at June 30, 2013.
(g)	Face amount of $765 million less unamortized discounts of $14 million and $16 million at June 30, 2013 and September 30, 2012, respectively.

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

The Company recorded a loss on extinguishment of debt of approximately $83 million in connection with the 2012 Refinancing in the nine months ended June 30, 2013, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date, which included the principal value of $1.250 billion, plus unamortized premiums of $55 million, less unamortized debt issuance costs of $11 million related to the Old Secured Notes.

Modification of Term Loan Facility and Drawdown of Incremental Term Loan Facility

On May 9, 2013, Acquisition Corp. prepaid $102.5 million in aggregate principal amount of term loans under the Term Loan Facility (the “Term Loan Repayment”). Also on May 9, 2013, Acquisition Corp. entered into an amendment to the Term Loan Facility among Acquisition Corp, Holdings, the subsidiaries of Acquisition Corp. party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Loan Credit Agreement Amendment”), providing for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”). On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to fund the acquisition of PLG, pay fees, costs and expenses related to the acquisition and for general corporate purposes of Acquisition Corp. and its subsidiaries.

As part of the amendment to the Term Loan Facility, the interest rate, maturity date, and scheduled amortization were changed.

The loans under the Term Loan Credit Agreement Amendment bear interest at Term Loan Borrower’s election at a rate equal to (i) the Term Loan LIBOR Rate plus 2.75% per annum or (ii) the Term Loan Base Rate plus 1.75% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.00%. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The Term Loans under the amended Term Loan Facility will amortize in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the amended Term Loan Facility with the balance payable on maturity date of the Term Loans. The next quarterly installment will be due December 31, 2013. The amended Term Loan Facility matures on July 1, 2020, with a springing maturity date on July 2, 2018 in the event that more than $153 million aggregate principal amount of the 11.50% Senior Notes of Acquisition Corp. due October 1, 2018 are outstanding on June 28, 2018 unless, on June 28, 2018, the senior secured indebtedness to EBITDA ratio of Acquisition Corp. is less than or equal to 3.50 to 1.00.

Debt Redemptions

On June 21, 2013, Acquisition Corp. redeemed 10% of its Senior Secured Notes due 2021, representing repayment of $50 million in aggregate principal amount of its outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its outstanding 6.250% Senior Secured Notes due 2021. The Company recorded a loss on extinguishment of debt of approximately $2 million, which represents the premium paid on early redemption.

Interest Rates

The loans under the Amended Revolving Credit Agreement bear interest at Revolving Borrower’s election at a rate equal to (i) Revolving LIBOR Rate plus 2.00% per annum, or (ii) the Revolving Base Rate plus 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan. The New Revolving Credit Facility bears a facility fee equal to 0.50%, payable quarterly in arrears, based on the daily commitments during the preceding quarter. The New Revolving Credit Facility bears customary letter of credit fees. Acquisition Corp. is also required to pay certain upfront fees to lenders and agency fees to the agent under the New Revolving Credit Facility, in the amounts and at the times agreed between the relevant parties.

Maturity of New Revolving Credit Facility

The New Revolving Credit Facility matures on November 1, 2017.

Maturities of Senior Notes

As of June 30, 2013, there are no scheduled maturities until 2018 ($765 million). Thereafter, $805 million is scheduled to mature.

Interest Expense

Total interest expense, net was $47 million and $56 million for the three months ended June 30, 2013 and June 30, 2012, respectively and $149 million and $169 million for the nine months ended June 30, 2013 and June 30, 2012, respectively. The weighted-average interest rate of the Company’s total debt was 8.1% and 10.5% at June 30, 2013 and June 30, 2012, respectively.

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

The following is a summary of the Company’s share awards for the period ended June 30, 2013:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Exercise Price	Matching Equity Units Weighted-Average Exercise Price	Deferred Equity Units Weighted- Average Grant-Date Intrinsic Value	Matching Equity Units Weighted- Average Grant-Date Intrinsic Value
Unvested units at January 1, 2013	—	—	$—	$—	$—	$—
Granted	25	25	107.13	107.13	107.13	107.13
Vested	—	—	—	—	—	—
Forfeited	(1)	(1)	107.13	107.13	107.13	107.13

Unvested units at June 30, 2013	24	24	107.13	107.13	107.13	107.13

The weighted-average grant date intrinsic value of share awards for the period ended June 30, 2013 was $107.13. There were no shares that vested in the period. There was no such activity in the comparable prior year period.

Compensation Expense

The Company recognized non-cash compensation expense related to its stock-based compensation plan of $4 million for the three months ended June 30, 2013 and $8 million for the nine months ended June 30, 2013. There was no such expense in the comparable prior year period. Of the $4 million, $3 million related to awards for employees and $1 million related to awards for non-employees for the quarter ended June 30, 2013. Of the $8 million, $6 million related to awards for employees and $2 million related to awards for non-employees.

In addition, as of June 30, 2013, the Company had approximately $18 million of unrecognized compensation costs related to its unvested share awards. The remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 2 years.

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

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until August 29, 2013 to allow for settlement of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. Settlement discussions are ongoing. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency, including Euro denominated debt. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. During the quarter, the Company also entered into FX contracts to hedge the PLG acquisition purchase price from exchange rate fluctuations, which also qualified for hedge accounting. In conjunction with the completion of the Transaction (defined below), the contracts were settled with an immaterial impact. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 11.

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

As of June 30, 2013, the Company had outstanding hedge contracts for the sale of $295 million and the purchase of $1.014 billion of foreign currencies at fixed rates, which included the contract to hedge the PLG acquisition purchase price. As of June 30, 2013, the Company had $1 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2012, the Company had outstanding hedge contracts for the sale of $349 million and the purchase of $21 million of foreign currencies at fixed rates. As of September 30, 2012, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging.

Interest Rate Risk Management

The Company has $2.066 billion of debt outstanding at June 30, 2013, of which $510 million is variable rate debt. As such, the Company is exposed to changes in interest rates. The Company currently manages this exposure through the fixed-to-floating debt ratio; at June 30, 2013, 75% of the Company’s debt was at a fixed rate. In addition, at June 30, 2013, all of the Company’s floating rate debt under our Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed-rate debt until such time as the LIBOR rate moves higher than the floor.

In addition to the $510 million of variable rate debt, the Company also had $1.556 billion of fixed-rate debt. Based on the level of interest rates prevailing at June 30, 2013, the fair value of this fixed-rate debt was approximately $1.725 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $11 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Three Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
June 30, 2013
Revenues	$534	$134	$(5)	$663
OIBDA	61	28	(20)	69
Depreciation of property, plant and equipment	(8)	(1)	(4)	(13)
Amortization of intangible assets	(32)	(16)	—	(48)

Operating income (loss)	$21	$11	$(24)	$8

June 30, 2012
Revenues	$517	$138	$(4)	$651
OIBDA	58	24	(16)	66
Depreciation of property, plant and equipment	(7)	(1)	(4)	(12)
Amortization of intangible assets	(32)	(15)	—	(47)

Operating income (loss)	$19	$8	$(20)	$7

Nine Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
June 30, 2013
Revenues	$1,745	$377	$(15)	$2,107
OIBDA	262	97	(62)	297
Depreciation of property, plant and equipment	(24)	(4)	(10)	(38)
Amortization of intangible assets	(97)	(46)	—	(143)

Operating income (loss)	$141	$47	$(72)	$116

June 30, 2012
Revenues	$1,675	$386	$(12)	$2,049
OIBDA	211	93	(54)	250
Depreciation of property, plant and equipment	(22)	(4)	(11)	(37)
Amortization of intangible assets	(99)	(46)	—	(145)

Operating income (loss)	$90	$43	$(65)	$68

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $174 million and $193 million during the nine months ended June 30, 2013 and June 30, 2012, respectively. The decrease in cash interest is due to timing of interest payments resulting from the refinancing of debt in the current fiscal year, the financing at the time of the Merger and the decrease in the cost of debt. The Company paid approximately $18 million and $32 million of income and withholding taxes, net of refunds, during the nine months ended June 30, 2013 and June 30, 2012, respectively. The $32 million of cash tax payments during the nine months ended June 30, 2012 includes $15 million of a payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner under the terms of the 2004 acquisition of substantially all of the interests of the Recorded Music and Music Publishing businesses of Time Warner Inc.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2013 and September 30, 2012. Balances in other current and other non-current liabilities represent purchase obligations and contingent consideration related to our various acquisitions. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other (expense) income, net, in the statement of operations.

	Fair Value Measurements as of June 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$5	$—	$5
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(4)	$—	$(4)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(11)	$(11)

Total	$—	$1	$(13)	$(12)

	Fair Value Measurements as of September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(5)	$—	$(5)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(11)	$(11)

Total	$—	$(5)	$(11)	$(16)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.
(b)	This represents purchase obligations and contingent consideration related to our various acquisitions. This is based on a discounted cash flow approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of our various acquisitions and the expected timing of the payment. The change represents the increase in contingent consideration on a previous acquisition.

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

12. Subsequent Events

Acquisition of the Parlophone Label Group

On February 6, 2013, the Company signed a definitive agreement to acquire the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “Transaction”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”) by and among Warner Music Holdings Limited, an English company and wholly-owned subsidiary of the Company (“WM Holdings UK”), certain related entities identified in the PLG Agreement (such entities, together with WM Holdings UK, the “Buyers”), Acquisition Corp., as Buyers’ Guarantor, and EGH1 BV, a Dutch company, EMI Group Holdings BV, a Dutch company, and Delta Holdings BV, a Dutch company, as Sellers (as defined therein) (collectively, the “PLG Sellers”), and Universal International Music BV, a Dutch company, as Sellers’ Guarantor (as defined therein), pursuant to which the PLG Sellers have agreed to sell, and the Buyers have agreed to buy, the outstanding shares of capital stock of PLG Holdco Limited, an English company (“PLG Holdco”) and certain related entities identified in the PLG Agreement (such entities, together with PLG Holdco, “PLG”).

On June 28, 2013, the parties to the PLG Agreement entered into a Deed of Variation, resulting in an Amended and Restated Share Sale and Purchase Agreement (the “PLG Amended Agreement”). The PLG Amended Agreement provides for, among other amendments, a revision to the definition of “Aggregate Payments” to increase this amount from the consideration paid for the outstanding shares of capital stock in PLG Holdco and certain related entities identified in the PLG Amended Agreement to an amount that reflects the entire purchase price. The adjustment to this definition results in a greater potential cap on liability for the PLG Sellers in connection with certain claims that may be brought under the PLG Amended Agreement.

Pursuant to the PLG Amended Agreement, the Transaction was completed on July 1, 2013.

Drawdown of Incremental Term Loan Facility

On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to fund the acquisition of PLG, pay fees, costs and expenses related to the acquisition and for general corporate purposes of Acquisition Corp. and its subsidiaries.

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

The Holdings Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-Q for June 30, 2012. The Company uses the equity method to account for its investment in its subsidiaries. The revised presentation reflects adjustments to certain equity, intercompany and investment balances primarily to properly reflect the impact of purchase accounting in the consolidating balance sheet. We have also revised the presentation of our statement of cash flows and reclassified the activity for our Parent Company from Operating Activities to Investing Activities and for our Guarantor subsidiaries from Operating Activities to Financing Activities. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$10	$92	$—	$102	$—	$—	$—	$102
Accounts receivable, net	—	144	165	—	309	—	—	—	309
Inventories	—	10	15	—	25	—	—	—	25
Royalty advances expected to be recouped within one year	—	73	46	—	119	—	—	—	119
Deferred tax assets	—	36	15	—	51	—	—	—	51
Other current assets	2	15	44	—	61	—	—	—	61

Total current assets	2	288	377	—	667	—	—	—	667
Royalty advances expected to be recouped after one year	—	89	56	—	145	—	—	—	145
Investments in and advances to (from) consolidated subsidiaries	2,839	1,021	—	(3,860)	—	923	776	(1,699)	—
Property, plant and equipment, net	—	97	38	—	135	—	—	—	135
Goodwill	—	1,379	14	—	1,393	—	—	—	1,393
Intangible assets subject to amortization, net	—	1,036	1,321	—	2,357	—	—	—	2,357
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due (to) from parent companies	—	(50)	50	—	—	—	—	—	—
Other assets	55	18	10	—	83	8	—	—	91

Total assets	$2,896	$3,953	$1,893	$(3,860)	$4,882	$931	$776	$(1,699)	$4,890

Liabilities and Deficit:
Current liabilities:
Accounts payable	—	$71	$50	$—	$121	$—	$—	$—	$121
Accrued royalties	—	588	429	—	1,017	—	—	—	1,017
Accrued liabilities	1	82	118	—	201	—	—	—	201
Accrued interest	51	—	—	—	51	5	—	—	56
Deferred revenue	—	64	62	—	126	—	—	—	126
Current portion of long-term debt	29	—	—	—	29	—	—	—	29
Other current liabilities	—	14	(8)	—	6	—	—	—	6

Total current liabilities	81	819	651	—	1,551	5	—	—	1,556
Long-term debt	1,887	—	—	—	1,887	150	—	—	2,037
Deferred tax liabilities, net	—	146	200	—	346	—	—	—	346
Other noncurrent liabilities	5	50	102	—	157	—	—	—	157

Total liabilities	1,973	1,015	953	—	3,941	155	—	—	4,096

Total Warner Music Group Corp. equity (deficit)	923	2,938	922	(3,860)	923	776	776	(1,699)	776
Noncontrolling interest	—	—	18	—	18	—	—	—	18

Total equity (deficit)	923	2,938	940	(3,860)	941	776	776	(1,699)	794

Total liabilities and equity (deficit)	$2,896	$3,953	$1,893	$(3,860)	$4,882	$931	$776	$(1,699)	$4,890

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$332	$397	$(66)	$663	$—	$—	$—	$663
Costs and expenses:
Cost of revenues	—	(188)	(246)	63	(371)	—	—	—	(371)
Selling, general and administrative expenses	—	(117)	(122)	3	(236)	—	—	—	(236)
Amortization of intangible assets	—	(30)	(18)	—	(48)	—	—	—	(48)

Total costs and expenses	—	(335)	(386)	66	(655)	—	—	—	(655)

Operating income (loss)	—	(3)	11	—	8	—	—	—	8
Loss on extinguishment of debt	(2)	—	—	—	(2)	—	—	—	(2)
Interest expense, net	(39)	1	(4)	—	(42)	(5)	—	—	(47)
Equity gains (losses) from consolidated subsidiaries	4	64	—	(68)	—	(58)	(63)	121	—
Other income (expense), net	(2)	—	—	—	(2)	—	—	—	(2)

Income (loss) before income taxes	(39)	62	7	(68)	(38)	(63)	(63)	121	(43)
Income tax (expense) benefit	(19)	(17)	(8)	25	(19)	—	—	—	(19)

Net income (loss)	(58)	45	(1)	(43)	(57)	(63)	(63)	121	(62)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)

Net income (loss) attributable to Warner Music Group Corp.	$(58)	$45	$(2)	$(43)	$(58)	$(63)	$(63)	$121	$(63)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$313	$379	$(41)	$651	$—	$—	$—	$651
Costs and expenses:
Cost of revenues	—	(154)	(236)	37	(353)	—	—	—	(353)
Selling, general and administrative expenses	—	(112)	(136)	4	(244)	—	—	—	(244)
Amortization of intangible assets	—	(26)	(21)	—	(47)	—	—	—	(47)

Total costs and expenses	—	(292)	(393)	41	(644)	—	—	—	(644)

Operating income (loss)	—	21	(14)	—	7	—	—	—	7
Interest expense, net	(49)	2	(4)	—	(51)	(5)	—	—	(56)
Equity gains (losses) from consolidated subsidiaries	11	16	—	(27)	—	(27)	(32)	59	—
Other income (expense), net	—	10	(4)	—	6	—	—	—	6

Income (loss) before income taxes	(38)	49	(22)	(27)	(38)	(32)	(32)	59	(43)
Income tax (expense) benefit	11	9	17	(26)	11	—	—	—	11

Net income (loss)	(27)	58	(5)	(53)	(27)	(32)	(32)	59	(32)
Less: income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net income (loss) attributable to Warner Music Group Corp.	$(27)	$58	$(5)	$(53)	$(27)	$(32)	$(32)	$59	$(32)

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,027	$1,251	$(171)	$2,107	$—	$—	$—	$2,107
Costs and expenses:
Cost of revenues	—	(518)	(746)	156	(1,108)	—	—	—	(1,108)
Selling, general and administrative expenses	—	(366)	(389)	15	(740)	—	—	—	(740)
Amortization of intangible assets	—	(88)	(55)	—	(143)	—	—	—	(143)

Total costs and expenses	—	(972)	(1,190)	171	(1,991)	—	—	—	(1,991)

Operating income	—	55	61	—	116	—	—	—	116
Loss on extinguishment of debt	(85)	—	—	—	(85)	—	—	—	(85)
Interest expense, net	(124)	4	(13)	—	(133)	(16)	—	—	(149)
Equity gains (losses) from consolidated subsidiaries	101	19	—	(120)	—	(125)	(141)	266	—
Other expense, net	(9)	—	(2)	—	(11)	—	—	—	(11)

(Loss) income before income taxes	(117)	78	46	(120)	(113)	(141)	(141)	266	(129)
Income tax benefit (expense)	(8)	(7)	(8)	15	(8)	—	—	—	(8)

Net (loss) income	(125)	71	38	(105)	(121)	(141)	(141)	266	(137)
Less: loss attributable to noncontrolling interest	—	—	(4)	—	(4)	—	—	—	(4)

Net (loss) income attributable to Warner Music Group Corp.	$(125)	$71	$34	$(105)	$(125)	$(141)	$(141)	$266	$(141)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$958	$1,248	$(157)	$2,049	$—	$—	$—	$2,049
Costs and expenses:
Cost of revenues	—	(482)	(750)	141	(1,091)	—	—	—	(1,091)
Selling, general and administrative expenses	—	(348)	(413)	16	(745)	—	—	—	(745)
Amortization of intangible assets	—	(87)	(58)	—	(145)	—	—	—	(145)

Total costs and expenses	—	(917)	(1,221)	157	(1,981)	—	—	—	(1,981)

Operating income	—	41	27	—	68	—	—	—	68
Interest expense, net	(147)	5	(11)	—	(153)	(16)	—	—	(169)
Equity gains (losses) from consolidated subsidiaries	66	(11)	—	(55)	—	(78)	(94)	172	—
Other income (expense), net	—	1	5	—	6	—	—	—	6

(Loss) income before income taxes	(81)	36	21	(55)	(79)	(94)	(94)	172	(95)
Income tax (expense) benefit	3	1	16	(17)	3	—	—	—	3

Net (loss) income	(78)	37	37	(72)	(76)	(94)	(94)	172	(92)
Less: loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Net (loss) income attributable to Warner Music Group Corp.	$(78)	$37	$35	$(72)	$(78)	$(94)	$(94)	$172	$(94)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(58)	$45	$(1)	$(43)	$(57)	$(63)	$(63)	$121	$(62)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4	—	4	(4)	4	—	—	—	4
Deferred gains (losses) on derivative financial instruments	(2)	—	(2)	2	(2)	—	—	—	(2)
Minimum pension liability	—	—	—	—	—	—	—	—	—

Other comprehensive income (loss), net of tax:	2	—	2	(2)	2	—	—	—	2

Total comprehensive income (loss)	(56)	45	1	(45)	(55)	(63)	(63)	121	(60)
Comprehensive income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—		(1)

Comprehensive income (loss) attributable to Warner Music Group Corp.	$(56)	$45	$—	$(45)	$(56)	$(63)	$(63)	$121	$(61)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(27)	$58	$(5)	$(53)	$(27)	$(32)	$(32)	$59	$(32)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(20)	—	(20)	20	(20)	—	—	—	(20)
Deferred gains on derivative financial instruments	1	—	1	(1)	1	—	—	—	1

Other comprehensive income, net of tax:	(19)	—	(19)	19	(19)	—	—	—	(19)

Total comprehensive (loss) income	(46)	58	(24)	(34)	(46)	(32)	(32)	59	(51)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(46)	$58	$(24)	$(34)	$(46)	$(32)	$(32)	$59	$(51)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(125)	$71	$38	$(105)	$(121)	$(141)	$(141)	$266	$(137)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8)	—	(8)	8	(8)	—	—	—	(8)
Deferred gains (losses) on derivative financial instruments	(2)	—	(2)	2	(2)	—	—	—	(2)

Other comprehensive income (loss), net of tax:	(10)	—	(10)	10	(10)	—	—	—	(10)

Total comprehensive income (loss)	(135)	71	28	(95)	(131)	(141)	(141)	266	(147)
Comprehensive loss attributable to noncontrolling interest	—	—	(4)	—	(4)	—	—	—	(4)

Comprehensive income (loss) attributable to Warner Music Group Corp.	$(135)	$71	$24	$(95)	$(135)	$(141)	$(141)	$266	$(151)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(78)	$37	$37	$(72)	$(76)	$(94)	$(94)	$172	$(92)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(28)	—	(28)	28	(28)	—	—	—	(28)
Deferred gains (losses) on derivative financial instruments	1	—	1	(1)	1	—	—	—	1

Other comprehensive income (loss), net of tax:	(27)	—	(27)	27	(27)	—	—	—	(27)

Total comprehensive income (loss)	(105)	37	10	(45)	(103)	(94)	(94)	172	(119)
Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)

Comprehensive income (loss) attributable to Warner Music Group Corp.	$(105)	$37	$8	$(45)	$(105)	$(94)	$(94)	$172	$(121)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(125)	$71	$38	$(105)	$(121)	$(141)	$(141)	$266	$(137)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on extinguishment of debt	85	—	—	—	85	—	—	—	85
Depreciation and amortization	—	116	65	—	181	—	—	—	181
Deferred income taxes	—	—	(13)	—	(13)	—	—	—	(13)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Equity losses (gains), including distributions	(101)	(16)	—	120	3	125	141	(266)	3
Non-cash stock-based compensation expense	—	8	—	—	8	—	—	—	8
Changes in operating assets and liabilities:
Accounts receivable	—	13	68	—	81	—	—	—	81
Inventories	—	—	2	—	2	—	—	—	2
Royalty advances	—	(13)	4	—	(9)	—	—	—	(9)
Accounts payable and accrued liabilities	—	188	(268)	—	(80)	—	—	—	(80)
Royalty payables	—	(3)	44	—	41	—	—	—	41
Accrued interest	(28)	—	—	—	(28)	(5)	—	—	(33)
Deferred income	—	1	24	—	25	—	—	—	25
Other balance sheet changes	1	(18)	17	(15)	(15)	—	—	—	(15)

Net cash (used in) provided by operating activities	(161)	347	(19)	—	167	(20)	—	—	147

Cash flows from investing activities:
Investments and acquisitions of businesses	—	(9)	(9)	—	(18)	—	—	—	(18)
Acquisition of publishing rights	—	(32)	(3)	—	(35)	—	—	—	(35)
Capital expenditures	—	(16)	(7)	—	(23)	—	—	—	(23)
Advances to issuer	385	—	—	(385)	—	—	—	—	—

Net cash provided by (used in) investing activities	385	(57)	(19)	(385)	(76)	—	—	—	(76)

Cash flows from financing activities:
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)				(2)
Dividend by Acquisition Corp to Holdings Corp	(12)	—	—	—	(12)	12	—	—	—
Change in due to (from) to issuer	—	(385)	—	385	—	—	—	—	—
Repayment of Acquisition Corp 9.5% Senior Subordinated Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Repayment of Acquisition Corp 6.00% Senior Secured Notes	(50)	—	—	—	(50)	—	—	—	(50)
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Repayment of Acquisition Corp 6.25% Senior Secured Notes	(23)	—	—	—	(23)	—	—	—	(23)
Proceeds from Acquisition Corp Term Loan Facility, net	594	—	—	—	594	—	—	—	594
Repayment of Term Loan	(110)	—	—	—	(110)	—	—	—	(110)
Proceeds from draw down of the Revolving Credit Facility	111	—	—	—	111	—	—	—	111
Repayment of the Revolving Credit Facility	(86)	—	—	—	(86)	—	—	—	(86)
Tender/call premiums paid on early redemption of debt	(95)	—	—	—	(95)	—	—	—	(95)
Consent fees paid on early redemption of debt	(34)	—	—	—	(34)	—	—	—	(34)
Deferred financing costs paid	(40)	—	—	—	(40)	(2)	—	—	(42)

Net cash (used in) provided by financing activities	(268)	(385)	(2)	385	(270)	10	—	—	(260)

Effect of foreign currency exchange rate changes on cash	—	—	(11)	—	(11)	—	—	—	(11)

Net (decrease) increase in cash and equivalents	(44)	(95)	(51)	—	(190)	(10)	—	—	(200)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302

Cash and equivalents at end of period	$—	$10	$92	$—	$102	$—	$—	$—	$102

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	(78)	37	37	(72)	$(76)	$(94)	$(94)	$172	$(92)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	114	68	—	182	—	—	—	182
Deferred income taxes	—	—	(11)	—	(11)	—	—	—	(11)
Gain on sale of building	—	(1)	—	—	(1)	—	—	—	(1)
Non-cash interest expense (income)	(2)	—	—	—	(2)	—	—	—	(2)
Equity losses (gains), including distributions	(66)	10	—	55	(1)	78	94	(172)	(1)
Changes in operating assets and liabilities:
Accounts receivable	9	22	18	—	49	—	—	—	49
Inventories	—	—	1	—	1	—	—	—	1
Royalty advances	—	28	5	—	33	—	—	—	33
Accounts payable and accrued liabilities	—	(54)	1	13	(40)	—	—	—	(40)
Royalty payables	—	—	58	—	58	—	—	—	58
Accrued interest	(24)	—	—	—	(24)	1	—	—	(23)
Deferred income	—	(8)	7	—	(1)	—	—	—	(1)
Other balance sheet changes	33	(20)	(63)	4	(46)	1	—	—	(45)

Net cash (used in) provided by operating activities	(128)	128	121	—	121	(14)	—	—	107

Cash flows from investing activities:
Investments and acquisitions of businesses	—	—	(5)	—	(5)	—	—	—	(5)
Acquisition of publishing rights	—	(13)	(8)	—	(21)	—	—	—	(21)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Proceeds from the sale of building	—	12	—	—	12	—	—	—	12
Advances to issuer	111	—	—	(111)	—	—	—	—	—
Capital expenditures	—	(18)	(6)	—	(24)	—	—	—	(24)

Net cash provided by (used in) investing activities	111	(17)	(19)	(111)	(36)	—	—	—	(36)

Cash flows from financing activities:
Dividend by Acquisition Corp. to Holdings Corp.	—	(10)	—	—	(10)	10	—	—	—
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) to issuer	—	(111)	—	111	—	—	—	—	—

Net cash (used in) provided by financing activities	—	(121)	(2)	111	(12)	10	—	—	(2)

Effect of foreign currency exchange rate changes on cash	—	—	(4)	—	(4)	—	—	—	(4)

Net (decrease) increase in cash and equivalents	(17)	(10)	96	—	69	(4)	—	—	65
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$—	$51	$168	$—	$219	$—	$—	$—	$219

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost-savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost-savings from such efforts, the acquisition of Parlahone Label Group from Universal Music Group (the “Transaction”), including the realization of any projected cost savings and synergy benefits following the completion of the Transaction, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As described in Part II, Item 1A “Risk Factors” of this Quarterly Report, such risks, uncertainties and other important factors include, among others:

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	failure to realize expected synergies and other benefits contemplated by the Transaction;

•	disruption from the Transaction and the integration of Parlophone Label Group making it more difficult to maintain certain strategic relationships and distracting management’s focus on the business;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	significant fluctuations in our operations and cash flows from period to period;

•	our inability to compete successfully in the highly competitive markets in which we operate;

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

•	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe;

•	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;

•	changes in law and government regulations; and

•	risks related to other factors discussed under Part II, Item 1A “Risk Factors” of this Quarterly Report.

There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the factors described in Part II, Item 1A “Risk Factors” of this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC, a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from listing on the NYSE. The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the instruments covering its outstanding indebtedness.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2013 and June 30, 2012. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2013 and June 30, 2012 as well as a discussion of our financial condition and liquidity as of June 30, 2013. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. However, a limitation of the use of the constant-currency results as a performance measure is that it does not reflect the impact of exchange rates on our revenue, including, for example, the $11 million, $10 million and $1 million unfavorable impact of exchange rates on our Total, Recorded Music and Music Publishing revenue, in the three months ended June 30, 2013 compared to the prior-year quarter and the $26 million, $23 million and $3 million unfavorable impact of exchange rates on our Total, Recorded Music and Music Publishing revenues in the nine months ended June 30, 2013 compared to the prior-year period. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and the Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, East West, Elektra, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire and Word.

Outside the U.S., our Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally we engage in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license to unaffiliated third-party record labels the right to distribute our records. Our international artist services operations also include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists. On July 1, 2013, we completed our acquisition of Parlophone Label Group (“PLG”) from Universal Music Group, a division of Vivendi. In addition to the Parlophone label, PLG included the Chrysalis/Ensign labels in the United Kingdom, EMI Classics and Virgin Classics and the EMI operating companies in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden.

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

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including Artist & Repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and since digital music is in the relatively early stages of growth, proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

We believe that entering into artist services and expanded-rights deals and enhancing our artist services capabilities will permit us to diversify revenue streams and capitalize on revenue opportunities in merchandising, fan clubs, sponsorship, concert promotion and touring. This will provide for improved long-term relationships with artists and allow us to more effectively connect artists and fans.

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

•

Product and distribution costs: the costs to manufacture, package and distribute product to wholesale and retail distribution outlets as well as those principal costs related to our artist services businesses;

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

The principal costs associated with our Music Publishing operations are as follows:

•

Artist and repertoire costs: the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works and (ii) signing and developing songwriters; and

•	General and administration costs: the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the recorded music industry has been unstable and the worldwide market has contracted considerably, which has adversely affected our operating results. The industry-wide decline can be attributed primarily to digital piracy. Other drivers of this decline are the bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space, and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. While CD sales still generate a significant portion of recorded music revenues globally, CD sales continue to decline industry-wide and we expect that trend to continue. While new formats for selling recorded music product have been created, including the legal downloading of digital music using the Internet, subscriptions to streaming music services, and the distribution of music on mobile devices, revenue streams from these new formats have not yet reached a level where they fully and consistently offset the declines in CD sales on a worldwide industry basis. While there are signs of industry stabilization, with IFPI reporting that global recorded music industry revenues grew 0.2% in 2012, the first time the industry grew year-over-year in 13 years, and, according to the RIAA, the estimated retail value of the U.S. recorded music industry declined by only 0.9% in 2012, a marked improvement versus a decade of steep declines prior to 2011, sales continued to fall in other countries and the industry continues to be impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a significant portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

Severance Charges

We continue to monitor our business to determine when it is appropriate to take actions to further align our cost structure with industry trends. This resulted in severance charges of $5 million for the three months ended June 30, 2013, compared to $17 million for the three months ended June 30, 2012 and $11 million for the nine months ended June 30, 2013, compared to $28 million during the nine months ended June 30, 2012.

Additional Targeted Savings

As of the completion of the Merger on July 20, 2011, we targeted cost-savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost-saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and information technology and reduced expenses related to certain planned corporate restructuring initiatives. The targeted cost-savings program is now complete as of June 30, 2013, one quarter early, and favorably impacting our OIBDA.

Expected Synergies from the Transaction

PLG has meaningful operational overlap with the Company and, as a result, the Company currently believes there are potential cost synergies of approximately $70 million. The Company expects to take actions to achieve these synergies over the next 12 months and to realize the benefits of such synergies over the next 24 months. There can be no assurances that these cost-savings will be achieved in full or at all.

EMI Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of the Parlophone Label Group by Universal Music Group. These costs were $7 million for the three months ended June 30, 2013 and $2 million for the three months ended June 30, 2012. These costs amounted to approximately $10 million for the nine months ended June 30, 2013 and $6 million for the nine months ended June 30, 2012, and were recorded in the consolidated statements of operations within general and administrative expense.

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. In the early stages of the transition from physical to digital sales, overall sales have decreased as the increases in digital sales have not yet met or exceeded the decrease in physical sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as streaming and subscription services, continue to develop. In the aggregate, we believe that growth in revenue from new digital models has the potential to offset physical declines and drive overall future revenue growth. We believe it is reasonable to expect that digital margins will generally be higher than physical margins as a result of the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in mechanical copyright royalties payable to music publishers which apply in the digital space. As consumer purchasing patterns change over time and new digital models are launched, we may see fluctuations in contribution margin depending on the overall sales mix.

Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. Artist services and expanded rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 8% of our total revenue during the nine months ended June 30, 2013. Artist services and expanded rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, pays Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. Such costs incurred by the Company were approximately $3 million and $2 million for the three months ended June 30, 2013 and June 30, 2012, respectively, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement. Such costs incurred by the Company were approximately $7 million and $6 million for the nine months ended June 30, 2013 and June 30, 2012, respectively, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $1 million of expenses in each period reimbursed related to certain consultants with full time roles at the Company. Under the Management Agreement with Access, the Company is obligated to pay Access an aggregate annual fee equal to the greater of (i) the sum of (x) $6 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time and (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year.

Recent Developments

Acquisition of the Parlophone Label Group

On February 6, 2013, the Company signed a definitive agreement to acquire the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million subject to a closing working capital adjustment, in an all-cash transaction (the “Transaction”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”) by and among Warner Music Holdings Limited, an English company and wholly-owned subsidiary of the Company (“WM Holdings UK”), certain related entities identified in the PLG Agreement (such entities, together with WM Holdings UK, the “Buyers”), Acquisition Corp., as Buyers’ Guarantor, and EGH1 BV, a Dutch company, EMI Group Holdings BV, a Dutch company, and Delta Holdings BV, a Dutch company, as Sellers (as defined therein) (collectively, the “PLG Sellers”), and Universal International Music BV, a Dutch company, as Sellers’ Guarantor (as defined therein), pursuant to which the PLG Sellers have agreed to sell, and the Buyers have agreed to buy, the outstanding shares of capital stock of PLG Holdco Limited, an English company (“PLG Holdco”) and certain related entities identified in the PLG Agreement (such entities, together with PLG Holdco, “PLG”).

On June 28, 2013, the parties to the PLG Agreement entered into a Deed of Variation, resulting in an Amended and Restated Share Sale and Purchase Agreement (the “PLG Amended Agreement”). The PLG Amended Agreement provides for, among other amendments, a revision to the definition of “Aggregate Payments” to increase this amount from the consideration paid for the outstanding shares of capital stock in PLG Holdco and certain related entities identified in the PLG Amended Agreement to an amount that reflects the entire purchase price. The adjustment to this definition results in a greater potential cap on liability for the PLG Sellers in connection with certain claims that may be brought under the PLG Amended Agreement.

Pursuant to the PLG Amended Agreement, the Transaction was completed on July 1, 2013.

Drawdown of Incremental Term Loan Facility

On May 9, 2013, Acquisition Corp. entered into an amendment to the credit agreement (the “Term Loan Credit Agreement”) among Acquisition Corp., Holdings, the subsidiaries of Acquisition Corp. party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Loan Credit Agreement Amendment”), providing for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”). On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to consummate the Transaction, to pay fees, costs and expenses related to the Transaction and for general corporate purposes of Acquisition Corp. and its subsidiaries.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Consolidated Historical Results

Revenues

Our revenue is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Revenue by Type
Physical	$178	$189	$(11)	(6)%
Digital	236	216	20	9%

Total Physical and Digital	414	405	9	2%
Artist services and expanded rights	68	58	10	17%
Licensing	52	54	(2)	(4)%

Total Recorded Music	534	517	17	3%
Performance	51	54	(3)	(6)%
Mechanical	33	34	(1)	(3)%
Synchronization	26	31	(5)	(16)%
Digital	22	15	7	47%
Other	2	4	(2)	(50)%

Total Music Publishing	134	138	(4)	(3)%
Intersegment eliminations	(5)	(4)	(1)	(25)%

Total Revenue	$663	$651	$12	2%

Revenue by Geographical Location
U.S. Recorded Music	$225	$224	$1	—%
U.S. Music Publishing	48	55	(7)	(13)%

Total U.S.	273	279	(6)	(2)%
International Recorded Music	309	293	16	6%
International Music Publishing	86	83	3	4%

Total International	395	376	19	5%
Intersegment eliminations	(5)	(4)	(1)	(25)%

Total Revenue	$663	$651	$12	2%

Total Revenue

Total revenues increased by $12 million, or 2%, to $663 million for the three months ended June 30, 2013 from $651 million for the three months ended June 30, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 80% and 20% of total revenues for the three months ended June 30, 2013, respectively, compared to 79% and 21% for the three months ended June 30, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenues, respectively, for the three months ended June 30, 2013 compared to 43% and 57% for the three months ended June 30, 2012, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased $23 million, or 4%, for the three months ended June 30, 2013.

Total digital revenues after intersegment eliminations increased by $27 million, or 12%, to $257 million for the three months ended June 30, 2013 from $230 million for the three months ended June 30, 2012. Total digital revenues represented 39% and 35% of consolidated revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2013 were comprised of U.S. revenues of $142 million and international revenues of $116 million, or 55% and 45% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the three months ended June 30, 2012 were comprised of U.S. revenues of $131 million and international revenues of $100 million, or 57% and 43% of total digital revenues, respectively.

Recorded Music revenues increased by $17 million, or 3%, to $534 million for the three months ended June 30, 2013 from $517 million for the three months ended June 30, 2012. Prior to intersegment eliminations, Recorded Music revenues represented 80% and 79% of consolidated revenues, for the three months ended June 30, 2013 and June 30, 2012, respectively. U.S. Recorded Music revenues were $225 million and $224 million, or 42% and 43% of consolidated Recorded Music revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. International Recorded Music revenues were $309 million and $293 million, or 58% and 57% of consolidated Recorded Music revenues for the three months ended June 30, 2013 and June 30, 2012, respectively.

The overall increase in Recorded Music revenue reflected digital growth, which more than offset the declines in physical sales, strong revenue for our artist services and expanded rights business, and a slight decline in licensing revenue. Physical revenue continued to decline due to the ongoing transition from physical to digital sales, but was partially offset by certain new releases such as those from Michael Bublé, Kyary Pamyu Pamyu and Christophe Maé, which are more heavily weighted towards physical sales. Digital revenues continued to grow, up $20 million or 9% for the quarter. This increase was driven by strong download growth of $11 million and growth in streaming and subscription services of $13 million, offset by declines in mobile revenues of $4 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were mainly attributable to carryover success from prior-quarter releases with strong digital demand, such as those from Bruno Mars and fun. Artist services and expanded-rights revenue increased primarily due to an increase in touring activity and concert promotion revenue resulting from the timing of tour schedules in Europe and Asia Pacific. In addition, licensing revenues decreased $2 million, or 4% due primarily to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $27 million, or 5%.

Music Publishing revenues decreased by $4 million, or 3%, to $134 million for the three months ended June 30, 2013 from $138 million for the three months ended June 30, 2012. U.S. Music Publishing revenues were $48 million and $55 million, or 36% and 40%, of Music Publishing revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. International Music Publishing revenues were $86 million and $83 million, or 64% and 60%, of Music Publishing revenues for the three months ended June 30, 2013 and June 30, 2012, respectively.

Overall, Music Publishing revenues reflected a decline across performance, mechanical, and synchronization but continued to show growth in digital revenue. The decrease in performance revenue was due to timing of collections. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The decrease in synchronization revenue was primarily driven by a one-time settlement of $4 million in the prior year. The increase in digital revenue reflected continued growth in digital downloads of $2 million and streaming and subscription services of $4 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 2%.

Revenue by Geographical Location

U.S. revenues decreased by $6 million, or 2%, to $273 million for the three months ended June 30, 2013 from $279 million for the three months ended June 30, 2012. The increase in U.S. Recorded Music revenues reflected strong growth in digital revenue offsetting the continued decline in demand for physical product. U.S. physical revenues declined $5 million as a result of the continued transition to digital platforms. U.S. Recorded Music digital revenues increased $8 million as a result of growth in digital download revenue of $3 million and in streaming and subscription service revenue of $8 million, due to the increased availability of and demand for digital formats offset by declines in mobile revenue of $3 million. Partially offsetting this growth were decreases in artist services and expanded-rights revenue of $1 million due to a decline in ticketing and fanclub subscription revenue and decreases in licensing revenue of $1 million due to timing. U.S. Music Publishing revenues decreased $7 million primarily due the decrease in synchronization as a result of a one-time settlement of $4 million in the prior year. This was partially offset by U.S. Music Publishing digital revenue growth of $3 million distributed across download revenue and streaming and subscription service revenue.

International revenues increased by $19 million, or 5%, to $395 million for the three months ended June 30, 2013 from $376 million for the three months ended June 30, 2012. The overall increase in International Recorded Music revenues was driven by increases in the U.K. of $11 million, France of $8 million and Italy of $8 million, partially offset by declines of $9 million in Central Europe. International physical revenues declined $6 million while digital revenues increased $12 million. Digital revenues increased as a result of growth in digital download revenue of $8 million and in streaming and subscription service revenue of $5 million, and was mainly attributable to continued success from prior quarter releases with strong digital demand, such as those from Bruno Mars and fun. International artist services and expanded rights revenue increased $11 million due to the timing of touring activity and concert promotions in Italy and Japan. International Music Publishing revenues increased $3 million due to continued digital revenue growth of $4 million mainly for streaming and subscription revenue. In addition, international music publishing synchronization revenues increased $2 million due to efforts to clear U.S. repertoire for international use. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $30 million or 8%, for the three months ended June 30, 2013.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$241	$243	$(2)	(1)%
Product costs	130	110	20	18%

Total cost of revenues	$371	$353	$18	5%

Our cost of revenues increased by $18 million, or 5%, to $371 million for the three months ended June 30, 2013 from $353 million for the three months ended June 30, 2012. Expressed as a percentage of revenues, cost of revenues were 56% and 54% for the three months ended June 30, 2013 and June 30, 2012, respectively.

Artist and repertoire costs decreased by $2 million, or 1%, to $241 million for the three months ended June 30, 2013 from $243 million for the three months ended June 30, 2012. The decrease in artist and repertoire costs was driven by the timing of our artist and repertoire spend and a shift towards higher margin deals. Artist and repertoire costs as a percentage of revenues decreased to 36% for three months ended June 30, 2013 from 37% for three months ended June 30, 2012.

Product costs increased by $20 million, or 18%, to $130 million for the three months ended June 30, 2013 from $110 million for the three months ended June 30, 2012 primarily as a result of the $10 million increase in artist services and expanded rights revenues and an $18 million increase in third party distribution revenues. Costs associated with our artist services and expanded rights business are primarily recorded as a component of product costs and tend to yield lower margins than our physical and digital revenue. Cost of distribution for third party labels also tends to yield lower margins. Product costs as a percentage of revenues increased to 20% for the three months ended June 30, 2013 from 17% due to the revenue mix.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$128	$140	$(12)	(9)%
Selling and marketing expense	95	91	4	4%
Distribution expense	13	13	—	—%

Total selling, general and administrative expense	$236	$244	$(8)	(3)%

(1)	Includes depreciation expense of $13 million and $12 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

Total selling, general and administrative expense decreased by $8 million, or 3%, to $236 million for the three months ended June 30, 2013 from $244 million for the three months ended June 30, 2012. Expressed as a percentage of revenues, selling, general and administrative expenses were 36% and 37% for the three months ended June 30, 2013 and June 30, 2012, respectively.

General and administrative expenses decreased by $12 million, or 9%, to $128 million for the three months ended June 30, 2013 from $140 million for the three months ended June 30, 2012. The decrease in general and administrative expense was driven by cost-saving initiatives, lower variable compensation and lower severance charges in the current period, offset by higher stock-based compensation expense. Expressed as a percentage of revenues, general and administrative expenses decreased to 19% for the three months ended June 30, 2013 from 22% for the three months ended June 30, 2012.

Selling and marketing expense increased by $4 million, or 4%, to $95 million for the three months ended June 30, 2013 from $91 million for the three months ended June 30, 2012, due to variable marketing spend on current quarter releases. Expressed as a percentage of revenues, selling and marketing expense remained flat at 14% for the three months ended June 30, 2013 and June 30, 2012.

Distribution expense remained flat at $13 million, for the three months ended June 30, 2013 and June 30, 2012. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the three months ended June 30, 2013 and June 30, 2012.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$69	$66	$3	5%
Depreciation expense	(13)	(12)	(1)	(8)%
Amortization expense	(48)	(47)	(1)	(2)%

Operating income	8	7	1	14%
Loss on extinguishment of debt	(2)	—	(2)	—%
Interest expense, net	(47)	(56)	9	16%
Other (expense) income, net	(2)	6	(8)	(133)%

Loss before income taxes	(43)	(43)	—	—%
Income tax (expense) benefit	(19)	11	(30)	—%

Net loss	(62)	(32)	(30)	(94)%
Less: income attributable to noncontrolling interest	(1)	—	(1)	—%

Net loss attributable to Warner Music Group Corp.	$(63)	$(32)	$(31)	(97)%

OIBDA

Our OIBDA increased by $3 million, or 5%, to $69 million for the three months ended June 30, 2013 as compared to $66 million for the three months ended June 30, 2012. Our OIBDA increase was primarily driven by higher revenues and a decrease in selling, general and administrative expense, partially offset by higher cost of revenues. Expressed as a percentage of revenues, total OIBDA margin remained flat at 10% for the three months ended June 30, 2013 and June 30, 2012.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased by $1 million, or 8%, to $13 million for the three months ended June 30, 2013 as compared to $12 million for the three months ended June 30, 2012.

Amortization expense

Amortization expense increased by $1 million, or 2%, to $48 million for the three months ended June 30, 2013 as compared to $47 million for the three months ended June 30, 2012.

Operating income

Our operating income increased by $1 million, or 14%, to $8 million for the three months ended June 30, 2013 as compared to operating income of $7 million for the three months ended June 30, 2012. The increase in operating income was a result of the increase in OIBDA offset by the increase in depreciation and amortization expense noted above.

Loss on extinguishment of debt

On June 21, 2013, we redeemed 10% of our then outstanding Senior Secured Notes due 2021. As a result, we recorded a loss on extinguishment of debt of approximately $2 million, which represents the premium paid on early redemption.

Interest expense, net

Our interest expense, net, decreased by $9 million, or 16%, to $47 million for the three months ended June 30, 2013 as compared to $56 million for the three months ended June 30, 2012. The decrease was primarily driven by the refinancing of our senior secured debt on November 1, 2012 and the modification of our Term Loan Facility on May 9, 2013. Our current debt obligations have lower comparable interest rates than the debt obligations outstanding in the prior-year quarter.

See “Financial Condition and Liquidity” for more information.

Other (expense) income, net

Other (expense) income, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. The three months ended June 30, 2012 also included a $7 million payment received for tax indemnities related to tax matters in Brazil.

Income tax (expense) benefit

Income tax expense increased by $30 million, to $19 million for the three months ended June 30, 2013 as compared to an income tax benefit $11 million for the three months ended June 30, 2012. The change is due to the fluctuation in the anticipated annual effective tax rate. During the three months ended June 30, 2012, we had higher pre-tax losses in foreign jurisdictions, for which a tax benefit could be recorded.

Net loss

Net loss increased by $30 million, to net loss of $62 million for the three months ended June 30, 2013 as compared to a net loss of $32 million for the three months ended June 30, 2012. The increase was primarily driven by the increase in income tax expense, offset by the increase in operating income and the decrease in interest expense noted above.

Noncontrolling interest

Net income attributable to noncontrolling interest was $1 million for the three months ended June 30, 2013 compared to no income attributable to noncontrolling interest for the three months and June 30, 2012.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Recorded Music
Revenue	$534	$517	$17	3%
OIBDA	61	58	3	5%
Operating income	$21	$19	$2	11%
Music Publishing
Revenue	$134	$138	$(4)	(3)%
OIBDA	28	24	4	17%
Operating income	$11	$8	$3	38%
Corporate expenses and eliminations
Revenue	$(5)	$(4)	$(1)	(25)%
OIBDA	(20)	(16)	(4)	(25)%
Operating loss	$(24)	$(20)	$(4)	(20)%
Total
Revenue	$663	$651	$12	2%
OIBDA	69	66	3	5%
Operating income	$8	$7	$1	14%

Recorded Music

Revenues

Recorded Music revenues increased by $17 million, or 3%, to $534 million for the three months ended June 30, 2013 from $517 million for the three months ended June 30, 2012. Prior to intersegment eliminations, Recorded Music revenues represented 80% and 79% of consolidated revenues, for the three months ended June 30, 2013 and June 30, 2012, respectively. U.S. Recorded Music revenues were $225 million and $224 million, or 42% and 43% of consolidated Recorded Music revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. International Recorded Music revenues were $309 million and $293 million, or 58% and 57% of consolidated Recorded Music revenues for the three months ended June 30, 2013 and June 30, 2012, respectively.

The overall increase in Recorded Music revenue reflected digital growth, which more than offset the declines in physical sales, strong revenue for our artist services and expanded rights business, and a slight decline in licensing revenue. Physical revenue continued to decline due to the ongoing transition from physical to digital sales, but was partially offset by certain new releases such as those from Michael Bublé, Kyary Pamyu Pamyu and Christophe Maé, which are more heavily weighted towards physical sales. Digital revenues continued to grow, up $20 million or 9% for the quarter. This increase was driven by strong download growth of $11 million and growth in streaming and subscription services of $13 million, offset by declines in mobile revenues of $4 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were mainly attributable to carryover success from prior-quarter releases with strong digital demand, such as those from Bruno Mars and fun. Artist services and expanded-rights revenue increased primarily due to an increase in touring activity and concert promotion revenue resulting from the timing of tour schedules in Europe and Asia Pacific. In addition, licensing revenues decreased $2 million, or 4% due primarily to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $27 million, or 5%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$153	$149	$4	3%
Product costs	130	110	20	18%

Total cost of revenues	$283	$259	$24	9%

Recorded Music cost of revenues increased $24 million, or 9%, to $283 million for the three months ended June 30, 2013 from $259 million for the three months ended June 30, 2012. The increase in artist and repertoire costs were driven by increased revenues for the current-year quarter and the timing of our artist and repertoire spend. The increase in product costs was primarily as a result of the $10 million increase in artist services and expanded rights revenues and an $18 million increase in third party distribution revenues. Costs associated with our artist services and expanded rights business are primarily recorded as a component of product costs and tend to yield lower margins than our physical and digital revenue. Cost of distribution for third party labels also tends to yield lower margins. Expressed as a percentage of Recorded Music revenues, cost of revenues increased to 53% for the three months ended June 30, 2013 from 50% for the three months ended June 30, 2012.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$91	$104	$(13)	(13)%
Selling and marketing expense	94	90	4	4%
Distribution expense	13	13	—	—%

Total selling, general and administrative expense	$198	$207	$(9)	(4)%

(1)	Includes depreciation expense of $8 million and $7 million for the three months ended June 30, 2013 and June 30, 2012, respectively.

Recorded Music selling, general and administrative expense decreased $9 million, or 4%, to $198 million for the three months ended June 30, 2013 from $207 million for the three months ended June 30, 2012. This decrease was primarily due to a decrease in general and administrative expense, partially offset by an increase in selling and marketing expense. Selling and marketing expense increased in line with the increase in revenues and was largely the result of higher variable marketing spend related to current quarter releases. The decrease in general and administrative expense was driven by cost-saving initiatives, lower variable compensation and lower severance charges in the current period. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased to 37% for the three months ended June 30, 2013 to 40% for the three months ended June 30, 2012.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$61	$58	$3	5%
Depreciation and amortization	(40)	(39)	(1)	(3)%

Operating income	$21	$19	$2	11%

Recorded Music OIBDA increased by $3 million, or 5%, to $61 million for the three months ended June 30, 2013 compared to $58 million for the three months ended June 30, 2012. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin remained flat at 11% for the three months ended June 30, 2013 and the three months ended June 30, 2012. Our Recorded Music OIBDA increase was driven by higher revenues and a decrease in selling, general and administrative expense, partially offset by higher cost of revenues.

Recorded Music operating income increased by $2 million, due to a $3 million increase in OIBDA as noted above and a $1 million increase in depreciation and amortization expense.

Music Publishing

Revenues

Music Publishing revenues decreased by $4 million, or 3%, to $134 million for the three months ended June 30, 2013 from $138 million for the three months ended June 30, 2012. U.S. Music Publishing revenues were $48 million and $55 million, or 36% and 40%, of Music Publishing revenues for the three months ended June 30, 2013 and June 30, 2012, respectively. International Music Publishing revenues were $86 million and $83 million, or 64% and 60%, of Music Publishing revenues for the three months ended June 30, 2013 and June 30, 2012, respectively.

Overall, Music Publishing revenues reflected a decline across performance, mechanical, and synchronization but continued to show growth in digital revenue. The decrease in performance revenue was due to timing of collections. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry. The decrease in synchronization revenue was primarily driven by a one-time settlement of $4 million in the prior year. The increase in digital revenue reflected continued growth in digital downloads of $2 million and streaming and subscription services of $4 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 2%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$93	$98	$(5)	(5)%

Total cost of revenues	$93	$98	$(5)	(5)%

Music Publishing cost of revenues decreased $5 million, or 5%, to $93 million for the three months ended June 30, 2013, from $98 million for the three months ended June 30, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 69% for the three months ended June 30, 2013 from 71% for the three months ended June 30, 2012 as a result of a shift towards higher-margin deals.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$13	$16	$(3)	(19)%
Selling and marketing expenses	1	1	—	—%

Total selling, general and administrative expense	$14	$17	$(3)	(18)%

(1)	Includes depreciation expense of $1 million for both the three months ended June 30, 2013 and June 30, 2012.

Music Publishing selling, general and administrative expense decreased $3 million, or 18%, to $14 million for the month ended June 30, 2013 from $17 million for the three months ended June 30, 2012 primarily as a result of lower variable compensation. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 10% for the month ended June 30, 2013 from 12% for the three months ended June 30, 2012.

OIBDA and Operating Income

Music Publishing operating income included the following (in millions):

	For the Three Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$28	$24	$4	17%
Depreciation and amortization	(17)	(16)	(1)	(6)%

Operating income	$11	$8	$3	38%

Music Publishing OIBDA increased by $4 million, or 17%, to $28 million for the three months ended June 30, 2013 from $24 million for the three months ended June 30, 2012. The increase was primarily driven by a shift towards higher-margin deals and a decrease in selling, general and administrative expense. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 21% for the three months ended June 30, 2013 from 17% for the three months ended June 30, 2012.

Music Publishing operating income increased $3 million due to a $1 million increase in depreciation and amortization expense and a $4 million increase in OIBDA as noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased to $20 million for the three months ended June 30, 2013 from $16 million for the three months ended June 30, 2012, primarily as a result of higher stock-based compensation expense and professional fees in the current period.

Our operating loss from corporate expenses and eliminations increased to $24 million for the three months ended June 30, 2013 from $20 million for the three months ended June 30, 2012 due to the increase in OIBDA loss noted above.

Nine Months Ended June 30, 2013 Compared with Nine Months Ended June 30, 2012

Consolidated Historical Results

Revenues

Our revenue is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Revenue by Type
Physical	$667	$699	$(32)	(5)%
Digital	735	643	92	14%

Total Physical and Digital	1,402	1,342	60	4%
Artist services and expanded rights	178	178	—	—%
Licensing	165	155	10	7%

Total Recorded Music	1,745	1,675	70	4%
Performance	146	148	(2)	(1)%
Mechanical	86	99	(13)	(13)%
Synchronization	75	86	(11)	(13)%
Digital	62	44	18	41%
Other	8	9	(1)	(11)%

Total Music Publishing	377	386	(9)	(2)%
Intersegment eliminations	(15)	(12)	(3)	(25)%

Total Revenue	$2,107	$2,049	$58	3%

Revenue by Geographical Location
U.S. Recorded Music	$733	$687	$46	7%
U.S. Music Publishing	139	148	(9)	(6)%

Total U.S.	872	835	37	4%
International Recorded Music	1,012	988	24	2%
International Music Publishing	238	238	—	—%

Total International	1,250	1,226	24	2%
Intersegment eliminations	(15)	(12)	(3)	(25)%

Total Revenue	$2,107	$2,049	$58	3%

Total Revenue

Total revenues increased by $58 million, or 3%, to $2.107 billion for the nine months ended June 30, 2013 from $2.049 billion for the nine months ended June 30, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of revenues for the nine months ended June 30, 2013 and 81% and 19% of total revenues for the nine months ended June 30, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenues for both the nine months ended June 30, 2013 and June 30, 2012. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased by $84 million, or 4%.

Total digital revenues after intersegment eliminations increased by $109 million, or 16%, to $793 million for the nine months ended June 30, 2013 from $684 million for the nine months ended June 30, 2012. Total digital revenues represented 38% and 33% of consolidated revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2013 were comprised of U.S. revenues of $438 million and international revenues of $359 million, or 55% and 45% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the nine months ended June 30, 2012 were comprised of U.S. revenues of $384 million and international revenues of $303 million, or 56% and 44% of total digital revenues, respectively.

Recorded Music revenues increased by $70 million, or 4%, to $1.745 billion for the nine months ended June 30, 2013 from $1.675 billion for the nine months ended June 30, 2012. U.S. Recorded Music revenues were $733 million and $687 million, or 42% and 41% of consolidated Recorded Music revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively. International Recorded Music revenues were $1.012 billion and $988 million, or 58% and 59% of consolidated Recorded Music revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively.

The overall increase in Recorded Music revenue reflected the continued decline in physical sales which was more than offset by growth in digital and licensing revenue. The decrease in physical sales was driven by the ongoing transition from physical to digital sales as well as a comparatively strong holiday release schedule in the prior year, which included the initial release of Michael Bublé’s “Christmas”, the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan and more heavily weighted towards physical sales. Digital revenues continued to grow, up $92 million or 14% in the current period. This increase was driven by equally strong growth in both downloads which increased $51 million and in streaming and subscription services which also increased $53 million, offset by the decline in mobile revenue of $12 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-period releases such as Bruno Mars’ “Unorthodox Jukebox”, as well as continued success from prior-year releases with strong digital demand such as releases from Flo Rida and fun. Licensing revenues increased $10 million, or 7%, due to timing. Artist services and expanded rights revenue remained flat due to strong European touring revenues in both periods. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $93 million, or 6%.

Music Publishing revenues decreased by $9 million, or 2%, to $377 million for the nine months ended June 30, 2013 from $386 million for the nine months ended June 30, 2012. U.S. Music Publishing revenues were $139 million and $148 million, or 37% and 38%, of Music Publishing revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively. International Music Publishing revenues remained flat at $238 million, or 63% and 62%, of Music Publishing revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The decrease in synchronization revenue reflected lower overall demand in the commercial and videogame market. The increase in digital revenue reflected continued growth in digital downloads of $7 million and streaming and subscription services of $10 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $6 million, or 2%.

Revenue by Geographical Location

U.S. revenues increased by $37 million, or 4%, to $872 million for the nine months ended June 30, 2013 from $835 million for the nine months ended June 30, 2012. The increase in U.S. revenues reflected the growth in Recorded Music digital revenues and licensing revenues slightly offset by a decline in physical revenues and Music Publishing revenues. U.S. Recorded Music physical revenue declined $6 million as a result of the continued transition to digital platforms, but was slightly offset by current period releases with strong physical demand such as Michael Bublé’s “To Be Loved” and Blake Shelton’s “Based on a True Story…”. U.S. Recorded Music digital revenues increased $43 million as a result of the continued growth in digital download revenue of $28 million and in streaming and subscription service revenue of $25 million, due to the increased availability and demand of digital formats including the introduction of new cloud and locker services, offset by a decline in mobile revenue of $10 million. U.S. licensing revenues increased $10 million due to timing. U.S. Music Publishing revenues decreased $9 million primarily due to declines in mechanical revenue of $7 million.

International revenues increased by $24 million, or 2%, to $1.250 billion for the nine months ended June 30, 2013 from $1.226 billion for the nine months ended June 30, 2012. The overall increase in International Recorded Music revenues was driven by increases in the U.K. of $14 million and France of $19 million, partially offset by declines of $9 million in Central Europe. Digital revenues increased $49 million as a result of growth in digital download revenue of $23 million and in streaming and subscription service revenue of $28 million, and was mainly attributable to continued success from prior quarter releases with strong digital demand. The decrease in Recorded Music physical revenue of $26 million was primarily due to the comparatively strong release schedule in the prior year. Artist services and expanded rights revenue remained flat due to strong European touring revenues in both periods. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $50 million or 4% for the nine months ended June 30, 2013.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$723	$733	$(10)	(1)%
Product costs	385	358	27	8%

Total cost of revenues	$1,108	$1,091	$17	2%

Our cost of revenues increased by $17 million, or 2%, to $1.108 billion for the nine months ended June 30, 2013 from $1.091 billion for the nine months ended June 30, 2012. Expressed as a percentage of revenues, cost of revenues were 53% for both the nine months ended June 30, 2013 and June 30, 2012.

Artist and repertoire costs decreased by $10 million, or 1%, to $723 million for the nine months ended June 30, 2013 from $733 million for the nine months ended June 30, 2012. The decrease in artist and repertoire costs was driven by the timing of our artist and repertoire spend. Artist and repertoire costs as a percentage of revenues decreased to 34% for the nine months ended June 30, 2013 from 36% for the nine months ended June 30, 2012.

Product costs increased $27 million, or 8%, to $385 million for the nine months ended June 30, 2013 from $358 million for the nine months ended June 30, 2012, primarily as a result of the increase in revenue. Product costs as a percentage of revenues increased to 18% for the nine months ended June 30, 2013 and from 17% for the nine months ended June 30, 2012.

Selling, general and administrative expenses

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$387	$416	$(29)	(7)%
Selling and marketing expense	311	287	24	8%
Distribution expense	42	42	—	—%

Total selling, general and administrative expense	$740	$745	$(5)	(1)%

(1)	Includes depreciation expense of $38 million and $37 million for the nine months ended June 30, 2013 and June 30, 2012.

Total selling, general and administrative expense decreased by $5 million, or 1%, to $740 million for the nine months ended June 30, 2013 from $745 million for the nine months ended June 30, 2012. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 35% for the nine months ended June 30, 2013 from 36% for the nine months ended June 30, 2012.

General and administrative expenses decreased by $29 million, or 7%, to $387 million for the nine months ended June 30, 2013 from $416 million for the nine months ended June 30, 2012. Expressed as a percentage of revenues, general and administrative expenses decreased to 18% for the nine months ended June 30, 2013 from 20% for the nine months ended June 30, 2012. The decrease in general and administrative expense was due to continued cost-saving initiatives, lower severance charges and lower variable compensation.

Selling and marketing expense increased by $24 million, or 8%, to $311 million for the nine months ended June 30, 2013 from $287 million for the nine months ended June 30, 2012, primarily related to higher variable marketing expense related to current-period releases. Expressed as a percentage of revenues, selling and marketing expense increased to 15% for the nine months ended June 30, 2013 from 14% for the nine months ended June 30, 2012.

Distribution expense remained flat at $42 for the nine months ended June 30, 2013 and the nine months ended June 30, 2012. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the nine months ended June 30, 2013 and June 30, 2012.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$297	$250	$47	19%
Depreciation expense	(38)	(37)	(1)	(3)%
Amortization expense	(143)	(145)	2	1%

Operating income	116	68	48	71%
Loss on extinguishment of debt	(85)	—	(85)	—%
Interest expense, net	(149)	(169)	20	12%
Other (expense) income, net	(11)	6	(17)	—%

Loss before income taxes	(129)	(95)	(34)	(36)%
Income tax (expense) benefit	(8)	3	(11)	—%

Net loss	(137)	(92)	(45)	(49)%
Less: income attributable to noncontrolling interest	(4)	(2)	(2)	(100)%

Net loss attributable to Warner Music Group Corp.	$(141)	$(94)	$(47)	(50)%

OIBDA

Our OIBDA increased by $47 million, or 19%, to $297 million for the nine months ended June 30, 2013 as compared to $250 million for the nine months ended June 30, 2012. Expressed as a percentage of revenues, total OIBDA margin increased to 14% for the nine months ended June 30, 2013, from 12% for the nine months ended June 30, 2012. Our OIBDA increase was primarily driven by higher revenues and a decrease in selling, general and administrative expense, partially offset by higher cost of revenues.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

Our depreciation expense increased to $38 million for the nine months ended June 30, 2013 from $37 million for the nine months ended June 30, 2012.

Amortization expense

Amortization expense decreased by $2 million, or 1%, to $143 million for the nine months ended June 30, 2013 as compared to $145 million for the nine months ended June 30, 2012 primarily due to favorable exchange rate fluctuations.

Operating income

Our operating income increased $48 million, or 71%, to $116 million, for the nine months ended June 30, 2013 as compared to operating income of $68 million for the nine months ended June 30, 2012. The increase in operating income was primarily a result of the increase in OIBDA noted above.

Loss on extinguishment of debt

On November 1, 2012, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. As a result, we recorded a loss on extinguishment of debt of approximately $83 million, representing the difference between the redemption payment and the carrying value of the debt as of the refinancing date. On June 21, 2013, we redeemed 10% of our then outstanding Senior Secured Notes due 2021. As a result, we recorded a loss on extinguishment of debt of approximately $2 million, which represents the premium paid on early redemption.

Interest expense, net

Our interest expense, net, decreased $20 million, or 12%, to $149 million for the nine months ended June 30, 2013 as compared to $169 million for the nine months ended June 30, 2012. The decrease was primarily driven by the refinancing of our senior secured debt on November 1, 2012 and the modification of the Term Loan Facility on May 9, 2013. Our current debt obligations have lower comparable interest rates than the debt obligations outstanding in the prior period.

See “Financial Condition and Liquidity” for more information.

Other (expense) income, net

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with inter-company receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. The nine months ended June 30, 2012 also included a $7 million payment received for tax indemnities related to tax matters in Brazil.

Income tax (expense) benefit

We incurred income tax expense of $8 million for the nine months ended June 30, 2013 as compared to a benefit of $3 million for the nine months ended June 30, 2012. The change is due to the fluctuation in the anticipated annual effective tax rate.

Net loss

Our net loss increased by $45 million, to a net loss of $137 million for the nine months ended June 30, 2013 as compared to a net loss of $92 million for the nine months ended June 30, 2012. The increase was driven by the increase in operating income noted above, offset by the loss on extinguishment of debt and higher income tax expense.

Noncontrolling interest

Net income attributable to noncontrolling interest was $4 million for the nine months ended June 30, 2013 and $2 million for the nine months ended June 30, 2012.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Recorded Music
Revenue	$1,745	$1,675	$70	4%
OIBDA	262	211	51	24%
Operating income	$141	$90	$51	57%
Music Publishing
Revenue	$377	$386	$(9)	(2)%
OIBDA	97	93	4	4%
Operating income	$47	$43	$4	9%
Corporate expenses and eliminations
Revenue	$(15)	$(12)	$(3)	(25)%
OIBDA	(62)	(54)	(8)	(15)%
Operating loss	$(72)	$(65)	$(7)	(11)%
Total
Revenue	$2,107	$2,049	$58	3%
OIBDA	297	250	47	19%
Operating income	$116	$68	$48	71%

Recorded Music

Revenues

Recorded Music revenues increased by $70 million, or 4%, to $1.745 billion for the nine months ended June 30, 2013 from $1.675 billion for the nine months ended June 30, 2012. U.S. Recorded Music revenues were $733 million and $687 million, or 42% and 41% of consolidated Recorded Music revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively. International Recorded Music revenues were $1.012 billion and $988 million, or 58% and 59% of consolidated Recorded Music revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively.

The overall increase in Recorded Music revenue reflected the continued decline in physical sales which was more than offset by growth in digital and licensing revenue. The decrease in physical sales was driven by the ongoing transition from physical to digital sales as well as a comparatively strong holiday release schedule in the prior year, which included the initial release of Michael Bublé’s “Christmas”, the second-largest-selling album of calendar 2011 in the U.S. according to SoundScan and more heavily weighted towards physical sales. Digital revenues continued to grow, up $92 million or 14% in the current period. This increase was driven by equally strong growth in both downloads which increased $51 million and in streaming and subscription services which also increased $53 million, offset by the decline in mobile revenue of $12 million which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-period releases such as Bruno Mars’ “Unorthodox Jukebox”, as well as continued success from prior-year releases with strong digital demand such as releases from Flo Rida and fun. Licensing revenues increased $10 million, or 7%, due to timing. Artist services and expanded rights revenue remained flat due to strong European touring revenues in both periods. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $93 million, or 6%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$500	$500	$—	—%
Product costs	385	358	27	8%

Total cost of revenues	$885	$858	$27	3%

Recorded Music cost of revenues increased $27 million, or 3%, to $885 million for the nine months ended June 30, 2013 from $858 million for the nine months ended June 30, 2012, primarily as a result of the increase in revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 51% for the nine months ended June 30, 2013 and June 30, 2012.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$273	$303	$(30)	(10)%
Selling and marketing expense	307	283	24	8%
Distribution expense	42	42	—	—%

Total selling, general and administrative expense	$622	$628	$(6)	(1)%

(1)	Includes depreciation expense of $24 million and $22 million for the nine months ended June 30, 2013 and June 30, 2012, respectively.

Recorded Music selling, general and administrative expense decreased $6 million, or 1%, to $622 million for the nine months ended June 30, 2013 from $628 million for the nine months ended June 30, 2012. This decrease was due to a decrease in general and administrative expense partially offset by an increase in selling and marketing expense. The increase in selling and marketing expense was primarily the result of variable marketing increases related to current-period releases compared to the prior-period releases. The decrease in general and administrative expense was driven by cost-saving initiatives, lower variable compensation and lower severance expense in the current period. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense decreased to 36% for the nine months ended June 30, 2013 from 37% for the nine months ended June 30, 2012.

OIBDA and Operating Income

Recorded Music operating income included the following (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$262	$211	$51	24%
Depreciation and amortization	(121)	(121)	—	—%

Operating income	$141	$90	$51	57%

Recorded Music OIBDA increased by $51 million, or 24%, to $262 million for the nine months ended June 30, 2013 compared to $211 million for the nine months ended June 30, 2012. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 15% for the nine months ended June 30, 2013 from 13% for the nine months ended June 30, 2012. Our Recorded Music OIBDA and OIBDA margin increase was primarily driven by higher revenues and the decrease in costs as a percentage of revenue for selling, general and administrative expense.

Recorded Music operating income increased by $51 million, due to the increase in OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $9 million, or 2%, to $377 million for the nine months ended June 30, 2013 from $386 million for the nine months ended June 30, 2012. U.S. Music Publishing revenues were $139 million and $148 million, or 37% and 38%, of Music Publishing revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively. International Music Publishing revenues remained flat at $238 million, or 63% and 62%, of Music Publishing revenues for the nine months ended June 30, 2013 and June 30, 2012, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the music industry. The decrease in synchronization revenue reflected lower overall demand in the commercial and videogame market. The increase in digital revenue reflected continued growth in digital downloads of $7 million and streaming and subscription services of $10 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $6 million, or 2%.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$238	$245	$(7)	(3)%

Total cost of revenues	$238	$245	$(7)	(3)%

Music Publishing cost of revenues decreased $7 million, or 3%, to $238 million for the nine months ended June 30, 2013, from $245 million for the nine months ended June 30, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues remained flat at 63% for the nine months ended June 30, 2013 and June 30, 2012.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$44	$50	$(6)	(12)%
Selling and marketing expense	2	2	—	—%

Total selling, general and administrative expense	$46	$52	$(6)	(12)%

(1)	Includes depreciation expense of $4 million for both the nine months ended June 30, 2013 and June 30, 2012.

Music Publishing selling, general and administrative expense decreased $6 million, or 12%, to $46 million for the nine months ended June 30, 2013 from $52 million for the nine months ended June 30, 2012, primarily due to lower variable compensation and severance expense recorded within general and administrative expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 12% for the nine months ended June 30, 2013 from 13% for the nine months ended June 30, 2012.

OIBDA and Operating Income

Music Publishing operating income included the following (in millions):

	For the Nine Months Ended June 30,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$97	$93	$4	4%
Depreciation and amortization	(50)	(50)	—	—%

Operating income	$47	$43	$4	9%

Music Publishing OIBDA increased by $4 million, or 4%, to $97 million for the nine months ended June 30, 2013 from $93 million for the nine months ending June 30, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 26% for the nine months ended June 30, 2013 from 24% for the nine months ended June 30, 2012.

Music Publishing operating income increased by $4 million due to the increase in OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased to $62 million for the nine months ended June 30, 2013 from $54 million for the nine months ended June 30, 2012, primarily as a result of higher stock-based compensation expense and higher professional fees in the current period, partially offset by lower severance expense.

Our operating loss from corporate expenses and eliminations increased to $72 million for the nine months ended June 30, 2013 from $65 million for the nine months ended June 30, 2012 due to the increase in OIBDA loss noted above and the decrease in depreciation and amortization expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2013, we had $2.066 billion of debt, $102 million of cash and equivalents (net debt of $1.964 billion, defined as total debt less cash and equivalents and short-term investments) and $776 million in Warner Music Group Corp. equity. This compares to $2.206 billion of debt, $302 million of cash and equivalents (net debt of $1.904 billion, defined as total debt less cash and equivalents and short-term investments) and $927 million in Warner Music Group Corp. equity at September 30, 2012. Net debt increased by $60 million as a result of (i) a $200 million decrease in cash and equivalents offset by (ii) a $140 million decrease in total debt.

The $151 million decrease in Warner Music Group Corp. equity during the nine months ended June 30, 2013 was due to $141 million of net loss, foreign currency translation adjustment of $8 million and unrealized loss on derivative financial instruments of $2 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2013 and June 30, 2012 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is comprised of the following (in millions):

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Cash (used in) provided by:
Operating activities	$147	$107
Investing activities	(76)	(36)
Financing activities	(260)	(2)

Operating Activities

Cash provided by operating activities was $147 million for the nine months ended June 30, 2013 as compared with cash provided by operating activities of $107 million for the nine months ended June 30, 2012. The $40 million increase in cash provided by operations related to the variable timing of our working capital requirements, which include the timing of sales and collections in the period, the timing of artist and repertoire spend compared to the prior period, timing of advances related to new cloud and locker services compared to the prior period and an improvement in operating income compared to the prior period, partially offset by higher variable compensation payments in the current year than in the prior year. In addition, our cash interest paid decreased to $174 million for the nine months ended June 30, 2013 as compared with $193 million for the nine months ended June 30, 2012 due to timing of interest payments resulting from the refinancing of debt in the current fiscal year, the financing at the time of the Merger and the decrease in the cost of debt.

Investing Activities

Cash used in investing activities was $76 million for the nine months ended June 30, 2013 as compared with cash used in investing activities of $36 million for the nine months ended June 30, 2012. For the nine months ended June 30, 2013, the $76 million of cash used in investing consisted of $35 million to acquire music publishing rights, $23 million for capital expenditures and $18 million to acquire businesses. For the nine months ended June 30, 2012, the $36 million of cash used in investing consisted of $21 million to acquire music publishing rights, $24 million for capital expenditures and $5 million to acquire businesses, partially offset by $2 million received for the sale of a recorded music catalog and $12 million received for the sale of a building.

Financing Activities

Cash used in financing activities of $260 million for the nine months ended June 30, 2013 consisted of the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of New Senior Secured Notes of $727 million and subsequent repayment of $73 million, proceeds from the Term Loan Facility of $594 million and subsequent repayment of $110 million, net proceeds of $25 million from the Revolving Credit facility, $95 million of tender/call premiums and $34 million of consent fees paid on early redemption of debt, $42 million of deferred financing costs paid for refinancing and $2 million of distributions to noncontrolling interest holders. Cash used in financing activities of $2 million for the nine months ended June 30, 2012 represented distributions to our noncontrolling interest holders.

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

As of June 30, 2013, our long-term debt, including the current portion, was as follows (in millions):

New Revolving Credit Facility (a)	25
Term Loan Facility due 2020—Acquisition Corp (b)	485
6.00% Senior Secured Notes due 2021—Acquisition Corp	450
6.25% Senior Secured Notes due 2021—Acquisition Corp (c)	205
11.5% Senior Notes due 2018—Acquisition Corp (d)	751
13.75% Senior Notes due 2019—Holdings	150

Total long term debt, including the current portion	$2,066

(a)	Reflects $150 million of commitments under the New Revolving Credit Facility, less letters of credit outstanding of approximately $1 million. There were $25 million of loans outstanding under the New Revolving Credit Facility as of June 30, 2013, all of which was included in the current portion of long term debt.
(b)	Principal amount of $490 million less unamortized discount of $5 million. Of this amount, $4 million, representing the scheduled amortization of the Term Loans, was included in the current portion of long term debt at June 30, 2013. On July 1, 2013, the $820 million Incremental Term Loan Facility was drawn down.
(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at June 30, 2013.
(d)	Face amount of $765 million less unamortized discount of $14 million at June 30, 2013.

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

The final maturity of the New Revolving Credit Facility is November 1, 2017.

Interest Rates and Fees

Effective as of May 9, 2013, the loans under the Revolving Credit Agreement bear interest at Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the currency in which the applicable borrowing is denominated in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR Rate”), plus 2.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Revolving LIBOR Rate plus 1.0% per annum (“Revolving Base Rate”), plus, in each case, 1.00% per annum.

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

General

Acquisition Corp. is the borrower (the “Term Loan Borrower”) under the Term Loan Facility. The Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $600,000,000. On May 9, 2013, Acquisition Corp. entered into an amendment to the Term Loan Facility among Acquisition Corp, Holdings, the subsidiaries of Acquisition Corp. party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Loan Credit Agreement Amendment”), providing for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”).

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

Interest Rates and Fees

The loans under the Term Loan Credit Agreement bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR Rate”), plus 2.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Term Loan LIBOR Rate plus 1.0% per annum (“Term Loan Base Rate”), plus, in each case, 1.75% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.00%.

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

On June 21, 2013, Acquisition Corp. redeemed $50 million in aggregate principal amount of its outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its outstanding 6.250% Senior Secured Notes due 2021.

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

Guarantees

The Unsecured WMG Notes are fully and unconditionally guaranteed on a senior unsecured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries, except for certain excluded subsidiaries, and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee ranks senior in right of payment to all existing and future subordinated obligations of such subsidiary guarantor; ranks equally in right of payment with all of such subsidiary guarantor’s existing and future senior indebtedness, including such subsidiary guarantor’s guarantee of the Existing Secured Notes, indebtedness under the New Revolving Credit Facility and the Secured WMG Notes; is effectively subordinated to all of such subsidiary guarantor’s existing and future secured indebtedness, including such subsidiary guarantor’s guarantee of the Existing Secured Notes, indebtedness under the New Revolving Credit Facility and the Secured WMG Notes, to the extent of the assets securing such indebtedness; and is structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of such subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), to the extent of the assets of such subsidiary. Any subsidiary guarantee of the Unsecured WMG Notes may be released in certain circumstances. The Unsecured WMG Notes are not guaranteed by Holdings.

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

Holdings Notes

On the Merger Closing Date, the Initial Holdings Issuer issued $150 million aggregate principal amount of 13.75% Senior Notes due 2019 issued by Holdings, the (“Holdings Notes”) pursuant to the Indenture, dated as of the Closing Date (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, National Association as Trustee (the “Trustee”). Following the completion of the Holdings Merger on the Closing Date, Holdings entered into a Supplemental Indenture, dated as of the Closing Date (the “Holdings Notes First Supplemental Indenture”), with the Trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

The Holdings Notes were issued at 100% of their face value. The Holdings Notes mature on October 1, 2019 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 13.75% per annum.

Ranking

The Holdings Notes are Holdings’ general unsecured senior obligations. The Holdings Notes rank senior in right of payment to Holdings’ existing and future subordinated indebtedness; rank equally in right of payment with all of Holdings’ existing and future senior indebtedness; are effectively subordinated to the Existing Secured Notes, the indebtedness under the New Revolving Credit Facility, and the Secured WMG Notes, to the extent of assets of Holdings securing such indebtedness; are effectively subordinated to all of Holdings’ existing and future secured indebtedness, to the extent of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Holdings’ non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)), Existing Secured Notes, the indebtedness under the New Revolving Credit Facility, the Secured WMG Notes, and the Unsecured WMG Notes, to the extent of the assets of such subsidiaries.

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

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness. The Company was in compliance with its covenants under its outstanding notes, New Revolving Credit Facility and Term Loan Credit Facility as of June 30, 2013.

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

Consolidated EBITDA as presented below is not a measure of the performance of our business and should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. In addition, our debt instruments require that the leverage ratio be calculated on a pro forma basis for certain transactions including acquisitions as if such transactions had occurred on the first date of the measurement period and may include expected cost savings and synergies resulting from or related to any such transaction. There can be no assurances that any such cost savings or synergies will be achieved in full or at all.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters ended June 30, 2013. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended June 30, 2013
Net Loss	$(134)
Income tax expense	10
Interest expense, net	181
Depreciation and amortization	243
Restructuring costs (a)	25
Net hedging and foreign exchange losses (b)	12
Management fees (c)	9
Transaction costs (d)	19
Business optimization expenses (e)	11
Proforma savings (f)	6
Loss on extinguishment of debt (g)	85
Equity based compensation expense (h)	8
Other non-cash charges (i)	3

Consolidated EBITDA	$478

Pro forma impact of specified transactions (j)	178

Adjusted Consolidated EBITDA	$656

Consolidated Funded Indebtedness (k)	$1,937

Pro forma impact of debt financing of specified transactions (l)	820

Pro Forma Consolidated Funded Indebtedness	$2,757
Leverage Ratio (m)	3.98x

(a)	Reflects severance costs and other restructuring related expenses.

(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)	Reflects costs mainly related to the Company’s participation in the EMI sales process, including the subsequent regulatory review.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended June 30, 2013. Pro forma savings reflected in the table above reflect a portion of the previously announced additional targeted savings of $50-$65 million following the Merger as well as other cost savings and synergies.
(g)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the November 2012 refinancing and May 2013 debt repayment.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects all non-cash charges not included in other items above, including but not limited to impairment and purchase accounting charges.
(j)	Reflects the $3 million impact of the Company’s purchase of music publishing assets and the $175 million impact for the PLG acquisition (including estimated cost savings and synergies of approximately $70 million), as if the specified transactions had occurred on the first day of the June 30, 2013 measurement period.
(k)	Reflects the principal balance of external debt at Acquisition Corp of $1.9 billion, plus the annualized daily revolver borrowings of $12 million, plus contractual obligations of deferred purchase price of $2 million, plus contingent consideration related to acquisitions of $13 million.
(l)	This amount reflects the pro forma impact of the draw down of the incremental term loan to fund the acquisition of PLG of $820 million on July 1, 2013.
(m)	Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended June 30, 2013. This is calculated net of $148 million of proforma cash and cash equivalents of the Company as of June 30, 2013, which in calculating the leverage ratio may not be deducted in an amount exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our New Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our New Revolving Credit Facility is 6.00x as of the end of any fiscal quarter in fiscal 2013. The Company’s New Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the new revolving credit facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our New Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued industry-wide decline of CD sales. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase the Holdings Notes, our New Secured Notes, or the Unsecured WMG Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our New Senior Credit Facilities, Holdings Notes, New Secured Notes, or Unsecured WMG Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited consolidated financial statements for the twelve months ended September 30, 2012, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2013, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2012.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of June 30, 2013, the Company had outstanding hedge contracts for the sale of $295 million and the purchase of $1.014 billion of foreign currencies at fixed rates, which included the contract to hedge the PLG acquisition purchase price. Subsequent to June 30, 2013, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2013, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have increased by $72 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed until August 29, 2013 to allow for settlement of this dispute. If a settlement has not been reached by that date and if the parties agree that further settlement discussions would be fruitful, the parties can file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties would file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. Settlement discussions are ongoing. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2012, as supplemented by Part II, Item 1A “Risk Factors” of our Form 10-Q for the quarters ended December 31, 2012 and March 30, 2013 to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

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

The agreements filed as Exhibits 2.1 and 2.2 to this Report have been attached as exhibits to provide investors and security holders with information regarding their respective terms. They are not intended to provide any other factual information about the Company or any of its affiliates or businesses. The representations, warranties, covenants and agreements contained in such exhibits were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders are not third-party beneficiaries under any of the agreements attached as exhibits hereto and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates or businesses. Moreover, the assertions embodied in the representations and warranties contained in each such agreement are qualified by information in confidential disclosure letters or schedules that the parties have exchanged. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts of the Company or any of its affiliates or businesses. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of such agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Exhibit No.	Description

2.1	Deed of Variation to the Share Sale and Purchase Agreement, dated as of June 28, 2013, by and among WM Holdings UK and certain other subsidiaries of the Company, as Buyers (as defined therein), and WMG Acquisition Corp., as Buyers’ Guarantor (as defined therein), and EGH1 BV, EMI Group Holdings BV and DELTA Holdings BV, as Sellers (as defined therein), and Universal International Music BV, as Sellers’ Guarantor (as defined therein) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.) †*

2.2	Share Sale and Purchase Agreement relating to EMI Music France SAS, dated as of July 1, 2013, by and among Warner Music Holdings BV, as Buyer (as defined therein), WMG Acquisition Corp., as Buyer’s Guarantor (as defined therein), EMI Records France Holdco Limited, as Seller (as defined therein), and Universal International Music BV, as Seller’s Guarantor (as defined therein) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)*

10.1	First Amendment to Credit Agreement, dated as of April 23, 2013 among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as Administrative Agent relating to a revolving credit facility. ††

10.2	Incremental Commitment Amendment, dated as of May 9, 2013 among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties there to as Lenders and the Administrative Agent, as defined therein. ††

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements***

*	Filed herewith.
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
***	Furnished herewith pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is submitted and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections
†	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission subject to a request for confidential treatment.
††	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-32502)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2013

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)