Form 10-K
period 2013-09-30
Warner Music Group Corp.
filed 2013-12-12
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of December 12, 2013 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

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

Acquisition of Warner Music Group by Access Industries

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

On July 20, 2011, we notified the New York Stock Exchange, Inc. (the “NYSE”) of our intent to remove our common stock from listing on the NYSE and requested that the NYSE file with the SEC an application on Form 25 to report the delisting of our common stock from the NYSE. On July 21, 2011, in accordance with our request, the NYSE filed the Form 25 with the SEC in order to provide notification of such delisting and to effect the deregistration of our common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On August 2, 2011, we filed a Form 15 with the SEC in order to provide notification of a suspension of our duty to file reports under Section 15(d) of the Exchange Act. Following such suspension, we continued to file reports with the SEC pursuant to the Exchange Act in accordance with certain covenants contained in the instruments governing our outstanding indebtedness. Additionally, we filed two exchange offer registration statements with the SEC in connection with the registration of our 11.50% Senior Unsecured Notes due 2018 issued by Acquisition Corp. (the “Unsecured WMG Notes”) and our 13.75% Senior Notes due 2019 issued by Holdings (the “Holdings Notes”) and the related guarantees by the Company, both of which became effective on March 16, 2012. As a result, our obligations to file reports pursuant to Section 15(d) of the Exchange Act were reinstated until the end of our fiscal year ended September 30, 2012 and we have subsequently continued to file Exchange Act reports with the SEC in accordance with certain covenants contained in the instruments covering our outstanding indebtedness. We have included condensed consolidating financial information as a condition to omitting separate financial statements for Acquisition Corp. and Holdings under Section 15(d) of the Exchange Act as permitted by Rule 3-10 of Regulation S-X.

In accordance with United States Generally Accepted Accounting Principles (“GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and for the period from October 1, 2010 to July 19, 2011 (“Predecessor”). In addition, all subsequent periods are also referred to as Successor. Successor periods and the Predecessor periods are presented on different bases and are, therefore, not comparable. However, we have also combined results for the Successor and Predecessor periods for 2011 in the presentations below (and presented as the results for the “twelve months ended September 30, 2011”) because, although such presentation is not in accordance with GAAP, we believe that it enables a meaningful comparison of results. The results for the twelve months ended September 30, 2011 have not been prepared on a pro forma basis under applicable regulations and may not reflect the actual results we would have achieved absent the Merger and the transactions related to the Merger and may not be predictive of future results of operations.

PLG Acquisition

On July 1, 2013, the Company completed its acquisition (the “Acquisition”) of Parlophone Label Group (“PLG”). See “Company History” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the Acquisition.

Debt Refinancing and PLG Financing

On November 1, 2012, the Company completed a refinancing (the “2012 Refinancing”) of its then outstanding senior secured notes due 2016. In connection with the 2012 Refinancing, the Company issued new senior secured notes consisting of $500 million aggregate principal amount of Senior Secured Notes due 2021 and €175 million aggregate principal amount of Senior Secured Notes due 2021 (the “New Secured Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “Revolving Credit Facility” and, together with Term Loan Facility, the “New Senior Credit Facilities”).

On May 9, 2013, Acquisition Corp. entered into an amendment to the Term Loan Facility (the “Term Loan Credit Agreement Amendment”), providing for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”). On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to fund the acquisition of PLG, pay fees, costs and expenses related to the acquisition and for general corporate purposes of Acquisition Corp. and its subsidiaries.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition and Liquidity” and Note 9 of the Notes to Consolidated Financial Statements for a further discussion of the 2012 Refinancing and the Term Loan Credit Agreement Amendment.

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the U.S. We generated revenues of $2.871 billion during the fiscal year ended September 30, 2013.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads, subscription and streaming) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 30 of the top 100 best-selling albums of all time in the U.S. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fanclubs, sponsorships, concert promotions and artist management, among other areas. We often refer to these rights as “artist services and expanded-rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.389 billion during the fiscal year ended September 30, 2013.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $503 million during the fiscal year ended September 30, 2013.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further utilizing actors’ contracts. For over 50 years, Warner Bros. Records has led the industry both creatively and financially with the discovery of many of the world’s biggest recording artists. Warner Bros. Records acquired Frank Sinatra’s Reprise Records in 1963. Our Atlantic Records label was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B and Elektra Records was founded in 1950 by Jac Holzman as a folk music label. Atlantic Records and Elektra Records were merged in 2004 to form the Atlantic Records Group. Since 1970, our international Recorded Music business has been responsible for the sale and marketing of our U.S. recording artists abroad as well as the discovery and development of international recording artists.

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

On July 1, 2013, we completed the acquisition of PLG from Universal Music Group for £487 million subject to a closing working capital adjustment. PLG includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG is comprised of the historic Parlophone label and Chrysalis and Ensign labels in the UK, as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists include Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogie, M. Pokora, Magic System, Pablo Alboran, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato following the Acquisition.

Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Big Beat, East West, Elektra, Erato, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Rykodisc, Sire, Warner Bros., Warner Classics, Warner Music Nashville and Word, as well as Warner/Chappell Music, one of the world’s leading music publishers.

Our Business Strengths

We believe the following competitive strengths will enable us to grow our revenue and increase our margins and cash flow and to continue to generate recurring revenue through our diverse base of Recorded Music and Music Publishing assets:

Evergreen Catalog of Recorded Music and Music Publishing Content and Vibrant Roster of Recording Artists and Songwriters. We believe the depth and quality of our Recorded Music and Music Publishing catalogs stand out, with a collection of owned and controlled evergreen recordings and songs that generate steady cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our roster of recording artists and songwriters and our recent successes in our Recorded Music and Music Publishing businesses. With the acquisition of PLG, we have added a stable Recorded Music catalog with an attractive roster with strong new release potential. We believe our relative size, the strength and experience of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit recordings and songs and our A&R skills will help us continue to generate steady cash flows.

Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our Recorded Music and Music Publishing catalogs and new recordings and songs from our roster of recording artists and songwriters. In any given year, only a small percentage of our total revenue depends on recording artists and songwriters without an established track record and our revenue base does not depend on any single recording artist, songwriter, recording or song. We have built a large and diverse catalog of recordings and songs that covers a wide breadth of musical styles, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. In addition, our acquisition of PLG has increased our capacity in local repertoire in Europe. Continuing to enter into additional expanded-rights deals will further diversify the revenue base of our Recorded Music business.

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements beyond improving our IT infrastructure. We have contractual flexibility with regard to the timing and amounts of advances paid to recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital maintenance expenditure requirements are predictable. Recently we have made investments to improve our systems and technology platform to enable us to be more agile, innovative and artist-friendly. We had an increased level of capital expenditures in fiscal years 2011 and 2012 as a result of several planned IT infrastructure projects, including the delivery of an SAP enterprise resource planning application in the U.S. for fiscal year 2011 and improvements to our royalty systems for fiscal year 2012. In order to improve operating efficiency, we have begun to develop a long-term capital expenditure plan to upgrade our IT systems, which led to increased levels of capital expenditures in fiscal years 2012 and 2013. We expect to continue increased levels of capital expenditures to upgrade our IT systems in fiscal 2014. We also continue to focus on cost control by seeking sensible opportunities to convert fixed costs to variable costs, to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs and continuing to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital downloads of single tracks and albums, digital streaming and subscription services, video streaming and downloads. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels through establishing a strong partnership portfolio and developing and enabling the development of innovative products and services, including Internet cloud-based services, to further leverage our content and rights. For the fiscal year ended September 30, 2013, digital revenue represented approximately 38% of our total revenue versus 33% for the fiscal year ended September 30, 2012.

We have integrated the development of innovative digital products and strategies throughout our business and established a culture of product innovation across the Company. Through our digital initiatives we have established strong relationships with our customers and become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Diversified, Growing and Higher-Margin Revenue Streams through Expanded-Rights Deals. We have been expanding our relationships with recording artists to partner with them in other areas of their careers by entering into expanded-rights or 360° deals. Under these arrangements, we participate in sources of revenue outside of the recording artist’s record sales, such as live performances, merchandising, fan clubs, artist management and sponsorships. We believe we also have improved sponsorship and branding opportunities in connection with PLG. These opportunities have allowed us, and we believe will continue to allow us, to further diversify our revenue base. The vast majority of these agreements are signed with recording artists in the early stages of their careers. As a result, we expect the revenue streams derived from these deals to increase in value over time as we help recording artists on our active global Recorded Music roster gain prominence.

Strong Management Team and Strategic Investor. Our management team has continued to successfully implement our business strategy, including delivering strong results in our digital business, which, along with our efforts to diversify our revenue mix, are helping us transform our company. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. During fiscal 2013, our management team successfully completed the Acquisition and related financing and completed a refinancing of our debt (the 2012 Refinancing). In addition, since our acquisition by Access Industries in July 2011, we have benefited from our partnership with Access, which has provided us with strategic direction and planning support to help us manage the ongoing transition in the recorded music industry.

Our Strategy

We expect to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to find, develop and retain recording artists and songwriters who achieve long-term success, and we expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists who will generate a meaningful level of revenues and increase the enduring value of our catalog on an ongoing basis. We also work to identify promising songwriters who write musical compositions that will augment the lasting value and stability of our music publishing catalog. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours on a selective basis.

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters, along with our recorded music and music publishing catalogs are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music-based content. We believe that the ability to monetize our music-based content should improve over time as new distribution channels and the number of formats increase. We will seek to exploit the potential of previously under-monetized content in new channels, formats and product offerings. We will also continue to work with our partners to explore creative approaches and experiment with new deal structures and product offerings to take advantage of new distribution channels.

Capitalize on Digital Distribution. The growth of digital formats should continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry. Digital tracks and albums and streaming and subscription services are reasonably priced for the consumer and offer a superior customer experience relative to illegal alternatives. Legitimate digital music is easy to use, fosters discovery, presents gift options, offers uncorrupted, high-quality song files and integrates seamlessly with popular portable music players such as Apple’s iPod/iPhone/iPad devices and smartphones which run on operating systems such as Google’s Android, RIM’s Blackberry and Microsoft’s Windows. Quarterly surveys conducted by NPD over the past four years show that legitimate digital music offerings are driving additional uptake from consumers. The size of the digital music consumer market—defined as consumers who bought digital music downloads and/or streamed music in the past three months—grew from a projected 87.5 million consumers in calendar Q2 2010 to a projected 103.0 million consumers in calendar Q2 2013, up 18% over the period. Separate research conducted by NPD in December 2012 reveals that key drivers of such uptake among U.S. Internet consumers age 13+ include ease of finding music through digital stores and services, download purchases made for portable/mobile devices, receipt of digital music gift cards, and a greater level of comfort with buying music digitally for those who started buying or bought more digital songs and/or digital albums; and the ability to listen to unlimited music, access to a wide variety of music, convenience, and ease-of-use for those who started using streaming music services (free/ad-supported or paid subscriptions) in the year covered by the survey. We believe digital distribution will drive incremental Recorded Music catalog sales given the ability to offer enhanced presentation and searchability of our catalog.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the United States, in the twelve months ending on September 30, 2013, our Recorded Music digital revenue exceeded physical revenue. Research conducted by NPD in August 2013 shows that a quarter of U.S. Internet consumers age 13+ used Pandora in the second quarter of 2013 and more than 20% used YouTube and about a third listened to music via dedicated on-demand audio streaming services like Spotify or Rhapsody, in the period covered by the survey. In addition, with the number of total smartphone subscribers in 54 key countries around the world expected to reach 2.4 billion by 2017, we expect that the mobile platform will represent an area of significant opportunity for music-based content. Figures from comScore’s June 2013 MobiLens data release show that the uptake of music among users of such phones is significant: three-month averages through June 2013 reflect that approximately half of existing smartphone users in the U.S. and 41% of their counterparts across five major European territories (the U.K., Germany, France, Spain and Italy) listened to music downloaded and stored or streamed on their handsets from services such as iTunes, Pandora, iHeartRadio, Deezer and Spotify, among other sources. We believe that demand for music-related products, services and applications that are optimized for smartphones as well as devices like Apple’s iPod/iPad will continue to grow with the continued development of these platforms.

Enter into Expanded-Rights Deals to Form Closer Relationships with Recording Artists and Capitalize on Revenues From Other Areas of the Music Industry. Since the end of calendar 2005, we have successfully implemented a strategy of entering into expanded-rights deals with new recording artists. This strategy has allowed us to create closer relationships with our recording artists through our provision of additional artist services and greater financial alignment. Expanded-rights deals allow us to diversify our Recorded Music revenue streams and capitalize on ancillary revenues, from merchandising, fan clubs, sponsorship, concert promotion, and artist management, among other areas. As part of our strategy, we have built or acquired significant in-house resources to provide additional services to our recording artists and other recording artists. We believe artist services and expanded-rights deals will contribute to Recorded Music revenue growth over time.

Focus on Continued Management of Our Cost Structure. We plan to continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings with a focus on aligning our cost structure with our strategy and optimizing the implementation of our strategy. As part of this focus, we will continue to monitor industry conditions to ensure that our business remains aligned with industry trends. We also plan to continue to aggressively shift resources from our physical sales channels to efforts focused on digital distribution and other new revenue streams. As digital revenue makes up a greater portion of total revenue, we plan to manage our cost structure accordingly. In addition, we will continue to look for opportunities to convert fixed costs to variable costs through realigning or outsourcing certain functions where these initiatives provided for effective additional cost savings. We are constantly monitoring our costs and seeking additional cost savings. As of the completion of our Merger on July 20, 2011, we targeted cost-savings over the next nine fiscal quarters of $50 million to $65 million based on identified cost-savings initiatives and opportunities, including targeted savings expected to be realized as a result of shifting from a public to a private company, reduced expenses related to finance, legal and IT and reduced expenses related to certain planned corporate restructuring initiatives. The targeted cost-savings program was completed as of June 30, 2013, one quarter early, achieving savings in the high end of the estimated range. As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we believe PLG has meaningful operation overlap with our existing recorded music business and, as a result, we currently believe there are potential cost savings and other synergies of approximately $70 million available and we have undertaken a plan to achieve these cost savings.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, continue to take multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. We expect that the effectiveness of technological measures to deter piracy will continue to improve including the ability to automate large-scale takedowns of infringing links, the identification of major brands advertising on rogue sites, sending notices via ISPs to repeat infringers and website/domain blocking. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy. Research conducted by IFPI (defined below) shows that global piracy is on the decline, with the number of pirate users falling from over 30% of the global internet population in July 2012 to 27% of the internet population by July 2013.

Recorded Music (83%, 81% and 81% of consolidated revenues, before intersegment eliminations, for fiscal year ended September 30, 2013, fiscal year ended September 30, 2012, and twelve months ended September 30, 2011)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products.

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and the Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Big Beat, East West, Elektra, Erato, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors in the U.S., Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and our worldwide artist and label-services organization, including ADA Worldwide, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are otherwise exploited by digital subscription services such as Spotify, Rhapsody and Deezer, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our business development executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

A&R

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

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate digital channels. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. Internationally we market and sell U.S. and local repertoire through our network of affiliates and licensees in more than 50 countries. With a roster of local artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

Many of our recording artists continue to appeal to audiences long after we cease to release their new recordings. We have an efficient process for sustaining sales across our catalog releases. Relative to our new releases, we spend comparatively small amounts on marketing for our catalog.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists.

Representative Worldwide Recorded Music Artists

3Oh!3	Deftones	James Blunt	Never Shout Never	Skillet
a-Ha	Jason Derulo	Katherine Jenkins	Nickelback	Skrillex
Air	Disturbed	Jethro Tull	Stevie Nicks	Slipknot
Airbourne	Donkeyboy	Johnny Hallyday	Notorious B.I.G.	The Smiths
Jean-Louis Aubert	The Doors	Julien Clerc	Paolo Nutini	Regina Spektor
Avenged Sevenfold	Dream Theater	k.d. lang	Opeth	Staind
B.o.B	Duran Duran	Kid Rock	Pablo Alboran	Rod Stewart
The Baseballs	Eagles	Killswitch Engage	Panic! At the Disco	The Streets
Jeff Beck	Brett Eldrege	Kobukuro	Pantera	Alain Souchon
Bee Gees	Eliza Doolittle	Korn	Paramore	Stone Sour
Biffy Clyro	Missy Elliott	Jana Kramer	Laura Pausini	Stone Temple Pilots
Big & Rich	The Enemy	Larry the Cable Guy	Pendulum	Superfly
Billy Talent	Enya	Hugh Laurie	Christina Perri	Mariya Takeuchi
Birdy	Estelle	Led Zeppelin	Peter Fox	Serj Tankian
The Black Keys	Jimmy Fallon	Ligabue	Tom Petty	Tegan and Sara
Black Sabbath	Flaming Lips	Lily Allen	Pink Floyd	Tina Turner
Blur	Fleetwood Mac	Linkin Park	Plan B	Tinie Tempah
Miguel Bosé	Flo Rida	Lupé Fiasco	Plies	Theory of a Deadman
Michelle Branch	Aretha Franklin	Lynyrd Skynyrd	Primal Scream	Rob Thomas
Bruno Mars	Foreigner	M. Pokora	R.E.M.	Rush
Michael Bublé	fun.	Machine Head	Radiohead	T.I.
Camille	Genesis	Christophe Maé	The Ramones	Theophilus London
The Cars	Gloriana	Magic System	Randy Travis	Trans-Siberian Orchestra
Cee Lo Green	Gnarls Barkley	Maná	The Ready Set	Trey Songz
Tracy Chapman	Gojira	Mastodon	Red Hot Chili Peppers	Twisted Sister
Ray Charles	Goo Goo Dolls	matchbox twenty	Damien Rice	Uncle Kracker
Cher	Josh Groban	MC Solaar	Kenny Rodgers	Van Halen
Chicago	Grateful Dead	Megadeath	Roxette	Paul Wall
Eric Clapton	Green Day	Bette Midler	Rumer	Westernhagen
Cobra Starship	Gorillaz	Luis Miguel	Todd Rundgren	Wilco
Coldplay	Gucci Mane	Kylie Minogue	Alejandro Sanz	Wiz Khalifa
Phil Collins	David Guetta	Janelle Monáe	Jill Scott	The Wombats
Alice Cooper	Gym Class Heroes	The Monkees	Seal	Neil Young
The Corrs	Halestorm	Jason Mraz	Sean Paul	Young the Giant
Crosby, Stills & Nash	Hard-Fi	Murderdolls	Seeed	Youssou N’Dour
Sheryl Crow	Emmylou Harris	Muse	Ed Sheeran	Zac Brown Band
Daft Punk	Hunter Hayes	Musiq Soulchild	Blake Shelton	ZZ Top
Danger Mouse	Faith Hill	My Chemical Romance	Shinedown
David Bowie	Iron Maiden	Nek	Sigur Ros
Death Cab for Cutie	Jaheim	New Order	Simple Plan

Recording Artists’ Contracts

Our artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording agreements with artists that define our rights to use the artists’ copyrighted recordings. In accordance with the terms of the contract, the artists receive royalties based on sales and other forms of exploitation of the artists’ recorded works. We customarily provide up-front payments to artists called advances, which are recoupable by us from future royalties otherwise payable to artists. We also typically pay costs associated with the recording and production of albums, which in certain countries are treated as advances recoupable by us from future royalties. Our typical contract for a new artist covers a single initial album and provides us with a series of options to acquire subsequent albums from the artist. Royalty rates and advances are often increased for subsequent albums for which we have exercised our options. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which in certain countries is treated as advances recoupable by us from future royalties.

Our established artists’ contracts generally provide for greater advances and higher royalty rates. Typically, established artists’ contracts entitle us to fewer albums, and, of those, fewer are optional albums. In contrast to new artists’ contracts, which typically give us ownership in the artist’s work for the full term of copyright, some established artists’ contracts provide us with an exclusive license for some fixed period of time. It is not unusual for us to renegotiate contract terms with a successful artist during the term of their existing agreement, sometimes in return for an increase in the number of albums that the artist is required to deliver.

While the duration of the contract may vary, our contracts typically grant us ownership for the duration of copyright. See “Intellectual Property-Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time in certain circumstances. See “Risk Factors—We face a potential loss of catalog to the extent that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

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

We work to raise the profile of our artists, through an integrated marketing approach that covers all aspects of their interactions with music consumers. These activities include helping the artist develop creatively in each album release, setting strategic release dates and choosing radio singles, creating concepts for videos that are complementary to the artists’ work and coordinating the promotion of albums to radio and television outlets. We also continue to experiment with ways to promote our artists through digital channels with initiatives such as windowing of content and creating product bundles by combining our existing album assets with other assets, such as bonus tracks and music videos. Digital distribution channels create greater marketing flexibility that can be more cost effective. For example, direct marketing is possible through access to consumers via websites and pre-release activity can be customized. When possible, we seek to add an additional personal component to our promotional efforts by facilitating television and radio coverage or live appearances for our key artists. Our corporate, label and artist websites provide additional marketing venues for our artists.

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

Our approach to the marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining financial discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are regularly evaluated based on updated artist retail sales reports and radio airplay data, so that a promotion plan can be quickly adjusted if necessary.

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

Sales

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Our sales are generated in CD format, as well as through historical formats, such as vinyl albums, and digital formats including downloads and streaming.

Most of our physical sales represent purchases by a wholesale or retail distributor. Our sale and return policies are in accordance with wholesale and retailer requirements, applicable laws and regulations, territory- and customer-specific negotiations, and industry practice. We attempt to minimize the return of unsold product by working with retailers to manage inventory and SKU counts as well as monitoring shipments and sell-through data.

We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music. The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online sites, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Several carriers also offer their subscribers the ability to download music on mobile devices. We currently partner with a broad range of online and mobile providers, such as Amazon, Apple, Deezer, KKBox, Orange, Rdio, Rhapsody, Spotify, SFR, Telia, Telenor, Vodafone, Virgin Media, YouTube and Google, and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to three years. We believe that the short-term nature of our contracts enables us to maintain the flexibility that we need given the continuing changes to the digital business models.

We enter into agreements with digital service providers to make our masters available for access in digital formats (e.g., digital downloads, streaming, mobile ringtones, etc.). We then provide digital assets for our masters to digital service providers in accesible form. Our agreements with digital service providers establish our fees for the sale of our product, which vary based on the type of product being sold. We typically receive sales accounting reports from digital service providers on a monthly basis, detailing the sales activity, with payments rendered on a monthly or quarterly basis.

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

Music Publishing (17%, 19% and 19% of consolidated revenues, before intersegment eliminations, for fiscal year ended September 30, 2013, fiscal year ended September 30, 2012, and twelve months ended September 30, 2011)

Where recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our music publishing business garners a share of the revenues generated from use of the composition.

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Since 2012, Warner/Chappell has been making an effort to augment its film and TV music business, with the acquisitions of certain songs and recordings from numerous critically acclaimed films and TV shows. These acquisitions will help Warner/Chappell take advantage of the higher margins and strong synchronization and performance income in the TV/film space. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

Music Publishing Portfolio

Representative Songwriters

Beyoncé	Led Zeppelin	Cole Porter
Michelle Branch	Lil Wayne	Radiohead
Bruno Mars	Little Big Town	The Ramones
Michael Bublé	Madonna	Red Hot Chili Peppers
Eric Clapton	Maná	R.E.M.
Bryan-Michael Cox	James Otto	Damien Rice
Dido	Jay Z	Alejandro Sanz
Dream	Johnny Mercer	Stephen Sondheim
fun.	George Michael	Staind
Kenneth Gamble and Leon Huff	Van Morrison	T.I.
George and Ira Gershwin	Muse	Timbaland
Barry Gibb	Tim Nichols	Van Halen
Green Day	Nickelback	Kurt Weill
Dave Grohl	Harry Nilsson	Barry White
Wayne Hector	Paramore	John Williams
Don Henley	Katy Perry	Lucinda Williams
Claude Kelly	Plain White T’s	Rob Zombie
Lady Antebellum

Representative Songs

1950s and Prior	1960s	1970s
As Time Goes By	Build Me Up Buttercup	A Horse With No Name
Dream A Little Dream Of Me	Everyday People	Ain’t No Stopping Us Now
Frosty The Snowman	For What It’s Worth	Hot Stuff
Happy Birthday To You	I Only Want To Be With You	Killing Me Softly
Jingle Bell Rock	Save The Last Dance For Me	Layla
Misty	This Magic Moment	Listen To The Music
Night And Day	Viva Las Vegas	Moondance
Summertime	Walk On By	Stairway To Heaven
When I Fall In Love	When A Man Loves A Woman	Star Wars Theme
Winter Wonderland	Whole Lotta Love	Staying Alive

1980s	1990s	2000s	2010 and after
Celebration	Amazed	American Idiot	Black & Yellow
Endless Love	Believe	Complicated	Firework
Eye Of The Tiger	Creep	Crazy	Grenade
Flashdance	Gonna Make You Sweat	Crazy In Love	Just The Way You Are
Indiana Jones Theme	Livin’ La Vida Loca	Gotta Be Somebody	Last Friday Night (T.G.I.F.)
Jump	Losing My Religion	Hey There Delilah	Lighters
Like A Prayer	Macarena	Home	No Hands
Morning Train	Smooth	I Kissed A Girl	Rocketeer
Slow Hand	Sunny Came Home	Rockstar	Somebody That I Used To Know
The Wind Beneath My Wings	This Kiss	White Flag	We Are Young

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

Performance: performance of the song to the general public

•	Broadcast of music on television, radio, cable and satellite

•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)

•	Broadcast of music at sporting events, restaurants or bars

•	Performance of music in staged theatrical productions

Mechanical: sale of recorded music in various physical formats

•	Physical recordings such as CDs, LPs, and DVDs

Synchronization: use of the song in combination with visual images

•	Films or television programs

•	Television commercials

•	Videogames

•	Merchandising, toys or novelty items

Digital:

•	Digital download services

•	Subscription services

•	Online and mobile streaming

Other:

•	Licensing of copyrights for use in printed sheet music

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

While the duration of the contract may vary, many of our contracts grant us ownership and/or administration rights for the duration of copyright. See “Intellectual Property-Copyrights”. U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors—We face a potential loss of catalog to the extent that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

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

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2012, the four largest major record companies were Universal, Sony, us and EMI (prior to the close of Universal’s acquisition of EMI’s recorded music division in September 2012 and our acquisition of PLG in July 2013), which collectively accounted for 76% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 24%, including independent music companies. Universal was the market leader with a 32% worldwide market share in 2012, followed by Sony with a 22% share. We and EMI held 15% and 7% shares of worldwide recorded music sales, respectively.

The music publishing business is also highly competitive. The top four music publishers (prior to the close of the sale of EMI’s music publishing division to a consortium including Sony Corporation of America) collectively accounted for approximately 67% of the market. Based on Music & Copyright’s most recent estimates published in May 2013, Universal, having acquired BMG Music Publishing Group in 2007, was the market leader in music publishing in 2012, holding a 23% global share. EMI was the second largest music publisher with a 19% share (prior to its sale to a consortium including Sony Corporation of America), followed by us (Warner/Chappell) at 14% and Sony/ATV at 12%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

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

Intellectual Property

Copyrights

Our business, like that of other companies involved in music publishing and recorded music, rests on our ability to maintain rights in musical works and recordings through copyright protection. In the U.S., copyright protection for works created as “works made for hire” (e.g., works of employees or certain specially commissioned works) on or after January 1, 1978 generally lasts for 95 years from first publication or 120 years from creation, whichever expires first. The period of copyright protection for works created on or after January 1, 1978 that are not “works made for hire” lasts for the life of the author plus 70 years. Works created and published or registered in the U.S. prior to January 1, 1978 generally enjoy a total copyright life of 95 years, subject to compliance with certain statutory provisions including notice and renewal. In the U.S., sound recordings created prior to February 15, 1972 are not subject to federal copyright protection but are protected by common law rights or state statutes, where applicable. The term of copyright in the European Union (“E.U.”) for musical compositions in all member states lasts for the life of the author plus 70 years. In the E.U., the term of copyright for sound recordings lasts for 70 years from the date of release in respect of sound recordings that were still in copyright on November 1, 2013 and for 50 years from date of release in respect of sound recordings the copyright in which had expired by that date. The E.U. also recently harmonized the copyright term for joint musical works. In the case of a musical composition with words that is protected by copyright on or after November 1, 2013, E.U. member states are required to calculate the life of the author plus 70 years term from the date of death of the last surviving author of the lyrics and the composer of the musical composition, provided that both contributions were specifically created for the respective song.

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

Technological changes have focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as the Recording Industry Association of America (“RIAA”), International Federation of the Phonographic Industry (“IFPI”) and the World Intellectual Property Organization (“WIPO”).

Trademarks

We consider our trademarks to be valuable assets to our business. As such, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Atlantic, Elektra, Sire, Reprise, Parlophone, Rhino, WEA and Warner/Chappell. We also use certain trademarks pursuant to royalty-free license agreements. Of these, the duration of the license relating to the WARNER and WARNER MUSIC marks and “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which may include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

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

Employees

As of September 30, 2013, we employed approximately 4,325 persons worldwide, including temporary and part-time employees as well as approximately 550 employees that were added with the acquisition of PLG. PLG has meaningful operation overlap with the Company and, as a result, we are in the process of implementing restructuring and other cost-savings initiatives subsequent to the completion of the Acquisition. None of our employees in the U.S. is subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments and Foreign and Domestic Operations

Financial and other information by segment, and relating to foreign and domestic operations, for each of the last three fiscal years is set forth in Note 17 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2012, according to IFPI, generated $16.5 billion in trade value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of calendar Q3 2013 (i.e., the week ending September 29, 2013), according to SoundScan, 49% of all calendar year-to-date U.S. album unit sales were from recordings more than 18 months old, with 40% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany and France) collectively accounted for 76% of the related sales in the recorded music market in calendar year 2012. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 27% of total calendar year 2012 recorded music sales on a trade value basis. The U.S. and Japan are largely local music markets, with 93% and 85% of their calendar year 2012 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with domestic repertoire in that territory constituting a relatively lower 52% of album unit sales and 44% of singles unit sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers in recent years. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. Over the course of the last decade, U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. Mass-market retailers accounted for 21% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S. in calendar year 2012, according to SoundScan data. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. sales and combined they accounted for 63% of total industry unit sales in calendar year 2012. In terms of genre, rock remains the most popular style of music in the U.S., representing 37% of album unit sales and 24% of digital track unit sales in the U.S. in calendar year 2013 through September 29, although genres such as rap/hip-hop, R&B, country, pop and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2012, the physical business experienced a 17% year-over-year decline on a value basis. Performance in calendar year 2013 thus far has been somewhat more encouraging, although it remains to be seen if this can be sustained. According to SoundScan, through the end of calendar Q3 2013 (i.e., the week ending September 29, 2013), calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) were down just 6% year-over-year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry was down 5% in overall album unit sales calendar year-to-date through Q3 2013. The overall declining trend that has been experienced in the U.S. has also been witnessed in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

Notwithstanding these factors, we believe that music industry results could improve based on the continued mobilization of the industry as a whole against piracy and the development and broad adoption of legitimate digital distribution channels.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent and Frostwire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI identified 15.9 million infringing music files for removal online in 2012, a fraction of the tens of billions of songs that are estimated to be downloaded illegally.

•

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs and cassettes in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than two decades. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. Based upon most recent data available, the International Intellectual Property Alliance (IIPA) estimated that U.S. trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. The IIPA also believes that piracy of records and music is most prevalent in territories such as Indonesia, China, the Philippines, Mexico, India and Argentina, where piracy levels are at 60% or above.

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

•

Educational: Led by RIAA and IFPI, the industry has launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by The NPD Group, a market research firm, in December 2012 showed that about 1 in 10 U.S. Internet users aged 13 or older who had not downloaded music from free filesharing services in the past two years, and an equal proportion of those who had done so but then stopped or decreased their usage of filesharing services for music in the year covered by the survey, were motivated by concerns about being sued and/or the legality of such services. Research conducted by Ipsos MediaCT in November 2012 across nine countries found that nearly 3 out of every 5 Internet users aged 16-64 believed that “accessing music through services that don’t have the copyright owner’s permission is unfair to those creating and producing the content.”

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against file-sharers and is continuing to fight industrial pirates. These actions include civil lawsuits in the U.S. and E.U. against individual pirates, arrests of pirates in Japan and raids against filesharing services in Australia. At one time U.S. lawsuits targeted individuals who illegally shared large quantities of music-based content. A number of court decisions, including the decisions in the cases involving Grokster and KaZaA, have held that one who distributes a device, such as P2P software, with the object of promoting its use to infringe copyright can be liable for the resulting acts of infringement by third parties using the device regardless of the lawful uses of the device. In May 2011, the major record companies, including us, reached a global out-of-court settlement of copyright litigation against LimeWire. Under the terms of the settlement, the LimeWire defendants agreed to pay compensation to record companies that brought the action, including us.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and early success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and subscription music services began to be established between early 2002 and April 2003 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download, subscription, and ad-supported music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in the 2013 edition of their annual “Recording Industry in Numbers” publication, there are about 500 legal digital music services providing alternatives to illegal filesharing in markets around the world, with major international services operating in more than 100 territories. Devices such as smartphones and tablets that are equipped with new capabilities are increasingly offering consumers greater capability to acquire and consume full-track downloads and streaming audio and video through mobile platforms as well as online. These devices are further facilitating usage of legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have had a positive effect. A survey conducted by NPD in December 2012 showed that 41% of U.S. Internet users aged 13 or older who downloaded music from a filesharing service at any point in the past two years stopped or decreased their usage of such filesharing services in the year covered by the survey.

Internationally, we believe governmental initiatives in a number of countries designed to protect intellectual property should also be helpful to the music industry and measures are being adopted in an increasing number of countries to achieve better ISP cooperation. Solutions to online piracy and making progress towards meaningful ISP cooperation against online piracy are also being adopted or pursued through government-sponsored negotiations of codes of practice or cross-industry agreements and remedies arising out of litigation, such as obtaining injunctions requiring ISPs to block access to infringing sites. We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful filesharing because of the harm caused to the creative industries. While these government actions have not come without some controversy, we continue to lobby for legislative change through music industry bodies and trade associations in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions.

Music Publishing

Background

Music publishing involves the acquisition of rights to, and licensing of, musical compositions (as opposed to recordings) from songwriters, composers or other rightsholders. Music publishing revenues are derived from five main royalty sources: Mechanical, Performance, Synchronization, Digital and Other.

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The foregoing rates will remain in effect through December 31, 2017. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $3.9 billion in revenues in calendar year 2012 according to figures published in May 2013 by Music & Copyright.

In addition, major publishers have the opportunity to generate significant value by the acquisition of other music publishers by extracting cost savings (as acquired libraries can be administered with little incremental cost) and by increasing revenues through more aggressive marketing efforts.

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

The industry began experiencing negative growth rates in 1999 on a global basis and the worldwide recorded music market has contracted considerably since then. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has long ended. While CD sales still generate a significant portion of the recorded music revenues globally, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are offsetting declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, ticketing and artist management. As our expansion into these new areas is fairly recent, we cannot determine how our expansion into these new areas will impact our business. While there are signs of industry stabilization, with IFPI reporting that global recorded music industry revenues grew 0.2% in 2012, the first time the industry grew year-over-year in 13 years, and, according to the RIAA, the estimated retail value of the U.S. recorded music industry unit sales declined by only 0.9% in 2012, a marked improvement versus a decade of steep declines prior to 2011, sales continued to fall in other countries, and the industry continues to be impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Wal-Mart and Target and digital music services such as Apple’s iTunes and Google Play will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. See “—We are substantially dependent on a limited number of online music stores, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

We may have difficulty addressing the threats to our business associated with home copying and digital downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to IFPI’s 2009 Digital Music Report. Separately, third-party research cited by IFPI in IFPI’s 2013 Digital Music Report indicates that nearly a third of Internet users globally (32%) still access unauthorized digital sites/services on a regular basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including by litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by enabling legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A 2011 study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software is valued at $30 billion to $75 billion. In addition, a 2010 economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008 to 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales and may have had some effect on the price of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Legitimate channels for digital distribution of our creative content are a fairly recent development, and their impact on our business is unclear and may be adverse.

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a fairly recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales especially as an ever greater percentage of our digital revenue come from sources other than downloads. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels has introduced uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase or stream only favorite tracks from a given album rather than purchase the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to continue to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading online music stores that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls 65%—75% of the legitimate digital music track download business in the U.S. according to third-party estimates. If Apple’s iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other digital music services at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

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

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music companies, and are based on consumer preferences and are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to lure, or to market and promote, recording artists and songwriters or reduce the prices of their products in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the products offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television and motion pictures and video games in physical and digital formats.

Consolidation in our industry may materially and adversely affect our ability to compete.

On September 28, 2012, Universal announced that it had closed its acquisition of EMI’s recorded music division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the first-and fourth-largest record companies to increase the size of Universal, which was already the world’s largest record company.

On June 29, 2012 Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that it had closed its acquisition of EMI’s music publishing division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the second-and fourth-largest music publishing companies to create the world’s largest music publishing company.

There may in the future be additional mergers and acquisitions and changes in our industry, including those in which we may in the future participate and those that may be undertaken by others. Universal’s acquisition of the recorded music division of EMI and Sony’s acquisition of the music publishing division of EMI, as well as any further industry consolidation, have and will continue to substantially alter the competitive landscape, and could materially and adversely affect our ability to compete, our business and results of operations, and result in changes to our corporate or business strategy. We regularly assess and explore our strategic position and ways to enhance our competitiveness, including the possibilities for our acquisition of strategic assets sold by competitors in our industry, or our participation in merger activity with other industry participants.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employments arrangements. We do not have a direct employment arrangement with our CEO and certain of our other executive officers have at-will employment letters. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in the Warner Music Group Corp. Senior Management Cash Flow Plan, and the at-will employment letters were a condition to their participation in the Plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

A significant portion of our Music Publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the U.S., mechanical royalty rates are set pursuant to an administrative rate-setting process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations and performance royalty rates are set by performing rights societies and subject to challenge by performing rights licensees. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. Outside the U.S., mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the U.S., mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the U.S. for, among other sources of income and potential income, webcasting and satellite radio are set by an administrative process under the U.S. Copyright

Act unless rates are determined through voluntary industry negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for Recorded Music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our Recorded Music business or our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

On September 30, 2013, we had $1.668 billion of goodwill and $120 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets, and trends in the music industry. The Company performed an annual assessment, at July 1, 2013, of the recoverability of its goodwill and indefinite-lived intangibles as of September 30, 2013, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $3.107 billion of definite-lived intangible assets as of September 30, 2013. Financial Accounting Standards Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 60% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2013. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2013, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

If we enter into significant strategic transactions in the future, related accounting charges may affect our financial condition and results of operations, particularly in the case of any acquisitions. In addition, the financing of any significant acquisition may result in changes in our capital structure, including the incurrence of additional indebtedness. Conversely, any material disposition could reduce our indebtedness or require the amendment or refinancing of our outstanding indebtedness or a portion thereof. We may not be successful in addressing these risks or any other problems encountered in connection with any strategic transactions. We cannot assure you that if we make any future acquisitions, investments, strategic alliances or joint ventures or enter into any business combination that they will be completed in a timely manner, or at all, that they will be structured or financed in a way that will enhance our creditworthiness or that they will meet our strategic objectives or otherwise be successful. We also may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these transactions. Failure to effectively manage any of these transactions could result in material increases in costs or reductions in expected revenues, or both. In addition, if any new business in which we invest or which we attempt to develop does not progress as planned, we may not recover the funds and resources we have expended and this could have a negative impact on our businesses or our company as a whole.

Our recent acquisition of PLG presents the risks applicable to acquisitions described above.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In connection with the Merger we targeted $50 million to $65 million in cost-savings and we have subsequently completed this cost-savings program and captured these targeted savings at the high end of the estimated range as of June 30, 2013. In addition, as PLG has meaningful operational overlap with our existing business, we currently believe there are potential cost savings and other synergies of approximately $70 million available in connection with the Acquisition. However, there can be no assurances that these cost-savings and other syner gies will be achieved in full.

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

As a result of the Merger, affiliates of Access indirectly own all of our common stock, and the actions that Access undertakes as our sole ultimate shareholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. In addition, Access sets the compensation for Stephen Cooper, our CEO, pursuant to an arrangement between Mr. Cooper and Access, and we reimburse Access for any compensation paid to Mr. Cooper pursuant to the Management Agreement. Access also provides us with financial, investment banking, management, advisory and other services pursuant to the Management Agreement, for which we pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that may become available for purchase, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.”

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

Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”) has been our primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe. In April 2012, in connection with its earnings report, Cinram described certain events and conditions that indicated the existence of a material uncertainty that may have cast significant doubt about Cinram’s ability to continue as a going concern, including the breach of certain of the financial covenants in its senior credit agreements. Subsequently, in June 2012, Cinram announced that it would sell its core business in North America and Europe to the Najafi Companies. The sale of Cinram’s North American assets closed in August 2012 and the sale of Cinram’s European operations closed in January 2013. Any future inability of Cinram to continue to provide services due to financial distress, refinancing issues or otherwise could also require us to switch to substitute suppliers of these services for more services than currently planned.

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

We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which are likely to result in a greater compliance burden for companies with consumers in Europe. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers.

In October 2012, one of our subsidiaries entered into a consent agreement to settle certain Federal Trade Commission charges that it violated the Children’s Online Privacy Protection Act (“COPPA”) by improperly collecting personal information from children under 13 without their parents’ verifiable consent. While our subsidiary neither admitted nor denied the agency’s allegations, the settlement imposed a $1 million civil penalty, barred future violations of COPPA, and required that our subsidiary delete information allegedly collected in violation of COPPA, among other requirements.

The Federal Trade Commission adopted certain revisions to its rule promulgated pursuant to COPPA, effective as of July 1, 2013, that may impose greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining verifiable parental permission, on operators of websites, apps and other online services, to the extent they collect certain information from children who are under 13 years of age. The changes broaden the applicability of COPPA, including by expanding the definition of “personal information” subject to the rule’s parental consent and other obligations.

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

We are highly leveraged. As of September 30, 2013, our total consolidated indebtedness, including the current portion, was $2.867 billion. In addition, we would have been able to borrow up to $150 million under our Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $1 million as of September 30, 2013).

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

In addition, the credit agreements governing the Term Loan Facility and Revolving Credit Facility contain a number of covenants that limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to:

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

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Term Loan Facility and Revolving Credit Facility will not fully prohibit us, Holdings or our subsidiaries from incurring additional indebtedness under certain circumstances. If we, Holdings or our subsidiaries are in compliance with certain incurrence ratios set forth in such indentures, we, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our worldwide headquarters are currently located at 75 Rockefeller Plaza, New York, NY 10019. On October 1, 2013, we entered into a lease for a new worldwide headquarters, which will be located at 1633 Broadway, New York, New York 10019. The initial term of the lease for our new headquarters runs for approximately 16 years (i.e., from on or about January 1, 2014 to July 31, 2029). The lease also includes a single option for us to extend the term for either five years or 10 years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and another lease ending on June 30, 2017 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We intend to consolidate employees currently located at 75 Rockefeller Plaza and 1290 Avenue of the Americas into our new worldwide headquarters space at 1633 Broadway. We also have a five-year lease ending on September 30, 2017 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

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

Music Download Putative Class Action Suits

Five putative class action lawsuits have been filed against us in Federal Court in the Northern District of California between February 2, 2012 and March 10, 2012. The lawsuits, which were brought by various recording artists, all allege that we have improperly calculated the royalties due to them for certain digital music sales under the terms of their recording contracts. The named plaintiffs purport to raise these claims on their own behalf and, as a putative class action, on behalf of other similarly situated artists. Plaintiffs base their claims on a previous ruling that held another recorded music company had breached the specific recording contracts at issue in that case through its payment of royalties for music downloads and ringtones. In the wake of that ruling, a number of recording artists have initiated suits seeking similar relief against all of the major record companies, including us. Plaintiffs seek to have the interpretation of the contracts in that prior case applied to their different and separate contracts.

On April 10, 2012, we filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed to allow for settlement of this dispute, with the next status conference set for December 19, 2013. If a settlement was not reached by that date and if the parties agreed that further settlement discussions would be fruitful, the parties were given the option to file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties were to file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. On December 6, 2013, the parties filed a joint statement/stipulation seeking additional time for further settlement negotiations, which is expected to be ruled on during the December 19, 2013 case management conference. Settlement discussions are ongoing. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, we have recorded what we believe is an appropriate reserve related to these cases, which amount is not material.

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

There is no established public trading market for any class of our common equity. As of December 12, 2013, there were 1,055 shares of our common stock outstanding. Affiliates of Access Industries, Inc. currently own 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in the fiscal years ended September 30, 2013 and September 30, 2012 or the twelve months ended September 30, 2011. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Term Loan Facility and the Revolving Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Liquidity.”

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2013 (Successor) and 2012 (Successor), and the statement of operations and other data for the fiscal year ended September 30, 2013 (Successor), the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor) have been derived from our audited financial statements included in this annual report on Form 10-K and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Successor			Predecessor
	Year Ended September 30, 2013	Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	Year Ended September 30, 2010	Year Ended September 30, 2009
Statement of Operations Data:
Revenues (1)	$2,871	$2,780	$556	$2,311	$2,988	$3,205
Net loss attributable to Warner Music Group Corp. (2)(3)	(198)	(112)	(31)	(174)	(143)	(100)
Diluted loss per common share (4)				(1.15)	(0.96)	(0.67)
Dividends per common share				—	—	—

Balance Sheet Data (at period end):
Cash and equivalents	$155	$302	$154		$439	$384
Total assets	6,252	5,278	5,380		3,811	4,063
Total debt (including current portion of long-term debt)	2,867	2,206	2,217		1,945	1,939
Warner Music Group Corp. equity (deficit)	726	927	1,065		(265)	(143)

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$159	$209	$(64)	$12	$150	$237
Investing activities	(808)	(58)	(1,292)	(155)	(85)	82
Financing activities	511	(3)	1,199	5	(3)	(346)
Capital expenditures	(34)	(32)	(11)	(37)	(51)	(27)

(1)	Revenues for the fiscal years ended September 30, 2010 and September 30, 2009 include $5 million and $25 million, respectively, from an agreement reached by the U.S. recorded music and music publishing industries for payment of mechanical royalties which were accrued by U.S. record companies in prior years.
(2)	Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2013 includes a transaction fee under the Management Agreement of $11 million related to the Acquisition, $22 million of restructuring charges, and $38 million of professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the period from July 20, 2011 through September 30, 2011 and for the period from October 1, 2010 through July 19, 2011 include $10 million and $43 million of transaction costs, respectively, in connection with the Merger.
(3)	Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2013 includes severance charges of $11 million resulting from actions to reorganize the Company’s record labels. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2012, for the period from July 20, 2011 through September 30, 2011, for the period from October 1, 2010 through July 19, 2011, for the fiscal year ended September 30, 2010 and for the fiscal year ended September 30, 2009 includes severance charges of $42 million, $9 million, $29 million, $54 million and $23 million, respectively, resulting from actions to align the Company’s cost structure with industry trends.
(4)	Net loss per share for our Predecessor results were calculated by dividing net loss attributable to Warner Music Group Corp. by the weighted average common shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions (including the acquisition of PLG) we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, including expected cost savings and other synergies from our acquisition of PLG, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, the impact on the competitive landscape of the music industry from the sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;

•	downward pressure on our pricing and our profit margins and reductions in shelf space;

•	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;

•	threats to our business associated with home copying and digital downloading;

•	the significant threat posed to our business and the music industry by organized industrial piracy;

•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;

•	the diversity and quality of our portfolio of songwriters;

•	the diversity and quality of our album releases;

•	the impact of legitimate channels for digital distribution of our creative content;

•

our dependence on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;

•	failure to realize expected synergies and other benefits contemplated by the Acquisition;

•	disruption from the Acquisition and the integration of Parlophone Label Group making it more difficult to maintain certain strategic relationships and distracting management’s focus on the business;

•	risks relating to recent or future ratings agency actions or downgrades as a result of the Acquisition, or any associated financing;

•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;

•	significant fluctuations in our operations and cash flows from period to period;

•	our inability to compete successfully in the highly competitive markets in which we operate;

•

further consolidation of our industry and its impact on the competitive landscape of the music industry, specifically the acquisition of EMI’s recorded music business by Universal Music Group and the acquisition of EMI’s music publishing business by a consortium led by Sony Corporation of America;

•	trends, developments or other events in some foreign countries in which we operate;

•	local economic conditions in the countries in which we operate;

•	our failure to attract and retain our executive officers and other key personnel;

•	the impact of rate regulations on our Recorded Music and Music Publishing businesses;

•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;

•	an impairment in the carrying value of goodwill or other intangible and long-lived assets;

•	unfavorable currency exchange rate fluctuations;

•	our failure to have full control and ability to direct the operations we conduct through joint ventures;

•	legislation limiting the terms by which an individual can be bound under a “personal services” contract;

•	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;

•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);

•	the growth of other products that compete for the disposable income of consumers;

•	the impact of, and risks inherent in, acquisitions or business combinations;

•	risks inherent to our outsourcing of IT infrastructure and certain finance and accounting functions;

•

the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost-savings, including expected cost savings and other synergies from our acquisition of PLG;

•

the impact of our substantial leverage, including the increase associated with additional indebtedness incurred in connection with the Acquisition, on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the audited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the successor fiscal year ended September 30, 2013, the successor fiscal year ended September 30, 2012, the successor period from July 20, 2011 to September 30, 2011, and the predecessor period from October 1, 2010 to July 19, 2011. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the successor fiscal year ended September 30, 2013, the successor fiscal year ended September 30, 2012, the successor period from July 20, 2011 to September 30, 2011 and the predecessor period from October 1, 2010 to July 19, 2011, as well as a discussion of our financial condition and liquidity as of September 30, 2013. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

•

Market Risk Management. This section discusses how the Company monitors and manages exposure to potential gains and losses arising from changes in market rates and prices, such as interest rates, foreign currency exchange rates and changes in the market value of financial instruments.

•

Critical Accounting Policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and involve significant management estimates. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 3 to the accompanying consolidated financial statements.

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

Recent Developments

Acquisition of the Parlophone Label Group

On February 6, 2013, the Company signed a definitive agreement to acquire Parlophone Label Group (“PLG”) from Universal Music Group, a division of Vivendi, for £487 million subject to a closing working capital adjustment, in an all-cash transaction (the “Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”). On July 1, 2013, we completed the Acquisition. PLG includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG is comprised of the historic Parlophone label and Chrysalis and Ensign labels in the UK, as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists include Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogie, M. Pokora, Magic System, Pablo Alboran, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato following the Acquisition.

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

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

In the U.S., our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and the Atlantic Records Group. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. We also conduct our Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Big Beat, East West, Erato, Fueled by Ramen, Elektra, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

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

Our Recorded Music distribution operations include WEA Corp., which markets and sells music and video products to retailers and wholesale distributors in the U.S., ADA, which distributes the products of independent labels to retail and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and our worldwide artist and label-services organization, including ADA Worldwide, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are otherwise exploited by digital subscription services such as Spotify, Rhapsody and Deezer, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

We have integrated the sale of digital content into all aspects of our Recorded Music and Music Publishing businesses including A&R, marketing, promotion and distribution. Our business development executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. We also work side by side with our mobile and online partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of musical content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets. We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create.

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

Recorded Music revenues are derived from four main sources:

•	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs, LPs and DVDs;

•	Digital: the rightsholder receives revenues with respect to digital download services, subscription services, online and mobile streaming, and mobile ringtones or ringback tones;

•

Artist services and expanded rights: the rightsholder receives revenues with respect to artist services businesses and our participation in expanded rights associated with our artists, including sponsorship, fan club, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

•

Licensing: the rightsholder receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames; the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue, and performance of music in staged theatrical productions.

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

•

Product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets, the costs to distribute products of independent labels to retail and wholesale distribution outlets, as well as those principal costs related to our artist services businesses;

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

Our music publishing operations include Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Since 2012, Warner/Chappell has been making an effort to augment its film and TV music business, with the acquisitions of certain songs and recordings from numerous critically acclaimed films and TV shows. These acquisitions will help Warner/Chappell take advantage of the higher margins and strong synchronization and performance income in the TV/film space. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

Publishing revenues are derived from five main sources:

•

Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), and performance of music in staged theatrical productions;

•	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, LPs and DVDs;

•

Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise;

•	Digital: the licensor receives royalties or fees with respect to digital download services, subscription services and other digital music services; and

•	Other: the licensor receives royalties for use in printed sheet music.

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

Factors Affecting Results of Operations and Financial Condition

Market Factors

The industry began experiencing negative growth rates since 1999 on a global basis and the worldwide recorded music market has contracted considerably since then, which has adversely affected our operating results. While there are signs of industry stabilization, with IFPI reporting that global recorded music industry revenues grew 0.2% in 2012, the first time the industry grew year-over-year in 13 years, and, according to the RIAA, the estimated retail value of the U.S. recorded music industry declined by only 0.9% in 2012, a marked improvement versus a decade of steep declines prior to 2011, sales continued to fall in other countries and the industry continues to be impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

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

Transaction Costs

In connection with the Merger, we incurred approximately $10 million and $43 million of transaction costs, primarily representing professional fees, during the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor), respectively. These amounts were recorded in the consolidated statements of operation within general and administrative expense.

Additional Targeted Savings

As of the completion of the Merger on July 20, 2011, we targeted cost savings over the next nine fiscal quarters following completion of the Merger of $50 million to $65 million based on identified cost-saving initiatives and opportunities, including targeted savings expected to be realized as a result of no longer having publicly traded equity, reduced expenses related to finance, legal and IT and reduced expenses related to certain planned corporate restructuring initiatives. The targeted cost-savings program was complete as of June 30, 2013, one quarter early, achieving savings in the high end of the estimated range.

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the Acquisition, we also incurred other integration and other nonrecurring costs related to the Acquisition. These costs amounted to approximately $38 million for the fiscal year ended September 30, 2013 and $14 million for the fiscal year ended September 30, 2012, and were recorded in the consolidated statements of operation within general and administrative expense.

Restructuring Charges and Expected Cost Savings and Other Synergies from the Acquisition

In conjunction with the Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by our CEO prior to the close of the Acquisition. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $85 million in restructuring charges, currently estimated to be made up of employee-related costs of $61 million, real estate costs of $18 million and other costs of $6 million. A significant portion of these charges have resulted and will continue to result in cash expenditures. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Contract termination costs include legal fees, early termination penalties, and other costs incurred to terminate a contract before the end of its term in connection with a restructuring event. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to rewire a new facility, among others. The $85 million does not include other integration and other nonrecurring costs related to the Acquisition currently estimated to be $77 million, which do not qualify as restructuring costs. Total restructuring costs of $22 million have been incurred in the year ended September 30, 2013 with respect to these actions, which consist entirely of employee-related costs. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

When completed, these actions are expected to result in cost synergies of approximately $70 million, primarily within selling, general and administrative expenses. We expect to realize the benefits of such synergies over the next 24 months. Although management currently believes such cost savings and other synergies will be realized following the Acquisition, there can be no assurance that these cost savings or any other synergies will be achieved in full.

Severance Charges

During the fiscal year ended September 30, 2013, we took actions to reorganize certain of our record labels. Such actions resulted in severance charges (unrelated to PLG) of $11 million. Actions to further align our cost structure with industry trends resulted in severance changes of $42 million, $9 million and $29 million during the fiscal year ended September 30, 2012, the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. In the early stages of the transition from physical to digital sales, overall sales decreased as the increases in digital sales were not yet offsetting decreases in physical sales. While there are signs of industry stabilization, the industry continues to be impacted as a result of the transition to digital sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as streaming and subscription services, continue to develop. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy, nor can it be determined how those changes will affect individual markets. We believe it is reasonable to expect that digital margins will generally be higher than physical margins as a result of the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in mechanical copyright royalties payable to music publishers which apply in the digital space. As consumer purchasing patterns change over time and new digital models are launched, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue during the fiscal year ended September 30, 2013. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded-rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

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

In connection with the Merger, the Company also refinanced certain of its existing consolidated indebtedness, including (i) the repurchase and redemption by Holdings of its approximately $258 million in fully accreted principal amount outstanding 9.50% Senior Discount Notes due 2014 (the “Old Holdings Notes”), and the satisfaction and discharge of the related indenture and (ii) the repurchase and redemption by Acquisition Corp. of its $465 million in aggregate principal amount outstanding 7 3/8% Dollar-denominated Senior Subordinated Notes due 2014 and £100 million in aggregate principal amount of its outstanding 8 1/8% Sterling-denominated Senior Unsecured Subordinated Notes due 2014 (the “Old Acquisition Corp. Notes” and together with the Old Holdings Notes, the “Old Unsecured Notes”), and the satisfaction and discharge of the related indentures, and payment of related tender offer or call premiums and accrued interest on the Old Unsecured Notes.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time or (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The Company also paid Access a transaction fee related to the Acquisition in fiscal 2013. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

The Company recorded expense of $19 million for the fiscal year ended September 30, 2013 (Successor), $8 million for the fiscal year ended September 30, 2012 (Successor) and $1 million for the period from July 20, 2011 to September 30, 2011 (Successor) related to the Management Agreement with Access, and such amounts have been included as a component of selling, general and administrative expense in the accompanying statement of operations.

Such costs incurred by the Company were approximately $8 million for the fiscal years ended September 30, 2013 and September 30, 2012, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for both the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2013, we also incurred an $11 million transaction fee related to the Acquisition.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2013 Compared with Fiscal Year Ended September 30, 2012 and Twelve Months Ended September 30, 2011

The following table sets forth our results of operations as reported in our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires that we separately present our Predecessor and Successor periods’ results. Management believes reviewing our operating results for the twelve months ended September 30, 2011 by combining the results of the Predecessor and Successor periods is more useful in identifying any trends in, or reaching conclusions regarding, our overall operating performance. Accordingly, the table below presents the non-GAAP combined results for the twelve months ended September 30, 2011, which is also the period we compare when computing percentage change from prior period, as we believe this presentation provides the most meaningful basis for comparison of our results and it is how management reviews operating performance. The combined operating results may not reflect the actual results we would have achieved had the Merger closed prior to July 20, 2011 and may not be predictive of future results of operations.

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011	2013 vs. 2012		2012 vs. 2011
	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						$ Change	% Change	$ Change	% Change
Revenue by Type
Physical	$900	$970	$194	$841	$1,035	$(70)	-7%	$(65)	-6%
Digital	997	865	147	622	769	132	15%	96	12%

Total Physical and Digital	1,897	1,835	341	1,463	1,804	62	3%	31	2%
Artist services and expanded-rights	270	244	75	235	310	26	11%	(66)	-21%
Licensing	222	202	41	192	233	20	10%	(31)	-13%

Total Recorded Music	2,389	2,281	457	1,890	2,347	108	5%	(66)	-3%
Performance	197	200	41	172	213	(3)	-2%	(13)	-6%
Mechanical	113	128	23	118	141	(15)	-12%	(13)	-9%
Synchronization	98	111	21	91	112	(13)	-12%	(1)	-1%
Digital	83	66	15	44	59	17	26%	7	12%
Other	12	13	3	11	14	(1)	-8%	(1)	-7%

Total Music Publishing	503	518	103	436	539	(15)	-3%	(21)	-4%
Intersegment eliminations	(21)	(19)	(4)	(15)	(19)	(2)	-11%	—	—

Total Revenue	$2,871	$2,780	$556	$2,311	$2,867	$91	3%	$(87)	-3%

Revenue by Geographical Location
U.S. Recorded Music	973	915	176	785	$961	$58	6%	$(46)	-5%
U.S. Music Publishing	188	198	40	151	191	(10)	-5%	7	4%

Total U.S.	1,161	1,113	216	936	1,152	48	4%	(39)	-3%
International Recorded Music	1,416	1,366	281	1,105	1,386	50	4%	(20)	-1%
International Music Publishing	315	320	63	285	348	(5)	-2%	(28)	-8%

Total International	1,731	1,686	344	1,390	1,734	45	3%	(48)	-3%
Intersegment eliminations	(21)	(19)	(4)	(15)	(19)	(2)	-11%	—	—

Total Revenue	$2,871	$2,780	$556	$2,311	$2,867	$91	3%	$(87)	-3%

Total Revenue

2013 vs. 2012

Total revenues increased by $91 million, or 3%, to $2.871 billion for the fiscal year ended September 30, 2013 from $2.780 billion for the fiscal year ended September 30, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of revenues for the fiscal year ended September 30, 2013 and 81% and 19% of total revenues for the fiscal year ended September 30, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenues for both the fiscal year ended September 30, 2013 and September 30, 2012. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased by $136 million, or 5%.

Our overall results include the impact of PLG revenues from July 1, 2013 through September 30, 2013, including PLG revenues of $59 million. The additional revenue represents carryover from prior-period releases, as there were no new releases for PLG during the quarter ended September 30, 2013. Excluding the impact of PLG, total revenues increased by $32 million, or 1%.

Total digital revenues after intersegment eliminations increased by $151 million, or 16%, to $1.076 billion for the fiscal year ended September 30, 2013 from $925 million for the fiscal year ended September 30, 2012. Total digital revenues represented 38% and 33% of consolidated revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2013 were comprised of U.S. revenues of $574 million and international revenues of $506 million, or 53% and 47% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2012 were comprised of U.S. revenues of $526 million and international revenues of $405 million, or 56% and 44% of total digital revenues, respectively.

Recorded Music revenues increased by $108 million, or 5%, to $2.389 billion for the fiscal year ended September 30, 2013 from $2.281 billion for the fiscal year ended September 30, 2012. U.S. Recorded Music revenues were $973 million and $915 million, or 41% and 40% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively. International Recorded Music revenues were $1.416 billion and $1.366 billion, or 59% and 60% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively.

The overall increase in Recorded Music revenue reflected growth in digital revenues, which more than offset the continued decline in physical sales, as well as increases in artist services and expanded-rights revenue and licensing revenue. The decrease in physical sales was driven by the ongoing transition from physical to digital sales as well as the comparatively strong prior-period performance of Michael Bublé’s “Christmas” album and key local releases in Japan, which were more heavily weighted towards physical sales. The current period included the success of Led Zeppelin’s “Celebration Day” which was more heavily weighted towards physical sales. Excluding the impact of the Acquisition, physical revenues declined $90 million. Digital revenues continued to grow, up $132 million, or 15%, in the current period, and more than offset the declines in physical revenue for a second consecutive year. Excluding the impact of the Acquisition, digital revenues increased $106 million. The increase was driven by strong growth in downloads, which increased $50 million, and in streaming and subscription services, which increased $75 million, offset by the decline in mobile revenue of $19 million, which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-period releases such as Bruno Mars’ “Unorthodox Jukebox” and current-period releases under third-party distribution deals, as well as continued success from prior-period releases with strong digital carryover sales from Flo Rida and fun. Excluding the impact of the Acquisition, artist services and expanded-rights revenue increased $21 million due to timing of tours in Europe and Asia and higher merchandising revenue in the U.S. Excluding the impact of the Acquisition, licensing revenues increased $12 million primarily due to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $150 million, or 7%.

Music Publishing revenues decreased by $15 million, or 3%, to $503 million for the fiscal year ended September 30, 2013 from $518 million for the fiscal year ended September 30, 2012. U.S. Music Publishing revenues were $188 million and $198 million, or 37% and 38%, of Music Publishing revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively. International Music Publishing revenues were $315 million and $320 million, or 63% and 62%, of Music Publishing revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the impact of the ongoing transition from physical to digital sales in the music industry as well as the decision to exit certain lower-margin deals in the prior period. The decrease in synchronization revenue reflected lower overall demand in the commercial and videogame market. The increase in digital revenue reflected continued growth in digital downloads of $6 million and streaming and subscription services of $10 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $12 million, or 2%.

2012 vs. 2011

Total revenues decreased by $87 million, or 3%, to $2.780 billion for the fiscal year ended September 30, 2012 from $2.867 billion for the twelve months ended September 30, 2011. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues comprised 81% and 19% of total revenues, respectively, for both the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011. U.S. and international revenues comprised 40% and 60% of total revenues, respectively, for both the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011. Excluding the unfavorable impact of foreign currency exchange rates, total revenues decreased by $23 million, or 1%.

Total digital revenues, after intersegment eliminations, increased by $105 million, or 13%, to $925 million for the fiscal year ended September 30, 2012 from $820 million for the twelve months ended September 30, 2011. Total digital revenue represented 33% and 29% of consolidated revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2012 were comprised of U.S. revenues of $526 million, or 56% of total digital revenues, and international revenues of $405 million, or 44% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the twelve months ended September 30, 2011 were comprised of U.S. revenues of $471 million, or 57% of total digital revenues, and international revenues of $357 million, or 43% of total digital revenues. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenues increased by $114 million, or 14%.

Recorded Music revenues decreased by $66 million, or 3%, to $2.281 billion for the fiscal year ended September 30, 2012 from $2.347 billion for the twelve months ended September 30, 2011. U.S. Recorded Music revenues were $915 million and $961 million, or 40% and 41% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Recorded Music revenues were $1.366 billion and $1.386 billion, or 60% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $20 million, or 1%.

This performance reflected the ongoing impact of the transition from physical to digital sales offset by the current-year success of Michael Bublé’s “Christmas” album and key local releases in Japan. In addition, growth in digital revenues more than offset physical revenue declines in our Recorded Music business. Artist services and expanded-rights revenues decreased primarily due to a decline in concert promotion revenue resulting from a strong touring schedule in France in the prior period which was not duplicated in the current year. Licensing revenues decreased due primarily to timing. The increase in digital revenues was driven by an increase in revenue from streaming and subscription services of $58 million, growth in digital download revenue of $70 million mainly in the U.S., Latin America and certain European territories, partially offset by a $32 million decline in global ringtone revenue.

Music Publishing revenues decreased by $21 million, or 4%, to $518 million for the fiscal year ended September 30, 2012 from $539 million for the twelve months ended September 30, 2011. U.S. Music Publishing revenues were $198 million and $191 million, or 38% and 35% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Music Publishing revenues were $320 million and $348 million, or 62% and 65% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 1%.

The decrease in Music Publishing revenue was driven primarily by decreases in mechanical revenue and performance revenue, partially offset by an increase in digital revenue. The decrease in mechanical revenue reflected the ongoing impact of the transition from physical to digital sales in the recorded music industry and the decision to exit certain lower-margin administration deals. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The increase in digital revenue was driven by the growth of global digital downloads of $7 million and the continued success of streaming services of $4 million offset by declines of $4 million in global ringtone revenue.

Revenue by Geographical Location

2013 vs. 2012

U.S. revenues increased by $48 million, or 4%, to $1.161 billion for the fiscal year ended September 30, 2013 from $1.113 billion for the fiscal year ended September 30, 2012. The increase in U.S. revenues reflected the growth in Recorded Music digital revenues, licensing revenues and artist services revenue slightly offset by a decline in Recorded Music physical revenues and Music Publishing revenues. U.S. Recorded Music physical revenue declined $6 million as a result of the continued transition to digital platforms, but was offset by current period releases with strong physical demand such as Michael Bublé’s “To Be Loved” and Blake Shelton’s “Based on a True Story…”. U.S. Recorded Music digital revenues increased $39 million as a result of the continued growth in digital download revenue of $20 million and in streaming and subscription service revenue of $32 million, due to the increased availability and demand of digital formats including the introduction of new cloud and locker services, partially offset by a decline in mobile revenue of $13 million. U.S. licensing revenues increased $11 million due to timing. U.S. artist services and expanded-rights revenues increased $14 million as a result of increased merchandise sales on managed tours of $7 million. U.S. Music Publishing revenues decreased $10 million primarily due to declines in mechanical revenue of $6 million as a result of the ongoing impact of the transition from physical to digital sales in the music industry and synchronization revenue of $11 million as a result of lower overall demand in the commercial and videogame markets. Partially offsetting these declines was the growth in U.S. Music Publishing digital revenue of $9 million as a result of the continued growth in digital download revenue of $5 million and in streaming and subscription service revenue of $4 million.

International revenues increased by $45 million, or 3%, to $1.731 billion for the fiscal year ended September 30, 2013 from $1.686 billion for the fiscal year ended September 30, 2012. Excluding the impact of the Acquisition, International Recorded Music revenues decreased $9 million. Excluding the impact of the Acquisition, International Recorded Music physical sales decreased $84 million primarily due to comparatively strong performance of key local releases in Japan in the prior year. Excluding the impact of the Acquisition, International Recorded Music digital revenues increased $67 million as a result of growth in digital download revenue of $30 million and in streaming and subscription service revenue of $43 million, and was mainly attributable to continued success from current-period releases including Bruno Mars’ “Unorthodox Jukebox” and current-period releases under third party distribution deals with strong digital demand, partially offset by a decline in mobile revenue of

$6 million. Excluding the impact of the Acquisition, artist services and expanded-rights revenue increased $7 million, primarily due to the timing of tours in Japan which increased $6 million and increased merchandise sales on managed tours in the U.K. of $2 million. International Music Publishing revenues decreased $5 million primarily due to declines in mechanical revenue of $9 million as a result of the ongoing impact of the transition from physical to digital sales in the music industry and performance revenue of $3 million. Partially offsetting these declines was the growth in International Music Publishing digital revenue of $8 million as a result of the continued growth in streaming and subscription service revenue of $6 million and digital download revenue of $1 million. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $90 million, or 6%.

2012 vs. 2011

U.S. revenues decreased by $39 million, or 3%, to $1.113 billion for the fiscal year ended September 30, 2012 from $1.152 billion for the twelve months ended September 30, 2011. The overall decline in the U.S. Recorded Music business primarily reflected the ongoing transition from physical sales to digital sales, with a decline of $56 million in physical revenue and lower artist services and expanded-rights revenues of $18 million driven primarily by lower merchandise revenue of $7 million and ticketing revenue of $12 million. The decrease was partially offset by the strong performance of Michael Bublé’s “Christmas” album and an increase in digital revenue of $56 million driven by growth in digital downloads of $34 million and the continued success of streaming services of $34 million, partially offset by the continued decline in mobile revenue of $12 million. The overall increase in the U.S. Music Publishing business was primarily the result of the timing of collections, partially offset by mechanical declines exceeding digital revenue growth and a reduction in U.S. radio license fees.

International revenues decreased by $48 million, or 3%, to $1.686 billion for the fiscal year ended September 30, 2012 from $1.734 billion for the twelve months ended September 30, 2011. Excluding the unfavorable impact of foreign currency exchange, international revenues increased $16 million, or 1%, for the fiscal year ended September 30, 2012. This performance reflected the current-year success of Michael Bublé’s “Christmas” album and key local releases in Japan. An increase in digital revenue of $48 million, primarily as a result of growth in digital downloads of $42 million and the continued success of streaming services of $27 million, was partially offset by the contracting demand for physical product, with a decline of $10 million in physical revenue and lower artist services and expanded-rights revenues of $48 million driven primarily by declines in concert promotion revenue of $53 million as compared to results from the strong touring schedule in France in the prior period. Revenue growth in Japan of $55 million, Germany of $7 million and Italy of $8 million was partially offset by weakness in France and the U.K., which declined by $92 million and $29 million, respectively.

See “Business Segment Results” presented hereinafter for a discussion of revenue by type for each business segment.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011	2013 vs. 2012		2012 vs. 2011
	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$956	$969	$168	$834	$1,002	$(13)	-1%	$(33)	-3%
Product costs	543	490	120	427	547	53	11%	(57)	-10%

Total cost of revenues	$1,499	$1,459	$288	$1,261	$1,549	$40	3%	$(90)	-6%

2013 vs. 2012

Our cost of revenues increased by $40 million, or 3%, to $1.499 billion for the fiscal year ended September 30, 2013 from $1.459 billion for the fiscal year ended September 30, 2012. Expressed as a percentage of revenues, cost of revenues remained flat at 52% for both the fiscal year ended September 30, 2013 and September 30, 2012.

Artist and repertoire costs decreased by $13 million, or 1%, to $956 million for the fiscal year ended September 30, 2013 from $969 million for the fiscal year ended September 30, 2012. The decrease in artist and repertoire costs was driven by a shift towards higher margin Music Publishing deals, which more than offset an increase in revenue in the current period and the cost-recovery benefit of $8 million in the prior period. Artist and repertoire costs as a percentage of revenues decreased to 33% for the fiscal year ended September 30, 2013 from 35% for the fiscal year ended September 30, 2012, due to a shift towards higher margin deals in Music Publishing.

Product costs increased by $53 million, or 11%, to $543 million for the fiscal year ended September 30, 2013 from $490 million for the fiscal year ended September 30, 2012, primarily as a result of the increase in revenue. Product costs as a percentage of revenues increased to 19% for the fiscal year ended September 30, 2013 from 18% for the fiscal year ended September 30, 2012 due to the revenue mix driven by increases in Recorded Music artist services and expanded-rights revenue offset by the continued shift from physical to digital. Costs associated with our artist services and expanded-rights business are primarily recorded as a component of product costs. Revenue growth in artist services and expanded-rights was due to concert promotion and merchandise on managed tours, which tend to yield lower margins than our physical and digital revenue.

2012 vs. 2011

Cost of revenues decreased by $90 million, or 6%, to $1.459 billion for the fiscal year ended September 30, 2012 from $1.549 billion for the twelve months ended September 30, 2011. Expressed as a percent of revenues, cost of revenues was 52% and 54% for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively.

Artist and repertoire costs decreased by $33 million, or 3%, to $969 million for the fiscal year ended September 30, 2012 from $1.002 billion for the twelve months ended September 30, 2011. The decrease in artist and repertoire costs was driven by the decrease in revenue, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract of $8 million. Artist and repertoire costs as a percentage of revenues remained flat at 35% for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011.

Product costs decreased by $57 million, or 10%, to $490 million for the fiscal year ended September 30, 2012 from $547 million for the twelve months ended September 30, 2011. The decrease in product costs was primarily a result of a decrease in physical revenue in the current period and a decrease in artist services and expanded-rights revenue mainly due to the timing of our European concert promotion businesses. Costs associated with our artist services and expanded-rights business are primarily recorded as a component of product costs. Concert promotion tends to yield lower margins than our physical and digital revenue. Product costs as a percentage of revenues decreased to 18% for the fiscal year ended September 30, 2012 from 19% for the twelve months ended September 30, 2011.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011	2013 vs. 2012		2012 vs. 2011
	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$609	$574	$106	$493	$599	$35	6%	$(25)	-4%
Selling and marketing expense	422	390	78	335	413	32	8%	(23)	-6%
Distribution expense	59	55	12	46	58	4	7%	(3)	-5%

Total selling, general and administrative expense	$1,090	$1,019	$196	$874	$1,070	$71	7%	$(51)	-5%

(1)	Includes depreciation expense of $51 million, $51 million and $42 million for the fiscal year ended September 30, 2013, the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively.

2013 vs. 2012

Total selling, general and administrative expense increased by $71 million, or 7%, to $1.090 billion for the fiscal year ended September 30, 2013 from $1.019 billion for the fiscal year ended September 30, 2012. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 38% for the fiscal year ended September 30, 2013 from 37% for the fiscal year ended September 30, 2012.

General and administrative expenses increased by $35 million, or 6%, to $609 million for the fiscal year ended September 30, 2013 from $574 million for the fiscal year ended September 30, 2012. The increase in general and administrative expense was due to $19 million of share-based compensation expense, $11 million of a transaction fee under the Management Agreement related to the Acquisition, $22 million of restructuring expense, and a $24 million increase in professional fees and integration costs associated with the Acquisition compared to the prior-period. This was partially offset by lower variable compensation and $31 million lower severance expense unrelated to the Acquisition. The current period results do not yet reflect the expected synergies from the Acquisition, which may not be realized in full. Expressed as a percentage of revenues, general and administrative expenses remained flat at 21% for the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012.

Selling and marketing expense increased by $32 million, or 8%, to $422 million for the fiscal year ended September 30, 2013 from $390 million for the fiscal year ended September 30, 2012, primarily related to higher variable marketing expense related to current-period releases. Expressed as a percentage of revenues, selling and marketing expense increased to 15% for the fiscal year ended September 30, 2013 from 14% for the fiscal year ended September 30, 2012, primarily as a result of the strong sales performance of Michael Bublé’s “Christmas” in the prior-period, which had a lower proportionate marketing spend than current period releases.

Distribution expense increased by $4 million, or 7%, to $59 million for the fiscal year ended September 30, 2013 from $55 million for the fiscal year ended September 30, 2012 due to increased revenue. Expressed as a percentage of revenues, distribution expense remained flat at 2% for the fiscal year ended September 30, 2013 and September 30, 2012.

2012 vs. 2011

Selling, general and administrative expense decreased by $51 million to $1.019 billion for the fiscal year ended September 30, 2012 from $1.070 billion for the twelve months ended September 30, 2011. Expressed as a percent of revenues, selling, general and administrative expense remained flat at 37% for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011.

General and administrative expense decreased by $25 million, or 4%, to $574 million for the fiscal year ended September 30, 2012 from $599 million for the twelve months ended September 30, 2011. The decrease in general and administrative expense was driven by merger transaction costs including advisory, accounting, legal and other professional fees of $53 million in the prior period incurred in connection with the consummation of the Merger, the realization of cost savings from previously announced management initiatives and the prior period year charges for share-based compensation expense of $24 million partially offset by an increase in depreciation expense resulting from recently completed capital projects and the revaluation of depreciable assets recorded in connection with the Merger, professional fees associated with our Management Agreement, costs related to the sale of EMI, an increase in variable compensation expense and the prior period year benefit for the LimeWire settlement. Expressed as a percentage of revenues, general and administrative expenses remained flat at 21% for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011.

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

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						2013 vs. 2012		2012 vs. 2011
						$ Change	% Change	$ Change	% Change
OIBDA	$333	$353	$81	$209	$290	$(20)	-6%	$63	22%
Depreciation expense	(51)	(51)	(9)	(33)	(42)	—	—%	(9)	-21%
Amortization expense	(207)	(193)	(38)	(178)	(216)	(14)	-7%	23	11%

Operating income (loss)	75	109	34	(2)	32	(34)	-31%	77	—%
Loss on extinguishment of debt	(85)	—	—	—	—	(85)	—%	—	—%
Interest expense, net	(203)	(225)	(62)	(151)	(213)	22	10%	(12)	-6%
Other (expense) income, net	(12)	8	—	5	5	(20)	—%	3	60%

(Loss) income before income taxes	(225)	(108)	(28)	(148)	(176)	(117)	-108%	68	39%
Income tax benefit (expense)	31	(1)	(3)	(27)	(30)	32	—%	29	97%

Net loss	(194)	(109)	(31)	(175)	(206)	(85)	-78%	97	47%
Less: (income) loss attributable to noncontrolling interest	(4)	(3)	—	1	1	(1)	-33%	(4)	—%

Net loss attributable to Warner Music Group Corp.	$(198)	$(112)	$(31)	$(174)	$(205)	$(86)	-77%	$93	45%

OIBDA

2013 vs. 2012

Our OIBDA decreased by $20 million, or 6%, to $333 million for the fiscal year ended September 30, 2013 as compared to $353 million for the fiscal year ended September 30, 2012. Expressed as a percentage of revenues, total OIBDA margin decreased to 12% for the fiscal year ended September 30, 2013, from 13% for the fiscal year ended September 30, 2012.

Our OIBDA decrease is primarily due to the increase in selling, general and administrative expenses resulting from the Acquisition, specifically restructuring expense of $22 million, a transaction fee under the Management Agreement of $11 million and $38 million in integration costs and professional fees, which were $24 million higher than prior-period. The remaining increase of $37 million, excluding these items, was a result of an increase in revenue with a related increase in cost of revenues, decreases in selling, general and administrative expenses unrelated to the Acquisition, and an increase in selling and marketing expense of $32 million, primarily related to higher variable marketing due to higher revenues. Overall, this resulted in a decreased OIBDA margin.

2012 vs. 2011

Our OIBDA increased by $63 million or 22%, to $353 million for the fiscal year ended September 30, 2012 as compared to $290 million for the twelve months ended September 30, 2011. Expressed as a percentage of revenues, total OIBDA margin increased by 3% to 13% for the fiscal year ended September 30, 2012 as compared to 10% for the twelve months ended September 30, 2011.

Our OIBDA increase primarily reflected the prior-period charges for transaction costs incurred in connection with the consummation of the Merger and share-based compensation expense related to the payout for unvested Predecessor options and restricted stock awards as well as from the modification of certain restricted stock award agreements. Our OIBDA increase also reflected the strong current-year sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, a strong back-end weighted release schedule particularly in Japan, the realization of cost savings from previously announced management initiatives and a cost-recovery benefit related to the early termination of an artist contract, partially offset by the prior-period benefit for the LimeWire settlement, increases in professional fees associated with our Management Agreement and costs related to the sale of EMI. In addition, our Music Publishing business improved its OIBDA margin as a result of a disciplined A&R investment and acquisition strategy focused on higher-margin assets.

See “Business Segment Results” presented hereinafter for a discussion of OIBDA by business segment.

Depreciation expense

2013 vs. 2012

Our depreciation expense remained flat at $51 million, for the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012.

2012 vs. 2011

Depreciation expense increased by $9 million, or 21%, to $51 million for the fiscal year ended September 30, 2012 from $42 million for the twelve months ended September 30, 2011. The increase was primarily due to recently completed capital projects and revaluation of depreciable assets recorded in connection with the Merger.

Amortization expense

2013 vs. 2012

Amortization expense increased by $14 million, or 7%, to $207 million for the fiscal year ended September 30, 2013 from $193 million for the fiscal year ended September 30, 2012 due to the Acquisition and the resulting increase in amortizable intangible assets.

2012 vs. 2011

Amortization expense decreased by $23 million, or 11%, to $193 million for the fiscal year ended September 30, 2012 to $216 million for the twelve months ended September 30, 2011. The decrease was primarily related to revaluation of amortizable assets recorded in connection with the Merger, which resulted in longer useful lives of our intangible assets, partially offset by additional amortization associated with recent intangible asset acquisitions.

Operating income (loss)

2013 vs. 2012

Our operating income decreased $34 million, or 31%, to $75 million, for the fiscal year ended September 30, 2013 from operating income of $109 million for the fiscal year ended September 30, 2012. Operating income margin decreased to 3% for the fiscal year ended September 30, 2013 from 4% for the fiscal year ended September 30, 2012. The decrease in operating income was primarily due to the decrease in OIBDA and the increase in amortization expense as noted above.

2012 vs. 2011

Our operating income increased by $77 million to $109 million for the fiscal year ended September 30, 2012 from $32 million for the twelve months ended September 30, 2011. Operating income margin increased to 4% for the fiscal year ended September 30, 2012, from 1% for the twelve months ended September 30, 2011. The increase in operating income was primarily due to the increase in OIBDA and the decrease in amortization expense, partially offset by the increase in depreciation expense as noted above.

Loss on extinguishment of debt

2013 vs. 2012

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

Interest expense, net

2013 vs. 2012

Our interest expense, net, decreased by $22 million, or 10%, to $203 million for the fiscal year ended September 30, 2013 from $225 million for the fiscal year ended September 30, 2012. The decrease was primarily driven by the refinancing of our Senior Secured Notes due 2016 on November 1, 2012 and the modification of the Term Loan Facility on May 9, 2013, partially offset by the increase in debt related to the Acquisition. Our current debt obligations have lower comparable interest rates than the debt obligations outstanding in the prior period.

2012 vs. 2011

Interest expense, net, increased by $12 million, or 6%, to $225 million for the fiscal year ended September 30, 2012 from $213 million for the twelve months ended September 30, 2011. The increase was primarily driven by our new debt obligations, which were issued in connection with the refinancing of certain of our existing indebtedness in connection with the Merger at higher interest rates than the debt that was refinanced, partially offset by tender/call premiums of $19 million incurred in connection with the debt obligations that were repaid in full during the twelve months ended September 30, 2011.

See “—Financial Condition and Liquidity” for more information.

Other (expense) income, net

2013 vs. 2012

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. The fiscal year ended September 30, 2013 also included a $7 million expense for the reimbursement of tax indemnities received in the fiscal year ended September 30, 2012 as a result of tax law changes in Germany. The fiscal year ended September 30, 2012 included a $7 million payment received for tax indemnities related to tax matters in Brazil.

2012 vs. 2011

Other income, net for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011 included net hedging gains on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, offset by equity in earnings on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee. The increase in other income was driven by payments received for tax indemnities related to tax matters in Brazil.

Income tax benefit (expense)

2013 vs. 2012

We incurred income tax benefit of $31 million for the fiscal year ended September 30, 2013 as compared to an expense of $1 million for the fiscal year ended September 30, 2012. The decrease in the income tax expense primarily relates to the recognition of deferred tax benefits for higher losses in certain foreign jurisdictions related to the Acquisition, the impact of a tax rate change in the U.K. and a tax benefit related to a German tax law change for the fiscal year ended September 30, 2013.

2012 vs. 2011

We provided income tax expense of $1 million and $30 million for the fiscal year ended September 30, 2012 and for the twelve month ended September 30, 2011, respectively. The decrease in income tax expense primarily relates to the recognition in the fiscal year ended September 30, 2012 of deferred tax benefits for losses generated in various jurisdictions including the U.S. and the impact of tax rate changes in the U.K. and Japan.

Net loss

2013 vs. 2012

Our net loss increased by $85 million, to a net loss of $194 million for the fiscal year ended September 30, 2013 as compared to a net loss of $109 million for the fiscal year ended September 30, 2012. The increased loss was driven by the loss on extinguishment of debt, the decrease in operating income noted above, and the increase in other expense, partially offset by lower interest expense and lower income tax expense.

2012 vs. 2011

Our net loss decreased by $97 million to $109 million for the fiscal year ended September 30, 2012, as compared to $206 million for the twelve months ended September 30, 2011. The decrease in net loss was driven primarily by the increase in operating income and lower income tax expense, partially offset by increases in interest expense, net as noted above.

Noncontrolling interest

2013 vs. 2012

Net income attributable to noncontrolling interests was $4 million for the fiscal year ended September 30, 2013 and $3 million for the fiscal year ended September 30, 2012.

2012 vs. 2011

Net income attributable to noncontrolling interests for the fiscal year ended September 30, 2012 was $3 million and net loss attributable to noncontrolling interests for the twelve months ended September 30, 2011 was $1 million.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011	2013 vs. 2012		2012 vs. 2011
	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,389	$2,281	$457	$1,890	$2,347	$108	5%	$(66)	-3%
OIBDA	270	289	49	238	287	(19)	-7%	2	—%
Operating income	$92	$126	$18	$97	$115	$(34)	-27%	$11	9%

Music Publishing
Revenue	$503	$518	$103	$436	$539	$(15)	-3%	$(21)	-4%
OIBDA	148	146	50	92	142	2	1%	4	3%
Operating income	$81	$79	$38	$30	$68	$2	3%	$11	16%

Corporate Expenses and Eliminations
Revenue	$(21)	$(19)	$(4)	$(15)	$(19)	$(2)	-11%	—%	—%
OIBDA	(85)	(82)	(18)	(121)	(139)	(3)	-4%	57	41%
Operating loss	$(98)	$(96)	$(22)	$(129)	$(151)	(2)	-2%	$55	36%
Total
Revenue	$2,871	$2,780	$556	$2,311	$2,867	$91	3%	$(87)	-3%
OIBDA	333	353	81	209	290	(20)	-6%	63	22%
Operating income (loss)	$75	$109	$34	$(2)	$32	$(34)	-31%	$77	—%

Recorded Music

Revenues

2013 vs. 2012

Recorded Music revenues increased by $108 million, or 5%, to $2.389 billion for the fiscal year ended September 30, 2013 from $2.281 billion for the fiscal year ended September 30, 2012. U.S. Recorded Music revenues were $973 million and $915 million, or 41% and 40% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively. International Recorded Music revenues were $1.416 billion and $1.366 billion, or 59% and 60% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively.

The overall increase in Recorded Music revenue reflected growth in digital revenues, which more than offset the continued decline in physical sales, as well as increases in artist services and expanded-rights revenue and licensing revenue. The decrease in physical sales was driven by the ongoing transition from physical to digital sales as well as the comparatively strong prior-period performance of Michael Bublé’s “Christmas” album and key local releases in Japan, which were more heavily weighted towards physical sales. The current period included the success of Led Zeppelin’s “Celebration Day” which was more heavily weighted towards physical sales. Excluding the impact of the Acquisition, physical revenues declined $90 million. Digital revenues continued to grow, up $132 million, or 15%, in the current period and more than offset the declines in physical revenue for a second consecutive year. Excluding the impact of the Acquisition, digital revenues increased $106 million. The increase was driven by strong growth in downloads, which increased $50 million, and in streaming and subscription services, which increased $75 million, offset by the decline in mobile revenue of $19 million which, reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-period releases such as Bruno Mars’ “Unorthodox Jukebox” and current period releases under third-party distribution deals, as well as continued success from prior-period releases with strong digital carryover sales from Flo Rida and fun. Excluding the impact of the Acquisition, artist services and expanded-rights revenue increased $21 million due to timing of tours in Europe and Asia and higher merchandising revenue in the U.S. Excluding the impact of the Acquisition, licensing revenues increased $12 million primarily due to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $150 million, or 7%.

2012 vs. 2011

Recorded Music revenues decreased by $66 million, or 3%, to $2.281 billion for the fiscal year ended September 30, 2012, from $2.347 billion for the twelve months ended September 30, 2011. U.S. Recorded Music revenues were $915 million and $961 million, or 40% and 41% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Recorded Music revenues were $1.366 billion and $1.386 billion, or 60% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues decreased by $20 million, or 1%.

This performance reflected the ongoing impact of the transition from physical to digital sales offset by the current-year success of Michael Bublé’s “Christmas” album and key local releases in Japan. In addition, growth in digital revenues more than offset physical revenue declines in our Recorded Music business. Artist services and expanded-rights revenues decreased primarily due to a decline in concert promotion revenue resulting from a strong touring schedule in France in the prior period which was not duplicated in the current year. Licensing revenues decreased due primarily to timing. The increase in digital revenues was driven by an increase in revenue from streaming and subscription services of $58 million, growth in digital download revenue of $70 million mainly in the U.S., Latin America and certain European territories, partially offset by a $32 million decline in global ringtone revenue.

Recorded Music cost of revenues was composed of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011	2013 vs. 2012		2012 vs. 2011
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$681	$679	$131	$560	$691	$2	—	$(12)	-2%
Product costs	543	490	119	428	547	53	11%	(57)	-10%

Total cost of revenues	$1,224	$1,169	$250	$988	$1,238	$55	5%	$(69)	-6%

Cost of revenues

2013 vs. 2012

Recorded Music cost of revenues increased by $55 million, or 5%, to $1.224 billion for the fiscal year ended September 30, 2013 from $1.169 billion for the fiscal year ended September 30, 2012, primarily as a result of the increase in revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 51% for the fiscal year ended September 30, 2013 and September 30, 2012.

2012 vs. 2011

Recorded Music cost of revenues decreased by $69 million, or 6%, to $1.169 billion for the fiscal year ended September 30, 2012 from $1.238 billion for the twelve months ended September 30, 2011. Cost of revenues represented 51% and 53% of Recorded Music revenues for the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively. The decrease in product costs was primarily the result of the decrease in physical revenue in the current-year and lower artist services revenue from our European concert promotion businesses. Costs associated with our artist services businesses are primarily recorded as a component of product costs. The decrease in artist and repertoire costs was driven by the decrease in revenue for the current period, the timing of our artist and repertoire spend and a cost-recovery benefit related to the early termination of an artist contract.

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		2013 vs. 2012		2012 vs. 2011
						$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$451	$414	$74	$309	$383	$37	9%	$31	8%
Selling and marketing expense	417	385	77	330	407	32	8%	(22)	-5%
Distribution expense	59	55	12	46	58	4	7%	(3)	-5%

Total selling, general and administrative expense	$927	$854	$163	$685	$848	$73	9%	$6	1%

(1)	Includes depreciation expense of $32 million, $31 million, and $26 million for the fiscal year ended September 30, 2013, the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively.

Selling, general and administrative expense

2013 vs. 2012

Recorded Music selling, general and administrative expense increased by $73 million, or 9%, to $927 million for the fiscal year ended September 30, 2013 from $854 million for the fiscal year ended September 30, 2012. This increase was primarily due to higher general and administrative expense and selling and marketing expense. The $37 million increase in general and administrative expense was due to $8 million of share-based compensation expense, $11 million of a transaction fee under the Management Agreement related to the Acquisition, $22 million of restructuring expense, and a $36 million increase in professional fees and integration costs associated with the Acquisition. This was partially offset by lower variable compensation and $26 million lower severance. The current period results do not yet reflect the expected synergies from the Acquisition, which may not be realized in full. The $32 million increase in selling and marketing expense was primarily the result of variable marketing increases related to current-period releases compared to prior-period releases. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased to 39% for the fiscal year ended September 30, 2013 from 37% for the fiscal year ended September 30, 2012.

2012 vs. 2011

Selling, general and administrative costs increased by $6 million, or 1%, to $854 million for the fiscal year ended September 30, 2012 from $848 million for the twelve months ended September 30, 2011. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expenses increased to 37% for fiscal year ended September 30, 2012 from 36% for the twelve months ended September 30, 2011. The increase in selling, general and administrative expense was driven primarily by the increase in general and administrative expense, partially offset by the decrease in selling and marketing expense and distribution expense. The increase in general and administrative expense was driven by an increase in severance charges and an increase in depreciation expense resulting from recently completed capital projects and purchase price accounting recorded in connection with the Merger as well as the prior period benefit for the LimeWire settlement, partially offset by the realization of cost savings from previously announced management initiatives and a prior period charge for share-based compensation expense. The decrease in selling and marketing expense was driven by our continued efforts to better align spending on selling and marketing expense with revenues earned. The decrease in distribution expense was driven by the ongoing transition from physical to digital sales.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		2013 vs. 2012		2012 vs. 2011
						$ Change	% Change	$ Change	% Change
OIBDA	$270	$289	$49	$238	$287	$(19)	-7%	$2	1%
Depreciation and amortization expense	(178)	(163)	(31)	(141)	(172)	(15)	-9%	9	5%

Operating Income	$92	$126	$18	$97	$115	$(34)	-27%	$11	10%

2013 vs. 2012

Recorded Music OIBDA decreased by $19 million, or 7%, to $270 million for the fiscal year ended September 30, 2013 from $289 million for the fiscal year ended September 30, 2012. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin decreased to 11% for the fiscal year ended September 30, 2013 from 13% for the fiscal year ended September 30, 2012. Our Recorded Music OIBDA and OIBDA margin decrease was primarily driven by the increase in costs as a percentage of revenue for selling, general and administrative expense.

Recorded Music operating income decreased by $34 million, or 27%, due to the decrease in OIBDA noted above and the additional depreciation and amortization expense, primarily relating to amortization of intangible assets acquired from PLG.

2012 vs. 2011

Recorded Music OIBDA increased by $2 million, or 1%, to $289 million for the fiscal year ended September 30, 2012 from $287 million for the twelve months ended September 30, 2011. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA margin increased to 13% for the fiscal year ended September 30, 2012 from12% for the twelve months ended September 30, 2011. Our Recorded Music OIBDA results reflected the prior period benefit for the LimeWire settlement, a decrease in revenue, an increase in severance charges and an increase in costs related to the sale of EMI, offset by the strong current-year sales performance of Michael Bublé’s “Christmas,” which increased overall margin due to reductions in proportionate marketing spend, a strong release schedule in Japan, the realization of cost savings from previously announced management initiatives, the decrease in selling and marketing expense, a cost recovery benefit related to the early termination of an artist contract and prior period share-based compensation expense.

Recorded Music operating income increased by $11 million, or 10%, due to a decrease in amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by an increase in depreciation expense. Recorded Music operating income margin increased to 6% for the fiscal year ended September 30, 2012 from 5% for the twelve months ended September 30, 2011.

Music Publishing

Revenues

2013 vs. 2012

Music Publishing revenues decreased by $15 million, or 3%, to $503 million for the fiscal year ended September 30, 2013 from $518 million for the fiscal year ended September 30, 2012. U.S. Music Publishing revenues were $188 million and $198 million, or 37% and 38%, of Music Publishing revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively. International Music Publishing revenues were $315 million and $320 million, or 63% and 62%, of Music Publishing revenues for the fiscal year ended September 30, 2013 and September 30, 2012, respectively.

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the impact of the ongoing transition from physical to digital sales in the music industry as well as the decision to exit certain lower-margin deals in the prior period. The decrease in synchronization revenue reflected lower overall demand in the commercial and videogame market. The increase in digital revenue reflected continued growth in digital downloads of $6 million and streaming and subscription services of $10 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $12 million, or 2%.

2012 vs. 2011

Music Publishing revenues decreased by $21 million, or 4%, to $518 million for the fiscal year ended September 30, 2012 from $539 million for the twelve months ended September 30, 2011. U.S. Music Publishing revenues were $198 million and $191 million, or 38% and 35% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. International Music Publishing revenues were $320 million and $348 million, or 62% and 65% of Music Publishing revenues for the fiscal year ended September 30, 2012 and for the twelve months ended September 30, 2011, respectively. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $3 million, or 1%.

The decrease in Music Publishing revenue was driven primarily by decreases in mechanical revenue and performance revenue, partially offset by an increase in digital revenue. The decrease in mechanical revenue reflected the impact of the ongoing transition from physical to digital sales in the recorded music industry and the decision to exit certain lower-margin administration deals. The decrease in performance revenue was driven primarily by a reduction in U.S. radio license fees and a market decline in the U.K., partially offset by a stronger advertising market, strong chart positions and recent acquisitions. The increase in digital revenue was driven by the growth of global digital downloads of $7 million and the continued success of streaming services of $4 million offset by declines of $4 million in global ringtone revenue.

Music Publishing cost of revenues was composed of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		2013 vs. 2012		2012 vs. 2011
						$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$296	$309	$42	$288	$330	$(13)	-4%	$(21)	-6%

Total cost of revenues	$296	$309	$42	$288	$330	$(13)	-4%	$(21)	-6%

Cost of revenues

2013 vs. 2012

Music Publishing cost of revenues decreased by $13 million, or 4%, to $296 million for the fiscal year ended September 30, 2013 from $309 million for the fiscal year ended September 30, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 59% for the fiscal year ended September 30, 2013 from 60% for the fiscal year ended September 30, 2012 as a result of the shift towards higher margin deals.

2012 vs. 2011

Music Publishing cost of revenues decreased by $21 million, or 6%, to $309 million for the fiscal year ended September 30, 2012 from $330 million for the twelve months ended September 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased from 61% for the twelve months ended September 30, 2011 to 60% for the fiscal year ended September 30, 2012. The decrease was driven primarily as a result of a disciplined A&R investment and acquisition strategy focused on higher-margin assets, partially offset by a year-over-year increase in unproven artist spend.

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011	2013 vs. 2012		2012 vs. 2011
	For the Year Ended September 30, 2012	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
						$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$63	$67	$9	$58	$67	$(4)	-6%	$—	—%
Selling and marketing expense	2	2	1	1	2	—	—%	—	—%

Total selling, general and administrative expense	$65	$69	$10	$59	$69	$(4)	-6%	$—	—%

(1)	Includes depreciation expense of $6 million, $6 million, and $4 million for the fiscal year ended September 30, 2013, the fiscal year ended September 30, 2012 and the twelve months ended September 30, 2011, respectively.

Selling, general and administrative expense

2013 vs. 2012

Music Publishing selling, general and administrative expense decreased by $4 million, or 6%, to $65 million for the fiscal year ended September 30, 2013 from $69 million for the fiscal year ended September 30, 2012, primarily due to lower variable compensation and $3 million lower severance expense recorded within general and administrative expense. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 13% for the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012.

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

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	Successor			Predecessor	For the Combined Twelve Months ended September 30, 2011
	For the Year Ended September 30, 2013	For the Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011		2013 vs. 2012		2012 vs. 2011
						$ Change	% Change	$ Change	% Change
OIBDA	$148	$146	$50	$92	$142	$2	1%	$4	3%
Depreciation and amortization expense	(67)	(67)	(12)	(62)	(74)	—	—%	7	-9%

Operating Income	$81	$79	$38	$30	$68	$2	3%	$11	16%

2013 vs. 2012

Music Publishing OIBDA increased by $2 million, or 1%, to $148 million for the fiscal year ended September 30, 2013 from $146 million for the fiscal year ending September 30, 2012 primarily as a result of a decrease in selling, general and administrative expense. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 29% for the fiscal year ended September 30, 2013 from 28% for the fiscal year ended September 30, 2012 primarily due to the shift towards higher-margin deals.

Music Publishing operating income increased by $2 million due to the increase in OIBDA noted above.

2012 vs. 2011

Music Publishing OIBDA increased by $4 million, or 3%, to $146 million for the fiscal year ended September 30, 2012 from $142 million for the twelve months ended September 30, 2011. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA increased to 28% for the fiscal year ended September 30, 2012 from 26% for the twelve months ended September 30, 2011. The increase in OIBDA margin was primarily the result of a disciplined A&R investment and acquisition strategy focused on higher-margin assets, lower severance charges taken during the current period and the prior-period charge incurred in connection with the consummation of the Merger related to a change in control fee, partially offset by an increase in unproven artist spend.

Music Publishing operating income increased by $11 million for the fiscal year ended September 30, 2012 due primarily to the increase in OIBDA noted above and lower amortization expense driven by the extended useful lives of certain intangible assets recorded in connection with the Merger, partially offset by the increase in depreciation expense.

Corporate Expenses and Eliminations

2013 vs. 2012

Our OIBDA loss from corporate expenses and eliminations increased by $3 million to $85 million for the fiscal year ended September 30, 2013 from $82 million for the fiscal year ended September 30, 2012. The increase was mainly due higher share-based compensation expense partially offset by lower severance expense in the current period.

Our operating loss from corporate expenses and eliminations increased by $2 million to $98 million for the fiscal year ended September 30, 2013 from $96 million for the fiscal year ended September 30, 2012 due to the increase of $3 million in OIBDA loss noted above offset by a decrease of $1 million in depreciation expense.

2012 vs. 2011

Our OIBDA loss from corporate expenses and eliminations decreased by $57 million to $82 million for the fiscal year ended September 30, 2012, from $139 million for the twelve months ended September 30, 2011, primarily as a result of the realization of cost savings from previously announced management initiatives, lower severance charges, prior-period charges for share-based compensation expense and transaction costs incurred in connection with the consummation of the Merger, partially offset by an increase in professional fees related to the sale of EMI and our annual fees related to the Management Agreement.

Our operating loss from corporate expenses and eliminations decreased to $96 million for the fiscal year ended September 30, 2012, from $151 million for the twelve months ended September 30, 2011. The decrease in operating loss was primarily driven by the decrease in corporate expenses noted above, partially offset by an increase in depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2013

At September 30, 2013, we had $2.867 billion of debt, $155 million of cash and equivalents (net debt of $2.712 billion, defined as total debt less cash and equivalents and short-term investments) and $726 million of Warner Music Group Corp. equity. This compares to $2.206 billion of debt, $302 million of cash and equivalents (net debt of $1.904 billion) and $927 million of Warner Music Group Corp. equity at September 30, 2012. Net debt increased by $808 million as a result of (i) $661 million of additional net debt borrowed in the current year in connection with our acquisition of PLG and (ii) a $147 million decrease in cash.

The $201 million decrease in Warner Music Group Corp.’s equity during the fiscal year ended September 30, 2013 was primarily due to our $198 million net loss.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor) have been derived from our audited financial statements included elsewhere herein.

	Successor			Predecessor
Cash Provided By (Used In):	For the Fiscal Year Ended September 30, 2013	For the Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011	For the Combined Twelve Months ended September 30, 2011
			(in millions)
Operating activities	$159	$209	$(64)	$12	$(52)
Investing activities	(808)	(58)	(1,292)	(155)	(1,447)
Financing activities	511	(3)	1,199	5	1,204

Operating Activities

Cash provided by operating activities was $159 million for the fiscal year ended September 30, 2013 compared to $209 million for the fiscal year ended September 30, 2012 and cash used in operating activities of $52 million for the twelve months ended September 30, 2011. The decrease in results from operating activities in fiscal 2013 reflected the decrease in our OIBDA driven primarily by higher integration costs and professional fees related to the Acquisition, changes in working capital associated with the operations of the business and the increase in cash paid for interest of $13 million due to the timing of interest payments. The increase in results from operating activities in fiscal 2012 reflected the increase in our OIBDA driven primarily by the absence of transaction costs in 2012 that were incurred in connection with the Merger during the twelve months ended September 30, 2011, the timing of our working capital requirements and the decrease in cash paid for interest of $17 million.

Investing Activities

Cash used in investing activities was $808 million for the fiscal year ended September 30, 2013, compared to $58 million for the fiscal year ended September 30, 2012 and $1.447 billion for the twelve months ended September 30, 2011. Cash used in investing activities of $808 million for the fiscal year ended September 30, 2013 consisted of $37 million to acquire music publishing rights, $34 million for capital expenditures related to IT and $737 million, net of cash acquired, for business acquisitions, primarily the acquisition of PLG. Cash used in investing activities of $58 million for the fiscal year ended September 30, 2012 consisted of $32 million to acquire music publishing rights, $32 million for capital expenditures primarily related to IT and $8 million to acquire businesses, net of cash acquired, partially offset by $12 million received for the sale of a building and $2 million received for the sale of a recorded music catalog.

Cash used in investing activities of $1.447 billion for the twelve months ended September 30, 2011 consisted of $48 million of capital expenditures primarily related to IT infrastructure improvements, cash used of $62 million to acquire music publishing rights, $59 million to acquire businesses, net of cash acquired and $1.278 billion related to the purchase of shares of our common stock in connection with the Merger.

Financing Activities

Cash provided by financing activities was $511 million for the fiscal year ended September 30, 2013 compared to cash used in financing activities of $3 million for the fiscal year ended September 30, 2012 and cash provided by financing activities of $1.204 billion for the twelve months ended September 30, 2011. Cash provided by financing activities of $511 million for the fiscal year ended September 30, 2013 consisted of proceeds from the issuance of New Senior Secured Notes of $727 million and subsequent repayment of $73 million, proceeds from the Term Loan Facility of $1.412 billion and subsequent repayment of $110 million, offset by repayment of $1.250 billion of Old Secured Notes, $95 million of tender/call premiums and $34 million of consent fees paid on early redemption of debt, $62 million of deferred financing costs paid for refinancing and $4 million of distributions to noncontrolling interest holders. Cash used in financing activities of $3 million for the fiscal year ended September 30, 2012 consisted of distributions to our noncontrolling interest holders. Cash provided by financing activities of $1.204 billion for the twelve months ended September 30, 2011 consisted primarily of a capital contribution received from Parent of $1.099 billion, net proceeds from the issuance of the Unsecured WMG Notes of $747 million, net proceeds from the issuance of the Second Tranche of Old Secured Notes of $157 million, proceeds from the issuance of the Holdings Notes of $150 million and proceeds from the exercise of stock options of $6 million, partially offset by full repayment of the Old Acquisition Corp. Notes of $626 million, the full repayment of the Old Holdings Notes of $258 million, deferred financing fees related to new debt obligations of $70 million and distributions to our noncontrolling interest holders of $1 million.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, including the closing working capital adjustment in connection with our acquisition of PLG, if any, and any dividends, prepayments of debt or repurchases of our outstanding notes in open market purchases, privately negotiated purchases or otherwise we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

Existing Debt as of September 30, 2013

As of September 30, 2013 (Successor), our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility (a)	$—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,303
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	213
11.5% Senior Notes due 2018—Acquisition Corp. (d)	751
13.75% Senior Notes due 2019—Holdings	150

Total long-term debt, including the current portion	$2,867

(a)	Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2013 (Successor). There were no loans outstanding under the Revolving Credit Facility as of September 30, 2013 (Successor).

(b)	Principal amount of $1.310 billion less unamortized discount of $7 million. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at September 30, 2013 (Successor).
(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at September 30, 2013 (Successor).
(d)	Face amount of $765 million less unamortized discounts of $14 million and $16 million at September 30, 2013 (Successor) and September 30, 2012 (Successor), respectively.

Revolving Credit Facility

On November 1, 2012 (the “2012 Refinancing Closing Date”), Acquisition Corp. entered into a credit agreement (the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”).

General

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the Revolving Credit Facility. The Revolving Credit Facility provides for a revolving credit facility in the amount of up to $150,000,000 (the “Commitments”) and includes a $50,000,000 letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds Sterling. The Revolving Credit Facility permits loans for general corporate purposes. The Revolving Credit Facility may also be utilized to issue letters of credit on or after the 2012 Refinancing Closing Date.

The final maturity of the Revolving Credit Facility is November 1, 2017.

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

The Revolving Credit Facility bears a facility fee equal to 0.50%, payable quarterly in arrears, based on the daily commitments during the preceding quarter. The Revolving Credit Facility bears customary letter of credit fees. Acquisition Corp. is also required to pay certain upfront fees to lenders and agency fees to the agent under the Revolving Credit Facility, in the amounts and at the times agreed between the relevant parties.

Prepayments

If, at any time, the aggregate amount of outstanding loans (including letters of credit outstanding thereunder) exceeds the Commitments, prepayments of the loans (and after giving effect to such prepayment the cash collateralization of letters of credit) will be required in an amount equal to such excess. The application of proceeds from mandatory prepayments shall not reduce the aggregate amount of then effective commitments under the Revolving Credit Facility and amounts prepaid may be reborrowed, subject to then effective commitments under the Revolving Credit Facility.

Voluntary reductions of the unutilized portion of the Commitments and prepayments of borrowings under the Revolving Credit Facility are permitted at any time, in minimum principal amounts as set forth in the Revolving Credit Facility, without premium or penalty, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of LIBOR-based borrowings other than on the last day of the relevant interest period.

Ranking

The indebtedness incurred under the Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Revolving Credit Facility. Indebtedness incurred under the Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Term Loan Credit Agreement (as defined below), the New Secured Notes and any future senior secured credit facility; is effectively senior to the Revolving Borrower’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its Subsidiary Guarantors (as defined below)).

Guarantee

Certain of the domestic subsidiaries of Acquisition Corp. entered into a Subsidiary Guaranty, dated as of the 2012 Refinancing Closing Date (the “Revolving Subsidiary Guaranty”), pursuant to which all obligations under the Revolving Credit Facility are guaranteed by Acquisition Corp.’s existing subsidiaries that guarantee the New Secured Notes and each other direct and indirect wholly-owned U.S. subsidiary, other than certain excluded subsidiaries (collectively, the “Subsidiary Guarantors”).

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

Amendment

Acquisition Corp. entered into an amendment, dated April 23, 2013 (the “Revolving Credit Agreement Amendment”) to the Revolving Credit Agreement. The Revolving Credit Agreement Amendment reduced the applicable interest rate margin under the Revolving Credit Agreement and increased flexibility under the Revolving Credit Agreement to make investments in non-guarantors so as to permit internal reorganizations and optimization of ownership structure in foreign subsidiaries.

Term Loan Facility

On the 2012 Refinancing Closing Date, Acquisition Corp. entered into a credit agreement (the “Term Loan Credit Agreement”) for a senior secured term loan credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “New Senior Credit Facilities”).

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

Ranking

The indebtedness incurred under the Term Loan Facility constitutes senior secured obligations of the Term Loan Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Term Loan Facility. Indebtedness incurred under the Term Loan Facility ranks senior in right of payment to the Term Loan Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Term Loan Borrower’s existing and future senior indebtedness, including indebtedness under the Revolving Credit Facility, the New Secured Notes and any future senior secured credit facility; is effectively senior to the Term Loan Borrower’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Term Loan Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Term Loan Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Term Loan Borrower or one of its Subsidiary Guarantors).

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

Term Loan Credit Agreement Amendment

On May 9, 2013, Acquisition Corp. entered into the Term Loan Credit Agreement Amendment to the Term Loan Credit Agreement, among Acquisition Corp., Holdings, the subsidiaries of Acquisition Corp. party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Amended Term Loan Credit Agreement provided for a $820 million delayed draw senior secured term loan facility (the “Incremental Term Loan Facility”) and the Term Loan Credit Agreement Amendment (i) effectuated a reduction of the applicable interest margin and the Term Loan LIBOR Rate floor for term loans outstanding on the date of the amendment and (ii) extended the maturity of term loans outstanding on the date of the amendment.

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

The Unsecured WMG Notes were issued at 97.673% of their face value for total net proceeds of $747 million, with an effective interest rate of 12%. The original issue discount (OID) was $17 million. The OID is the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 of each year at a fixed rate of 11.50% per annum.

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

Change of Control

Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of Unsecured WMG Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and special interest, if any, to the repurchase date.

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

The Holdings Notes were issued at 100% of their face value. The Holdings Notes mature on October 1, 2019 and bear interest payable semi-annually on April 1 and October 1 of each year at a fixed rate of 13.75% per annum.

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

Additional Consents Related To Our Notes

On March 4, 2013, we entered into supplemental indentures to the indentures governing all of our outstanding notes, as applicable, after the requisite consents with respect to the applicable consent solicitations were received. The supplemental indentures amended the applicable indentures to permit us to provide certain Specified Information (as defined in the applicable supplemental indenture) with respect to the acquisition of Parlophone Label Group from Universal Music Group in satisfaction of the financial reporting covenants in the indentures governing our outstanding notes.

On October 22, 2012, we commenced consent solicitations relating to the Unsecured WMG Notes and Holdings Notes. We entered into supplemental indentures to the indentures governing the Unsecured WMG Notes and the Holdings Notes, as applicable, after the requisite consents with respect to the applicable consent solicitations were received. The supplemental indentures amended the applicable indentures to permit us to incur additional secured indebtedness under certain circumstances.

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness. The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Term Loan Credit Facility as of September 30, 2013.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) share-based compensation expense and also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and our Term Loan Credit Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

Consolidated EBITDA as presented below is not a measure of the performance of our business and should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year. In addition, our debt instruments require that the leverage ratio be calculated on a pro forma basis for certain transactions including acquisitions as if such transactions had occurred on the first date of the measurement period and may include expected cost savings and synergies resulting from or related to any such transaction. There can be no assurances that any such cost savings or synergies will be achieved in full.

The following is a reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the leverage ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters ended September 30, 2013. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2013
Net Loss	$(172)
Income tax expense	(31)
Interest expense, net	181
Depreciation and amortization	258
Restructuring costs (a)	33
Net hedging and foreign exchange losses (b)	14
Management fees (c)	8
Transaction costs (d)	49
Business optimization expenses (e)	12
Proforma savings (f)	73
Loss on extinguishment of debt (g)	85
Equity based compensation expense (h)	19
Other non-cash charges (i)	3

Consolidated EBITDA	$532

Pro forma impact of specified transactions (j)	88

Pro Forma Consolidated EBITDA	$620

Consolidated Funded Indebtedness (k)	$2,767

Leverage Ratio (l)	4.22x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)	Reflects costs mainly related to the Company’s participation in the EMI sales process, including the subsequent regulatory review, as well as other integration and other nonrecurring costs related to the Acquisition.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended September 30, 2013 as well as pro forma cost savings and other synergies from our acquisition of PLG. Pro forma savings reflected in the table above reflect targeted savings of $70 million expected from our acquisition of PLG as well as other cost savings or synergies projected to result from actions taken or expected to be taken no later than twelve months after September 30, 2013.
(g)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the November 2012 refinancing and June 2013 debt repayment.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects all non-cash charges not included in other items above, including but not limited to impairment and purchase accounting charges.
(j)	Reflects the $88 million impact for the acquisition of PLG excluding the related targeted savings included above, as if the specified transaction had occurred on the first day of the September 30, 2013 measurement period.
(k)	Reflects the principal balance of external debt at Acquisition Corp of approximately $2.7 billion, plus the annualized daily revolver borrowings of $19 million, plus contractual obligations of deferred purchase price of $2 million, plus contingent consideration related to acquisitions of $16 million.
(l)	Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended September 30, 2013. This is calculated net of cash and cash equivalents of the Company as of September 30, 2013 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility was 6.00x as of the end of any fiscal quarter in fiscal 2013. For fiscal 2014, this ratio is 6.00x as of the end of the first quarter, 5.75x as of the end of the second and third quarters, and 5.50x as of the end of the fourth quarter. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2013, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

Firm Commitments and Outstanding Debt	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
	(in millions)
Secured Notes (1)	$—	$—	$—	$655	$655
Interest Secured Notes (1)	40	80	80	100	300
Unsecured WMG Notes (1)	—	—	—	765	765
Interest on Unsecured WMG Notes (1)	88	176	176	44	484
Holdings Notes (1)	—	—	—	150	150
Interest on Holdings Notes (1)	21	41	41	41	144
Term Loan (1)	13	26	26	1,245	1,310
Interest on Term Loan (1)	49	96	94	81	320
Operating leases (2)	71	106	71	67	315
Capital leases (3)	3	6	2	—	11
Artist, songwriter and co-publisher commitments (4)	201	*	*	*	201
Management Fees (5)	9	18	18	**	45
Minimum funding commitments to investees and other obligations (6)	4	3	—	—	7

Total firm commitments and outstanding debt	499	552	508	3,148	4,707

The following is a description of our firmly committed contractual obligations at September 30, 2013:

(1)	Outstanding debt obligations consist of the Term Loan Facility, Dollar Notes, Euro Notes, Unsecured WMG Notes and the Holdings Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2013. Amounts do not include any fair value adjustments, bond premiums or discounts. See Note 9 to the audited financial statements for a description of our financing arrangements.
(2)	Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $20 million of total sublease income expected to be received under non-cancelable agreements. The future minimum payments reflect the amounts owed under our lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Acquisition.
(3)	See Note 15 to the consolidated financial statements.
(4)	The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Such commitments are payable principally over a ten-year period, and generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and co-publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent for the next 12 month period approximates $201 million at September 30, 2013. Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.
(5)

Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time and (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses. The Company or one or more of its subsidiaries will also pay Access a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses.

(6)	We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities include $30 million and $14 million of liabilities for uncertain tax positions as of September 30, 2013 and September 30, 2012, respectively. We are unable to accurately predict when these amounts will be realized or released.
*	Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions from talent, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.
**	Per the above explanation, the minimum annual fee will be approximately $9 million per year. This amount may vary based on the terms described above; and will continue as long as the Management Agreement remains unmodified and effective.

MARKET RISK MANAGEMENT

We are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We have significant transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. For the fiscal year ended September 30, 2013, prior to intersegment elimination, approximately $1.731 billion, or 60%, of our revenues were generated outside of the U.S. The top five revenue-producing international countries are the U.K., France, Germany, Japan, and Italy, which use the British Pound Sterling, euro, euro, Japanese Yen, and euro as currencies, respectively. See Note 17 to our audited financial statements included elsewhere herein for information on our operations in different geographical areas.

Historically, we have used, and continue to use, foreign exchange forward contracts and foreign exchange options primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar and Australian dollar. In addition, we currently hedge foreign currency risk associated with financing transactions such as third-party and inter-company debt and other balance sheet items. See Note 16 to our audited financial statements included elsewhere herein for additional information.

Interest Rate Risk

We have $2.888 billion of principal debt outstanding at September 30, 2013, of which $1.310 million is variable rate debt. As such, we are exposed to changes in interest rates. We currently manage this exposure through the fixed-to-floating debt ratio; at September 30, 2013, 55% of the Company’s debt was at a fixed rate. In addition, at September 30, 2013, all of our floating rate debt under our Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed-rate debt until such time as the LIBOR rate moves higher than the floor.

In addition to the $1.310 million of variable rate debt, we also had $1.578 billion of fixed-rate debt. Based on the level of interest rates prevailing at September 30, 2013, the fair value of the fixed-rate and variable rate debt was approximately $3.060 billion. Further, based on the amount of our fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $11 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Business Combinations

We account for our business acquisitions under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combination (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The discount rate utilized in the analysis was 11% while the terminal growth rate used in the DCF analysis was 2%. If our assumptions or estimates in the fair value calculation change, the fair value of our acquired intangible assets could change, this would also change the value of our goodwill.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets as required by FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”). Under ASC 350, we no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the step one of the two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.

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

As of September 30, 2013, we had recorded goodwill in the amount of $1.668 billion, including $1.204 billion and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2013 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2013 analysis ranged from 7% to 14% while the terminal growth rates used in the DCF analysis ranged from 1% to 2%. The fair values of all our reporting units were in excess of their carrying value as of our annual impairment test. The fair value of our Music Publishing reporting unit was closest to its carrying value and was 5% in excess of its carrying value at September 30, 2013. Both U.S. Recorded Music and International Recorded Music were greater than 40% in excess of their respective carrying values at September 30, 2013.

If our assumptions or estimates in the fair value calculation change, we could incur impairment charges in future periods. For example, if the discount rates or terminal growth rates utilized in our fiscal 2013 annual impairment testing increased or decreased, respectively, by approximately 50-150 basis points, the estimated fair value of our Music Publishing reporting unit would have fallen below its carrying value.

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

See Note 7 to our audited consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended September 30, 2013 for a further discussion of our goodwill and other intangible assets.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $55 million and $63 million were established at September 30, 2013 and September 30, 2012, respectively. The ratio of our receivable allowances to gross accounts receivables was 10% at September 30, 2013 and 14% at September 30, 2012.

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

We had $266 million and $258 million of advances in our balance sheet at September 30, 2013 and September 30, 2012, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

Accounting for Share-based Compensation

Share-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s shares. The Company’s Senior Management Long Term Incentive Plan is classified as a liability rather than equity under ASC 718. Liability classified share-based compensation costs are measured at fair value each reporting date until settlement. Because it is not practical for WMG to estimate the volatility of its share price needed to use the fair value approach since our stock is not currently publically traded, WMG has made a policy election that whenever share-based payment awards are required to be measured as a liability, the Company will use the intrinsic value method to measure the costs. Under the intrinsic value method, WMG obtains a valuation of our presumed stock price at least annually (or more frequently for significant changes in the business) and re-measures the related awards using this new price, recognizing compensation costs for the difference between the existing price and new price.

Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and, growth rates, as well as relevant comparable company earnings multiples for the market-based approach including the determination of whether a premium or discount should be applied to those comparables. The cash flows employed in the DCF analyses are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of the presumed share price. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future pricing. In determining which discount rate to utilize, management determines the appropriate weighted average cost of capital (“WACC”) for the Company. Management considers many factors in selecting a WACC, including the market view of risk, the appropriate capital structure and the appropriate borrowing rates for the Company. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of our presumed stock price.

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

As discussed in Note 16 to our audited financial statements the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2013, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2012.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. Historically, we have used, and continue to use, foreign exchange forward contracts and foreign exchange options primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar and Australian dollar. As of September 30, 2013, the Company had outstanding hedge contracts for the sale of $249 million and the purchase of $1.044 billion of foreign currencies at fixed rates. Subsequent to September 30, 2013, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2013, assuming a hypothetical 10% depreciation of the U.S dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $79 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WARNER MUSIC GROUP CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Contents

Audited Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	98

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	99

Consolidated Balance Sheets as of September 30, 2013 and September 30, 2012	100

Consolidated Statements of Operations for the fiscal year ended September 30, 2013 (Successor), September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), and the period from October 1, 2010 to July 19, 2011 (Predecessor)	101

Consolidated Statement of Comprehensive Loss for the fiscal year ended September 30, 2013 (Successor), September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), and the period from October 1, 2010 to July 19, 2011 (Predecessor)	102

Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2013 (Successor), September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), and the period from October 1, 2010 to July 19, 2011 (Predecessor)	103

Consolidated Statements of Equity (Deficit) for the fiscal year ended September 30, 2013 (Successor), September 30, 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor), and the period from October 1, 2010 to July 19, 2011 (Predecessor)	104

Notes to Consolidated Audited Financial Statements	105

Quarterly Financial Information	140

Supplementary Information—Consolidating Financial Statements	142

Schedule II—Valuation and Qualifying Accounts	157

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. as of September 30, 2013 (Successor) and 2012 (Successor), and the related consolidated statements of operations, comprehensive loss, cash flows, and equity (deficit) for the fiscal years ended September 30, 2013 (Successor) and 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor) and the period from October 1, 2010 to July 19, 2011 (Predecessor). Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Music Group Corp. at September 30, 2013 (Successor) and 2012 (Successor), and the consolidated results of its operations and its cash flows for the years ended September 30, 2013 (Successor) and 2012 (Successor), the period from July 20, 2011 to September 30, 2011 (Successor) and the period from October 1, 2010 to July 19, 2011 (Predecessor) in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule II, when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

December 12, 2013

Warner Music Group Corp.

Consolidated Balance Sheets

	Successor
	September 30, 2013	September 30, 2012
	(in millions)
Assets
Current assets:
Cash and equivalents	$155	$302
Accounts receivable, less allowances of $55 million and $63 million	511	398
Inventories	33	28
Royalty advances expected to be recouped within one year	93	116
Deferred tax assets	43	51
Prepaid and other current assets	59	44

Total current assets	894	939
Royalty advances expected to be recouped after one year	173	142
Property, plant and equipment, net	180	152
Goodwill	1,668	1,380
Intangible assets subject to amortization, net	3,107	2,499
Intangible assets not subject to amortization	120	102
Other assets	110	64

Total assets	$6,252	$5,278

Liabilities and Equity
Current liabilities:
Accounts payable	$280	$156
Accrued royalties	1,147	997
Accrued liabilities	321	253
Accrued interest	75	89
Deferred revenue	139	101
Current portion of long-term debt	13	—
Other current liabilities	25	10

Total current liabilities	2,000	1,606
Long-term debt	2,854	2,206
Deferred tax liabilities, net	439	375
Other noncurrent liabilities	216	147

Total liabilities	$5,509	$4,334

Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 and 1,000 shares issued and outstanding)	—	—
Additional paid-in capital	1,128	1,129
Accumulated deficit	(341)	(143)
Accumulated other comprehensive loss, net	(61)	(59)

Total Warner Music Group Corp. equity	$726	$927
Noncontrolling interest	17	17

Total equity	743	944

Total liabilities and equity	$6,252	$5,278

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
	(in millions)
Revenues	$2,871	$2,780	$556	$2,311
Costs and expenses:
Cost of revenues	(1,499)	(1,459)	(288)	(1,261)
Selling, general and administrative expenses (a)	(1,090)	(1,019)	(196)	(874)
Amortization of intangible assets	(207)	(193)	(38)	(178)

Total costs and expenses	(2,796)	(2,671)	(522)	(2,313)

Operating income (loss)	75	109	34	(2)
Loss on extinguishment of debt	(85)	—	—	—
Interest expense, net	(203)	(225)	(62)	(151)
Other (expense) income, net	(12)	8	—	5

Loss before income taxes	(225)	(108)	(28)	(148)
Income tax benefit (expense)	31	(1)	(3)	(27)

Net loss	(194)	(109)	(31)	(175)
Less: (income) loss attributable to noncontrolling interests	(4)	(3)	—	1

Net loss attributable to Warner Music Group Corp.	$(198)	$(112)	$(31)	$(174)

Net loss per common share attributable to Warner Music Group Corp.:
Earnings per share:
Basic				$(1.15)

Diluted				$(1.15)

Weighted average common shares:
Basic				150.9

Diluted				150.9

(a) Includes depreciation expense of:	$(51)	$(51)	$(9)	$(33)

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
	(in millions)
Net loss	$(194)	$(109)	$(31)	$(175)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3)	(19)	(35)	9
Minimum pension liability	2	(7)	1	—
Deferred gains (losses) on derivative financial instruments	(1)	—	1	2

Total other comprehensive (loss) income, net of tax:	(2)	(26)	(33)	11

Total comprehensive loss	(196)	(135)	(64)	(164)
Less: comprehensive (income) loss attributable to noncontrolling interest	(4)	(3)	—	1

Comprehensive loss attributable to Warner Music Group Corp.	$(200)	$(138)	$(64)	$(163)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	From July 20, 2011 Through September 30, 2011	From October 1, 2010 Through July 19, 2011
	(in millions)
Cash flows from operating activities
Net loss	$(194)	$(109)	$(31)	$(175)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	258	244	47	211
Deferred taxes	(73)	(26)	(2)	(15)
Non-cash interest expense (income)	13	(2)	2	9
Non-cash, share-based compensation expense	19	—	—	24
Loss on extinguishment of debt	85	—	—	—
Equity losses (gains), including distributions	3	(2)	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(15)	(16)	(68)	119
Inventories	(5)	1	(2)	10
Royalty advances	(1)	47	26	(16)
Accounts payable and accrued liabilities	73	39	29	(147)
Royalty payables	6	22	(73)	4
Accrued interest	(14)	34	30	(34)
Other current balance sheet changes	5	(7)	8	13
Other noncurrent balance sheet changes	(1)	(16)	(30)	11

Net cash provided by (used in) operating activities	159	209	(64)	12

Cash flows from investing activities
Purchase of Predecessor	—	—	(1,278)	—
Capital expenditures	(34)	(32)	(11)	(37)
Acquisition of publishing rights	(37)	(32)	(3)	(59)
Investments and acquisitions of businesses, net of cash acquired	(737)	(8)	—	(59)
Proceeds from sale of music catalog	—	2	—	—
Proceeds from the sale of building	—	12	—	—

Net cash used in investing activities	(808)	(58)	(1,292)	(155)

Cash flows from financing activities
Capital Contribution from Parent	—	—	1,099	—
Repayment of Acquisition Corp. 9.5% Senior Subordinated Notes	(1,250)	—	—	—
Proceeds from issuance of Acquisition Corp 6.0% Senior Secured Notes	500	—	—	—
Repayment of Acquisition Corp 6.0% Senior Secured Notes	(50)	—	—	—
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—	—	—
Repayment of Acquisition Corp 6.25% Senior Secured Notes	(23)	—	—	—
Proceeds from Acquisition Corp Term Loan Facility	1,412	—	—	—
Repayment of Term Loan	(110)	—	—	—
Proceeds from draw down of the Revolving Credit Facility	136	—	—	—
Repayment of the Revolving Credit Facility	(136)	—	—	—
Proceeds from issuance of 9.5% Acquisition Corp. Senior Secured Notes	—	—	157	—
Proceeds from issuance of Acquisition Corp. 11.5% Senior Unsecured Notes	—	—	747	—
Proceeds from issuance of Holdings Corp. 13.75% Senior Unsecured Notes	—	—	150	—
Repayment of Acquisition Corp. 7 3/8% Dollar-denominated and 8 1/8% Sterling-denominated Senior Subordinated Notes	—	—	(626)	—
Repayment of Holdings 9.5% Senior Discount Notes	—	—	(258)	—
Financing costs paid	(129)	—	(70)	—
Deferred financing costs paid	(62)
Proceeds from the exercise of stock options	—	—	—	6
Distributions to noncontrolling interest holders	(4)	(3)	—	(1)

Net cash provided by (used in) financing activities	511	(3)	1,199	5

Effect of foreign currency exchange rate changes on cash	(9)	—	(8)	18

Net (decrease) increase in cash and equivalents	(147)	148	(165)	(120)
Cash and equivalents at beginning of period	302	154	319	439

Cash and equivalents at end of period	$155	$302	$154	$319

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Warner Music Group Corp. Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Value
	(in millions, except number of common shares)
Balance at September 30, 2010 (Predecessor)	154,950,776	0.001	611	(929)	53	(265)	54	(211)
Net loss	—	—	—	(174)	—	(174)	(1)	(175)
Other comprehensive income, net of tax	—	—	—	—	11	11	—	11
Distribution to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Share-based compensation	(7,731,089)	0.001	24	—	—	24	—	24
Exercises of stock options	1,688,541	—	6	—	—	6	—	6

Balance at July 19, 2011 (Predecessor)	148,908,228	$0.001	$641	$(1,103)	$64	$(398)	$49	$(349)

Successor:
Initial investment by Parent	1,000	$0.001	$1,129	$—	$—	$1,129	$—	$1,129
Net loss	—	—	—	(31)	—	(31)	—	(31)
Other comprehensive loss, net of tax	—	—	—	—	(33)	(33)	—	(33)
Distribution to noncontrolling interest						—	17	17

Balance at September 30, 2011 (Successor)	1,000	$0.001	$1,129	$(31)	$(33)	$1,065	$17	$1,082

Net (loss) income	—	—	—	(112)	—	(112)	3	(109)
Other comprehensive loss, net of tax	—	—	—	—	(26)	(26)	—	(26)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3)	(3)

Successor Balance at September 30, 2012	1,000	$0.001	$1,129	$(143)	$(59)	$927	$17	$944

Net (loss) income	—	—	—	(198)	—	(198)	4	(194)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Distribution to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Deconsolidation of entity	—	—	(1)	—	—	(1)	—	(1)
Stock dividend	55	—	—	—	—	—	—	—

Successor Balance at September 30, 2013	1,055	$0.001	$1,128	$(341)	$(61)	$726	$17	$743

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

Acquisition of Warner Music Group by Access Industries

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

PLG Acquisition

On July 1, 2013, the Company completed its acquisition of Parlophone Label Group. See Note 4 for a further discussion.

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

In the U.S., Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and the Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Big Beat, East West, Elektra, Erato, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville, and Word.

Outside the U.S., Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally the Company engages in the same activities as in the U.S.: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller markets, the Company licenses to unaffiliated third-party record labels the right to distribute the Company’s records. The Company’s international artist services operations also include a network of concert promoters through which it provides resources to coordinate tours for the Company’s artists and other artists.

The Company’s Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors in the U.S., Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

and wholesale distributors in the U.S.; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and the Company’s worldwide artist and label-services organization, including ADA Worldwide, which provides distribution services outside of the U.S. through a network of affiliated and non-affiliated distributors.

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are otherwise exploited by digital subscription services such as Spotify, Rhapsody and Deezer, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

The Company has integrated the sale of digital content into all aspects of its Recorded Music and Music Publishing businesses including Artist & Repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to make sure that while a record is being made, digital assets are also created with all distribution channels in mind, including subscription services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its mobile and online partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of musical content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other areas of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it help create.

The Company believes that entering into artist services and expanded-rights deals and enhancing its artist services capabilities will permit it to diversify revenue streams and capitalize on revenue opportunities in merchandising, fan clubs, sponsorship, concert promotion and touring. This will provide for improved long-term relationships with artists and allow us to more effectively connect artists and fans.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Since 2012, Warner/Chappell has been making an effort to augment its film and TV music business, with the acquisitions of certain songs and recordings from numerous critically acclaimed films and TV shows. These acquisitions will help Warner/Chappell take advantage of the higher margins and strong synchronization and performance income in the TV/film space. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

2. Basis of Presentation

Basis of Consolidation

The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest required to be consolidated in accordance with U.S. GAAP. All inter-company balances and transactions have been eliminated. Certain reclassifications have been made to the prior fiscal years’ consolidated financial statements to conform with the current fiscal-year presentation.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2013 ended on September 27, 2013, the fiscal year ended September 30, 2012 ended on September 28, 2012, and the twelve months ended September 30, 2011 ended on September 30, 2011. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that other than described in Note 20 no additional disclosures are necessary.

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Business Combinations

The Company accounts for its business acquisitions under the FASB ASC Topic 805, Business Combination (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company includes checks outstanding at year end as a component of accounts payable, instead of a reduction in its cash balance.

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

Concentration of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. The Company has no Recorded Music customers that individually represent more than 10% of the Company’s consolidated gross accounts receivable. As such, the Company does not believe there is any significant collection risk.

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 19) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

Property, Plant and Equipment

Property, plant and equipment existing at the date of the Merger or acquired in conjunction with subsequent business combinations are recorded at fair value. All other additions are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to seven years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over the life of the lease or estimated useful lives of the improvements, whichever period is shorter.

Internal-Use Software Development Costs

As required by FASB ASC Subtopic 350-40, Internal-Use Software (“ASC Topic 350-40”), the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years and are recorded as a component of depreciation expense.

Accounting for Goodwill and Other Intangible Assets

In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC Topic 350”), the Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment test to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess. Goodwill is tested annually for impairment during the fourth quarter of each fiscal year as of July 1 or earlier upon the occurrence of certain events or substantive changes in circumstances.

The Company performs an annual impairment test of its indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment test. The impairment test involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The impairment test requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others.

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

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including finite lived intangibles, property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the lives assigned may no longer be appropriate. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If it is determined that events and circumstances warrant a revision to the remaining period of amortization, an asset’s remaining useful life shall be changed, and the remaining carrying amount of the asset shall be amortized prospectively over that revised remaining useful life.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include interest-rate swap and foreign exchange contracts. The following summary sets forth the components of other comprehensive income (loss), net of related taxes, which have been accumulated in equity (deficit) since September 30, 2010 (Predecessor):

	Foreign Currency Translation Gain (Loss)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at September 30, 2010 (Predecessor)	$58	$(3)	$(2)	$53

Activity through July 19, 2011	9	—	2	11

Balance at July 19, 2011 (Predecessor)	$67	$(3)	$—	$64

Successor activity from July 20, 2011 through September 30, 2011	(35)	1	1	(33)

Balance at September 30, 2011 (Successor)	$(35)	$1	$1	$(33)

Activity through September 30, 2012	(19)	(7)	—	(26)

Balance at September 30, 2012 (Successor)	$(54)	$(6)	$1	$(59)

Activity through September 30, 2013	(3)	2	(1)	(2)

Balance at September 30, 2013 (Successor)	$(57)	$(4)	$—	$(61)

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $70 million, $67 million, $11 million and $77 million for the fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor), respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

Shipping and Handling

The costs associated with shipping goods to customers are recorded as cost of revenues. Shipping and handling charges billed to customers are included in revenues.

Share-Based Compensation

The Company accounts for share-based payments as required by FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense. Under the fair value recognition provision of ASC 718, equity classified share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Under the Predecessor, the Company had applied the modified prospective method and expensed deferred share-based compensation on an accelerated basis over the vesting period of the share-based payment award. Expected forfeitures were included in determining share-based compensation expense.

Predecessor estimated the fair value of its grants made using the binomial method, which included assumptions related to volatility, dividend yield and risk-free interest rate. Predecessor also awarded or sold restricted shares to its employees. For restricted shares awarded or sold below market value, the accounting charge was measured at the grant date and amortized ratably as non-cash compensation over the vesting term. The Company does not currently have any share-based payments classified as equity.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long term incentive plan that has liability classification for share-based compensation costs.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of this standard update did not have an impact on the Company’s financial statements.

During the fourth quarter of fiscal 2013, the Company adopted ASU 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04, which was effective upon issuance for financial statements that have not been issued. This ASU allows an indefinite deferral of a previously expiring piece of guidance, which means that the Company can continue to use the intrinsic value method for its share-based compensation plan indefinitely. The adoption of this standard update did not have an impact on the Company’s financial statements.

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

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU attempts to eliminate diversity in practice by requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than presentation.

4. Acquisition of Parlophone Label Group

On February 6, 2013, the Company signed a definitive agreement to acquire 100% of the shares of the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”) by and among Warner Music Holdings Limited, an English company and wholly-owned subsidiary of the Company (“WM Holdings UK”), certain related entities identified in the PLG Agreement (such entities, together with WM Holdings UK, the “Buyers”), Acquisition Corp., as Buyers’ Guarantor, and EGH1 BV, a Dutch company, EMI Group Holdings BV, a Dutch company, and Delta Holdings BV, a Dutch company, as Sellers (as defined therein) (collectively, the “PLG Sellers”), and Universal International Music BV, a Dutch company, as Sellers’ Guarantor (as defined therein), pursuant to which the PLG Sellers agreed to sell, and the Buyers agreed to buy, the outstanding shares of capital stock of PLG Holdco Limited, an English company (“PLG Holdco”) and certain related entities identified in the PLG Agreement (such entities, together with PLG Holdco, “PLG”).

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

On June 28, 2013, the parties to the PLG Agreement entered into a Deed of Variation, resulting in an Amended and Restated Share Sale and Purchase Agreement (the “PLG Amended Agreement”). The PLG Amended Agreement provides for, among other amendments, a revision to the definition of “Aggregate Payments” to increase this amount from the consideration paid for the outstanding shares of capital stock in PLG Holdco and certain related entities identified in the PLG Amended Agreement to an amount that reflects the entire purchase price. The adjustment to this definition results in a greater potential cap on liability for the PLG Sellers in connection with certain claims that may be brought under the PLG Amended Agreement. On July 1, 2013, the Company completed the Acquisition.

In connection with the Acquisition, the Company incurred $38 million in professional fees and integration costs, as well as an $11 million fee under the Management Agreement (defined below) during the fiscal year ended September 30, 2013.

The Acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of the Company, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 19 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

The table below presents (i) the preliminary estimate of the Acquisition consideration as it relates to the acquisition of PLG by the Buyers and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of July 1, 2013 (in millions):

Purchase Price	£487
Preliminary Working Capital Adjustment	13

Adjusted Purchase Price	£500
Foreign Exchange Rate at July 1, 2013	1.53

Adjusted Purchase Price in U.S. dollars	$765

Fair Value of assets acquired and liabilities assumed:
Cash	46
Accounts receivable	80
Other current assets	8
Property, plant and equipment	39
Intangible assets	764
Accounts payable	(83)
Royalties payable	(147)
Other current liabilities	(21)
Deferred revenue	(25)
Deferred tax liabilities	(139)
Other noncurrent liabilities	(20)

Fair value of net assets acquired	502
Goodwill recorded	263

Total purchase price allocated	$765

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The goodwill recorded

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

as part of the Acquisition reflects the expected value to be generated from the continuing transition of the music industry and the expected resulting cost savings; cost and revenue synergies to be realized; as well as any intangible assets that do not qualify for separate recognition. The resulting goodwill has been allocated to our Recorded Music reportable segment. The Company does not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

The final allocation of the purchase price is pending determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the PLG Agreement.

The components of the intangible assets identified in the table above and the related useful lives, allocated to the Company’s Recorded Music reportable segment, are as follows:

	Value	Useful Life
	(in millions)
Trademark and trade name	$17	Indefinite
Catalog	442	13 years
Artist contracts	305	10 years

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the Acquisition occurred on October 1, 2011. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. Additionally, certain pro forma adjustments have been made to the historical results of PLG in order to (i) convert them to U.S. GAAP; (ii) conform their accounting policies to those applied by the Company; (iii) present them in U.S. dollars; and (iv) align accounting periods. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the Acquisition or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal 2012.

	September 30, 2013	September 30, 2012
	(in millions)
Revenue	$3,131	$3,130
Operating income (loss)	135	(392)
Net loss attributable to Warner Music Group Corp.	(154)	(609)

Actual results related to PLG included in the Consolidated Statements of Operations for the fiscal year ended September 30, 2013 relate to the transition period from July 1, 2013 to September 30, 2013 and consist of revenues of $59 million and operating loss of $32 million.

5. Merger

As further described in Note 1, as a result of the Merger, effective as of July 20, 2011, the Company was acquired by Parent. Merger transaction costs of approximately $53 million were expensed as follows: $10 million and $43 million from July 20, 2011 to September 30, 2011 (Successor) and from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

The Merger was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets and liabilities of the Company, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 19 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

The table below presents the consideration transferred and the fair value of the assets acquired and liabilities assumed as a result of the Merger (in millions).

Cash paid to acquire outstanding WMG shares	$1,228
Cash paid to settle equity awards	50

Total cash consideration	1,278
Less: Cash paid by WMG	(179)

Net Investment	1,099
WMG shares previously held by Parent	30

Total consideration	$1,129

Fair Value of assets acquired and liabilities assumed:
Cash	$140
Accounts receivable	331
Inventory	28
Artist advances	341
Property, plant and equipment	182
Intangible assets	2,879
Other assets	117
Current liabilities	(1,544)
Deferred income tax liabilities	(363)
Deferred revenue	(115)
Other noncurrent liabilities	(173)
Debt	(2,049)
Noncontrolling interests	(17)

Fair value of net liabilities assumed	(243)
Goodwill recorded	1,372

Total consideration allocated	$1,129

Goodwill is calculated as the excess of the consideration paid over the net liabilities assumed. The goodwill recorded as part of the Merger primarily reflects the expected value to be generated from the continued transition of the music industry and the expected resulting cost savings, as well as any intangible assets that do not qualify for separate recognition. Goodwill has been allocated to reportable segments as follows: Recorded Music $908 million and Music Publishing $464 million.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

The components of the intangible assets identified in the table above and the related useful lives, allocated to the Company’s reportable segments, are as follows:

	Value	Useful Life
	(in millions)
Recorded Music
Trademarks and trade names	$51	Indefinite
Trademarks and trade names	7	7 years
Catalog	560	5-11 years
Artist contracts	520	8-12 years
Music Publishing
Trademarks/trade names	$51	Indefinite
Copyrights	1,530	28 years
Songwriter contracts	160	29 years

6. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor September 30, 2013	Successor September 30, 2012
	(in millions)
Land	$16	$9
Buildings and improvements	81	47
Furniture and fixtures	13	12
Computer hardware and software	155	134
Construction in progress	14	1
Machinery and equipment	9	9

	288	212
Less accumulated depreciation	(108)	(60)

	$180	$152

7. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2011 (Successor)	$908	$464	$1,372

Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	8	—	8

Balance at September 30, 2012 (Successor)	916	464	1,380

Acquisitions	274	—	274
Dispositions	—	—	—
Other adjustments	14	—	14

Balance at September 30, 2013 (Successor)	$1,204	$464	$1,668

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

The increase in goodwill during the fiscal year ended September 30, 2013 primarily includes $263 million related to the Acquisition and additional goodwill related to other Recorded Music transactions. The other adjustments during the fiscal year ended September 30, 2013 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the fiscal 2013 impairment analysis did not result in an impairment of the Company’s goodwill.

Other Intangible Assets

Other intangible assets consist of the following:

	Weighted Average Useful Life	Successor September 30, 2013	Successor September 30, 2012
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,006	$547
Music publishing copyrights	28 years	1,546	1,508
Artist and songwriter contracts	13 years	983	667
Trademarks	7 years	7	7

		3,542	2,729
Accumulated amortization		(435)	(230)

Total net intangible assets subject to amortization		3,107	2,499
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	120	102

Total net other intangible assets		$3,227	$2,601

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2013, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ending September 30,
(in millions)
2014	$260
2015	260
2016	250
2017	210
2018	210
Thereafter	1,917

$3,107

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Merger and the Acquisition.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

8. Other Noncurrent Liabilities

Other noncurrent liabilities consist of the following:

	Successor September 30, 2013	Successor September 30, 2012
	(in millions)
Unfavorable and other contractual obligations	$64	$59
Accrued compensation and benefits	67	48
Capital lease	20	—
Deferred income	9	4
Other	56	36

	$216	$147

9. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following (in millions):

	Successor September 30, 2013	Successor September 30, 2012
	(in millions)
Old Revolving Credit Facility (a)	$—	$—
Revolving Credit Facility (b)	—	—
Term Loan Facility due 2020—Acquisition Corp. (c)	1,303	—
9.5% Senior Secured Notes due 2016—Acquisition Corp. (d)	—	1,151
9.5% Senior Secured Notes due 2016—Acquisition Corp. (e)	—	156
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	—
6.25% Senior Secured Notes due 2021—Acquisition Corp. (f)	213	—
11.5% Senior Notes due 2018—Acquisition Corp. (g)	751	749
13.75% Senior Notes due 2019—Holdings	150	150

Total debt	$2,867	$2,206
Less: current portion	13	—

Total long-term debt	$2,854	$2,206

(a)	Reflects $60 million of commitments under the Old Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2012 (Successor). There were no loans outstanding under the Old Revolving Credit Facility as of September 30, 2012 (Successor). The Old Revolving Credit Facility was retired in connection with the 2012 Refinancing (as described below) and replaced with the Revolving Credit Facility.
(b)	Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $1 million at September 30, 2013 (Successor). There were no loans outstanding under the Revolving Credit Facility as of September 30, 2013 (Successor).
(c)	Principal amount of $1.310 billion less unamortized discount of $7 million. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at September 30, 2013 (Successor).

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

(d)	Face amount of $1.1 billion plus unamortized premiums of $51 million at September 30, 2012 (Successor). All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(e)	Face amount of $150 million plus unamortized premiums of $6 million at September 30, 2012 (Successor). All outstanding amounts were repaid in full as part of the 2012 Refinancing.
(f)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at September 30, 2013 (Successor).
(g)	Face amount of $765 million less unamortized discounts of $14 million and $16 million at September 30, 2013 (Successor) and September 30, 2012 (Successor), respectively.

2012 Debt Refinancing

On November 1, 2012, the Company completed a refinancing (the “2012 Refinancing”) of its then outstanding senior secured notes due 2016. In connection with the 2012 Refinancing, the Company issued new senior secured notes consisting of $500 million aggregate principal amount of Senior Secured Notes due 2021 and €175 million aggregate principal amount of Senior Secured Notes due 2021 (the “New Secured Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Term Loan Facility”) and a $150 million revolving credit facility (the “Revolving Credit Facility” and, together with Term Loan Facility, the “New Senior Credit Facilities”). Acquisition Corp. is the borrower under the Revolving Credit Facility (the “Revolving Borrower”) and under the Term Loan Facility (the “Term Loan Borrower”). The proceeds from the 2012 Refinancing, together with $101 million of the Company’s available cash, were used to pay the total consideration due in connection with the tender offers for all of the Company’s previously outstanding $1.250 billion 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining notes not tendered in the tender offers. The Company also retired its existing $60 million revolving credit facility (the “Old Revolving Credit Facility”) in connection with the 2012 Refinancing, replacing it with the Revolving Credit Facility. The Company also borrowed $31 million under the Revolving Credit Facility as part of the 2012 Refinancing, which loans were repaid in full on December 3, 2012.

In connection with the 2012 Refinancing, the Company made a redemption payment of $1.377 billion, which included the repayment of the Company’s previously outstanding $1.250 billion Old Secured Notes, tender/call premiums of $93 million and consent fees of approximately $34 million. The Company also paid approximately $45 million in accrued interest through the closing date.

The Company recorded a loss on extinguishment of debt of approximately $83 million in connection with the 2012 Refinancing in the fiscal year ended September 30, 2013, which represents the difference between the redemption payment and the carrying value of the debt at the refinancing date, which included the principal value of $1.250 billion, plus unamortized premiums of $55 million, less unamortized debt issuance costs of $11 million related to the Old Secured Notes.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

Debt Redemptions

On June 21, 2013, Acquisition Corp. redeemed 10% of its Senior Secured Notes due 2021, representing repayment of $50 million in aggregate principal amount of its outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its outstanding 6.250% Senior Secured Notes due 2021. The Company recorded a loss on extinguishment of debt of approximately $2 million in the fiscal year ended September 30, 2013, which represents the premium paid on early redemption.

Interest Rates

The loans under the Revolving Credit Facility bear interest at Revolving Borrower’s election at a rate equal to (i) Revolving LIBOR Rate plus 2.00% per annum, or (ii) the Revolving Base Rate plus 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan. The Revolving Credit Facility bears a facility fee equal to 0.50%, payable quarterly in arrears, based on the daily commitments during the preceding quarter. The Revolving Credit Facility bears customary letter of credit fees. Acquisition Corp. is also required to pay certain upfront fees to lenders and agency fees to the agent under the Revolving Credit Facility, in the amounts and at the times agreed between the relevant parties.

Maturity of Revolving Credit Facility

The Revolving Credit Facility matures on November 1, 2017.

Maturities of Senior Notes

As of September 30, 2013 (Successor), there are no scheduled maturities of notes until 2018, when $765 million is scheduled to mature. Thereafter, $813 million is scheduled to mature.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Interest Expense, net

Total interest expense, net was $203 million, $225 million, $62 million and $151 million for the fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor). The weighted-average interest rate of the Company’s total debt was 6.9% at September 30, 2013 (Successor) and 10.5% at September 30, 2012 (Successor).

10. Income Taxes

The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
	(in millions)
Domestic	$(73)	$(84)	$(24)	$(129)
Foreign	(152)	(24)	(4)	(19)

Total	$(225)	$(108)	$(28)	$(148)

Current and deferred income taxes (tax benefits) provided are as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
	(in millions)
Federal:
Current	$—	$—	$—	$—
Deferred	(6)	(8)	1	(5)
Foreign :
Current (a)	25	24	5	40
Deferred	(54)	(18)	(3)	(10)
U.S. State:
Current	13	3	—	2
Deferred	(9)	—	—	—

Total	$(31)	$1	$3	$27

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

(a)	Includes cash withholding taxes of $9 million, $8 million, $3 million and $9 million for the fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor), for the period from October 1, 2010 to July 19, 2011 (Predecessor), respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Successor			Predecessor
	Fiscal Year Ended September 30, 2013	Fiscal Year Ended September 30, 2012	From July 20, 2011 through September 30, 2011	From October 1, 2010 through July 19, 2011
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(79)	$(37)	$(10)	$(52)
U.S. state and local taxes	4	3	—	2
Foreign income taxed at different rates, including withholding taxes	15	13	3	18
Increase in valuation allowance	36	28	6	55
Release of valuation allowance	(1)	(1)	—	(11)
Change in tax rates	(20)	(6)	—	—
Nondeductible transaction costs	13	—	4	13
Other	1	1	—	2

Total income tax (benefit) expense	$(31)	$1	$3	$27

For the fiscal year ended September 30, 2013 (Successor) and for the fiscal year ended September 30, 2012 (Successor), the Company incurred losses in the U.S. and certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at September 30, 2013 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below:

	Successor September 30, 2013	Successor September 30, 2012
	(in millions)
Deferred tax assets:
Allowances and reserves	$44	$39
Employee benefits and compensation	39	38
Other accruals	59	48
Long-term debt	—	42
Tax attribute carry forwards	518	418
Other	1	1

Total deferred tax assets	661	586
Valuation allowance	(296)	(244)

Net deferred tax assets	365	342

Deferred tax liabilities:
Depreciation, amortization and artist advances	(12)	(16)
Intangible assets	(749)	(650)

Total deferred tax liabilities	(761)	(666)

Net deferred tax liabilities	$(396)	$(324)

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

At September 30, 2013 (Successor), the Company has U.S. federal tax net operating loss carry-forwards of $632 million, which will begin to expire in fiscal year 2024. Tax net operating loss carry forwards in state, local and foreign jurisdictions expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $163 million, which will begin to expire in 2014.

U.S. income and foreign withholding taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $116 million at September 30, 2013 (Successor). As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2013 (Successor) and September 30, 2012 (Successor), the Company had accrued $6 million and $3 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in millions):

Balance at September 30, 2010 (Predecessor)	$10
Additions for current year tax positions	1
Additions for prior year tax positions	18
Subtractions for prior year tax positions	(18)

Balance at July 19, 2011 (Predecessor)	$11

Unrecognized tax benefits assigned in purchase price accounting	$11
Additions for current year tax positions	—
Additions for prior year tax positions	—

Balance at September 30, 2011 (Successor)	$11

Additions for current year tax positions	4
Additions for prior year tax positions	—
Subtractions for prior year tax positions	(1)

Balance at September 30, 2012 (Successor)	$14

Additions for current year tax positions	5
Additions for prior year tax positions	11
Subtractions for prior year tax positions	—

Balance at September 30, 2013 (Successor)	$30

Included in the total unrecognized tax benefits at September 30, 2013 (Successor) and 2012 (Successor) are $30 million and $14 million, respectively, that if recognized, would favorably affect the effective income tax rate. The amount of the reserve for uncertain tax positions will change in the next twelve months due to uncertain resolution of various income tax matters. An estimate of the range of the possible charge cannot be made until these tax matters are further developed or resolved.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. and the U.K. for the tax years ending through September 30, 2008,

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.

11. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $63 million and $65 million as of September 30, 2013 (Successor) and 2012 (Successor), respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $43 million and $46 million recorded in its balance sheets as of September 30, 2013 and 2012, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor) and for the period from October 1, 2010 through July 19, 2011 (Predecessor), pension expense amounted to $4 million, $4 million, $1 million, and $3 million, respectively.

Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $4 million for the fiscal year ended September 30, 2013 (Successor), $4 million for the fiscal year ended September 30, 2012 (Successor), $1 million for the period from July 20, 2011 through September 30, 2011 (Successor) and $3 million for the period from October 1, 2010 through July 19, 2011 (Predecessor).

12. Restructuring

In conjunction with the Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $85 million in restructuring charges, currently estimated to be made up of employee-related costs of $61 million, real estate costs of $18 million and other costs of $6 million. Total restructuring costs of $22 million have been incurred in the fiscal year ended September 30, 2013 with respect to these actions, which consist entirely of employee-related costs. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee- related Costs	Real Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2012 (Successor)	$—	$—	$—	$—

Restructuring expense	22	—	—	22
Cash Payments	(12)	—	—	(12)

Balance at September 30, 2013 (Successor)	$10	$—	$—	$10

The restructuring accrual, which totaled $10 million at September 30, 2013, is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

A summary of the charges in the consolidated statement of operations resulting from the Restructuring Plan is shown below:

Successor
Fiscal Year Ended September 30, 2013
(in millions)
Selling, general and administrative expense	$22

Total restructuring expense	$22

All of the above expenses were recorded in the Recorded Music reportable segment.

13. Share-Based Compensation Plans

Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s Board of Directors authorized the issuance of up to 82.1918 shares of the Company’s common stock pursuant to the Plan, 41.0959 in respect of deferred equity units and 41.0959 in respect of matching units. The LLC currently owns 55 issued and outstanding shares. Each deferred equity unit is equivalent to 1/10,000 of a share of Company stock. The Company will allocate units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant shall be credited a number of deferred equity units based on their respective allocation divided by $107.13 (the grant date intrinsic value) and an equal number of the related matching units will be allocated. The redemption price of the deferred equity units will equal the fair market value of a fractional share of the Company’s stock on the date of the settlement and the redemption price for the matching units will equal the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one fractional share.

The Company accounts for share-based payments as required by ASC 718. ASC 718 requires all share-based payments to employees to be recognized as compensation expense. Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price.

For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. All deferred and matching equity units will be settled in three installments in December 2018, 2019, and 2020. The deferred units will be settled at the participant’s election for cash equal to the fair market value or one fractional company share. The matching units will be settled for cash equal to the redemption price. In December 2020, all outstanding units become mandatorily redeemable at the then redemption price. Due to this mandatory redemption clause, the Company has classified the awards under the Plan as liability awards. Dividend distributions, if any, are also paid out on vested deferred equity units and are

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award.

The following is a summary of the Company’s share awards for the period ended September 30, 2013:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Fair Value	Matching Equity Units Intrinsic Value	Deferred Equity Units Weighted- Average Grant-Date Intrinsic Value	Matching Equity Units Weighted- Average Grant-Date Intrinsic Value
Unvested units at January 1, 2013
Granted	25	25	$134.62	$27.49	$107.13	$—
Vested	—	—	—	—	—	—
Forfeited	(1)	(1)	—	—	107.13	—

Unvested units at September 30, 2013	24	24	134.62	27.49	107.13	—

The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2013 was $107.13. The fair value of these deferred equity units at September 30, 2013 was $134.62. During the fiscal year ended September 30, 2013, the Company completed the 2012 Refinancing and the Acquisition. There were no units that vested in the period. There was no such activity in the comparable prior year period.

Compensation Expense

The Company recognized non-cash compensation expense related to its share-based compensation plan of $19 million for the fiscal year ended September 30, 2013. Of the $19 million, $12 million related to awards for employees and $7 million related to awards for non-employees for the fiscal year ended September 30, 2013. The Company recognized non-cash compensation expense related to its previous share-based compensation plans of $24 million for the period from October 1, 2010 to July 19, 2011 (Predecessor) that was terminated at the time of the Merger.

In addition, as of September 30, 2013, the Company had approximately $20 million of unrecognized compensation costs related to its unvested share awards. The remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 3 years.

14. Related Party Transactions

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined below) as at such time or (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company also paid Access an $11 million transaction fee related to the Acquisition in fiscal 2013. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

The Company recorded expense of $19 million for the fiscal year ended September 30, 2013 (Successor), $8 million for the fiscal year ended September 30, 2012 (Successor) and $1 million for the period from July 20, 2011 to September 30, 2011 (Successor) related to the Management Agreement with Access, and such amounts have been included as a component of selling, general and administrative expense in the accompanying statement of operations. Such costs incurred by the Company were approximately $8 million for the fiscal years ended September 30, 2013 and September 30, 2012, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for both the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2013, the Company also incurred an $11 million transaction fee related to the Acquisition.

Sublease Arrangements with Related Party

The Company entered into an agreement on September 27, 2011 with Access Industries (UK) Limited, an affiliate of Access, to sublease certain office space from one of the Company’s subsidiaries. In connection with the agreement, the Company will receive less than $0.3 million per year. For the fiscal year ended September 30, 2013 (Successor), the fiscal year ended September 30, 2012 (Successor) and for the period from July 20, 2011 through September 30, 2011 (Successor), an immaterial amount was recorded as a reduction of rent expense in the accompanying statement of operations.

On May 6, 2013, the Company entered into a lease agreement with Access Industries, Inc., an affiliate of Access, for the use of office space leased by Access at the building at 450 West 14th Street in New York City. For the fiscal year ended September 30, 2013, rent expense incurred was less than $0.2 million. The remaining rental commitments at September 30, 2013 totaled $0.3 million through July 31, 2014. The current monthly lease fee is based on the per foot lease costs to the Company of its current headquarters space, which represent market terms. This fee will be updated to reflect the per foot lease costs of the Company’s new headquarters space, but we do not expect this amount to change materially as a result.

Deezer

Access owns a minority equity interest in Blogmusik SAS, a French company trading under the name Deezer (“Deezer”), and is represented on Deezer’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc., have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s content on Deezer’s ad-supported and subscription streaming services, as well as a worldwide PC only and portable subscription service (excluding the USA, Japan and France), pursuant

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

to which Deezer is required to pay fees to WEA International Inc. Deezer is also required to make payments to WEA International Inc. in connection with certain bundling arrangements entered into between Deezer and certain telecommunication service providers. In fiscal year 2013, Deezer paid to WEA International Inc. an aggregate amount of approximately $9 million in connection with the foregoing arrangements.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently the Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company has recorded a $6 million liability as of September 30, 2013 (Successor) based on the fair value of the expected earn-out payments. No earn-out payment was triggered in fiscal 2013. The Company is also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $0.8 million, of which approximately $550,000 has been paid.

15. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under both capital and operating leases. Net rent expense was approximately $61 million, $63 million, $12 million and $45 million for the fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 through September 30, 2011 (Successor) and for the period from October 1, 2010 through July 19, 2011 (Predecessor), respectively.

At September 30, 2013 (Successor), future minimum payments under non-cancelable capital and operating leases (net of sublease income) are as follows:

Years	Capital Leases	Operating Leases
	(in millions)
2014	$3	$66
2015	3	54
2016	3	45
2017	2	39
2018	—	27
Thereafter	—	64

Total	$11	$295

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Amortization of capital leases is included in depreciation expense in the consolidated statements of operations. Capital lease amounts included in property, plant, and equipment are as follows:

	Successor September 30, 2013	Successor September 30, 2012
	(in millions)
Capital Leases	$33	—
Less accumulated amortization	—	—

Total	$33	—

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Such commitments are payable principally over a ten-year period, and generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and co-publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent for the next 12 month period approximated $201 million and $232 million as of September 30, 2013 and 2012, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $7 million and $4 million at September 30, 2013 and 2012, respectively.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

On April 10, 2012, the Company filed a motion to dismiss various claims in one of the lawsuits, with the intention of filing similar motions in the remaining suits, on the various applicable response dates. Meanwhile, certain plaintiffs’ counsel moved to be appointed as interim lead counsel, and other plaintiffs’ counsel moved to consolidate the various actions. In a June 1, 2012 Order, the court consolidated the cases and appointed interim co-lead class counsel. Plaintiffs filed a consolidated, master complaint on August 21, 2012. All deadlines have been stayed to allow for settlement of this dispute, with the next status conference set for December 19, 2013. If a settlement was not reached by that date and if the parties agreed that further settlement discussions would be fruitful, the parties were given the option to file a joint statement/stipulation seeking additional time for further settlement negotiations. In the alternative, the parties were to file a joint statement/stipulation with the Court alerting the Court to the fact that settlement could not be reached and resetting a litigation schedule. On December 6, 2013, the parties filed a joint statement/stipulation seeking additional time for further settlement negotiations, which is expected to be ruled on during the December 19, 2013 case management conference. Settlement discussions are ongoing. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

impact on the Company, including the Company’s brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on the Company’s results of operations for a given reporting period.

16. Derivative Financial Instruments

Foreign Currency Risk Management

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency, including Euro denominated debt. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments. During the year, the Company also entered into FX contracts to hedge the PLG acquisition purchase price from exchange rate fluctuations, which also qualified for hedge accounting. In conjunction with the completion of the Acquisition, the contracts were settled with an immaterial impact. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 19.

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

As of September 30, 2013, the Company had outstanding hedge contracts for the sale of $249 million and the purchase of $1.044 billion of foreign currencies at fixed rates. As of September 30, 2013, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2012, the Company had outstanding hedge contracts for the sale of $349 million and the purchase of $21 million of foreign currencies at fixed rates. As of September 30, 2012, the Company had $1 million of deferred gains in comprehensive loss related to foreign exchange hedging.

Interest Rate Risk Management

The Company has $2.888 billion of principal debt outstanding at September 30, 2013, of which $1.310 billion is variable rate debt, which approximates to the fair value at that date. As such, the Company is exposed to changes in interest rates. The Company currently manages this exposure through the fixed-to-floating debt ratio; at September 30, 2013, 55% of the Company’s debt was at a fixed rate. In addition, at September 30, 2013, all of the Company’s floating rate debt under the Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed-rate debt until such time as the LIBOR rate moves higher than the floor.

In addition to the $1.310 billion of variable rate debt, the Company also had $1.578 billion of fixed-rate debt. Based on the level of interest rates prevailing at September 30, 2013, the fair value of the fixed-rate and variable rate debt was approximately $3.060 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $11 million. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

17. Segment Information

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
2013 (Successor)
Revenues	$2,389	$503	$(21)	$2,871
OIBDA	270	148	(85)	333
Depreciation of property, plant and equipment	(32)	(6)	(13)	(51)
Amortization of intangible assets	(146)	(61)	—	(207)

Operating income (loss)	92	81	(98)	75
Total assets	3,426	2,444	382	6,252
Capital expenditures	12	3	19	34
2012 (Successor)
Revenues	$2,281	$518	$(19)	$2,780
OIBDA	289	146	(82)	353
Depreciation of property, plant and equipment	(31)	(6)	(14)	(51)
Amortization of intangible assets	(132)	(61)	—	(193)

Operating income (loss)	126	79	(96)	109
Total assets	2,343	2,436	499	5,278
Capital expenditures	12	2	18	32
From July 20, 2011 through September 30, 2011 (Successor)
Revenues	$457	$103	$(4)	$556
OIBDA	49	50	(18)	81
Depreciation of property, plant and equipment	(5)	(1)	(3)	(9)
Amortization of intangible assets	(26)	(11)	(1)	(38)

Operating income (loss)	18	38	(22)	34
Capital expenditures	10	1	—	11
From October 1, 2010 through July 19, 2011 (Predecessor)
Revenues	$1,890	$436	$(15)	2,311
OIBDA	238	92	(121)	209
Depreciation of property, plant and equipment	(21)	(3)	(9)	(33)
Amortization of intangible assets	(120)	(59)	1	(178)

Operating income (loss)	97	30	(129)	(2)
Capital expenditures	33	3	1	37

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

Revenues relating to operations in different geographical areas are set forth below for the fiscal year ended September 30, 2013 (Successor), for the fiscal year ended September 30, 2012 (Successor), for the period from July 20, 2011 to September 30, 2011 (Successor) and for the period from October 1, 2010 to July 19, 2011 (Predecessor). Total assets relating to operations in different geographical areas are set forth below as of September 30, 2013 (Successor) and September 30, 2012 (Successor).

	Successor					Predecessor
	2013		2012		2011	2011
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Revenue
	(in millions)
United States	$1,161	$106	$1,113	$113	$215	$936
United Kingdom	383	18	342	19	78	293
All other territories	1,327	56	1,325	20	263	1,082

Total	$2,871	$180	$2,780	$152	$556	$2,311

Customer Concentration

In the fiscal year ended September 30, 2013 (Successor), the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor) and the period from October 1, 2010 through July 19, 2011 (Predecessor), one customer represented 18%, 19%, 9% and 9% of total revenues, respectively. This customer’s revenues are included in the Recorded Music segment.

18. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $206 million, $193 million, $34 million and $176 million, during the fiscal year ended September 30, 2013 (Successor), the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor) and the period from October 1, 2010 through July 19, 2011 (Predecessor), respectively. The Company paid approximately $26 million, $42 million, $9 million and $19 million of foreign income and withholding taxes, net of refunds, for the fiscal year ended September 30, 2013 (Successor), the fiscal year ended September 30, 2012 (Successor), the period from July 20, 2011 through September 30, 2011 (Successor) and the period from October 1, 2010 through July 19, 2011 (Predecessor), respectively. The $42 million of cash tax payments during the fiscal year ended September 30, 2012 (Successor) includes a $15 million payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner Inc. under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc.

19. Fair Value Measurements

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

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2013 and September 30, 2012. Balances in other current and other non-current liabilities represent purchase obligations and contingent consideration related to the Company’s various acquisitions. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other (expense) income, net, in the statement of operations.

	Fair Value Measurements as of September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(23)	$—	$(23)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(9)	$(9)

Total	$—	$(22)	$(22)	$(44)

	Fair Value Measurements as of September 30, 2012
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(5)	$—	$(5)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(11)	$(11)

Total	$—	$(5)	$(11)	$(16)

(a)	The fair value of the foreign currency forward exchange contracts is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay at their maturity dates for contracts involving the same currencies and maturity dates.

Warner Music Group Corp.

Notes to Consolidated Audited Financial Statements—(Continued)

(b)	This represents purchase obligations and contingent consideration related to the Company’s various acquisitions. This is based on a discounted cash flow approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of the Company’s various acquisitions and the expected timing of the payment. The change represents the increase in contingent consideration on a previous acquisition.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2012 (Successor)	$11
Additions	15
Payments	(4)

Balance at September 30, 2013 (Successor)	$22

The increase in net liabilities classified as Level 3 was primarily related to contingent consideration resulting from recently completed acquisitions.

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2013, the fair value of the Company’s debt was $3.060 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

20. Subsequent Events

On October 1, 2013, Acquisition Corp. entered into a lease (the “Lease”) for its new worldwide headquarters. The Lease between Acquisition Corp. and Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., is for nearly 300,000 square feet of office space at 1633 Broadway in midtown Manhattan. The initial term of the Lease runs for approximately 16 years (i.e., from on or about January 1, 2014 to July 31, 2029). The Lease also includes a single option for Acquisition Corp. to extend the term for either five years or 10 years. In addition, under certain conditions, Acquisition Corp. has the ability to lease additional space in the building and has a right of first refusal with regard to certain additional space.

Acquisition Corp. will be initially obligated to pay approximately $16 million in annual rent, in addition to its pro rata share of certain real property taxes, operating expenses and common area maintenance expenses. Terms include initial periods of free rent and a tenant improvement allowance as set forth further in the Lease.

In connection with entering into the Lease, Acquisition Corp. posted a $10 million letter of credit which reduces in stages, with a reduction to $0 on July 1, 2018, subject to certain conditions.

Certain subsidiaries of Acquisition Corp. have also issued a guaranty (the “Guaranty”) whereby they have fully and unconditionally guaranteed the payments of Acquisition Corp. under the Lease. The Guaranty expires on October 1, 2021.

WARNER MUSIC GROUP CORP.

2013 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Successor Three months ended
	September 30, 2013 (b)	June 30, 2013 (b)	March 31, 2013 (b)	December 31, 2012 (b)
	(in millions, except per share data)
Revenues	$764	$663	$675	$769
Costs and expenses
Cost of revenues	(391)	(371)	(329)	(408)
Selling, general and administrative expenses (a)	(350)	(236)	(242)	(262)
Amortization of intangible assets	(64)	(48)	(47)	(48)

Total costs and expenses	(805)	(655)	(618)	(718)

Operating income	(41)	8	57	51
Loss on extinguishment of debt	—	(2)	—	(83)
Interest expense, net	(54)	(47)	(49)	(53)
Other income (expense), net	(1)	(2)	(4)	(5)

(Loss) from before income taxes	(96)	(43)	4	(90)
Income tax (expense) benefit	39	(19)	—	11

Net loss	(57)	(62)	4	(79)
Less: income attributable to noncontrolling interest	—	(1)	(2)	(1)

Net loss attributable to Warner Music Group Corp.	$(57)	$(63)	$2	$(80)

(a) Includes depreciation expense of	$(13)	$(13)	$(12)	$(13)

(b)	The Company’s business is seasonal. Therefore, quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

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

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Balance Sheet

September 30, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$16	$139	$—	$155	$—	$—	$—	$155
Accounts receivable, net	—	185	326	—	511	—	—	—	511
Inventories	—	10	23	—	33	—	—	—	33
Royalty advances expected to be recouped within one year	—	59	34	—	93	—	—	—	93
Deferred tax assets	—	21	22	—	43	—	—	—	43
Prepaid and other current assets	5	8	46	—	59	—	—	—	59

Total current assets	5	299	590	—	894	—	—	—	894
Royalty advances expected to be recouped after one year	—	109	64	—	173	—	—	—	173
Investments in and advances to (from) consolidated subsidiaries	2,811	930	—	(3,741)	—	879	726	(1,605)	—
Property, plant and equipment, net	—	101	79	—	180	—	—	—	180
Goodwill	—	1,379	289	—	1,668	—	—	—	1,668
Intangible assets subject to amortization, net	—	1,007	2,100	—	3,107	—	—	—	3,107
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Due (to) from parent companies	799	(27)	(772)	—	—	—	—	—	—
Other assets	68	14	21	—	103	7	—	—	110

Total assets	$3,683	$3,887	$2,416	$(3,741)	$6,245	$886	$726	$(1,605)	$6,252

Liabilities and Deficit:
Current liabilities:
Accounts payable	—	$96	$184	—	$280	—	—	—	$280
Accrued royalties	—	570	577	—	1,147	—	—	—	1,147
Accrued liabilities	—	94	227	—	321	—	—	—	321
Accrued interest	65	—	—	—	65	10	—	—	75
Deferred revenue	—	56	83	—	139	—	—	—	139
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	23	(4)	6	25	—	—	—	25

Total current liabilities	78	839	1,067	6	1,990	10	—	—	2,000
Long-term debt	2,704	—	—	—	2,704	150	—	—	2,854
Deferred tax liabilities, net	—	128	311	—	439	—	—	—	439
Other noncurrent liabilities	22	68	133	(7)	216	—	—	—	216

Total liabilities	2,804	1,035	1,511	(1)	5,349	160	—	—	5,509

Total Warner Music Group Corp. equity (deficit)	879	2,852	888	(3,740)	879	726	726	(1,605)	726
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total equity (deficit)	879	2,852	905	(3,740)	896	726	726	(1,605)	743

Total liabilities and equity (deficit)	$3,683	$3,887	$2,416	$(3,741)	$6,245	$886	$726	$(1,605)	$6,252

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Balance Sheet

September 30, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$44	$105	$143	$—	$292	$10	$—	$—	$302
Accounts receivable, net	—	158	240	—	398	—	—	—	398
Inventories	—	11	17	—	28	—	—	—	28
Royalty advances expected to be recouped within one year	—	67	49	—	116	—	—	—	116
Deferred tax assets	—	35	16	—	51	—	—	—	51
Prepaid and other current assets	7	8	29	—	44	—	—	—	44

Total current assets	51	384	494	—	929	10	—	—	939
Royalty advances expected to be recouped after one year	—	82	60	—	142	—	—	—	142
Investments in and advances to (from) consolidated subsidiaries	3,133	621	—	(3,754)	—	1,070	926	(1,996)	—
Property, plant and equipment, net	—	108	44	—	152	—	—	—	152
Goodwill	—	1,375	5	—	1,380	—	—	—	1,380
Intangible assets subject to amortization, net	—	1,097	1,402	—	2,499	—	—	—	2,499
Intangible assets not subject to amortization	—	75	27	—	102	—	—	—	102
Due (to) from parent companies	—	176	(176)	—	—	—	—	—	—
Other assets	32	12	13	—	57	6	1	—	64

Total assets	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$81	$75	$—	$156	$—	$—	$—	$156
Accrued royalties	—	591	406	—	997	—	—	—	997
Accrued liabilities	—	108	145	—	253	—	—	—	253
Accrued interest	79	—	—	—	79	10	—	—	89
Deferred revenue	—	63	38	—	101	—	—	—	101
Other current liabilities	—	14	(7)	3	10	—	—	—	10

Total current liabilities	79	857	657	3	1,596	10	—	—	1,606
Long-term debt	2,056	—	—	—	2,056	150	—	—	2,206
Deferred tax liabilities, net	—	159	216	—	375	—	—	—	375
Other noncurrent liabilities	11	47	81	8	147	—	—	—	147

Total liabilities	2,146	1,063	954	11	4,174	160	—	—	4,334

Total Warner Music Group Corp. equity (deficit)	1,070	2,867	898	(3,765)	1,070	926	927	(1,996)	927
Noncontrolling interest	—	—	17	—	17	—	—	—	17

Total equity (deficit)	1,070	2,867	915	(3,765)	1,087	926	927	(1,996)	944

Total liabilities and equity (deficit)	$3,216	$3,930	$1,869	$(3,754)	$5,261	$1,086	$927	$(1,996)	$5,278

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2013 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,370	$1,717	$(216)	$2,871	$—	$—	$—	$2,871
Costs and expenses:
Cost of revenues	—	(691)	(1,003)	195	(1,499)	—	—	—	(1,499)
Selling, general and administrative expenses	—	(507)	(603)	20	(1,090)	—	—	—	(1,090)
Amortization of intangible assets	—	(118)	(89)	—	(207)	—	—	—	(207)

Total costs and expenses	—	(1,316)	(1,695)	215	(2,796)	—	—	—	(2,796)

Operating income	—	54	22	(1)	75	—	—	—	75
Interest expense, net	(154)	6	(33)	—	(181)	(22)	—	—	(203)
Loss on extinguishment of debt	(85)	—	—	—	(85)	—	—	—	(85)
Equity gains (losses) from consolidated subsidiaries	(11)	(47)	—	58	—	(176)	(198)	374	—
Other expense, net	43	(28)	(27)	—	(12)	—	—	—	(12)

(Loss) income before income taxes	(207)	(15)	(38)	57	(203)	(198)	(198)	374	(225)
Income tax benefit (expense)	31	—	34	(34)	31	—		—	31

Net (loss) income	(176)	(15)	(4)	23	(172)	(198)	(198)	374	(194)
Less: loss attributable to noncontrolling interest	—	—	(4)	—	(4)	—	—	—	(4)

Net (loss) income attributable to Warner Music Group Corp.	$(176)	$(15)	$(8)	$23	$(176)	$(198)	$(198)	$374	$(198)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2012 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$1,265	$1,714	$(199)	$2,780	$—	$—	$—	$2,780
Costs and expenses:
Cost of revenues	—	(632)	(1,006)	179	(1,459)	—	—	—	(1,459)
Selling, general and administrative expenses	—	(492)	(561)	34	(1,019)	—	—	—	(1,019)
Amortization of intangible assets	—	(117)	(76)	—	(193)	—	—	—	(193)

Total costs and expenses	—	(1,241)	(1,643)	213	(2,671)	—	—	—	(2,671)

Operating income	—	24	71	14	109	—	—	—	109
Interest (expense) income, net	(196)	7	(14)	—	(203)	(22)	—	—	(225)
Equity gains (losses) from consolidated subsidiaries	107	35	—	(142)	—	(90)	(112)	202	—
Other income, net	—	3	5	—	8	—	—	—	8

(Loss) income before income taxes	(89)	69	62	(128)	(86)	(112)	(112)	202	(108)
Income tax (expense) benefit	(1)	(5)	(3)	8	(1)	—	—	—	(1)

Net (loss) income	(90)	64	59	(120)	(87)	(112)	(112)	202	(109)
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)

Net (loss) income attributable to Warner Music Group Corp.	$(90)	$64	$56	$(120)	$(90)	$(112)	$(112)	$202	$(112)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$280	$308	$(32)	$556	$—	$—	$—	$556
Costs and expenses:
Cost of revenues	—	(134)	(182)	28	(288)	—	—	—	(288)
Selling, general and administrative expenses	—	(109)	(90)	3	(196)	—	—	—	(196)
Amortization of intangible assets	—	(24)	(14)	—	(38)	—	—	—	(38)

Total costs and expenses	—	(267)	(286)	31	(522)	—	—	—	(522)

Operating income (loss)	—	13	22	(1)	34	—	—	—	34
Interest (expense) income, net	(48)	2	(3)	—	(49)	(13)	—	—	(62)
Equity (losses) gains from consolidated subsidiaries	33	5	—	(38)	—	(18)	(31)	49	—
Other income (expense), net	—	3	(3)	—	—	—	—	—	—

(Loss) income before income taxes	(15)	23	16	(39)	(15)	(31)	(31)	49	(28)
Income tax (expense) benefit	(3)	(4)	—	4	(3)	—	—	—	(3)

Net (loss) income	(18)	19	16	(35)	(18)	(31)	(31)	49	(31)
Less: loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Net (loss) income attributable to Warner Music Group Corp.	$(18)	$19	$16	$(35)	$(18)	$(31)	$(31)	$49	$(31)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Operations

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$994	$1,464	$(147)	$2,311	$—	$—	$—	$2,311
Costs and expenses:
Cost of revenues	—	(497)	(900)	136	(1,261)	—	—	—	(1,261)
Selling, general and administrative expenses	—	(377)	(512)	15	(874)	—	—	—	(874)
Amortization of intangible assets	—	(95)	(83)	—	(178)	—	—	—	(178)

Total costs and expenses	—	(969)	(1,495)	151	(2,313)	—	—	—	(2,313)

Operating income (loss)	—	25	(31)	4	(2)	—	—	—	(2)
Interest (expense) income, net	(128)	6	(9)	—	(131)	(20)	—	—	(151)
Equity gains (losses) from consolidated subsidiaries	(3)	5	—	(2)	—	(152)	(172)	324	—
Other income (expense), net	4	(12)	13	—	5	—	—	—	5

(Loss) income before income taxes	(127)	24	(27)	2	(128)	(172)	(172)	324	(148)
Income tax (expense) benefit	(25)	(20)	(25)	45	(25)	—	(2)	—	(27)

Net (loss) income	(152)	4	(52)	47	(153)	(172)	(174)	324	(175)
Less: loss attributable to noncontrolling interest	—	—	1	—	1	—	—	—	1

Net (loss) income attributable to Warner Music Group Corp.	$(152)	$4	$(51)	$47	$(152)	$(172)	$(174)	$324	$(174)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2013 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(176)	$(15)	$(4)	$23	$(172)	$(198)	$(198)	$374	$(194)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3)	—	(3)	3	(3)	(3)	(3)	6	(3)
Minimum Pension Liability	2	—	2	(2)	2	2	2	(4)	2
Deferred gains (losses) on derivative financial instruments	(1)	—	(1)	1	(1)	(1)	(1)	2	(1)

Other comprehensive income, net of tax:	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)

Total comprehensive (loss) income	(178)	(15)	(6)	25	(174)	(200)	(200)	378	(196)
Comprehensive loss attributable to noncontrolling interest	—	—	(4)	—	(4)	—	—	—	(4)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(178)	$(15)	$(10)	$25	$(178)	$(200)	$(200)	$378	$(200)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2012 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(90)	$64	$59	$(120)	$(87)	$(112)	$(112)	$202	$(109)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(19)		(19)	19	(19)	(19)	(19)	38	(19)
Minimum Pension Liability	(7)		(7)	7	(7)	(7)	(7)	14	(7)
Deferred gains on derivative financial instruments	—	—	—	—	—	—	—	—	—

Other comprehensive income, net of tax:	(26)	—	(26)	26	(26)	(26)	(26)	52	(26)

Total comprehensive (loss) income	(116)	64	33	(94)	(113)	(138)	(138)	254	(135)
Comprehensive loss attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(116)	$64	$30	$(94)	$(116)	$(138)	$(138)	$254	$(138)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Comprehensive Income

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(18)	$19	$16	$(35)	$(18)	$(31)	$(31)	$49	$(31)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(35)	—	(35)	35	(35)	(35)	(35)	70	(35)
Minimum Pension Liability	1	—	1	(1)	1	1	1	(2)	1
Deferred gains on derivative financial instruments	1	1	—	(1)	1	1	1	(2)	1

Other comprehensive income, net of tax:	(33)	1	(34)	33	(33)	(33)	(33)	66	(33)

Total comprehensive (loss) income	(51)	20	(18)	(2)	(51)	(64)	(64)	115	(64)
Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(51)	$20	$(18)	$(2)	$(51)	$(64)	$(64)	$115	$(64)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Comprehensive Income

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(152)	$4	$(52)	$47	$(153)	$(172)	$(174)	$324	$(175)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	9	—	9	(9)	9	9	9	(18)	9
Deferred gains on derivative financial instruments	2	2	—	(2)	2	2	2	(4)	2

Other comprehensive income, net of tax:	11	2	9	(11)	11	11	11	(22)	11

Total comprehensive (loss) income	(141)	6	(43)	36	(142)	(161)	(163)	302	(164)
Comprehensive loss attributable to noncontrolling interest	—	—	1	—	1	—	—	—	1

Comprehensive (loss) income attributable to Warner Music Group Corp.	$(141)	$6	$(42)	$36	$(141)	$(161)	$(163)	$302	$(163)

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2013 (Successor)

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	(176)	$(15)	$(4)	$23	$(172)	$(198)	$(198)	$374	$(194)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on extinguishment of debt	85	—	—	—	85	—	—	—	85
Depreciation and amortization	—	155	103	—	258	—	—	—	258
Deferred income taxes	—	—	(73)	—	(73)	—	—	—	(73)
Non-cash interest expense	11	—	—	—	11	2	—	—	13
Non-cash share-based compensation expense	—	19	—	—	19	—	—	—	19
Equity losses (gains), including distributions	11	50	—	(58)	3	176	198	(374)	3
Changes in operating assets and liabilities:
Accounts receivable	—	(28)	13	—	(15)	—	—	—	(15)
Inventories	—	—	(5)	—	(5)	—	—	—	(5)
Royalty advances	—	(18)	17	—	(1)	—	—	—	(1)
Accounts payable and accrued liabilities	—	64	(37)	46	73	—	—	—	73
Royalty payables	—	(22)	28	—	6	—	—	—	6
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Other current balance sheet changes	15	42	(49)	(3)	5	—	—	—	5
Other noncurrent balance sheet changes	(7)	(24)	38	(8)	(1)	—	—	—	(1)

Net cash (used in) provided by operating activities	(75)	223	31	—	179	(20)	—	—	159

Cash flows from investing activities:
Investments and acquisitions of businesses	(719)	(9)	(9)	—	(737)	—	—	—	(737)
Acquisition of publishing rights	—	(33)	(4)	—	(37)	—	—	—	(37)
Capital expenditures	—	(25)	(9)	—	(34)	—	—	—	(34)
Advances to issuer	245	—	—	(245)	—	—	—	—	—

Net cash provided by (used in) investing activities	(474)	(67)	(22)	(245)	(808)	—	—	—	(808)

Cash flows from financing activities:
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Dividend by Acquisition Corp to Holdings Corp	(12)	—	—	—	(12)	12	—	—	—
Change in due to (from) to issuer	—	(245)	—	245	—	—	—	—	—
Repayment of Acquisition Corp 9.5% Senior Subordinated Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Repayment of Acquisition Corp 6.00% Senior Secured Notes	(50)	—	—	—	(50)	—	—	—	(50)
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Repayment of Acquisition Corp 6.25% Senior Secured Notes	(23)	—	—	—	(23)	—	—	—	(23)
Proceeds from Acquisition Corp Term Loan Facility, net	1,412	—	—	—	1,412	—	—	—	1,412
Repayment of Term Loan	(110)	—	—	—	(110)	—	—	—	(110)
Proceeds from draw down of the Revolving Credit Facility	136	—	—	—	136	—	—	—	136
Repayment of the Revolving Credit Facility	(136)	—	—	—	(136)	—	—	—	(136)
Financing costs paid	(129)	—	—	—	(129)	—	—	—	(129)
Deferred financing costs paid	(60)	—	—	—	(60)	(2)	—	—	(62)

Net cash (used in) provided by financing activities	505	(245)	(4)	245	501	10	—	—	511

Effect of foreign currency exchange rate changes on cash	—	—	(9)	—	(9)	—	—	—	(9)

Net (decrease) increase in cash and equivalents	(44)	(89)	(4)	—	(137)	(10)	—	—	(147)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302

Cash and equivalents at end of period	$—	$16	$139	$—	$155	$—	$—	$—	$155

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2012 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(90)	$64	$59	$(120)	$(87)	$(112)	$(112)	$202	$(109)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	154	90	—	244	—	—	—	244
Deferred income taxes	—	—	(26)	—	(26)	—	—	—	(26)
Non-cash interest expense	(3)	—	—	—	(3)	1	—	—	(2)
Other non-cash adjustments	—	(2)	—	—	(2)	—	—	—	(2)
Equity in the income of consolidated subsidiaries	(107)	(35)	—	142	—	90	112	(202)	—
Changes in operating assets and liabilities:
Accounts receivable	8	22	(46)	—	(16)	—	—	—	(16)
Inventories	—	1	—	—	1	—	—	—	1
Royalty advances	—	37	10	—	47	—	—	—	47
Accounts payable and accrued liabilities	—	42	26	(29)	39	—	—	—	39
Royalty payables	—	4	18	—	22	—	—	—	22
Accrued interest	28	—	—	—	28	6	—	—	34
Other current balance sheet changes	(6)	33	(38)	4	(7)	—	—	—	(7)
Other noncurrent balance sheet changes	5	(25)	7	3	(10)	—	(6)	—	(16)

Net cash provided by (used in) operating activities	(165)	295	100	—	230	(15)	(6)	—	209

Cash flows from investing activities:
Capital expenditures	—	(22)	(10)	—	(32)	—	—	—	(32)
Acquisition of publishing rights	—	(24)	(8)	—	(32)	—	—	—	(32)
Investments and acquisitions of businesses, net of cash acquired	—	—	(8)	—	(8)	—	—	—	(8)
Proceeds from the sale of music catalog	—	2	—	—	2	—	—	—	2
Proceeds from the sale of building	—	12	—	—	12	—	—	—	12
Advances to issuer	192	—	—	(192)	—	—	—	—	—

Net cash provided by (used in) investing activities	192	(32)	(26)	(192)	(58)	—	—	—	(58)

Cash flows from financing activities:
Dividend by Holdings Corp to Parent	—	—	—	—	—	(6)	6	—	—
Dividend by Acquisition Corp to Holdings Corp	—	(27)	—	—	(27)	27	—	—	—
Distribution to noncontrolling interest holders	—	—	(3)	—	(3)	—	—	—	(3)
Change in due/(from) issuer	—	(192)	—	192	—	—	—	—	—

Net cash (used in) provided by financing activities	—	(219)	(3)	192	(30)	21	6	—	(3)
Effect of foreign currency exchange rate changes on cash	—	—	—	—	—	—	—	—	—

Net increase (decrease) in cash and equivalents	27	44	71	—	142	6	—	—	148
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154

Cash and equivalents at end of period	$44	$105	$143	$—	$292	$10	$—	$—	$302

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Period from July 20, 2011 to September 30, 2011 (Successor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMGHoldings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(18)	$19	$16	$(35)	$(18)	$(31)	$(31)	$49	$(31)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	27	20	—	47	—	—	—	47
Deferred income taxes	—	—	(2)	—	(2)	—	—	—	(2)
Non-cash interest expense	1	—	—	—	1	1	—	—	2
Equity losses (gains) from consolidated subsidiaries	(33)	(5)	—	38	—	18	31	(49)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(40)	(28)	—	(68)	—	—	—	(68)
Inventories	—	(1)	(1)	—	(2)	—	—	—	(2)
Royalty advances	—	11	15	—	26	—	—	—	26
Accounts payable and accrued liabilities	—	2	25	2	29	—	—	—	29
Royalties payable	—	(6)	(67)	—	(73)	—	—	—	(73)
Accrued interest	29	—	—	—	29	1	—	—	30
Other current balance sheet changes	2	3	3	—	8	—	—	—	8
Other noncurrent balance sheet changes	(7)	41	(4)	(5)	25	4	(59)	—	(30)

Net cash (used in) provided by operating activities	(26)	51	(23)	—	2	(7)	(59)	—	(64)

Cash flows from investing activities:
Purchase of Predecessor	—	(50)	—	—	(50)	—	(1,228)	—	(1,278)
Capital expenditures	—	(7)	(4)	—	(11)	—	—	—	(11)
Acquisition of publishing rights	—	(3)	—	—	(3)	—	—	—	(3)
Advance to consolidated subsidiary	—	173	—	(173)	—	—	—	—	—

Net cash used in investing activities	—	113	(4)	(173)	(64)	—	(1,228)	—	(1,292)

Cash flows from financing activities:
Capital Contribution from Parent	—	—	—	—	—	—	1,099	—	1,099
Capital Contribution by Parent to Holdings	—	—	—	—	—	127	(127)	—	—
Dividend by Holding Corp. to Parent	—	—	—	—	—	(160)	160	—	—
Dividend by Acquisition to Holdings Corp.	—	(160)	—	—	(160)	160	—	—	—
Financing costs paid	(62)	—	—	—	(62)	(8)	—	—	(70)
Proceeds from the issuance of Acquisition Corp. Senior Unsecured Notes	747	—	—	—	747	—	—	—	747
Proceeds from the issuance of Acquisition Corp. Senior Secured Notes	157	—	—	—	157	—	—	—	157
Proceeds from the issuance of Holdings Corp. Senior Notes	—	—	—	—	—	150	—	—	150
Repayment of Holdings Senior Discount Notes	—	—	—	—	—	(258)	—	—	(258)
Repayment of Acquisition Corp. Senior Subordinate Notes	(626)	—	—	—	(626)	—	—	—	(626)
Change in due/(from) issuer	(173)	—	—	173	—	—	—	—	—

Net cash provided by (used in) financing activities	43	(160)	—	173	56	11	1,132	—	1,199
Effect of foreign currency exchange rate changes on cash	—	—	(8)	—	(8)	—	—	—	(8)

Net increase (decrease) in cash and equivalents	17	4	(35)	—	(14)	4	(155)	—	(165)
Cash and equivalents at beginning of period	—	57	107	—	164	—	155	—	319

Cash and equivalents at end of period	$17	$61	$72	$—	$150	$4	$—	$—	$154

WARNER MUSIC GROUP CORP.

Supplementary Information—(Continued)

Consolidating Statement of Cash Flows

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)

	WMG Acquisition Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(152)	$4	$(52)	$47	$(153)	$(172)	$(174)	$324	$(175)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	121	90	—	211	—	—	—	211
Deferred income taxes	—	—	(15)	—	(15)	—	—	—	(15)
Non-cash interest expense	8	1	—	—	9	—	—	—	9
Non-cash, share-based compensation expense	—	24	—	—	24	—	—	—	24
Equity (gains) losses from consolidated subsidiaries	3	(5)	—	2	—	152	172	(324)	—
Other non-cash adjustments	—	(2)	—	—	(2)	—	—	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(7)	41	85	—	119	—	—	—	119
Inventories	—	4	6	—	10	—	—	—	10
Royalty advances	—	(12)	(4)	—	(16)	—	—	—	(16)
Accounts payable and accrued liabilities	—	(52)	(40)	(55)	(147)	—	—	—	(147)
Royalties payable		(28)	32	—	4	—	—	—	4
Accrued interest	(31)	—	—	—	(31)	(3)	—	—	(34)
Other current balance sheet changes	—	15	(2)	—	13	—	—	—	13
Other noncurrent balance sheet changes	13	36	(45)	6	10	23	(22)	—	11

Net cash (used in) provided by operating activities	(166)	147	55	—	36	—	(24)	—	12

Cash flows from investing activities:
Capital expenditures	—	(26)	(11)	—	(37)	—	—	—	(37)
Acquisition of publishing rights	—	(40)	(19)	—	(59)	—	—	—	(59)
Investments and acquisitions of businesses, net of cash acquired	—	—	(59)	—	(59)	—	—	—	(59)
Advances to issuer	166	—	—	(166)	—	—	—	—	—

Net cash used in investing activities	166	(66)	(89)	(166)	(155)	—	—	—	(155)

Cash flows from financing activities:
Proceeds from exercise of Predecessor stock options	—	3	—	—	3	—	3	—	6
Distributions to noncontrolling interest holders	—	—	(1)	—	(1)	—	—	—	(1)
Change in due/(from) issuer	—	(166)	—	166	—	—	—	—	—

Net cash provided by (used in) financing activities	—	(163)	(1)	166	2	—	3	—	5
Effect of foreign currency exchange rate changes on cash	—	—	18	—	18	—	—	—	18

Net decrease in cash and equivalents	—	(82)	(17)	—	(99)	—	(21)	—	(120)
Cash and equivalents at beginning of period	—	139	124	—	263	—	176	—	439

Cash and equivalents at end of period	$—	$57	$107	$—	$164	$—	$155	$—	$319

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in millions)
Fiscal Year Ended September 30, 2013 (Successor)
Allowance for doubtful accounts	$5	$3	$(6)	$2
Reserves for sales returns and allowances	58	166	(171)	53
Allowance for deferred tax asset	244	53	(1)	296

Fiscal Year Ended September 30, 2012 (Successor)
Allowance for doubtful accounts	$—	$9	$(4)	$5
Reserves for sales returns and allowances	40	185	(167)	58
Allowance for deferred tax asset	190	55	(1)	244

For The Period from July 20, 2011 to September 30, 2011 (Successor)
Allowance for doubtful accounts (a)	$—	$2	$(2)	$—
Reserves for sales returns and allowances (a)	—	49	(9)	40
Allowance for deferred tax asset (a)	—	190	—	190

For The Period from October 1, 2010 to July 19, 2011 (Predecessor)
Allowance for doubtful accounts	$20	$3	$(5)	$18
Reserves for sales returns and allowances	87	147	(178)	56
Allowance for deferred tax asset	489	61	(17)	533

(a)	In purchase accounting, we adjusted our accounts and notes receivable and deferred tax assets to fair value resulting in the elimination of historical allowances for doubtful accounts, reserves for sales returns and allowances and allowances for deferred tax assets.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 97 of this report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 12, 2013, and their positions and offices.

Name	Age	Position
Stephen Cooper	67	CEO and Director
Cameron Strang	47	Chairman and CEO, WBR, WCM & Rhino and Director
Mark Ansorge	50	Executive Vice President, Human Resources and Chief Compliance Officer
Stephen Bryan	43	Executive Vice President of Digital Strategy and Business Development
Brian Roberts	50	Executive Vice President and Chief Financial Officer
Paul M. Robinson	55	Executive Vice President and General Counsel and Secretary
Rob S. Wiesenthal	47	Chief Operating Officer/Corporate
Len Blavatnik	56	Vice Chairman of the Board
Lincoln Benet	50	Director
Alex Blavatnik	49	Director
Thomas H. Lee	69	Director
Jörg Mohaupt	47	Director
Donald A. Wagner	50	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 67, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. Mr. Cooper is an advisor at Zolfo Cooper, a leading financial advisory and interim management firm, of which he was a co-founder and former Chairman. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the supervisory board as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A.

Cameron Strang, 47, has served as a director since July 20, 2011 and as our CEO, Warner/Chappell Music since January 4, 2011. Mr. Strang assumed the additional role of Warner/Chappell’s Chairman on July 1, 2011. In addition, Mr. Strang assumed the additional roles of CEO and Chairman of Warner Bros. Records and Rhino in November 2012. Previously, Mr. Strang was the founder of New West Records and of Southside Independent Music Publishing, which was acquired by Warner/Chappell in 2010. Prior to being acquired by Warner/Chappell, Southside was a leading independent music publishing company with a reputation for discovering and developing numerous talented writers, producers and artists across a wide range of genres. Southside was founded with the signing of J.R. Rotem and, in just six years, built a roster that included Elektra Records’ recording artist, Bruno Mars; producer, Brody Brown; Nashville-based writers, Ashley Gorley and Blair Daly; Christian music star, Matthew West; and Kings of Leon. Mr. Strang also co-founded DMZ Records, a joint venture record label. Mr. Strang holds a bachelor of commerce degree from the University of British Columbia and a J.D. from British Columbia Law School.

Mark Ansorge, 50, has served as our Executive Vice President, Human Resources and Chief Compliance Officer since August 2008. He was previously Warner Music Group’s Senior Vice President and Deputy General Counsel and Chief Compliance Officer and has held various other positions within the legal department since joining the Company in 1992. Since the Company’s initial public offering in 2005, Mr. Ansorge has also served as Warner Music Group’s Chief Compliance Officer. Prior to joining Warner Music Group he practiced law as an associate at Winthrop, Stimson, Putnam & Roberts (now known as Pillsbury Winthrop Shaw Pittman LLP). Mr. Ansorge holds a bachelor of science degree from Cornell University’s School of Industrial and Labor Relations and a J.D. from Boston University School of Law. Mr. Ansorge’s employment with the Company will terminate in December 2013.

Stephen Bryan, 43, has served as our Executive Vice President of Digital Strategy and Business Development since October 2011. He was previously Warner Music Group’s Senior Vice President of Strategy and Business Development and has held various positions at Warner Music Group since joining the Company in 1997. Prior to joining Warner Music Group, Mr. Bryan held positions at Reader’s Digest Association and The New York Times Company. Mr. Bryan has a B.A. from Vanderbilt University and received his M.B.A. from The Wharton School.

Brian Roberts, 50, has served as our Executive Vice President and Chief Financial Officer since December 2011. Prior to taking his current role, Mr. Roberts served as Senior Vice President and CFO of Warner/Chappell Music, a position he held since 2007. Prior to joining Warner/Chappell, Mr. Roberts served for five years as BMG Music Publishing’s Senior Vice President, Finance & Administration of North and South America. Mr. Roberts holds a B.S. degree in Accounting from Manhattan College and is a Certified Public Accountant in New York.

Paul M. Robinson, 55, has served as our Executive Vice President and General Counsel and Secretary since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Rob S. Wiesenthal, 47, has served as our Chief Operating Officer/Corporate since January 2013. In January 2013, Mr. Wiesenthal joined the Company from Sony Corporation, where he served in various leadership roles including Executive Vice President & Chief Financial Officer of Sony Corporation of America; Executive Vice President, Chief Strategy Officer, Sony Entertainment Inc.; and Group Executive, Sony Corporation. He was also a member of Sony Pictures Entertainment’s Operating Committee and sat on the Board of Directors for Sony Music Entertainment and Sony Ericsson. He was responsible for all financial aspects of Sony Corporation of America across its entertainment companies, and led Sony’s corporate development and mergers and acquisitions efforts including the transaction to buy Bertelsmann out of its stake in Sony Music Entertainment’s recorded music joint venture in 2008. Prior to joining Sony in 2000, he was Managing Director and Head of Entertainment & Digital Media, Investment Banking for Credit Suisse First Boston. He also serves on the Board of Directors for Entercom Communications Corp. and TripAdvisor Inc. and is a mentor at TechStars, a digital startup accelerator. Mr. Wiesenthal graduated from the University of Rochester, receiving a B.A. degree cum laude in Political Science in 1988.

Len Blavatnik, 56, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with strategic investments in the U.S., Europe and South America. Mr. Blavatnik is a director of numerous companies in the Access portfolio, including UC RUSAL. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to and remains engaged in many educational pursuits, recently committing £75 million to establish the Blavatnik School of Government at the University of Oxford. He is a member of academic boards at Cambridge University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources. Mr. Blavatnik

and the Blavatnik Family Foundation have also been generous supporters of leading cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The White Nights Foundation of America and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences and a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his MBA from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 50, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spanned corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the boards of Acision, Boomerang Tube and Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 49, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Deputy Chairman of Access. A 1993 graduate of Columbia Business School, Mr. Blavatnik joined Access in 1996 to manage the company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Thomas H. Lee, 69, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC. Thomas H. Lee Capital Management, LLC manages the Blue Star I, LLC fund of hedge funds. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC and Edelman Financial Services, LLC. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, The Museum of Modern Art, NYU Medical Center and Whitney Museum of American Art among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Jörg Mohaupt, 47, has served as a director since July 20, 2011. Mr. Mohaupt has been associated with Access since May 2007, and is involved with Access’ activities in the media and communications sector. Mr. Mohaupt was a managing director of Providence Equity Partners and a member of the London-based team responsible for Providence’s European investment activities. Before joining Providence, in 2004, he co-founded and managed Continuum Group Limited, a communications services venture business. Prior to this, Mr. Mohaupt was an executive director at Morgan Stanley & Co. and Lehman Brothers in their respective media and telecommunications groups. Mr. Mohaupt serves on the boards of Audeze, Beats Music, Perform Group Plc, AINMT, Rebate Networks, Icon Entertainment International, RGE Group and Acision. Mr. Mohaupt graduated with a degree in history from Rijksuniversiteit Leiden (Netherlands) and a degree in Communications Science from Universiteit van Amsterdam.

Donald A. Wagner, 50, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of

Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy and of Boomerang Tube and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

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

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2013. Our named executive officers (“NEOs”) for fiscal year 2013 are:

•	Stephen Cooper (our CEO);

•	Brian Roberts (our CFO);

•	Cameron Strang;

•	Mark Ansorge; and

•	Rob S. Wiesenthal.

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers (other than our current CEO). For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2013, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below other than our current CEO) consists of base salary and annual bonuses. In addition, all of our NEOs have elected to participate in the Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

In determining the compensation of the NEOs (other than our current CEO), the Compensation Committee seeks to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term stockholder value creation.

Access has a consulting agreement with Mr. Cooper pursuant to which he receives $166,667 a month and reimbursement of his related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment arrangement with Mr. Cooper, but he participates in the Plan. The Company has entered into employment arrangements with each of our other Named Executive Officers, which establish each executive’s base salary and their entitlement to a percentage of our annual free cash flow under the Plan.

Executive Compensation Objectives and Philosophy

We design our executive compensation programs to attract talented executives to join the Company and to motivate them to position us for long-term success, achieve superior operating results and increase stockholder value. To realize these objectives, the Compensation Committee and management focus on the following key factors when considering the amount and structure of the compensation arrangements for our executives:

•

Alignment of executive and stockholder interests by providing incentives linked to operating performance and achievement of cash flow and strategic objectives. We are committed to creating stockholder value and believe that our executives and employees should be provided incentives through our compensation programs that align their interests with those of our stockholders. Accordingly, we provide our executives with annual cash bonus incentives linked to our operating performance. In addition, in 2013, we adopted the Plan, which, as described below, is an incentive compensation program that pays annual bonuses based on our free cash flow and offers participants the opportunity to share in appreciation of our common stock. For information on the components of our executive compensation programs and the reasons why each is used, see “Components of Executive Compensation” below.

•

A clear link between an executive’s compensation and firm-wide performance. All of our NEOs and many of our executives have elected to participate in the Plan. As further discussed below, the Plan, which is a significant part of our executive compensation program, is designed to reward our executives’ contributions to our free cash flow and long-term value. For other executives, their compensation is designed to reward their achievement of specified key goals, which include, among other things, the successful implementation of strategic initiatives, realizing superior operating and financial performance, and other factors that we believe are important, such as the promotion of an ethical work environment and teamwork within the Company. We believe our compensation structure motivates our executives to achieve these goals and rewards them for their significant efforts and contributions to the Company and the results they achieve.

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

Components of Executive Compensation

Employment Arrangements

With the exception of Mr. Cooper as described above, we have employment arrangements or letters with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements.” We believe that having employment arrangements with our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

•	Base salary;

•	Participation in the free cash flow bonus pool of the Plan or a discretionary or target annual cash bonus;

•	Severance payable upon a qualifying termination of employment; and

•	Benefits, including participation in our 401(k) plan and health, life insurance and disability insurance plans.

In December 2012, in connection with their becoming participants in the Plan, Messrs. Roberts, Strang, Ansorge and Wiesenthal entered into new simplified employment letters that replaced their pre-existing employment arrangements with the Company and its subsidiaries. In contrast to their pre-existing employment arrangements, these new employment letters provide for at-will employment (where permitted by applicable law) and that participation in the free cash flow bonus pool of the Plan is the participant’s only bonus entitlement from the Company and its subsidiaries in respect of 2013 and future years. In addition, the employment letter entered into by Messrs. Roberts, Strang, Ansorge and Wiesenthal provided for annual salary equal to the participant’s then-current base salary (or, for Mr. Strang, an increase in annual salary to $2,250,000), a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his or her termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employee letter).

Key Considerations in Determining Executive Compensation

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

Mr. Cooper was paid based on a consulting agreement with Access as described above in fiscal year 2013. Each of our other NEOs was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2013. In fiscal year 2013, the Compensation Committee approved increases in Mr. Roberts’ base salary to $650,000 and Mr. Strang’s base salary to $2,250,000. We were also notified by Access that it had increased Mr. Cooper’s base compensation for fiscal year 2013 to $2,000,000. The Compensation Committee has approved an increase in Mr. Roberts’ base salary to $750,000 in 2014.

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our corporate financial performance for the particular year. Each of our NEOs has elected to participate in the annual free cash flow bonus pool in the Plan, as described below.

Annual Free Cash Flow Bonus Pool

All of our NEOs have elected to participate in the Plan, which is also a non-qualified deferred compensation plan that allows the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. The Plan became effective on January 1, 2013 and replaced for participating employees (other than the CEO to whom it was not applicable), their participation in our bonus plan based on OIBDA and other performance measures. Our Compensation Committee adopted the Plan to, among other reasons, reinforce a partnership culture with our executives, by allowing them to participate in our short-term performance (in the form of annual free cash flow bonuses) and long-term performance (in the form of deferred compensation that is indexed to the value of our common stock and with grants of Profits Interests, as described below under “Long-Term Incentives”). We believe it is important for our executives and shareholders to be motivated to work together towards shared financial and operational goals. In addition, our Compensation Committee considered that the Plan offers our executives the opportunity for tax-efficient wealth management creation based on our performance.

The Plan provides for the annual allocation of up to 7.5% of the Company’s consolidated “free cash flow” to participating employees. For purposes of the Plan, “free cash flow” is defined as the Company’s consolidated cash flow provided by operating activities determined in accordance with generally accepted accounting principles, less capital expenditures, cash paid or received for investments, working capital changes (meaning the change in current assets over current liabilities during the plan year), interest payments and cash taxes, and plus Access management fees. For any Plan year, the Compensation Committee may increase or decrease the amount of free cash flow to take into account material purchases or payments made by the Company, and may increase (such increase, an “added investment amount”) the amount of free cash flow to take into account net cash paid for all or any portion of any investments and add back any other items deducted from consolidated cash flow as provided above. Each Plan participant is awarded a fixed percentage of this free cash flow. The Compensation Committee may increase a participant’s allocated fixed percentage of free cash flow at any time, subject to whatever terms and conditions the Compensation Committee determines shall apply to such increase. The Compensation Committee may also reduce the amount of the annual free cash flow bonus payable to a participant by all or any portion of any unrecovered added investment amount allocated to the participant.

In connection with their election to participate in the Plan in fiscal year 2013, Messrs. Cooper, Strang, Roberts, Ansorge and Wiesenthal were awarded fixed percentages of free cash flow of 1.5%, 0.925%, 0.19%, 0.145% and 0.10%, respectively. The Company’s free cash flow for the 2013 fiscal year was $153 million and, in addition, in December 2013 the Compensation Committee also determined to award additional deferred compensation to offset the impact of the $54 million of investments that were funded through the free cash flow. Accordingly, Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal earned bonuses of $3,090,000, $391,400, $1,905,000, $298,700 and $206,000, respectively.

As described below, participants in the Plan are eligible to defer a portion of their annual free cash flow bonuses and, in doing so, to acquire equity interests representing shares of our common stock. Each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal elected to defer 75% of his free cash flow bonus earned from the 2013 fiscal year. As described below under “Long-Term Equity Incentives—Warner Music Group Corp. Senior Management Cash Flow Plan—Deferral of Compensation under the Plan,” the Compensation Committee also determined to award additional deferred equity units to each of such officers under the plan to offset the impact of certain investments that were funded through free cash flow.

The portion of the free cash flow bonus payable in cash is set forth below in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. In addition, with respect to the 2013 fiscal year only, Mr. Wiesenthal was paid an additional annual cash bonus in the amount of $500,000.

Long-Term Equity Incentives

Warner Music Group Corp. Senior Management Cash Flow Plan

As noted above, all our NEOs have elected to participate in the Plan. In addition to providing an annual bonus that is based on a percentage of the Company’s free cash flow, as described above, the Plan provides its participants with the opportunity to defer all or a portion of their free cash flow bonuses and receive grants of equity interests.

Deferral of Compensation under the Plan

Each participating employee in the Plan is permitted to irrevocably elect to defer between 50% and 100% of his or her annual free cash flow bonus earned for periods beginning on January 1, 2013 (up to a maximum aggregate deferral amount determined by the Compensation Committee). The Compensation Committee may also make additional awards of deferred equity under the plan or require that all or any portion of futures awards of additional free cash flow bonus percentages and/or added investment amounts be deferred under the Plan. Except that for 2013 no more than 75% of the annual bonus was deferred under the terms of the Plan, each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal elected to defer 100% of his annual bonus under the Plan.

No more than 3.75% of our common stock on a fully-diluted basis may be outstanding under the Plan at any time as settlement for deferred annual bonuses or at any time be underlying Acquired LLC Units (as defined below). The Plan is intended to allow participating employees to defer the payment of current compensation to future years for tax and financial planning purposes.

Deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral will be based on our fair market value as of January 1, 2013. Non-elective deferrals will be subject to such terms and conditions, including vesting, as the Compensation Committee shall determine in its sole discretion. The individual amounts that will be deferred in respect of the 2013 fiscal year for each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal is $1,710,000, $216,600, $1,054,500, $165,300 and $114,000, respectively. In addition, in December 2013, the Compensation Committee determined to award additional deferred compensation in the amounts of $810,000, $102,600, $499,500, $78,300 and $54,000 to each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal, respectively, to offset the impact of $54 million of investments that were funded through free cash flow. Mr. Ansorge’s additional award will be forfeited upon his departure.

Amounts deferred under the Plan will be settled in three equal installments in December 2018, 2019 and 2020 (“Redemption Dates”), so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares (reduced, in the case of the additional grants made in December 2013, by the initial value of the deferred amount of such grants). Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption. The maximum number of deferred equity units approved for grant to our NEOs under the Plan is set forth below in the “Grants of Plan Based Awards” table. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.

In addition to the scheduled Redemption Dates, deferred accounts will be settled following termination of employment (including death or disability), or upon a change in control of the Company.

If and when a dividend is paid on our common stock, a proportionate amount of such dividend will be paid to the participating employees in respect of their deferred accounts. Dividends may be reduced by the amount of any outstanding unrecovered added investment amounts.

Equity Interests under the Plan

Upon making a deferral election under the Plan, each of our NEOs who elected to participate in the Plan became a member of Management LLC, and was granted a “profits interest” in Management LLC in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his deferred account. The “profits interests” represent an economic entitlement to future appreciation in our common stock above the purchase price paid by Access in its acquisition of the Company (“Profits Interests”). Under the Plan, Profits Interests representing, in the aggregate, no more than 3.75% of our common stock on a fully-diluted basis may be granted to Plan participants, including our NEOs. The amount of Profits Interests granted to each of our NEOs who elected to participate in the Plan is set forth below under “Equity Awards Granted in Fiscal Year 2013”, and other terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying that table and under “Potential Payments upon Termination or Change-In-Control.”

Tax Deductibility of Performance-Based Compensation and Other Tax Considerations

Where appropriate, and after taking into account various considerations, we structure our executive employment arrangements and compensation programs to allow us to take a tax deduction for the full amount of the compensation we pay to our executives.

We are a privately held company. As a result, we are not subject to Section 162(m), which generally places limits on the tax deductibility of executive compensation for publicly traded companies unless certain requirements are met.

Benefits

Our NEOs also receive health coverage, life insurance, disability benefits and other similar benefits in the same manner as our U.S. employees generally.

Retirement Benefits

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

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2013.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lincoln Benet, Chair

Len Blavatnik

Thomas H. Lee

Jörg Mohaupt

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer, Chief Financial Officer and each of our three other most highly compensated executive officers who served in such capacities at September 30, 2013, collectively known as our Named Executive Officers, or NEOs, for services rendered to us during the specified fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
Stephen Cooper (7)	2013	$2,000,000	—	$8,805,205	—	$570,000	—	—	$11,375,205
CEO	2012	$1,800,000	$2,500,000	—	—	—	—	—	$4,300,000
	2011	$217,742	—	—	—	—	—	—	$217,742

Brian Roberts (8)	2013	$615,385	—	$1,115,326	—	$72,200	—	$7,500	$1,810,411
Executive Vice President and Chief Financial Officer	2012	$537,000	$533,500	—	—	—	—	$7,500	$1,078,000

Cameron Strang (9)	2013	$2,113,465	—	$5,429,877	—	$351,500	—	$7,500	$7,902,342
Chairman and CEO,	2012	$1,507,692	$807,500	—	—	—	—	$7,500	$2,322,692
Warner/Chappell Music	2011	$621,154	$850,000	—	$1,367,600	—	—	—	$2,838,754

Mark Ansorge (10)	2013	$425,000	—	$851,170	—	$55,100	—	$7,500	$1,338,770
Executive Vice President, Human Resources and Chief Compliance Officer

Rob S. Wiesenthal (11)	2013	$1,084,615	$500,000	$587,014	—	$38,000	—	—	$2,209,629
Chief Operating Officer/Corporate

(1)	Represents supplemental 2013 cash bonus to Mr. Wiesenthal and cash bonus amounts in respect of fiscal year 2012 and 2011 performance paid in December 2012 and December 2011, respectively, with respect to fiscal year 2011 and 2010 for Messrs. Roberts, Strang, Ansorge and Wiesenthal (for the periods they were employed by the Company). Access awarded Mr. Cooper a one-time discretionary bonus for the period July 20, 2011 through the end of fiscal 2012, which is reflected in the cash bonus amount for fiscal 2012 and was paid in December 2012. Mr. Cooper did not receive any bonus in fiscal year 2011. For 2013, Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal are entitled to an annual bonus under the Plan, which is reported under “Non-Equity Incentive Plan Compensation” above.
(2)	Reflects the aggregate grant date fair value of the maximum number of deferred equity units that may be granted to such officer and awards of Profits Interests made in fiscal year 2013 in connection with their becoming participants in the Plan, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 13 to our audited financial statements for the year ended September 30, 2013.
(3)	For Mr. Strang, reflects the aggregate grant date fair value of option awards made in fiscal year 2011 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures.
(4)	Represents the portion of the bonus amount payable to them in cash in respect of the 2013 fiscal year under the Plan. As participants in the Plan, Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal were paid 1.5%, 0.925%, 0.19%, 0.145% and 0.10%, respectively, of the Company’s free cash flow earned in 2013, subject to the limitations of the Plan. Each of them deferred 75% of such amount under the Plan.
(5)	No amounts were deferred under the Plan as of September 30, 2013.
(6)	For Messrs. Roberts, Strang and Ansorge, all other compensation in fiscal year 2013 also includes $7,500 of 401(k) matching contributions.
(7)	Mr. Cooper was appointed as Chief Executive Officer and President on August 18, 2011. Access has a consulting agreement in respect of Mr. Cooper pursuant to which he receives $166,667 a month in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company does not have any other employment arrangement with Mr. Cooper. Base salary above for fiscal year 2011 represents a pro-rated amount under this arrangement based on Mr. Cooper’s start date of August 18, 2011.
(8)	Mr. Roberts was appointed CFO effective December 9, 2011. Base salary above for Mr. Roberts represents amounts earned by Mr. Roberts during fiscal 2012 in both his role as CFO since December 2011 and as Senior Vice President and CFO of Warner/Chappell Music prior to that time. Base salary for fiscal 2013 reflects the increase in Mr. Robert’s base compensation to $650,000, effective January 1, 2013.
(9)	Mr. Strang was appointed CEO of Warner/Chappell effective January 1, 2011 and assumed the additional role of Chairman of Warner/Chappell as of July 1, 2011. Base salary above for fiscal 2011 represents amounts earned following the commencement of Mr. Strang’s employment with the Company on January 1, 2011. Base salary for fiscal 2013 reflects the increase in Mr. Strang’s base compensation to $2,250,000 in December 2012.
(10)	Mr. Ansorge became an NEO in fiscal 2013. His employment will terminate in December 2013.
(11)	Mr. Wiesenthal was appointed Chief Operating Officer/Corporate in January 2013. Base salary above for fiscal 2013 represents amounts earned following the commencement of Mr. Wiesenthal’s employment with the Company in January 2013.

Grant of Plan-Based Awards in Fiscal Year 2013

In connection with their becoming participants in the Plan, the Compensation Committee approved a maximum number of deferred equity units for each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal and each received grants of Profits Interests, as follows:

Name	Grant Date	All other Stock Awards; Number of Shares of Stock or Units (#) (1)		Grant Date Fair Value of Stock and Option Awards (2)
Stephen Cooper	December 21, 2012	82,191.78	(1)	$8,805,205	(3)
	January 7, 2013	82,191.78	(2)	$0.00	(4)
Brian Roberts	December 21, 2012	10,410.9588	(1)	$1,115,326	(3)
	January 7, 2013	10,410.9588	(2)	$0.00	(4)
Cameron Strang	December 21, 2012	50,684.931	(1)	$5,429,877	(3)
	January 7, 2013	50,684.931	(2)	$0.00	(4)
Mark Ansorge	December 21, 2012	7,945.2054	(1)	$851,170	(3)
	January 7, 2013	7,945.2054	(2)	$0.00	(4)
Rob Wiesenthal	December 21, 2012	5,479.4520	(1)	$587,014	(3)
	January 7, 2013	5,479.4520	(2)	$0.00	(4)

(1)	Represents the maximum number of deferred equity units approved for grant to our NEOs under the Plan in 2013, in connection with their becoming participants in the Plan. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(2)	Reflects the aggregate grant date fair value of the maximum number of deferred equity units approved for grant to Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal in fiscal year 2013, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 13 to our audited financial statements for the year ended September 30, 2013.
(3)	Represents the number of Profits Interests granted to our NEOs under the Plan in 2013, in connection with their becoming participants in the Plan.
(4)	Reflects the aggregate grant date fair value of awards of Profits Interests made to Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal in fiscal year 2013, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 13 to our audited financial statements for the year ended September 30, 2013.

Under the Plan, the deferred amounts reflected in the table above will be credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units will be forfeited upon a participant’s termination of employment. Under the Plan, our NEOs’ Profits Interests will vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests will be forfeited on any termination of employment. As of September 30, 2013, none of the deferred equity units or Profits Interests held by our NEOs had vested, because no amounts of free cash flow bonuses had been earned and credited under the Plan.

The deferred amounts reflected in the table above will be settled in three equal installments on the December 2018, 2019 and 2020 Redemption Dates, so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully vested Acquired LLC Units in WMG Management LLC. On each Redemption Date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior Redemption Date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each Redemption Date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the Redemption Dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020. Redemption payments in respect of Profit Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.

In addition, if and when a dividend is paid on our common stock, a proportionate amount of such dividend will be paid to Management LLC for distribution to Plan participants in respect of their Profits Interests and Acquired LLC Units. Dividends may be reduced by the amount of any outstanding unrecovered added investment amounts.

As a condition to the grant of Profits Interests to our NEOs who elected to participate in the Plan, each of them agreed to restrictive covenants in the LLC Agreement, including noncompetition with the businesses of the Company and its subsidiaries during the participant’s term of employment (but not for Mr. Strang who is located in the State of California), non-solicitation of certain artists, labels and employees during the participant’s term of employment and for one year afterwards, as well as obligations of nondisparagement and confidentiality.

Summary of NEO Employment Arrangements

This section describes employment arrangements in effect for our NEOs during fiscal year 2013. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause”” and “Resignation for “Good Reason” or without “Good Reason”” below.

Employment Arrangements with Stephen Cooper

As noted above, Access has a consulting agreement in respect of Mr. Cooper pursuant to which he receives $166,667 a month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company does not have any other employment arrangement with Mr. Cooper.

Employment Arrangements with Brian Roberts, Cameron Strang, Mark Ansorge and Rob Wiesenthal

On December 21, 2012, in connection with their becoming participants in the Plan, Messrs. Roberts, Strang, Ansorge and Wiesenthal were required to enter into new simplified employment letters that replaced their employment arrangements with the Company and its subsidiaries. Those letters provide for at-will employment, base salary, a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his or her termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employment letter). The severance payment provided under the employee letter will equal 75% of a participant’s annual salary if a qualifying termination occurs prior to the first anniversary of the date the employee letter was entered into (i.e., December 21, 2013), and 50% of the participant’s annual salary if the qualifying termination occurs after the first anniversary. Any severance payment will be conditioned on the NEO’s execution of a release (in the Company’s standard form at the time) of the Company and its affiliates. In addition, their employment letters require Messrs. Roberts, Strang, Ansorge and Wiesenthal to comply with the restrictive covenants in the LLC Agreement.

Outstanding Equity Awards at 2013 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	82,191.78	(2)	$11,064,657
	82,191.78	(3)	$2,259,452
Brian Roberts	10,410.9588	(2)	$1,401,523
	10,410.9588	(3)	$286,197
Cameron Strang	50,684.931	(2)	$6,823,205
	50,684.931	(3)	$1,393,329
Mark Ansorge	7,945.2054	(2)	$1,069,584
	7,945.2054	(3)	$218,414
Rob Wiesenthal	5,479.452	(2)	$737,644
	5,479.452	(2)	$150,630

(1)	An NEO’s deferred equity units and Profits Interests generally vest over time as equivalent amounts of his annual free cash flow bonuses are deferred under the Plan. Uncredited deferred equity units and unvested Profits Interests will be forfeited on any termination of employment. As of September 30, 2013, none of the deferred equity units or Profits Interests held by our NEOs had vested, because no amounts of free cash flow bonuses had been earned and credited under the Plan.
(2)	Deferred equity units approved for grant to the officer. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(3)	Unvested Profit Interests.
(4)	Assumptions used in the calculation of this amount are included in Note 13 to our audited financial statements for the year ended September 30, 2013.

Potential Payments upon Termination or Change-In-Control

We have entered into employment arrangements that, by their terms, will require us to provide compensation and other benefits to our NEOs if their employment terminates or they resign under specified circumstances. In addition, the Plan provides for certain payments upon a participant’s termination of employment or a change-in-control of the Company.

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2013 and the NEO does not become employed by a new employer or return to work for the Company. The discussion that follows addresses Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal. See “Summary of NEO Employment Arrangements” above for a description of their respective agreements.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Roberts, Strang, Ansorge and Wiesenthal in this instance pursuant to their employment arrangements. As noted above, Mr. Cooper does not have an employment arrangement directly with the Company and, therefore, he is also not entitled to any benefits from the Company, except under the Plan, if he is terminated for cause or he resigns without “good reason”.

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Roberts, Strang, Ansorge and Wiesenthal are entitled to contractual severance benefits payable on termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if the employment of Messrs. Cooper, Roberts, Strang, Ansorge or Wiesenthal is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs are entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$2,280,000	—	—	—	$2,280,000
Brian Roberts	$487,500	$288,800	—	—	—	$776,300
Cameron Strang	$1,687,500	$1,406,000	—	—	—	$3,093,500
Mark Ansorge	$318,750	$220,400	—	—	—	$539,150
Rob S. Wiesenthal	$1,125,000	$152,000	—	—	—	$1,277,000

(1)	Amounts under salary for Messrs. Roberts, Strang, Ansorge and Wiesenthal represent 75% of their respective annual salary which would have been paid to them as severance on a termination without cause or termination for “good reason” on September 30, 2013, which would be payable in the regular payroll cycle in a period not exceeding 52 weeks.
(2)	Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2013, their full 2013 annual bonuses).
(3)	No amounts were deferred under the Plan as of September 30, 2013.
(4)	Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.

Estimated Benefits in connection with a Change in Control

As participants in the Plan, each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal will be entitled to additional payments upon a change in control in respect of his amounts deferred under the Plan and the Profits Interests granted to him.

Name	Bonus (1)	Value of Deferred Compensation (2)	Value of Profits Interests (3)	Total
Stephen Cooper	$570,000	2,148,847	$438,847	$3,157,694
Brian Roberts	$72,200	272,187	$55,587	$399,974
Cameron Strang	$351,500	1,325,122	$270,622	$1,947,244
Mark Ansorge	$55,100	207,722	$42,422	$305,244
Rob Wiesenthal	$38,000	143,256	$29,256	$210,512

(1)	Represents a pro rata amount of the portion of his free cash flow bonus in respect of the 2013 fiscal year payable in cash (or, 25% of the 2013 bonus since the change in control would be deemed to occur on September 30, 2013)
(2)	Represents the value of deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2013 fiscal year payable in deferred equity units (i.e., 75% of the full 2013 bonus since the change in control would be deemed to occur on September 30, 2013), based on the value of our common stock as of September 30, 2013.
(3)	Represents the value of Profits Interests that would have vested if 75% of his 2013 annual bonus would have been deferred under the Plan. The value of a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2013 since January 7, 2013, which was the grant date of the Profits Interests to our NEOs, and assumes that Management, LLC was liquidated and its proceeds distributed to its members, including our NEOs.

Upon a change of control of the Company and upon certain sales of shares of our common stock underlying Profits Interests and Acquired LLC Units, distributions will be made in respect of Profits Interests (to the extent of their liquidation value) and Acquired LLC Units. The LLC Agreement associated with the Plan provides Access with the right to cause Plan participants (including the NEOs) to sell their Profits Interests, Acquired LLC Units or the underlying shares of our common stock on a sale by Access of more than 50% of the outstanding shares of our common stock to third parties (i.e., a “drag-along right”), other than in a public offering of our common stock. Also, the LLC Agreement provides Plan participants (including the NEOs) with the right to sell their vested Profits Interests and Acquired LLC Units in the event that Access proposes to sell to third parties or us shares of our common stock other than certain sales after a public offering of our common stock (i.e., a “tag-along right”).

Estimated Benefits upon Death or Disability

Death. For Messrs. Roberts, Strang, Ansorge and Wiesenthal, other than accrued benefits and, under the Plan, no other benefits are provided in connection with such NEO’s death. Each of Messrs. Roberts, Strang, Ansorge and Wiesenthal would also receive insurance payouts equal to 1.5x their base salary up to a benefit maximum of $1.5 million.

Disability. For Messrs. Roberts, Strang, Ansorge and Wiesenthal, other than accrued benefits and short-term disability amounts and, under the Plan, no benefits are provided in connection with such NEO’s disability.

As participants in the Plan, each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$2,280,000	—	—	$2,280,000
Brian Roberts	$288,800	—	—	$288,800
Cameron Strang	$1,406,000	—	—	$1,406,000
Mark Ansorge	$220,400	—	—	$220,400
Rob Wiesenthal	$152,000	—	—	$152,000

(1)	Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2013, the full 2013 annual bonus) for each of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal.
(2)	No amounts were deferred under the Plan as of September 30, 2013.
(3)	Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.

Relevant Provisions of Employment Arrangements

Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.

Termination for “Cause”

Under the terms of their employment letters, we generally would have “cause” to terminate the employment of Messrs. Roberts, Strang, Ansorge and Wiesenthal in any of the following circumstances: (1) ceasing to perform his material duties to the Company or its affiliates (other than as a result of vacation , approved leave or incapacity due to physical or mental illness or injury), which failure amounts to an extended neglect of his duties, (2) engaging in conduct that is materially injurious to the business of the Company or its affiliates, (3) conviction of a felony or entered a plea of guilty or no contest to a felony charge or a misdemeanor involving as a material element fraud, dishonest or sale or possession of illicit substances, (4) failing to follow lawful instructions of his direct superiors or the Company’s board of directors and (5) breach of any restrictive covenant addressed in his employee letter. We are required to notify Messrs. Roberts, Strang, Ansorge and Wiesenthal after any event that constitutes “cause” before terminating their employment for “cause”, and in general they have no less than 15 days after receiving notice of an event described in clauses (1), (4) or (5) to cure the event.

A similar standard of “cause” applies to Mr. Cooper under the Plan with respect to his interests in the Plan.

Resignation for “Good Reason” or without “Good Reason”

Our employment letters with Messrs. Roberts, Strang, Ansorge and Wiesenthal provide that each of them generally would have “good reason” to terminate employment in any of the following circumstances: (1) if his salary or annual bonus percentage under the Plan is materially reduced, (2) if we fail to pay him any salary which has become payable and due to him or (3) our failure to pay him any entitlement that that has become payable and due under the Plan. Each of Messrs. Roberts, Strang, Ansorge and Wiesenthal is required to notify us within 30 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event, failing a cure, he must terminate his employment within 30 days after the cure period expires.

A similar standard of “good reason” applies to Mr. Cooper under the Plan with respect to his interests in the Plan.

Restrictive Covenants

Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Roberts, Strang, Ansorge and Wiesenthal to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” and the entitlement of Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.

The Plan for Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal also contain covenants regarding non-disclosure of confidential information.

Compliance with Section 409A

Prior to the Merger, when we were a public company, our NEOs were generally expected to be “specified employees” for purposes of Section 409A of the Code. As a result, we were prohibited from making any payment of “deferred compensation” within the meaning of Section 409A to them within six months of termination of employment for any reason other than death, to the extent such payments are triggered based on the employee’s separation from service. In the event that we become a public company, the Plan and each of our employment arrangements with our NEOs contain provisions as are necessary to delay the payment of any amounts subject to the six-month mandatory delay until we are permitted to make payment under Section 409A.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors, as of September 30, 2013, for services rendered to us during the last fiscal year.

No non-employee directors received any compensation for service on the Board of Directors or Board committees during fiscal 2013.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2013, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 12, 2013 with respect to beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.4%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	54.7945	5.2%
Stephen Cooper (3).	N/A	N/A	N/A
Brian Roberts (3)	N/A	N/A	N/A
Mark Ansorge (3)	N/A	N/A	N/A
Cameron Strang (3)	N/A	N/A	N/A
Rob S. Wiesenthal (3)	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,054.7945	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Jörg Mohaupt	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (13 persons)	Common Stock	1,054.7945	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 75 Rockefeller Center, New York, NY 10019, (212) 275-2000.
(2)	As of December 12, 2013, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.
(3)	Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. or Profits Interests in WMG Management Holdings, LLC. Messrs. Benet and Wagner beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock. Messrs. Cooper, Roberts, Strang, Ansorge and Wiesenthal own Profits Interests in WMG Management Holdings, LLC and disclaim any beneficial ownership of shares of the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access (the “Management Agreement”), dated July 20, 2011 (the “Merger Closing Date”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee (the “Annual Fee”) equal to the greater of (i) the Base Amount (as defined below) in effect from time to time or (ii) 1.5% of the EBITDA (as defined in the WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The “Base Amount” at any time shall be equal to the sum of (x) $8,667,000 and (y) 1.5% of the aggregate amount of Acquired EBITDA as at such time. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. Access received payments of $19 million during fiscal year 2013 in connection with the Management Agreement, including an annual fee of approximately $8 million, which includes certain expenses in connection with the Management Agreement, plus additional expenses of approximately $2 million related to certain consultants with full time roles at the Company, plus an $11 million transaction fee related to the acquisition of PLG.

Sublease Arrangements with Access

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

On May 6, 2013, a subsidiary of the Company, Warner Music Inc., entered into a License agreement with Access Industries, Inc., an affiliate of Access, for the use of office space leased by Access at the building at 450 West 14th Street in New York City. The current license fee of $27,033.50 per month is based on the per foot lease costs to the Company of its current headquarters space, which represent market terms. This fee will be updated to reflect the per foot lease costs of the Company’s new headquarters space, but the Company does not expect this amount to change materially as a result.

Consulting Agreement in respect of Stephen Cooper

Access Industries, Inc. has a consulting agreement in respect of Stephen Cooper pursuant to which he receives $166,667 a month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement.

Deezer

Access owns a minority equity interest in Blogmusik SAS, a French company trading under the name Deezer (“Deezer”), and is represented on Deezer’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc., have been a party to license arrangements with Deezer since 2008, which provide for the use of the Company’s content on Deezer’s ad-supported and subscription streaming services, as well as a worldwide PC only and portable subscription service (excluding the USA, Japan and France), pursuant to which Deezer is required to pay fees to WEA International Inc. Deezer is also required to make payments to WEA International Inc. in connection with certain bundling arrangements entered into between Deezer and certain telecommunication service providers. In fiscal year 2013, Deezer paid to WEA International Inc. an aggregate amount of approximately $9 million in connection with the foregoing arrangements. In addition, in connection with these arrangements, WEA International Inc. was issued, and currently holds, warrants to purchase ordinary shares representing a small minority interest in Deezer.

Relationships with Other Directors, Executive Officers and Affiliates

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently our Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to the achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company has recorded a $6 million liability as of September 30, 2013 based on the potential earn-out payments. No earn-out payment was triggered in fiscal 2013. The Company is also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $800,000, of which approximately $550,000 has been paid.

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

The Audit Committee of the Board of Directors selected the firm of Ernst & Young LLP, to serve as independent registered public accountants for the fiscal year ending September 30, 2013. Ernst & Young LLP has audited the Company’s financial statements since the Company was acquired from Time Warner Inc. in March 2004. In accordance with standing policy, Ernst & Young LLP periodically changes the personnel who work on the audit of the Company.

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees paid to Ernst & Young for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2013 and 2012 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2013	Year Ended September 30, 2012
Audit Fees	$5,233	$3,942
Audit-Related Fees	138	293
Tax Fees	40	13
All Other Fees	2,366	—

Total Fees	$7,777	$4,248

These fees exclude out-of-pocket costs of approximately $0.2 million for each of the periods ended September 30, 2013 and 2012.

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. In fiscal 2013, also includes approximately $1 million of PLG-related costs in connection with incremental audit procedures and additional statutory audits.

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

All Other Fees: For the fiscal year ended September 30, 2013, fees consist of integration work performed in connection with the acquisition of PLG. For the fiscal year ended September 30, 2012, the Company paid no other fees to Ernst & Young LLP for services rendered, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

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

During fiscal years 2013 and 2012, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

The agreements filed as Exhibits 2.1 and 2.8 to this Report have been attached as exhibits to provide investors and security holders with information regarding their respective terms. They are not intended to provide any other factual information about the Company or any of its affiliates or businesses. The representations, warranties, covenants and agreements contained in such exhibits were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders are not third-party beneficiaries under any of the agreements attached as exhibits hereto and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates or businesses. Moreover, the assertions embodied in the representations and warranties contained in each such agreement are qualified by information in confidential disclosure letters or schedules that the parties have exchanged. Accordingly, investors and security holders should not rely on the representations and warranties as characterizations of the actual state of facts of the Company or any of its affiliates or businesses. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of such agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Exhibit Number	Description

2.1(12)	Agreement and Plan of Merger, dated as of May 6, 2011, by and among Warner Music Group Corp., AI Entertainment Holdings LLC (formerly Airplanes Music LLC), and Airplanes Merger Sub, Inc.

2.2*(22)	Share Purchase Agreement, dated as of February 6, 2013, by and among WMG UK and certain other subsidiaries of the Company, as Buyers, and WMG Acquisition, as Buyers’ Guarantor, and EGH1 BV, EMI Group Holdings BV and DELTA Holdings BV, as Sellers (as defined therein), and Universal International Music BV, as Sellers’ Guarantor (as defined therein) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.3(22)	Form of Share Purchase Agreement to be entered into upon exercise of the Put Option, delivered by Warner Music Holdings BV, as Buyer, and WMG Acquisition, as Buyer’s Guarantor, to EMI Music France Holdco Limited, as Seller, and Universal International Music BV, as Seller’s Guarantor on February 6, 2013 (Schedules and exhibits omitted pursuant to Item 601(b) (2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.4*(22)	Put Option, dated as of February 6, 2013 (the “Put Option”), by and among Warner Music Holdings BV, as Buyer, and WMG Acquisition, as Buyer’s Guarantor, and EMI Music France Holdco Limited, as Seller, and Universal International Music BV, as Seller’s Guarantor (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.5(22)	Amendment No. 1 to the Put Option, dated February 8, 2013

2.6*(22)	Separation Agreement, dated as of February 6, 2013, by and between EGH1 BV, as Seller, and WMG UK, as Buyer. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.7*(23)	Deed of Variation to the Share Sale and Purchase Agreement, dated as of June 28, 2013, by and among WM Holdings UK and certain other subsidiaries of the Company, as Buyers (as defined therein), and WMG Acquisition Corp., as Buyers’ Guarantor (as defined therein), and EGH1 BV, EMI Group Holdings BV and DELTA Holdings BV, as Sellers (as defined therein), and Universal International Music BV, as Sellers’ Guarantor (as defined therein) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.8(23)	Share Sale and Purchase Agreement relating to EMI Music France SAS, dated as of July 1, 2013, by and among Warner Music Holdings BV, as Buyer (as defined therein), WMG Acquisition Corp., as Buyer’s Guarantor (as defined therein), EMI Records France Holdco Limited, as Seller (as defined therein), and Universal International Music BV, as Seller’s Guarantor (as defined therein) (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

3.1(13)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

4.1(1)	Indenture, dated as of July 20, 2011, among WM Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 9.50% Senior Secured Notes due 2016 (the “Second Tranche of Old Secured Notes”)

4.2(1)	Indenture, dated as of July 20, 2011, among WM Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018 (the “11.50% Senior Notes due 2018”)

Exhibit Number	Description

4.3(1)	Indenture, dated as of July 20, 2011, among WM Holdings Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019 (the “13.75% Senior Notes due 2019”)

4.4(8)	Indenture, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Guarantors party thereto and Wells Fargo Bank, National Association, and, together with the Second Tranche of Old Secured Notes, the “Old Secured Notes” as Trustee, relating to the 9.50% Senior Secured Notes due 2016 (the “First Tranche of Old Secured Notes”)

4.5(17)	Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (“New Secured Notes”).

4.6(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Acquisition Corp., the entities named in the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the Second Tranche of Old Secured Notes

4.7(17)	Second Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the Second Tranche of Old Secured Notes.

4.8(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Acquisition Corp., the entities named in the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018

4.9(17)	Second Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

4.10(17)	Third Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., Arms Up Inc. and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

4.11(25)	Fourth Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018

4.12(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.13(14)	Second Supplemental Indenture, dated as of August 2, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.14(17)	Third Supplemental Indenture, dated as of October 30, 2012, among WMG Holdings Corp., Warner Music Group Corp., as guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019.

4.15(25)	Fourth Supplemental Indenture, dated as of March 4, 2013, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.16(7)	Supplemental Indenture, dated as of May 23, 2011, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature page thereto and Wells Fargo Bank, National Association, as Trustee, relating to the First Tranche of Old Secured Notes

Exhibit Number	Description

4.17(1)	Second Supplemental Indenture, dated as of July 20, 2011, among the subsidiary guarantors listed on the signature pages thereto, subsidiaries of WMG Acquisition Corp., WMG Acquisition Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the First Tranche of Old Secured Notes

4.18(17)	Third Supplemental Indenture, dated as of October 30, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the First Tranche of Old Secured Notes.

4.19(17)	First Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Secured Notes due 2021 (the “Euro Notes”).

4.20(17)	Second Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 (the “Dollar Notes”).

4.21(25)	Third Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021.

4.22	Form of Second Tranche of Old Secured Note of WMG Acquisition Corp. (included in Exhibit 4.1 hereto)

4.23	Form of 11.50% Senior Note due 2018 of WMG Acquisition Corp. (included in Exhibit 4.2 hereto)

4.24	Form of 13.75% Senior Note due 2019 of WMG Holdings Corp. (included in Exhibit 4.3 hereto)

4.25	Form of First Tranche of Old Secured Note of WMG Acquisition Corp. (included in Exhibit 4.4 hereto)

4.26	Form of New Secured Note of WMG Acquisition Corp. (included in Exhibit 4.5 hereto)

4.27(14)	Guarantee, dated August 2, 2011, issued by Warner Music Group Corp., relating to the 13.75% Senior Notes due 2019

4.28(16)	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the Second Tranche of Old Secured Notes

4.29(16)	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the First Tranche of Old Secured Notes

4.30(16)	Guarantee, dated December 8, 2011, issued by Warner Music Group Corp., relating to the 11.50% Senior Notes due 2018

4.31(21)	Guarantee, dated November 16, 2012, issued by Warner Music Group Corp., relating to the New Secured Notes.

4.32(17)	Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.33(17)	Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

Exhibit Number	Description

4.34(17)	Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.35(17)	Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.36(17)	Satisfaction and Discharge of Indenture, dated as of November 1, 2012, relating to the Indenture, dated as of May 28, 2009, as amended, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, related to the First Tranche of Old Secured Notes.

4.37(17)	Satisfaction and Discharge of Indenture, dated as of November 1, 2012, relating to the Indenture, dated as of July 20, 2011, as amended, among WMG Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, related to the Second Tranche of Old Secured Notes.

10.1(17)	Credit Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., each lender from time to time party thereto, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint bookrunners and joint lead arrangers, and Barclays Bank PLC and UBS Securities LLC, as syndication agents, relating to a revolving credit facility.

10.2(17)	Credit Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., each lender from time to time party thereto, Credit Suisse AG, as administrative agent, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Securities LLC, Macquarie Capital (USA) Inc. and Nomura Securities International, Inc., as joint bookrunners and joint lead arrangers, and Barclays Bank PLC and UBS Securities LLC, as syndication agents, relating to a term loan credit facility.

10.3(26)	First Amendment to Credit Agreement, dated as of April 23, 2013 among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as Administrative Agent relating to a revolving credit facility

10.4(26)	Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein

10.5(26)	Commitment Letter, dated as of February 6, 2013, by and among Credit Suisse AG, Credit Suisse Securities (USA) LLC, Barclays Bank PLC, UBS Loan Finance LLC, UBS Securities LLC, Macquarie Capital (USA) Inc., MIHI LLC, Nomura Securities International, Inc. and Nomura International PLC

10.6(17)	Subsidiary Guaranty, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the revolving credit facility.

10.7(17)	Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.8**(22)	Letter Agreement, dated as of December 21, 2012, between Warner Music Inc. and Brian Roberts

10.9**(22)	Letter Agreement, dated as of December 21, 2012, between Warner/Chappell Music, Inc. and Cameron Strang

Exhibit Number	Description

10.10**$	Letter Agreement, dated as of December 20, 2012, between Warner Music Inc. and Rob Wiesenthal

10.11**(22)	Letter Agreement, dated as of February 11, 2013, between Warner Music Inc. and Brian Roberts

10.12**$	Letter Agreement, dated as of December 17, 2012, between Warner Music, Inc. and Mark Ansorge

10.13(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.14(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.15(24)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.16(24)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.17(6)	Assurance of Discontinuance, dated November 22, 2005

10.18(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.19*(9)	US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.20*(9)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.21*(9)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.22*(9)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.23**(10)	Warner Music Group Corp. Deferred Compensation Plan

10.24(11)	First Letter Amendment, dated January 14, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and the International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.25*(11)	Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.26*(11)	Third Letter Amendment, dated January 25, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and the International Manufacturing and PP&S Agreement, dated as of July 1, 2010, between WEA International Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

Exhibit Number	Description

10.27*(19)	Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.28(20)	Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.29(20)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.30(8)	Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the Grantors party thereto and Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties and as Notes Authorized Representative

10.31(8)	Copyright Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.32(8)	Patent Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.33(8)	Trademark Security Agreement, dated as of May 28, 2009, made by the Grantors listed on the signature pages thereto in favor of Wells Fargo Bank, National Association, as Collateral Agent for the Secured Parties

10.34**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.35(1)	Credit Agreement, dated as of July 20, 2011, among WMG Acquisition Corp., each lender from time to time party thereto and Credit Suisse AG, as administrative agent

10.36(1)	Subsidiary Guaranty, dated as of July 20, 2011 made by the Persons listed on the signature pages thereof under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties

10.37(1)	Copyright Security Agreement, dated July 20, 2011, made by 615 Music Library, LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.38(1)	Copyright Security Agreement, dated July 20, 2011, made by The All Blacks, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.39(1)	Copyright Security Agreement, dated July 20, 2011, made by Ferret Music LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.40(1)	Copyright Security Agreement, dated July 20, 2011, made by Ferret Music Holdings LLC, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.41(1)	Copyright Security Agreement, dated July 20, 2011, made by J. Ruby Productions, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.42(1)	Copyright Security Agreement, dated July 20, 2011, made by Six-Fifteen Music Productions, Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.43(1)	Copyright Security Agreement, dated July 20, 2011, made by Summy-Birchard Inc. in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties.

10.44(1)	Trademark Security Agreement, dated July 20, 2011, made by Warner Music Nashville LLC in favor of Wells Fargo Bank, National Association, as collateral agent for the Secured Parties

10.45(1)	Security Agreement Supplement, dated July 20, 2011, to the Security Agreement, dated as of May 28, 2009, among WMG Acquisition Corp., WMG Holdings Corp., the subsidiary guarantors and Wells Fargo Bank, National Association, as collateral agent and notes authorized representative

Exhibit Number	Description

10.46(15)	Amendment No. 1, dated as of September 28, 2011 to the Security Agreement dated as of May 28, 2009 among WMG Acquisition Corp., WMG Holdings Corp., the other Persons listed on the signature pages thereof, Wells Fargo Bank, National Association, as Collateral Agent, Wells Fargo Bank, National Association, as trustee under the Indenture and the other Authorized Representatives listed on the signature pages thereof

10.47**(27)	Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.48**$	Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of December 4, 2013

10.49**(28)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.50**(27)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

21.1$	List of Subsidiaries

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1$	Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2013, filed on December 12, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

$	Filed herewith

*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment

**	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate
***	Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)

(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)

(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)

(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)

(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)

(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)

(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 29, 2009 (File No. 001-32502)

(9)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)

(10)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)

(11)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)

(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)

(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)

(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-32502)

(15)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 3, 2011 (File No. 001-32502)

(16)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2011 (file. No. 001-32502)

(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)

(18)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502)

(19)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)

(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)

(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 19, 2012 (File No. 001-32502)

(22)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 (File No. 001-32502)

(23)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-32502)

(24)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on October 4, 2013 (File No. 001-32502)

(25)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on March 5, 2013 (File No. 001-32502)

(26)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013 (File No. 001-32502)

(27)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 27, 2013 (File No. 001-32502)

(28)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (file. No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 12, 2013.

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