Form 10-Q
period 2013-12-31
Warner Music Group Corp.
filed 2014-02-06
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

There is no public market for the Registrant’s common stock. As of February 6, 2014 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31, 2013	September 30, 2013
	(in millions)
Assets
Current assets:
Cash and equivalents	$129	$155
Accounts receivable, less allowances of $79 and $55 million	566	511
Inventories	34	33
Royalty advances expected to be recouped within one year	105	93
Deferred tax assets	43	43
Prepaid and other current assets	61	59
Total current assets	938	894
Royalty advances expected to be recouped after one year	195	173
Property, plant and equipment, net	181	180
Goodwill	1,677	1,668
Intangible assets subject to amortization, net	3,074	3,107
Intangible assets not subject to amortization	120	120
Other assets	103	110
Total assets	$6,288	$6,252
Liabilities and Equity
Current liabilities:
Accounts payable	$246	$280
Accrued royalties	1,203	1,147
Accrued liabilities	288	321
Accrued interest	58	75
Deferred revenue	192	139
Current portion of long-term debt	68	13
Other current liabilities	21	25
Total current liabilities	2,076	2,000
Long-term debt	2,858	2,854
Deferred tax liabilities, net	422	439
Other noncurrent liabilities	234	216
Total liabilities	$5,590	$5,509
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	—	—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(378)	(341)
Accumulated other comprehensive loss, net	(69)	(61)
Total Warner Music Group Corp. equity	$681	$726
Noncontrolling interest	17	17
Total equity	698	743
Total liabilities and equity	$6,288	$6,252

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
	(in millions)
Revenues	$815	$769
Costs and expenses:
Cost of revenues	(441)	(408)
Selling, general and administrative expenses (a)	(293)	(262)
Amortization of intangible assets	(66)	(48)
Total costs and expenses	(800)	(718)
Operating income	15	51
Loss on extinguishment of debt	—	(83)
Interest expense, net	(55)	(53)
Other expense, net	(4)	(5)
Loss before income taxes	(44)	(90)
Income tax benefit	8	11
Net loss	(36)	(79)
Less: income attributable to noncontrolling interest	(1)	(1)
Net loss attributable to Warner Music Group Corp.	$(37)	$(80)

(a)	Includes depreciation expense of:	$(12)	$(13)

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
	(in millions)
Net loss	$(36)	$(79)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8)	2
Total other comprehensive (loss) income, net of tax:	(8)	2
Total comprehensive loss	(44)	(77)
Less: comprehensive income attributable to noncontrolling interest	(1)	(1)
Comprehensive loss attributable to Warner Music Group Corp.	$(45)	$(78)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
	(in millions)
Cash flows from operating activities
Net loss	$(36)	$(79)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	—	83
Depreciation and amortization	78	61
Deferred income taxes	(16)	(10)
Non-cash share-based compensation expense	3	—
Non-cash interest expense	4	2
Changes in operating assets and liabilities:
Accounts receivable	(56)	(23)
Inventories	(1)	1
Royalty advances	(35)	(35)
Accounts payable and accrued liabilities	(79)	(53)
Royalty payables	56	32
Accrued interest	(17)	(49)
Deferred income	60	55
Other balance sheet changes	(13)	5
Net cash used in operating activities	(52)	(10)
Cash flows from investing activities
Acquisition of music publishing rights	(10)	(8)
Investments and acquisitions of businesses, net of cash acquired	(4)	—
Capital expenditures	(12)	(7)
Net cash used in investing activities	(26)	(15)
Cash flows from financing activities
Proceeds from draw down of the Revolving Credit Facility	155	31
Repayment of the Revolving Credit Facility	(100)	(31)
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	—	500
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	—	227
Proceeds from Acquisition Corp Term Loan Facility	—	594
Repayment of Acquisition Corp 9.5% Senior Secured Notes	—	(1,250)
Financing costs paid	—	(127)
Deferred financing costs paid	—	(30)
Distributions to noncontrolling interest holder	(1)	—
Net cash provided by (used in) financing activities	54	(86)
Effect of exchange rate changes on cash and equivalents	(2)	(2)
Net decrease in cash and equivalents	(26)	(113)
Cash and equivalents at beginning of period	155	302
Cash and equivalents at end of period	$129	$189

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Value
	(in millions, except per share amounts)
Balance at September 30, 2013	1,055	$0.001	$1,128	$(341)	$(61)	$726	$17	$743
Net (loss) income	—	—	—	(37)	—	(37)	1	(36)
Other comprehensive loss, net of tax	—	—	—	—	(8)	(8)	—	(8)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2013	1,055	$0.001	$1,128	$(378)	$(69)	$681	$17	$698

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and the Atlantic Records Group. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, among others, Asylum, Big Beat, East West, Elektra, Erato, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

Outside the United States, Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally the Company engages in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller markets, the Company licenses the right to distribute the Company’s records to non-affiliated third-party record labels. The Company’s international artist services operations also include a network of concert promoters through which it provides resources to coordinate tours for the Company’s artists and other artists as well as management companies that partner with artists on other aspects of their career such as merchandising, fan clubs, endorsements, as well as appearances and sponsorship.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are otherwise exploited by digital streaming services such as Beats Music, Deezer, Rhapsody and Spotify, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

The Company has integrated the sale of digital content into all aspects of its business including Artist & Repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side-by-side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company builds artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands it helps create.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2014.

The consolidated balance sheet at September 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to December 31, 2013 and December 31, 2012 relate to the three-month periods ended December 27, 2013 and December 28, 2012, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that no additional disclosures are necessary.

New Accounting Pronouncements

During the first quarter of fiscal 2014, the Company simultaneously adopted Accounting Standards Updates (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2011-11 and ASU 2013-01 require additional quantitative and qualitative disclosures over financial instruments and derivative instruments that are offset on the balance sheet or subject to master netting arrangements. The adoption of these standards did not have an impact on the Company’s financial statements, other than disclosure.

During the first quarter of fiscal 2014, the Company adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. The adoption of this standard did not have an impact on the Company’s financial statements, other than disclosure.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 attempts to eliminate diversity in practice by requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than presentation.

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity (deficit), consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include interest-rate swap and foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes:

	Foreign Currency Translation Gain (Loss)	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance at September 30, 2013	$(57)	$(4)	$—	$(61)
Other comprehensive loss (a)	(8)	—	—	(8)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at December 31, 2013	$(65)	$(4)	$—	$(69)

___________

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $(2) million.

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

On June 28, 2013, the parties to the PLG Agreement entered into a Deed of Variation, resulting in an Amended and Restated Share Sale and Purchase Agreement (the “PLG Amended Agreement”). The PLG Amended Agreement provided for, among other amendments, a revision to the definition of “Aggregate Payments” to increase this amount from the consideration paid for the outstanding shares of capital stock in PLG Holdco and certain related entities identified in the PLG Amended Agreement to an amount that reflects the entire purchase price. The adjustment to this definition results in a greater potential cap on liability for the PLG Sellers in connection with certain claims that may be brought under the PLG Amended Agreement.

On July 1, 2013, the Company completed the Acquisition. In connection with the Acquisition, the Company incurred $20 million in professional fees and integration costs during the three months ended December 31, 2013 and $38 million in professional fees and integration costs, as well as an $11 million fee under the Management Agreement (defined below), during the fiscal year ended September 30, 2013.

The Acquisition was accounted for in accordance with FASB ASC Topic 805, Business Combination (“ASC 805”), using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the Acquisition, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 13 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

The table below presents (i) the preliminary estimate of the Acquisition consideration as it relates to the acquisition of PLG by the Buyers and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of July 1, 2013 (in millions):

Purchase Price	£487
Preliminary Working Capital Adjustment	13
Adjusted Purchase Price	£500
Foreign Exchange Rate at July 1, 2013	1.53
Adjusted Purchase Price in U.S. dollars	$765
Fair Value of assets acquired and liabilities assumed:
Cash	46
Accounts receivable	80
Other current assets	8
Property, plant and equipment	39
Intangible assets	764
Accounts payable	(83)
Royalties payable	(147)
Other current liabilities	(21)
Deferred revenue	(25)
Deferred tax liabilities	(139)
Other noncurrent liabilities *	(27)
Fair value of net assets acquired	495
Goodwill recorded *	270
Total purchase price allocated	$765
*	Amounts have been adjusted based on new information obtained during the measurement period.

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The goodwill recorded as part of the Acquisition reflects the expected value to be generated from the continuing transition of the music industry and the expected resulting cost savings; cost and revenue synergies to be realized; as well as any intangible assets that do not qualify for separate recognition. The resulting goodwill has been allocated to our Recorded Music reportable segment. The Company does not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

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

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the Acquisition occurred on October 1, 2012. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. Additionally, certain pro forma adjustments have been made to the historical results of PLG in order to (i) convert them to U.S. GAAP; (ii) conform their accounting policies to those applied by the Company; (iii) present them in U.S. dollars; (iv) align accounting periods; and (v) eliminate revenue and expenses and related assets and liabilities for international licensing agreements to sell repertoire owned by non acquired entities that have been terminated as a result of the Acquisition and excluded assets not acquired by the Company. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the Acquisition or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods. The unaudited pro forma results for the three months ended December 31, 2012 includes the licensing income remitted to the repertoire owner by the selling territory, but does not reflect the licensing fee retained and related direct costs incurred by the selling territory. For the three months ended December 31, 2013, where WMG is the selling territory, the licensing fee and direct costs are included in our consolidated results.

The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal 2013.

Three Months Ended December 31, 2012
(in millions)
Revenue	$906
Operating income	54
Net loss attributable to Warner Music Group Corp.	(66)

Actual results related to PLG included in the Consolidated Statements of Operations for the three months ended December 31, 2013 consist of revenues of $74 million and operating loss of $23 million, which includes professional fees and integration costs associated with the Acquisition. The results related to PLG included in the above results for the three months ended December 31, 2012 consist of revenues of $137 million and operating income of $3 million.

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment during the three months ended December 31, 2013:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2013	$1,204	$464	$1,668
Acquisitions	7	—	7
Dispositions	—	—	—
Other adjustments	2	—	2
Balance at December 31, 2013	$1,213	$464	$1,677

Acquisitions during the three months ended December 31, 2013 represent an adjustment to preliminary amounts recorded in the prior period as a result of the Acquisition of PLG based on new information obtained during the measurement period. Other adjustments during the three months ended December 31, 2013 represent foreign currency movements.

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

Other Intangible Assets

Other intangible assets consist of the following:

	Weighted Average Useful Life	December 31, 2013	September 30, 2013
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,014	$1,006
Music publishing copyrights	28 years	1,566	1,546
Artist and songwriter contracts	13 years	988	983
Trademarks	7 years	7	7
		3,575	3,542
Accumulated amortization		(501)	(435)
Total net intangible assets subject to amortization		3,074	3,107
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	120	120
Total net other intangible assets		$3,194	$3,227

6. Debt

Debt Capitalization

Long-term debt, including the current portion, consisted of the following:

	December 31, 2013	September 30, 2013
	(in millions)
Revolving Credit Facility (a)	55	—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,303	1,303
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	216	213
11.5% Senior Notes due 2018—Acquisition Corp. (d)	752	751
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	$2,926	$2,867
Less: current portion	68	13
Total long-term debt	$2,858	$2,854

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million and $1 million at December 31, 2013 and September 30, 2013, respectively. There were $55 million of loans outstanding under the Revolving Credit Facility at December 31, 2013, included in the current portion of long term debt. There were no loans outstanding at September 30, 2013.

(b)

Principal amount of $1.310 billion less unamortized discount of $7 million at both December 31, 2013 and September 30, 2013. Of this amount, $13 million at both December 31, 2013 and September 30, 2013, representing the scheduled amortization, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amounts above represent the dollar equivalent of such notes at December 31, 2013 and September 30, 2013.
(d)	Face amount of $765 million less unamortized discounts of $13 million and $14 million at December 31, 2013 and September 30, 2013, respectively.

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

The loans under the Term Loan Facility bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR Rate”), plus 2.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.50% and (z) the one-month Term Loan LIBOR Rate plus 1.0% per annum (“Term Loan Base Rate”), plus, in each case, 1.75% per annum. The Term Loan LIBOR Rate shall be deemed to be not less than 1.00%.  If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

Amortization and Maturity of Term Loan Facility

The loans under the amended Term Loan Facility amortize in equal quarterly installments due December, March, June and September in aggregate annual amounts equal to 1.00% of the original principal amount of the amended Term Loan Facility with the balance payable on maturity date of the Term Loans. The amended Term Loan Facility matures on July 1, 2020, with a springing maturity date on July 2, 2018 in the event that more than $153 million aggregate principal amount of the 11.50% Senior Notes of Acquisition Corp. due October 1, 2018 are outstanding on June 28, 2018 unless, on June 28, 2018, the senior secured indebtedness to EBITDA ratio of Acquisition Corp. is less than or equal to 3.50 to 1.00.

Maturity of Revolving Credit Facility

The Revolving Credit Facility matures on November 1, 2017.

Maturities of Senior Notes

As of December 31, 2013, there are no scheduled maturities of notes until 2018, when $765 million is scheduled to mature. Thereafter, $816 million is scheduled to mature.

Interest Expense, net

Total interest expense, net was $55 million and $53 million for the three months ended December 31, 2013 and December 31, 2012, respectively. The weighted-average interest rate of the Company’s total debt was 6.8% at December 31, 2013, 6.9% at September 30, 2013 and 8.2% at December 31, 2012.

7. Restructuring

In conjunction with the Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $85 million in restructuring charges, currently estimated to be made up of employee-related costs of $61 million, real estate costs of $18 million and other costs of $6 million. Total restructuring costs of $7 million were incurred in the three months ended December 31, 2013 with respect to these actions, which consist entirely of employee-related costs. Total costs to date under the Restructuring Plan are $29 million, including total cash payments of $23 million. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee- related Costs	Real Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2013	$10	$—	$—	$10
Restructuring expense	7	—	—	7
Cash Payments	(11)	—	—	(11)
Balance at December 31, 2013	$6	$—	$—	$6

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the Restructuring Plan is shown below:

Three months ended December 31, 2013
(in millions)
Selling, general and administrative expense	$7
Total restructuring expense	$7

All of the above expenses were recorded in the Recorded Music reportable segment.

8. Share-Based Compensation Plans

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

For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. All deferred and matching equity units will be settled in three installments in December 2018, 2019, and 2020. The deferred units will be settled at the participant’s election for cash equal to the fair market value or one fractional company share. The matching units will be settled for cash equal to the redemption price. In December 2020, all outstanding units become mandatorily redeemable at the then redemption price. Due to this mandatory redemption clause, the Company has classified the awards under the Plan as liability awards. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award.

The following is a summary of the Company’s share awards for the period ended December 31, 2013:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Fair Value	Matching Equity Units Intrinsic Value	Deferred Equity Units Weighted- Average Grant-Date Intrinsic Value	Matching Equity Units Weighted- Average Grant-Date Intrinsic Value
Unvested units at September 30, 2013	24	24	$134.62	$27.49	$107.13	$—
Granted	—	—	134.62	27.49	107.13	—
Vested	(5)	—	134.62	27.49	107.13	—
Forfeited	(1)	(1)	134.62	27.49	107.13	—
Unvested units at December 31, 2013	18	23	134.62	27.49	107.13	—

The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended December 31, 2013 was $107.13. The fair value of these deferred equity units at December 31, 2013 was $134.62. There was no such activity in the comparable prior year period.

Compensation Expense

The Company recognized non-cash compensation expense related to its share-based compensation plan of $3 million for the three months ended December 31, 2013. Of the $3 million, $2 million related to awards for employees and $1 million related to awards for non-employees for the three months ended December 31, 2013.

In addition, as of December 31, 2013, the Company had approximately $16 million of unrecognized compensation costs related to its unvested share awards. The remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 3 years.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of internet download purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is currently in discovery. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. On January 23, 2014, the Court granted preliminary approval of the settlement. The hearing on final approval of the settlement is scheduled for October 2, 2014. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

10. Derivative Financial Instruments

Foreign Currency Risk

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts (“FX Contracts”) for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into FX Contracts primarily to hedge its royalty payments and balance sheet items denominated in foreign currency, including Euro denominated debt. The Company applies hedge accounting to FX Contracts for cash flows related to royalty payments The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are recognized in Other Comprehensive Income (“OCI”) for unrealized items and recognized in earnings for realized items. The Company elects to not apply hedge accounting to foreign currency exposures related to balance sheet items. The Company records these FX Contracts in the consolidated balance sheet at fair value and changes in fair value are immediately recognized in earnings. Fair value is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 13.

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

For royalty-related hedges, the Company records foreign exchange contracts at fair value on its balance sheet and the related gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income. For hedges of financing transactions and other balance sheet items, hedge gains and losses are taken directly to the statement of operations where there is an equal and offsetting entry related to the underlying exposure. Gains and losses on foreign exchange contracts generally are included as a component of other income (expense), net, in the Company’s consolidated statement of operations.

As of December 31, 2013, the Company had outstanding hedge contracts for the sale of $89 million and the purchase of $783 million of foreign currencies at fixed rates. As of December 31, 2013, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2013, the Company had outstanding hedge contracts for the sale of $249 million and the purchase of $1.044 billion of foreign currencies at fixed rates. As of September 30, 2013, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

Interest Rate Risk

The Company has $2.946 billion of principal debt outstanding at December 31, 2013, of which $1.365 billion is variable rate debt. As such, the Company is exposed to changes in interest rates. At December 31, 2013, 54% of the Company’s debt was at a fixed rate. In addition, at December 31, 2013, all of the Company’s floating rate debt under the Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed-rate debt until such time as the LIBOR rate moves higher than the floor.

In addition to the $1.365 billion of variable rate debt, the Company also had $1.581 billion of fixed-rate debt. Based on the level of interest rates prevailing at December 31, 2013, the fair value of the fixed-rate and variable rate debt was approximately $3.120 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $10 million. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.  The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at December 31, 2013 and September 30, 2013:

	December 31, 2013(a)		September 30, 2013(b)
	(in millions)
Other current assets	$	−	$1
Other current liabilities		(13)	(23)
(a)	Includes $4 million and $17 million of foreign exchange derivative contracts in asset and liability positions, respectively.
(b)	Includes $5 million and $27 million of foreign exchange derivative contracts in asset and liability positions, respectively.

11. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent the reportable segments of the Company. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets and non-cash impairment charges to reduce the carrying value of goodwill and intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While inter-company transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results. Segment information consists of the following:

Three Months Ended	Recorded music	Music publishing	Corporate expenses and eliminations	Total
	(in millions)
December 31, 2013
Revenues	$691	$128	$(4)	$815
OIBDA	93	19	(19)	93
Depreciation of property, plant and equipment	(8)	(1)	(3)	(12)
Amortization of intangible assets	(50)	(16)	—	(66)
Operating income (loss)	$35	$2	$(22)	$15
December 31, 2012
Revenues	$657	$116	$(4)	$769
OIBDA	114	16	(18)	112
Depreciation of property, plant and equipment	(7)	(2)	(4)	(13)
Amortization of intangible assets	(33)	(15)	—	(48)
Operating income (loss)	$74	$(1)	$(22)	$51

12. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $68 million and $100 million during the three months ended December 31, 2013 and December 31, 2012, respectively. The Company paid approximately $3 million and $5 million of income and withholding taxes, net of refunds, during the three months ended December 31, 2013 and December 31, 2012, respectively.

13. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Dsiclosures (“ASC 820”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

—	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
—

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

—

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2013 and September 30, 2013. Balances in other current and other non-current liabilities represent purchase obligations and contingent consideration related to the Company’s various acquisitions. Derivatives not designated as hedging instruments represent the balances in other current assets and other current liabilities below and the gains and losses on these financial instruments are included as a component of other (expense) income, net, in the statement of operations.

	Fair Value Measurements as of December 31, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(13)	$—	$(13)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(14)	$(14)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(7)	$(7)
Total	$—	$(13)	$(21)	$(34)

	Fair Value Measurements as of September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(23)	$—	$(23)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(9)	$(9)
Total	$—	$(22)	$(22)	$(44)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2013	$22
Additions	2
Payments	(3)
Balance at December 31, 2013	$21

The decrease in net liabilities classified as Level 3 was primarily related to contingent consideration payments made during the period.

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2013, the fair value of the Company’s debt was $3.120 billion. Unrealized gains or losses on debt do not result in the realization or expenditure of cash and generally are not recognized for financial reporting purposes unless the debt is retired prior to its maturity.

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

The Holdings Notes are guaranteed by the Company. This guarantee is full and unconditional. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and which are not guarantors of the Holdings Notes, (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic, wholly-owned subsidiaries are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances.

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

December 31, 2013

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$	─	$10	$119	$	─	$129	$	─	$	─	$	─	$129
Accounts receivable, net		─	183	383		─	566		─		─		─	566
Inventories		─	9	25		─	34		─		─		─	34
Royalty advances expected to be recouped within one year		─	58	47		─	105		─		─		─	105
Deferred tax assets		─	20	23		─	43		─		─		─	43
Prepaid and other current assets		5	8	48		─	61		─		─		─	61
Total current assets		5	288	645		─	938		─		─		─	938
Royalty advances expected to be recouped after one year		─	107	88		─	195		─		─		─	195
Investments in and advances to (from) consolidated subsidiaries		2,806	894	─		(3,700)	─		829		681		(1,510)	─
Property, plant and equipment, net		─	103	78		─	181		─		─		─	181
Goodwill		─	1,379	298		─	1,677		─		─		─	1,677
Intangible assets subject to amortization, net		─	989	2,085		─	3,074		─		─		─	3,074
Intangible assets not subject to amortization		─	75	45		─	120		─		─		─	120
Due (to) from parent companies		797	23	(820)		─	─		─		─		─	─
Other assets		65	12	19		─	96		7		─		─	103
Total assets		$3,673	$3,870	$2,438		$(3,700)	$6,281		$836		$681		$(1,510)	$6,288
Liabilities and Deficit:
Current liabilities:
Accounts payable	$	─	$75	$171	$	─	$246	$	─	$	─	$	─	$246
Accrued royalties		─	513	690		─	1,203		─		─		─	1,203
Accrued liabilities		─	66	222		─	288		─		─		─	288
Accrued interest		53	─	─		─	53		5		─		─	58
Deferred revenue		─	114	78		─	192		─		─		─	192
Current portion of long-term debt		68	─	─		─	68		─		─		─	68
Other current liabilities		─	16	5		─	21		─		─		─	21
Total current liabilities		121	784	1,166		─	2,071		5		─		─	2,076
Long-term debt		2,708	─	─		─	2,708		150		─		─	2,858
Deferred tax liabilities, net		─	127	295		─	422		─		─		─	422
Other noncurrent liabilities		15	83	136		─	234		─		─		─	234
Total liabilities		2,844	994	1,597		─	5,435		155		─		─	5,590
Total Warner Music Group Corp. equity (deficit)		829	2,876	824		(3,700)	829		681		681		(1,510)	681
Noncontrolling interest		─	─	17		─	17		─		─		─	17
Total equity (deficit)		829	2,876	841		(3,700)	846		681		681		(1,510)	698
Total liabilities and equity (deficit)		$3,673	$3,870	$2,438		$(3,700)	$6,281		$836		$681		$(1,510)	$6,288

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet

September 30, 2013

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$	─	$16	$139	$	─	$155	$	─	$	─	$	─	$155
Accounts receivable, net		─	185	326		─	511		─		─		─	511
Inventories		─	10	23		─	33		─		─		─	33
Royalty advances expected to be recouped within one year		─	59	34		─	93		─		─		─	93
Deferred tax assets		─	21	22		─	43		─		─		─	43
Prepaid and other current assets		5	8	46		─	59		─		─		─	59
Total current assets		5	299	590		─	894		─		─		─	894
Royalty advances expected to be recouped after one year		─	109	64		─	173		─		─		─	173
Investments in and advances to (from) consolidated subsidiaries		2,811	930	─		(3,741)	─		879		726		(1,605)	─
Property, plant and equipment, net		─	101	79		─	180		─		─		─	180
Goodwill		─	1,379	289		─	1,668		─		─		─	1,668
Intangible assets subject to amortization, net		─	1,007	2,100		─	3,107		─		─		─	3,107
Intangible assets not subject to amortization		─	75	45		─	120		─		─		─	120
Due (to) from parent companies		799	(27)	(772)		─	─		─		─		─	─
Other assets		68	14	21		─	103		7		─		─	110
Total assets		$3,683	$3,887	$2,416		$(3,741)	$6,245		$886		$726		$(1,605)	$6,252
Liabilities and Deficit:
Current liabilities:
Accounts payable		─	$96	$184		─	$280		─		─		─	$280
Accrued royalties		─	570	577		─	1,147		─		─		─	1,147
Accrued liabilities		─	94	227		─	321		─		─		─	321
Accrued interest		65	─	─		─	65		10		─		─	75
Deferred revenue		─	56	83		─	139		─		─		─	139
Current portion of long-term debt		13	─	─		─	13		─		─		─	13
Other current liabilities		─	23	(4)		6	25		─		─		─	25
Total current liabilities		78	839	1,067		6	1,990		10		─		─	2,000
Long-term debt		2,704	─	─		─	2,704		150		─		─	2,854
Deferred tax liabilities, net		─	128	311		─	439		─		─		─	439
Other noncurrent liabilities		22	68	133		(7)	216		─		─		─	216
Total liabilities		2,804	1,035	1,511		(1)	5,349		160		─		─	5,509
Total Warner Music Group Corp. equity (deficit)		879	2,852	888		(3,740)	879		726		726		(1,605)	726
Noncontrolling interest		─	─	17		─	17		─		─		─	17
Total equity (deficit)		879	2,852	905		(3,740)	896		726		726		(1,605)	743
Total liabilities and equity (deficit)		$3,683	$3,887	$2,416		$(3,741)	$6,245		$886		$726		$(1,605)	$6,252

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2013

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$	─	$354	$510	$(49)	$815	$	─	$	─	$	─	$815
Costs and expenses:
Cost of revenues		─	(155)	(335)	49	(441)		─		─		─	(441)
Selling, general and administrative expenses		─	(115)	(179)	1	(293)		─		─		─	(293)
Amortization of intangible assets		─	(30)	(36)	─	(66)		─		─		─	(66)
Total costs and expenses		─	(300)	(550)	50	(800)		─		─		─	(800)
Operating income (expense)		─	54	(40)	1	15		─		─		─	15
Interest income (expense), net		(31)	1	(20)	─	(50)		(5)		─		─	(55)
Equity gains (losses) from consolidated subsidiaries		(21)	(13)	─	34	─		(32)		(37)		69	─
Other income (expense), net		12	(14)	(2)	─	(4)		─		─		─	(4)
(Loss) income before income taxes		(40)	28	(62)	35	(39)		(37)		(37)		69	(44)
Income tax benefit (expense)		8	(4)	7	(3)	8		─		─		─	8
Net (loss) income		(32)	24	(55)	32	(31)		(37)		(37)		69	(36)
Less: loss attributable to noncontrolling interest		─	─	(1)	─	(1)		─		─		─	(1)
Net (loss) income attributable to Warner Music Group Corp.		$(32)	$24	$(56)	$32	$(32)		$(37)		$(37)		$69	$(37)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended December 31, 2012

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$	─	$344	$481	$(56)	$769	$	─	$	─	$	─	$769
Costs and expenses:
Cost of revenues		─	(162)	(295)	49	(408)		─		─		─	(408)
Selling, general and administrative expenses		─	(123)	(154)	15	(262)		─		─		─	(262)
Amortization of intangible assets		─	(30)	(18)	─	(48)		─		─		─	(48)
Total costs and expenses		─	(315)	(467)	64	(718)		─		─		─	(718)
Operating income (expense)		─	29	14	8	51		─		─		─	51
Loss on extinguishment of debt		(83)	─	─	─	(83)		─		─		─	(83)
Interest (expense) income, net		(43)	1	(5)	─	(47)		(6)		─		─	(53)
Equity gains (losses) from consolidated subsidiaries		41	(17)	─	(24)	─		(74)		(80)		154	─
Other expense, net		─	(5)	─	─	(5)		─		─		─	(5)
(Loss) income before income taxes		(85)	8	9	(16)	(84)		(80)		(80)		154	(90)
Income tax benefit (expense)		11	10	(1)	(9)	11		─		─		─	11
Net (loss) income		(74)	18	8	(25)	(73)		(80)		(80)		154	(79)
Less: loss attributable to noncontrolling interest		─	─	(1)	─	(1)		─		─		─	(1)
Net (loss) income attributable to Warner Music Group Corp.		$(74)	$18	$7	$(25)	$(74)		$(80)		$(80)		$154	$(80)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(32)	$24	$(55)	$32	$(31)	$(37)	$(37)	$69	$(36)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8)	─	(8)	8	(8)	(8)	(8)	16	(8)
Other comprehensive loss, net of tax:	(8)	─	(8)	8	(8)	(8)	(8)	16	(8)
Total comprehensive (loss) income	(40)	24	(63)	40	(39)	(45)	(45)	85	(44)
Comprehensive income attributable to noncontrolling interest	─	─	(1)	─	(1)	─	─	─	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(40)	$24	$(64)	$40	$(40)	$(45)	$(45)	$85	$(45)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2012

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net (loss) income	$(74)	$18	$8	$(25)	$(73)	$(80)	$(80)	$154	$(79)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2	─	2	(2)	2	2	2	(4)	2
Other comprehensive income, net of tax:	2	─	2	(2)	2	2	2	(4)	2
Total comprehensive (loss) income	(72)	18	10	(27)	(71)	(78)	(78)	150	(77)
Comprehensive loss attributable to noncontrolling interest	─	─	(1)	─	(1)	─	─	─	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(72)	$18	$9	$(27)	$(72)	$(78)	$(78)	$150	$(78)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2013

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income		$(32)	$24	$(55)		$32	$(31)		$(37)		$(37)		$69	$(36)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization		─	38	40		─	78		─		─		─	78
Deferred income taxes		─	─	(16)		─	(16)		─		─		─	(16)
Non-cash interest expense		4	─	─		─	4		─		─		─	4
Non-cash share-based compensation expense		─	3	─		─	3		─		─		─	3
Equity (gains) losses, including distributions		21	13	─		(34)	─		32		37		(69)	─
Changes in operating assets and liabilities:
Accounts receivable		─	2	(58)		─	(56)		─		─		─	(56)
Inventories		─	1	(2)		─	(1)		─		─		─	(1)
Royalty advances		─	2	(37)		─	(35)		─		─		─	(35)
Accounts payable and accrued liabilities		─	(109)	51		(21)	(79)		─		─		─	(79)
Royalty payables		─	(56)	112		─	56		─		─		─	56
Accrued interest		(12)	─	─		─	(12)		(5)		─		─	(17)
Deferred income		─	60	─		─	60		─		─		─	60
Other balance sheet changes		3	3	(42)		23	(13)		─		─		─	(13)
Net cash (used in) provided by operating activities		(16)	(19)	(7)		─	(42)		(10)		─		─	(52)
Cash flows from investing activities:
Acquisition of music publishing rights		─	(6)	(4)		─	(10)		─		─		─	(10)
Change in due to (from) subsidiaries		(29)	─	─		29	─		─		─		─	─
Capital expenditures		─	(9)	(3)		─	(12)		─		─		─	(12)
Investments and acquisitions of businesses, net of cash acquired		─	(1)	(3)		─	(4)		─		─		─	(4)
Net cash (used in) provided by investing activities		(29)	(16)	(10)		29	(26)		─		─		─	(26)
Cash flows from financing activities:
Dividend by Acquisition Corp.to Holdings Corp.		(10)	─	─		─	(10)		10		─		─	─
Distribution to noncontrolling interest holder		─	─	(1)		─	(1)		─		─		─	(1)
Proceeds from draw down of the Revolving Credit Facility		155	─	─		─	155		─		─		─	155
Repayment of the Revolving Credit Facility		(100)	─	─		─	(100)		─		─		─	(100)
Change in due (from) to issuer		─	29	─		(29)	─		─		─		─	─
Net cash (used in) provided by financing activities		45	29	(1)		(29)	44		10		─		─	54
Effect of foreign currency exchange rate changes on cash		─	─	(2)		─	(2)		─		─		─	(2)
Net (decrease) increase in cash and equivalents		─	(6)	(20)		─	(26)		─		─		─	(26)
Cash and equivalents at beginning of period		─	16	139		─	155		─		─		─	155
Cash and equivalents at end of period	$	─	$10	$$119	$	─	$129	$	─	$	─	$	─	$129

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2012

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income		$(74)	$18	$8		$(25)	$(73)		$(80)		$(80)		$154	$(79)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt		83	─	─		─	83		─		─		─	83
Depreciation and amortization		─	39	22		─	61		─		─		─	61
Deferred income taxes		─	─	(10)		─	(10)		─		─		─	(10)
Non-cash interest expense		2	─	─		─	2		─		─		─	2
Equity (gains) losses, including distributions		(41)	17	─		24	─		74		80		(154)	─
Changes in operating assets and liabilities:
Accounts receivable		─	(14)	(9)		─	(23)		─		─		─	(23)
Inventories		─	1	─		─	1		─		─		─	1
Royalty advances		─	(25)	(10)		─	(35)		─		─		─	(35)
Accounts payable and accrued liabilities		─	29	(80)		(2)	(53)		─		─		─	(53)
Royalty payables		─	(36)	68		─	32		─		─		─	32
Accrued interest		(44)	─	─		─	(44)		(5)		─		─	(49)
Deferred income		─	40	15		─	55		─		─		─	55
Other balance sheet changes		11	(14)	5		3	5		─		─		─	5
Net cash (used in) provided by operating activities		(63)	55	9		─	1		(11)		─		─	(10)
Cash flows from investing activities:
Acquisition of music publishing rights		─	(6)	(2)		─	(8)		─		─		─	(8)
Change in due to (from) subsidiaries		106	─	─		(106)	─		─		─		─	─
Capital expenditures		─	(4)	(3)		─	(7)		─		─		─	(7)
Net cash (used in) provided by investing activities		106	(10)	(5)		(106)	(15)		─		─		─	(15)
Cash flows from financing activities:
Dividend by Acquisition Corp.to Holdings Corp.		(2)	─	─		─	(2)		2		─		─	─
Proceeds from draw down of the Revolving Credit Facility		31	─	─		─	31		─		─		─	31
Repayment of the Revolving Credit Facility		(31)	─	─		─	(31)		─		─		─	(31)
Proceeds from issuance of Acquisition Corp 6.0% Senior Secured Notes		500	─	─		─	500		─		─		─	500
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes		227	─	─		─	227		─		─		─	227
Proceeds from Acquisition Corp Term Loan Facility		594	─	─		─	594		─		─		─	594
Repayment of Acquisition Corp. 9.5% Senior Secured Notes		(1,250)	─	─		─	(1,250)		─		─		─	(1,250)
Financing costs paid		(127)	─	─		─	(127)		─		─		─	(127)
Deferred financing costs paid		(29)	─	─		─	(29)		(1)		─		─	(30)
Change in due to (from) issuer		─	(106)	─		106	─		─		─		─	─
Net cash (used in) provided by financing activities		(87)	(106)	─		106	(87)		1		─		─	(86)
Effect of foreign currency exchange rate changes on cash		─	─	(2)		─	(2)		─		─		─	(2)
Net (decrease) increase in cash and equivalents		(44)	(61)	2		─	(103)		(10)		─		─	(113)
Cash and equivalents at beginning of period		44	105	143		─	292		10		─		─	302
Cash and equivalents at end of period	$	─	$44	$145	$	─	$189	$	─	$	─	$	─	$189

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions (including the acquisition of Parlophone Label Group) we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, including expected cost savings and other synergies and benefits from our acquisition of Parlophone Label Group, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy in the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, ongoing developments relating to and the effect on the competitive landscape of the music industry following the sale of EMI’s recorded music and music publishing businesses, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

—	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;
—	downward pressure on our pricing and our profit margins and reductions in shelf space;
—	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
—	threats to our business associated with home copying and digital downloading;
—	the significant threat posed to our business and the music industry by organized industrial piracy;
—	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
—	the diversity and quality of our portfolio of songwriters;
—	the diversity and quality of our album releases;
—	the impact of legitimate channels for digital distribution of our creative content;
—

our dependence on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;

—	our involvement in intellectual property litigation;
—	our ability to continue to enforce our intellectual property rights in digital environments;
—

the ability to develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

—	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
—	failure to realize expected cost savings and other synergies and benefits contemplated by the Acquisition (defined below);
—	the integration of Parlophone Label Group making it more difficult to maintain certain strategic relationships and distracting management’s focus on the business;
—	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
—	significant fluctuations in our operations and cash flows from period to period;
—	our inability to compete successfully in the highly competitive markets in which we operate;
—

further consolidation of our industry and its impact on the competitive landscape of the music industry, specifically the acquisition of EMI’s recorded music business by Universal Music Group and the acquisition of EMI’s music publishing business by a consortium led by Sony Corporation of America;

—	trends, developments or other events in some foreign countries in which we operate;
—	local economic conditions in the countries in which we operate;
—	our failure to attract and retain our executive officers and other key personnel;
—	the impact of rate regulations on our Recorded Music and Music Publishing businesses;
—	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
—	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
—	unfavorable currency exchange rate fluctuations;
—	our failure to have full control and ability to direct the operations we conduct through joint ventures;
—	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
—	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
—	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
—	the growth of other products that compete for the disposable income of consumers;
—	the impact of, and risks inherent in, acquisitions or business combinations;
—	risks inherent to our outsourcing of IT infrastructure and certain finance and accounting functions;
—

the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost-savings;

—

the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

—

the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

—	the fact that our debt agreements contain restrictions that limit our flexibility in operating our business;
—	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness;
—

the significant amount of cash required to service our indebtedness and the ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control;

—	risks of downgrade, suspension or withdrawal of the rating assigned by a rating agency to us could impact our cost of capital;
—

risks relating to Access, which indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;

—	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the U.S. and Canada and part of Europe;
—	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
—	changes in law and government regulations; and
—	risks related to other factors discussed under Part II, Item 1A “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

—

Overview. This section provides a general description of our business, as well as recent developments that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

—

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2013 and December 31, 2012. This analysis is presented on both a consolidated and segment basis.

—

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2013 and December 31, 2012 as well as a discussion of our financial condition and liquidity as of December 31, 2013. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

Recent Developments

Acquisition of the Parlophone Label Group

On February 6, 2013, the Company signed a definitive agreement to acquire Parlophone Label Group (“PLG”) from Universal Music Group, a division of Vivendi, for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”). On July 1, 2013, we completed the Acquisition. PLG includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG is comprised of the historic Parlophone label and Chrysalis and Ensign labels in the UK, as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists include Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alboran, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato following the Acquisition.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated historical OIBDA to operating income and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares results between periods as if exchange rates had remained constant period over period. We use results on a constant-currency basis as one measure to evaluate our performance. We calculate constant-currency by calculating prior year results using current year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

Outside the United States, our Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally we engage in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute our records to non-affiliated third-party record labels. Our international artist services operations also include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists as well as management companies that partner with artists on other aspects of their career such as merchandising, fan clubs, endorsements, appearances and sponsorship.

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors in the United States, Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors in the United States; various distribution centers and ventures operated internationally, an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace, and our worldwide artist and label-services organization, including ADA Worldwide, which provides distribution services outside of the United States through a network of affiliated and non-affiliated distributors.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are otherwise exploited by digital streaming services such as Beats Music, Deezer, Rhapsody and Spotify, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

We have integrated the sale of digital content into all aspects of our business including Artist & Repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We build artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more broadly in the monetization of the artist brands we help create.

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

Recorded Music revenues are derived from four main sources:

—	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs, LPs and DVDs;
—	Digital: the rightsholder receives revenues with respect to digital download services, streaming services and other online and mobile digital music services;
—

Artist services and expanded-rights: the rightsholder receives revenues with respect to artist services businesses and our participation in expanded-rights associated with our artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

—

Licensing: the rightsholder receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames; the rightsholder also receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, and in public spaces such as shops, workplaces, restaurants, bars and clubs.

The principal costs associated with our Recorded Music operations are as follows:

—

Artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing artists, (iii) creating master recordings in the studio and (iv) creating artwork for album covers and liner notes;

—

Product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets, the costs to distribute products of independent labels to wholesale and retail distribution outlets, as well as those principal costs related to our artist services and expanded-rights businesses;

—

Selling and marketing expenses—the costs associated with the promotion and marketing of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

—	General and administrative expenses—the costs associated with general overhead and other administrative costs.

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Since 2012, Warner/Chappell has been making an effort to augment its film and TV music business, with the acquisitions of certain songs and recordings from numerous critically acclaimed films and TV shows. These acquisitions will help Warner/Chappell take advantage of the higher margins and strong synchronization and performance income in the TV/film space. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

Music Publishing revenues are derived from five main sources:

—

Performance: the licensor receives royalties if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), and performance of music in staged theatrical productions;

—	Mechanical: the licensor receives royalties with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, LPs and DVDs;
—

Synchronization: the licensor receives royalties or fees for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise;

—	Digital: the licensor receives royalties or fees with respect to digital download services, streaming services and other online and mobile digital music services; and
—	Other: the licensor receives royalties for use in printed sheet music.

The principal costs associated with our Music Publishing operations are as follows:

—

Artist and repertoire costs—the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works and (ii) signing and developing songwriters; and

—	General and administrative expenses—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

Market Factors

Since 1999, the industry has experienced negative growth rates on a global basis and the worldwide recorded music market has contracted considerably, which has adversely affected our operating results. While there are signs of industry stabilization, with IFPI reporting that global recorded music industry revenues grew 0.2% in 2012, the first time in the last 13 years that the industry grew on a year-over-year basis, and, according to the RIAA, the estimated retail value of the U.S. recorded music industry declined by only 0.9% in 2012, a marked improvement after a decade of steep declines prior to 2011, in 2013, for the first time since the launch of iTunes, the U.S. music industry finished the year with a decrease in digital music sales and sales continued to fall in other countries as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. In addition, a declining recorded music industry could continue to have an adverse impact on portions of the music publishing business. This is because the music publishing business generates a portion of its revenues from mechanical royalties from the sale of music in CD and other physical recorded music formats.

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the Acquisition, we also incurred other integration and other nonrecurring costs related to the Acquisition. These costs amounted to approximately $20 million for the three months ended December 31, 2013 and were recorded in the consolidated statements of operation, $3 million within product costs and $17 million within general and administrative expense. Such costs were immaterial for the three months ended December 31, 2012. The total integration costs are expected to be approximately $77 million.

Restructuring Costs and Expected Cost Savings and Other Synergies from the Acquisition

In conjunction with the Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO prior to the close of the Acquisition. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $85 million in restructuring costs, currently estimated to be made up of employee-related costs of $61 million, real estate costs of $18 million and other costs of $6 million. Total restructuring costs of $7 million have been incurred during the three months ended December 31, 2013 with respect to these actions, which consist entirely of employee-related costs. Total restructuring costs of $29 million have been incurred to date under the Restructuring Plan. A significant portion of these charges have resulted and will continue to result in cash expenditures. Total cash payments of $23 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $85 million in restructuring costs does not include other integration and other nonrecurring costs related to the Acquisition noted above that are currently estimated to be $77 million, which do not qualify as restructuring costs.

When completed, these actions are expected to result in cost savings and other synergies of approximately $70 million, primarily within selling, general and administrative expenses. To date, we have realized $7 million in cost savings. We expect to realize the remaining benefits of such synergies over the next 21 months. Although management currently believes such cost savings and other synergies will be realized from the Acquisition, there can be no assurance that these cost savings or any other synergies will be achieved in full.

Severance Charges

We recorded severance charges (unrelated to the Acquisition) of $1 million for the three months ended December 31, 2013.  We recorded severance charges (unrelated to the Acquisition) of $5 million for the three months ended December 31, 2012 as part of our actions to further align our cost structure with industry trends.

Expanding Business Models to Offset Declines in Physical Sales

Digital Distribution

A key part of our strategy to offset declines in physical sales is to expand digital sales and other digital distribution models. New digital models have enabled us to find additional ways to generate revenues from our music content. We are in the early stages of the transition from physical to digital sales, so overall sales decreased as the increases in digital sales were not yet offsetting decreases in physical sales. While there are signs of industry stabilization, the industry continues to be negatively impacted as a result of the transition to digital sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers may not only purchase entire albums, but they may also “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as streaming services, continue to develop. While it is believed within the recorded music industry that growth in digital revenue will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy, nor can it be determined how those changes will affect individual markets. We believe it is reasonable to expect that digital margins will generally be higher than physical sales margins as a result of the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as higher mechanical copyright royalties payable to music publishers, which apply in the digital space. As consumer purchasing and consumption patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s other revenue streams, in addition to recorded music sales, such as touring, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. Artist services and expanded-rights Recorded Music revenue represented approximately 10% of our total revenue during the three months ended December 31, 2013. Artist services and expanded-

rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded-rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert artist services tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time or (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $2 million for both the three months ended December 31, 2013 and December 31, 2012, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $1 million of reimbursed expenses in each period related to certain consultants with full time roles at the Company.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared with Three Months Ended December 31, 2012

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Revenue by Type
Physical	$273	$300	$(27)	-9%
Digital	256	237	19	8%
Total Physical and Digital	529	537	(8)	-1%
Artist services and expanded-rights	84	60	24	40%
Licensing	78	60	18	30%
Total Recorded Music	691	657	34	5%
Performance	51	47	4	9%
Mechanical	27	26	1	4%
Synchronization	26	22	4	18%
Digital	21	19	2	11%
Other	3	2	1	50%
Total Music Publishing	128	116	12	10%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$815	$769	$46	6%
Revenue by Geographical Location
U.S. Recorded Music	$230	$259	$(29)	-11%
U.S. Music Publishing	41	35	6	17%
Total U.S.	271	294	(23)	-8%
International Recorded Music	461	398	63	16%
International Music Publishing	87	81	6	7%
Total International	548	479	69	14%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$815	$769	$46	6%
Total Revenue

Total revenue increased by $46 million, or 6%, to $815 million for the three months ended December 31, 2013 from $769 million for the three months ended December 31, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for the three months ended December 31, 2013 and 85% and 15% of total revenue for the three months ended December 31, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 33% and 67% of total revenue for the three months ended December 31, 2013 and 38% and 62% of total revenue for the three months ended December 31, 2012. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $52 million, or 7%.

Our total revenue for the three months ended December 31, 2013 included the impact of PLG revenue of $74 million, which reflects a light release schedule. Excluding the impact of PLG, total revenue decreased by $28 million, or 4%. This total revenue decline excluding PLG was mainly due to a light release schedule for Recorded Music, partially offset by Music Publishing strength in performance and synchronization revenue.

Total digital revenue after intersegment eliminations increased by $21 million, or 8%, to $276 million for the three months ended December 31, 2013 from $255 million for the three months ended December 31, 2012. Total digital revenue represented 34% and 33% of consolidated revenue for the three months ended December 31, 2013 and December 31, 2012, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2013 was comprised of U.S. revenue of $134 million and international revenue of $143 million, or 48% and 52% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2012 was comprised of U.S. revenue of $139 million and international revenue of $117 million, or 54% and 46% of total digital revenue, respectively. The weighting of U.S. versus international digital revenue changed primarily due to the additional PLG revenue which is more internationally weighted.

Recorded Music revenue increased by $34 million, or 5%, to $691 million for the three months ended December 31, 2013 from $657 million for the three months ended December 31, 2012. U.S. Recorded Music revenues were $230 million and $259 million, or 33% and 39% of consolidated Recorded Music revenues for the three months ended December 31, 2013 and December 31, 2012, respectively. International Recorded Music revenues were $461 million and $398 million, or 67% and 61% of consolidated Recorded Music revenues for the three months ended December 31, 2013 and December 31, 2012, respectively.

The overall increase in Recorded Music revenue was mainly driven by the additional $74 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $40 million due to a light release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue, and an increase in licensing revenue. Excluding the impact of PLG revenue, physical revenue declined $67 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. The comparative prior period included the success of Led Zeppelin’s “Celebration Day”, a release more heavily weighted toward physical sales. Excluding the impact of PLG revenue, digital revenue declined slightly by $3 million, primarily as a result of a light release schedule in the current period. We continued to see growth in streaming services revenue, which grew $33 million in total, and $22 million excluding the impact of PLG. Offsetting this growth was a $10 million decline in digital download revenue, or a $21 million decline excluding the impact of PLG revenue, mainly driven by a decline in the United States as well as a $4 million decline in mobile revenue. The increase in artist services and expanded-rights revenue was driven by strong concert promotion revenue in Europe due to the timing of tours. The increase in licensing revenue was primarily driven by $10 million in revenue from PLG, with the remaining increase attributed to new licensing deals and increased broadcast fees. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $40 million, or 6%.

Music Publishing revenues increased by $12 million, or 10%, to $128 million for the three months ended December 31, 2013 from $116 million for the three months ended December 31, 2012. U.S. Music Publishing revenues were $41 million and $35 million, or 32% and 30%, of Music Publishing revenues for the three months ended December 31, 2013 and December 31, 2012, respectively. International Music Publishing revenues were $87 million and $81 million, or 68% and 70%, of Music Publishing revenues for the three months ended December 31, 2013 and December 31, 2012, respectively.

The increase in Music Publishing revenue reflected a strong overall quarter driven by increases in performance revenue, synchronization revenue, digital revenue and mechanical revenue. The increase in performance revenue was driven by the timing of collection society distributions. The increase in synchronization revenue was driven by a $3 million increase in commercial income, a $2 million increase in karaoke licensing income, and a $1 million increase in video game income due to new licensing deals, partially offset by a $2 million decline in television program income. In addition, digital revenue continued to grow and was up $2 million primarily due to an increase in streaming services revenue. There was no net impact of foreign currency exchange rates on total Music Publishing revenue.

Revenue by Geographical Location

U.S. revenue decreased by $23 million, or 8%, to $271 million for the three months ended December 31, 2013 from $294 million for the three months ended December 31, 2012. U.S. Recorded Music revenue declined $29 million, or $36 million excluding the impact of PLG revenue. The primary driver was the decline in U.S. Recorded Music physical revenue of $29 million, or $31 million excluding the impact of PLG revenue.  The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule in the current period. The comparative prior period included the success of Led Zeppelin’s “Celebration Day”, a release more heavily weighted toward physical sales. U.S. Recorded Music digital revenue declined $5 million, or $9 million excluding the impact of PLG revenue. This decline reflected a light release schedule. Partially offsetting these declines was a $5 million increase in U.S. Recorded Music licensing revenue, or a $4 million increase excluding the impact of PLG, primarily due to new licensing deals. U.S. Recorded Music artist services and expanded-rights revenue remained flat. U.S. Music Publishing revenue increased $6 million primarily due to a $4 million increase in synchronization revenue as a result of a $3 million increase in commercial income, and a $1 million increase in mechanical revenue.

International revenue increased by $69 million, or 14%, to $548 million for the three months ended December 31, 2013 from $479 million for the three months ended December 31, 2012. International Recorded Music revenue increased $63 million primarily due to an additional $67 million in revenue from PLG. Excluding the impact of PLG, the $4 million decrease was due to the decline in physical revenue, which was not completely offset by increases in digital revenue, artist services and expanded-rights revenue and licensing revenue. While international Recorded Music physical revenue increased slightly by $2 million, the increase was mainly due to PLG physical revenue. Excluding PLG, physical revenue declined $36 million, as a result of the ongoing shift in demand towards digital product and a comparatively light release schedule in the current period. Offsetting this decrease was an increase in digital revenue of $24 million, or $6 million excluding the impact of PLG revenue. The main driver of the increase was a $14 million increase in streaming services revenue due to the increasing availability of streaming access models internationally, offset by a $4 million decline in mobile revenue and a $4 million decline in digital download revenue. International Recorded Music artist services and expanded-rights revenue increased $24 million, or $22 million excluding PLG revenue, due to higher concert promotion revenue, primarily resulting from a $10 million increase in Italy and a $13 million increase in France due to timing of tours. International Recorded Music Licensing revenue increased $13 million as a result of $9 million in revenue from PLG and increased broadcast fees. International Music Publishing revenue increased $6 million due to a $4 million increase in performance revenue due to the timing of a collection society distribution, and a $2 million increase in digital revenue due to an increase in streaming services revenue. Excluding the unfavorable impact of foreign currency exchange rates, total international revenue increased $75 million, or 16%.

Cost of revenues

Our cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$279	$266	$13	5%
Product costs	162	142	20	14%
Total cost of revenues	$441	$408	$33	8%

Total cost of revenues increased by $33 million, or 8%, to $441 million for the three months ended December 31, 2013 from $408 million for the three months ended December 31, 2012. Expressed as a percentage of revenues, cost of revenues increased to 54% for the three months ended December 31, 2013 from 53% for the three months ended December 31, 2012.

Artist and repertoire costs increased by $13 million, or 5%, to $279 million for the three months ended December 31, 2013 from $266 million for the three months ended December 31, 2012 primarily due to higher royalty expense associated with higher revenues. Artist and repertoire costs as a percentage of revenue decreased to 34% for the three months ended December 31, 2013 from 35% for the three months ended December 31, 2012 as a result of a shift towards higher margin deals in Music Publishing.

Product costs increased by $20 million, or 14%, to $162 million for the three months ended December 31, 2013 from $142 million for the three months ended December 31, 2012. The increase was primarily driven by an increase in the artist services and expanded-rights product cost associated with the increase in concert promotion revenue.  Product costs also includes $3 million of other integration costs associated with the Acquisition, primarily related to supply chain integration. Product costs as a percentage of revenue increased to 20% for the three months ended December 31, 2013 from 18% for the three months ended December 31, 2012, primarily due to the revenue mix. Concert promotion revenue tends to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Our selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$161	$128	$33	26%
Selling and marketing expense	115	117	(2)	-2%
Distribution expense	17	17	—	—%
Total selling, general and administrative expense	$293	$262	$31	12%

(1)	Includes depreciation expense of $12 million and $13 million for the three months ended December 31, 2013 and December 31, 2012, respectively.

Total selling, general and administrative expense increased by $31 million, or 12%, to $293 million for the three months ended December 31, 2013 from $262 million for the three months ended December 31, 2012. Expressed as a percentage of revenues, selling, general and administrative expense increased to 36% for the three months ended December 31, 2013 from 34% for the three months ended December 31, 2012. Total selling, general and administrative expense includes $12 million of PLG overhead costs.

General and administrative expense increased by $33 million, or 26%, to $161 million for the three months ended December 31, 2013 from $128 million for the three months ended December 31, 2012. The increase in general and administrative expense was primarily due to $7 million of restructuring costs, a $17 million increase in professional fees and other integration costs associated with the Acquisition, including transitional employees, and PLG overhead costs, partially offset by $4 million lower severance charges unrelated to the Acquisition. Expressed as a percentage of revenue, general and administrative expense increased to 20% for the three months ended December 31, 2013 from 17% for the three months ended December 31, 2012.

Selling and marketing expense decreased by $2 million, or 2%, to $115 million for the three months ended December 31, 2013 from $117 million for the three months ended December 31, 2012. The decrease in selling and marketing expense was primarily due to a comparatively light release schedule with lower proportionate marketing spend in the current period. Expressed as a percentage of revenue, selling and marketing expense decreased to 14% for the three months ended December 31, 2013 from 15% for the three months ended December 31, 2012 due to the restructuring and other integration costs noted above.

Distribution expense remained flat at $17 million for both the three months ended December 31, 2013 and December 31, 2012. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended December 31, 2013 and December 31, 2012.

Reconciliation of Consolidated Historical OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$93	$112	$(19)	-17%
Depreciation expense	(12)	(13)	1	8%
Amortization expense	(66)	(48)	(18)	-38%
Operating income	15	51	(36)	-71%
Loss on extinguishment of debt	—	(83)	83	100%
Interest expense, net	(55)	(53)	(2)	-4%
Other expense, net	(4)	(5)	1	20%
Loss before income taxes	(44)	(90)	46	51%
Income tax benefit	8	11	(3)	-27%
Net loss	(36)	(79)	43	54%
Less: income attributable to noncontrolling interest	(1)	(1)	—	—%
Net loss attributable to Warner Music Group Corp.	$(37)	$(80)	$43	54%

OIBDA

OIBDA decreased by $19 million, or 17%, to $93 million for the three months ended December 31, 2013 as compared to $112 million for the three months ended December 31, 2012 as a result of the flow through of higher revenue offset by increased selling, general and administrative expense mainly due to PLG related restructuring and other integration costs as noted above. Expressed as a percentage of total revenue, OIBDA decreased to 11% for the three months ended December 31, 2013 from 15% for the three months ended December 31, 2012.

Depreciation expense

Depreciation expense decreased by $1 million, or 8%, to $12 million for the three months ended December 31, 2013 from $13 million for the three months ended December 31, 2012.

Amortization expense

Amortization expense increased by $18 million, or 38%, to $66 million for the three months ended December 31, 2013 from $48 million for the three months ended December 31, 2012 due to the Acquisition and the resulting increase in amortizable intangible assets.

Operating income

Operating income decreased $36 million, or 71%, to $15 million, for the three months ended December 31, 2013 from $51 million for the three months ended December 31, 2012. The decrease in operating income was primarily due to the factors that led to the decrease in OIBDA noted above and the increase in amortization expense, as noted above.  Operating income expressed as a percentage of total revenue decreased to 2% for the three months ended December 31, 2013 from 7% for the three months ended December 31, 2012.

Loss on extinguishment of debt

On November 1, 2012, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. As a result, for the three months ended December 31, 2012 we recorded an $83 million loss on extinguishment of debt which represents the difference between the redemption payment and the carrying value of the debt as of the refinancing date. We did not have any such expense in the three months ended December 31, 2013.

Interest expense, net

Our interest expense, net, increased by $2 million, or 4%, to $55 million for the three months ended December 31, 2013 from $53 million for the three months ended December 31, 2012. The increase was primarily driven by the additional debt incurred as a result of the Acquisition, partially offset by the refinancing of debt obligations to lower interest rates in the prior fiscal year as well as the paydown of debt in the prior fiscal year.

Other expense, net

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit

We incurred an income tax benefit of $8 million for the three months ended December 31, 2013 as compared to $11 million for the three months ended December 31, 2012. The decrease in the income tax benefit primarily relates to a lower pretax loss for the three months ended December 31, 2013.

Net loss

Net loss decreased by $43 million, or 54%, to $36 million for the three months ended December 31, 2013 from $79 million for the three months ended December 31, 2012 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for both the three months ended December 31, 2013 and December 31, 2012.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Recorded Music
Revenue	$691	$657	$34	5%
OIBDA	93	114	(21)	-18%
Operating income	$35	$74	$(39)	-53%
Music Publishing
Revenue	$128	$116	$12	10%
OIBDA	19	16	3	19%
Operating income (loss)	$2	$(1)	$3	—%
Corporate expenses and intersegment eliminations
Revenue	$(4)	$(4)	$—	—%
OIBDA	(19)	(18)	(1)	-6%
Operating loss	$(22)	$(22)	$—	—%
Total
Revenue	$815	$769	$46	6%
OIBDA	93	112	(19)	-17%
Operating income	$15	$51	$(36)	-71%

Recorded Music

Revenues

Recorded Music revenue increased by $34 million, or 5%, to $691 million for the three months ended December 31, 2013 from $657 million for the three months ended December 31, 2012. U.S. Recorded Music revenues were $230 million and $259 million, or 33% and 39% of consolidated Recorded Music revenues for the three months ended December 31, 2013 and December 31, 2012, respectively. International Recorded Music revenues were $461 million and $398 million, or 67% and 61% of consolidated Recorded Music revenues for the three months ended December 31, 2013 and December 31, 2012, respectively.

The overall increase in Recorded Music revenue was mainly driven by the additional $74 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $40 million due to a light release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue, and an increase in licensing revenue. Excluding the impact of PLG revenue, physical revenue declined $67 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. The comparative prior period included the success of Led Zeppelin’s “Celebration Day”, a release more heavily weighted toward physical sales. Excluding the impact of PLG revenue, digital revenue declined slightly by $3 million, primarily as a result of a light release schedule in the current period. We continued to see growth in streaming services revenue, which grew $33 million in total, and $22 million excluding the impact of PLG. Offsetting this growth was a $10 million decline in digital download revenue, or a $21 million decline excluding the impact of PLG revenue, mainly driven by a decline in the United States as well as a $4 million decline in mobile revenue. The increase in artist services and expanded-rights revenue was driven by strong concert promotion revenue in Europe due to the timing of tours. The increase in licensing revenue was primarily driven by $10 million in revenue from PLG, with the remaining increase attributed to new licensing deals and increased broadcast fees. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $40 million, or 6%.

Cost of revenues

Recorded Music cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$191	$183	$8	4%
Product costs	162	142	20	14%
Total cost of revenues	$353	$325	$28	9%

Recorded Music cost of revenues increased by $28 million, or 9%, to $353 million for the three months ended December 31, 2013 from $325 million for the three months ended December 31, 2012. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The increase in product costs was primarily driven by an increase in the artist services and expanded-rights product cost associated with the increase in concert promotion revenue.  Product costs also includes $3 million of other integration costs associated with the Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 51% for the three months ended December 31, 2013 from 49% for the three months ended December 31, 2012 due to the changes in revenue mix. Concert promotion revenue tends to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$121	$93	$28	30%
Selling and marketing expense	115	115	—	—%
Distribution expense	17	17	—	—%
Total selling, general and administrative expense	$253	$225	$28	12%

(1)	Includes depreciation expense of $8 million and $7 million for the three months ended December 31, 2013 and December 31, 2012, respectively.

Recorded Music selling, general and administrative expense increased by $28 million, or 12%, to $253 million for the three months ended December 31, 2013 from $225 million for the three months ended December 31, 2012. The $28 million increase in

Recorded Music selling, general and administrative expense was due to $7 million of restructuring expense, a $17 million increase in professional fees and other integration costs associated with the Acquisition, including transitional employees, and $12 million of PLG overhead costs partially offset by $4 million lower severance charges unrelated to the Acquisition and a decrease in selling and marketing expense due to a comparatively light release schedule with lower proportionate marketing spend. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 37% for the three months ended December 31, 2013 from 34% for the three months ended December 31, 2012 due to the restructuring and other integration costs noted above.

OIBDA and Operating Income

Recorded Music operating income is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$93	114	(21)	-18%
Depreciation and amortization	(58)	(40)	(18)	-45%
Operating income	$35	$74	$(39)	-53%

Recorded Music OIBDA decreased by $21 million, or 18%, to $93 million for the three months ended December 31, 2013 from $114 million for the three months ended December 31, 2012 as a result of the flow through of higher Recorded Music revenue offset by increased selling general and administrative expense mainly due to PLG related restructuring and other integration costs noted above. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 14% for the three months ended December 31, 2013 from 17% for the three months ended December 31, 2012. This percentage decrease was primarily driven by the increase in costs as a percentage of revenue for both cost of revenue and selling, general and administrative expense.

Recorded Music operating income decreased by $39 million, or 53% due to the factors that led to the decrease in Recorded Music OIBDA noted above and the increase in Recorded Music depreciation and amortization expense due to the Acquisition and the resulting increase in amortizable intangible assets.

Music Publishing

Revenues

Music Publishing revenues increased by $12 million, or 10%, to $128 million for the three months ended December 31, 2013 from $116 million for the three months ended December 31, 2012. U.S. Music Publishing revenues were $41 million and $35 million, or 32% and 30%, of Music Publishing revenues for the three months ended December 31, 2013 and December 31, 2012, respectively. International Music Publishing revenues were $87 million and $81 million, or 68% and 70%, of Music Publishing revenues for the three months ended December 31, 2013 and December 31, 2012, respectively.

The increase in Music Publishing revenue reflected a strong overall quarter driven by increases in performance revenue, synchronization revenue, digital revenue and mechanical revenue. The increase in performance revenue was driven by the timing of collection society distributions. The increase in synchronization revenue was driven by a $3 million increase in commercial income, a $2 million increase in karaoke licensing income, and a $1 million increase in video game income due to new licensing deals, partially offset by a $2 million decline in television program income. In addition, digital revenue continued to grow and was up $2 million primarily due to an increase in streaming services. There was no net impact of foreign currency exchange rates on total Music Publishing revenues.

Cost of revenues

Music Publishing cost of revenues is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
Artist and repertoire costs	$92	$87	$5	6%
Total cost of revenues	$92	$87	$5	6%

Music Publishing cost of revenues increased by $5 million, or 6%, to $92 million for the three months ended December 31, 2013 from $87 million for the three months ended December 31, 2012, primarily driven by the increase in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 72% for the three months ended December 31, 2013 from 75% for the three months ended December 31, 2012 primarily due to the revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
General and administrative expense (1)	$18	$15	$3	20%
Total selling, general and administrative expense	$18	$15	$3	20%

(1)	Includes depreciation expense of $1 million and $2 million for the three months ended December 31, 2013 and December 31, 2012, respectively.

Music Publishing selling, general and administrative expense increased by $3 million, or 20%, to $18 million for the three months ended December 31, 2013 from $15 million for the three months ended December 31, 2012 primarily driven by a $1 million increase in professional fees and a $1 million increase in computer consulting costs for the non-capitalized portion of costs to upgrade IT systems. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 14% for the three months ended December 31, 2013 from 13% for the three months ended December 31, 2012.

OIBDA and Operating Income (Loss)

Music Publishing operating income (loss) is composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2013 vs. 2012
	2013	2012	$ Change	% Change
OIBDA	$19	16	3	19%
Depreciation and amortization	(17)	(17)	—	—%
Operating income (loss)	$2	$(1)	$3	—%

Music Publishing OIBDA increased by $3 million, or 19%, to $19 million for the three months ended December 31, 2013 from $16 million for the three months ended December 31, 2012 as a result of the flow through of higher Music Publishing revenue slightly offset by increased Music Publishing selling general and administrative expense. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 15% for the three months ended December 31, 2013 from 14% for the three months ended December 31, 2012.

Music Publishing operating income (loss) increased by $3 million due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $1 million to $19 million for the three months ended December 31, 2013 from $18 million for the three months ended December 31, 2012. The increase was mainly due to a $1 million increase in share-based compensation expense.

Our operating loss from corporate expenses and eliminations remained flat at $22 million for both the three months ended December 31, 2013 and December 31, 2012.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At December 31, 2013, we had $2.926 billion of debt, $129 million of cash and equivalents (net debt of $2.797 billion, defined as total debt less cash and equivalents) and $681 million in Warner Music Group Corp. equity. This compares to $2.867 billion of debt, $155 million of cash and equivalents (net debt of $2.712 billion, defined as total debt less cash and equivalents) and $726 million of Warner Music Group Corp. equity at September 30, 2013. Net debt increased by $85 million during the three months ended December 31, 2013 primarily as a result of (i) a $55 million increase in the current portion of long-term debt due to loans outstanding under the Revolving Credit Facility and (ii) a $26 million decrease in cash and equivalents.

The $45 million decrease in Warner Music Group Corp. equity during the three months ended December 31, 2013 was primarily due to $36 million of net loss for the three months ended December 31, 2013.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2013 and December 31, 2012 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012
Cash (used in) provided by:
Operating activities	$(52)	$(10)
Investing activities	(26)	(15)
Financing activities	54	(86)

Operating Activities

Cash used in operating activities was $52 million for the three months ended December 31, 2013 as compared with cash used in operating activities of $10 million for the three months ended December 31, 2012. Our first fiscal quarter is historically a use of operating cash in order to fund the needs around the timing of annual employee bonus payments, certain A&R investments, as well as the seasonality of physical holiday collections. The $42 million increase in cash used in operating activities is primarily due to the decrease in comparative OIBDA of $19 million and higher receivables of $33 million due to timing of releases and collections. This was partially offset by lower cash paid for interest of $32 million mainly due to a change in the timing of the interest payment cycle resulting from prior year refinancing activities.

Investing Activities

Cash used in investing activities was $26 million for the three months ended December 31, 2013 as compared with cash used in investing activities of $15 million for the three months ended December 31, 2012. The $26 million of cash used in investing activities in the three months ended December 31, 2013 consisted of $4 million of business acquisitions, $10 million to acquire music publishing rights and $12 million of capital expenditures. The business acquisition payments primarily related to contingent consideration on business acquisitions completed in prior years. The $15 million of cash used in investing activities in the three months ended December 31, 2012 consisted of $8 million to acquire music publishing rights and $7 million for capital expenditures. The $5 million increase in capital expenditures was primarily due to IT upgrades.

Financing Activities

Cash provided by financing activities of $54 million for the three months ended December 31, 2013 represented the $55 million net cash borrowings on the Revolving Credit Facility partially offset by $1 million of distributions to non-controlling interest holders. The total gross amount of proceeds from the Revolving Credit Facility of $155 million was an aggregate of all drawdowns during the period. As noted above, our fiscal first quarter historically has an operating use of cash due to working capital needs. Individual amounts were drawn and repaid during the period, resulting in a net draw of $55 million at period end, which was mainly used to supplement short-term U.S. operating liquidity needs. A significant portion of our operating cash balance resided outside of our U.S. operating companies. Cash used in financing activities of $86 million for the three months ended December 31, 2012 included the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of New Senior Secured Notes of $727 million, proceeds from the Term Loan Facility of $594 million, $127 million of consent fees and $30 million of deferred financing costs paid related to the 2012 refinancing.

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

As of December 31, 2013, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility (a)	$55
Term Loan Facility due 2020—Acquisition Corp. (b)	1,303
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	216
11.5% Senior Notes due 2018—Acquisition Corp. (d)	752
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$2,926

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million at December 31, 2013. There were $55 million of loans outstanding under the Revolving Credit Facility at December 31, 2013, included in the current portion of long-term debt.

(b)

Principal amount of $1.310 billion less unamortized discount of $7 million at December 31, 2013. Of this amount, $13 million at December 31, 2013, representing the scheduled amortization of the Term Loan Facility, was included in the current portion of long-term debt.

(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at December 31, 2013.
(d)	Face amount of $765 million less unamortized discounts of $13 million at December 31, 2013.

Revolving Credit Facility

On November 1, 2012 (the “2012 Refinancing Closing Date”), Acquisition Corp. entered into a credit agreement (the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”).

General

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the Revolving Credit Facility. The Revolving Credit Facility provides for a revolving credit facility in the amount of up to $150 million (the “Commitments”) and includes a $50 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds Sterling. The Revolving Credit Facility permits loans for general corporate purposes. The Revolving Credit Facility may also be utilized to issue letters of credit on or after the 2012 Refinancing Closing Date.

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

Ranking

The indebtedness incurred under the Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Revolving Credit Facility. Indebtedness incurred under the Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Term Loan Credit Agreement (as defined below), the New Secured Notes and any future senior secured credit facility or other senior secured indebtedness; is effectively senior to the Revolving Borrower’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its Subsidiary Guarantors (as defined below)).

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

There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio, which will be tested only when there are loans outstanding under the Revolving Credit Facility in excess of $30 million (excluding (i) letters of credit that have been cash collateralized and (ii) undrawn outstanding letters of credit that have not been cash collateralized not exceeding $20 million).

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

Ranking

The indebtedness incurred under the Term Loan Facility constitutes senior secured obligations of the Term Loan Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Term Loan Facility. Indebtedness incurred under the Term Loan Facility ranks senior in right of payment to the Term Loan Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Term Loan Borrower’s existing and future senior indebtedness, including indebtedness under the Revolving Credit Facility, the New Secured Notes and any future senior secured credit facility or other senior secured indebtedness; is effectively senior to the Term Loan Borrower’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Term Loan Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Term Loan Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Term Loan Borrower or one of its Subsidiary Guarantors).

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

Ranking

The Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Notes. The Notes rank senior in right of payment to the Issuer’s subordinated indebtedness; rank equally in right of payment with all of the Issuer’s existing and future senior indebtedness, including indebtedness under the New Senior Credit Facilities and any future senior secured credit facility or other senior secured indebtedness; are effectively senior to the Issuer’s unsecured senior indebtedness, including its existing unsecured notes, to the extent of the value of the collateral securing the Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Issuer’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

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

The Unsecured WMG Notes were issued at 97.673% of their face value for total net proceeds of $747 million, with an effective interest rate of 12%. The original issue discount (“OID”) was $17 million. The OID is the difference between the stated principal amount and the issue price. The OID will be amortized over the term of the Unsecured WMG Notes using the effective interest rate method and reported as non-cash interest expense. The Unsecured WMG Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 of each year at a fixed rate of 11.50% per annum.

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

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness. The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Term Loan Credit Facility as of December 31, 2013.

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

Consolidated EBITDA is presented herein because it is a material component of the leverage ratio contained in our Revolving Credit Agreement. Non-compliance with the leverage ratio could result in the inability to use our Revolving Credit Facility, which could have a material adverse effect on our results of operations, financial position and cash flow. Consolidated EBITDA does not represent net income or cash from operating activities as those terms are defined by U.S. GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. While Consolidated EBITDA and similar measures are frequently used as measures of operations and the ability to meet debt service requirements, these terms are not necessarily comparable to other similarly titled captions of other companies due to the potential inconsistencies in the method of calculation. Consolidated EBITDA does not reflect the impact of earnings or charges resulting from matters that we may consider not to be indicative of our ongoing operations. In particular, the definition of Consolidated EBITDA in the Revolving Credit Agreement allows us to add back certain non-cash, extraordinary, unusual or non-recurring charges that are deducted in calculating net income. However, these are expenses that may recur, vary greatly and are difficult to predict.

Consolidated EBITDA as presented below is not a measure of the performance of our business and should not be used by investors as an indicator of performance for any future period. Further, our debt instruments require that it be calculated for the most recent four fiscal quarters. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four quarter period or any complete fiscal year. In addition, our debt instruments require that the leverage ratio be calculated on a pro forma basis for certain transactions including acquisitions as if such transactions had occurred on the first date of the measurement period and may include expected cost savings and synergies resulting from or related to any such transaction. There can be no assurances that any such cost savings or synergies will be achieved in full.

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended

December 31, 2013. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended December 31, 2013
Net Loss	$(130)
Income tax expense	(28)
Interest expense, net	186
Depreciation and amortization	276
Restructuring costs (a)	36
Net hedging and foreign exchange losses (b)	9
Management fees (c)	8
Transaction costs (d)	72
Business optimization expenses (e)	12
Pro forma savings (f)	64
Loss on extinguishment of debt (g)	2
Share-based compensation expense (h)	22
Other non-cash charges (i)	3
Consolidated EBITDA	$532
Pro forma impact of specified transactions (j)	75
Pro Forma Consolidated EBITDA	$607
Consolidated Funded Indebtedness (k)	$2,829
Leverage Ratio (l)	4.45x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)

Reflects costs mainly related to the Company’s participation in the EMI sales process, including the subsequent regulatory review, as well as other integration and other nonrecurring costs related to the Acquisition.

(e)	Reflects primarily costs associated with IT systems updates.
(f)

Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended December 31, 2013 as well as expected pro forma savings related to our acquisition of PLG. Pro forma savings reflected in the table above related to PLG reflect a portion, approximately $63 million, of the previously announced targeted savings following the PLG acquisition of approximately $70 million (less already achieved savings of approximately $7 million).

(g)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the June 2013 debt repayment.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects all non-cash charges not included in other items above, including but not limited to impairment and purchase accounting charges.
(j)

Reflects the $75 million impact for the PLG acquisition, as if the specified transaction had occurred on the first day of the December 31, 2013 measurement period. This amount does not include the actual results related to PLG already included in the Consolidated Statements of Operations for the three months ended December 31, 2013 as set forth in Note 4 to the Consolidated Interim Financial Statements. This amount also does not include targeted savings related to PLG, which are included in (f) above.

(k)

Reflects the principal balance of external debt at Acquisition Corp of $2.7 billion, plus the annualized daily Revolving Credit Facility borrowings of $39 million, plus contractual obligations of deferred purchase price of $8 million, plus contingent consideration related to acquisitions of $20 million, plus the implied principal component under capital lease obligation of $21 million.

(l)

Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended December 31, 2013. This is calculated net of cash and equivalents of the Company as of December 31, 2013 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility was 6.00x as of the end of the first quarter, 5.75x as of the end of the second and third quarters, and 5.50x as of the end of the fourth quarter of fiscal 2014. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our Holdings Notes, our New Secured Notes, or our Unsecured WMG Notes in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our New Senior Credit Facilities, Holdings Notes, New Secured Notes, or Unsecured WMG Notes with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2013, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2013, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2013.

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of December 31, 2013, the Company had outstanding hedge contracts for the sale of $89 million and the purchase of $783 million of foreign currencies at fixed rates. Subsequent to December 31, 2013, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2013, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $70 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of internet download purchasers. The parties have filed amended pleadings complying with the court’s order, and the case is currently in discovery. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. The hearing on final approval of the settlement is scheduled for October 2, 2014. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Form 10-K for the fiscal year ended September 30, 2013 to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

Exhibit No.	Description
10.1	Amended and Restated Warner Music Group Senior Management Free Cash Flow Plan. † (1)
10.2	Form of Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC. † (1)
10.3	Form of Award Agreement. † (1)
10.4	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (2)
10.5	Guaranty of Lease, dated as of October 1, 2013. (2)
10.6	Employment Letter dated December 1, 2013, between Warner Music Inc. and Brian Roberts. †*
10.7	Separation Agreement and Release, dated December 16, 2013, between Warner Music Inc. and Mark Ansorge. †*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.1

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2013, filed on February 6, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements*

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

February 6, 2014

WARNER MUSIC GROUP CORP.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)
By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)