Form 10-Q
period 2014-03-31
Warner Music Group Corp.
filed 2014-05-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There is no public market for the Registrant’s common stock. As of May 8, 2014 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31, 2014	September 30, 2013
	(in millions)
Assets
Current assets:
Cash and equivalents	$149	$155
Accounts receivable, less allowances of $57 and $55 million	394	511
Inventories	35	33
Royalty advances expected to be recouped within one year	103	93
Deferred tax assets	43	43
Prepaid and other current assets	84	59
Total current assets	808	894
Royalty advances expected to be recouped after one year	191	173
Property, plant and equipment, net	187	180
Goodwill	1,679	1,668
Intangible assets subject to amortization, net	3,031	3,107
Intangible assets not subject to amortization	120	120
Other assets	114	110
Total assets	$6,130	$6,252
Liabilities and Equity
Current liabilities:
Accounts payable	$210	$280
Accrued royalties	1,140	1,147
Accrued liabilities	272	321
Accrued interest	75	75
Deferred revenue	263	139
Current portion of long-term debt	13	13
Other current liabilities	10	25
Total current liabilities	1,983	2,000
Long-term debt	2,856	2,854
Deferred tax liabilities, net	416	439
Other noncurrent liabilities	234	216
Total liabilities	$5,489	$5,509
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	—	—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(438)	(341)
Accumulated other comprehensive loss, net	(67)	(61)
Total Warner Music Group Corp. equity	$623	$726
Noncontrolling interest	18	17
Total equity	641	743
Total liabilities and equity	$6,130	$6,252

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Revenues	$653	$675	$1,468	$1,444
Costs and expenses:
Cost of revenues	(319)	(327)	(760)	(734)
Selling, general and administrative expenses (a)	(273)	(244)	(566)	(507)
Amortization of intangible assets	(66)	(47)	(132)	(95)
Total costs and expenses	(658)	(618)	(1,458)	(1,336)
Operating (loss) income	(5)	57	10	108
Loss on extinguishment of debt	—	—	—	(83)
Interest expense, net	(54)	(49)	(109)	(102)
Other expense, net	(3)	(4)	(7)	(9)
(Loss) income before income taxes	(62)	4	(106)	(86)
Income tax benefit	3	—	11	11
Net (loss) income	(59)	4	(95)	(75)
Less: income attributable to noncontrolling interest	(1)	(2)	(2)	(3)
Net (loss) income attributable to Warner Music Group Corp.	$(60)	$2	$(97)	$(78)

(a) Includes depreciation expense of:	$(13)	$(12)	$(25)	$(25)

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in millions)
Net (loss) income	$(59)	$4	$(95)	$(75)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	2	(14)	(6)	(12)
Other comprehensive income (loss), net of tax:	2	(14)	(6)	(12)
Total comprehensive loss	(57)	(10)	(101)	(87)
Less: comprehensive income attributable to noncontrolling interest	(1)	(2)	(2)	(3)
Comprehensive loss attributable to Warner Music Group Corp.	$(58)	$(12)	$(103)	$(90)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
	(in millions)
Cash flows from operating activities
Net loss	$(95)	$(75)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	83
Depreciation and amortization	157	120
Deferred income taxes	(23)	(12)
Non-cash interest expense	8	6
Non-cash share-based compensation expense	3	4
Changes in operating assets and liabilities:
Accounts receivable	118	64
Inventories	(2)	2
Royalty advances	(28)	(10)
Accounts payable and accrued liabilities	(121)	(74)
Royalty payables	(9)	12
Accrued interest	—	(13)
Deferred revenue	128	46
Other balance sheet changes	(57)	(28)
Net cash provided by operating activities	79	125
Cash flows from investing activities
Acquisition of music publishing rights	(19)	(11)
Investments and acquisitions of businesses	(26)	(5)
Capital expenditures	(30)	(13)
Net cash used in investing activities	(75)	(29)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	230	31
Repayment of the Revolving Credit Facility	(230)	(31)
Proceeds from issuance of Acquisition Corp 6.00% Senior Secured Notes	—	500
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	—	227
Proceeds from Acquisition Corp Senior Term Loan Facility	—	594
Repayment of Acquisition Corp 9.5% Senior Secured Notes	—	(1,250)
Financing costs paid	—	(127)
Deferred financing costs paid	—	(33)
Amortization of Senior Term Loan Facility	(3)	(8)
Repayment of capital lease obligations	(1)	—
Distributions to noncontrolling interest holder	(1)	—
Net cash used in financing activities	(5)	(97)
Effect of exchange rate changes on cash and equivalents	(5)	(7)
Net decrease in cash and equivalents	(6)	(8)
Cash and equivalents at beginning of period	155	302
Cash and equivalents at end of period	$149	$294

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Value
	(in millions, except per share amounts)
Balance at September 30, 2013	1,055	$0.001	$1,128	$(341)	$(61)	$726	$17	$743
Net (loss) income	—	—	—	(97)	—	(97)	2	(95)
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)	—	(6)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2014	1,055	$0.001	$1,128	$(438)	$(67)	$623	$18	$641

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

Acquisition of Parlophone Label Group

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

Outside the United States, Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally, the Company engages in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller markets, the Company licenses the right to distribute the Company’s records to non-affiliated third-party record labels. The Company’s international artist services operations also include a network of concert promoters through which it provides resources to coordinate tours for the Company’s artists and other artists as well as management companies that partner with artists on other aspects of their career such as merchandising, fan clubs, endorsements, as well as appearances and sponsorship.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are otherwise used by digital streaming services such as Beats Music, Deezer, Rhapsody and Spotify, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2014.

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

Basis of Consolidation

The accompanying financial statements present the consolidated accounts of all entities in which the Company has a controlling voting interest and/or variable interest required to be consolidated in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to March 31, 2014 and March 31, 2013 relate to the periods ended March 28, 2014 and March 29, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31. All references to September 30, 2013 relate to the fiscal year ended on September 27, 2013. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that other than described in Note 14, no additional disclosures are necessary.

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

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes:

	Foreign Currency Translation Loss	Minimum Pension Liability Adjustment	Deferred Gains (Losses) On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balance at September 30, 2013	$(57)	$(4)	$—	$(61)
Other comprehensive loss (a)	(6)	—	—	(6)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at March 31, 2014	$(63)	$(4)	$—	$(67)

___________

(a)	Foreign currency translation adjustments include a gain on intra-entity foreign currency transactions that are of a long-term investment nature of $2 million.

4. Acquisition of Parlophone Label Group

On February 6, 2013, the Company signed a definitive agreement to acquire 100% of the shares of the Parlophone Label Group from Universal Music Group, a division of Vivendi, for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “PLG Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”) by and among Warner Music Holdings Limited, an English company and wholly-owned subsidiary of the Company (“WM Holdings UK”), certain related entities identified in the PLG Agreement (such entities, together with WM Holdings UK, the “Buyers”), Acquisition Corp., as Buyers’ Guarantor, and EGH1 BV, a Dutch company, EMI Group Holdings BV, a Dutch company, and Delta Holdings BV, a Dutch company, as Sellers (as defined therein) (collectively, the “PLG Sellers”), and Universal International Music BV, a Dutch company, as Sellers’ Guarantor (as defined therein), pursuant to which the PLG Sellers agreed to sell, and the Buyers agreed to buy, the outstanding shares of capital stock of PLG Holdco Limited, an English company (“PLG Holdco”) and certain related entities identified in the PLG Agreement (such entities, together with PLG Holdco, “PLG”).

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

On July 1, 2013, the Company completed the PLG Acquisition. In connection with the PLG Acquisition, the Company incurred $16 million in professional fees and integration costs during the three months ended March 31, 2014, $36 million during the six months ended March 31, 2014 and $38 million in professional fees and integration costs, as well as an $11 million fee under the Management Agreement (defined below), during the fiscal year ended September 30, 2013.

The PLG Acquisition was accounted for in accordance with FASB ASC Topic 805, Business Combination (“ASC 805”), using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the PLG Acquisition, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 13 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

The table below presents (i) the preliminary estimate of the PLG Acquisition consideration as it relates to the acquisition of PLG by the Buyers and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of July 1, 2013 (in millions):

Purchase Price	£487
Preliminary Working Capital Adjustment	13
Adjusted Purchase Price	£500
Foreign Exchange Rate at July 1, 2013	1.53
Adjusted Purchase Price in U.S. dollars	$765
Fair Value of assets acquired and liabilities assumed:
Cash	46
Accounts receivable	80
Other current assets	8
Property, plant and equipment	39
Intangible assets	764
Accounts payable	(83)
Royalties payable	(147)
Other current liabilities	(21)
Deferred revenue	(25)
Deferred tax liabilities	(139)
Other noncurrent liabilities *	(27)
Fair value of net assets acquired	495
Goodwill recorded *	270
Total purchase price allocated	$765
*	Amounts have been adjusted in the first quarter of fiscal 2014 based on new information obtained during the measurement period.

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The goodwill recorded as part of the PLG Acquisition reflects the expected value to be generated from the continuing transition of the music industry and the expected resulting cost savings; cost and revenue synergies to be realized; as well as any intangible assets that do not qualify for separate recognition. The resulting goodwill has been allocated to our Recorded Music reportable segment. The Company does not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

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

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the PLG Acquisition occurred on October 1, 2012. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the PLG Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. Additionally, certain pro forma adjustments have been made to the historical results of PLG in order to (i) convert them to U.S. GAAP; (ii) conform their accounting policies to those applied by the Company; (iii) present them in U.S. dollars; (iv) align accounting periods; and (v) eliminate revenue and expenses and related assets and liabilities for international licensing agreements to sell repertoire owned by non acquired entities that have been terminated as a result of the PLG Acquisition and excluded assets not acquired by the Company. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the PLG Acquisition or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods. The unaudited pro forma results for the three and six months ended March 31, 2013 includes the licensing income remitted to the repertoire owner by the selling territory, but does not reflect the licensing fee retained and related direct costs incurred by the selling territory. For the three and six months ended March 31, 2014, where the Company is the selling territory, the licensing fee and direct costs are included in our consolidated results.

The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the PLG Acquisition had taken place at the beginning of fiscal 2013.

	Three Months Ended March 31, 2013	Six Months Ended March 31, 2013
	(in millions)
Revenue	$727	$1,633
Operating income	43	97
Net loss attributable to Warner Music Group Corp.	(38)	(104)

Actual results related to PLG included in the Consolidated Statements of Operations for the three and six months ended March 31, 2014 consist of revenues of $72 million and $146 million, respectively and operating loss of $35 million and $58 million, respectively. Actual results for the three and six months ended March 31, 2014 include professional fees and integration costs of $16 million and $36 million, respectively and restructuring costs of $17 million and $24 million, respectively, associated with the PLG Acquisition. The results related to PLG included in the above results for the three and six months ended March 31, 2013 consist of revenues of $52 million and $189 million, respectively and operating loss of $14 million and $11 million, respectively.

5. Goodwill and Intangible Assets

Goodwill

The following summary sets forth the changes in goodwill for each reportable segment during the six months ended March 31, 2014:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2013	$1,204	$464	$1,668
Acquisitions	7	—	7
Dispositions	—	—	—
Other adjustments	4	—	4
Balance at March 31, 2014	$1,215	$464	$1,679

Acquisitions during the six months ended March 31, 2014 represent an adjustment to preliminary amounts recorded in the prior period as a result of the PLG Acquisition based on new information obtained during the measurement period. Other adjustments during the six months ended March 31, 2014 represent foreign currency movements.

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

Other Intangible Assets

Other intangible assets consisted of the following:

	Weighted Average Useful Life	March 31, 2014	September 30, 2013
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,023	$1,006
Music publishing copyrights	28 years	1,577	1,546
Artist and songwriter contracts	13 years	993	983
Trademarks	7 years	7	7
		3,600	3,542
Accumulated amortization		(569)	(435)
Total net intangible assets subject to amortization		3,031	3,107
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	120	120
Total net other intangible assets		$3,151	$3,227

6. Debt

Debt Capitalization

Long-term debt, including the current portion, consisted of the following:

	March 31, 2014	September 30, 2013
	(in millions)
Revolving Credit Facility (a)	—	—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,300	1,303
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	217	213
11.5% Senior Notes due 2018—Acquisition Corp. (d)	752	751
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	$2,869	$2,867
Less: current portion	13	13
Total long-term debt	$2,856	$2,854

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million and $1 million at March 31, 2014 and September 30, 2013, respectively. There were no loans outstanding under the Revolving Credit Facility at March 31, 2014 or September 30, 2013.

(b)

Principal amount of $1.307 billion less unamortized discount of $7 million at March 31, 2014. Principal amount of $1.310 billion less unamortized discount of $7 million at September 30, 2013. Of this amount, $13 million at both March 31, 2014 and September 30, 2013, representing the scheduled amortization, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amounts above represent the dollar equivalent of such notes at March 31, 2014 and September 30, 2013.
(d)

Face amount of $765 million less unamortized discounts of $13 million and $14 million at March 31, 2014 and September 30, 2013, respectively. The Company refinanced the $765 million of 11.5% Senior Notes due 2018 as part of the 2014 Refinancing. Refer to Note 14, Subsequent Events.

2012 Debt Refinancing

On November 1, 2012, the Company completed a refinancing (the “2012 Refinancing”) of its then outstanding senior secured notes due 2016. In connection with the 2012 Refinancing, the Company issued new senior secured notes consisting of $500 million aggregate principal amount of 6.00% Senior Secured Notes due 2021 (“the Dollar Notes”) and €175 million aggregate principal amount of 6.25% Senior Secured Notes due 2021 (the “Euro Notes” and together with the Dollar Notes, the “Existing Senior Secured Notes”) and entered into new senior secured credit facilities consisting of a $600 million term loan facility (the “Senior Term Loan Facility”) and a $150 million revolving credit facility (the “Revolving Credit Facility” and, together with the Senior Term Loan Facility, the “Senior Credit Facilities”). Acquisition Corp. is the borrower under the Revolving Credit Facility (the “Revolving

Borrower”) and under the Senior Term Loan Facility (the “Term Loan Borrower”). The proceeds from the 2012 Refinancing, together with $101 million of the Company’s available cash, were used to pay the total consideration due in connection with the tender offers for all of the Company’s previously outstanding $1.250 billion 9.50% senior secured notes due 2016 (the “Old Secured Notes”) as well as associated fees and expenses and to redeem all of the remaining notes not tendered in the tender offers. The Company also retired its existing $60 million revolving credit facility (the “Old Revolving Credit Facility”) in connection with the 2012 Refinancing, replacing it with the Revolving Credit Facility. The Company also borrowed $31 million under the Revolving Credit Facility as part of the 2012 Refinancing, which loans were repaid in full on December 3, 2012.

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

Modification of Term Loan Facility and Drawdown of Incremental Term Loan Facility

On May 9, 2013, Acquisition Corp. prepaid $102.5 million in aggregate principal amount of term loans under the Senior Term Loan Facility (the “Term Loan Repayment”). Also on May 9, 2013, the Term Loan Borrower entered into an amendment to the Senior Term Loan Facility among the Term Loan Borrower, Holdings, the subsidiaries of the Term Loan Borrower party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the refinancing of the then outstanding term loan and for a $820 million senior secured incremental term loan facility (the “Incremental Term Loan Facility”). As part of the amendment to the Senior Term Loan Facility, the interest rate, maturity date, and scheduled amortization were changed. On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to fund the PLG Acquisition, pay fees, costs and expenses related to the PLG Acquisition and for general corporate purposes of Acquisition Corp. and its subsidiaries. Currently, the Senior Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $1,310 million.

Debt Redemptions

On June 21, 2013, Acquisition Corp. redeemed 10% of its Senior Secured Notes due 2021, representing repayment of $50 million in aggregate principal amount of its outstanding 6.00% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its outstanding 6.25% Senior Secured Notes due 2021. The Company recorded a loss on extinguishment of debt of approximately $2 million in the fiscal year ended September 30, 2013, which represents the premium paid on early redemption.

2014 Debt Refinancing

On April 9, 2014, the Company completed a refinancing of part of its outstanding debt (the “2014 Refinancing”). As a result, the Company’s debt following the 2014 Refinancing has increased from the amounts as of March 31, 2014. Refer to Note 14, Subsequent Events.

Interest Rates

The loans under the Revolving Credit Facility bear interest at Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”), plus 2.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 1.00% per annum.  If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The loans under the Senior Term Loan Facility bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.75% per annum. The loans under the Senior Term Loan Credit Agreement are subject to a Term Loan LIBOR “floor” of 1.00%.   If there is a payment

default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

Amortization and Maturity of Term Loan Facility

The loans under the Senior Term Loan Facility amortize in equal quarterly installments due December, March, June and September in aggregate annual amounts equal to 1.00% of the original principal amount of the amended Senior Term Loan Facility with the balance payable on maturity date of the Term Loans. The loans outstanding under the Senior Term Loan Facility mature on July 1, 2020.

Maturity of Revolving Credit Facility

The Revolving Credit Facility matures on November 1, 2017. On March 25, 2014, Acquisition Corp. received lender consent to an amendment to the credit agreement for its Revolving Credit Facility.  The amendment became effective on April 9, 2014 and extended the maturity date of the Revolving Credit Facility to April 1, 2019. Refer to Note 14, Subsequent Events.

Maturities of Senior Notes and Senior Secured Notes

As of March 31, 2014, there are no scheduled maturities of notes until 2018, when $765 million is scheduled to mature. Thereafter, $817 million is scheduled to mature. The Company refinanced the $765 million of 11.5% Senior Notes due 2018 as part of the 2014 Refinancing.  Refer to Note 14, Subsequent Events.

Interest Expense, net

Total interest expense, net was $54 million and $49 million for the three months ended March 31, 2014 and March 31, 2013, respectively. Total interest expense, net was $109 million and $102 million for the six months ended March 31, 2014 and March 31, 2013, respectively. The weighted-average interest rate of the Company’s total debt was 6.9% at March 31, 2014 and 8.3% at March 31, 2013.

7. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $86 million in restructuring charges, currently estimated to be made up of employee-related costs of $78 million, real estate costs of $7 million and other costs of $1 million. Total restructuring costs of $17 million were incurred in the three months ended March 31, 2014 with respect to these actions, which consist of $15 million of employee-related costs, $1 million of real estate costs and $1 million of other costs. Total restructuring costs of $24 million were incurred in the six months ended March 31, 2014 with respect to these actions, which consist of $22 million of employee-related costs, $1 million of real estate costs and $1 million of other costs. Total costs to date under the Restructuring Plan are $46 million, including total cash payments of $31 million. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee- related Costs	Real Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2013	$10	$—	$—	$10
Restructuring expense	22	1	1	24
Cash Payments	(17)	(1)	(1)	(19)
Balance at March 31, 2014	$15	$—	$—	$15

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statement of operations resulting from the Restructuring Plan is shown below:

	Three months ended March 31, 2014	Six months ended March 31, 2014
	(in millions)
Selling, general and administrative expense	$17	$24
Total restructuring expense	$17	$24

All of the above expenses were recorded in the Recorded Music reportable segment.

8. Share-Based Compensation Plans

Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates who is selected by the Company’s Compensation Committee to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s Board of Directors authorized the issuance of up to 82.1918 shares of the Company’s common stock pursuant to the Plan, 41.0959 in respect of deferred equity units and 41.0959 in respect of matching units. The LLC currently owns 55 issued and outstanding shares. Each deferred equity unit is equivalent to 1/10,000 of a share of Company stock. The Company will allocate units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant shall be credited a number of deferred equity units based on their respective allocation divided by $107.13 (the grant date intrinsic value) and an equal number of the related matching units will be allocated. The redemption price of the deferred equity units will equal the fair market value of a fractional share of the Company’s stock on the date of the settlement and the redemption price for the matching units will equal the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one fractional share.

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

For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in or increase their allocation in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. All deferred and matching equity units will be settled in three installments in December 2018, 2019, and 2020. The deferred units will be settled at the participant’s election for cash equal to the fair market value or one fractional company share. The matching units will be settled for cash equal to the redemption price. In December 2020, all outstanding units become mandatorily redeemable at the then redemption price. Due to this mandatory redemption clause, the Company has classified the awards under the Plan as liability awards. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award.

The following is a summary of the Company’s share awards for the six months ended March 31, 2014:

	Deferred Equity Units	Matching Equity Units	Deferred Equity Units Weighted-Average Fair Value	Matching Equity Units Weighted-Average Intrinsic Value	Deferred Equity Units Weighted- Average Grant-Date Intrinsic Value	Matching Equity Units Weighted- Average Grant-Date Intrinsic Value
Unvested units at September 30, 2013	24	24	$134.62	$27.49	$107.13	$—
Granted	2	2	134.62	—	107.13	—
Vested	(5)	—	134.62	27.49	107.13	—
Forfeited	(1)	(1)	134.62	27.49	107.13	—
Unvested units at March 31, 2014	20	25	134.62	25.20	107.13	—

The weighted-average grant date intrinsic value of deferred equity unit awards for the six months ended March 31, 2014 was $107.13. The fair value of these deferred equity units at March 31, 2014 was $134.62.

Compensation Expense

The Company did not recognize a material amount of non-cash compensation expense related to its share-based compensation plan for the three months ended March 31, 2014. The Company recognized non-cash compensation expense related to its share-based compensation plan of $4 million for the three months ended March 31, 2013. Of the $4 million for the three months ended March 31, 2013, $3 million related to awards for employees and $1 million related to awards for non-employees. The Company recognized non-cash compensation expense related to its share-based compensation plan of $3 million and $4 million for the six months ended March 31, 2014 and March 31, 2013, respectively. Of the $3 million for the six months ended March 31, 2014, $2 million related to awards for employees and $1 million related to awards for non-employees. Of the $4 million for the six months ended March 31, 2013, $3 million related to awards for employees and $1 million related to awards for non-employees.

In addition, as of March 31, 2014, the Company had approximately $15 million of unrecognized compensation costs related to its unvested share awards. The remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 4 years.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011.  Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014. The Company’s reply is due June 20, 2014. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

10. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. The foreign currency forward exchange contracts related to royalties are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in income.

The Company also hedges foreign currency risk associated with financing transactions such as third-party and intercompany debt and other balance sheet items. The foreign currency forward exchange contracts related to balance sheet items denominated in foreign currency are reviewed on a contract-by-contract basis and are designated accordingly. If these foreign currency forward exchange contracts do not qualify for hedge accounting, then the Company records these contracts at fair value on its balance sheet and the related gains and losses are immediately recognized in the statement of operations where there is an equal and offsetting entry related to the underlying exposure.

The fair value of foreign currency forward exchange contracts is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 13. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of March 31, 2014, the Company had outstanding hedge contracts for the sale of $123 million and the purchase of $99 million of foreign currencies at fixed rates. As of March 31, 2014, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2013, the Company had outstanding hedge contracts for the sale of $1.044 billion and the purchase of $249 million of foreign currencies at fixed rates. As of September 30, 2013, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at March 31, 2014 and September 30, 2013:

	March 31, 2014(a)		September 30, 2013(b)
	(in millions)
Other current assets	$	─	$1
Other current liabilities		(2)	(23)
(a)	Includes $1 million and $3 million of foreign exchange derivative contracts in asset and liability positions, respectively.
(b)	Includes $5 million and $27 million of foreign exchange derivative contracts in asset and liability positions, respectively.

11. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent the reportable segments of the Company. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets, non-cash amortization of intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

The accounting policies of the Company’s business segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The Company accounts for intersegment sales at fair value as if the sales were to third parties. While intercompany transactions are treated like third-party transactions to determine segment performance, the revenues (and corresponding expenses recognized by the segment that is counterparty to the transaction) are eliminated in consolidation, and therefore, do not themselves impact consolidated results. Segment information consisted of the following:

Three Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
March 31, 2014
Revenues	$535	$122	$(4)	$653
OIBDA	39	55	(20)	74
Depreciation of property, plant and equipment	(9)	(1)	(3)	(13)
Amortization of intangible assets	(49)	(17)	—	(66)
Operating income (loss)	$(19)	$37	$(23)	$(5)
March 31, 2013
Revenues	$554	$127	$(6)	$675
OIBDA	86	53	(23)	116
Depreciation of property, plant and equipment	(9)	(1)	(2)	(12)
Amortization of intangible assets	(32)	(15)	—	(47)
Operating income (loss)	$45	$37	$(25)	$57

Six Months Ended	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
	(in millions)
March 31, 2014
Revenues	$1,226	$250	$(8)	$1,468
OIBDA	132	74	(39)	167
Depreciation of property, plant and equipment	(17)	(2)	(6)	(25)
Amortization of intangible assets	(99)	(33)	—	(132)
Operating income (loss)	$16	$39	$(45)	$10
March 31, 2013
Revenues	$1,211	$243	$(10)	$1,444
OIBDA	200	69	(41)	228
Depreciation of property, plant and equipment	(16)	(3)	(6)	(25)
Amortization of intangible assets	(65)	(30)	—	(95)
Operating income (loss)	$119	$36	$(47)	$108

12. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $33 million and $10 million during the three months ended March 31, 2014 and March 31, 2013, respectively. The Company made interest payments of approximately $101 million and $110 million during the six months ended March 31, 2014 and March 31, 2013, respectively. The Company paid approximately $5 million and $3 million of income and withholding taxes, net of refunds, during the three months ended March 31, 2014 and March 31, 2013, respectively. The Company paid approximately $8 million of income and withholding taxes, net of refunds, during both the six months ended March 31, 2014 and March 31, 2013.

13. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2014 and September 30, 2013.

	Fair Value Measurements as of March 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(2)	$—	$(2)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(4)	$(4)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(7)	$(7)
Total	$—	$(2)	$(11)	$(13)

	Fair Value Measurements as of September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	$—	$(23)	$—	$(23)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(13)	$(13)
Other Non-Current Liabilities:
Contractual Obligations (b)	$—	$—	$(9)	$(9)
Total	$—	$(22)	$(22)	$(44)

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

The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2013	$22
Additions	2
Payments	(13)
Balance at March 31, 2014	$11

The decrease in net liabilities classified as Level 3 was primarily related to contingent consideration payments made during the period.

The majority of the Company’s non-financial instruments, which include goodwill, intangible assets, inventories, and property, plant, and equipment, are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the asset is written down to its fair value. In addition, an impairment analysis is performed at least annually for goodwill and indefinite-lived intangible assets.

Fair Value of Debt

The Company had $2.889 billion of principal debt outstanding at March 31, 2014, of which $1.307 billion was variable rate debt and $1.582 billion was fixed rate debt. Based on the level of interest rates prevailing at March 31, 2014, the fair value of the Company’s rate debt was approximately $3.052 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

14. Subsequent Events

2014 Debt Refinancing

On April 9, 2014, the Company completed the 2014 Refinancing. In connection with the 2014 Refinancing, the Company issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “New Senior Secured Notes”) and $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022 (the “New Unsecured Notes”). In connection with the 2014 Refinancing, the Company used $869 million, to redeem or repurchase the Company’s previously outstanding $765 million 11.5% Senior Notes due 2018 and to pay tender/call premiums of $85 million and consent fees of approximately $19 million. The Company also paid approximately $3 million in accrued interest with respect to the notes redeemed or repurchased.

The Company recorded a loss on extinguishment of debt of approximately $141 million in the third quarter of fiscal 2014, which represents the difference between the redemption payment and the carrying value of the debt, which included the principal value of $765 million, less unamortized discounts of $13 million and unamortized debt issuance costs of $24 million.

Had the consummation of the 2014 Refinancing occurred on March 31, 2014, the Company’s total consolidated indebtedness as of March 31, 2014 would have been (in millions) (unaudited):

Revolving Credit Facility (a)	—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,300
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	217
6.75% Senior Notes due 2022—Acquisition Corp.	660
11.5% Senior Notes due 2018—Acquisition Corp.	—
13.75% Senior Notes due 2019—Holdings	150
Total debt	$3,052
Less: current portion	13
Total long-term debt	$3,039

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million at March 31, 2014. There were no loans outstanding under the Revolving Credit Facility at March 31, 2014.

(b)

Principal amount of $1.307 billion less unamortized discount of $7 million at March 31, 2014. Of this amount, $13 million at March 31, 2014, representing the scheduled amortization, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amounts above represent the dollar equivalent of such notes at March 31, 2014.

Revolving Credit Agreement Amendment

On March 25, 2014, Acquisition Corp. received lender consent to an amendment (the “Revolving Credit Agreement Amendment”) to the credit agreement for its Revolving Credit Facility.  The effectiveness of the Revolving Credit Agreement Amendment was subject to certain conditions precedent, including the offering of the notes, and became effective on April 9, 2014. The Revolving Credit Agreement Amendment extends the maturity date of the Revolving Credit Facility to April 1, 2019 and modifies the maximum leverage ratio in certain periods.

New Debt

The following is a description of the Company’s New Senior Secured Notes and New Unsecured Notes which are now outstanding following completion of the 2014 Refinancing.

New Senior Secured Notes

On April 9, 2014, Acquisition Corp. issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 under the Base Indenture, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of April 9, 2014 (the “New Secured Notes Supplemental Indenture” and, together with the Base Indenture, the “New Secured Notes Indenture”), among the Issuer, the guarantors party thereto and the Trustee.

Interest on the New Senior Secured Notes will accrue at the rate of 5.625% per annum and will be payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014.

Ranking

The New Senior Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the New Senior Secured Notes. The New Senior Secured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the New Unsecured Notes (as defined below), the Existing Senior Secured Notes and indebtedness under the Senior Credit Facilities and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the New Unsecured Notes, to the extent of the value of the collateral securing the New Senior Secured Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The New Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under the Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the New Senior Secured Notes (including the subsidiary guarantor’s guarantee of obligations under the Existing Senior Secured Notes and the Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the New Unsecured Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Senior Credit Facilities and any future senior secured credit facility, the Existing Senior Secured Notes and the New Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Senior Secured Notes may be released in certain circumstances. On May 7, 2014, Parent issued a guarantee whereby it fully and unconditionally guaranteed the payments of Acquisition Corp. on the New Senior Secured Notes.

Optional Redemption

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of New Senior Secured Notes (including the aggregate principal amount of any additional securities constituting New Senior Secured Notes) issued under the New Secured Notes Indenture, at its option, at a redemption price equal to 105.625% of the principal amount of the New Senior Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Senior Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of New Senior Secured Notes originally issued under the New Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Senior Secured Notes issued under the New Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The New Senior Secured Notes may be redeemed, in whole or in part, at any time prior to April 15, 2017, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the New Senior Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2017, Acquisition Corp. may redeem all or a part of the New Senior Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the New Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

In addition, during any 12-month period prior to April 15, 2017, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the New Senior Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of a change of control, which is defined in the Secured Notes Base Indenture, each holder of the New Senior Secured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s New Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The New Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The New Secured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on New Senior Secured Notes to become or to be declared due and payable.

New Unsecured Notes

On April 9, 2014, Acquisition Corp. issued $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022  under the Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Supplemental Indenture” and, together with the New Unsecured Notes Base Indenture, the “New Unsecured Notes Indenture”), among the Issuer, the guarantors party thereto and the Trustee.

Interest on the New Unsecured Notes will accrue at the rate of 6.750% per annum and will be payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014.

Ranking

The New Unsecured Notes are Acquisition Corp.’s senior unsecured obligations. The New Unsecured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Senior Secured Notes, the New Senior Secured Notes and indebtedness outstanding under the Senior Credit Facilities and any future senior secured credit facility; are effectively subordinated to Acquisition Corp.’s secured senior indebtedness, including the Existing Senior Secured Notes, the New Senior Secured Notes and indebtedness under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors).

Guarantees

The New Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the subsidiary guarantors. Each subsidiary guarantee is a senior unsecured obligation of such subsidiary guarantor. Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively subordinated to the subsidiary guarantor’s existing secured obligations, including the subsidiary guarantor’s guarantee of the Existing Senior Secured Notes, the New Senior Secured Notes and obligations under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Existing Senior Secured Notes, the New Senior Secured Notes and Senior Credit Facilities and any future senior secured credit facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Unsecured Notes may be released in certain circumstances. On May 7, 2014, Parent issued a guarantee whereby it fully and unconditionally guaranteed the payments of Acquisition Corp. on the New Senior Unsecured Notes.

Optional Redemption

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of New Unsecured Notes (including the aggregate principal amount of any additional securities constituting New Unsecured Notes) issued under the New Unsecured Notes Indenture, at its option, at a redemption price equal to 106.750% of the principal amount of the New Unsecured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Unsecured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of New Unsecured Notes originally issued under the New Unsecured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Unsecured Notes issued under the New Unsecured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The New Unsecured Notes may be redeemed, in whole or in part, at any time prior to April 15, 2017, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the New Unsecured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2017, Acquisition Corp. may redeem all or a part of the New Unsecured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the New Unsecured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	105.063%
2018	103.375%
2019	101.688%
2020 and thereafter	100.000%

Change of Control

Upon the occurrence of a change of control, which is defined in the New Unsecured Notes Base Indenture, each holder of the New Unsecured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s New Unsecured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The New Unsecured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The New Unsecured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on New Unsecured Notes to become or to be declared due and payable.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. had issued and outstanding, as of March 31, 2014, the 6.00% Senior Secured Notes due 2021, the 6.25% Senior Secured Notes due 2021 and the 11.50% Senior Notes due 2018 (together, the “Acquisition Corp. Notes”).

The Holdings Notes are guaranteed by the Company. This guarantee is full and unconditional. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings), which are not guarantors of the Holdings Notes, and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting.

The Acquisition Corp. Notes are, or were, also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic, wholly-owned subsidiaries are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly owned subsidiaries through dividends, loans or advances. The New Senior Secured Notes and the New Unsecured Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly owned subsidiaries.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes (and, subsequent to the 2014 Refinancing, the indentures for the New Senior Secured Notes and the New Unsecured Notes) and the credit agreements for the Acquisition Corp. New Senior Credit Facilities, and, with respect to the Company, the indenture for the Holdings Notes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

March 31, 2014

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$	─	$27	$122	$	─	$149	$	─	$	─	$	─	$149
Accounts receivable, net		─	143	251		─	394		─		─		─	394
Inventories		─	9	26		─	35		─		─		─	35
Royalty advances expected to be recouped within one year		─	60	43		─	103		─		─		─	103
Deferred tax assets		─	21	22		─	43		─		─		─	43
Prepaid and other current assets		5	7	72		─	84		─		─		─	84
Total current assets		5	267	536		─	808		─		─		─	808
Due (to) from parent companies		965	(48)	(917)		─	─		─		─		─	─
Investments in and advances to (from) consolidated subsidiaries		2,544	1,127	─		(3,671)	─		777		623		(1,400)	─
Royalty advances expected to be recouped after one year		─	111	80		─	191		─		─		─	191
Property, plant and equipment, net		─	107	80		─	187		─		─		─	187
Goodwill		─	1,379	300		─	1,679		─		─		─	1,679
Intangible assets subject to amortization, net		─	964	2,067		─	3,031		─		─		─	3,031
Intangible assets not subject to amortization		─	75	45		─	120		─		─		─	120
Other assets		63	21	24		─	108		6		─		─	114
Total assets		$3,577	$4,003	$2,215		$(3,671)	$6,124		$783		$623		$(1,400)	$6,130
Liabilities and Deficit:
Current liabilities:
Accounts payable	$	─	$82	$128	$	─	$210	$	─	$	─	$	─	$210
Accrued royalties		─	532	608		─	1,140		─		─		─	1,140
Accrued liabilities		─	76	196		─	272		─		─		─	272
Accrued interest		65	─	─		─	65		10		─		─	75
Deferred revenue		─	171	92		─	263		─		─		─	263
Current portion of long-term debt		13	─	─		─	13		─		─		─	13
Other current liabilities		─	─	10		─	10		─		─		─	10
Total current liabilities		78	861	1,034		─	1,973		10		─		─	1,983
Long-term debt		2,706	─	─		─	2,706		150		─		─	2,856
Deferred tax liabilities, net		─	126	290		─	416		─		─		─	416
Other noncurrent liabilities		16	82	136		─	234		─		─		─	234
Total liabilities		2,800	1,069	1,460		─	5,329		160		─		─	5,489
Total Warner Music Group Corp. equity (deficit)		777	2,934	737		(3,671)	777		623		623		(1,400)	623
Noncontrolling interest		─	─	18		─	18		─		─		─	18
Total equity (deficit)		777	2,934	755		(3,671)	795		623		623		(1,400)	641
Total liabilities and equity (deficit)		$3,577	$4,003	$2,215		$(3,671)	$6,124		$783		$623		$(1,400)	$6,130

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2014

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$	─	$349	$332	$(28)	$653	$	─	$	─	$	─	$653
Costs and expenses:
Cost of revenues		─	(136)	(208)	25	(319)		─		─		─	(319)
Selling, general and administrative expenses		─	(119)	(156)	2	(273)		─		─		─	(273)
Amortization of intangible assets		─	(30)	(36)	─	(66)		─		─		─	(66)
Total costs and expenses		─	(285)	(400)	27	(658)		─		─		─	(658)
Operating income (expense)		─	64	(68)	(1)	(5)		─		─		─	(5)
Interest income (expense), net		(28)	3	(23)	─	(48)		(6)		─		─	(54)
Equity gains (losses) from consolidated subsidiaries		(32)	2	─	30	─		(54)		(60)		114	─
Other income (expense), net		3	(7)	1	─	(3)		─		─		─	(3)
Income (loss) before income taxes		(57)	62	(90)	29	(56)		(60)		(60)		114	(62)
Income tax (expense) benefit		3	(4)	3	1	3		─		─		─	3
Net income (loss)		(54)	58	(87)	30	(53)		(60)		(60)		114	(59)
Less: income attributable to noncontrolling interest		─	─	(1)	─	(1)		─		─		─	(1)
Net income (loss) attributable to Warner Music Group Corp.		$(54)	$58	$(88)	$30	$(54)		$(60)		$(60)		$114	$(60)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)		Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)		Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$	─	$351	$373	$(49)	$675	$	─	$	─	$	─	$675
Costs and expenses:
Cost of revenues		─	(166)	(205)	44	(327)		─		─		─	(327)
Selling, general and administrative expenses		─	(128)	(113)	(3)	(244)		─		─		─	(244)
Amortization of intangible assets		─	(28)	(19)	─	(47)		─		─		─	(47)
Total costs and expenses		─	(322)	(337)	41	(618)		─		─		─	(618)
Operating income (loss)		─	29	36	(8)	57		─		─		─	57
Interest income (expense), net		(41)	2	(4)	─	(43)		(6)		─		─	(49)
Equity gains (losses) from consolidated subsidiaries		56	(28)	─	(28)	─		7		2		(9)	─
Other income (expense), net		(7)	5	(2)	─	(4)		─		─		─	(4)
Income (loss) before income taxes		8	8	30	(36)	10		1		2		(9)	4
Income tax (expense) benefit		─	─	1	(1)	─		─		─		─	─
Net income (loss)		8	8	31	(37)	10		1		2		(9)	4
Less: income attributable to noncontrolling interest		─	─	(2)	─	(2)		─		─		─	(2)
Net income (loss) attributable to Warner Music Group Corp.		$8	$8	$29	$(37)	$8		$1		$2		$(9)	$2

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2014

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$703	$842	$(77)	$1,468	$—	$—	$—	$1,468
Costs and expenses:
Cost of revenues	—	(291)	(543)	74	(760)	—	—	—	(760)
Selling, general and administrative expenses	—	(234)	(335)	3	(566)	—	—	—	(566)
Amortization of intangible assets	—	(60)	(72)	—	(132)	—	—	—	(132)
Total costs and expenses	—	(585)	(950)	77	(1,458)	—	—	—	(1,458)
Operating income (loss)	—	118	(108)	—	10	—	—	—	10
Interest income (expense), net	(59)	4	(43)	—	(98)	(11)	—	—	(109)
Equity gains (losses) from consolidated subsidiaries	(53)	(11)	—	64	—	(86)	(97)	183	—
Other income (expense), net	15	(21)	(1)	—	(7)	—	—	—	(7)
Income (loss) before income taxes	(97)	90	(152)	64	(95)	(97)	(97)	183	(106)
Income tax (expense) benefit	11	(8)	10	(2)	11	—	—	—	11
Net income (loss)	(86)	82	(142)	62	(84)	(97)	(97)	183	(95)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$(86)	$82	$(144)	$62	$(86)	$(97)	$(97)	$183	$(97)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Six Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenues	$—	$695	$854	$(105)	$1,444	$—	$—	$—	$1,444
Costs and expenses:
Cost of revenues	—	(327)	(500)	93	(734)	—	—	—	(734)
Selling, general and administrative expenses	—	(252)	(267)	12	(507)	—	—	—	(507)
Amortization of intangible assets	—	(58)	(37)	—	(95)	—	—	—	(95)
Total costs and expenses	—	(637)	(804)	105	(1,336)	—	—	—	(1,336)
Operating income	—	58	50	—	108	—	—	—	108
Loss on extinguishment of debt	(83)	—	—	—	(83)	—	—	—	(83)
Interest income (expense), net	(85)	3	(9)	—	(91)	(11)	—	—	(102)
Equity gains (losses) from consolidated subsidiaries	97	(45)	—	(52)	—	(67)	(78)	145	—
Other income (expense), net	(7)	—	(2)	—	(9)	—	—	—	(9)
Income (loss) before income taxes	(78)	16	39	(52)	(75)	(78)	(78)	145	(86)
Income tax (expense) benefit	11	10	—	(10)	11	—	—	—	11
Net income (loss)	(67)	26	39	(62)	(64)	(78)	(78)	145	(75)
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(67)	$26	$36	$(62)	$(67)	$(78)	$(78)	$145	$(78)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2014

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income (loss)	$(54)	$58	$(87)	$30	$(53)	$(60)	$(60)	$114	$(59)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	2	—	2	(2)	2	2	2	(4)	2
Other comprehensive income (loss), net of tax:	2	—	2	(2)	2	2	2	(4)	2
Total comprehensive income (loss)	(52)	58	(85)	28	(51)	(58)	(58)	110	(57)
Less: comprehensive income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$(52)	$58	$(86)	$28	$(52)	$(58)	$(58)	$110	$(58)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income (loss)	$8	$8	$31	$(37)	$10	$1	$2	$(9)	$4
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(14)	—	(14)	14	(14)	—	—	—	(14)
Other comprehensive income (loss), net of tax:	(14)	—	(14)	14	(14)	—	—	—	(14)
Total comprehensive income (loss)	(6)	8	17	(23)	(4)	1	2	(9)	(10)
Less: comprehensive income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$(6)	$8	$15	$(23)	$(6)	$1	$2	$(9)	$(12)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2014

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income (loss)	$(86)	$82	$(142)	$62	$(84)	$(97)	$(97)	$183	$(95)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Other comprehensive income (loss), net of tax:	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Total comprehensive income (loss)	(92)	82	(148)	68	(90)	(103)	(103)	195	(101)
Less: comprehensive income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$(92)	$82	$(150)	$68	$(92)	$(103)	$(103)	$195	$(103)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income (loss)	$(67)	$26	$39	$(62)	$(64)	$(78)	$(78)	$145	$(75)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(12)	—	(12)	12	(12)	—	—	—	(12)
Other comprehensive income (loss), net of tax:	(12)	—	(12)	12	(12)	—	—	—	(12)
Total comprehensive income (loss)	(79)	26	27	(50)	(76)	(78)	(78)	145	(87)
Less: comprehensive income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$(79)	$26	$24	$(50)	$(79)	$(78)	$(78)	$145	$(90)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2014

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(86)	$82	$(142)	$62	$(84)	$(97)	$(97)	$183	$(95)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	77	80	—	157	—	—	—	157
Deferred income taxes	—	—	(23)	—	(23)	—	—	—	(23)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Equity (gains) losses	53	11	—	(64)	—	86	97	(183)	—
Non-cash share-based compensation expense	—	3	—	—	3	—	—	—	3
Changes in operating assets and liabilities:
Accounts receivable	—	41	77	—	118	—	—	—	118
Inventories	—	1	(3)	—	(2)	—	—	—	(2)
Royalty advances	—	(3)	(25)	—	(28)	—	—	—	(28)
Accounts payable and accrued liabilities	—	(187)	58	8	(121)	—	—	—	(121)
Royalty payables	—	(38)	29	—	(9)	—	—	—	(9)
Accrued interest	—	—	—	—	—	—	—	—	—
Deferred revenue	—	115	13	—	128	—	—	—	128
Other balance sheet changes	3	(10)	(44)	(6)	(57)	—	—	—	(57)
Net cash (used in) provided by operating activities	(23)	92	20	—	89	(10)	—	—	79
Cash flows from investing activities:
Acquisition of music publishing rights	—	(13)	(6)	—	(19)	—	—	—	(19)
Investments and acquisitions of businesses	—	(10)	(16)	—	(26)	—	—	—	(26)
Capital expenditures	—	(22)	(8)	—	(30)	—	—	—	(30)
Change in due to (from) subsidiaries	36	—	—	(36)	—	—	—	—	—
Net cash (used in) provided by investing activities	36	(45)	(30)	(36)	(75)	—	—	—	(75)
Cash flows from financing activities:
Dividend by Acquisition Corp.to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	230	—	—	—	230	—	—	—	230
Repayment of the Revolving Credit Facility	(230)	—	—	—	(230)	—	—	—	(230)
Amortization of Term Loan	(3)	—	—	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(1)	—	(1)				(1)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Change in due (from) to issuer	—	(36)	—	36	—	—	—	—	—
Net cash (used in) provided by financing activities	(13)	(36)	(2)	36	(15)	10	—	—	(5)
Effect of foreign currency exchange rate changes on cash	—	—	(5)	—	(5)	—	—	—	(5)
Net (decrease) increase in cash and equivalents	—	11	(17)	—	(6)	—	—	—	(6)
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$27	$122	$—	$149	$—	$—	$—	$149

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2013

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations		WMG Acquisition Corp. Consolidated	WMG Holdings Corp. (issuer)	Warner Music Group Corp.		Eliminations		Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(67)	$26	$39		$(62)	$(64)	$(78)		$(78)		$145	$(75)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	83	─	─		─	83	─		─		─	83
Depreciation and amortization	─	77	43		─	120	─		─		─	120
Deferred income taxes	─	─	(12)		─	(12)	─		─		─	(12)
Non-cash interest expense	5	─	─		─	5	1		─		─	6
Equity (gains) losses	(97)	45	─		52	─	67		78		(145)	─
Non-cash share based compensation expense	─	4	─		─	4			─		─	4
Changes in operating assets and liabilities:
Accounts receivable	(1)	(7)	72		─	64	─		─		─	64
Inventories	─	1	1		─	2	─		─		─	2
Royalty advances	─	(18)	8		─	(10)	─		─		─	(10)
Accounts payable and accrued liabilities	─	31	(121)		16	(74)	─		─		─	(74)
Royalty payables	─	30	(18)		─	12	─		─		─	12
Accrued interest	(13)	─	─		─	(13)	─		─		─	(13)
Deferred revenue	─	27	19		─	46	─		─		─	46
Other balance sheet changes	2	(10)	(14)		(6)	(28)	─		─		─	(28)
Net cash (used in) provided by operating activities	(88)	206	17		─	135	(10)		─		─	125
Cash flows from investing activities:
Acquisition of music publishing rights	─	(8)	(3)		─	(11)	─		─		─	(11)
Investments and acquisitions of businesses	─	(5)	─		─	(5)	─		─		─	(5)
Capital expenditures	─	(9)	(4)		─	(13)	─		─		─	(13)
Advances to issuer	195	─	─		(195)	─	─		─		─	─
Net cash (used in) provided by investing activities	195	(22)	(7)		(195)	(29)	─		─		─	(29)
Cash flows from financing activities:
Dividend by Acquisition Corp.to Holdings Corp.	(12)	─	─		─	(12)	12		─		─	─
Proceeds from the Revolving Credit Facility	31	─	─		─	31	─		─		─	31
Repayment of the Revolving Credit Facility	(31)	─	─		─	(31)	─		─		─	(31)
Proceeds from issuance of Acquisition Corp 6.0% Senior Secured Notes	500	─	─		─	500	─		─		─	500
Proceeds from issuance of Acquisition Corp 6.25% Senior Secured Notes	227	─	─		─	227	─		─		─	227
Proceeds from Acquisition Corp Term Loan Facility	594	─	─		─	594	─		─		─	594
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	(1,250)	─	─		─	(1,250)	─		─		─	(1,250)
Financing costs paid	(127)	─	─		─	(127)	─		─		─	(127)
Deferred financing costs paid	(31)	─	─		─	(31)	(2)		─		─	(33)
Amortization of Term Loan	(8)	─	─		─	(8)	─		─		─	(8)
Change in due to (from) to issuer	─	(195)	─		195	─	─		─		─	─
Net cash (used in) provided by financing activities	(107)	(195)	─		195	(107)	10		─		─	(97)
Effect of foreign currency exchange rate changes on cash	─	─	(7)		─	(7)	─		─		─	(7)
Net (decrease) increase in cash and equivalents	─	(11)	3		─	(8)	─		─		─	(8)
Cash and equivalents at beginning of period	44	105	143		─	292	10		─		─	302
Cash and equivalents at end of period	$44	$94	$146	$	─	$284	$10	$	─	$	─	$294

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 (the “Quarterly Report”).

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

—	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
—	failure to realize expected cost savings and other synergies and benefits contemplated by the PLG Acquisition (defined below);
—	the integration of Parlophone Label Group making it more difficult to maintain certain strategic relationships and distracting management’s focus on the business;
—	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
—	significant fluctuations in our operations and cash flows from period to period;
—	our inability to compete successfully in the highly competitive markets in which we operate;
—

further consolidation of our industry and its impact on the competitive landscape of the music industry, specifically the acquisition of EMI’s recorded music business by Universal Music Group, a division of Vivendi, (“Universal”) and the acquisition of EMI’s music publishing business by a consortium led by Sony Corporation of America;

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

—	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and part of Europe;
—	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
—	changes in law and government regulations; and
—	risks related to other factors discussed under Part II, Item 1A “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

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

—

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2014 and March 31, 2013. This analysis is presented on both a consolidated and segment basis.

—

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2014 and March 31, 2013 as well as a discussion of our financial condition and liquidity as of March 31, 2014. The discussion of our financial condition and liquidity includes (i) a summary of our debt agreements and (ii) a summary of the key debt compliance measures under our debt agreements.

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

Outside the United States, our Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute our records to non-affiliated third-party record labels. Our international artist services operations also include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists as well as management companies that partner with artists on other aspects of their career such as merchandising, fan clubs, endorsements, appearances and sponsorship.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are otherwise used by digital streaming services such as Beats Music, Deezer, Rhapsody and Spotify, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

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

Recent Developments

Acquisition of the Parlophone Label Group

On July 1, 2013, the Company completed the acquisition of Parlophone Label Group (“PLG”) from Universal for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “PLG Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”). PLG includes a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG is comprised of the historic Parlophone label and Chrysalis and Ensign labels in the UK, as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists include Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alboran, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato following the PLG Acquisition.

2014 Debt Refinancing

On April 9, 2014, the Company completed a refinancing of part of its outstanding debt (the “2014 Refinancing”). In connection with the 2014 Refinancing, the Company issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 and $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022.

See “—Financial Condition and Liquidity” for more information.

Factors Affecting Results of Operations and Financial Condition

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. These costs amounted to approximately $36 million for the six months ended March 31, 2014 and were recorded in the consolidated statements of operation, $4 million within product costs and $32 million within general and administrative expense. These costs amounted to approximately $3 million for the six months ended March 31, 2013 and were recorded in the consolidated statements of operation within general and administrative expense. The total integration costs are expected to be approximately $77 million.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $86 million in restructuring costs, currently estimated to be made up of employee-related costs of $78 million, real estate costs of $7 million and other costs of $1 million. Total restructuring costs of $24 million have been incurred during the six months ended March 31, 2014 with respect to these actions, which consist of $22 million of employee-related costs, $1 million of real estate costs and $1 million of other costs. Total restructuring costs of $46 million have been incurred to date under the Restructuring Plan. A significant portion of these charges have resulted in and will continue to result in cash expenditures. Total cash payments of $31 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $86 million in expected restructuring costs does not include other integration and other nonrecurring costs related to the PLG Acquisition noted above that are currently estimated to be $77 million, which do not qualify as restructuring costs.

When completed, these actions are expected to result in cost savings and other synergies of approximately $70 million, primarily within selling, general and administrative expenses. To date, we have realized $17 million in cost savings. We expect to realize the remaining benefits of such synergies over the next 18 months. Although management currently believes such cost savings and other synergies will be realized following the PLG Acquisition, there can be no assurance that these cost savings or any other synergies will be achieved in full.

Severance Charges

We recorded severance charges (unrelated to the PLG Acquisition) of $1 million and $2 million for the three and six months, respectively, ended March 31, 2014.  We recorded severance charges (unrelated to the PLG Acquisition) of $1 million and $6 million for the three and six months, respectively, ended March 31, 2013 as part of our actions to further align our cost structure with industry trends.

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the United States, in the fiscal year ended September 30, 2013, our Recorded Music digital revenue exceeded our physical revenue. While there are signs of industry stabilization, the industry continues to be impacted as a result of the transition to digital sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads. While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as streaming and subscription services, continue to develop. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy, nor can it be determined how those changes will affect individual markets. We believe it is reasonable to expect that digital margins will generally be higher than physical sales margins as a result of the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in mechanical copyright royalties payable to music publishers, which apply in the digital space. As consumer purchasing patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during the six months ended March 31, 2014. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded-rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

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

Such costs incurred by the Company were approximately $4 million for both the six months ended March 31, 2014 and March 31, 2013, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $1 million of reimbursed expenses in each period related to certain consultants with full time roles at the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Revenue by Type
Physical	$145	$190	$(45)	-24%
Digital	273	262	11	4%
Total Physical and Digital	418	452	(34)	-8%
Artist services and expanded-rights	62	50	12	24%
Licensing	55	52	3	6%
Total Recorded Music	535	554	(19)	-3%
Performance	47	48	(1)	-2%
Mechanical	22	27	(5)	-19%
Synchronization	27	27	—	—%
Digital	23	21	2	10%
Other	3	4	(1)	-25%
Total Music Publishing	122	127	(5)	-4%
Intersegment eliminations	(4)	(6)	2	-33%
Total Revenue	$653	$675	$(22)	-3%
Revenue by Geographical Location
U.S. Recorded Music	$219	$249	$(30)	-12%
U.S. Music Publishing	52	56	(4)	-7%
Total U.S.	271	305	(34)	-11%
International Recorded Music	316	305	11	4%
International Music Publishing	70	71	(1)	-1%
Total International	386	376	10	3%
Intersegment eliminations	(4)	(6)	2	-33%
Total Revenue	$653	$675	$(22)	-3%

Total Revenue

Total revenue decreased by $22 million, or 3%, to $653 million for the three months ended March 31, 2014 from $675 million for the three months ended March 31, 2013. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 81% and 19% of total revenue, respectively, for the three months ended March 31, 2014 and March 31, 2013. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenue, respectively, for the three months ended March 31, 2014 and 45% and 55% of total revenue, respectively, for the three months ended March 31, 2013. Excluding the unfavorable impact of foreign currency exchange rates, total revenue decreased by $18 million, or 3%.

Our total revenue for the three months ended March 31, 2014 included the impact of PLG revenue of $72 million. Excluding the impact of PLG, total revenue decreased by $94 million, or 14%. This total revenue decline excluding PLG was mainly due to a light release schedule for Recorded Music.

Total digital revenue after intersegment eliminations increased by $14 million, or 5%, to $295 million for the three months ended March 31, 2014 from $281 million for the three months ended March 31, 2013. Total digital revenue represented 45% and 42% of consolidated revenue for the three months ended March 31, 2014 and March 31, 2013, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2014 was comprised of U.S. revenue of $152 million and international revenue of $144 million, or 51% and 49% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2013 was comprised of U.S. revenue of $157 million and international revenue of $126 million, or 55% and 45% of total digital revenue, respectively.

Recorded Music revenue decreased by $19 million, or 3%, to $535 million for the three months ended March 31, 2014 from $554 million for the three months ended March 31, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 81% of consolidated revenue for the three months ended March 31, 2014 and March 31, 2013. U.S. Recorded Music revenues were $219 million and $249 million, or 41% and 45% of consolidated Recorded Music revenues for the three months ended March 31, 2014 and March 31, 2013, respectively. International Recorded Music revenues were $316 million and $305 million, or 59% and 55% of consolidated Recorded Music revenues for the three months ended March 31, 2014 and March 31, 2013, respectively.

The overall Recorded Music results include $72 million in revenue from PLG. Excluding the impact of PLG, Recorded Music revenue declined $91 million due to a light release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue. Excluding the impact of PLG revenue, physical revenue declined $78 million. The decline was driven by the ongoing shift in demand towards digital products, and was further compounded by a comparatively light release schedule in the current period. Excluding the impact of PLG revenue, digital revenue declined $18 million, primarily as a result of a light release schedule in the current period. We continued to see growth in streaming services revenue, which grew $45 million in total, and $32 million excluding the impact of PLG. Offsetting this growth was a $31 million decline in digital download revenue, or a $46 million decline excluding the impact of PLG revenue, mainly driven by a decline in the U.S. Excluding the impact of PLG revenue, artist services and expanded-rights revenue increased $11 million primarily as a result of strong concert promotion revenue in Europe due to the timing of tours. Excluding the impact of PLG revenue, licensing revenue decreased $6 million primarily due to higher international licensing revenue in the comparable prior period. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $15 million, or 3%.

Music Publishing revenues decreased by $5 million, or 4%, to $122 million for the three months ended March 31, 2014 from $127 million for the three months ended March 31, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 19% of consolidated revenues for the three months ended March 31, 2014 and March 31, 2013. U.S. Music Publishing revenues were $52 million and $56 million, or 43% and 44%, of Music Publishing revenues for the three months ended March 31, 2014 and March 31, 2013, respectively. International Music Publishing revenues were $70 million and $71 million, or 57% and 56%, of Music Publishing revenues for the three months ended March 31, 2014 and March 31, 2013, respectively.

The decrease in Music Publishing revenue was mainly driven by decreases in mechanical revenue and performance revenue partially offset by an increase in digital revenue while synchronization revenue remained flat. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. The decrease in performance revenue was due to the timing of collection society distributions. The increase in digital revenue was due to a $2 million increase in streaming services revenue. There was no net impact of foreign currency exchange rates on total Music Publishing revenue.

Revenue by Geographical Location

U.S. revenue decreased by $34 million, or 11%, to $271 million for the three months ended March 31, 2014 from $305 million for the three months ended March 31, 2013. U.S. Recorded Music revenue decreased $30 million, or $45 million excluding the impact of PLG revenue. The primary driver was the decline in U.S. Recorded Music physical revenue of $25 million, or $28 million excluding the impact of PLG revenue. The physical decline was due to the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. The comparative prior period included the success of Josh Groban’s “All That Echos” and Blake Shelton’s “Based on a True Story”, both more heavily weighted toward physical sales. U.S. Recorded Music digital revenue decreased $6 million, or $17 million excluding the impact of PLG revenue. This decline reflected a light release schedule in the current period. U.S. Music Publishing revenue decreased $4 million primarily due to the decline in mechanical revenue.

International revenue increased by $10 million, or 3%, to $386 million for the three months ended March 31, 2014 from $376 million for the three months ended March 31, 2013. International Recorded Music revenue increased $11 million, but decreased $46 million excluding the impact of PLG revenue. The primary driver was the decrease in International Recorded Music physical revenue of $20 million, or $50 million excluding the impact of PLG revenue. The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule in the current period. Digital revenue increased $17 million mainly due to the $18 million impact of PLG revenue. International Recorded Music artist services and expanded-rights revenue increased $11 million, or $10 million excluding PLG revenue, due to higher concert promotion revenue in Italy and France due to timing of tours. International Recorded Music Licensing revenue increased $3 million but decreased $5 million excluding the impact of PLG, primarily due to decreases in Japan and Canada. International Music Publishing revenue decreased $1 million due to the decline in mechanical revenue. Excluding the unfavorable impact of foreign currency exchange rates, total international revenue increased $14 million, or 4%.

Cost of revenues

Our cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$204	$214	$(10)	-5%
Product costs	115	113	2	2%
Total cost of revenues	$319	$327	$(8)	-2%

Total cost of revenues decreased by $8 million, or 2%, to $319 million for the three months ended March 31, 2014 from $327 million for the three months ended March 31, 2013. Expressed as a percentage of revenues, cost of revenues increased to 49% for the three months ended March 31, 2014 from 48% for the three months ended March 31, 2013.

Artist and repertoire costs decreased by $10 million, or 5%, to $204 million for the three months ended March 31, 2014 from $214 million for the three months ended March 31, 2013 primarily due to lower royalty expense associated with lower revenue. Artist and repertoire costs as a percentage of revenue decreased to 31% for the three months ended March 31, 2014 from 32% for the three months ended March 31, 2013.

Product costs increased by $2 million, or 2%, to $115 million for the three months ended March 31, 2014 from $113 million for the three months ended March 31, 2013. The increase was primarily driven by an increase in the artist services and expanded-rights product costs associated with the increase in concert promotion revenue and was partially offset by lower product costs associated with the decrease in physical revenue.  Product costs as a percentage of revenue increased to 18% for the three months ended March 31, 2014 from 17% for the three months ended March 31, 2013 primarily due to the revenue mix. Concert promotion revenue tends to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Our selling, general and administrative expense was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$159	$133	$26	20%
Selling and marketing expense	101	99	2	2%
Distribution expense	13	12	1	8%
Total selling, general and administrative expense	$273	$244	$29	12%

(1)	Includes depreciation expense of $13 million and $12 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Total selling, general and administrative expense increased by $29 million, or 12%, to $273 million for the three months ended March 31, 2014 from $244 million for the three months ended March 31, 2013. Expressed as a percentage of revenues, selling, general and administrative expense increased to 42% for the three months ended March 31, 2014 from 36% for the three months ended March 31, 2013. Total selling, general and administrative expense includes $14 million of PLG overhead costs.

General and administrative expense increased by $26 million, or 20%, to $159 million for the three months ended March 31, 2014 from $133 million for the three months ended March 31, 2013. The increase in general and administrative expense was primarily due to $17 million of restructuring costs, a $12 million increase in professional fees and other integration costs associated with the PLG Acquisition, including transitional employees, a $4 million increase in facilities cost due to the overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease and PLG overhead costs.  These increases were partially offset by a $4 million decrease in share-based compensation expense and a $17 million decrease in variable compensation. Expressed as a percentage of revenue, general and administrative expense increased to 24% for the three months ended March 31, 2014 from 20% for the three months ended March 31, 2013.

Selling and marketing expense increased by $2 million, or 2%, to $101 million for the three months ended March 31, 2014 from $99 million for the three months ended March 31, 2013. The increase in selling and marketing expense was primarily due to higher overhead costs, partially offset by a comparatively light release schedule with lower marketing spending in the current period.

Expressed as a percentage of revenue, selling and marketing expense increased to 16% for the three months ended March 31, 2014 from 15% for the three months ended March 31, 2013

Distribution expense increased by $1 million, or 8%, to $13 million for the three months ended March 31, 2014 from $12 million for the three months ended March 31, 2013. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended March 31, 2014 and March 31, 2013.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$74	$116	$(42)	-36%
Depreciation expense	(13)	(12)	(1)	8%
Amortization expense	(66)	(47)	(19)	40%
Operating (loss) income	(5)	57	(62)	-109%
Interest expense, net	(54)	(49)	(5)	10%
Other expense, net	(3)	(4)	1	-25%
(Loss) income before income taxes	(62)	4	(66)	—%
Income tax benefit	3	—	3	—%
Net (loss) income	(59)	4	(63)	—%
Less: income attributable to noncontrolling interest	(1)	(2)	1	-50%
Net (loss) income attributable to Warner Music Group Corp.	$(60)	$2	$(62)	—%

OIBDA

OIBDA decreased by $42 million, or 36%, to $74 million for the three months ended March 31, 2014 as compared to $116 million for the three months ended March 31, 2013 as a result of the flow through of lower revenue and increased selling, general and administrative expense mainly due to PLG related restructuring and other integration costs as noted above. Expressed as a percentage of total revenue, OIBDA decreased to 11% for the three months ended March 31, 2014 from 17% for the three months ended March 31, 2013.

Depreciation expense

Depreciation expense increased by $1 million, or 8%, to $13 million for the three months ended March 31, 2014 from $12 million for the three months ended March 31, 2013.

Amortization expense

Amortization expense increased by $19 million, or 40%, to $66 million for the three months ended March 31, 2014 from $47 million for the three months ended March 31, 2013 due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Operating (loss) income

Operating income decreased by $62 million, to an operating loss of $5 million, for the three months ended March 31, 2014 from operating income of $57 million for the three months ended March 31, 2013. The decrease in operating income was primarily due to the factors that led to the decrease in OIBDA noted above and the increase in amortization expense, as noted above.

Interest expense, net

Our interest expense, net, increased by $5 million, or 10%, to $54 million for the three months ended March 31, 2014 from $49 million for the three months ended March 31, 2013. The increase was primarily driven by the additional debt incurred as a result of the PLG Acquisition, partially offset by lower interest rates as a result of the refinancing of certain debt obligations in the prior fiscal year as well as the paydown of debt in the prior fiscal year.

Other expense, net

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit

We incurred an income tax benefit of $3 million for the three months ended March 31, 2014. We did not incur any significant income tax benefit or expense for the three months ended March 31, 2013. The increase in the income tax benefit primarily relates to a higher pretax loss mainly due to PLG related restructuring and other integration costs for the three months ended March 31, 2014.

Net (loss) income

Net income decreased by $63 million, to a net loss of $59 million for the three months ended March 31, 2014 from net income of $4 million for the three months ended March 31, 2013 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for the three months ended March 31, 2014 and $2 million for the three months ended March 31, 2013.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Recorded Music
Revenue	$535	$554	$(19)	-3%
OIBDA	39	86	(47)	-55%
Operating (loss) income	$(19)	$45	$(64)	—%
Music Publishing
Revenue	$122	$127	$(5)	-4%
OIBDA	55	53	2	4%
Operating income	$37	$37	$—	—%
Corporate expenses and intersegment eliminations
Revenue	$(4)	$(6)	$2	-33%
OIBDA	(20)	(23)	3	-13%
Operating loss	$(23)	$(25)	$2	-8%
Total
Revenue	$653	$675	$(22)	-3%
OIBDA	74	116	(42)	-36%
Operating (loss) income	$(5)	$57	$(62)	-109%

Recorded Music

Revenues

Recorded Music revenue decreased by $19 million, or 3%, to $535 million for the three months ended March 31, 2014 from $554 million for the three months ended March 31, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 81% of consolidated revenue for the three months ended March 31, 2014 and March 31, 2013. U.S. Recorded Music revenues were $219 million and $249 million, or 41% and 45% of consolidated Recorded Music revenues for the three months ended March 31, 2014 and March 31, 2013, respectively. International Recorded Music revenues were $316 million and $305 million, or 59% and 55% of consolidated Recorded Music revenues for the three months ended March 31, 2014 and March 31, 2013, respectively.

The overall Recorded Music results include $72 million in revenue from PLG. Excluding the impact of PLG, Recorded Music revenue declined $91 million due to a light release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue. Excluding the impact of PLG revenue, physical revenue declined $78 million. The decline was driven by the ongoing shift in demand towards digital products, and was further compounded by a comparatively light release schedule in the current period. Excluding the impact of PLG revenue, digital revenue declined $18 million, primarily as a result of a light release schedule in the current period. We continued to see growth in streaming services revenue, which grew $45 million in total, and $32 million excluding the impact of PLG. Offsetting this growth was a $31 million decline in digital download revenue, or a $46 million decline excluding the impact of PLG revenue, mainly driven by a decline in the U.S. Excluding the impact of PLG Revenue, artist services and expanded-rights revenue increased $11 million primarily as a result of strong concert promotion revenue in Europe due to the timing of tours. Excluding the impact of PLG revenue, licensing revenue decreased $6 million primarily due to higher international licensing revenue in the comparable prior period. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $15 million, or 3%.

Cost of revenues

Recorded Music cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$160	$164	$(4)	-2%
Product costs	115	113	2	2%
Total cost of revenues	$275	$277	$(2)	-1%

Recorded Music cost of revenues decreased by $2 million, or 1%, to $275 million for the three months ended March 31, 2014 from $277 million for the three months ended March 31, 2013. The decrease in artist and repertoire costs was primarily due to lower royalty expense associated with lower revenue. The increase in product costs was primarily driven by an increase in the artist services and expanded-rights product costs associated with the increase in concert promotion revenue, and was partially offset by lower product costs associated by the decrease in physical revenue.  Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 51% for the three months ended March 31, 2014 from 50% for the three months ended March 31, 2013 due to the changes in revenue mix. Concert promotion revenue tends to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$118	$90	$28	31%
Selling and marketing expense	99	98	1	1%
Distribution expense	13	12	1	8%
Total selling, general and administrative expense	$230	$200	$30	15%

(1)	Includes depreciation expense of $9 million for both the three months ended March 31, 2014 and March 31, 2013.

Recorded Music selling, general and administrative expense increased by $30 million, or 15%, to $230 million for the three months ended March 31, 2014 from $200 million for the three months ended March 31, 2013. The $30 million increase in Recorded Music selling, general and administrative expense was due to $17 million of restructuring expense, a $15 million increase in professional fees and other integration costs associated with the PLG Acquisition, including transitional employees, $14 million of PLG overhead costs, and a $3 million increase in facilities costs due to the overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease. These increases were partially offset by a comparatively light release schedule with lower marketing spending in the current period, a decrease of $2 million in share-based compensation and a $14 million decrease in variable compensation in the current period. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 43% for the three months ended March 31, 2014 from 36% for the three months ended March 31, 2013 due to the restructuring and other integration costs noted above.

OIBDA and Operating (Loss) Income

Recorded Music operating (loss) income was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$39	86	(47)	-55%
Depreciation and amortization	(58)	(41)	(17)	41%
Operating (loss) income	$(19)	$45	$(64)	—%

Recorded Music OIBDA decreased by $47 million, or 55%, to $39 million for the three months ended March 31, 2014 from $86 million for the three months ended March 31, 2013 as a result of the flow through of lower Recorded Music revenue and increased selling general and administrative expense mainly due to PLG related restructuring and other integration costs noted above. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 7% for the three months ended March 31, 2014 from 16% for the three months ended March 31, 2013. This percentage decrease was primarily driven by the increase in costs as a percentage of revenue for selling, general and administrative expense.

Recorded Music operating income decreased by $64 million due to the factors that led to the decrease in Recorded Music OIBDA noted above and the increase in Recorded Music depreciation and amortization expense due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Music Publishing

Revenues

Music Publishing revenues decreased by $5 million, or 4%, to $122 million for the three months ended March 31, 2014 from $127 million for the three months ended March 31, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 19% of consolidated revenues for the three months ended March 31, 2014 and March 31, 2013. U.S. Music Publishing revenues were $52 million and $56 million, or 43% and 44%, of Music Publishing revenues for the three months ended March 31, 2014 and March 31, 2013, respectively. International Music Publishing revenues were $70 million and $71 million, or 57% and 56%, of Music Publishing revenues for the three months ended March 31, 2014 and March 31, 2013, respectively.

The decrease in Music Publishing revenue was mainly driven by decreases in mechanical revenue and performance revenue partially offset by an increase in digital revenue while synchronization revenue remained flat. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. The decrease in performance revenue was due to the timing of collection society distributions. The increase in digital revenue was due to a $2 million increase in streaming services revenue. There was no net impact of foreign currency exchange rates on total Music Publishing revenue.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$48	$56	$(8)	-14%
Total cost of revenues	$48	$56	$(8)	-14%

Music Publishing cost of revenues decreased by $8 million, or 14%, to $48 million for the three months ended March 31, 2014 from $56 million for the three months ended March 31, 2013, primarily driven by the decrease in revenue as well as a one-time benefit to royalty costs. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 39% for the three months ended March 31, 2014 from 44% for the three months ended March 31, 2013 primarily due to a one-time benefit to royalty costs.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$20	$19	$1	5%
Total selling, general and administrative expense	$20	$19	$1	5%

(1)	Includes depreciation expense of $1 million for both the three months ended March 31, 2014 and March 31, 2013.

Music Publishing selling, general and administrative expense increased by $1 million, or 5%, to $20 million for the three months ended March 31, 2014 from $19 million for the three months ended March 31, 2013 primarily driven by an increase in professional fees. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 16% for the three months ended March 31, 2014 from 15% for the three months ended March 31, 2013.

OIBDA and Operating Income

Music Publishing operating income was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$55	53	2	4%
Depreciation and amortization	(18)	(16)	(2)	13%
Operating income	$37	$37	$—	—%

Music Publishing OIBDA increased by $2 million, or 4%, to $55 million for the three months ended March 31, 2014 from $53 million for the three months ended March 31, 2013 as a result of the flow through of lower Music Publishing cost of revenues slightly offset by increased Music Publishing general and administrative expense. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 45% for the three months ended March 31, 2014 from 42% for the three months ended March 31, 2013.

Music Publishing operating income remained flat due to the factors that led to the increase in Music Publishing OIBDA noted above offset by the $2 million increase in Music Publishing depreciation and amortization expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $3 million to $20 million for the three months ended March 31, 2014 from $23 million for the three months ended March 31, 2013 due to a $3 million decrease in variable compensation.

Our operating loss from corporate expenses and eliminations decreased by $2 million to $23 million for the three months ended March 31, 2014 from $25 million for the three months ended March 31, 2013 due to the decrease in OIBDA loss noted above partially offset by a $1 million increase in depreciation expense.

Six Months Ended March 31, 2014 Compared with Six Months Ended March 31, 2013

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Revenue by Type
Physical	$418	$490	$(72)	-15%
Digital	529	499	30	6%
Total Physical and Digital	947	989	(42)	-4%
Artist services and expanded-rights	146	110	36	33%
Licensing	133	112	21	19%
Total Recorded Music	1,226	1,211	15	1%
Performance	98	95	3	3%
Mechanical	49	53	(4)	-8%
Synchronization	53	49	4	8%
Digital	44	40	4	10%
Other	6	6	—	—%
Total Music Publishing	250	243	7	3%
Intersegment eliminations	(8)	(10)	2	-20%
Total Revenue	$1,468	$1,444	$24	2%
Revenue by Geographical Location
U.S. Recorded Music	$449	$508	$(59)	-12%
U.S. Music Publishing	93	91	2	2%
Total U.S.	542	599	(57)	-10%
International Recorded Music	777	703	74	11%
International Music Publishing	157	152	5	3%
Total International	934	855	79	9%
Intersegment eliminations	(8)	(10)	2	-20%
Total Revenue	$1,468	$1,444	$24	2%

Total Revenue

Total revenue increased by $24 million, or 2%, to $1.468 billion for the six months ended March 31, 2014 from $1.444 billion for the six months ended March 31, 2013. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the six months ended March 31, 2014 and March 31, 2013. Prior to intersegment eliminations, U.S. and international revenues represented 37% and 63% of total revenue for the six months ended March 31, 2014 and 41% and 59% of total revenue for the six months ended March 31, 2013. The weighting of U.S. versus international revenue changed primarily due to the additional PLG revenue which is more internationally weighted. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $34 million, or 2%.

Our total revenue for the six months ended March 31, 2014 included the impact of PLG revenue of $146 million, which reflects a light release schedule. Excluding the impact of PLG, total revenue decreased by $122 million, or 8%. This total revenue decline excluding PLG was mainly due to a light release schedule for Recorded Music, partially offset by Music Publishing strength in performance, synchronization and digital revenue.

Total digital revenue after intersegment eliminations increased by $35 million, or 7%, to $571 million for the six months ended March 31, 2014 from $536 million for the six months ended March 31, 2013. Total digital revenue represented 39% and 37% of consolidated revenue for the six months ended March 31, 2014 and March 31, 2013, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2014 was comprised of U.S. revenue of $286 million and international revenue of $287 million, or 50% and 50% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2013 was comprised of U.S. revenue of $296 million and international revenue of $243 million, or 55% and 45% of total digital revenue, respectively.

Recorded Music revenue increased by $15 million, or 1%, to $1.226 billion for the six months ended March 31, 2014 from $1.211 billion for the six months ended March 31, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 83% of consolidated revenues for the six months ended March 31, 2014 and March 31, 2013. U.S. Recorded Music revenues were $449 million and $508 million, or 37% and 42%, of consolidated Recorded Music revenues for the six months ended March 31, 2014 and March 31, 2013, respectively. International Recorded Music revenues were $777 million and $703 million, or 63% and 58%, of consolidated Recorded Music revenues for the six months ended March 31, 2014 and March 31, 2013, respectively.

The overall Recorded Music results include $146 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $131 million due to a light release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue and an increase in licensing revenue. Excluding the impact of PLG revenue, physical revenue declined $145 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. The comparative prior period included the success of Led Zeppelin’s “Celebration Day”, a release more heavily weighted toward physical sales. Excluding the impact of PLG revenue, digital revenue declined $21 million, primarily as a result of a light release schedule in the current period. The comparative prior period included the success of Bruno Mars’ “Unorthodox Jukebox”.  We continued to see growth in streaming services revenue, which grew $78 million in total, and $54 million excluding the impact of PLG revenue. Offsetting this growth was a $41 million decline in digital download revenue, or a $67 million decline excluding the impact of PLG revenue, mainly driven by a decline in the United States. The increase in artist services and expanded-rights revenue was driven by strong concert promotion revenue in Europe due to the timing of tours. The increase in licensing revenue was primarily driven by $19 million in revenue from PLG. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $25 million, or 2%.

Music Publishing revenues increased by $7 million, or 3%, to $250 million for the six months ended March 31, 2014 from $243 million for the six months ended March 31, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 17% of consolidated revenues for the six months ended March 31, 2014 and March 31, 2013. U.S. Music Publishing revenues were $93 million and $91 million, or 37%, of Music Publishing revenues for the six months ended March 31, 2014 and March 31, 2013, respectively. International Music Publishing revenues were $157 million and $152 million, or 63%, of Music Publishing revenues for the six months ended March 31, 2014 and March 31, 2013, respectively.

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue. The increase in performance revenue was driven by the timing of collection society distributions. The increase in synchronization revenue was driven by a $3 million increase in commercial income, a $2 million increase in karaoke licensing income, and a $1 million increase in video game income due to new licensing deals, partially offset by a $2 million decline in television program income. In addition, digital revenue continued to grow primarily due to a $5 million increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. There was no net impact of foreign currency exchange rates on total Music Publishing revenue.

Revenue by Geographical Location

U.S. revenue decreased by $57 million, or 10%, to $542 million for the six months ended March 31, 2014 from $599 million for the six months ended March 31, 2013. U.S. Recorded Music revenue decreased $59 million, or $81 million excluding the impact of PLG revenue. The primary driver was the decrease in U.S. Recorded Music physical revenue of $54 million, or $59 million excluding the impact of PLG revenue.  The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule in the current period. The comparative prior period included the success of Led Zeppelin’s “Celebration Day” and Josh Groban’s “All That Echos”, both releases more heavily weighted toward physical sales. U.S. Recorded Music digital revenue decreased $11 million, or $26 million excluding the impact of PLG revenue. This decline reflected a light release schedule. Partially offsetting these declines was a $5 million increase in U.S. Recorded Music licensing revenue, or a $3 million increase excluding the impact of PLG, primarily due to new licensing deals. U.S. Recorded Music artist services and expanded-rights revenue remained flat. U.S. Music Publishing revenue increased $2 million primarily due to a $3 million increase in synchronization revenue as a result of an increase in commercial income, a $1 million increase in digital revenue due to an increase in streaming services revenue, partially offset by a decline in mechanical revenue.

International revenue increased by $79 million, or 9%, to $934 million for the six months ended March 31, 2014 from $855 million for the six months ended March 31, 2013. International Recorded Music revenue increased $74 million, but decreased $50 million excluding the impact of PLG revenue. International Recorded Music physical revenue decreased $18 million, or $86 million excluding the impact of PLG revenue. The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule in the current period. Offsetting this decrease was an increase in digital revenue of $41 million, or $5 million excluding the impact of PLG revenue. The main driver of the $5 million increase was a $28 million increase in streaming services revenue due to the increasing availability of streaming access models internationally, offset by a $16 million decline in digital download revenue and a $7 million decline in mobile revenue. International Recorded Music artist services and expanded-rights revenue increased $35 million, or $32 million excluding PLG revenue, due to higher concert promotion revenue, primarily resulting from a $23 million increase in Italy and a $19 million increase in France offset by a $10 million decrease in Japan due to timing of tours. International Recorded Music Licensing revenue increased $16 million but decreased $1 million excluding the impact of PLG, primarily due to increased broadcast fees. International Music Publishing revenue increased $5 million due to a $4 million increase in performance revenue due to the timing of a collection society distribution, a $3 million increase in digital revenue due to an increase in streaming services revenue, partially offset by a decline in mechanical revenue. Excluding the unfavorable impact of foreign currency exchange rates, total international revenue increased $89 million, or 11%.

Cost of revenues

Our cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$483	$479	$4	1%
Product costs	277	255	22	9%
Total cost of revenues	$760	$734	$26	4%

Total cost of revenues increased by $26 million, or 4%, to $760 million for the six months ended March 31, 2014 from $734 million for the six months ended March 31, 2013. Expressed as a percentage of revenues, cost of revenues increased to 52% for the six months ended March 31, 2014 from 51% for the six months ended March 31, 2013.

Artist and repertoire costs increased by $4 million, to $483 million for the six months ended March 31, 2014 from $479 million for the six months ended March 31, 2013 primarily due to higher royalty expense associated with higher revenues. Artist and repertoire costs as a percentage of revenue remained flat at 33% for the six months ended March 31, 2014 and March 31, 2013.

Product costs increased by $22 million, or 9%, to $277 million for the six months ended March 31, 2014 from $255 million for the six months ended March 31, 2013. The increase was primarily driven by an increase in the artist services and expanded-rights product costs associated with the increase in concert promotion revenue, and was partially offset by lower product costs associated by the decrease in physical revenue.  Product costs also includes $4 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Product costs as a percentage of revenue increased to 19% for the six months ended March 31, 2014 from 18% for the six months ended March 31, 2013, primarily due to the revenue mix. Concert promotion revenue tends to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Our selling, general and administrative expense was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$320	$262	$58	22%
Selling and marketing expense	216	216	—	—%
Distribution expense	30	29	1	3%
Total selling, general and administrative expense	$566	$507	$59	12%

(1)	Includes depreciation expense of $25 million for both the six months ended March 31, 2014 and March 31, 2013.

Total selling, general and administrative expense increased by $59 million, or 12%, to $566 million for the six months ended March 31, 2014 from $507 million for the six months ended March 31, 2013. Expressed as a percentage of revenues, selling, general and administrative expense increased to 39% for the six months ended March 31, 2014 from 35% for the six months ended March 31, 2013. Total selling, general and administrative expense includes $26 million of PLG overhead costs.

General and administrative expense increased by $58 million, or 22%, to $320 million for the six months ended March 31, 2014 from $262 million for the six months ended March 31, 2013. The increase in general and administrative expense was primarily due to $24 million of restructuring costs, a $29 million increase in professional fees and other integration costs associated with the PLG Acquisition, including transitional employees, a $4 million increase in facilities cost due to the overlap in terms on the lease of our new corporate headquarters, and PLG overhead costs.  These increases were partially offset by a $4 million decrease in severance charges unrelated to the PLG Acquisition and a $17 million decrease in variable compensation. Expressed as a percentage of revenue, general and administrative expense increased to 22% for the six months ended March 31, 2014 from 18% for the six months ended March 31, 2013.

Selling and marketing expense remained flat at $216 million for both the six months ended March 31, 2014 and March 31, 2013. Expressed as a percentage of revenue, selling and marketing expense remained flat at 15% for both the six months ended March 31, 2014 and March 31, 2013.

Distribution expense increased by $1 million, or 3%, to $30 million for the six months ended March 31, 2014 from $29 million for the six months ended March 31, 2013. Expressed as a percentage of revenue, distribution expense remained flat at 2% for both the six months ended March 31, 2014 and March 31, 2013.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$167	$228	$(61)	-27%
Depreciation expense	(25)	(25)	—	—%
Amortization expense	(132)	(95)	(37)	39%
Operating income	10	108	(98)	-91%
Loss on extinguishment of debt	—	(83)	83	-100%
Interest expense, net	(109)	(102)	(7)	7%
Other expense, net	(7)	(9)	2	-22%
Loss before income taxes	(106)	(86)	(20)	23%
Income tax benefit	11	11	—	—%
Net loss	(95)	(75)	(20)	27%
Less: income attributable to noncontrolling interest	(2)	(3)	1	-33%
Net loss attributable to Warner Music Group Corp.	$(97)	$(78)	$(19)	24%

OIBDA

OIBDA decreased by $61 million, or 27%, to $167 million for the six months ended March 31, 2014 as compared to $228 million for the six months ended March 31, 2013 primarily as a result of increased selling, general and administrative expense mainly due to PLG related restructuring and other integration costs as noted above. Expressed as a percentage of total revenue, OIBDA decreased to 11% for the six months ended March 31, 2014 from 16% for the six months ended March 31, 2013.

Depreciation expense

Depreciation expense remained flat at $25 million for the six months ended March 31, 2014 and March 31, 2013.

Amortization expense

Amortization expense increased by $37 million, or 39%, to $132 million for the six months ended March 31, 2014 from $95 million for the six months ended March 31, 2013 due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Operating income

Operating income decreased $98 million, or 91%, to $10 million, for the six months ended March 31, 2014 from $108 million for the six months ended March 31, 2013. The decrease in operating income was due to the factors that led to the decrease in OIBDA noted above and the increase in amortization expense, as noted above.

Loss on extinguishment of debt

On November 1, 2012, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. As a result, for the six months ended March 31, 2013 we recorded an $83 million loss on extinguishment of debt which represents the difference between the redemption payment and the carrying value of the debt as of the refinancing date. We did not have any such expense in the six months ended March 31, 2014.

Interest expense, net

Our interest expense, net, increased by $7 million, or 7%, to $109 million for the six months ended March 31, 2014 from $102 million for the six months ended March 31, 2013. The increase was primarily driven by the additional debt incurred as a result of the PLG Acquisition, partially offset by lower interest rates as a result of the refinancing of certain debt obligations in the prior fiscal year as well as the paydown of debt in the prior fiscal year.

Other expense, net

Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit

We incurred an income tax benefit of $11 million for both the six months ended March 31, 2014 and March 31, 2013.

Net loss

Net loss increased by $20 million, or 27%, to $95 million for the six months ended March 31, 2014 from $75 million for the six months ended March 31, 2013 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $2 million for the six months ended March 31, 2014 and $3 million for the six months ended March 31, 2013.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Recorded Music
Revenue	$1,226	$1,211	$15	1%
OIBDA	132	200	(68)	-34%
Operating income	$16	$119	$(103)	-87%
Music Publishing
Revenue	$250	$243	$7	3%
OIBDA	74	69	5	7%
Operating income	$39	$36	$3	8%
Corporate expenses and intersegment eliminations
Revenue	$(8)	$(10)	$2	-20%
OIBDA	(39)	(41)	2	-5%
Operating loss	$(45)	$(47)	$2	-4%
Total
Revenue	$1,468	$1,444	$24	2%
OIBDA	167	228	(61)	-27%
Operating income	$10	$108	$(98)	-91%

Recorded Music

Revenues

Recorded Music revenue increased by $15 million, or 1%, to $1.226 billion for the six months ended March 31, 2014 from $1.211 billion for the six months ended March 31, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 83% of consolidated revenues for the six months ended March 31, 2014 and March 31, 2013. U.S. Recorded Music revenues were $449 million and $508 million, or 37% and 42%, of consolidated Recorded Music revenues for the six months ended March 31, 2014 and March 31, 2013, respectively. International Recorded Music revenues were $777 million and $703 million, or 63% and 58%, of consolidated Recorded Music revenues for the six months ended March 31, 2014 and March 31, 2013, respectively.

The overall Recorded Music results include $146 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $131 million due to a light release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue and an increase in licensing revenue. Excluding the impact of PLG revenue, physical revenue declined $145 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. The comparative prior period included the success of Led Zeppelin’s “Celebration Day”, a release more heavily weighted toward physical sales. Excluding the impact of PLG revenue, digital revenue declined $21 million, primarily as a result of a light release schedule in the current period. The comparative prior period included the success of Bruno Mars’ “Unorthodox Jukebox”.  We continued to see growth in streaming services revenue, which grew $78 million in total, and $54 million excluding the impact of PLG revenue. Offsetting this growth was a $41 million decline in digital download revenue, or a $67 million decline excluding the impact of PLG revenue, mainly driven by a decline in the United States. The increase in artist services and expanded-rights revenue was driven by strong concert promotion revenue in Europe due to the timing of tours. The increase in licensing revenue was primarily driven by $19 million in revenue from PLG. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $25 million, or 2%.

Cost of revenues

Recorded Music cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$351	$347	$4	1%
Product costs	277	255	22	9%
Total cost of revenues	$628	$602	$26	4%

Recorded Music cost of revenues increased by $26 million, or 4%, to $628 million for the six months ended March 31, 2014 from $602 million for the six months ended March 31, 2013. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The increase in product costs was primarily driven by an increase in the artist services and expanded-rights product costs associated with the increase in concert promotion revenue, and was partially offset by lower product costs associated with the decrease in physical revenue.  Product costs also includes $4 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 51% for the six months ended March 31, 2014 from 50% for the six months ended March 31, 2013 due to the changes in revenue mix. Concert promotion revenue tends to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$239	$183	$56	31%
Selling and marketing expense	214	213	1	—%
Distribution expense	30	29	1	3%
Total selling, general and administrative expense	$483	$425	$58	14%

(1)	Includes depreciation expense of $17 million and $16 million for the six months ended March 31, 2014 and March 31, 2013, respectively.

Recorded Music selling, general and administrative expense increased by $58 million, or 14%, to $483 million for the six months ended March 31, 2014 from $425 million for the six months ended March 31, 2013. The $58 million increase in Recorded Music selling, general and administrative expense was due to $24 million of restructuring expense, a $32 million increase in professional fees and other integration costs associated with the PLG Acquisition, including transitional employees, and $26 million of PLG overhead costs. These increases were partially offset by a decrease of $4 million in severance charges unrelated to the PLG Acquisition and a decrease of $14 million in variable compensation. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 39% for the six months ended March 31, 2014 from 35% for the six months ended March 31, 2013 due to the restructuring and other integration costs noted above.

OIBDA and Operating Income

Recorded Music operating income was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$132	200	(68)	-34%
Depreciation and amortization	(116)	(81)	(35)	43%
Operating income	$16	$119	$(103)	-87%

Recorded Music OIBDA decreased by $68 million, or 34%, to $132 million for the six months ended March 31, 2014 from $200 million for the six months ended March 31, 2013 as a result of the flow through of higher Recorded Music revenue offset by increased selling general and administrative expense mainly due to PLG related restructuring and other integration costs noted above. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 11% for the six months ended March 31, 2014 from 17% for the six months ended March 31, 2013. This percentage decrease was primarily driven by the increase in costs as a percentage of revenue for both cost of revenue and selling, general and administrative expense.

Recorded Music operating income decreased by $103 million, or 87%, due to the factors that led to the decrease in Recorded Music OIBDA noted above and the increase in Recorded Music depreciation and amortization expense due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Music Publishing

Revenues

Music Publishing revenues increased by $7 million, or 3%, to $250 million for the six months ended March 31, 2014 from $243 million for the six months ended March 31, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 17% of consolidated revenues for the six months ended March 31, 2014 and March 31, 2013. U.S. Music Publishing revenues were $93 million and $91 million, or 37%, of Music Publishing revenues for the six months ended March 31, 2014 and March 31, 2013, respectively. International Music Publishing revenues were $157 million and $152 million, or 63%, of Music Publishing revenues for the six months ended March 31, 2014 and March 31, 2013, respectively.

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue. The increase in performance revenue was driven by the timing of collection society distributions. The increase in synchronization revenue was driven by a $3 million increase in commercial income, a $2 million increase in karaoke licensing income, and a $1 million increase in video game income due to new licensing deals, partially offset by a $2 million decline in television program income. In addition, digital revenue continued to grow primarily due to a $5 million increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. There was no net impact of foreign currency exchange rates on total Music Publishing revenue.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$140	$142	$(2)	-1%
Total cost of revenues	$140	$142	$(2)	-1%

Music Publishing cost of revenues decreased by $2 million, or 1%, to $140 million for the six months ended March 31, 2014 from $142 million for the six months ended March 31, 2013, primarily driven by the increase in revenue offset by a one-time benefit to royalty costs. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 56% for the six months ended March 31, 2014 from 58% for the six months ended March 31, 2013 primarily due to a one-time benefit to royalty costs.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$38	$35	$3	9%
Total selling, general and administrative expense	$38	$35	$3	9%

(1)	Includes depreciation expense of $2 million and $3 million for the six months ended March 31, 2014 and March 31, 2013, respectively.

Music Publishing selling, general and administrative expense increased by $3 million, or 9%, to $38 million for the six months ended March 31, 2014 from $35 million for the six months ended March 31, 2013 primarily driven by an increase in professional fees and an increase in computer consulting costs for the non-capitalized portion of costs to upgrade IT systems. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 15% for the six months ended March 31, 2014 from 14% for the six months ended March 31, 2013.

OIBDA and Operating Income

Music Publishing operating income was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$74	69	5	7%
Depreciation and amortization	(35)	(33)	(2)	6%
Operating income	$39	$36	$3	8%

Music Publishing OIBDA increased by $5 million, or 7%, to $74 million for the six months ended March 31, 2014 from $69 million for the six months ended March 31, 2013 as a result of the flow through of higher Music Publishing revenue slightly offset by increased Music Publishing selling general and administrative expense. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 30% for the six months ended March 31, 2014 from 28% for the six months ended March 31, 2013.

Music Publishing operating income increased by $3 million, or 8%, due to the factors that led to the increase in Music Publishing OIBDA noted above offset by the $2 million increase in Music Publishing depreciation and amortization expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $2 million to $39 million for the six months ended March 31, 2014 from $41 million for the six months ended March 31, 2013. The decrease was mainly due to lower selling, general and administrative expenses primarily as a result of a $2 million decrease in professional fees.

Our operating loss from corporate expenses and eliminations decreased by $2 million to $45 million for the six months ended March 31, 2014 from $47 million for the six months ended March 31, 2013 due to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At March 31, 2014, we had $2.869 billion of debt, $149 million of cash and equivalents (net debt of $2.720 billion, defined as total debt less cash and equivalents) and $623 million in Warner Music Group Corp. equity. This compares to $2.867 billion of debt, $155 million of cash and equivalents (net debt of $2.712 billion, defined as total debt less cash and equivalents) and $726 million of Warner Music Group Corp. equity at September 30, 2013. Net debt increased by $8 million during the six months ended March 31, 2014 primarily as a result of a $6 million decrease in cash and equivalents.

The $103 million decrease in Warner Music Group Corp. equity during the six months ended March 31, 2014 was primarily due to $97 million of net loss for the six months ended March 31, 2014.

Cash Flows

The following table summarizes our cash flows. The financial data for the six months ended March 31, 2014 and March 31, 2013 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow was composed of the following (in millions):

	Six Months Ended March 31, 2014	Six Months Ended March 31, 2013
Cash provided by (used in):
Operating activities	$79	$125
Investing activities	(75)	(29)
Financing activities	(5)	(97)

Operating Activities

Cash provided by operating activities was $79 million for the six months ended March 31, 2014 as compared with cash provided by operating activities of $125 million for the six months ended March 31, 2013. A large driver of the decline in operating cash was the decline in OIBDA.  Accounts payable also drove the decline in operating cash due to payout of back-ended prior year expenses and lower product and marketing expenses in the current period associated with a light release schedule. Similarly, royalties payable was a use of operating cash during the period due to timing. Offsetting this was an increase in operating cash from accounts receivable due to collections of back-ended prior year revenues and lower sales during the period. Additionally, during the period deferred revenue was a source of operating cash due to timing of contractual advances on large digital service deals and timing of European ticket sales.

Investing Activities

Cash used in investing activities was $75 million for the six months ended March 31, 2014 as compared with cash used in investing activities of $29 million for the six months ended March 31, 2013. The $75 million of cash used in investing activities for the six months ended March 31, 2014 consisted of $26 million of business acquisitions, $19 million to acquire music publishing rights and $30 million of capital expenditures. The business acquisition payments represent cash paid for new acquisitions as well as contingent consideration on business acquisitions completed in prior years. The $29 million of cash used in investing activities for the six months ended March 31, 2013, consisted of $11 million to acquire music publishing rights, $13 million for capital expenditures primarily related to IT, and $5 million to acquire businesses. The $17 million increase in capital expenditures was primarily due to further IT upgrades and leasehold improvements related to our new corporate headquarters.

Financing Activities

Cash used in financing activities was $5 million for the six months ended March 31, 2014 as compared with cash used in financing activities of $97 million for the six months ended March 31, 2013. The $5 million of cash used in financing activities for the six months ended March 31, 2014 consisted of $3 million amortization payment on the Senior Term Loan Facility, $1 million repayment on our capital lease obligation and a $1 million distribution to our non-controlling interest. The total gross amount of proceeds from the Revolving Credit Facility of $230 million was an aggregate of all drawdowns during the period.  Individual amounts were drawn and repaid during the period, with no balance outstanding at period end, mainly to supplement short-term U.S. operating liquidity needs throughout the period. A significant portion of our operating cash balance resided outside of our U.S. operating companies. The $97 million of cash used in financing activities for the six months ended March 31, 2013 included the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of the Existing Senior Secured Notes of

$727 million, proceeds from the Senior Term Loan Facility of $594 million, $127 million of consent fees and $33 million of deferred financing costs paid related to the 2012 Refinancing and amortization of $8 million of the Senior Term Loan Facility.

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

Existing Debt as of March 31, 2014

As of March 31, 2014, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility (a)	$—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,300
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	217
11.5% Senior Notes due 2018—Acquisition Corp. (d)	752
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$2,869

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million at March 31, 2014. There were no loans outstanding under the Revolving Credit Facility at March 31, 2014.

(b)

Principal amount of $1.307 billion less unamortized discount of $7 million at March 31, 2014. Of this amount, $13 million at March 31, 2014, representing the scheduled amortization of the Term Loan Facility, was included in the current portion of long-term debt.

(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at March 31, 2014.
(d)	Face amount of $765 million less unamortized discounts of $13 million at March 31, 2014. We refinanced the $765 million of 11.5% Senior Notes due 2018 as part of the 2014 Refinancing.

Revolving Credit Facility

On November 1, 2012 (the “2012 Refinancing Closing Date”), Acquisition Corp. entered into a credit agreement dated November 1, 2012, as amended by the amendment dated as of April 23, 2013 (the “Revolving Credit Agreement”), for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”).  The final maturity of the Revolving Credit Facility is November 1, 2017.  On March 25, 2014, Warner Music Group received lender consent to an amendment (the “Revolving Credit Agreement Amendment”) to the credit agreement for its Revolving Credit Facility.  The Revolving Credit Agreement Amendment became effective on April 9, 2014.  The Revolving Credit Agreement Amendment extends the maturity date of the Revolving Credit Facility to April 1, 2019 and modifies the maximum leverage ratio in certain periods.

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $150 million (the “Commitments”) and includes a $50 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds Sterling.  The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit.

Interest Rates and Fees

Borrowings under the Revolving Credit Agreement bear interest at the Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”), plus 2.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 1.00% per annum.

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

Prepayments

If, at any time, the aggregate amount of outstanding loans (including letters of credit outstanding thereunder) exceeds the commitments under the Revolving Credit Facility, prepayments of the loans (and after giving effect to such prepayment the cash collateralization of letters of credit) will be required in an amount equal to such excess. The application of proceeds from mandatory prepayments shall not reduce the aggregate amount of then effective commitments under the Revolving Credit Facility and amounts prepaid may be reborrowed, subject to then effective commitments under the Revolving Credit Facility.

Voluntary reductions of the unutilized portion of the Commitments under the Revolving Credit Facility are permitted at any time, in minimum principal amounts of $5 million or a whole multiple of $1 million in excess thereof, without premium or penalty.  Voluntary prepayments of borrowings under the Revolving Credit Facility are permitted at any time, in minimum principal amounts of $1 million, or £1 million, or €1 million (as applicable) or a whole multiple of $500,000, or £500,000, or €500,000 (as applicable) in excess thereof, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of Revolving LIBOR-based borrowings other than on the last day of the relevant interest period.

Ranking

The indebtedness incurred under the Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Revolving Credit Facility, including the Senior Term Loan Facility, the Existing Senior Secured Notes, the Existing Senior Notes, Acquisition Corp.’s 5.625% Senior Secured Notes due 2022 (the “New Senior Secured Notes”) issued on April 9, 2014 and Acquisition Corp.’s 6.750% Senior Notes due 2022 (the “New Senior Unsecured Notes”) issued on April 9, 2014. Indebtedness incurred under the Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Senior Term Loan Credit Agreement, the Existing Senior Secured Notes, and any future senior secured credit facility; is effectively senior to the Revolving Borrower’s existing and future unsecured senior indebtedness, to the extent of the value of the collateral securing the Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its subsidiary guarantors (as defined below)).

Guarantees

Certain of the domestic subsidiaries of Acquisition Corp. entered into a Subsidiary Guaranty, dated as of the 2012 Refinancing Closing Date (the “Revolving Subsidiary Guaranty”), pursuant to which all obligations under the Revolving Credit Facility are guaranteed by Acquisition Corp.’s existing subsidiaries that guarantee the Existing Senior Secured Notes and each other direct and indirect wholly-owned U.S. subsidiary, other than certain excluded subsidiaries (collectively, the “subsidiary guarantors”).

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

Senior Term Loan Facility

On the 2012 Refinancing Closing Date, Acquisition Corp. entered into a $600 million senior secured term loan credit facility, dated November 1, 2012, pursuant to a credit agreement (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”).

General

Acquisition Corp. is the borrower under the Senior Term Loan Facility (the “Term Loan Borrower”).  On May 9, 2013, the Term Loan Borrower entered into an amendment to the Senior Term Loan Facility among the Term Loan Borrower, Holdings, the subsidiaries of the Term Loan Borrower party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the refinancing of the then outstanding term loan and for a $820 million senior secured incremental term loan facility, which was drawn on July 1, 2013.  Currently, the Senior Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $1,310 million.

The loans outstanding under the Senior Term Loan Facility mature on July 1, 2020, with a springing maturity date on July 2, 2018 in the event that more than $153 million aggregate principal amount of the Existing Unsecured Notes are outstanding on June 28, 2018 unless, on June 28, 2018, the senior secured indebtedness to EBITDA ratio of the Term Loan Borrower is less than or equal to 3.50 to 1.00. Following the completion of the 2014 Refinancing, the maturity of the Senior Term Loan Facility is July 1, 2020 and the springing maturity date feature has been eliminated.

The Senior Term Loan Facility amortizes in equal quarterly installments in aggregate annual amounts equal to 1.00% of the original principal amount of the Senior Term Loan Facility.  In addition, the Senior Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of the Term Loan Borrower and without the consent of any other lender.

Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Loan Facility may be expanded (or a new term loan facility entered into) by up to the greater of (i) $300 million and (ii) such additional amount as would not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount and any use of proceeds thereof, to exceed 3.50:1.00.

Interest Rates and Fees

The loans under the Senior Term Loan Credit Agreement bear interest at Term Loan Borrower’s election at a rate equal to: (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.75%, or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.75% per annum. The loans under the Senior Term Loan Credit Agreement are subject to a Term Loan LIBOR “floor” of 1.00%.

If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan. Customary fees will be payable in respect of the Senior Term Loan Facility.

Prepayments

The Senior Term Loan Facility is subject to mandatory prepayment and reduction in an amount equal to (a) 50% of excess cash flow (as defined in the Senior Term Loan Credit Agreement), with reductions to 25% and zero based upon achievement of a net senior secured leverage ratio of less than or equal to 2.00:1.00 or 1.50:1.00, respectively, (b) 100% of the net cash proceeds received from the incurrence of indebtedness by the Term Loan Borrower or any of its restricted subsidiaries (other than indebtedness permitted under the Senior Term Loan Facility), and (c) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by the Term Loan Borrower and its restricted subsidiaries (including certain insurance and condemnation proceeds) in excess of $75 million and subject to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and other exceptions.  Voluntary prepayments of borrowings under the Senior Term Loan Facility are permitted at any time, in minimum principal amounts of $1 million or a whole multiple of $500,000 in excess thereof, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of Term Loan LIBOR-based borrowings other than on the last day of the relevant interest period.

Guarantee; Security

The subsidiary guarantors entered into a Guarantee Agreement, dated as of the 2012 Refinancing Closing Date (the “Term Loan Guarantee Agreement”), pursuant to which all obligations under the Term Loan Facility are guaranteed by the subsidiary guarantors.

All obligations of the Term Loan Borrower and each guarantor are secured on an equal basis with the Existing Senior Secured Notes and the New Senior Secured Notes by a  perfected security interest in the capital stock of the Term Loan Borrower and substantially all tangible and intangible assets of the Term Loan Borrower and each guarantor, including the capital stock of each direct material U.S. subsidiary of the Term Loan Borrower and each guarantor, and 65% of each series of capital stock of any non-U.S. subsidiary held directly by the Term Loan Borrower or any guarantor, subject to exceptions for fee owned real property with a value of less than $5 million, leasehold interests including requirements to deliver landlord lien waivers, estoppels and collateral access waivers, assets specifically requiring perfection through control agreements and other customary exceptions.

Covenants, Representations and Warranties

The Senior Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are incurrence-based high yield covenants and limit the ability of the Term Loan Borrower and its restricted subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends, redeem stock or make other distributions; repurchase, prepay or redeem subordinated indebtedness; make investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. The negative covenants are subject to customary exceptions. There are no financial covenants included in the Senior Term Loan Credit Agreement.

Events of Default

Events of default under the Senior Term Loan Credit Agreement are limited to nonpayment of principal when due, nonpayment of interest or other amounts, inaccuracy of representations or warranties in any material respect, violation of covenants, cross default and cross acceleration to other material debt, certain bankruptcy or insolvency events, certain ERISA events, certain material judgments, actual or asserted invalidity of security interests in excess of $50 million, and upon a change of control, in each case subject to customary thresholds, notice and grace period provisions.

Existing Senior Secured Notes

General

On the 2012 Refinancing Closing Date, Acquisition Corp. issued (i) $500 million in aggregate principal amount of its 6.000% Senior Secured Notes due 2021 (the “Dollar Notes”) and (ii) €175 million in aggregate principal amount of its 6.250% Senior Secured Notes due 2021 (the “Euro Notes” and, together with the Dollar Notes, the “Existing Senior Secured Notes”) under the Indenture, dated as of November 1, 2012 (the “Base Indenture”), among the Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 1, 2012 (the “Euro Supplemental Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, in the case of the Euro Notes, and the Second Supplemental Indenture, dated as of November 1, 2012, among Acquisition Corp., the guarantors party thereto and the Trustee, in the case of the Dollar Notes (the “Dollar Supplemental Indenture” and, the Base Indenture, together with the Euro Supplemental Indenture or the Dollar Supplemental Indenture, as applicable, the “Existing Senior Secured Notes Indenture”).

Interest on the Dollar Notes accrues at the rate of 6.000% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013. Interest on the Euro Notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2013.

On June 21, 2013, Acquisition Corp. redeemed $50 million in aggregate principal amount of its outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its outstanding 6.250% Senior Secured Notes due 2021.

Ranking

The Existing Senior Secured Notes are Acquisition Corp.’s senior secured obligations. The Existing Senior Secured Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the New Senior Secured Notes and indebtedness under the Senior Credit Facilities; are effectively senior to Acquisition Corp.’s existing and future unsecured senior indebtedness, including the New Unsecured Notes, to the extent of the value of the collateral securing the Existing Senior Secured Notes; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)), to the extent of the assets of such subsidiaries.

Guarantees; Security

The Existing Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly owned domestic subsidiaries, except for certain excluded subsidiaries, and by any such subsidiaries that guarantee other indebtedness of Acquisition Corp. in the future. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee ranks senior in right of payment to all existing and future subordinated obligations of such subsidiary guarantor; ranks equally in right of payment with all of such subsidiary guarantor’s existing and future senior indebtedness, including such subsidiary guarantor’s guarantee of the New Senior Secured Notes, and indebtedness under the Senior Credit Facilities; ranks equally in right of payment to all of such subsidiary guarantor’s existing and future secured indebtedness, including such subsidiary guarantor’s guarantee of the New Senior Secured Notes, to the extent of the value of the collateral securing the Existing Senior Secured Notes; and is structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of such subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), to the extent of the assets of such subsidiary. Any subsidiary guarantee of the Existing Senior Secured Notes may be released in certain circumstances. The Existing Senior Secured Notes are not guaranteed by Holdings.

On November 16, 2012, Parent issued a guarantee whereby it fully and unconditionally guaranteed the payments of Acquisition Corp. on the Existing Senior Secured Notes.

The obligations of Acquisition Corp. and each subsidiary guarantor under the Existing Senior Secured Notes are secured by substantially all assets of Acquisition Corp. and each subsidiary guarantor to the extent required under the security agreement securing the Existing Senior Secured Notes and the Senior Credit Facilities, including a perfected pledge of all the equity interests of Acquisition Corp. and of any subsidiary guarantor, mortgages on certain real property and certain intellectual property.

Optional Redemption

Dollar Notes

At any time prior to January 15, 2016, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of Dollar Notes (including the aggregate principal amount of any additional notes constituting Dollar Notes) issued under the Existing Senior Secured Indenture, at its option, at a redemption price equal to 106.000% of the principal amount of the Dollar Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of Holders of Dollar Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that (1)  at least 50% of the aggregate principal amount of Dollar Notes originally issued under the Existing Senior Secured Notes Indenture (including the aggregate principal amount of any additional notes constituting Dollar Notes) remains outstanding immediately after the occurrence of such redemption; and (2)  the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such Equity Offering.

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

In addition, during any 12-month period prior to January 15, 2016, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the Dollar Notes (including the principal amount of any additional notes of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Euro Notes

At any time prior to January 15, 2016, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of Euro Notes (including the aggregate principal amount of any additional notes constituting Euro Notes) issued under the Existing Senior Secured Indenture, at its option, at a redemption price equal to 106.250% of the principal amount of the Euro Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Euro Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:  (1)  at least 50% of the aggregate principal amount of Euro Notes originally issued under the Existing Senior Secured Notes Indenture (including the aggregate principal amount of any additional notes constituting Euro Notes) remains outstanding immediately after the occurrence of such redemption; and (2)  the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such Equity Offering.

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

In addition, during any 12-month period prior to January 15, 2016, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the Euro Notes (including the principal amount of any additional notes of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of the Existing Senior Secured Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest and special interest, if any to the repurchase date.

Covenants

The Existing Senior Secured Notes Indenture contains covenants that, among other things, limit Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional debt or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to Acquisition Corp. or make certain other intercompany transfers; sell certain assets; create liens securing certain debt; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets.

Events of Default

Events of default under the Existing Senior Secured Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Existing Senior Secured Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events, material judgment defaults, actual or asserted invalidity of a guarantee of a significant subsidiary, or of security interests in excess of $50 million, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Existing Senior Secured Notes to become or to be declared due and payable.

Holdings Notes

General

On July 20, 2011, WM Holdings Finance Corp. (the “Initial Holdings Issuer”), which was merged with and into Holdings (the “Holdings Merger”), issued $150 million aggregate principal amount of 13.75% Senior Notes due 2019 (the “Holdings Notes”) pursuant to the indenture, dated as of the July 20, 2011 (as amended and supplemented, the “Holdings Notes Indenture”), between the Initial Holdings Issuer and Wells Fargo Bank, as Trustee. Following the completion of the Holdings Merger on the July 20, 2011, Holdings entered into a Supplemental Indenture, dated as of July 20, 2011, with Wells Fargo, as trustee, pursuant to which Holdings became a party to the Indenture and assumed the obligations of the Initial Holdings Issuer under the Holdings Notes.

The Holdings Notes were issued at 100% of their face value. The Holdings Notes mature on October 1, 2019 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 13.75% per annum.

Ranking

The Holdings Notes are Holdings’ general unsecured senior obligations. The Holdings Notes rank senior in right of payment to Holdings’ existing and future subordinated indebtedness; rank equally in right of payment with all of Holdings’ existing and future senior indebtedness; are effectively subordinated to the Existing Senior Secured Notes, Existing Unsecured Notes, the New Senior Secured Notes, the New Unsecured Notes and indebtedness under the Senior Credit Facilities, to the extent of assets of Holdings securing such indebtedness; are effectively subordinated to all of Holdings’ existing and future secured indebtedness, to the extent of the assets securing such indebtedness; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Holdings’ non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), including the outstanding debt securities of Acquisition Corp. and the indebtedness under the Senior Credit Facilities to the extent of the assets of such subsidiaries.

Guarantee

The Holdings Notes are not guaranteed by any of Holdings’ subsidiaries. On August 2, 2011, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee the payments of Holdings related to the Holdings Notes.

Optional Redemption

Holdings may redeem the Holdings Notes, in whole or in part, at any time prior to October 1, 2015, at a price equal to 100% of the principal amount thereof, plus the applicable make-whole premium and accrued and unpaid interest, if any, on the Holdings Notes to be redeemed to the applicable redemption date.

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

Events of Default

Events of default under the Holdings Notes Indenture are limited to: the nonpayment of principal or interest when due; violation of covenants and other agreements contained in the Holdings Notes Indenture; cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events; and material judgment defaults. The occurrence of an event of default would permit or require the principal of and accrued interest on the Holdings Notes to become or to be declared due and payable.

Existing Unsecured Notes

On July 20, 2011, WM Finance Corp. (the “Initial OpCo Issuer”), which was merged with and into the Issuer, issued $765 million aggregate principal amount of 11.50% Senior Notes due 2018 (the “Existing Unsecured Notes”) pursuant to the Existing Unsecured Notes Indenture, between the Initial OpCo Issuer, the guarantors party thereto and Wells Fargo Bank, National Association (“Wells Fargo”) as trustee. Following the completion of the Merger on July 20, 2011, the Issuer and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of July 20, 2011, with Wells Fargo, as trustee, pursuant to which (i) Acquisition Corp. became a party to the Existing Unsecured Notes Indenture and assumed the obligations of the Initial OpCo Issuer under the Existing Unsecured Notes and (ii) each Guarantor became a party to the Existing Unsecured Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Existing Unsecured Notes.

The Existing Unsecured Notes were issued at 97.673% of their face value for total net proceeds of $747 million, with an effective interest rate of 12%. The original issue discount (“OID”) was $17 million. The OID is the difference between the stated principal amount and the issue price. The OID is being amortized over the term of the Existing Unsecured Notes using the effective interest rate method and reported as non-cash interest expense. The Existing Unsecured Notes mature on October 1, 2018 and bear interest payable semi-annually on April 1 and October 1 of each year at fixed rate of 11.5% per annum.

On March 26, 2014, Acquisition Corp. initiated the tender offer and consent solicitation for any and all of the Existing Unsecured Notes. On April 7, 2014, Acquisition Corp. entered into a supplemental indenture with the Trustee for the indenture pursuant to which the Existing Unsecured Notes are outstanding to eliminate certain restrictive covenants contained in that indenture. On April 9, 2014,

(the “Closing Date”), Acquisition Corp. accepted for purchase in connection with the tender offer and related consent solicitation such Existing Unsecured Notes as had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time, on April 8, 2014. The Existing Unsecured Notes were called on March 26, 2014. Following payment of the Existing Unsecured Notes tendered at or prior to the Consent Time, Acquisition Corp. deposited with the Trustee for the Existing Unsecured Notes funds sufficient to satisfy all obligations remaining under the Existing Unsecured Notes Indenture with respect to the Existing Unsecured Notes not accepted for payment on the Closing Date. The Trustee then entered into a Satisfaction and Discharge of Indenture, dated as of April 9, 2014, with respect to the Existing Unsecured Notes Indenture. Payment for the Existing Unsecured Notes not accepted for purchase in connection with the tender offer was made on April 25, 2014.

2014 Debt Refinancing

On April 9, 2014, the Company completed the 2014 Refinancing. In connection with the 2014 Refinancing, the Company issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “New Senior Secured Notes”) and $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022 (the “New Unsecured Notes”). Also in connection with the 2014 Refinancing, the Company used $869 million to redeem or repurchase the Company’s previously outstanding $765 million Existing Unsecured Notes, and to pay tender/call premiums of $85 million and consent fees of approximately $19 million. The Company also paid approximately $3 million in accrued interest with respect to the notes redeemed or repurchased.

Following the consummation of the 2014 Refinancing, we would have had pro forma total consolidated long-term indebtedness as of March 31, 2014 as follows (in millions):

Revolving Credit Facility (a)	—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,300
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	217
6.75% Senior Notes due 2022—Acquisition Corp.	660
11.5% Senior Notes due 2018—Acquisition Corp.	—
13.75% Senior Notes due 2019—Holdings	150
Total debt	$3,052
Less: current portion	13
Total long-term debt	$3,039

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million at March 31, 2014. There were no loans outstanding under the Revolving Credit Facility at March 31, 2014.

(b)

Principal amount of $1.307 billion less unamortized discount of $7 million at March 31, 2014. Of this amount, $13 million, representing the scheduled amortization, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amounts above represent the dollar equivalent of such notes at March 31, 2014.

The following is a description of our New Senior Secured Notes and New Unsecured Notes which are now outstanding following the completion of the 2014 Refinancing.

New Senior Secured Notes

On April 9, 2014,Acquisition Corp. issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “New Senior Secured Notes”) under the Base Indenture, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of April 9, 2014 (the “New Secured Notes Supplemental Indenture” and, together with the Base Indenture, the “New Secured Notes Indenture”), among the Issuer, the guarantors party thereto and the Trustee.

Interest on the New Senior Secured Notes will accrue at the rate of 5.625% per annum and will be payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014.

Ranking

The New Senior Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the New Senior Secured Notes. The New Senior Secured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the New Unsecured Notes (as defined below), Acquisition Corp.’s Existing Senior Secured Notes and indebtedness under Acquisition Corp.’s Senior Credit Facilities and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the New Unsecured Notes, to the extent of the value of the collateral securing the New Senior Secured Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The New Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under the Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the New Senior Secured Notes (including the subsidiary guarantor’s guarantee of obligations under the Existing Senior Secured Notes and the Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the New Unsecured Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Senior Credit Facilities and any future senior secured credit facility, the Existing Senior Secured Notes and the New Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Senior Secured Notes may be released in certain circumstances. On May 7, 2014, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee the payments of Acquisition Corp. on the New Senior Secured Notes.

Optional Redemption

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of New Senior Secured Notes (including the aggregate principal amount of any additional securities constituting New Senior Secured Notes) issued under the New Secured Notes Indenture, at its option, at a redemption price equal to 105.625% of the principal amount of the New Senior Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Senior Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of New Senior Secured Notes originally issued under the New Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Senior Secured Notes issued under the New Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The New Senior Secured Notes may be redeemed, in whole or in part, at any time prior to April 15, 2017, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the New Senior Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2017, Acquisition Corp. may redeem all or a part of the New Senior Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the New Senior Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

In addition, during any 12-month period prior to April 15, 2017, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the New Senior Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of a change of control, which is defined in the Base Indenture, each holder of the New Senior Secured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s New Senior Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The New Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The New Secured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on New Senior Secured Notes to become or to be declared due and payable.

New Unsecured Notes

On April 9, 2014, Acquisition Corp. issued $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022 (the “New Unsecured Notes”) under the Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Supplemental Indenture” and, together with the New Unsecured Notes Base Indenture, the “New Unsecured Notes Indenture”), among the Issuer, the guarantors party thereto and the Trustee.

Interest on the New Unsecured Notes will accrue at the rate of 6.750% per annum and will be payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014.

Ranking

The New Unsecured Notes are Acquisition Corp.’s senior unsecured obligations. The New Unsecured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Senior Secured Notes, the New Senior Secured Notes and indebtedness outstanding under the Senior Credit Facilities and any future senior secured credit facility; are effectively subordinated to Acquisition Corp.’s secured senior indebtedness, including the Existing Senior Secured Notes, the New Senior Secured Notes and indebtedness under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors).

Guarantees

The New Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the subsidiary guarantors. Each subsidiary guarantee is a senior unsecured obligation of such subsidiary guarantor. Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively subordinated to the subsidiary guarantor’s existing secured obligations, including the subsidiary guarantor’s guarantee of the Existing Senior Secured Notes, the New Senior Secured Notes and obligations under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Existing Senior Secured Notes, the New Senior Secured Notes and the Senior Credit Facilities and any future senior secured credit facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New

Unsecured Notes may be released in certain circumstances. On May 7, 2014, the Company issued a guarantee whereby it agreed to fully and unconditionally guarantee the payments of Acquisition Corp. on the New Senior Unsecured Notes.

Optional Redemption

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of New Unsecured Notes (including the aggregate principal amount of any additional securities constituting New Unsecured Notes) issued under the New Unsecured Notes Indenture, at its option, at a redemption price equal to 106.750% of the principal amount of the New Unsecured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Unsecured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of New Unsecured Notes originally issued under the New Unsecured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Unsecured Notes issued under the New Unsecured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The New Unsecured Notes may be redeemed, in whole or in part, at any time prior to April 15, 2017, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the New Unsecured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2017, Acquisition Corp. may redeem all or a part of the New Unsecured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the New Unsecured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	105.063%
2018	103.375%
2019	101.688%
2020 and thereafter	100.000%

Change of Control

Upon the occurrence of a change of control, which is defined in the New Unsecured Notes Base Indenture, each holder of the New Unsecured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s New Unsecured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The New Unsecured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The New Unsecured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on New Unsecured Notes to become or to be declared due and payable.

Covenant Compliance

See “Liquidity” above for a description of the covenants governing our indebtedness. The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Credit Facility as of March 31, 2014.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) share-based compensation expense and also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and our Senior Term Loan Credit Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended March 31, 2014. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended March 31, 2014
Net Loss	$(192)
Income tax expense	(30)
Interest expense, net	189
Depreciation and amortization	294
Restructuring costs (a)	53
Net hedging and foreign exchange losses (b)	13
Management fees (c)	9
Transaction costs (d)	85
Business optimization expenses (e)	14
Pro forma savings (f)	53
Loss on extinguishment of debt (g)	2
Share-based compensation expense (h)	18
Other non-cash charges (i)	4
Consolidated EBITDA	$512
Pro forma impact of specified transactions (j)	54
Pro Forma Consolidated EBITDA	$566
Consolidated Funded Indebtedness (k)	$3,001
Leverage Ratio (l)	5.04x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)

Reflects costs mainly related to the Company's participation in the EMI sales process, including the subsequent regulatory review, as well as other integration and other nonrecurring costs related to the PLG Acquisition.

(e)	Reflects primarily costs associated with IT systems updates.
(f)

Reflects net cost savings and synergies projected to result from actions taken or expected to be taken no later than twelve (12) months after the end of such period (calculated on a pro forma basis as though such cost savings and synergies had been realized on the first day of the period for which Consolidated EBITDA is being determined), net of the amount of actual benefits realized during such period from such actions during the twelve months ended March 31, 2014 as well as expected pro forma savings related to our acquisition of PLG. Pro forma savings reflected in the table above related to PLG reflect a portion, approximately $53 million, of previously announced targeted savings following the PLG Acquisition of approximately $70 million (less already achieved savings of approximately $17 million).

(g)	Reflects the loss incurred on the early extinguishment of our debt incurred as part of the June 2013 debt repayment.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects all non-cash charges not included in other items above, including but not limited to impairment and purchase accounting charges.
(j)

Reflects the $54 million impact for the PLG Acquisition, as if the specified transaction had occurred on the first day of the March 31, 2014 measurement period. This amount does not include the actual results related to PLG already included in the Consolidated Statements of Operations for the three or six months ended March 31, 2014 as set forth in Note 4 to the Consolidated Interim Financial Statements. This amount also does not include targeted savings related to PLG, which are included in (f) above.   Including those targeted savings, reflects the total specified transaction adjustment related to PLG of $107 million.

(k)

Reflects the pro forma principal balance of external debt at Acquisition Corp of $2.9 billion as if the 2014 Refinancing occurred on the first day of the March 31, 2014 measurement period, plus the annualized daily revolver borrowings of $53 million, plus contractual obligations of deferred purchase price of $7 million, plus contingent consideration related to acquisitions of $11 million, plus the implied principal component under capital lease obligation of $21 million.

(l)

Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA for the twelve months ended March 31, 2014. This is calculated net of cash and cash equivalents of the Company as of March 31, 2014 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our New Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our New Revolving Credit Facility was 5.75x as of the end of any remaining fiscal quarter in fiscal 2014. The Company’s New Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the new revolving credit facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our or Holdings’ outstanding debt securities open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our, or Holdings’, outstanding debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2013, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2014, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2013.

Foreign Currency Risk

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of March 31, 2014, the Company had outstanding hedge contracts for the sale of $123 million and the purchase of $99 million of foreign currencies at fixed rates. Subsequent to March 31, 2014, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2014, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $2.4 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.889 billion of principal debt outstanding at March 31, 2014, of which $1.307 billion was variable rate debt and $1.582 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At March 31, 2014, 55% of the Company’s debt was at a fixed rate. In addition, at March 31, 2014, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed-rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at March 31, 2014, the fair value of the fixed-rate and variable rate debt was approximately $3.052 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would increase or decrease the fair value of the fixed-rate debt by approximately $9 million. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011.  Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014. The Company’s reply is due June 20, 2014. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

The industry has experienced negative growth rates on a global basis since 1999 and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has long ended. While CD sales still generate a significant portion of the recorded music revenues globally, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading of digital music and the distribution of music on mobile devices and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are partially offsetting declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist management. As our expansion into these new areas is fairly recent, we cannot determine how our expansion into these new areas will impact our business. While there are signs of industry stabilization, results vary by territory and continue to fluctuate year to year. While IFPI reported that global recorded music industry revenues grew 0.2% in 2012, the first time in 13 years the industry grew year-over-year, global industry revenue dropped 3.9% in 2013 as a result of steep declines in Japan. Excluding Japan, global industry revenue was largely flat in 2013, down 0.1%. IFPI also noted that in 2013, Europe saw growth for the first time in 12 years, with all five top markets—France, Germany, Italy, Netherlands and the UK—seeing an increase in revenues. According to the RIAA, the estimated retail value of the U.S. recorded music industry unit sales declined by only 0.3% in 2013, and declined by 0.9% in 2012, two consecutive years which show a marked improvement versus a decade of steep declines prior to 2011. However, the industry continues to be negatively impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats. Digital downloads remain a key revenue stream for the recorded music industry. According to IFPI, digital downloads accounted for 67% of digital revenues in 2013. Streaming revenue, which includes revenue from subscription services, accounted for 27% of digital revenues in 2013, up from 14% in 2011. Although revenues from digital downloads fell slightly by 2.1% in 2013, the decline was offset by an increase in streaming revenue, helping digital revenues grow by 4.3%. We believe these trends have far more to do with the increase in Google’s Android device user base as compared to Apple’s iOS device user base than they have to do with streaming services “cannibalizing” download services. Streaming models comprise a range of margins. For some streaming models, our margins are superior to those for downloads and for others, our margins are slightly less. We expect these trends to continue to impact our results for the foreseeable future.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs associated with new digital formats. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Wal-Mart and Target and digital music services such as Apple’s iTunes and Google Play will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. See “—We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to IFPI’s 2009 Digital Music Report. Separately, data provided by comScore/Nielsen and cited by IFPI in IFPI’s 2014 Digital Music Report indicates that more than a quarter of Internet users globally (26%) still access unauthorized digital sites/services on desktop-based devices on a regular basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” and mobile app-based downloading of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including by litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by enabling legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A 2011 study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software is valued at $30 billion to $75 billion and IFPI’s 2014 Digital Music Report valued advertising revenues generated by piracy sites at $227 million. In addition, a 2010 economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008 to 2015.

Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Legitimate channels for digital distribution of our creative content are a fairly recent development, and their impact on our business is unclear and may be adverse.

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a fairly recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales especially as an ever greater percentage of our digital revenue comes from sources other than downloads. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the transition to greater sales through digital channels has introduced uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase or stream only favorite tracks from a given album rather than purchase the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to continue to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading digital music services that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls 65%-75% of the legitimate digital music track download business in the United States according to third-party estimates. If Apple’s iTunes were to adopt a lower pricing model or if there were structural change to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other digital music services at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

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

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period. For example, in fiscal year 2014, the schedule of our releases is more heavily weighted toward the third and fourth quarters. As a result, we had relatively lower revenues for the first and second quarters. In addition, certain accounting policy differences between us and PLG mean that we recognize related PLG revenue later than under PLG’s previous accounting policies, and we expect that such timing differences will impact our results in fiscal 2014.

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music companies, are based on consumer preferences and are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to lure, or to market and promote, recording artists and songwriters or reduce the prices of their products in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the products offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and videogames in physical and digital formats.

Consolidation in our industry may materially and adversely affect our ability to compete.

On September 28, 2012, Universal announced that it had closed its acquisition of EMI’s recorded music division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the first and fourth largest record companies to increase the size of Universal, which was already the world’s largest record company.

On June 29, 2012 Sony Corporation of America (an affiliate of Sony/ATV), in conjunction with the Estate of Michael Jackson, Mubadala Development Company PJSC, Jynwel Capital Limited, the Blackstone Group’s GSO Capital Partners LP and David Geffen announced that it had closed its acquisition of EMI’s music publishing division following clearance of the deal by the U.S. Federal Trade Commission and the European Commission. The acquisition combined the second and fourth largest music publishing companies to create the world’s largest music publishing company.

There may in the future be additional mergers and acquisitions and changes in our industry, including those in which we may in the future participate and those that may be undertaken by others. Universal’s acquisition of the recorded music division of EMI and Sony’s acquisition of the music publishing division of EMI, as well as any further industry consolidation, have and will continue to substantially alter the competitive landscape, and could materially and adversely affect our ability to compete, as well as our business and results of operations, and result in changes to our corporate or business strategy. We regularly assess and explore our strategic position and ways to enhance our competitiveness, including the possibilities for the acquisition of strategic assets sold by competitors in our industry or our participation in merger activity with other industry participants.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employments arrangements. We do not have a direct employment arrangement with our CEO and certain of our other executive officers have at-will employment letters. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in the Warner Music Group Corp. Senior Management Cash Flow Plan, and the at-will employment letters were a condition to their participation in the Plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects. Our Executive Vice President and Chief Financial Officer, Brian Roberts, has decided that he will be leaving WMG in order to take on new opportunities. He is currently expected to remain in his role until the end of our fiscal year in order to oversee the completion of key projects and ensure a smooth transition once a replacement is found.

A significant portion of our Music Publishing revenues is subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the United States, mechanical royalty rates are set pursuant to an administrative rate-setting process under the U.S. Copyright Act, unless rates are determined through voluntary industry negotiations, and performance royalty rates are set by performing rights societies and subject to challenge by performing rights licensees. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the United States for, among other sources of income and potential income, webcasting and satellite radio are set by an administrative process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. In January 2014, the Copyright Royalty judges announced the commencement of a proceeding to determine the rates and terms for non-interactive webcasting in the United States for the period running from 2016 to 2020. We are unable to predict the outcome of this proceeding, but any reduction in the rates would adversely affect our Recorded Music business. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. If the rates for Recorded Music income sources that are established through legally prescribed rate-setting processes are set too low, it could have a material adverse impact on our Recorded Music business or our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

As of March 31, 2014, we had $1.679 billion of goodwill and $120 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music industry. The Company performed an annual assessment, at July 1, 2013, of the recoverability of its goodwill and indefinite-lived intangibles as of September 30, 2013, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $3.031 billion of definite-lived intangible assets as of March 31, 2014. Financial Accounting Standard Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, approximately 60% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2013. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of March 31, 2014, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York in 2009 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of seven years which term could be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices. Such legislation could result in certain of our existing contracts with artists being declared unenforceable, or may restrict the terms under which we enter into contracts with artists in the future, either of which could adversely affect our results of operations. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) and/or the passage of legislation similar to Section 2855 by other states could materially affect our results of operations and financial position.

We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.

The U.S. Copyright Act provides authors (or their heirs) a right to terminate U.S. licenses or assignments of rights in their copyrighted works in certain circumstances. This right does not apply to works that are “works made for hire.” Since the effective date of U.S. federal copyright protection for sound recordings (February 15, 1972), virtually all of our agreements with recording artists provide that such recording artists render services under a work-made-for-hire relationship. A termination right exists under the U.S. Copyright Act for U.S. rights in musical compositions that are not “works made for hire.” If any of our commercially available sound recordings were determined not to be “works made for hire,” then the recording artists (or their heirs) could have the right to terminate the U.S. federal copyright rights they granted to us, generally during a five-year period starting at the end of 35 years from the date of release of a recording under a post-1977 license or assignment (or, in the case of a pre-1978 grant in a pre-1978 recording, generally during a five-year period starting at the end of 56 years from the date of copyright). A termination of U.S. federal copyright rights could have an adverse effect on our Recorded Music business. From time to time, authors (or their heirs) have the opportunity to terminate our U.S. rights in musical compositions. However, we believe the effect of any potential termination is already reflected in the financial results of our Music Publishing business.

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

While we have completed our recent acquisition of PLG and we have begun to integrate PLG into our operations, the PLG Acquisition still presents many of the risks related to acquisitions described above. We continue to integrate PLG into our business and the associated integration costs and our investments in PLG have been higher than we anticipated at the time of the PLG Acquisition, primarily as a result of unexpected delays in completing integration in certain jurisdictions. In addition, certain key PLG releases will be delayed to late fiscal 2014 or to fiscal 2015, which will adversely impact our revenues and results of operations for fiscal 2014.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In addition, as PLG has meaningful operational overlap with our existing business, we currently believe there are potential cost savings and other synergies of approximately $70 million available in connection with the PLG Acquisition. However, there can be no assurances that these cost savings and other synergies will be achieved in full.

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

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding debt securities that we issued, and could also subsequently sell any such debt securities. Any such purchase or sale may affect the value of, trading price or liquidity of our debt securities.

Finally, because neither we nor our parent company have any securities listed on a securities exchange, we are not subject to certain of the corporate governance requirements of any securities exchange, including any requirement to have any independent directors.

Our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and part of Europe could have an adverse impact on our ability to meet our manufacturing, packaging and physical distribution requirements.

Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”) has been our primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and portions of Europe. In April 2012, in connection with its earnings report, Cinram described certain events and conditions that indicated the existence of a material uncertainty that may have cast significant doubt about Cinram’s ability to continue as a going concern, including the breach of certain of the financial covenants in its senior credit agreements. Subsequently, Cinram sold its core business in North America and Europe to the Najafi Companies. Cinram continues to provide us with manufacturing, packaging and physical distribution services. However, any future inability of Cinram to provide services due to financial distress, refinancing issues or otherwise could require us to switch to substitute suppliers of these services. As Cinram continues to be our primary supplier of manufacturing and distribution services in the United States, Canada and portions of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or were unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues.

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

The Federal Trade Commission adopted certain revisions to its rule promulgated pursuant to COPPA, effective as of July 1, 2013, that may impose greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining verifiable parental permission, on operators of websites, apps and other online services to the extent they collect certain information from children who are under 13 years of age. The changes broaden the applicability of COPPA, including by expanding the definition of “personal information” subject to the rule’s parental consent and other obligations.

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

If we or our service providers do not maintain the security of information relating to our customers, employees and vendors, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees and vendors, and we could incur substantial additional costs and become subject to litigation. Moreover, even if we or our service providers maintain such security, such breaches remain a possibility due to the fact that no data security system is immune from attacks or other incidents.

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

We are highly leveraged. As of March 31, 2014, our total consolidated indebtedness, including the current portion, was $2.869 billion. In addition, we would have been able to borrow up to $150 million under our Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $11 million as of March 31, 2014). As of March 31, 2014, after giving pro forma effect to the 2014 Refinancing, our total consolidated indebtedness would have been $3.052 billion. In addition, we would have been able to borrow up to an additional $150 million under our Revolving Credit Facility (not giving effect to approximately $11 million of letters of credit outstanding).

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the indentures governing our outstanding notes as well as under the Senior Credit Facilities. If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

The indentures that govern our outstanding notes and the Senior Credit Facilities contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Those covenants include restrictions on our ability to, among other things, incur more indebtedness, pay dividends, redeem stock or make other distributions, make investments, create liens, transfer or sell assets, merge or consolidate and enter into certain transactions with our affiliates. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our indebtedness. See also “—Our debt agreements contain restrictions that limit our flexibility in operating our business.”

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

In addition, the credit agreements governing the Senior Term Loan Facility and Revolving Credit Facility contain a number of covenants that limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to:

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

Our ability to borrow additional amounts under the Senior Credit Facilities will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

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

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Senior Term Loan Facility and Revolving Credit Facility will not fully prohibit us, Holdings or our subsidiaries from incurring additional indebtedness under certain circumstances. If we, Holdings or our subsidiaries are in compliance with certain incurrence ratios set forth in such indentures, we, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

Our ability to incur secured indebtedness is subject to compliance with certain secured leverage ratios that are calculated as of the date of incurrence.  The amount of secured indebtedness that we are able to incur and the timing of any such incurrence under these ratios vary from time to time and are a function of several variables, including our outstanding indebtedness and our results of operations calculated as of specified dates or for certain periods.

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

Guarantee of New Senior Notes

On May 7, 2014, the Company issued a guarantee with respect to the $275 million aggregate principal amount of New Secured Notes and the $660 million aggregate principal amount of New Unsecured Notes issued by Acquisition Corp. on April 9, 2014, whereby it fully and unconditionally guaranteed (the “Guarantee”) the payments of Acquisition Corp. under the New Secured Notes and the New Unsecured Notes.

A copy of the Guarantee is attached as Exhibit 4.1 hereto and incorporated herein by reference. The foregoing description of the Guarantee does not purport to be complete and is qualified in its entirety by reference to the full text of the Guarantee.

Holdings Notes Supplemental Indenture

On May 7, 2014, Holdings entered into the Fifth Supplemental Indenture (the “Holdings Notes Supplemental Indenture”), with Wells Fargo Bank, National Association, as trustee under the Holdings Notes Indenture (the “Holdings Notes Trustee”), which supplements and amends the Holdings Notes Indenture to make certain technical corrections necessary to conform the text of the last paragraph of Section 3.03 of the Holdings Notes Indenture to the corresponding provision of the “Description of Holdings Notes” section of the confidential offering circular, dated July 14, 2011, related to the offering and sale of the Holdings Notes.

This description of the Holdings Notes Supplemental Indenture and related matters is not complete and is qualified in its entirety by the actual terms of the Holdings Notes Supplemental Indenture, a copy of which is incorporated herein by reference and attached hereto as Exhibit 4.2.

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

Exhibit No.	Description
4.1	Guarantee, dated May 7, 2014, issued by Warner Music Group Corp., relating to the 5.625% Senior Secured Notes due 2022 and the 6.750% Senior Notes due 2022. *
4.2	Fifth Supplemental Indenture, dated as of May 7, 2014, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as trustee, relating to the 13.75% Senior Notes due 2019. *
10.1	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan. † *
10.2

Second Amendment to Credit Agreement, dated as of March 25, 2014, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, issuing bank and lender, relating to a revolving credit facility (1)

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
101.1

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2014, filed on May 8, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements*

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502).
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2014

WARNER MUSIC GROUP CORP.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)
By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)