Form 10-Q
period 2014-06-30
Warner Music Group Corp.
filed 2014-08-07
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32502

Warner Music Group Corp.

(Exact name of Registrant as specified in its charter)

Delaware	13-4271875
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1633 Broadway

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

There is no public market for the Registrant’s common stock. As of August 7, 2014 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2014	2013
	(in millions)
Assets
Current assets:
Cash and equivalents	$142	$155
Accounts receivable, less allowances of $69 and $55 million	449	511
Inventories	37	33
Royalty advances expected to be recouped within one year	101	93
Deferred tax assets	43	43
Prepaid and other current assets	72	59
Total current assets	844	894
Royalty advances expected to be recouped after one year	190	173
Property, plant and equipment, net	206	180
Goodwill	1,675	1,668
Intangible assets subject to amortization, net	2,978	3,107
Intangible assets not subject to amortization	121	120
Other assets	102	110
Total assets	$6,116	$6,252
Liabilities and Equity
Current liabilities:
Accounts payable	$221	$280
Accrued royalties	1,163	1,147
Accrued liabilities	261	308
Accrued interest	50	75
Deferred revenue	230	139
Current portion of long-term debt	13	13
Other current liabilities	8	25
Total current liabilities	1,946	1,987
Long-term debt	3,033	2,854
Deferred tax liabilities, net	396	439
Other noncurrent liabilities	281	229
Total liabilities	$5,656	$5,509
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(623)	(341)
Accumulated other comprehensive loss, net	(63)	(61)
Total Warner Music Group Corp. equity	442	726
Noncontrolling interest	18	17
Total equity	460	743
Total liabilities and equity	$6,116	$6,252

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$788	$663	$2,256	$2,107
Costs and expenses:
Cost of revenue	(417)	(369)	(1,177)	(1,103)
Selling, general and administrative expenses (a)	(319)	(238)	(885)	(745)
Amortization expense	(67)	(48)	(199)	(143)
Total costs and expenses	(803)	(655)	(2,261)	(1,991)
Operating (loss) income	(15)	8	(5)	116
Loss on extinguishment of debt	(141)	(2)	(141)	(85)
Interest expense, net	(48)	(47)	(157)	(149)
Other income (expense)	4	(2)	(3)	(11)
Loss before income taxes	(200)	(43)	(306)	(129)
Income tax benefit (expense)	16	(19)	27	(8)
Net loss	(184)	(62)	(279)	(137)
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(4)
Net loss attributable to Warner Music Group Corp.	$(185)	$(63)	$(282)	$(141)

(a) Includes depreciation expense of:	$(14)	$(13)	$(39)	$(38)

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Net loss	$(184)	$(62)	$(279)	$(137)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	4	4	(2)	(8)
Deferred losses on derivative financial instruments	—	(2)	—	(2)
Other comprehensive income (loss), net of tax:	4	2	(2)	(10)
Total comprehensive loss	(180)	(60)	(281)	(147)
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(4)
Comprehensive loss attributable to Warner Music Group Corp.	$(181)	$(61)	$(284)	$(151)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2014	2013
	(in millions)
Cash flows from operating activities
Net loss	$(279)	$(137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	141	85
Depreciation and amortization	238	181
Deferred income taxes	(47)	(13)
Non-cash interest expense	11	8
Non-cash share-based compensation expense	5	8
Changes in operating assets and liabilities:
Accounts receivable	67	81
Inventories	(4)	2
Royalty advances	(24)	(9)
Accounts payable and accrued liabilities	(96)	(80)
Royalty Payables	11	41
Accrued interest	(25)	(33)
Deferred revenue	93	25
Other balance sheet changes	(50)	(12)
Net cash provided by operating activities	41	147
Cash flows from investing activities
Acquisition of music publishing rights	(20)	(35)
Capital expenditures	(46)	(23)
Investments and acquisitions of businesses	(26)	(18)
Net cash used in investing activities	(92)	(76)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	490	111
Repayment of the Revolving Credit Facility	(490)	(86)
Proceeds from Acquisition Corp. Senior Term Loan Facility	—	594
Repayment of Acquisition Corp. Senior Term Loan Facility	(7)	(110)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—
Proceeds from issuance of Acquisition Corp. 6.00% Senior Secured Notes	—	500
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	(50)
Proceeds from issuance of Acquisition Corp. 6.25% Senior Secured Notes	—	227
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	(23)
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	660	—
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	—	(1,250)
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—
Financing costs paid	(104)	(129)
Deferred financing costs paid	(12)	(42)
Distribution to noncontrolling interest holder	(2)	(2)
Repayment of capital lease obligations	(2)	—
Net cash provided by (used in) financing activities	43	(260)
Effect of exchange rate changes on cash and equivalents	(5)	(11)
Net decrease in cash and equivalents	(13)	(200)
Cash and equivalents at beginning of period	155	302
Cash and equivalents at end of period	$142	$102

See accompanying notes

Warner Music Group Corp.

Consolidated Statement of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except per share amounts)
Balance at September 30, 2013	1,055	$0.001	$1,128	$(341)	$(61)	$726	$17	$743
Net loss	—	—	—	(282)	—	(282)	3	(279)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Distribution to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2014	1,055	$0.001	$1,128	$(623)	$(63)	$442	$18	$460

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

The Company has integrated the sale of digital content into all aspects of its business, including Artist & Repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side-by-side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

Music Publishing Operations

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, the Company’s Music Publishing business garners a share of the revenues generated from use of the composition.

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

2. Basis of Presentation

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2014.

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

The Company maintains a 52-53 week fiscal year ending on the Friday nearest to each reporting date. As such, all references to June 30, 2014 and June 30, 2013 relate to the periods ended June 27, 2014 and June 28, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. All references to September 30, 2013 relate to the fiscal year ended on September 27, 2013. For convenience purposes, the Company continues to date its financial statements as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that no additional disclosures are necessary.

New Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC 605, Revenue Recognition and ASC 928, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.

In April 2014, the FASB issued Accounting Standards Updates (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This ASU increases the requirements for components to be classified as discontinued operations to require a strategic shift (major line of business, major geographical area) that has or will have a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for disposals that occur in annual periods beginning after December 15, 2014, and interim periods thereafter. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

During the first quarter of fiscal 2014, the Company simultaneously adopted ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2011-11 and ASU 2013-01 require additional quantitative and qualitative disclosures over financial instruments and derivative instruments that are offset on the balance sheet or subject to master netting arrangements. The adoption of these standards did not have an impact on the Company’s financial statements, other than disclosure.

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

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Loss	Adjustment	Loss, net
	(in millions)
Balance at September 30, 2013	$(57)	$(4)	$(61)
Other comprehensive loss (a)	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at June 30, 2014	$(59)	$(4)	$(63)

___________

(a)	Foreign currency translation loss is net of a gain on intra-entity foreign currency transactions that are of a long-term investment nature of $21 million.

4. Acquisition of Parlophone Label Group

On July 1, 2013, the Company completed the acquisition of Parlophone Label Group (“PLG”) from Universal for £487 million in an all-cash transaction (the “PLG Acquisition”). The PLG Acquisition was accounted for in accordance with FASB ASC Topic 805, Business Combination (“ASC 805”), using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the PLG Acquisition, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 12 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

In connection with the PLG Acquisition, the Company incurred $15 million in professional fees and integration costs during the three months ended June 30, 2014, $51 million during the nine months ended June 30, 2014 and $38 million in professional fees and integration costs, as well as an $11 million fee under the Management Agreement (defined below), during the fiscal year ended September 30, 2013.

The allocation of the purchase price was completed as of June 30, 2014 and any adjustments to goodwill made up to that date have been recorded in the Company’s balance sheet as of June 30, 2014. The table below presents (i) the estimate of the PLG Acquisition consideration as it relates to the acquisition of PLG by the Buyers and (ii) the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of July 1, 2013 (in millions):

Purchase Price	£487
Preliminary Working Capital Adjustment	13
Adjusted Purchase Price	£500
Foreign Exchange Rate at July 1, 2013	1.53
Adjusted Purchase Price in U.S. dollars	$765
Fair Value of assets acquired and liabilities assumed:
Cash	46
Accounts receivable*	83
Other current assets	8
Property, plant and equipment	39
Intangible assets	764
Accounts payable	(83)
Royalties payable	(147)
Other current liabilities	(21)
Deferred revenue	(25)
Deferred tax liabilities*	(140)
Other noncurrent liabilities *	(27)
Fair value of net assets acquired	497
Goodwill recorded *	268
Total purchase price allocated	$765

*	Preliminary amounts were adjusted in the first and third quarters of fiscal 2014 based on new information obtained during the measurement period.

As of June 30, 2014 and as of the date this Quarterly Report on Form 10-Q was filed, the working capital adjustment had still not been determined. Any subsequent working capital adjustments will be reflected in the statement of operations as the measurement period for this acquisition has closed.

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

The components of the intangible assets identified in the table above and the related useful lives, allocated to the Company’s Recorded Music reportable segment, are as follows:

	Value	Useful Life
	(in millions)
Trademark and trade name	$17	Indefinite
Catalog	442	13 years
Artist contracts	305	10 years
Total intangible assets	$764

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the PLG Acquisition occurred on October 1, 2012. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the PLG Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. Additionally, certain pro forma adjustments have been made to the historical results of PLG in order to (i) convert them to U.S. GAAP; (ii) conform their accounting policies to those applied by the Company; (iii) present them in U.S. dollars; (iv) align accounting periods; and (v) eliminate revenue and expenses and related assets and liabilities for international licensing agreements to sell repertoire owned by non acquired entities that have been terminated as a result of the PLG Acquisition and (vi) excluded assets not acquired by the Company. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the PLG Acquisition or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods. The unaudited pro forma results for the three and nine months ended June 30, 2013 includes the licensing income remitted to the repertoire owner by the selling territory, but does not reflect the licensing fee retained and related direct costs incurred by the selling territory. For the three and nine months ended June 30, 2014, where the Company is the selling territory, the licensing fee and direct costs are included in our consolidated results.

The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the PLG Acquisition had taken place at the beginning of fiscal 2013.

	Three Months Ended June 30, 2013	Nine Months Ended June 30, 2013
	(in millions)
Revenue	$738	$2,371
Operating income	8	105
Net loss attributable to Warner Music Group Corp.	(64)	(168)

Actual results related to PLG included in the Consolidated Statements of Operations for the three and nine months ended June 30, 2014 consist of revenues of $102 million and $248 million, respectively and operating loss of $24 million and $82 million, respectively. Actual results for the three and nine months ended June 30, 2014 include professional fees and integration costs of $15 million and $51 million, respectively and restructuring costs of $18 million and $42 million, respectively, associated with the PLG Acquisition. The results related to PLG included in the above results for the three and nine months ended June 30, 2013 consist of revenues of $75 million and $264 million, respectively. There was no operating loss during the three months ended June 30, 2013 and operating loss was $11 million during the nine months ended June 30, 2013.

5. Goodwill and Intangible Assets

Goodwill

The following summary sets forth the changes in goodwill for each reportable segment during the nine months ended June 30, 2014:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2013	$1,204	$464	$1,668
Acquisitions	5	—	5
Dispositions	—	—	—
Other adjustments	2	—	2
Balance at June 30, 2014	$1,211	$464	$1,675

Acquisitions during the nine months ended June 30, 2014 represent an adjustment to preliminary amounts recorded in the prior period as a result of the PLG Acquisition based on new information obtained during the measurement period. Other adjustments during the nine months ended June 30, 2014 represent foreign currency movements.

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

Other Intangible Assets

Other intangible assets consisted of the following:

	Weighted
	Average	June 30,	September 30,
	Useful Life	2014	2013
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$1,031	$1,006
Music publishing copyrights	28 years	1,579	1,546
Artist and songwriter contracts	13 years	998	983
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,615	3,542
Accumulated amortization		(637)	(435)
Total net intangible assets subject to amortization		2,978	3,107
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	121	120
Total net other intangible assets		$3,099	$3,227

6. Debt

Debt Capitalization

Long-term debt, including the current portion, consisted of the following:

	June 30,	September 30,
	2014	2013
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,297	1,303
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	—
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	214	213
6.75% Senior Notes due 2022—Acquisition Corp.	660	—
11.5% Senior Notes due 2018—Acquisition Corp. (d)	—	751
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	3,046	2,867
Less: current portion	13	13
Total long-term debt	$3,033	$2,854

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million and $1 million at June 30, 2014 and September 30, 2013, respectively. There were no loans outstanding under the Revolving Credit Facility at June 30, 2014 or September 30, 2013.

(b)

Principal amount of $1.303 billion less unamortized discount of $6 million at June 30, 2014. Principal amount of $1.310 billion less unamortized discount of $7 million at September 30, 2013. Of this amount, $13 million at both June 30, 2014 and September 30, 2013, representing the scheduled amortization, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amounts above represent the dollar equivalent of such notes at June 30, 2014 and September 30, 2013.
(d)	Face amount of $765 million less unamortized discounts of $14 million at September 30, 2013. The Company refinanced the $765 million of 11.5% Senior Notes due 2018 as part of the 2014 Refinancing.

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

Modification of Term Loan Facility and Drawdown of Incremental Term Loan Facility

On May 9, 2013, Acquisition Corp. prepaid $102.5 million in aggregate principal amount of term loans under the Senior Term Loan Facility (the “Term Loan Repayment”). Also on May 9, 2013, the Term Loan Borrower entered into an amendment to the Senior Term Loan Facility among the Term Loan Borrower, Holdings, the subsidiaries of the Term Loan Borrower party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the refinancing of the then outstanding term loan and for a $820 million senior secured incremental term loan facility (the “Incremental Term Loan Facility”). As part of the amendment to the Senior Term Loan Facility, the interest rate, maturity date, and scheduled amortization were changed. On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to fund the PLG Acquisition, pay fees, costs and expenses related to the PLG Acquisition and for general corporate purposes of Acquisition Corp. and its subsidiaries. Currently, the Senior Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $1.310 billion.

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

The Company recorded a loss on extinguishment of debt of approximately $141 million in the nine months ended June 30, 2014, which represents the difference between the redemption payment and the carrying value of the debt, which included the principal value of $765 million, less unamortized discounts of $13 million and unamortized debt issuance costs of $24 million.

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

Maturities of Senior Notes and Senior Secured Notes

As of June 30, 2014, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.599 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net was $48 million and $47 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Total interest expense, net was $157 million and $149 million for the nine months ended June 30, 2014 and June 30, 2013, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at June 30, 2014 and 8.1% at June 30, 2013.

7. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $86 million in restructuring charges, currently estimated to be made up of employee-related costs of $78 million, real estate costs of $7 million and other costs of $1 million. Total restructuring costs of $18 million were incurred in the three months ended June 30, 2014 with respect to these actions, which consist of $15 million of employee-related costs and $3 million of real estate costs. Total restructuring costs of $42 million were incurred in the nine months ended June 30, 2014 with respect to these actions, which consist of $37 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total restructuring costs of $3 million were incurred in both the three and nine months ended June 30, 2013 with respect to these actions, which consist of $3 million of employee-related costs. Total costs to date under the Restructuring Plan are $64 million, including total cash payments of $42 million. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee- Related Costs	Real Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2013	$10	$—	$—	$10
Restructuring expense	37	4	1	42
Cash Payments	(27)	(2)	(1)	(30)
Balance at June 30, 2014	$20	$2	$—	$22

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the Consolidated Statement of Operations resulting from the Restructuring Plan is shown below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in millions)
Selling, general and administrative expenses	$18	$3	$42	$3
Total restructuring expense	$18	$3	$42	$3

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain, for the class of internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011.  Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014. The Company’s reply date has not yet been set. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Plaintiffs will file their motion for final approval of the Settlement Agreement on or before November 26, 2014. The hearing on final approval of the settlement is scheduled for January 8, 2015.  Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

The Company may at times choose to hedge foreign currency risk associated with financing transactions such as third-party and intercompany debt and other balance sheet items. The foreign currency forward exchange contracts related to balance sheet items denominated in foreign currency are reviewed on a contract-by-contract basis and are designated accordingly. If these foreign currency forward exchange contracts do not qualify for hedge accounting, then the Company records these contracts at fair value on its balance sheet and the related gains and losses are immediately recognized in the statement of operations where there is an equal and offsetting entry related to the underlying exposure.

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

As of June 30, 2014, the Company had outstanding hedge contracts for the sale of $17 million of foreign currencies at fixed rates. As of June 30, 2014, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2013, the Company had outstanding hedge contracts for the sale of $1.044 billion and the purchase of $249 million of foreign currencies at fixed rates. As of September 30, 2013, the Company had no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at June 30, 2014 and September 30, 2013:

	June 30, 2014(a)	September 30, 2013(b)
	(in millions)
Other current assets	$—	$1
Other current liabilities	—	(23)

(a)	Includes less than $1 million of foreign exchange derivative contracts in asset and liability positions.
(b)	Includes $5 million and $27 million of foreign exchange derivative contracts in asset and liability positions, respectively.

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

			Corporate
	Recorded	Music	expenses and
Three Months Ended	Music	Publishing	eliminations	Total
	(in millions)
June 30, 2014
Revenues	$656	$137	$(5)	$788
OIBDA	71	24	(29)	66
Depreciation of property, plant and equipment	(9)	(2)	(3)	(14)
Amortization of intangible assets	(51)	(16)	—	(67)
Operating income (loss)	$11	$6	$(32)	$(15)
June 30, 2013
Revenues	$534	$134	$(5)	$663
OIBDA	62	28	(21)	69
Depreciation of property, plant and equipment	(8)	(1)	(4)	(13)
Amortization of intangible assets	(32)	(16)	—	(48)
Operating income (loss)	$22	$11	$(25)	$8

			Corporate
	Recorded	Music	expenses and
Nine Months Ended	Music	Publishing	eliminations	Total
	(in millions)
June 30, 2014
Revenues	$1,882	$387	$(13)	$2,256
OIBDA	203	98	(68)	233
Depreciation of property, plant and equipment	(26)	(4)	(9)	(39)
Amortization of intangible assets	(150)	(49)	—	(199)
Operating income (loss)	$27	$45	$(77)	$(5)
June 30, 2013
Revenues	$1,745	$377	$(15)	$2,107
OIBDA	262	97	(62)	297
Depreciation of property, plant and equipment	(24)	(4)	(10)	(38)
Amortization of intangible assets	(97)	(46)	—	(143)
Operating income (loss)	$141	$47	$(72)	$116

11. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $70 million and $64 million during the three months ended June 30, 2014 and June 30, 2013, respectively. The Company made interest payments of approximately $171 million and $174 million during the nine months ended June 30, 2014 and June 30, 2013, respectively. The Company paid approximately $6 million and $10 million of income and withholding taxes, net of refunds, during the three months ended June 30, 2014 and June 30, 2013, respectively. The Company paid approximately $14 and $18 million of income and withholding taxes, net of refunds, during the nine months ended June 30, 2014 and June 30, 2013.

12. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2014 and September 30, 2013.

	Fair Value Measurements as of June 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	—	—	—
Other Current Liabilities:
Contractual Obligations (b)	—	—	(2)	(2)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(7)	(7)
Total	$—	$—	$(9)	$(9)

	Fair Value Measurements as of September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(23)	—	(23)
Other Current Liabilities:
Contractual Obligations (b)	—	—	(13)	(13)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(9)	(9)
Total	$—	$(22)	$(22)	$(44)

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

The following table reconciles the beginning and ending balances of net liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2013	$22
Additions	2
Reductions	(2)
Payments	(13)
Balance at June 30, 2014	$9

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

Fair Value of Debt

The Company had $3.052 billion of principal debt outstanding at June 30, 2014, of which $1.303 billion was variable rate debt and $1.749 billion was fixed rate debt. Based on the level of interest rates prevailing at June 30, 2014, the fair value of the Company’s debt was approximately $3.098 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. had issued and outstanding, as of June 30, 2014, the 5.625% Senior Secured Notes due 2022, the 6.00% Senior Secured Notes due 2021, the 6.25% Senior Secured Notes due 2021 and the 6.75% Senior Notes due 2022 (together, the “Acquisition Corp. Notes”).

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

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet (Unaudited)

June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$34	$108	$—	$142	$—	$—	$—	$142
Accounts receivable, net	—	161	288	—	449	—	—	—	449
Inventories	—	10	27	—	37	—	—	—	37
Royalty advances expected to be recouped within one year	—	56	45	—	101	—	—	—	101
Deferred tax assets	—	20	23	—	43	—	—	—	43
Prepaid and other current assets	5	8	59	—	72	—	—	—	72
Total current assets	5	289	550	—	844	—	—	—	844
Due (to) from parent companies	973	(191)	(782)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,523	1,196	—	(3,719)	—	591	442	(1,033)	—
Royalty advances expected to be recouped after one year	—	106	84	—	190	—	—	—	190
Property, plant and equipment, net	—	123	83	—	206	—	—	—	206
Goodwill	—	1,379	296	—	1,675	—	—	—	1,675
Intangible assets subject to amortization, net	—	935	2,043	—	2,978	—	—	—	2,978
Intangible assets not subject to amortization	—	75	46	—	121	—	—	—	121
Other assets	48	20	28	—	96	6	—	—	102
Total assets	$3,549	$3,932	$2,348	$(3,719)	$6,110	$597	$442	$(1,033)	$6,116
Liabilities and Deficit:
Current liabilities:
Accounts payable	$1	$80	$140	$—	$221	$—	$—	$—	$221
Accrued royalties	—	518	645	—	1,163	—	—	—	1,163
Accrued liabilities	—	54	207	—	261	—	—	—	261
Accrued interest	45	—	—	—	45	5	—	—	50
Deferred revenue	—	143	87	—	230	—	—	—	230
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	—	8	—	8	—	—	—	8
Total current liabilities	59	795	1,087	—	1,941	5	—	—	1,946
Long-term debt	2,883	—	—	—	2,883	150	—	—	3,033
Deferred tax liabilities, net	—	115	281	—	396	—	—	—	396
Other noncurrent liabilities	16	128	137	—	281	—	—	—	281
Total liabilities	2,958	1,038	1,505	—	5,501	155	—	—	5,656
Total Warner Music Group Corp. equity (deficit)	591	2,894	825	(3,719)	591	442	442	(1,033)	442
Noncontrolling interest	—	—	18	—	18	—	—	—	18
Total equity (deficit)	591	2,894	843	(3,719)	609	442	442	(1,033)	460
Total liabilities and equity (deficit)	$3,549	$3,932	$2,348	$(3,719)	$6,110	$597	$442	$(1,033)	$6,116

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Balance Sheet

September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$16	$139	$—	$155	$—	$—	$—	$155
Accounts receivable, net	—	185	326	—	511	—	—	—	511
Inventories	—	10	23	—	33	—	—	—	33
Royalty advances expected to be recouped within one year	—	59	34	—	93	—	—	—	93
Deferred tax assets	—	21	22	—	43	—	—	—	43
Prepaid and other current assets	5	8	46	—	59	—	—	—	59
Total current assets	5	299	590	—	894	—	—	—	894
Due (to) from parent companies	799	(27)	(772)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,811	930	—	(3,741)	—	879	726	(1,605)	—
Royalty advances expected to be recouped after one year	—	109	64	—	173	—	—	—	173
Property, plant and equipment, net	—	101	79	—	180	—	—	—	180
Goodwill	—	1,379	289	—	1,668	—	—	—	1,668
Intangible assets subject to amortization, net	—	1,007	2,100	—	3,107	—	—	—	3,107
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	68	14	21	—	103	7	—	—	110
Total assets	$3,683	$3,887	$2,416	$(3,741)	$6,245	$886	$726	$(1,605)	$6,252
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$96	$184	$—	$280	$—	$—	$—	$280
Accrued royalties	—	570	577	—	1,147	—	—	—	1,147
Accrued liabilities	—	81	227	—	308	—	—	—	308
Accrued interest	65	—	—	—	65	10	—	—	75
Deferred revenue	—	56	83	—	139	—	—	—	139
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	23	(4)	6	25	—	—	—	25
Total current liabilities	78	826	1,067	6	1,977	10	—	—	1,987
Long-term debt	2,704	—	—	—	2,704	150	—	—	2,854
Deferred tax liabilities, net	—	128	311	—	439	—	—	—	439
Other noncurrent liabilities	22	81	133	(7)	229	—	—	—	229
Total liabilities	2,804	1,035	1,511	(1)	5,349	160	—	—	5,509
Total Warner Music Group Corp. equity (deficit)	879	2,852	888	(3,740)	879	726	726	(1,605)	726
Noncontrolling interest	—	—	17	—	17	—	—	—	17
Total equity (deficit)	879	2,852	905	(3,740)	896	726	726	(1,605)	743
Total liabilities and equity (deficit)	$3,683	$3,887	$2,416	$(3,741)	$6,245	$886	$726	$(1,605)	$6,252

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$256	$585	$(53)	$788	$—	$—	$—	$788
Costs and expenses:
Cost of revenue	—	(183)	(286)	52	(417)	—	—	—	(417)
Selling, general and administrative expenses	—	(139)	(181)	1	(319)	—	—	—	(319)
Amortization of intangible assets	—	(30)	(37)	—	(67)	—	—	—	(67)
Total costs and expenses	—	(352)	(504)	53	(803)	—	—	—	(803)
Operating (loss) income	—	(96)	81	—	(15)	—	—	—	(15)
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest expense (income), net	(23)	2	(22)	—	(43)	(5)	—	—	(48)
Equity (losses) gains from consolidated subsidiaries	(33)	52	—	(19)	—	(180)	(185)	365	—
Other income	1	—	3	—	4	—	—	—	4
(Loss) income before income taxes	(196)	(42)	62	(19)	(195)	(185)	(185)	365	(200)
Income tax benefit (expense)	16	2	22	(24)	16	—	—	—	16
Net loss (income)	(180)	(40)	84	(43)	(179)	(185)	(185)	365	(184)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(180)	$(40)	$83	$(43)	$(180)	$(185)	$(185)	$365	$(185)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Three Months Ended June 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$332	$397	$(66)	$663	$—	$—	$—	$663
Costs and expenses:
Cost of revenue	—	(186)	(246)	63	(369)	—	—	—	(369)
Selling, general and administrative expenses	—	(119)	(122)	3	(238)	—	—	—	(238)
Amortization of intangible assets	—	(30)	(18)	—	(48)	—	—	—	(48)
Total costs and expenses	—	(335)	(386)	66	(655)	—	—	—	(655)
Operating (loss) income	—	(3)	11	—	8	—	—	—	8
Loss on extinguishment of debt	(2)	—	—	—	(2)	—	—	—	(2)
Interest expense (income), net	(39)	1	(4)	—	(42)	(5)	—	—	(47)
Equity gains (losses) from consolidated subsidiaries	4	64	—	(68)	—	(58)	(63)	121	—
Other (expense) income	(2)	—	—	—	(2)	—	—	—	(2)
(Loss) income before income taxes	(39)	62	7	(68)	(38)	(63)	(63)	121	(43)
Income tax (expense) benefit	(19)	(17)	(8)	25	(19)	—	—	—	(19)
Net (loss) income	(58)	45	(1)	(43)	(57)	(63)	(63)	121	(62)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(58)	$45	$(2)	$(43)	$(58)	$(63)	$(63)	$121	$(63)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$959	$1,427	$(130)	$2,256	$—	$—	$—	$2,256
Costs and expenses:
Cost of revenue	—	(474)	(829)	126	(1,177)	—	—	—	(1,177)
Selling, general and administrative expenses	—	(373)	(516)	4	(885)	—	—	—	(885)
Amortization of intangible assets	—	(90)	(109)	—	(199)	—	—	—	(199)
Total costs and expenses	—	(937)	(1,454)	130	(2,261)	—	—	—	(2,261)
Operating income (loss)	—	22	(27)	—	(5)	—	—	—	(5)
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest (expense) income, net	(82)	6	(65)	—	(141)	(16)	—	—	(157)
Equity (losses) gains from consolidated subsidiaries	(86)	41	—	45	—	(266)	(282)	548	—
Other income (expense)	16	(21)	2	—	(3)	—	—	—	(3)
(Loss) income before income taxes	(293)	48	(90)	45	(290)	(282)	(282)	548	(306)
Income tax benefit (expense)	27	(6)	32	(26)	27	—	—	—	27
Net (loss) income	(266)	42	(58)	19	(263)	(282)	(282)	548	(279)
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Net (loss) income attributable to Warner Music Group Corp.	$(266)	$42	$(61)	$19	$(266)	$(282)	$(282)	$548	$(282)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statements of Operations (Unaudited)

For The Nine Months Ended June 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,027	$1,251	$(171)	$2,107	$—	$—	$—	$2,107
Costs and expenses:
Cost of revenue	—	(513)	(746)	156	(1,103)	—	—	—	(1,103)
Selling, general and administrative expenses	—	(371)	(389)	15	(745)	—	—	—	(745)
Amortization of intangible assets	—	(88)	(55)	—	(143)	—	—	—	(143)
Total costs and expenses	—	(972)	(1,190)	171	(1,991)	—	—	—	(1,991)
Operating income	—	55	61	—	116	—	—	—	116
Loss on extinguishment of debt	(85)	—	—	—	(85)	—	—	—	(85)
Interest expense (income), net	(124)	4	(13)	—	(133)	(16)	—	—	(149)
Equity gains (losses) from consolidated subsidiaries	101	19	—	(120)	—	(125)	(141)	266	—
Other (expense) income	(9)	—	(2)	—	(11)	—	—	—	(11)
(Loss) income before income taxes	(117)	78	46	(120)	(113)	(141)	(141)	266	(129)
Income tax (expense) benefit	(8)	(7)	(8)	15	(8)	—	—	—	(8)
Net (loss) income	(125)	71	38	(105)	(121)	(141)	(141)	266	(137)
Less: income attributable to noncontrolling interest	—	—	(4)	—	(4)	—	—	—	(4)
Net (loss) income attributable to Warner Music Group Corp.	$(125)	$71	$34	$(105)	$(125)	$(141)	$(141)	$266	$(141)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net loss (income)	$(180)	$(40)	$84	$(43)	$(179)	$(185)	$(185)	$365	$(184)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	4	—	4	(4)	4	4	4	(8)	4
Other comprehensive income (loss), net of tax:	4	—	4	(4)	4	4	4	(8)	4
Total comprehensive (loss) income	(176)	(40)	88	(47)	(175)	(181)	(181)	357	(180)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(176)	$(40)	$87	$(47)	$(176)	$(181)	$(181)	$357	$(181)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(58)	$45	$(1)	$(43)	$(57)	$(63)	$(63)	$121	$(62)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	4	—	4	(4)	4	4	4	(8)	4
Deferred (losses) gains on derivative financial instruments	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Other comprehensive income (loss), net of tax:	2	—	2	(2)	2	2	2	(4)	2
Total comprehensive (loss) income	(56)	45	1	(45)	(55)	(61)	(61)	117	(60)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(56)	$45	$—	$(45)	$(56)	$(61)	$(61)	$117	$(61)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(266)	$42	$(58)	$19	$(263)	$(282)	$(282)	$548	$(279)
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Other comprehensive (loss) income, net of tax:	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Total comprehensive (loss) income	(268)	42	(60)	21	(265)	(284)	(284)	552	(281)
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(268)	$42	$(63)	$21	$(268)	$(284)	$(284)	$552	$(284)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(125)	$71	$38	$(105)	$(121)	$(141)	$(141)	$266	$(137)
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(8)	—	(8)	8	(8)	(8)	(8)	16	(8)
Deferred (losses) gains on derivative financial instruments	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Other comprehensive (loss) income, net of tax:	(10)	—	(10)	10	(10)	(10)	(10)	20	(10)
Total comprehensive (loss) income	(135)	71	28	(95)	(131)	(151)	(151)	286	(147)
Less: income attributable to noncontrolling interest	—	—	(4)	—	(4)	—	—	—	(4)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(135)	$71	$24	$(95)	$(135)	$(151)	$(151)	$286	$(151)

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(266)	$42	$(58)	$19	$(263)	$(282)	$(282)	$548	$(279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	141	—	—	—	141	—	—	—	141
Depreciation and amortization	—	117	121	—	238	—	—	—	238
Deferred income taxes	—	—	(47)	—	(47)	—	—	—	(47)
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Equity losses (gains), including distributions	86	(41)	—	(45)	—	266	282	(548)	—
Non-cash share-based compensation expense	—	5	—	—	5	—	—	—	5
Changes in operating assets and liabilities:
Accounts receivable	—	24	43	—	67	—	—	—	67
Inventories	—	—	(4)	—	(4)	—	—	—	(4)
Royalty advances	—	5	(29)	—	(24)	—	—	—	(24)
Accounts payable and accrued liabilities	1	(68)	(61)	32	(96)	—	—	—	(96)
Royalty payables	—	(52)	63	—	11	—	—	—	11
Accrued interest	(20)	—	—	—	(20)	(5)	—	—	(25)
Deferred revenue	—	84	9	—	93	—	—	—	93
Other balance sheet changes	—	(23)	(21)	(6)	(50)	—	—	—	(50)
Net cash (used in) provided by operating activities	(48)	93	16	—	61	(20)	—	—	41
Cash flows from investing activities
Acquisition of music publishing rights	—	(13)	(7)	—	(20)	—	—	—	(20)
Capital expenditures	—	(31)	(15)	—	(46)	—	—	—	(46)
Investments and acquisitions of businesses	—	(10)	(16)	—	(26)	—	—	—	(26)
Advance to issuer	21	—	—	(21)	—	—	—	—	—
Net cash provided by (used in) investing activities	21	(54)	(38)	(21)	(92)	—	—	—	(92)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(20)	—	—	—	(20)	20	—	—	—
Proceeds from the Revolving Credit Facility	490	—	—	—	490	—	—	—	490
Repayment of the Revolving Credit Facility	(490)	—	—	—	(490)	—	—	—	(490)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—	—	—	275	—	—	—	275
Proceeds from issuance of Acquisition Corp. 6.75% Senior Notes	660	—	—	—	660	—	—	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—	—	—	(765)	—	—	—	(765)
Financing costs paid	(104)	—	—	—	(104)	—	—	—	(104)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Amortization of Term Loan	(7)	—	—	—	(7)	—	—	—	(7)
Repayment of capital lease obligations	—	—	(2)	—	(2)	—	—	—	(2)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due (from) to issuer	—	(21)	—	21	—	—	—	—	—
Net cash provided by (used in) financing activities	27	(21)	(4)	21	23	20	—	—	43
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase (decrease) in cash and equivalents	—	18	(31)	—	(13)	—	—	—	(13)
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$34	$108	$—	$142	$—	$—	$—	$142

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(125)	$71	$38	$(105)	$(121)	$(141)	$(141)	$266	$(137)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	85	—	—	—	85	—	—	—	85
Depreciation and amortization	—	116	65	—	181	—	—	—	181
Deferred income taxes	—	—	(13)	—	(13)	—	—	—	(13)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Equity losses (gains), including distributions	(101)	(19)	—	120	—	125	141	(266)	—
Non-cash share-based compensation expense	—	8	—	—	8	—	—	—	8
Changes in operating assets and liabilities:
Accounts receivable	—	13	68	—	81	—	—	—	81
Inventories	—	—	2	—	2	—	—	—	2
Royalty advances	—	(13)	4	—	(9)	—	—	—	(9)
Accounts payable and accrued liabilities	—	188	(268)	—	(80)	—	—	—	(80)
Royalty payables	—	(3)	44	—	41	—	—	—	41
Accrued interest	(28)	—	—	—	(28)	(5)			(33)
Deferred revenue	—	1	24	—	25	—	—	—	25
Other balance sheet changes	1	(15)	17	(15)	(12)	—	—	—	(12)
Net cash (used in) provided by operating activities	(161)	347	(19)	—	167	(20)	—	—	147
Cash flows from investing activities
Acquisition of music publishing rights	—	(32)	(3)	—	(35)	—	—	—	(35)
Capital expenditures	—	(16)	(7)	—	(23)	—	—	—	(23)
Investments and acquisitions of businesses	—	(9)	(9)	—	(18)	—	—	—	(18)
Advance to issuer	385	—	—	(385)	—	—	—	—	—
Net cash provided by (used in) investing activities	385	(57)	(19)	(385)	(76)	—	—	—	(76)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(12)	—	—	—	(12)	12	—	—	—
Proceeds from the Revolving Credit Facility	111	—	—	—	111	—	—	—	111
Repayment of the Revolving Credit Facility	(86)	—	—	—	(86)	—	—	—	(86)
Proceeds from Acquisition Corp. Senior Term Loan Facility	594	—	—	—	594	—	—	—	594
Repayment of Acquisition Corp. Senior Term Loan Facility	(110)	—	—	—	(110)	—	—	—	(110)
Proceeds from issuance of Acquisition Corp. 6.00% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(50)	—	—	—	(50)	—	—	—	(50)
Proceeds from issuance of Acquisition Corp. 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(23)	—	—	—	(23)	—	—	—	(23)
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Financing costs paid	(129)	—	—	—	(129)	—	—	—	(129)
Deferred financing costs paid	(40)	—	—	—	(40)	(2)	—	—	(42)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due (from) to issuer	—	(385)	—	385	—	—	—	—	—
Net cash used in financing activities	(268)	(385)	(2)	385	(270)	10	—	—	(260)
Effect of exchange rate changes on cash and equivalents	—	—	(11)	—	(11)	—	—	—	(11)
Net decrease in cash and equivalents	(44)	(95)	(51)	—	(190)	(10)	—	—	(200)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302
Cash and equivalents at end of period	$—	$10	$92	$—	$102	$—	$—	$—	$102

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 (the “Quarterly Report”).

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

—

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2014 and June 30, 2013. This analysis is presented on both a consolidated and segment basis.

—

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2014 and June 30, 2013 as well as a discussion of our financial condition and liquidity as of June 30, 2014. The discussion of our financial condition and liquidity includes a summary of the key debt compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated historical OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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

We have integrated the sale of digital content into all aspects of our business, including Artist & Repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

Music Publishing Operations

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the composition.

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

Recent Developments

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

Acquisition of Gold Typhoon

On April 29, 2014, we announced that we had signed a definitive agreement to acquire the music catalog and current roster of recording artists of Gold Typhoon Group, one of the most successful independent music companies operating in the Greater China Region.  The Gold Typhoon catalog is one of the largest and most acclaimed collections of local pop and rock music from China, Hong Kong and Taiwan, including many influential and popular releases from the early 1990’s until the present day.  The acquisition was completed on July 22, 2014.

Factors Affecting Results of Operations and Financial Condition

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. These costs amounted to approximately $51 million for the nine months ended June 30, 2014 and were recorded in the consolidated statements of operation, $4 million within product costs and $47 million within general and administrative expense. These costs amounted to approximately $10 million for the nine months ended June 30, 2013 and were recorded in the consolidated statements of operation within general and administrative expense. The total integration costs are expected to be approximately $77 million. All material integration costs are expected to be incurred by the end of fiscal 2015.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $86 million in restructuring costs, currently estimated to be made up of employee-related costs of $78 million, real estate costs of $7 million and other costs of $1 million. Total restructuring costs of $42 million have been incurred during the nine months ended June 30, 2014 with respect to these actions, which consist of $37 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total restructuring costs of $3 million were incurred during the nine months ended June 30, 2013 with respect to these actions, which consisted entirely of employee-related costs. Total restructuring costs of $64 million have been incurred to date under the Restructuring Plan. A significant portion of these charges have resulted in and will continue to result in cash expenditures. Total cash payments of $42 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $86 million in expected restructuring costs does not include other integration and other nonrecurring costs related to the PLG Acquisition noted above that are currently estimated to be $77 million, which do not qualify as restructuring costs.

When completed, these actions are expected to result in cost savings and other synergies of approximately $70 million, primarily within selling, general and administrative expenses. To date, we have realized approximately $30 million in cost savings. We expect to realize the remaining benefits of such synergies over the next 15 months. Although management currently believes such cost savings and other synergies will be realized following the PLG Acquisition, there can be no assurance that these cost savings or any other synergies will be achieved in full.

Severance Charges

We recorded severance charges (unrelated to the PLG Acquisition) of $1 million and $3 million, respectively, for the three and nine months ended June 30, 2014.  We recorded severance charges (unrelated to the PLG Acquisition) of $3 million and $9 million, respectively, for the three and nine months ended June 30, 2013 as part of our actions to further align our cost structure with industry trends.

Expanding Business Models to Offset Declines in Physical Sales

Digital Sales

The global recorded music industry is now both a physical business and a digital business comprised of downloads and streaming. A key part of our strategy to offset declines in physical sales is to expand digital sales. New digital models have enabled us to find additional ways to generate revenues from our music content. We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the United States, for the fiscal year ended September 30, 2013, our Recorded Music digital revenue exceeded our physical revenue. While there are signs of industry stabilization, the industry continues to be impacted as a result of the transition to digital sales. Part of the reason for this gap is the shift in consumer purchasing patterns made possible from new digital models. In the digital space, consumers are now presented with the opportunity to not only purchase entire albums, but to “unbundle” albums and purchase only favorite tracks as single-track downloads.

While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, that may change over time as new digital models, such as streaming and subscription services, continue to develop. According to industry shipments and revenue data released by the RIAA, streaming revenues rose 39% year-over-year in 2013 in the United States, growing streaming’s share of overall industry revenues from 15% to 21%. While streaming revenue growth has offset the decline in download revenue, declines in physical revenue continue to outpace digital revenue’s growth in the recorded music industry. While it is believed within the recorded music industry that growth in digital sales will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy, nor can it be determined how those changes will affect individual markets. We believe it is reasonable to expect that digital margins will generally be higher than physical sales margins as a result of the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return costs. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in mechanical copyright royalties payable to music publishers, which apply in the digital space. As consumer purchasing patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also been seeking to expand our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have been signing recording artists to expanded-rights deals for the last several years. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. We believe that additional revenue from these revenue streams will help to offset declines in physical revenue over time. As we have generally signed newer artists to these deals, increased expanded-rights revenue from these deals is expected to come several years after these deals have been signed as the artists become more successful and are able to generate revenue other than from recorded music sales. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during the nine months ended June 30, 2014. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. We also believe that the strategy of entering into expanded-rights deals and continuing to develop our artist services business will contribute to Recorded Music growth over time. Margins for the various artist services and expanded-rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to net income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access provides the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time or (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The amount of “Acquired EBITDA” at any time shall be equal to the sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The annual fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $6 million and $7 million for the nine months ended June 30, 2014 and June 30, 2013, respectively, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $1 million of reimbursed expenses in each period related to certain consultants with full time roles at the Company.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Revenue by Type
Physical	$202	$178	$24	13%
Digital	299	236	63	27%
Total Physical and Digital	501	414	87	21%
Artist services and expanded-rights	92	68	24	35%
Licensing	63	52	11	21%
Total Recorded Music	656	534	122	23%
Performance	52	51	1	2%
Mechanical	31	33	(2)	-6%
Synchronization	25	26	(1)	-4%
Digital	27	22	5	23%
Other	2	2	—	—%
Total Music Publishing	137	134	3	2%
Intersegment eliminations	(5)	(5)	—	—%
Total Revenue	$788	$663	$125	19%
Revenue by Geographical Location
U.S. Recorded Music	$253	$225	$28	12%
U.S. Music Publishing	51	48	3	6%
Total U.S.	304	273	31	11%
International Recorded Music	403	309	94	30%
International Music Publishing	86	86	—	—%
Total International	489	395	94	24%
Intersegment eliminations	(5)	(5)	—	—%
Total Revenue	$788	$663	$125	19%

Total Revenue

Total revenue increased by $125 million, or 19%, to $788 million for the three months ended June 30, 2014 from $663 million for the three months ended June 30, 2013. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended June 30, 2014, respectively, compared to 80% and 20% for the three months ended June 30, 2013, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 38% and 62% of total revenue, respectively, for the three months ended June 30, 2014 and 41% and 59% of total revenue, respectively, for the three months ended June 30, 2013. Excluding the favorable impact of foreign currency exchange rates, total revenue increased by $114 million, or 17%.

Total revenue for the three months ended June 30, 2014 included the impact of PLG revenue of $102 million. Excluding the impact of PLG, total revenue increased by $23 million, or 4%. This total revenue increase, both including and excluding PLG, reflected the success of a strong Recorded Music release schedule in the current period.

Total digital revenue after intersegment eliminations increased by $67 million, or 26%, to $324 million for the three months ended June 30, 2014 from $257 million for the three months ended June 30, 2013. Total digital revenue represented 41% and 39% of consolidated revenue for the three months ended June 30, 2014 and June 30, 2013, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2014 was comprised of U.S. revenue of $164 million and international revenue of $162 million, or 50% and 50% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2013 was comprised of U.S. revenue of $142 million and international revenue of $116 million, or 55% and 45% of total digital revenue, respectively.

Recorded Music revenue increased by $122 million, or 23%, to $656 million for the three months ended June 30, 2014 from $534 million for the three months ended June 30, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 83% and 80% of consolidated revenues, for the three months ended June 30, 2014 and June 30, 2013, respectively. U.S. Recorded Music revenues were $253 million and $225 million, or 39% and 42% of consolidated Recorded Music revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. International Recorded Music revenues were $403 million and $309 million, or 61% and 58% of consolidated Recorded Music revenues for the three months ended June 30, 2014 and June 30, 2013, respectively.

The overall Recorded Music results reflect the success of a strong release schedule in the current period which included Coldplay’s “Ghost Stories” as well as releases from The Black Keys and Ed Sheeran.  Excluding the impact of PLG, Recorded Music revenue increased $20 million mainly due to digital revenue growth and higher artist services and expanded-rights revenue. Excluding the impact of PLG revenue, physical revenue declined $25 million. The decline was driven by the ongoing shift in demand towards digital products. Excluding the impact of PLG revenue, digital revenue increased $26 million mainly due to the strong release schedule and growth in streaming services. Streaming services revenue grew $69 million in total, and $53 million excluding the impact of PLG, reflecting the increased consumer demand for streaming services. Offsetting this growth was an $8 million decline in digital download revenue, or a $29 million decline excluding the impact of PLG revenue.  Artist services and expanded-rights revenue increased $24 million, or $23 million excluding the impact of PLG, as a result of strong merchandise and managed tour income in the United States and strong concert promotion revenue in Italy. Licensing revenue increased $11 million primarily due to $15 million of licensing revenue from PLG. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $113 million, or 21%.

Music Publishing revenues increased by $3 million, or 2%, to $137 million for the three months ended June 30, 2014 from $134 million for the three months ended June 30, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 17% and 20% of consolidated revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. U.S. Music Publishing revenues were $51 million and $48 million, or 37% and 36%, of Music Publishing revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. International Music Publishing revenues were $86 million, or 63% and 64%, of Music Publishing revenues for the three months ended June 30, 2014 and June 30, 2013, respectively.

The increase in Music Publishing revenue was mainly driven by an increase in digital revenue, which more than offset the decrease in mechanical revenue. The increase in digital revenue was due to an increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenue increased by $1 million, or 1%.

Revenue by Geographical Location

U.S. revenue increased by $31 million, or 11%, to $304 million for the three months ended June 30, 2014 from $273 million for the three months ended June 30, 2013. U.S. Recorded Music revenue increased $28 million, or $6 million excluding the impact of PLG revenue. The PLG results reflected the strong performance from Coldplay’s “Ghost Stories”.  U.S. Recorded Music Physical revenue increased $7 million, but decreased $3 million excluding the impact of PLG revenue. Despite the ongoing shift in demand towards digital product, there was strong performance from certain releases that were more heavily weighted toward physical sales including three deluxe edition catalog reissues from Led Zeppelin. U.S. Recorded Music Digital revenue increased $19 million, or $7 million excluding the impact of PLG revenue mainly due to the strong release schedule and growth in streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased $7 million due to higher merchandise and managed tour income. U.S. Recorded Music licensing revenue decreased $5 million due to lower synchronization revenue. U.S. Music Publishing revenue increased $3 million mainly due to an increase in digital revenue.

International revenue increased by $94 million, or 24%, to $489 million for the three months ended June 30, 2014 from $395 million for the three months ended June 30, 2013. International Recorded Music revenue increased $94 million, or $14 million excluding the impact of PLG revenue. International Recorded Music physical revenue increased $17 million, but decreased $22 million excluding the impact of PLG revenue. The comparative prior quarter included the success of multiple releases more heavily weighted towards physical sales including those from Michael Bublé, Kyary Pamyu Pamyu and Christophe Maé.  International Recorded Music digital revenue increased $44 million, or $19 million excluding the impact of PLG revenue mainly due to the strong release schedule and growth in streaming services. International Recorded Music artist services and expanded-rights revenue increased $17 million due to higher concert promotion revenue in Italy for the Ligabue tour. International Recorded Music Licensing revenue increased $16 million, primarily due to $15 million of licensing revenue from PLG. International Music Publishing revenue remained flat, mainly due to a decline in mechanical revenue that was offset by an increase in digital revenue. Excluding the favorable impact of foreign currency exchange rates, total international revenue increased $83 million, or 20%.

Cost of revenues

Our cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$270	$239	$31	13%
Product costs	147	130	17	13%
Total cost of revenues	$417	$369	$48	13%

Total cost of revenues increased by $48 million, or 13%, to $417 million for the three months ended June 30, 2014 from $369 million for the three months ended June 30, 2013. Expressed as a percentage of revenues, cost of revenues decreased to 53% for the three months ended June 30, 2014 from 56% for the three months ended June 30, 2013 primarily as a result of revenue mix.

Artist and repertoire costs increased by $31 million, or 13%, to $270 million for the three months ended June 30, 2014 from $239 million for the three months ended June 30, 2013 primarily due to higher royalty expense associated with higher revenue. Artist and repertoire costs as a percentage of revenue decreased to 34% for the three months ended June 30, 2014 from 36% for the three months ended June 30, 2013.

Product costs increased by $17 million, or 13%, to $147 million for the three months ended June 30, 2014 from $130 million for the three months ended June 30, 2013. The increase was primarily driven by an increase in revenue. Product costs as a percentage of revenue decreased to 19% for the three months ended June 30, 2014 from 20% for the three months ended June 30, 2013 primarily due to the revenue mix resulting from an increase in the artist services and expanded-rights product costs associated with higher concert promotion revenue, partially offset by lower product costs associated with lower third party distribution revenue. Both concert promotion revenue and revenue associated with third party distribution tend to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Our selling, general and administrative expense was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$176	$130	$46	35%
Selling and marketing expense	128	95	33	35%
Distribution expense	15	13	2	15%
Total selling, general and administrative expense	$319	$238	$81	34%

(1)	Includes depreciation expense of $14 million and $13 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Total selling, general and administrative expense increased by $81 million, or 34%, to $319 million for the three months ended June 30, 2014 from $238 million for the three months ended June 30, 2013. Expressed as a percentage of revenues, selling, general and administrative expense increased to 41% for the three months ended June 30, 2014 from 36% for the three months ended June 30, 2013. Total selling, general and administrative expense includes $14 million of PLG overhead costs.

General and administrative expense increased by $46 million, or 35%, to $176 million for the three months ended June 30, 2014 from $130 million for the three months ended June 30, 2013. The increase in general and administrative expense was primarily due to a $15 million increase in PLG restructuring costs, an $8 million increase in PLG Acquisition related professional fees and other integration costs, including transitional employees, PLG overhead costs, an $8 million increase in variable compensation driven by comparatively low variable compensation in the prior year quarter, and a $14 million increase in facilities cost due to the overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease and costs associated with terminating one of our New York office leases.  These increases were partially offset by a $2 million decrease in share-based compensation. Expressed as a percentage of revenue, general and administrative expense increased to 22% for the three months ended June 30, 2014 from 20% for the three months ended June 30, 2013 as a result of these non-recurring charges.

Selling and marketing expense increased by $33 million, or 35%, to $128 million for the three months ended June 30, 2014 from $95 million for the three months ended June 30, 2013. The increase in selling and marketing expense was largely the result of higher variable marketing spending related to current quarter releases as well as PLG overhead. Expressed as a percentage of revenue, selling and marketing expense increased to 16% for the three months ended June 30, 2014 from 14% for the three months ended June 30, 2013.

Distribution expense increased by $2 million, or 15%, to $15 million for the three months ended June 30, 2014 from $13 million for the three months ended June 30, 2013 due to increases in volume. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended June 30, 2014 and June 30, 2013.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating (loss) income, and further provides the components from operating (loss) income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$66	$69	$(3)	-4%
Depreciation expense	(14)	(13)	(1)	8%
Amortization expense	(67)	(48)	(19)	40%
Operating (loss) income	(15)	8	(23)	—%
Loss on extinguishment of debt	(141)	(2)	(139)	—%
Interest expense, net	(48)	(47)	(1)	2%
Other income (expense), net	4	(2)	6	—%
Loss before income taxes	(200)	(43)	(157)	—%
Income tax benefit (expense)	16	(19)	35	—%
Net loss	(184)	(62)	(122)	—%
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—%
Net loss attributable to Warner Music Group Corp.	$(185)	$(63)	$(122)	—%

OIBDA

OIBDA decreased by $3 million, or 4%, to $66 million for the three months ended June 30, 2014 as compared to $69 million for the three months ended June 30, 2013 as a result of the flow through of higher revenue which was more than offset by increased selling, general and administrative expense mainly due to non-recurring charges related to PLG restructuring and integration costs as well as facilities costs related to moving our headquarters, as noted above. Expressed as a percentage of total revenue, OIBDA decreased to 8% for the three months ended June 30, 2014 from 10% for the three months ended June 30, 2013 as a result of these non-recurring charges.

Depreciation expense

Depreciation expense increased by $1 million, or 8%, to $14 million for the three months ended June 30, 2014 from $13 million for the three months ended June 30, 2013 primarily as a result of the accelerated depreciation related to consolidating our New York office space into our new headquarters.

Amortization expense

Amortization expense increased by $19 million, or 40%, to $67 million for the three months ended June 30, 2014 from $48 million for the three months ended June 30, 2013 due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Operating (loss) income

Operating (loss) income decreased by $23 million, to an operating loss of $15 million, for the three months ended June 30, 2014 from operating income of $8 million for the three months ended June 30, 2013. The decrease in operating income was primarily due to the factors that led to the decrease in OIBDA noted above and the increase in amortization expense, as noted above.

Loss on extinguishment of debt

On April 9, 2014, we completed the 2014 Refinancing. We made a redemption payment of $869 million, which included the repayment of our previously outstanding $765 million 11.5% Senior Notes due 2018, tender/call premiums of $85 million and consent fees of approximately $19 million. As a result, we recorded a $141 million loss on the extinguishment of debt for the three months ended June 30, 2014, which represents the difference between the redemption payment and the carrying value of the debt, including unamortized discounts of $13 million and unamortized debt and issuance costs of $24 million as of the refinancing date.  On June 21, 2013, we redeemed 10% of our then outstanding Senior Secured Notes due 2021. As a result, we recorded a loss on extinguishment of debt of $2 million for the three months ended June 30, 2013, which represents the premium paid on early redemption.

Interest expense, net

Our interest expense, net, increased by $1 million, or 2%, to $48 million for the three months ended June 30, 2014 from $47 million for the three months ended June 30, 2013. The increase was primarily driven by the additional debt incurred as a result of the PLG Acquisition, partially offset by lower interest rates as a result of the refinancing of certain debt obligations in the prior fiscal year as well as the paydown of debt in the prior fiscal year.

Other income (expense), net

Other income (expense), net, includes net hedging gains or losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity gains or losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit (expense)

We incurred an income tax benefit of $16 million for the three months ended June 30, 2014 as compared to an income tax expense of $19 million for the three months ended June 30, 2013. The increase in the income tax benefit primarily relates to a higher pretax loss as a result of the loss on extinguishment of debt related to the 2014 Refinancing, the PLG restructuring costs and the PLG Acquisition related professional fees and other integration costs for the three months ending June 30, 2014.

Net loss

Net loss increased by $122 million, to a net loss of $184 million for the three months ended June 30, 2014 from net loss of $62 million for the three months ended June 30, 2013 mainly as a result of the loss on extinguishment of debt and increased operating losses, offset by an income tax benefit described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for both the three months ended June 30, 2014 and the three months ended June 30, 2013.

Business Segment Results

Revenue, OIBDA and operating (loss) income by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Recorded Music
Revenue	$656	$534	$122	23%
OIBDA	71	62	9	15%
Operating income	$11	$22	$(11)	-50%
Music Publishing
Revenue	$137	$134	$3	2%
OIBDA	24	28	(4)	-14%
Operating income	$6	$11	$(5)	-45%
Corporate expenses and eliminations
Revenue elimination	$(5)	$(5)	$—	—%
OIBDA	(29)	(21)	(8)	38%
Operating loss	$(32)	$(25)	$(7)	28%
Total
Revenue	$788	$663	$125	19%
OIBDA	66	69	(3)	-4%
Operating (loss) income	$(15)	$8	$(23)	—%

Recorded Music

Revenues

Recorded Music revenue increased by $122 million, or 23%, to $656 million for the three months ended June 30, 2014 from $534 million for the three months ended June 30, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 83% and 80% of consolidated revenues, for the three months ended June 30, 2014 and June 30, 2013, respectively. U.S. Recorded Music revenues were $253 million and $225 million, or 39% and 42% of consolidated Recorded Music revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. International Recorded Music revenues were $403 million and $309 million, or 61% and 58% of consolidated Recorded Music revenues for the three months ended June 30, 2014 and June 30, 2013, respectively.

The overall Recorded Music results reflect the success of a strong release schedule in the current period which included Coldplay’s “Ghost Stories” as well as releases from The Black Keys and Ed Sheeran.  Excluding the impact of PLG, Recorded Music revenue increased $20 million mainly due to digital revenue growth and higher artist services and expanded-rights revenue. Excluding the impact of PLG revenue, physical revenue declined $25 million. The decline was driven by the ongoing shift in demand towards digital products. Excluding the impact of PLG revenue, digital revenue increased $26 million mainly due to the strong release schedule and growth in streaming services. Streaming services revenue grew $69 million in total, and $53 million excluding the impact of PLG, reflecting the increased consumer demand for streaming services. Offsetting this growth was an $8 million decline in digital download revenue, or a $29 million decline excluding the impact of PLG revenue.  Artist services and expanded-rights revenue increased $24 million, or $23 million excluding the impact of PLG, as a result of strong merchandise and managed tour income in the United States and strong concert promotion revenue in Italy. Licensing revenue increased $11 million primarily due to $15 million of licensing revenue from PLG. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $113 million, or 21%.

Cost of revenues

Recorded Music cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$178	$153	$25	16%
Product costs	147	130	17	13%
Total cost of revenues	$325	$283	$42	15%

Recorded Music cost of revenues increased by $42 million, or 15%, to $325 million for the three months ended June 30, 2014 from $283 million for the three months ended June 30, 2013. Recorded Music artist and repertoire costs increased by $25 million, or 16%, to $178 million for the three months ended June 30, 2014 from $153 million for the three months ended June 30, 2013 primarily due to higher royalty expense associated with higher revenue. Recorded Music product costs increased by $17 million, or 13%, to $147 million for the three months ended June 30, 2014 from $130 million for the three months ended June 30, 2013. The increase was primarily driven by an increase in revenue.  Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 50% for the three months ended June 30, 2014 from 53% for the three months ended June 30, 2013 primarily due to the revenue mix resulting from an increase in the artist services and expanded-rights product costs associated with higher concert promotion revenue, partially offset by lower product costs associated with lower third party distribution revenue. Both concert promotion revenue and revenue associated with third party distribution tend to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$128	$90	$38	42%
Selling and marketing expense	126	94	32	34%
Distribution expense	15	13	2	15%
Total selling, general and administrative expense	$269	$197	$72	37%

(1)	Includes depreciation expense of $9 million and $8 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Recorded Music selling, general and administrative expense increased by $72 million, or 37%, to $269 million for the three months ended June 30, 2014 from $197 million for the three months ended June 30, 2013. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 41% for the three months ended June 30, 2014 from 37% for the three months ended June 30, 2013. Recorded Music selling, general and administrative expense includes $14 million of PLG overhead costs.

Recorded Music general and administrative expense increased by $38 million, or 42%, to $128 million for the three months ended June 30, 2014 from $90 million for the three months ended June 30, 2013. The increase in general and administrative expense was primarily due to a $15 million increase in PLG restructuring costs, an $11 million increase in PLG Acquisition related professional fees and other integration costs, including transitional employees, PLG overhead costs and a $4 million increase in variable compensation driven by comparatively low variable compensation in the prior year quarter.  Expressed as a percentage of Recorded Music revenue, Recorded Music general and administrative expense increased to 20% for the three months ended June 30, 2014 from 17% for the three months ended June 30, 2013 as a result of these non-recurring charges.

Recorded Music selling and marketing expense increased by $32 million, or 34%, to $126 million for the three months ended June 30, 2014 from $94 million for the three months ended June 30, 2013. The increase in selling and marketing expense was largely the result of higher variable marketing spending related to current quarter releases as well as PLG overhead. Expressed as a percentage of revenue, selling and marketing expense increased to 19% for the three months ended June 30, 2014 from 18% for the three months ended June 30, 2013.

Recorded Music distribution expense increased by $2 million, or 15%, to $15 million for the three months ended June 30, 2014 from $13 million for the three months ended June 30, 2013. Expressed as a percentage of revenue, distribution expense remained flat at 2% or the three months ended June 30, 2014 and June 30, 2013.

OIBDA and Operating (Loss) Income

Recorded Music operating (loss) income was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$71	$62	$9	15%
Depreciation and amortization	(60)	(40)	(20)	50%
Operating income	$11	$22	$(11)	-50%

Recorded Music OIBDA increased by $9 million, or 15%, to $71 million for the three months ended June 30, 2014 from $62 million for the three months ended June 30, 2013 as a result of the flow through of higher Recorded Music revenue offset by the increased Recorded Music selling general and administrative expense mainly due to non-recurring charges related to PLG restructuring and integration costs, as noted above. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 11% for the three months ended June 30, 2014 from 12% for the three months ended June 30, 2013 as a result of these non-recurring charges.

Recorded Music operating income decreased by $11 million due to the $20 million increase in Recorded Music depreciation and amortization expense due to the PLG Acquisition and the resulting increase in amortizable intangible assets partially offset by the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Music Publishing revenues increased by $3 million, or 2%, to $137 million for the three months ended June 30, 2014 from $134 million for the three months ended June 30, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 17% and 20% of consolidated revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. U.S. Music Publishing revenues were $51 million and $48 million, or 37% and 36%, of Music Publishing revenues for the three months ended June 30, 2014 and June 30, 2013, respectively. International Music Publishing revenues were $86 million, or 63% and 64%, of Music Publishing revenues for the three months ended June 30, 2014 and June 30, 2013, respectively.

The increase in Music Publishing revenue was mainly driven by an increase in digital revenue, which more than offset the decrease in mechanical revenue. The increase in digital revenue was due to an increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenue increased by $1 million, or 1%.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$97	$91	$6	7%
Total cost of revenues	$97	$91	$6	7%

Music Publishing cost of revenues increased by $6 million, or 7%, to $97 million for the three months ended June 30, 2014 from $91 million for the three months ended June 30, 2013, primarily driven by the increase in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 71% for the three months ended June 30, 2014 from 68% for the three months ended June 30, 2013 primarily due to the flow through of certain higher margin deals in the prior-year quarter.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$17	$15	$2	13%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$18	$16	$2	13%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Music Publishing selling, general and administrative expense increased by $2 million, or 13%, to $18 million for the three months ended June 30, 2014 from $16 million for the three months ended June 30, 2013 primarily driven by an increase in variable compensation. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 13% for the three months ended June 30, 2014 from 12% for the three months ended June 30, 2013.

OIBDA and Operating Income

Music Publishing operating income was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$24	$28	$(4)	-14%
Depreciation and amortization	(18)	(17)	(1)	6%
Operating income	$6	$11	$(5)	-45%

Music Publishing OIBDA decreased by $4 million, or 14%, to $24 million for the three months ended June 30, 2014 from $28 million for the three months ended June 30, 2013 as a result of the flow through of higher Music Publishing cost of revenues due to the revenue mix which varies from quarter to quarter, and higher Music Publishing general and administrative expense. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 18% for the three months ended June 30, 2014 from 21% for the three months ended June 30, 2013 primarily due to the flow through of certain higher margin deals in the prior-year quarter.

Music Publishing operating income decreased by $5 million due to the factors that led to the decrease in Music Publishing OIBDA noted above as well as the $1 million increase in Music Publishing depreciation expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $8 million to $29 million for the three months ended June 30, 2014 from $21 million for the three months ended June 30, 2013. The increase was primarily due to an $11 million increase in facilities cost due to the costs associated with terminating one of our New York office leases and overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease, partially offset by a $3 million decrease in professional fees related to our participation in the sales process and acquisition of PLG.

Our operating loss from corporate expenses and eliminations increased by $7 million to $32 million for the three months ended June 30, 2014 from $25 million for the three months ended June 30, 2013 due to the increase in OIBDA loss noted above offset by a $1 million decrease in depreciation expense.

Nine Months Ended June 30, 2014 Compared with Nine Months Ended June 30, 2013

Consolidated Historical Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Revenue by Type
Physical	$620	$667	$(47)	-7%
Digital	828	735	93	13%
Total Physical and Digital	1,448	1,402	46	3%
Artist services and expanded-rights	238	178	60	34%
Licensing	196	165	31	19%
Total Recorded Music	1,882	1,745	137	8%
Performance	150	146	4	3%
Mechanical	80	86	(6)	-7%
Synchronization	78	75	3	4%
Digital	71	62	9	15%
Other	8	8	—	—%
Total Music Publishing	387	377	10	3%
Intersegment eliminations	(13)	(15)	2	-13%
Total Revenue	$2,256	$2,107	$149	7%
Revenue by Geographical Location
U.S. Recorded Music	$702	$733	$(31)	-4%
U.S. Music Publishing	144	139	5	4%
Total U.S.	846	872	(26)	-3%
International Recorded Music	1,180	1,012	168	17%
International Music Publishing	243	238	5	2%
Total International	1,423	1,250	173	14%
Intersegment eliminations	(13)	(15)	2	-13%
Total Revenue	$2,256	$2,107	$149	7%

Total Revenue

Total revenue increased by $149 million, or 7%, to $2.256 billion for the nine months ended June 30, 2014 from $2.107 billion for the nine months ended June 30, 2013. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the nine months ended June 30, 2014 compared to 82% and 18% for the nine months ended June 30, 2013, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 37% and 63% of total revenue for the nine months ended June 30, 2014 and 41% and 59% of total revenue for the nine months ended June 30, 2013. The weighting of U.S. versus international revenue changed primarily due to the additional PLG revenue which is more internationally weighted. Excluding the favorable impact of foreign currency exchange rates, total revenue increased by $148 million, or 7%.

Total revenue for the nine months ended June 30, 2014 included the impact of PLG revenue of $248 million. Excluding the impact of PLG, total revenue decreased by $99 million, or 5%. The total revenue decline, excluding PLG, was primarily due to an overall light year-to-date release schedule that was stronger in the current quarter but lighter in the first half of the fiscal year, partially offset by Music Publishing strength in performance, synchronization and digital revenue.

Total digital revenue after intersegment eliminations increased by $102 million, or 13%, to $895 million for the nine months ended June 30, 2014 from $793 million for the nine months ended June 30, 2013. Total digital revenue represented 40% and 38% of consolidated revenue for the nine months ended June 30, 2014 and June 30, 2013, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2014 was comprised of U.S. revenue of $450 million and international revenue of $449 million, or 50% and 50% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2013 was comprised of U.S. revenue of $438 million and international revenue of $359 million, or 55% and 45% of total digital revenue, respectively.

Recorded Music revenue increased by $137 million, or 8%, to $1.882 billion for the nine months ended June 30, 2014 from $1.745 billion for the nine months ended June 30, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 83% and 82% of consolidated revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively. U.S. Recorded Music revenues were $702 million and $733 million, or 37% and 42%, of consolidated Recorded Music revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively. International Recorded Music revenues were $1.180 billion and $1.012 billion, or 63% and 58%, of consolidated Recorded Music revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively.

The overall Recorded Music results include $248 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $111 million due to an overall light year-to-date release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue. Excluding the impact of PLG revenue, physical revenue declined $169 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. We continued to see growth in streaming services revenue, which grew $157 million in total, and $117 million excluding the impact of PLG revenue, reflecting the increased consumer demand for streaming services. Offsetting this growth was a $59 million decline in digital download revenue, or a $106 million decline excluding the impact of PLG revenue. Artist services and expanded-rights revenue increased $60 million, or $56 million excluding the impact of PLG, primarily as a result of strong concert promotion revenue in Europe due to the timing of tours. Licensing revenue increased $31 million primarily due to $34 million of licensing revenue from PLG. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $138 million, or 8%.

Music Publishing revenues increased by $10 million, or 3%, to $387 million for the nine months ended June 30, 2014 from $377 million for the nine months ended June 30, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 17% and 18% of consolidated revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively. U.S. Music Publishing revenues were $144 million and $139 million, or 37%, of Music Publishing revenues for both the nine months ended June 30, 2014 and June 30, 2013. International Music Publishing revenues were $243 million and $238 million, or 63%, of Music Publishing revenues for both the nine months ended June 30, 2014 and June 30, 2013.

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue. The increase in performance revenue was driven by the timing of collection society distributions. The increase in synchronization revenue was driven by increases in commercial income, karaoke licensing income and video game income due to new licensing deals, partially offset by a decline in television program income. In addition, digital revenue continued to grow primarily due to a $10 million increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenue increased by $8 million, or 2%.

Revenue by Geographical Location

U.S. revenue decreased by $26 million, or 3%, to $846 million for the nine months ended June 30, 2014 from $872 million for the nine months ended June 30, 2013. U.S. Recorded Music revenue decreased $31 million, or $75 million excluding the impact of PLG revenue.  The primary driver was the decrease in U.S. Recorded Music physical revenue which declined $46 million, or $61 million excluding the impact of PLG revenue.  The physical decline was due to the ongoing shift in demand towards digital product and as well as the timing of the release schedule in the current period. U.S. Recorded Music digital revenue increased $8 million, but decreased $19 million excluding the impact of PLG revenue. This decline reflected a comparatively light release schedule in the current period. U.S. Recorded Music artist services and expanded-rights revenue increased $8 million due to higher merchandise and managed tour income. U.S. Music Publishing revenue increased $5 million primarily due to an increase of $4 million in synchronization revenue as a result of an increase in commercial income, a $4 million increase in digital revenue due to an increase in streaming services revenue, partially offset by a decline in mechanical revenue of $1 million.

International revenue increased by $173 million, or 14%, to $1.423 billion for the nine months ended June 30, 2014 from $1.250 billion for the nine months ended June 30, 2013. International Recorded Music revenue increased $168 million, but decreased $36 million excluding the impact of PLG revenue. International Recorded Music physical revenue decreased $1 million, or $108 million excluding the impact of PLG revenue. The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule in the current period. Offsetting this decrease was an increase in digital revenue of $85 million, or $24 million excluding the impact of PLG revenue. The main driver of the $24 million increase was a $70 million increase in streaming services revenue, reflecting the increased consumer demand and increasing availability of streaming access models internationally, offset by a $42 million decline in digital download revenue and a $4 million decline in mobile revenue. International Recorded Music artist services and expanded-rights revenue increased $52 million, or $48 million excluding PLG revenue, due to higher concert promotion revenue. The $48 million increase was due to a $34 million increase in Italy for tours from artists including Ligabue, a $24 million increase in France for tours from artists including Christophe Maé, partially offset by a $14 million decrease in Japan, resulting from the Superfly tour in the prior year period. International Recorded Music Licensing revenue increased $32 million primarily due to PLG. International Music Publishing revenue increased $5 million primarily due to a $5 million increase in performance revenue due to the timing of a collection society distribution and a $5 million increase in digital revenue due to an increase in streaming services revenue, partially offset by a $5 million decline in mechanical revenue driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total international revenue increased $172 million, or 14%.

Cost of revenues

Our cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$753	$718	$35	5%
Product costs	424	385	39	10%
Total cost of revenues	$1,177	$1,103	$74	7%

Total cost of revenues increased by $74 million, or 7%, to $1.177 billion for the nine months ended June 30, 2014 from $1.103 billion for the nine months ended June 30, 2013. Expressed as a percentage of revenues, cost of revenues remained flat at 52% for both the nine months ended June 30, 2014 and June 30, 2013.

Artist and repertoire costs increased by $35 million, or 5%, to $753 million for the nine months ended June 30, 2014 from $718 million for the nine months ended June 30, 2013 primarily due to higher royalty expense associated with higher revenues. Artist and repertoire costs as a percentage of revenue revenues decreased slightly to 33% for the nine months ended June 30, 2014 from 34% for the nine months ended June 30, 2013.

Product costs increased by $39 million, or 10%, to $424 million for the nine months ended June 30, 2014 from $385 million for the nine months ended June 30, 2013. The increase was primarily driven by an increase in revenue. Product costs also includes $4 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Product costs as a percentage of revenue increased slightly to 19% for the nine months ended June 30, 2014 from 18% for the nine months ended June 30, 2013, primarily due to the revenue mix resulting from an increase in the artist services and expanded-rights product costs associated with higher concert promotion revenue, partially offset by lower product costs associated with lower third party distribution revenue. Both concert promotion revenue and revenue associated with third party distribution tend to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Our selling, general and administrative expense was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$496	$392	$104	27%
Selling and marketing expense	344	311	33	11%
Distribution expense	45	42	3	7%
Total selling, general and administrative expense	$885	$745	$140	19%

(1)	Includes depreciation expense of $39 million and $38 million for the nine months ended June 30, 2014 and June 30, 2013, respectively.

Total selling, general and administrative expense increased by $140 million, or 19%, to $885 million for the nine months ended June 30, 2014 from $745 million for the nine months ended June 30, 2013. Expressed as a percentage of revenues, selling, general and administrative expense increased to 39% for the nine months ended June 30, 2014 from 35% for the nine months ended June 30, 2013. Total selling, general and administrative expense includes $40 million of PLG overhead costs.

General and administrative expense increased by $104 million, or 27%, to $496 million for the nine months ended June 30, 2014 from $392 million for the nine months ended June 30, 2013. The increase in general and administrative expense was primarily due to a $39 million increase in PLG restructuring costs, a $37 million increase in PLG Acquisition related professional fees from our participation in the sales process and other integration costs, including transitional employees, PLG overhead costs, and an $18 million increase in facilities cost due to the overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease and costs associated with terminating one of our New York office leases. These increases were partially offset by a $9 million decrease in variable compensation, a $6 million decrease in severance charges unrelated to the PLG Acquisition and a $3 million decrease in share-based compensation expense. Expressed as a percentage of revenue, general and administrative expense increased to 22% for the nine months ended June 30, 2014 from 19% for the nine months ended June 30, 2013 as a result of these non-recurring charges.

Selling and marketing expense increased by $33 million, or 11%, to $344 million for the nine months ended June 30, 2014 from $311 million for the nine months ended June 30, 2013. Selling and marketing expense increased in line with the increase in revenue and was largely the result of higher variable marketing spending. Expressed as a percentage of revenue, selling and marketing expense remained flat at 15% for both the nine months ended June 30, 2014 and June 30, 2013.

Distribution expense increased by $3 million, or 7%, to $45 million for the nine months ended June 30, 2014 from $42 million for the nine months ended June 30, 2013. Expressed as a percentage of revenue, distribution expense remained flat at 2% for both the nine months ended June 30, 2014 and June 30, 2013.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating (loss) income, and further provides the components from operating (loss) income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$233	$297	$(64)	-22%
Depreciation expense	(39)	(38)	(1)	3%
Amortization expense	(199)	(143)	(56)	39%
Operating (loss) income	(5)	116	(121)	-104%
Loss on extinguishment of debt	(141)	(85)	(56)	66%
Interest expense, net	(157)	(149)	(8)	5%
Other expense, net	(3)	(11)	8	-73%
Loss before income taxes	(306)	(129)	(177)	137%
Income tax benefit (expense)	27	(8)	35	—%
Net loss	(279)	(137)	(142)	104%
Less: Income attributable to noncontrolling interest	(3)	(4)	1	-25%
Net loss attributable to Warner Music Group Corp.	$(282)	$(141)	$(141)	100%

OIBDA

OIBDA decreased by $64 million, or 22%, to $233 million for the nine months ended June 30, 2014 as compared to $297 million for the nine months ended June 30, 2013 primarily as a result of increased selling, general and administrative expense mainly due to non-recurring charges related to PLG restructuring and integration costs as well as facilities costs related to moving our headquarters, as noted above. Expressed as a percentage of total revenue, OIBDA decreased to 10% for the nine months ended June 30, 2014 from 14% for the nine months ended June 30, 2013.

Depreciation expense

Depreciation expense increased by $1 million, or 3%, to $39 million for the three months ended June 30, 2014 from $38 million for the three months ended June 30, 2013.

Amortization expense

Amortization expense increased by $56 million, or 39%, to $199 million for the nine months ended June 30, 2014 from $143 million for the nine months ended June 30, 2013 due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Operating (loss) income

Operating (loss) income decreased by $121 million, or 104%, to an operating loss of $5 million for the nine months ended June 30, 2014 from operating income of $116 million for the nine months ended June 30, 2013. The decrease in operating (loss) income was due to the factors that led to the decrease in OIBDA noted above and the increase in depreciation and amortization expense, as noted above.

Loss on extinguishment of debt

On April 9, 2014, we completed the 2014 Refinancing. We made a redemption payment of $869 million, which included the repayment of our previously outstanding $765 million 11.5% Senior Notes due 2018, tender/call premiums of $85 million and consent fees of approximately $19 million.  As a result, we recorded a $141 million loss on the extinguishment of debt for the nine months ended June 30, 2014, which represents the difference between the redemption payment and the carrying value of the debt, including unamortized discounts of $13 million and unamortized debt and issuance costs of $24 million as of the refinancing date.

On November 1, 2012, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. We made a redemption payment of $1.377 billion, which included the repayment of our previously outstanding $1.250 billion Old Secured Notes, tender/call premiums of $93 million and consent fees of approximately $34 million. As a result, we recorded an $83 million loss on the extinguishment of debt for the nine months ended June 30, 2013, which represents the difference between the redemption payment and the carrying value of the debt as of the refinancing date. Additionally, on June 21, 2013, we redeemed 10% of our then outstanding Senior Secured Notes due 2021. As a result, we recorded an additional loss on the extinguishment of debt of $2 million for the nine months ended June 30, 2013, which represents the premium paid on early redemption.

Interest expense, net

Interest expense, net, increased by $8 million, or 5%, to $157 million for the nine months ended June 30, 2014 from $149 million for the nine months ended June 30, 2013. The increase was primarily driven by the additional debt incurred as a result of the PLG Acquisition, partially offset by lower interest rates as a result of the refinancing of certain debt obligations in the prior fiscal year as well as the paydown of debt in the prior fiscal year.

Other expense, net

Other expense, net, decreased by $8 million, or 73%, to $3 million for the nine months ended June 30, 2014 as compared to $11 million for the nine months ended June 30, 2013. Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

Income tax benefit (expense)

We incurred an income tax benefit of $27 million for the nine months ended June 30, 2014 as compared to an income tax expense of $8 million for the nine months ended June 30, 2013. The increase in the income tax benefit primarily relates to a higher pretax loss as a result of the 2014 Refinancing and related loss on extinguishment of debt, the PLG restructuring costs and the PLG Acquisition related professional fees and other integration costs for the nine months ended June 30, 2014.

Net loss

Net loss increased by $142 million, or 104%, to $279 million for the nine months ended June 30, 2014 from $137 million for the nine months ended June 30, 2013 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $3 million for the nine months ended June 30, 2014 and $4 million for the nine months ended June 30, 2013.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Recorded Music
Revenue	$1,882	$1,745	$137	8%
OIBDA	203	262	(59)	-23%
Operating income	$27	$141	$(114)	-81%
Music Publishing
Revenue	$387	$377	$10	3%
OIBDA	98	97	1	1%
Operating income	$45	$47	$(2)	-4%
Corporate expenses and eliminations
Revenue elimination	$(13)	$(15)	$2	-13%
OIBDA	(68)	(62)	(6)	10%
Operating loss	$(77)	$(72)	$(5)	7%
Total
Revenue	$2,256	$2,107	$149	7%
OIBDA	233	297	(64)	-22%
Operating (loss) income	$(5)	$116	$(121)	-104%

Recorded Music

Revenues

Recorded Music revenue increased by $137 million, or 8%, to $1.882 billion for the nine months ended June 30, 2014 from $1.745 billion for the nine months ended June 30, 2013. Prior to intersegment eliminations, Recorded Music revenues represented 83% and 82% of consolidated revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively. U.S. Recorded Music revenues were $702 million and $733 million, or 37% and 42%, of consolidated Recorded Music revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively. International Recorded Music revenues were $1.180 billion and $1.012 billion, or 63% and 58%, of consolidated Recorded Music revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively.

The overall Recorded Music results include $248 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $111 million due to an overall light year-to-date release schedule, which was reflected in our physical and digital results, partially offset by strong artist services and expanded-rights revenue. Excluding the impact of PLG revenue, physical revenue declined $169 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by a comparatively light release schedule in the current period. We continued to see growth in streaming services revenue, which grew $157 million in total, and $117 million excluding the impact of PLG revenue, reflecting the increased consumer demand for streaming services. Offsetting this growth was a $59 million decline in digital download revenue, or a $106 million decline excluding the impact of PLG revenue. Artist services and expanded-rights revenue increased $60 million, or $56 million excluding the impact of PLG, primarily as a result of strong concert promotion revenue in Europe due to the timing of tours. Licensing revenue increased $31 million primarily due to $34 million of licensing revenue from PLG. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $138 million, or 8%.

Cost of revenues

Recorded Music cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$529	$500	$29	6%
Product costs	424	385	39	10%
Total cost of revenues	$953	$885	$68	8%

Recorded Music cost of revenues increased by $68 million, or 8%, to $953 million for the nine months ended June 30, 2014 from $885 million for the nine months ended June 30, 2013. The increase in Recorded Music artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The increase in Recorded Music product costs was primarily driven by an increase in revenue. Recorded Music product costs also includes $4 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues remained flat at 51% for both the nine months ended June 30, 2014 and June 30, 2013, primarily due to the revenue mix resulting from an increase in the artist services and expanded-rights product costs associated with higher concert promotion revenue, partially offset by lower product costs associated with lower third party distribution revenue. Both concert promotion revenue and revenue associated with third party distribution tend to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Recorded Music selling, general and administrative expense was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$367	$273	$94	34%
Selling and marketing expense	340	307	33	11%
Distribution expense	45	42	3	7%
Total selling, general and administrative expense	$752	$622	$130	21%

(1)	Includes depreciation expense of $26 million and $24 million for the nine months ended June 30, 2014 and June 30, 2013, respectively.

Recorded Music selling, general and administrative expense increased by $130 million, or 21%, to $752 million for the nine months ended June 30, 2014 from $622 million for the nine months ended June 30, 2013. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 40% for the nine months ended June 30, 2014 from 36% for the nine months ended June 30, 2013. Recorded Music selling, general and administrative expense includes $40 million of PLG overhead costs.

Recorded Music general and administrative expense increased by $94 million, or 34%, to $367 million for the nine months ended June 30, 2014 from $273 million for the nine months ended June 30, 2013. The increase in Recorded Music general and administrative expense was primarily due to a $39 million increase in PLG restructuring costs, a $43 million increase in PLG Acquisition related professional fees and other integration costs, including transitional employees and PLG overhead costs.  These increases were partially offset by a $10 million decrease in variable compensation, a $6 million decrease in severance charges unrelated to the PLG Acquisition and a $2 million decrease in share-based compensation expense. Expressed as a percentage of Recorded Music revenue, Recorded Music general and administrative expense increased to 20% for the nine months ended June 30, 2014 from 16% for the nine months ended June 30, 2013 as a result of these non-recurring charges.

Recorded Music selling and marketing expense increased by $33 million, or 11%, to $340 million for the nine months ended June 30, 2014 from $307 million for the nine months ended June 30, 2013. Recorded Music selling and marketing expense increased in line with the increase in revenue and was largely the result of higher variable marketing spending. Expressed as a percentage of Recorded Music revenue, Recorded Music selling and marketing expense remained flat at 18% for both the nine months ended June 30, 2014 and June 30, 2013.

Recorded Music distribution expense increased by $3 million, or 7%, to $45 million for the nine months ended June 30, 2014 from $42 million for the nine months ended June 30, 2013. Expressed as a percentage of Recorded Music revenue, Recorded Music distribution expense remained flat at 2% for both the nine months ended June 30, 2014 and June 30, 2013.

OIBDA and Operating Income

Recorded Music operating income was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$203	$262	$(59)	-23%
Depreciation and amortization	(176)	(121)	(55)	45%
Operating income	$27	$141	$(114)	-81%

Recorded Music OIBDA decreased by $59 million, or 23%, to $203 million for the nine months ended June 30, 2014 from $262 million for the nine months ended June 30, 2013 as a result of the flow through of higher Recorded Music revenue offset by increased Recorded Music selling, general and administrative expense mainly due to non-recurring charges related to PLG restructuring and integration costs, as noted above. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 11% for the nine months ended June 30, 2014 from 15% for the nine months ended June 30, 2013. This percentage decrease was primarily driven by the increase in costs as a percentage of revenue for Recorded Music selling, general and administrative expense as a result of these non-recurring charges.

Recorded Music operating income decreased by $114 million, or 81%, due to the factors that led to the decrease in Recorded Music OIBDA noted above and the increase in Recorded Music amortization expense due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Music Publishing

Revenues

Music Publishing revenues increased by $10 million, or 3%, to $387 million for the nine months ended June 30, 2014 from $377 million for the nine months ended June 30, 2013. Prior to intersegment eliminations, Music Publishing revenues represented 17% and 18% of consolidated revenues for the nine months ended June 30, 2014 and June 30, 2013, respectively. U.S. Music Publishing revenues were $144 million and $139 million, or 37%, of Music Publishing revenues for both the nine months ended June 30, 2014 and June 30, 2013. International Music Publishing revenues were $243 million and $238 million, or 63%, of Music Publishing revenues for both the nine months ended June 30, 2014 and June 30, 2013.

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue. The increase in performance revenue was driven by the timing of collection society distributions. The increase in synchronization revenue was driven by increases in commercial income, karaoke licensing income and video game income due to new licensing deals, partially offset by a decline in television program income. In addition, digital revenue continued to grow primarily due to a $10 million increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenue increased by $8 million, or 2%.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$237	$233	$4	2%
Total cost of revenues	$237	$233	$4	2%

Music Publishing cost of revenues increased by $4 million, or 2%, to $237 million for the nine months ended June 30, 2014 from $233 million for the nine months ended June 30, 2013, primarily driven by the increase in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased slightly to 61% for the nine months ended June 30, 2014 from 62% for the nine months ended June 30, 2013 due to the revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expense was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$55	$49	$6	12%
Selling and marketing expense	1	2	(1)	-50%
Total selling, general and administrative expense	$56	$51	$5	10%

(1)	Includes depreciation expense of $4 million for both the nine months ended June 30, 2014 and June 30, 2013.

Music Publishing selling, general and administrative expense increased by $5 million, or 10%, to $56 million for the nine months ended June 30, 2014 from $51 million for the nine months ended June 30, 2013 primarily driven by an increase in variable compensation, an increase in professional fees including non-capitalized computer consulting costs related to IT investments. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 14% for both the nine months ended June 30, 2014 and June 30, 2013.

OIBDA and Operating Income

Music Publishing operating income was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$98	$97	$1	1%
Depreciation and amortization	(53)	(50)	(3)	6%
Operating income	$45	$47	$(2)	-4%

Music Publishing OIBDA increased by $1 million, or 1%, to $98 million for the nine months ended June 30, 2014 from $97 million for the nine months ended June 30, 2013 as a result of the flow through of higher Music Publishing revenue slightly offset by increased Music Publishing selling, general and administrative expense. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 25% for the nine months ended June 30, 2014 from 26% for the nine months ended June 30, 2013.

Music Publishing operating income decreased by $2 million, or 4%, due to the factors that led to the increase in Music Publishing OIBDA noted above offset by the $3 million increase in Music Publishing depreciation and amortization expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $6 million to $68 million for the nine months ended June 30, 2014 from $62 million for the nine months ended June 30, 2013. The increase was primarily due to a $12 million increase in facilities cost due to the costs associated with terminating one of our New York office leases and overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease offset by a $6 million decrease in professional fees related to our participation in the sales process and acquisition of PLG.

Our operating loss from corporate expenses and eliminations increased by $5 million to $77 million for the nine months ended June 30, 2014 from $72 million for the nine months ended June 30, 2013 due to the increase in OIBDA loss noted above offset by a $1 million decrease in depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition

At June 30, 2014, we had $3.046 billion of debt, $142 million of cash and equivalents (net debt of $2.904 billion, defined as total debt less cash and equivalents) and $442 million in Warner Music Group Corp. equity. This compares to $2.867 billion of debt, $155 million of cash and equivalents (net debt of $2.712 billion, defined as total debt less cash and equivalents) and $726 million of Warner Music Group Corp. equity at September 30, 2013. Net debt increased by $192 million during the nine months ended June 30, 2014 primarily as a result of the 2014 Refinancing and a $13 million decrease in cash and equivalents.

The $284 million decrease in Warner Music Group Corp. equity during the nine months ended June 30, 2014 was primarily due to $282 million of net loss for the nine months ended June 30, 2014.

Cash Flows

The following table summarizes our cash flows. The financial data for the nine months ended June 30, 2014 and June 30, 2013 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow was composed of the following (in millions):

	For the Nine Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating Activities	$41	$147
Investing Activities	(92)	(76)
Financing Activities	43	(260)

Operating Activities

Cash provided by operating activities was $41 million for the nine months ended June 30, 2014 as compared with cash provided by operating activities of $147 million for the nine months ended June 30, 2013. A large driver of the decline in operating cash was the $64 million decline in OIBDA due to PLG related restructuring and other integration costs. Additionally, accounts payable and royalties payable drove the decline in operating cash due to payout of back-ended prior year expenses. Partially offsetting this was an increase in operating cash from deferred revenue which was a source of operating cash due to timing of contractual advances on large digital service deals.

Investing Activities

Cash used in investing activities was $92 million for the nine months ended June 30, 2014 as compared with cash used in investing activities of $76 million for the nine months ended June 30, 2013. The $92 million of cash used in investing activities for the nine months ended June 30, 2014 consisted of $26 million of business acquisitions, $20 million to acquire music publishing rights and $46 million of capital expenditures. The business acquisition payments represent cash paid for new acquisitions as well as contingent consideration on business acquisitions completed in prior years. The $76 million of cash used in investing activities for the nine months ended June 30, 2013, consisted of $35 million to acquire music publishing rights, $23 million for capital expenditures, and $18 million to acquire businesses. The $23 million increase in capital expenditures was primarily due to further IT investments and leasehold improvements related to our new corporate headquarters.

Financing Activities

Cash provided by financing activities was $43 million for the nine months ended June 30, 2014 as compared with cash used in financing activities of $260 million for the nine months ended June 30, 2013. The $43 million of cash provided by financing activities for the nine months ended June 30, 2014 reflected the $54 million net proceeds from the 2014 Refinancing, which included proceeds from the issuance of $935 million in new notes offset by $765 million in repayment of principal debt, $104 million of premiums and consent fees and $12 million of deferred financing costs. It also included $7 million in amortization payments on the Senior Term Loan Facility, a $2 million repayment on our capital lease obligation and a $2 million distribution to our non-controlling interest holders.

The total gross amount of proceeds from the Revolving Credit Facility of $490 million was an aggregate of all drawdowns during the period.  Individual amounts were drawn and repaid in full during the period, with no Revolving Credit Facility balance outstanding at period end, mainly to supplement short-term U.S. operating liquidity needs throughout the period. As of June 30, 2014, a significant portion of our operating cash balance resided outside of our U.S. operating companies.

The $260 million of cash used in financing activities for the nine months ended June 30, 2013 included the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of the Existing Senior Secured Notes of $727 million and subsequent repayment of $73 million, proceeds from the Senior Term Loan Facility of $594 million and subsequent repayment of $110 million, net proceeds of $25 million from the Revolving Credit facility, $129 million of premiums and consent fees, $42 million of deferred financing costs, and $2 million of distributions to non-controlling interest holders.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 for a description of the terms of our indebtedness.

Existing Debt as of June 30, 2014

As of June 30, 2014, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility (a)	$—
Term Loan Facility due 2020—Acquisition Corp. (b)	1,297
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	214
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$3,046

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million at June 30, 2014. There were no loans outstanding under the Revolving Credit Facility at June 30, 2014.

(b)

Principal amount of $1.303 billion less unamortized discount of $6 million at June 30, 2014. Of this amount, $13 million at June 30, 2014, representing the scheduled amortization of the Term Loan Facility, was included in the current portion of long-term debt.

(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at June 30, 2014.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Credit Facility as of June 30, 2014.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended June 30, 2014. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended June 30, 2014
Net Loss	$(314)
Income tax expense	(64)
Interest expense, net	188
Depreciation and amortization	315
Restructuring costs (a)	67
Net hedging and foreign exchange losses (b)	7
Management fees (c)	9
Transaction costs (d)	93
Business optimization expenses (e)	14
Loss on extinguishment of debt (f)	141
Share-based compensation expense (g)	16
Other non-cash charges (h)	18
Pro forma impact of specified transactions (i)	82
Pro Forma Consolidated EBITDA	$572
Consolidated Funded Indebtedness (j)	$2,996
Leverage Ratio (k)	4.99x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)

Reflects costs mainly related to the Company's participation in the EMI sale process, including the subsequent regulatory review, as well as other integration and nonrecurring costs related to the PLG Acquisition.

(e)	Primarily reflects costs associated with IT systems updates.
(f)	Reflects the loss incurred on the early extinguishment of our debt incurred as part of the 2014 Refinancing.
(g)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)	Reflects all non-cash charges not included in other items above, including but not limited to impairment and purchase accounting charges.
(i)

Reflects the $76 million impact for the PLG Acquisition and the $6 million impact for the Gold Typhoon Group acquisition, as if the specified transactions had occurred on the first day of the June 30, 2014 measurement period. This amount does not include the actual results related to PLG already included in the Consolidated Statements of Operations for the three or nine months ended June 30, 2014 as set forth in Note 4 to the Consolidated Interim Financial Statements. Pro forma savings reflected in the table above related to PLG reflect a portion, approximately $40 million, of previously announced targeted savings following the PLG Acquisition of approximately $70 million (less already achieved savings of approximately $30 million) and other synergies resulting from or related to the PLG Acquisition.

(j)

Reflects the pro forma principal balance of external debt at Acquisition Corp of $2.9 billion as if the 2014 Refinancing occurred on the first day of the June 30, 2014 measurement period, plus the annualized daily revolver borrowings of $58 million, plus contractual obligations of deferred purchase price of $7 million, plus contingent consideration related to acquisitions of $9 million, plus the implied principal component under capital lease obligation of $20 million.

(k)

Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA for the twelve months ended June 30, 2014. This is calculated net of cash and equivalents of the Company as of June 30, 2014 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our New Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our New Revolving Credit Facility was 5.75x as of the end of any remaining fiscal quarter in fiscal 2014. The Company’s New Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the new revolving credit facility is less than $30 million at the end of a fiscal quarter.

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

As discussed in Note 16 to our audited consolidated financial statements for the fiscal year ended September 30, 2013, we are exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2014, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2013.

Foreign Currency Risk

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We may at times choose to use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of June 30, 2014, the Company had outstanding hedge contracts for the sale of $17 million of foreign currencies at fixed rates. Subsequent to June 30, 2014, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2014, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $2 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $3.052 billion of principal debt outstanding at June 30, 2014, of which $1.303 billion was variable rate debt and $1.749 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At June 30, 2014, 57% of the Company’s debt was at a fixed rate. In addition, at June 30, 2014, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at June 30, 2014, the fair value of the fixed-rate and variable rate debt was approximately $3.098 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $20 million or $19 million, respectively. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 8 of Notes to Consolidated Interim Financial Statements (Unaudited) contained herein. Except as disclosed in Note 8 of Notes to the Consolidated Interim Financial Statements (Unaudited), there have been no new material legal proceedings and no new material developments in legal proceedings previously reported in the Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, and as updated in Part II, Item 1A“Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-15(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit No.	Description
101.1

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity Deficit and (v) Notes to Consolidated Interim Audited Financial Statements*

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

August 7, 2014

WARNER MUSIC GROUP CORP.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer
(Principal Executive Officer)
By:	/S/ BRIAN ROBERTS
Name:	Brian Roberts
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)