Form 10-K
period 2014-09-30
Warner Music Group Corp.
filed 2014-12-11
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

There is no public market for the Registrant’s common stock. As of December 11, 2014 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We disclaim any duty to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—‘Safe Harbor’ Statement Under Private Securities Litigation Reform Act of 1995.”

Introduction

Warner Music Group Corp. (the “Company”) was formed on November 21, 2003. We are the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies.

Acquisition of Warner Music Group by Access Industries

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the NYSE. The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the instruments covering its outstanding indebtedness. All of the Company’s common stock is owned by affiliates of Access Industries, Inc.

PLG Acquisition

On July 1, 2013, the Company completed its acquisition (the “PLG Acquisition”) of Parlophone Label Group (“PLG”). See “Company History” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the PLG Acquisition.

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the United States. We generated revenues of $3.027 billion during the fiscal year ended September 30, 2014.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads and streaming) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 30 of the top 100 best-selling albums of all time in the U.S. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fan clubs, sponsorships, concert promotions and artist management, among other areas. We often refer to these rights as “artist services and expanded-rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.526 billion during the fiscal year ended September 30, 2014.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $517 million during the fiscal year ended September 30, 2014.

Company History

Our history dates back to 1929, when Jack Warner, president of Warner Bros. Pictures, founded Music Publishers Holding Company (“MPHC”) to acquire music copyrights as a means of providing inexpensive music for films. Encouraged by the success of MPHC, Warner Bros. extended its presence in the music industry with the founding of Warner Bros. Records in 1958 as a means of distributing movie soundtracks and further utilizing actors’ contracts. For over 50 years, Warner Bros. Records has led the industry both creatively and financially with the discovery of many of the world’s biggest recording artists. Warner Bros. Records acquired Frank Sinatra’s Reprise Records in 1963. Our Atlantic Records label was launched in 1947 by Ahmet Ertegun and Herb Abramson as a small New York-based label focused on jazz and R&B and Elektra Records was founded in 1950 by Jac Holzman as a folk music label. Atlantic Records and Elektra Records were consolidated in 2004 to form the Atlantic Records Group. Since 1970, our international Recorded Music business has been responsible for the sale and marketing of our U.S. recording artists abroad as well as the discovery and development of international recording artists.

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

On July 1, 2013, we completed the acquisition of PLG from Universal Music Group. PLG included a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG was comprised of the historic Parlophone label and Chrysalis and Ensign labels in the UK, as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists included Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alborán, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato.

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

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements beyond improving our IT infrastructure. We have contractual flexibility with regard to the timing and amounts of advances paid to recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital expenditure maintenance requirements are predictable. Recently we have made investments to improve our systems and technology platform to enable us to be more agile, innovative and artist-friendly. In order to improve operating efficiency, in 2013 we began a long-term capital expenditure plan to upgrade our IT systems. We expect to continue to make investments to upgrade our IT systems in fiscal 2015 as a result of this plan. In fiscal year 2014, we also incurred expenses related to the relocation of our corporate headquarters. We also continue to focus on cost control by seeking sensible opportunities to convert fixed costs to variable costs, to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs and continuing to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital downloads of single tracks and albums and digital streaming of both audio and video content. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels through strong partnerships and developing innovative products and services to further leverage our content and rights. For the fiscal year ended September 30, 2014, digital revenue represented approximately 40% of our total revenue versus 38% for the fiscal year ended September 30, 2013.

We have integrated the development of innovative digital products and strategies throughout our business and have established a culture of product innovation across the Company. Through our digital initiatives we have established strong relationships with our customers and have become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Diversified, Growing and Higher-Margin Revenue Streams through Expanded-Rights Deals. We have been expanding our relationships with recording artists to partner with them in other areas of their careers by entering into expanded-rights or 360° deals. Under these arrangements, we participate in sources of revenue outside of the recording artist’s record sales, such as live performances, merchandising, fan clubs, artist management and sponsorships. We believe we also have improved sponsorship and branding opportunities through the PLG Acquisition. These opportunities have allowed us, and we believe will continue to allow us, to further diversify our revenue base. The vast majority of these agreements are signed with recording artists in the early stages of their careers. As a result, we expect the revenue streams derived from these deals to increase in value over time as we help recording artists on our active global Recorded Music roster gain prominence.

Strong Management Team and Strategic Investor. Our management team has continued to successfully implement our business strategy, including delivering strong results in our digital business and continuing to diversify our revenue mix. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. During fiscal 2013, our management team successfully completed the PLG Acquisition and related financing. In fiscal 2014, management completed a refinancing of our debt, lowering interest expenses. In addition, since our acquisition by Access Industries in July 2011, we have benefited from our partnership with Access, which has provided us with strategic direction and planning support to help us manage the ongoing transition in the recorded music industry.

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

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters, along with our recorded music and music publishing catalogs are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music-based content. We believe that the ability to monetize our music-based content will improve over time as we drive users and engagement across current and emerging distribution channels. We will seek to exploit the potential of previously under-monetized content in new channels, formats and product offerings. We will also continue to work with our partners to explore creative approaches and develop new deal structures and product offerings to take advantage of new distribution channels.

Capitalize on Digital Distribution. The growth of digital formats will continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry. Legitimate digital music services offer ease of use, discovery, quality, portability and seamlessness relative to illegal alternatives. Quarterly surveys conducted by NPD over the past four years show that legitimate digital music offerings are driving additional uptake from consumers. The size of the digital music consumer market—defined as consumers who bought digital music downloads and/or streamed music in the past three months—grew from a projected 87.5 million consumers in calendar Q2 2010 to a projected 103.0 million consumers in calendar Q2 2013, up 18% over the period. Separate research conducted by NPD in December 2013 reveals that key drivers of such uptake among U.S. Internet consumers age 13+ include ease of finding music through digital stores and services, download purchases made for portable/mobile devices, receipt of digital music gift cards, a greater level of comfort with buying music digitally and ease-of-use.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the United States, in the twelve months ending on September 30, 2014, our Recorded Music digital revenue exceeded physical revenue. Research conducted by NPD in January 2014 shows that roughly a quarter of U.S. Internet consumers age 13+ used Pandora in the last quarter of 2013 and an equal percentage used YouTube to watch or listen to music videos; nearly 40% listened to music via dedicated on-demand audio streaming services like Spotify or Rhapsody in the period covered by the survey. In addition, with the number of total smartphones in use around the world expected to reach 3.4 billion by 2018, we expect that mobile will continue to represent significant opportunity for music-based content. Figures from comScore’s July 2014 MobiLens data release show that the uptake of music among users of such phones is significant: according to the data, approximately half of existing smartphone users in the U.S. and 39% of their counterparts across five major European territories (the U.K., Germany, France, Spain and Italy) listened to music downloaded and stored or streamed on their handsets from services such as iTunes, Pandora, iHeartRadio, Deezer and Spotify, among other sources, during the month. We believe that the demand for music-related products, services and applications that are optimized for smartphones and tablets will continue to grow with the further development of these platforms.

Enter into Expanded-Rights Deals to Form Closer Relationships with Recording Artists and Capitalize on Revenues From Other Areas of the Music Industry. Since the end of calendar 2005, we have implemented a strategy of entering into expanded-rights deals with new recording artists. This strategy has allowed us to create closer relationships with our recording artists through our provision of additional artist services and greater financial alignment. Expanded-rights deals allow us to diversify our Recorded Music revenue streams and capitalize on ancillary revenues, from merchandising, fan clubs, sponsorship, concert promotion, and artist management, among other areas. As part of our strategy, we have built or acquired significant in-house resources to provide additional services to our recording artists and other recording artists. We believe artist services and expanded-rights deals will contribute to Recorded Music revenue growth over time.

Focus on Continued Management of Our Cost Structure. We plan to continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings with a focus on aligning our cost structure with our strategy and optimizing the implementation of our strategy. As part of this focus, we will continue to monitor industry conditions to ensure that our business remains aligned with industry trends. We also plan to continue to aggressively shift resources from our physical sales channels to efforts focused on digital distribution and other new revenue streams. As digital revenue makes up a greater portion of total revenue, we plan to manage our cost structure accordingly. In addition, we will continue to look for opportunities to convert fixed costs to variable costs through realigning or outsourcing certain functions or leveraging more effective IT systems where these initiatives provide additional cost savings. We are constantly monitoring our costs and seeking additional cost savings. As of the completion of our Merger on July 20, 2011, we targeted cost savings over the next nine fiscal quarters of $50 million to $65 million based on identified cost-savings initiatives and opportunities, including targeted savings expected to be realized as a result of shifting from a public to a private company, reduced expenses related to finance, legal and IT functions and reduced expenses related to certain planned corporate restructuring initiatives. The targeted cost-savings program was completed as of June 30, 2013, one quarter early, achieving savings at the high end of the estimated range. As discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” PLG had meaningful operation overlap with our existing recorded music business and, as a result, we have taken actions to achieve cost savings in conjunction with the PLG Acquisition.

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, continue to take multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. As music consumption shifts to mobile platforms, we are seeing applications and services that offer unauthorized music doing the same. As an industry, we are increasing the resources we dedicate to handling mobile piracy. We expect that the effectiveness of technological measures to deter piracy will continue to improve including the ability to automate large-scale takedowns of infringing links, the identification of major brands advertising on rogue sites, sending notices via ISPs to repeat infringers and website/domain blocking and takedowns of infringing mobile applications. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy. Research conducted by IFPI (defined below) shows that global piracy is on the decline, with the number of fixed-line pirate users falling from over 30% of the global internet population in July 2012 to 26% of the internet population based on the most recent estimates published in the IFPI Digital Music Report 2014.

Recorded Music (83%, 83% and 81% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2014, 2013 and 2012)

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; various distribution centers and ventures operated internationally; and an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are otherwise used by digital streaming services such as Beats Music, Deezer, Rhapsody, Spotify and YouTube, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

We have integrated the sale of digital content into all aspects of our business, including A&R, marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell these finished recordings to retail stores and legitimate digital channels. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. Internationally, we market and sell U.S. and local repertoire through our network of affiliates and licensees in more than 50 countries. With a roster of local artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

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

Representative Worldwide Recorded Music Artists

3Oh!3	Death Cab for Cutie	Katherine Jenkins	Nickelback	Skillet
A-ha	Deftones	Jethro Tull	Stevie Nicks	Skrillex
Air	Jason Derulo	Johnny Hallyday	Nico and Vinz	Slipknot
Airbourne	Disturbed	Julien Clerc	Notorious B.I.G.	The Smiths
Jean-Louis Aubert	Donkeyboy	k.d. lang	Paolo Nutini	Spandau Ballet
Avenged Sevenfold	The Doors	Kid Rock	Opeth	Regina Spektor
B.o.B	Dream Theater	Killswitch Engage	Pablo Alborán	Staind
Frankie Ballard	Duran Duran	Kobukuro	Panic! At the Disco	Rod Stewart
The Baseballs	Eagles	Korn	Pantera	The Streets
Jeff Beck	Brett Eldrege	Kraftwerk	Paramore	Alain Souchon
Bee Gees	Eliza Doolittle	Jana Kramer	Laura Pausini	Stone Sour
Biffy Clyro	Missy Elliott	Larry the Cable Guy	Pendulum	Stone Temple Pilots
Big Smo	The Enemy	Hugh Laurie	Christina Perri	Superfly
Billy Talent	Enya	Led Zeppelin	Peter Fox	Cole Swindell
Birdy	Estelle	Ligabue	Tom Petty	Mariya Takeuchi
The Black Keys	Jimmy Fallon	Lily Allen	Pink Floyd	Serj Tankian
Black Sabbath	Flaming Lips	Linkin Park	Plan B	Tegan and Sara
Blur	Fleetwood Mac	Lupé Fiasco	Plies	Tina Turner
Miguel Bosé	Flo Rida	Lynyrd Skynyrd	Primal Scream	Tinie Tempah
Michelle Branch	Aretha Franklin	M. Pokora	Prince	Theory of a Deadman
Bruno Mars	Foreigner	Machine Head	R.E.M.	Rob Thomas
Michael Bublé	fun.	Christophe Maé	Radiohead	Rush
Camille	Genesis	Magic System	The Ramones	T.I.
The Cars	Gloriana	Maná	Randy Travis	Theophilus London
Cee Lo Green	Gnarls Barkley	Mastodon	The Ready Set	Trans-Siberian Orchestra
Tracy Chapman	Gojira	matchbox twenty	Red Hot Chili Peppers	Trey Songz
Ray Charles	Goo Goo Dolls	MC Solaar	Damien Rice	Jolin Tsai
Charlie XCX	Josh Groban	Megadeath	Kenny Rogers	Twisted Sister
Cher	Grateful Dead	Bette Midler	Roxette	Uncle Kracker
Chicago	Green Day	Luis Miguel	Rudimental	Van Halen
Eric Clapton	Gorillaz	Kylie Minogue	Rumer	Paul Wall
Cobra Starship	Gucci Mane	Janelle Monáe	Todd Rundgren	Westernhagen
Coldplay	David Guetta	The Monkees	Alejandro Sanz	Wilco
Phil Collins	Gym Class Heroes	Ashley Monroe	Jill Scott	Wiz Khalifa
Alice Cooper	Halestorm	Jason Mraz	Seal	The Wombats
The Corrs	Hard-Fi	Murderdolls	Sean Paul	Neil Young
Crosby, Stills & Nash	Emmylou Harris	Muse	Seeed	Young the Giant
Sheryl Crow	Hunter Hayes	Musiq Soulchild	Ed Sheeran	Youssou N’Dour
Daft Punk	Faith Hill	My Chemical Romance	Blake Shelton	ZZ Top
Dan + Shay	Iron Maiden	Nek	Shinedown
Danger Mouse	Jaheim	New Order	Sigur Rós
David Bowie	James Blunt	Never Shout Never	Simple Plan

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

We enter into agreements with digital service providers to make our masters available for access in digital formats (e.g., digital downloads, streaming, mobile ringtones, etc.). We then provide digital assets for our masters to digital service providers in accessible form. Our agreements with digital service providers establish our fees for the sale of our product, which vary based on the type of product being sold. We typically receive sales accounting reports from digital service providers on a monthly basis, detailing the sales activity, with payments rendered on a monthly or quarterly basis.

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

Music Publishing (17%, 17% and 19% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2014, 2013 and 2012)

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the composition.

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for each of Pop, Country and Urban, in 2014. Our production music library business includes Non-Stop Music, Groove Addicts

Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

Music Publishing Portfolio

Representative Songwriters

Beyoncé	Led Zeppelin	Radiohead
Michelle Branch	Lil Wayne	The Ramones
Bruno Mars	Little Big Town	Red Hot Chili Peppers
Michael Bublé	Madonna	R.E.M.
Eric Clapton	Maná	Damien Rice
Dido	Jay Z	Alejandro Sanz
Dream	Johnny Mercer	Stephen Sondheim
fun.	George Michael	Staind
Kenneth Gamble and Leon Huff	Van Morrison	T.I.
George and Ira Gershwin	Muse	Van Halen
Barry Gibb	Tim Nichols	Kurt Weill
Ashley Gorley	Nickelback	Barry White
Green Day	Paramore	Mike Will
Wayne Hector	Katy Perry	John Williams
Don Henley	Plain White T’s	Lucinda Williams
Lady Antebellum	Cole Porter	Rob Zombie

Representative Songs

1950s and Prior	1960s	1970s
As Time Goes By	Build Me Up Buttercup	A Horse With No Name
Dream A Little Dream Of Me	Everyday People	Ain’t No Stopping Us Now
Frosty The Snowman	For What It’s Worth	Hot Stuff
Happy Birthday To You	I Only Want To Be With You	Killing Me Softly
Jingle Bell Rock	Save The Last Dance For Me	Layla
Misty	This Magic Moment	Listen To The Music
Night And Day	Viva Las Vegas	Moondance
Summertime	Walk On By	Stairway To Heaven
When I Fall In Love	When A Man Loves A Woman	Star Wars Theme
Winter Wonderland	Whole Lotta Love	Staying Alive

1980s	1990s	2000s	2010 and after
Celebration	Amazed	American Idiot	Black & Yellow
Endless Love	Believe	Complicated	Firework
Eye Of The Tiger	Creep	Crazy	Grenade
Flashdance	Gonna Make You Sweat	Crazy In Love	Just The Way You Are
Indiana Jones Theme	Livin’ La Vida Loca	Gotta Be Somebody	Last Friday Night (T.G.I.F.)
Jump	Losing My Religion	Hey There Delilah	Lighters
Like A Prayer	Macarena	Home	No Hands
Morning Train	Smooth	I Kissed A Girl	Rocketeer
Slow Hand	Sunny Came Home	Rockstar	Somebody That I Used To Know
The Wind Beneath My Wings	This Kiss	White Flag	We Are Young

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

Performance: performance of the song to the general public

—	Broadcast of music on television, radio, cable and satellite
—	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
—	Broadcast of music at sporting events, restaurants or bars
—	Performance of music in staged theatrical productions

Mechanical: sale of recorded music in various physical formats

—	Physical recordings such as CDs, LPs, and DVDs

Synchronization: use of the song in combination with visual images

—	Films or television programs
—	Television commercials
—	Videogames
—	Merchandising, toys or novelty items

Digital:

—	Digital download services
—	Subscription services
—	Online and mobile streaming

Other:

—	Licensing of copyrights for use in printed sheet music

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

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2013, the three largest major record companies (following the close of Universal’s acquisition of EMI’s recorded music division in September 2012 and our acquisition of PLG in July 2013) were Universal, Sony, and us, which collectively accounted for 75% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 25%, including independent music companies. Universal was the market leader with a 37% worldwide market share in 2013 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony with a 22% share. We held a 16% share of worldwide recorded music sales globally in 2013.

The music publishing business is also highly competitive. The top three music publishers (following the close of the sale of EMI’s music publishing division to a consortium including Sony Corporation of America) collectively accounted for 65% of the market. Based on Music & Copyright’s most recent estimates published in May 2014, Sony/ATV was the market leader in music publishing in 2013 with a 29% share (reflecting its administration of the EMI music publishing assets).  Universal, having acquired BMG Music Publishing Group in 2007, was the second largest music publisher with a 23% share, followed by us (Warner/Chappell) at 13%. Independent music publishers represent the balance of the market, as well as many individual songwriters who publish their own works.

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

Employees

As of September 30, 2014, we employed approximately 4,180 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments

Financial and other information by segment, and relating to foreign and domestic operations, and customer concentration for each of the last three fiscal years is set forth in Note 15 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2013, according to IFPI, generated $15.0 billion in trade value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of calendar Q3 2014 (i.e., the week ending September 28, 2014), according to SoundScan, 51% of all calendar year-to-date U.S. album unit sales were from recordings more than 18 months old, with 42% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, Germany, the U.K., and France) collectively accounted for 74% of the related sales in the recorded music market in calendar year 2013. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 30% of total calendar year 2013 recorded music sales on a trade value basis. The U.S. and Japan are largely local music markets, with 93% and 85% of their calendar year 2013 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with domestic repertoire in that territory constituting a relatively lower 50% of physical music sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers in recent years. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. Mass-market retailers accounted for 19% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S. in calendar year 2013, according to SoundScan data. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. unit sales and combined they accounted for 67% of total industry unit sales in calendar year 2013. In terms of genre, rock remains the most popular style of music in the U.S., representing 35% of album unit sales and 23% of digital track unit sales in the U.S. in calendar year 2013, although genres such as rap/hip-hop, R&B, country, pop and Latin music are also popular.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2013, the physical business experienced a 12% year-over-year decline on a value basis. Performance in calendar year 2014 thus far suggests that double-digit declines may be sustained this year as well. According to SoundScan, through the end of calendar Q3 2014 (i.e., the week ending September 28, 2014), calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) were down 14% year-over-year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry was also down 14% in overall album unit sales calendar year-to-date through Q4 2014, reflecting the softness in digital track (and album) sales that the industry has been witnessing this year. The overall declining trend that has been experienced in the U.S. has also been witnessed in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

—

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer file sharing networks such as BitTorrent and Frostwire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI identified 15.9 million infringing music files for removal online in 2012, a fraction of the tens of billions of files that are estimated to be downloaded illegally.

—

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than two decades. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. Based upon most recent data available, the International Intellectual Property Alliance (IIPA) estimated that U.S. trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. The IIPA also believes that piracy of records and music is most prevalent in territories such as Indonesia, China, the Philippines, Mexico, India and Argentina, where piracy levels are at 60% or above.

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

—

Technological: The technological measures against piracy are geared towards degrading the illegal filesharing process and tracking providers and consumers of pirated music. These measures include spoofing, watermarking, copy protection, the use of automated webcrawlers and access restrictions.

—

Educational: Led by RIAA and IFPI, the industry launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by The NPD Group, a market research firm, in December 2013 showed that about 1 in 10 U.S. Internet users aged 13 or older who stopped or decreased their usage of filesharing services for music in the year covered by the survey were motivated by concerns about being sued and/or the legality of such services, as well as moral implications. Research conducted by Ipsos MediaCT in November 2013 across ten countries found that 55% of Internet users believed that “accessing music through services that don’t have the copyright owner’s permission is unfair to those creating and producing the content.”

—

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

—

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both an incremental revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and streaming music services began to be established in 2001 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download and ad-supported and subscription streaming music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in the 2014 edition of their annual “Recording Industry in Numbers” publication, there are about 450 legal digital music services providing alternatives to illegal filesharing in markets around the world, with major international services operating in more than 100 territories. Devices such as smartphones and tablets that are equipped with new capabilities are increasingly offering consumers greater capability to acquire and consume full-track downloads and streaming audio and video through mobile platforms as well as online. These devices are further facilitating usage of legitimate options.

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

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with NMPA, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect through December 31, 2017. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and mobile ringtones. The worldwide professional music publishing market was estimated to have generated approximately $4.0 billion in revenues in calendar year 2013 according to figures published in May 2014 by Music & Copyright.

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

The industry has experienced negative growth rates on a global basis since 1999 and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has long ended. While CD sales still generate a significant portion of the recorded music revenues globally, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading and streaming of digital music and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are partially offsetting declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist management. As our expansion into these new areas is fairly recent, we cannot determine how our expansion into these new areas will impact our business. While there are signs of industry stabilization, results vary by territory and continue to fluctuate year to year. While IFPI reported that global recorded music industry revenues grew 0.2% in 2012, the first time in 13 years the industry grew year-over-year, global industry revenue dropped 3.9% in 2013 as a result of steep declines in Japan. Excluding Japan, global industry revenue was largely flat in 2013, down 0.1%. IFPI also noted that in 2013, Europe saw growth for the first time in 12 years, with all five top markets—France, Germany, Italy, Netherlands and the U.K.—seeing an increase in revenues. According to the RIAA, the estimated retail value of the U.S. recorded music industry unit sales declined by only 0.3% in 2013, and declined by 1.7% in 2012, two consecutive years which show a marked improvement versus a decade of steep declines prior to 2011. However, the industry continues to be negatively impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital revenues will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats. Digital downloads remain a key revenue stream for the recorded music industry, and there has been ample growth in the streaming category, resulting in the latter’s increasing contribution to overall industry digital revenues. According to IFPI, digital downloads accounted for 67% of digital revenues in 2013. Streaming revenue, which includes revenue from ad-supported and subscription services, accounted for 27% of digital revenues in 2013, up from 14% in 2011. Although revenues from digital downloads fell slightly by 2.1% in 2013, the decline was offset by an increase in streaming revenue, helping digital revenues grow by 4.3%. We believe these trends have far more to do with the increase in Google’s Android device user base as compared to Apple’s iOS device user base than they have to do with streaming services “cannibalizing” download services. Streaming models comprise a range of margins. For some streaming models, our margins are superior to those for downloads and for others, our margins are slightly less. We expect these trends to continue to impact our results for the foreseeable future.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs or profit margins associated with new digital business, including the impact of ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of

U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Wal-Mart and Target and digital music services such as Apple’s iTunes and Google Play will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. See “—We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell records is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop artists whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the worldwide economic and retail environment, as well as the appeal of our Recorded Music catalog and our Music Publishing library to consumers.

We may have difficulty addressing the threats to our business associated with home copying and digital downloading.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as CD burners and the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, “burned” CDs and MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to IFPI’s 2009 Digital Music Report. Separately, data provided by comScore/Nielsen and cited by IFPI in IFPI’s 2014 Digital Music Report indicates that 26% of Internet users globally still access unauthorized digital sites/services on desktop-based devices on a regular basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” and mobile app-based downloading of unauthorized content and illegitimate user-created ringtones. A substantial portion of our revenue comes from the sale of audio products that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including by litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by enabling legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a fairly recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales especially as an ever greater percentage of our digital revenue comes from sources other than downloads. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the mix of digital services is changing and not all services will be equally remunerative. Ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws, may be substitutional for more remunerative paid services. In addition, the transition to greater sales through digital channels has introduced uncertainty regarding the potential impact of the “unbundling” of the album on our business. It remains unclear how consumer behavior will continue to change when customers are faced with more opportunities to purchase or stream only favorite tracks from a given album rather than purchase the entire album. In addition, if piracy continues unabated and legitimate digital distribution channels fail to continue to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading digital music services that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls 65%-75% of the legitimate digital music track download business in the United States according to third-party estimates. If Apple’s iTunes were to adopt a lower pricing model or if there were structural changes to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other digital music services at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

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

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period. For example, in fiscal year 2014, the schedule of our releases was more heavily weighted toward the third and fourth quarters. As a result, we had relatively lower revenues for the first and second quarters. In addition, certain accounting policy differences between us and PLG mean that we recognize related PLG revenue later than under PLG’s previous accounting policies and such timing differences impacted our results in fiscal 2014.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

—	limited legal protection and enforcement of intellectual property rights;
—	restrictions on the repatriation of capital;
—	fluctuations in interest and foreign exchange rates;
—	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
—

varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;

—	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
—	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
—	tariffs, duties, export controls and other trade barriers;
—	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
—	recessionary trends, inflation and instability of the financial markets;
—	higher interest rates; and
—	political instability.

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

As of September 30, 2014, we had $1.661 billion of goodwill and $120 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music industry. The Company performed an annual assessment, at July 1, 2014, of the recoverability of its goodwill and indefinite-lived intangibles as of September 30, 2014, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.884 billion of definite-lived intangible assets as of September 30, 2014. Financial Accounting Standard Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our Consolidated Financial Statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 63% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2014. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. As of September 30, 2014, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates through the end of the current fiscal year.

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

Any future strategic transaction could involve numerous risks, including:

—	potential disruption of our ongoing business and distraction of management;
—	potential loss of recording artists or songwriters from our rosters;
—	difficulty integrating the acquired businesses or segregating assets to be disposed of;
—	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire;
—	reputational or other damages to our business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain anti-trust approval; and
—	changing our business profile in ways that could have unintended consequences.

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

While we have completed our recent acquisition of PLG and we have taken actions to integrate PLG into our operations, the PLG Acquisition still presents many of the risks related to acquisitions described above. We continue to integrate PLG into our business and the associated integration costs and our investments in PLG have in certain instances been higher than we anticipated at the time of the PLG Acquisition, primarily as a result of unexpected delays in completing integration in certain jurisdictions. In addition, certain key PLG releases were delayed to late fiscal 2014 or to fiscal 2015, which adversely impacted our revenues and results of operations for fiscal 2014.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In addition, as PLG had meaningful operational overlap with our existing business, we have taken actions to achieve cost savings in conjunction with the PLG Acquisition.

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

Cinram International Inc. (collectively, with its affiliates and subsidiaries, “Cinram”) has been our primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and portions of Europe. Any future inability of Cinram to provide services could require us to switch to substitute suppliers of these services. As Cinram continues to be our primary supplier of manufacturing and distribution services in the United States, Canada and portions of Europe, our continued ability to meet our manufacturing, packaging and physical distribution requirements in those territories depends largely on Cinram’s continued successful operation in accordance with the service level requirements mandated by us in our service agreements. If, for any reason, Cinram were to fail to meet contractually required service levels, or were unable to otherwise continue to provide services, we may have difficulty satisfying our commitments to our wholesale and retail customers in the short term until we more fully transitioned to an alternate provider, which could have an adverse impact on our revenues.

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

If we or our service providers do not maintain the security of information relating to our customers, employees and vendors and our music-based content, security information breaches through cyber security attacks or otherwise could damage our reputation with customers, employees, vendors and artists, and we could incur substantial additional costs, become subject to litigation and our results of operations and financial condition could be adversely affected. Moreover, even if we or our service providers maintain such security, such breaches remain a possibility due to the fact that no data security system is immune from attacks or other incidents.

We receive certain personal information about our customers and potential customers, and we also receive personal information concerning our employees, artists and vendors. In addition, our online operations depend upon the secure transmission of confidential information over public networks. We maintain security measures with respect to such information, but despite these measures, we may be vulnerable to security breaches by computer hackers and others that attempt to penetrate the security measures that we have in place. A compromise of our security systems (through cyber-attacks or otherwise which are rapidly evolving and sophisticated) that results in personal information being obtained by unauthorized persons could adversely affect our reputation with our customers, potential customers, employees, artists and vendors, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of governmental penalties. We may also be subject to cyber-attacks that target our music-based content, including not-yet-released songs or albums.  The theft and premature release of this music-based content may adversely affect our reputation with current and potential artists and adversely impact our results of operations and financial condition. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.

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

We are highly leveraged. As of September 30, 2014, our total consolidated indebtedness, including the current portion, was $3.030 billion. In addition, we would have been able to borrow up to $150 million under our Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $11 million as of September 30, 2014).

Our high degree of leverage could have important consequences for our investors. For example, it may:

—	make it more difficult for us to make payments on our indebtedness;
—	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;
—	expose us to the risk of increased interest rates because any borrowings we make under the New Senior Credit Facilities will bear interest at variable rates;
—	require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;
—

limit our ability to refinance existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, acquisitions or debt service requirements;

—	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
—	place us at a competitive disadvantage compared to competitors that have less indebtedness; and
—	limit our ability to borrow additional funds that may be needed to operate and expand our business.

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

The indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to, among other things:

—	incur additional debt or issue certain preferred shares;
—	create liens on certain debt;
—	pay dividends on or make distributions in respect of our capital stock or make investments or other restricted payments;
—	sell certain assets;
—	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make certain other intercompany transfers;
—	enter into certain transactions with our affiliates; and
—	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreements governing the Senior Term Loan Facility and Revolving Credit Facility contain a number of covenants that limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to:

—	pay dividends on, and redeem and purchase, equity interests;
—	make other restricted payments;
—	make prepayments on, redeem or repurchase certain debt;
—	incur certain liens;
—	make certain loans and investments;

—	incur certain additional debt;
—	enter into guarantees and hedging arrangements;
—	enter into mergers, acquisitions and asset sales;
—	enter into transactions with affiliates;
—	change the business we and our subsidiaries conduct;
—	restrict the ability of our subsidiaries to pay dividends or make distributions;
—	amend the terms of subordinated debt and unsecured bonds; and
—	make certain capital expenditures.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or 10 years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business, and another lease ending on June 30, 2017 for office space at 1290 Avenue of the Americas, New York, New York 10104, used primarily by our Recorded Music business. We intend to consolidate employees currently located at 1290 Avenue of the Americas into our new worldwide headquarters space at 1633 Broadway. We also have a five-year lease ending on September 30, 2017 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014. The Company’s reply date has not yet been set. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Plaintiffs filed their motion for final approval of the Settlement Agreement on November 26, 2014. The hearing on final approval of the settlement is scheduled for January 8, 2015. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

There is no established public trading market for any class of our common equity. As of December 11, 2014, there were 1,055 shares of our common stock outstanding. Affiliates of Access Industries, Inc. currently own 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in the fiscal years ended September 30, 2014, 2013 or 2012. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Term Loan Facility and the Revolving Credit Facility.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2014 and 2013, and the statement of operations and other data for the fiscal years ended September 30, 2014, 2013 and 2012 have been derived from our audited financial statements included in this annual report on Form 10-K and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this annual report on Form 10-K. In addition, in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and for the period from October 1, 2010 to July 19, 2011 (“Predecessor”). Successor and Predecessor periods are presented on different bases and are, therefore, not comparable.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Successor				Predecessor
	Fiscal Year	Fiscal Year	Fiscal Year	From July 20, 2011
	Ended	Ended	Ended	through	From October 1,	Year Ended
	September 30,	September 30,	September 30,	September 30,	2010 through	September 30,
	2014	2013	2012	2011	July 19, 2011	2010
	(in millions)
Statement of Operations Data:
Revenues	$3,027	$2,871	$2,780	$556	$2,311	$2,988
Net loss attributable to Warner Music Group Corp. (1) (2)	(308)	(198)	(112)	(31)	(174)	(143)
Diluted loss per common share (3)					(1.15)	(0.96)
Dividends per common share					—	—

Balance Sheet Data (at period end):
Cash and equivalents	$157	$155	$302	$154		$439
Total assets	5,954	6,252	5,278	5,380		3,811
Total debt (including current portion of long-term debt)	3,030	2,867	2,206	2,217		1,945
Warner Music Group Corp. equity (deficit)	371	726	927	1,065		(265)

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$130	$159	$209	$(64)	$12	$150
Investing activities	(155)	(808)	(58)	(1,292)	(155)	(85)
Financing activities	37	511	(3)	1,199	5	(3)
Capital expenditures	(76)	(34)	(32)	(11)	(37)	(51)

(1)

Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2014 includes $50 million of PLG restructuring charges and $59 million of PLG related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2013 includes a transaction fee under the Management Agreement of $11 million related to the PLG Acquisition, $22 million of PLG restructuring charges, and $43 million of PLG related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the period from July 20, 2011 through September 30, 2011 and for the period from October 1, 2010 through July 19, 2011 include $10 million and $43 million of transaction costs, respectively, in connection with the Merger.

(2)

Net loss attributable to Warner Music Group Corp. includes severance charges unrelated to the PLG Acquisition of $7 million, $11 million, $42 million, $9 million, $29 million and $54 million for the fiscal year ended September 30, 2014, the fiscal year ended September 30, 2013, the fiscal year ended September 30, 2012, the period from July 20, 2011 through September 30, 2012, the period from October 1, 2010 through July 19, 2011, and the fiscal year ended September 30, 2010, respectively.

(3)	Net loss per share for our Predecessor results were calculated by dividing net loss attributable to Warner Music Group Corp. by the weighted average common shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Annual Report”).

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

—	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
—	failure to realize expected cost savings and other synergies and benefits contemplated by the PLG Acquisition;
—	the integration of Parlophone Label Group making it more difficult to maintain certain strategic relationships and distracting management’s focus on the business;
—	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
—	significant fluctuations in our operations and cash flows from period to period;
—	our inability to compete successfully in the highly competitive markets in which we operate;
—	trends, developments or other events in some foreign countries in which we operate;
—	local economic conditions in the countries in which we operate;
—	our failure to attract and retain our executive officers and other key personnel;
—	the impact of rate regulations on our Recorded Music and Music Publishing businesses;
—	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
—	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
—	unfavorable currency exchange rate fluctuations;
—	our failure to have full control and ability to direct the operations we conduct through joint ventures;
—	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
—	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
—	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
—	the growth of other products that compete for the disposable income of consumers;
—	the impact of, and risks inherent in, acquisitions or business combinations;
—	risks inherent to our outsourcing of IT infrastructure and certain finance and accounting functions;
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

—	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and part of Europe;

—	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
—	changes in law and government regulations; and
—	risks related to other factors discussed under “Risk Factors” of this Annual Report.

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

—

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012. This analysis is presented on both a consolidated and segment basis.

—

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012, as well as a discussion of our financial condition and liquidity as of September 30, 2014. The discussion of our financial condition and liquidity includes a summary of the key debt compliance measures under our debt agreements.

—

Critical Accounting Policies. This section identifies those accounting policies that are considered important to the Company’s results of operations and financial condition, require significant judgment and involve significant management estimates. The Company’s significant accounting policies, including those considered to be critical accounting policies, are summarized in Note 2 to the accompanying Consolidated Financial Statements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; various distribution centers and ventures operated internationally; and an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are otherwise used by digital streaming services such as Beats Music, Deezer, Rhapsody, Spotify and YouTube, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

We have integrated the sale of digital content into all aspects of our business, including A&R, marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

—

Product costs—the costs to manufacture, package and distribute product to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as those principal costs related to our artist services and expanded-rights businesses;

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for each of Pop, Country and Urban, in 2014. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

Music Publishing revenues are derived from five main sources:

—

Performance: the rightsholder receives revenues if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts, nightclubs), and performance of music in staged theatrical productions;

—	Mechanical: the rightsholder receives revenues with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, LPs and DVDs;
—

Synchronization: the rightsholder receives revenues for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise;

—	Digital: the rightsholder receives revenues with respect to digital download services, streaming services and other online and mobile digital music services; and
—	Other: the rightsholder receives revenues for use in printed sheet music.

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

Acquisition of the Parlophone Label Group

On July 1, 2013, the Company completed the acquisition of Parlophone Label Group (“PLG”) from Universal Music for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “PLG Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”). The final working capital adjustment was received from Universal Music on November 21, 2014. The total working capital adjustment, including the previously disclosed preliminary adjustment of £13 million and the final adjustment, was £36 million, bringing the final purchase price, net of cash received of £31 million, to £492 million. See also “PLG Working Capital Adjustment” below. PLG included a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG was comprised of the historic Parlophone label and Chrysalis and Ensign labels in the UK, as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists include Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alborán, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato.

Recent Developments

2014 Debt Refinancing

On April 9, 2014, the Company completed a refinancing of its $765 million of 11.5% Senior Notes due 2018 (the “2014 Refinancing”). In connection with the 2014 Refinancing, the Company issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 and $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022 and repaid $765 million of 11.50% Senior Notes due 2018.

See “Financial Condition and Liquidity” for more information.

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

Factors Affecting Results of Operations and Financial Condition

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. Total professional fees and integration costs amounted to approximately $59 million for the fiscal year ended September 30, 2014 and were recorded in the consolidated statements of operation, $6 million within product costs and $53 million within general and administrative expense. Total professional fees and integration costs amounted to approximately $43 million for the fiscal year ended September 30, 2013 and $14 million for the fiscal year ended September 30, 2012, and were recorded in the consolidated statements of operation within general and administrative expense. All material integration costs are expected to be incurred by the end of fiscal 2015.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $77 million in restructuring costs, currently estimated to be made up of employee-related costs of $69 million, real estate costs of $6 million and other costs of $2 million. Total restructuring costs of $50 million have been incurred during the fiscal year ended September 30, 2014 with respect to these actions, which consist of $45 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total restructuring costs of $22 million were incurred during the fiscal year ended September 30, 2013 with respect to these actions, which consisted entirely of employee-related costs. Total restructuring costs of $72 million have been incurred to date under the Restructuring Plan. A significant portion of these charges have resulted in and will continue to result in cash expenditures. Total cash payments of $59 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $77 million in expected restructuring costs do not include other integration and other nonrecurring costs related to the PLG Acquisition noted above that are currently estimated to be $88 million, which do not qualify as restructuring costs.

As of September 30, 2014, these actions were substantially complete and are expected to result in cost savings and other synergies of approximately $70 million, primarily within selling, general and administrative expenses. To date, we have realized approximately $45 million in cost savings. We expect to realize the remaining benefits of such synergies over the next 12 months. Although management currently believes such cost savings and other synergies will be realized following the PLG Acquisition, there can be no assurance that these cost savings or any other synergies will be achieved in full.

PLG Working Capital Adjustment

We recorded the final working capital adjustment of $38 million (£23 million) related to our PLG acquisition in the fiscal year ended September 30, 2014. We also released various asset and liability balances as they are settled as a result of the final completion statement. This represents the finalization of the purchase price for PLG and resulted in a charge of $4 million recorded to income tax expense as the measurement period for this acquisition has closed. We have accrued for the impact of this subsequent event in our results for the year ended September 30, 2014 as it represents the culmination of our previously estimated adjusted purchase price for PLG as described in Note 4.

Severance Charges

We recorded severance charges (unrelated to the PLG Acquisition) of $7 million, $11 million, and $42 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.  These charges resulted from actions taken in the fiscal year ended September 30, 2012 to further align our cost structure with industry trends and actions taken in the fiscal year ended September 30, 2013 to reorganize certain of our record labels.

Expanding Business Models to Drive Incremental Revenue

Digital

The global recorded music industry is moving increasingly to digital with access models and downloads enabling additional channels of revenue generation. We intend to continue to extend our global reach by developing and optimizing business models that will enable us to monetize our content across platforms, services and devices. In the United States, for the fiscal year ended September 30, 2014, our Recorded Music digital revenue exceeded our physical revenue. While there are signs of industry stabilization, the industry continues to be impacted as a result of the transition to digital. It is believed within the recorded music industry that growth in digital revenues will re-establish a growth pattern for recorded music but the timing of that recovery cannot be established with accuracy, nor can it be determined how those changes will affect individual markets.

While to date, sales of online and mobile downloads have constituted the majority of our digital Recorded Music and Music Publishing revenue, a transition to streaming models is underway. According to industry shipments and revenue data released by the RIAA, streaming revenues rose 39% year-over-year in 2013 in the United States, growing streaming’s share of overall industry revenues from 15% to 21%. While streaming revenue growth has offset the decline in download revenue, declines in physical revenue continue to outpace digital revenue’s growth in the recorded music industry. As the digital transition develops, it is reasonable to expect that margins will trend higher given the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and return. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in copyright royalties payable to music publishers. As consumer purchasing patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also expanded our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have signed recording artists to expanded-rights deals. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during fiscal year ended September 30, 2014. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to operating income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

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

Such costs incurred by the Company were approximately $8 million, $19 million and $8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for each of the fiscal years ended September 30, 2014, 2013 and 2012. For the fiscal year ended September 30, 2014, we also incurred an $11 million transaction fee related to the PLG Acquisition. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statement of operations.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2014 Compared with Fiscal Year Ended September 30, 2013 and Fiscal Year Ended September 30, 2012

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical	$822	$900	$970	$(78)	-9%	$(70)	-7%
Digital	1,103	997	865	106	11%	132	15%
Total Physical and Digital	1,925	1,897	1,835	28	2%	62	3%
Artist services and expanded-rights	332	270	244	62	23%	26	11%
Licensing	269	222	202	47	21%	20	10%
Total Recorded Music	2,526	2,389	2,281	137	6%	108	5%
Performance	206	197	200	9	5%	(3)	-2%
Mechanical	101	113	128	(12)	-11%	(15)	-12%
Synchronization	102	98	111	4	4%	(13)	-12%
Digital	97	83	66	14	17%	17	26%
Other	11	12	13	(1)	-8%	(1)	-8%
Total Music Publishing	517	503	518	14	3%	(15)	-3%
Intersegment eliminations	(16)	(21)	(19)	5	-24%	(2)	11%
Total Revenue	$3,027	$2,871	$2,780	$156	5%	$91	3%
Revenue by Geographical Location
U.S. Recorded Music	$948	$973	$915	$(25)	-3%	$58	6%
U.S. Music Publishing	193	188	198	5	3%	(10)	-5%
Total U.S.	1,141	1,161	1,113	(20)	-2%	48	4%
International Recorded Music	1,578	1,416	1,366	162	11%	50	4%
International Music Publishing	324	315	320	9	3%	(5)	-2%
Total International	1,902	1,731	1,686	171	10%	45	3%
Intersegment eliminations	(16)	(21)	(19)	5	-24%	(2)	11%
Total Revenue	$3,027	$2,871	$2,780	$156	5%	$91	3%

Total Revenue

2014 vs. 2013

Total revenue increased by $156 million, or 5%, to $3.027 billion for the fiscal year ended September 30, 2014 from $2.871 billion for the fiscal year ended September 30, 2013. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of revenues for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013. Prior to intersegment eliminations, U.S. and international revenues represented 37% and 63% of total revenues for the fiscal year ended September 30, 2014 and 40% and 60% of total revenues for the fiscal year ended September 30, 2013. Excluding the favorable impact of foreign currency exchange rates, total revenues increased by $149 million, or 5%.

Our overall results included the impact of PLG revenue of $322 million for the fiscal year ended September 30, 2014 and $59 million for the fiscal year ended September 30, 2013. Excluding the impact of PLG, total revenue decreased by $107 million, or 4%. The total revenue decline, excluding PLG, was primarily due to an overall light release schedule for recorded music in the current year, partially offset by Music Publishing strength in performance, synchronization and digital revenue. Results for the fiscal year ended September 30, 2013 only include PLG revenues from July 1, 2013 through September 30, 2013, which represented carryover from prior-period releases, as there were no new releases for PLG during the quarter ended September 30, 2013.

Total digital revenues after intersegment eliminations increased by $120 million, or 11%, to $1.196 billion for the fiscal year ended September 30, 2014 from $1.076 billion for the fiscal year ended September 30, 2013. Total digital revenues represented 40% and 38% of consolidated revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2014 were comprised of U.S. revenues of $594 million and international revenues of $606 million, or each 50% of total digital revenues. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2013 were comprised of U.S. revenues of $574 million and international revenues of $506 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues increased by $137 million, or 6%, to $2.526 billion for the fiscal year ended September 30, 2014 from $2.389 billion for the fiscal year ended September 30, 2013. U.S. Recorded Music revenues were $948 million and $973 million, or 38% and 41% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively. International Recorded Music revenues were $1.578 billion and $1.416 billion, or 62% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively.

The overall Recorded Music results include $322 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $107 million due to the overall lighter release schedule as compared to the prior year.  The current year included a successful second half with the release of Coldplay’s “Ghost Stories” and Ed Sheeran’s “x”. Excluding the impact of PLG revenue, physical revenue declined $206 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by the comparatively light release schedule for recorded music. We continued to see growth in streaming services revenue, which grew by $200 million in total, and $150 million excluding the impact of PLG revenue, reflecting the increased consumer demand for streaming services. Offsetting this growth was a $91 million decline in digital download revenue, or a $133 million decline excluding the impact of PLG revenue. Artist services and expanded-rights revenue increased $62 million as a result of strong concert promotion revenue in Europe due to the timing of tours. Licensing revenue increased $47 million primarily due to licensing revenue from PLG. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $133 million, or 6%.

Music Publishing revenues increased by $14 million, or 3%, to $517 million for the fiscal year ended September 30, 2014 from $503 million for the fiscal year ended September 30, 2013. U.S. Music Publishing revenues were $193 million and $188 million, both 37%, of Music Publishing revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively. International Music Publishing revenues were $324 million and $315 million, both 63%, of Music Publishing revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively.

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue. The increase in performance revenue was driven by the timing of a collection society distribution of $9 million related to prior periods. The increase in synchronization revenue was driven by a $3 million increase in commercial income, a $3 million increase in motion picture income, partially offset by a $2 million decrease in television program income. In addition, digital revenue continued to grow primarily due to a $15 million increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenue increased by $11 million, or 2%.

2013 vs. 2012

Total revenue increased by $91 million, or 3%, to $2.871 billion for the fiscal year ended September 30, 2013 from $2.780 billion for the fiscal year ended September 30, 2012. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of revenues for the fiscal year ended September 30, 2013 and 81% and 19% of total revenues for the fiscal year ended September 30, 2012, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenues for both the fiscal year ended September 30, 2013 and September 30, 2012. Excluding the unfavorable impact of foreign currency exchange rates, total revenues increased by $136 million, or 5%.

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

The overall increase in Recorded Music revenue reflected growth in digital revenues, which more than offset the continued decline in physical sales, as well as increases in artist services and expanded-rights revenue and licensing revenue. The decrease in physical sales was driven by the ongoing transition from physical to digital sales as well as the comparatively strong prior-year performance of Michael Bublé’s “Christmas” album and key local releases in Japan, which were more heavily weighted towards physical sales. The current year included the success of Led Zeppelin’s “Celebration Day” which was more heavily weighted towards physical sales. Excluding the impact of PLG, physical revenues declined $90 million. Digital revenues continued to grow, up $132 million, or 15%, in the current year, and more than offset the declines in physical revenue for a second consecutive year. Excluding the impact of PLG, digital revenues increased $106 million. The increase was driven by strong growth in downloads, which increased $50 million, and in streaming and subscription services, which increased $75 million, offset by the decline in mobile revenue of $19 million, which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-year releases such as Bruno Mars’ “Unorthodox Jukebox” and current-year releases under third-party distribution deals, as well as continued success from prior-period releases with strong digital carryover sales from Flo Rida and fun. Excluding the impact of PLG, artist services and expanded-rights revenue increased $21 million due to timing of tours in Europe and Asia and higher merchandising revenue in the U.S. Excluding the impact of PLG, licensing revenues increased $12 million primarily due to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $150 million, or 7%.

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

The overall decrease in Music Publishing revenue was driven primarily by the continued decline in mechanical revenue and a decline in synchronization revenue, partially offset by the increase in digital revenue. The decrease in mechanical revenue reflected the impact of the ongoing transition from physical to digital sales in the music industry as well as the decision to exit certain lower-margin deals in the prior year. The decrease in synchronization revenue reflected lower overall demand in the commercial and videogame market. The increase in digital revenue reflected continued growth in digital downloads of $6 million and streaming and subscription services of $10 million. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenues decreased by $12 million, or 2%.

Revenue by Geographical Location

2014 vs. 2013

U.S. revenues decreased by $20 million, or 2%, to $1.141 billion for the fiscal year ended September 30, 2014 from $1.161 billion for the fiscal year ended September 30, 2013. U.S. Recorded Music revenue decreased $25 million, or $80 million excluding the impact of PLG revenue.  The primary driver was the decrease in U.S. Recorded Music physical revenue which declined $49 million, or $66 million excluding the impact of PLG revenue.  The physical decline was due to the ongoing shift in demand towards digital product and as well as the timing of the release schedule. U.S. Recorded Music digital revenue increased $11 million, but decreased $24 million excluding the impact of PLG revenue. This decline reflected a comparatively light release schedule for recorded music in the current year. U.S. Recorded Music artist services and expanded-rights revenue increased $7 million due to higher merchandise sales and managed tour income. U.S. Music Publishing revenues increased $5 million primarily due to a $9 million increase in U.S. Music Publishing digital revenue as a result of the continued growth in streaming service revenue and a $4 million increase in synchronization revenue resulting from an increase in commercial income. Overall demand in the commercial market was lower in the comparative year.  Partially offsetting these increases was a decline in mechanical revenue of $7 million as a result of the ongoing impact of the transition from physical to digital product in the music industry.

International revenues increased by $171 million, or 10%, to $1.902 billion for the fiscal year ended September 30, 2014 from $1.731 billion for the fiscal year ended September 30, 2013. International Recorded Music revenue increased $162 million, but decreased $46 million excluding the impact of PLG revenue. International Recorded Music physical revenue decreased $29 million, or

$140 million excluding the impact of PLG revenue. The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule for recorded music in the current year. Offsetting this decrease was an increase in digital revenue of $95 million, or $37 million excluding the impact of PLG revenue. The main driver of the $37 million increase was a $94 million increase in streaming services revenue, reflecting the increased consumer demand and increasing availability of streaming access models internationally, offset by a $55 million decline in digital download revenue and a $2 million decline in mobile revenue. International Recorded Music artist services and expanded-rights revenue increased $55 million due to a $39 million increase in Italy for tours from artists including Ligabue, a $20 million increase in France for tours from artists including Christophe Maé, partially offset by a $13 million decrease in Japan, resulting from the Superfly tour in the prior year. International Recorded Music Licensing revenue increased $41 million primarily due to PLG. International Music Publishing revenue increased $9 million primarily due to a $9 million increase in performance revenue due to the timing of a collection society distribution and a $5 million increase in digital revenue due to an increase in streaming services revenue, partially offset by a $5 million decline in mechanical revenue driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total international revenue increased $164 million, or 9%.

2013 vs. 2012

U.S. revenues increased by $48 million, or 4%, to $1.161 billion for the fiscal year ended September 30, 2013 from $1.113 billion for the fiscal year ended September 30, 2012. The increase in U.S. revenues reflected the growth in Recorded Music digital revenues, licensing revenues and artist services revenue slightly offset by a decline in Recorded Music physical revenues and Music Publishing revenues. U.S. Recorded Music physical revenue declined $6 million as a result of the continued shift in demand toward digital product, but was offset by current-year releases with strong physical demand such as Michael Bublé’s “To Be Loved” and Blake Shelton’s “Based on a True Story…”. U.S. Recorded Music digital revenues increased $39 million as a result of the continued growth in digital download revenue of $20 million and in streaming and subscription service revenue of $32 million, due to the increased availability and demand of digital formats including the introduction of new cloud and locker services, partially offset by a decline in mobile revenue of $13 million. U.S. licensing revenues increased $11 million due to timing. U.S. artist services and expanded-rights revenues increased $14 million as a result of increased merchandise sales on managed tours of $7 million. U.S. Music Publishing revenues decreased $10 million primarily due to a $6 million decline in mechanical revenue as a result of the ongoing impact of the transition from physical to digital product in the music industry and synchronization revenue of $11 million as a result of lower overall demand in the commercial and videogame markets. Partially offsetting these declines was the growth in U.S. Music Publishing digital revenue of $9 million as a result of the continued growth in digital download revenue of $5 million and in streaming and subscription service revenue of $4 million.

International revenues increased by $45 million, or 3%, to $1.731 billion for the fiscal year ended September 30, 2013 from $1.686 billion for the fiscal year ended September 30, 2012. Excluding the impact of PLG, International Recorded Music revenues decreased $9 million. Excluding the impact of PLG, International Recorded Music physical sales decreased $84 million primarily due to comparatively strong performance of key local releases in Japan in the prior year. Excluding the impact of PLG, International Recorded Music digital revenues increased $67 million as a result of growth in digital download revenue of $30 million and in streaming and subscription service revenue of $43 million, and was mainly attributable to continued success from current-year releases including Bruno Mars’ “Unorthodox Jukebox” and current-year releases under third party distribution deals with strong digital demand, partially offset by a decline in mobile revenue of $6 million. Excluding the impact of PLG, artist services and expanded-rights revenue increased $7 million, primarily due to the timing of tours in Japan which increased $6 million and increased merchandise sales on managed tours in the U.K. of $2 million. International Music Publishing revenues decreased $5 million primarily due to declines in mechanical revenue of $9 million as a result of the ongoing impact of the transition from physical to digital product in the music industry and performance revenue of $3 million. Partially offsetting these declines was the growth in International Music Publishing digital revenue of $8 million as a result of the continued growth in streaming and subscription service revenue of $6 million and digital download revenue of $1 million. Excluding the unfavorable impact of foreign currency exchange rates, total international revenues increased $90 million, or 6%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$998	$949	$965	$49	5%	$(16)	-2%
Product costs	572	543	490	29	5%	53	11%
Total cost of revenues	$1,570	$1,492	$1,455	$78	5%	$37	3%

2014 vs. 2013

Our cost of revenues increased by $78 million, or 5%, to $1.570 billion for the fiscal year ended September 30, 2014 from $1.492 billion for the fiscal year ended September 30, 2013. Expressed as a percentage of revenues, cost of revenues remained flat at 52% for both the fiscal year ended September 30, 2014 and September 30, 2013.

Artist and repertoire costs increased by $49 million, or 5%, to $998 million for the fiscal year ended September 30, 2014 from $949 million for the fiscal year ended September 30, 2013 due to higher royalty expense associated with higher revenues. Artist and repertoire costs as a percentage of revenues remained flat at 33% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

Product costs increased by $29 million, or 5%, to $572 million for the fiscal year ended September 30, 2014 from $543 million for the fiscal year ended September 30, 2013. The increase was primarily driven by an increase in artist services and expanded-rights revenue. Product costs also includes $6 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Product costs as a percentage of revenues remained flat at 19% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

2013 vs. 2012

Our cost of revenues increased by $37 million, or 3%, to $1.492 billion for the fiscal year ended September 30, 2013 from $1.455 billion for the fiscal year ended September 30, 2012. Expressed as a percentage of revenues, cost of revenues remained flat at 52% for both the fiscal year ended September 30, 2013 and September 30, 2012.

Artist and repertoire costs decreased by $16 million, or 2%, to $949 million for the fiscal year ended September 30, 2013 from $965 million for the fiscal year ended September 30, 2012. The decrease in artist and repertoire costs was driven by a shift towards higher margin Music Publishing deals, which more than offset an increase in revenue in the current year and the cost-recovery benefit of $8 million in the prior year. Artist and repertoire costs as a percentage of revenues decreased to 33% for the fiscal year ended September 30, 2013 from 35% for the fiscal year ended September 30, 2012, due to a shift towards higher margin deals in Music Publishing.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$659	$616	$578	$43	7%	$38	7%
Selling and marketing expense	451	422	390	29	7%	32	8%
Distribution expense	62	59	55	3	5%	4	7%
Total selling, general and administrative expense	$1,172	$1,097	$1,023	$75	7%	$74	7%

(1)	Includes depreciation expense of $55 million, $51 million and $51 million for the fiscal year ended September 30, 2014, 2013 and 2012, respectively.

2014 vs. 2013

Total selling, general and administrative expense increased by $75 million, or 7%, to $1.172 billion for the fiscal year ended September 30, 2014 from $1.097 billion for the fiscal year ended September 30, 2013. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 39% for the fiscal year ended September 30, 2014 from 38% for the fiscal year ended September 30, 2013.

General and administrative expenses increased by $43 million, or 7%, to $659 million for the fiscal year ended September 30, 2014 from $616 million for the fiscal year ended September 30, 2013. The increase in general and administrative expense was primarily due to a $28 million increase in PLG restructuring costs, a $5 million increase in PLG Acquisition related professional fees from our participation in the sales process and other integration costs, including transitional employees, PLG overhead costs, and a $20 million increase in facilities cost due to the overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease and non-cash costs associated with terminating one of our New York office leases. These increases were partially offset by a $14 million decrease in variable compensation, a $11 million decrease in share-based compensation expense and a $4 million decrease in severance charges unrelated to the PLG Acquisition. Expressed as a percentage of revenue, general and administrative expense remained flat at 22% for both the fiscal year ended September 30, 2014 and September 30, 2013.

Selling and marketing expense increased by $29 million, or 7%, to $451 million for the fiscal year ended September 30, 2014 from $422 million for the fiscal year ended September 30, 2013. Selling and marketing expense increased in line with the increase in revenue and was largely the result of higher variable marketing spending. Expressed as a percentage of revenues, selling and marketing expense remained flat at 15% for both the fiscal year ended September 30, 2014 and September 30, 2013.

Distribution expense increased by $3 million, or 5%, to $62 million for the fiscal year ended September 30, 2014 from $59 million for the fiscal year ended September 30, 2013 due to increased revenue. Expressed as a percentage of revenues, distribution expense remained flat at 2% for both the fiscal year ended September 30, 2014 and September 30, 2013.

2013 vs. 2012

Total selling, general and administrative expense increased by $74 million, or 7%, to $1.097 billion for the fiscal year ended September 30, 2013 from $1.023 billion for the fiscal year ended September 30, 2012. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 38% for the fiscal year ended September 30, 2013 from 37% for the fiscal year ended September 30, 2012.

General and administrative expenses increased by $38 million, or 7%, to $616 million for the fiscal year ended September 30, 2013 from $578 million for the fiscal year ended September 30, 2012. The increase in general and administrative expense was due to $19 million of share-based compensation expense, $11 million of a transaction fee under the Management Agreement related to the PLG Acquisition, $22 million of restructuring expense, and a $24 million increase in PLG Acquisition related professional fees and integration costs compared to the prior year. This was partially offset by lower variable compensation and $31 million lower severance expense unrelated to the PLG Acquisition. The current-year results do not yet reflect the expected synergies from the PLG Acquisition, which may not be realized in full. Expressed as a percentage of revenues, general and administrative expenses increased to 22% for the fiscal year ended September 30, 2013 from 21% for the fiscal year ended September 30, 2012.

Selling and marketing expense increased by $32 million, or 8%, to $422 million for the fiscal year ended September 30, 2013 from $390 million for the fiscal year ended September 30, 2012, primarily related to higher variable marketing expense related to current-year releases. Expressed as a percentage of revenues, selling and marketing expense increased to 15% for the fiscal year ended September 30, 2013 from 14% for the fiscal year ended September 30, 2012, primarily as a result of the strong sales performance of Michael Bublé’s “Christmas” in the prior year, which had a lower proportionate marketing spend than current-year releases.

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

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
OIBDA	$340	$333	$353	$7	2%	$(20)	-6%
Depreciation expense	(55)	(51)	(51)	(4)	8%	—	—%
Amortization expense	(266)	(207)	(193)	(59)	29%	(14)	7%
Operating income	19	75	109	(56)	-75%	(34)	-31%
Loss on extinguishment of debt	(141)	(85)	—	(56)	66%	(85)	—%
Interest expense, net	(203)	(203)	(225)	—	—%	22	-10%
Other (expense) income, net	(4)	(12)	8	8	-67%	(20)	—%
Loss before income taxes	(329)	(225)	(108)	(104)	46%	(117)	108%
Income tax benefit (expense)	26	31	(1)	(5)	-16%	32	—%
Net loss	(303)	(194)	(109)	(109)	56%	(85)	78%
Less: Income attributable to noncontrolling interest	(5)	(4)	(3)	(1)	25%	(1)	33%
Net loss attributable to Warner Music Group Corp.	$(308)	$(198)	$(112)	$(110)	56%	$(86)	77%

OIBDA

2014 vs. 2013

Our OIBDA increased by $7 million, or 2%, to $340 million for the fiscal year ended September 30, 2014 as compared to $333 million for the fiscal year ended September 30, 2013 primarily as a result of the flow through of higher revenues, offset by higher cost of revenues, and higher selling, general and administrative expense. As a percentage of revenues, total OIBDA decreased slightly to 11% for the fiscal year ended September 30, 2014 from 12% for the fiscal year ended September 30, 2013 mainly due to non-recurring charges related to PLG restructuring and integration costs in both years, as noted above.

2013 vs. 2012

Our OIBDA decreased by $20 million, or 6%, to $333 million for the fiscal year ended September 30, 2013 as compared to $353 million for the fiscal year ended September 30, 2012. Expressed as a percentage of revenues, total OIBDA margin decreased to 12% for the fiscal year ended September 30, 2013, from 13% for the fiscal year ended September 30, 2012.

Our OIBDA decrease is primarily due to the increase in selling, general and administrative expenses resulting from the PLG Acquisition, specifically restructuring expense of $22 million, a transaction fee under the Management Agreement of $11 million and $43 million in integration costs and professional fees, which were $29 million higher than in the prior year. The remaining increase of $42 million, excluding these items, was a result of an increase in revenue with a related increase in cost of revenues, decreases in selling, general and administrative expenses unrelated to the PLG Acquisition, and an increase in selling and marketing expense of $32 million, primarily related to higher variable marketing due to higher revenues. Overall, this resulted in a decreased OIBDA margin.

Depreciation expense

2014 vs. 2013

Our depreciation expense increased by $4 million, or 8%, to $55 million for the fiscal year ended September 30, 2014 from $51 million for the fiscal year ended September 30, 2013 primarily as a result of the increased capital expenditures related to IT projects, as well as consolidating our New York office space into our new headquarters and $2 million of accelerated depreciation associated with the move.

2013 vs. 2012

Our depreciation expense remained flat at $51 million, for the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012.

Amortization expense

2014 vs. 2013

Amortization expense increased by $59 million, or 29%, to $266 million for the fiscal year ended September 30, 2014 from $207 million for the fiscal year ended September 30, 2013 due to the PLG Acquisition and the resulting increase in amortizable intangible assets. The fiscal year ended September 30, 2014 included a full year of amortization for the intangibles related to the PLG Acquisition, whereas the fiscal year ended September 30, 2013 only included 3 months of amortization.

2013 vs. 2012

Amortization expense increased by $14 million, or 7%, to $207 million for the fiscal year ended September 30, 2013 from $193 million for the fiscal year ended September 30, 2012 due to the PLG Acquisition and the resulting increase in amortizable intangible assets.

Operating income (loss)

2014 vs. 2013

Our operating income decreased $56 million, or 75%, to $19 million for the fiscal year ended September 30, 2014 from $75 million for the fiscal year ended September 30, 2013. The decrease in operating income was due to the factors that led to the increase in OIBDA noted above which was more than offset by the increase in depreciation and amortization expense, as noted above.

2013 vs. 2012

Our operating income decreased $34 million, or 31%, to $75 million for the fiscal year ended September 30, 2013 from $109 million for the fiscal year ended September 30, 2012. The decrease in operating income was primarily due to the decrease in OIBDA and the increase in amortization expense as noted above.

Loss on extinguishment of debt

2014 vs. 2013

We recorded a loss on extinguishment of debt in the amount of $141 million for the fiscal year ended September 30, 2014 as compared to a loss on extinguishment of debt in the amount of $85 million for the fiscal year ended September 30, 2013.  On April 9, 2014, we completed the 2014 Refinancing. We made a redemption payment of $869 million, which included the repayment of our previously outstanding $765 million 11.5% Senior Notes due 2018, tender/call premiums of $85 million and consent fees of approximately $19 million.  As a result, we recorded a $141 million loss on the extinguishment of debt for the fiscal year ended September 30, 2014, which represents the difference between the redemption payment and the carrying value of the debt, including unamortized discounts of $13 million and unamortized debt and issuance costs of $24 million as of the refinancing date.

On November 1, 2012, we completed a refinancing of our then outstanding Senior Secured Notes due 2016. We made a redemption payment of $1.377 billion, which included the repayment of our previously outstanding $1.250 billion Old Secured Notes, tender/call premiums of $93 million and consent fees of approximately $34 million. As a result, we recorded an $83 million loss on the extinguishment of debt for the fiscal year ended September 30, 2013, which represents the difference between the redemption payment and the carrying value of the debt as of the refinancing date. Additionally, on June 21, 2013, we redeemed 10% of our then outstanding Senior Secured Notes due 2021. As a result, we recorded an additional loss on the extinguishment of debt of $2 million for the nine months ended June 30, 2013, which represents the premium paid on early redemption.

2013 vs. 2012

We recorded a loss on extinguishment of debt in the amount of $85 million for the fiscal year ended September 30, 2013, as noted above. There was no such activity or comparable charges in the fiscal year ended September 30, 2012.

Interest expense, net

2014 vs. 2013

Our interest expense, net, remained flat at $203 million for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013. This was driven by additional principal debt outstanding offset by lower interest rates as a result of the 2014 Refinancing of certain debt obligations.

2013 vs. 2012

Our interest expense, net, decreased by $22 million, or 10%, to $203 million for the fiscal year ended September 30, 2013 from $225 million for the fiscal year ended September 30, 2012. The decrease was primarily driven by the refinancing of our Senior Secured Notes due 2016 on November 1, 2012 and the modification of the Term Loan Facility on May 9, 2013, partially offset by the increase in debt related to the PLG Acquisition. Our current debt obligations have lower comparable interest rates than the debt obligations outstanding in the prior year.

Other (expense) income, net

2014 vs. 2013

Other expense, net, decreased by $8 million, or 67%, to $4 million for the fiscal year ended September 30, 2014 from $12 million for the fiscal year ended September 30, 2013. Other expense, net, includes net hedging losses on foreign exchange contracts, which represent currency exchange movements associated with intercompany receivables and payables that are short term in nature, and equity losses on our share of net income or loss on investments recorded in accordance with the equity method of accounting for an unconsolidated investee.

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

Income tax benefit (expense)

2014 vs. 2013

We incurred income tax benefit of $26 million for the fiscal year ended September 30, 2014 compared to $31 million for the fiscal year ended September 30, 2013, due to pre-tax losses in both periods.

2013 vs. 2012

We incurred income tax benefit of $31 million for the fiscal year ended September 30, 2013 as compared to an expense of $1 million for the fiscal year ended September 30, 2012. The decrease in the income tax expense primarily relates to the recognition of deferred tax benefits for higher losses in certain foreign jurisdictions related to the PLG Acquisition, the impact of a tax rate change in the U.K. and a tax benefit related to a German tax law change for the fiscal year ended September 30, 2013.

Net loss

2014 vs. 2013

Our net loss increased by $109 million, to $303 million for the fiscal year ended September 30, 2014 as compared to $194 million for the fiscal year ended September 30, 2013. The increased loss was driven by the decrease in operating income and increase in the loss on extinguishment of debt, as noted above, partially offset by lower other expense.

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

Noncontrolling interest

2014 vs. 2013

Net income attributable to noncontrolling interests was $5 million for the fiscal year ended September 30, 2014 and $4 million for the fiscal year ended September 30, 2013.

2013 vs. 2012

Net income attributable to noncontrolling interests was $4 million for the fiscal year ended September 30, 2013 and $3 million for the fiscal year ended September 30, 2012.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,526	$2,389	$2,281	$137	6%	$108	5%
OIBDA	267	270	289	(3)	-1%	(19)	-7%
Operating income	$31	$92	$126	$(61)	-66%	$(34)	-27%
Music Publishing
Revenue	$517	$503	$518	$14	3%	$(15)	-3%
OIBDA	166	148	146	18	12%	2	1%
Operating income	$94	$81	$79	$13	16%	$2	3%
Corporate expenses and eliminations
Revenue elimination	$(16)	$(21)	$(19)	$5	-24%	$(2)	11%
OIBDA	(93)	(85)	(82)	(8)	9%	(3)	4%
Operating loss	$(106)	$(98)	$(96)	$(8)	8%	$(2)	2%
Total
Revenue	$3,027	$2,871	$2,780	$156	5%	$91	3%
OIBDA	340	333	353	7	2%	(20)	-6%
Operating income	$19	$75	$109	$(56)	-75%	$(34)	-31%

Recorded Music

Revenues

2014 vs. 2013

Recorded Music revenues increased by $137 million, or 6%, to $2.526 billion for the fiscal year ended September 30, 2014 from $2.389 billion for the fiscal year ended September 30, 2013. U.S. Recorded Music revenues were $948 million and $973 million, or 38% and 41% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively. International Recorded Music revenues were $1.578 billion and $1.416 billion, or 62% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively.

The overall Recorded Music results include $322 million in revenue from PLG.  Excluding PLG, Recorded Music revenue declined $107 million due to the overall lighter release schedule as compared to the prior year.  The current year included a successful second half with the release of Coldplay’s “Ghost Stories” and Ed Sheeran’s “x”. Excluding the impact of PLG revenue, physical revenue declined $206 million. The decline was driven by the ongoing shift in demand towards digital product, and was further compounded by the comparatively light release schedule for recorded music. We continued to see growth in streaming services revenue, which grew by $200 million in total, and $150 million excluding the impact of PLG revenue, reflecting the increased consumer demand for streaming services. Offsetting this growth was a $91 million decline in digital download revenue, or a $133 million decline excluding the impact of PLG revenue. Artist services and expanded-rights revenue increased $62 million as a result of strong concert promotion revenue in Europe due to the timing of tours. Licensing revenue increased $47 million primarily due to licensing revenue from PLG. Excluding the favorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $133 million, or 6%.

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

The overall increase in Recorded Music revenue reflected growth in digital revenues, which more than offset the continued decline in physical sales, as well as increases in artist services and expanded-rights revenue and licensing revenue. The decrease in physical sales was driven by the ongoing transition from physical to digital sales as well as the comparatively strong prior-year performance of Michael Bublé’s “Christmas” album and key local releases in Japan, which were more heavily weighted towards physical sales. The current year included the success of Led Zeppelin’s “Celebration Day” which was more heavily weighted towards physical sales. Excluding the impact of PLG, physical revenues declined $90 million. Digital revenues continued to grow, up $132 million, or 15%, in the current year, and more than offset the declines in physical revenue for a second consecutive year. Excluding the impact of PLG, digital revenues increased $106 million. The increase was driven by strong growth in downloads, which increased $50 million, and in streaming and subscription services, which increased $75 million, offset by the decline in mobile revenue of $19 million, which reflected the continued decrease in demand for ringtones and ringback tones. The increases were attributable to current-year releases such as Bruno Mars’ “Unorthodox Jukebox” and current-year releases under third-party distribution deals, as well as continued success from prior-period releases with strong digital carryover sales from Flo Rida and fun. Excluding the impact of PLG, artist services and expanded-rights revenue increased $21 million due to timing of tours in Europe and Asia and higher merchandising revenue in the U.S. Excluding the impact of PLG, licensing revenues increased $12 million primarily due to timing. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenues increased by $150 million, or 7%.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$725	$681	$679	$44	7%	$2	0%
Product costs	572	543	490	29	5%	53	11%
Total cost of revenues	$1,297	$1,224	$1,169	$73	6%	$55	5%

2014 vs. 2013

Recorded Music cost of revenues increased by $73 million, or 6%, to $1.297 billion for the fiscal year ended September 30, 2014 from $1.224 billion for the fiscal year ended September 30, 2013. The increase in Recorded Music artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The increase in Recorded Music product costs was primarily driven by an increase in artist services and expanded-rights revenue. Recorded Music product costs also includes $6 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 51% for both the fiscal year ended September 30, 2014 and September 30, 2013, primarily due to the revenue mix resulting from an increase in the artist services and expanded-rights product costs associated with higher concert promotion revenue, partially offset by lower product costs associated with lower third party distribution revenue. Both concert promotion revenue and revenue associated with third party distribution tend to yield lower margins than our traditional revenue streams.

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

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$489	$451	$414	$38	8%	$37	9%
Selling and marketing expense	446	417	385	29	7%	32	8%
Distribution expense	62	59	55	3	5%	4	7%
Total selling, general and administrative expense	$997	$927	$854	$70	8%	$73	9%

(1)	Includes depreciation expense of $35 million, $32 million, and $31 million for the fiscal year ended September 30, 2014, 2013 and 2012, respectively.

2014 vs. 2013

Recorded Music selling, general and administrative expense increased by $70 million, or 8%, to $997 million for the fiscal year ended September 30, 2014 from $927 million for the fiscal year ended September 30, 2013. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 40% for the fiscal year ended September 30, 2014 from 39% for the fiscal year ended September 30, 2013. Recorded Music selling, general and administrative expense includes $54 million of PLG overhead costs for the fiscal year ended September 30, 2014 compared to $24 million for the fiscal year ended September 30, 2013.

Recorded Music general and administrative expense increased by $38 million, or 8%, to $489 million for the fiscal year ended September 30, 2014 from $451 million for the fiscal year ended September 30, 2013. The increase in Recorded Music general and administrative expense was primarily due to a $28 million increase in PLG restructuring costs, a $7 million increase in PLG Acquisition related professional fees and other integration costs, including transitional employees and PLG overhead costs.  These increases were partially offset by a $14 million decrease in variable compensation, a $6 million decrease in share-based compensation expense and a $5 million decrease in severance charges unrelated to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music general and administrative expense remained flat at 19% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

Recorded Music selling and marketing expense increased by $29 million, or 7%, to $446 million for the fiscal year ended September 30, 2014 from $417 million for the fiscal year ended September 30, 2013. Recorded Music selling and marketing expense increased in line with the increase in revenue and was largely the result of higher variable marketing spending. Expressed as a percentage of Recorded Music revenue, Recorded Music selling and marketing expense remained flat at 18% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

Recorded Music distribution expense increased by $3 million, or 5%, to $62 million for the fiscal year ended September 30, 2014 from $59 million for the fiscal year ended September 30, 2013. Expressed as a percentage of Recorded Music revenue, Recorded Music distribution expense remained flat at 3% for the both fiscal year ended September 30, 2014 and September 30, 2013.

2013 vs. 2012

Recorded Music selling, general and administrative expense increased by $73 million, or 9%, to $927 million for the fiscal year ended September 30, 2013 from $854 million for the fiscal year ended September 30, 2012. This increase was primarily due to higher general and administrative expense and higher selling and marketing expense. Expressed as a percentage of Recorded Music revenues, selling, general and administrative expense increased to 39% for the fiscal year ended September 30, 2013 from 37% for the fiscal year ended September 30, 2012.

Recorded Music general and administrative expense increased by $37 million, or 9%, to $451 million for the fiscal year ended September 30, 2013 from $414 million for the fiscal year ended September 30, 2012. This increase was primarily due to $8 million of share-based compensation expense, $11 million of a transaction fee under the Management Agreement related to the PLG Acquisition, $22 million of restructuring expense, and a $36 million increase in PLG Acquisition related professional fees and integration costs. This was partially offset by lower variable compensation and $26 million lower severance. The current-year results do not yet reflect all of the expected synergies from the PLG Acquisition, which may not be realized in full.

Recorded Music selling and marketing expense increased by $32 million, or 8%, to $417 million for the fiscal year ended September 30, 2013 from $385 million for the fiscal year ended September 30, 2012.  This increase was primarily the result of variable marketing increases related to current-year releases compared to prior-year releases.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
OIBDA	$267	$270	$289	$(3)	-1%	$(19)	-7%
Depreciation and amortization	(236)	(178)	(163)	(58)	33%	(15)	9%
Operating income	$31	$92	$126	$(61)	-66%	$(34)	-27%
2014 vs. 2013

Recorded Music OIBDA decreased by $3 million, or 1%, to $267 million for the fiscal year ended September 30, 2014 from $270 million for the fiscal year ended September 30, 2013 primarily as a result of the flow through of higher Recorded Music revenues, higher Recorded Music cost of revenues, and higher Recorded Music selling, general and administrative expense. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA remained flat at 11% for the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013 mainly due to non-recurring charges related to PLG restructuring and integration costs in both years, as noted above.

Recorded Music operating income decreased by $61 million, or -66%, due to the decrease in OIBDA noted above and the additional amortization expense, primarily relating to amortization of intangible assets acquired from PLG.

2013 vs. 2012

Recorded Music OIBDA decreased by $19 million, or 7%, to $270 million for the fiscal year ended September 30, 2013 from $289 million for the fiscal year ended September 30, 2012. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA decreased to 11% for the fiscal year ended September 30, 2013 from 13% for the fiscal year ended September 30, 2012. Our Recorded Music OIBDA and OIBDA margin decrease was primarily driven by the increase in costs as a percentage of revenue for selling, general and administrative expense.

Recorded Music operating income decreased by $34 million, or 27%, due to the decrease in OIBDA noted above and the additional depreciation and amortization expense, primarily relating to amortization of intangible assets acquired from PLG.

Music Publishing

Revenues

2014 vs. 2013

Music Publishing revenues increased by $14 million, or 3%, to $517 million for the fiscal year ended September 30, 2014 from $503 million for the fiscal year ended September 30, 2013. U.S. Music Publishing revenues were $193 million and $188 million, both 37%, of Music Publishing revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively. International Music Publishing revenues were $324 million and $315 million, both 63%, of Music Publishing revenues for the fiscal year ended September 30, 2014 and September 30, 2013, respectively.

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue. The increase in performance revenue was driven by the timing of a collection society distribution of $9 million related to prior periods. The increase in synchronization revenue was driven by a $3 million increase in commercial income, a $3 million increase in motion picture income, partially offset by a $2 million decrease in television program income. In addition, digital revenue continued to grow primarily due to a $15 million increase in streaming services revenue. The decrease in mechanical revenue was driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total Music Publishing revenue increased by $11 million, or 2%.

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

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$289	$289	$305	$—	—%	$(16)	-5%
Total cost of revenues	$289	$289	$305	$—	—%	$(16)	-5%

2014 vs. 2013

Music Publishing cost of revenues remained flat at $289 million for the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 56% for the fiscal year ended September 30, 2014 from 58% for the fiscal year ended September 30, 2013 primarily due to the revenue mix.

2013 vs. 2012

Music Publishing cost of revenues decreased by $16 million, or 5%, to $289 million for the fiscal year ended September 30, 2013 from $305 million for the fiscal year ended September 30, 2012. Expressed as a percentage of Music Publishing revenues, Music Publishing cost of revenues decreased to 58% for the fiscal year ended September 30, 2013 from 59% for the fiscal year ended September 30, 2012 as a result of the shift towards higher margin deals.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$67	$70	$71	$(3)	-4%	$(1)	-1%
Selling and marketing expense	2	2	2	—	—%	—	—%
Total selling, general and administrative expense	$69	$72	$73	$(3)	-4%	$(1)	-1%

(1)	Includes depreciation expense of $7 million, $6 million, and $6 million for the fiscal year ended September 30, 2014, 2013 and 2012, respectively.

2014 vs. 2013

Music Publishing selling, general and administrative expense decreased by $3 million, or 4%, to $69 million for the fiscal year ended September 30, 2014 as compared to $72 million for the fiscal year ended September 30, 2013, primarily due to a one-time benefit of $6 million related to the reversal of a previously accrued earnout partially offset by a $1 million increase in depreciation expense and a $1 million increase in professional fees. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense decreased to 13% for the fiscal year ended September 30, 2014 from 14% for the fiscal year ended September 30, 2013.

2013 vs. 2012

Music Publishing selling, general and administrative expense decreased by $1 million, or 1%, to $72 million for the fiscal year ended September 30, 2013 from $73 million for the fiscal year ended September 30, 2012, primarily due to a decrease in legal fees. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 14% for the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012.

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
OIBDA	$166	$148	$146	$18	12%	$2	1%
Depreciation and amortization	(72)	(67)	(67)	(5)	8%	—	—%
Operating income	$94	$81	$79	$13	16%	$2	3%

2014 vs. 2013

Music Publishing OIBDA increased by $18 million, or 12%, to $166 million for the fiscal year ended September 30, 2014 from $148 million for the fiscal year ended September 30, 2013 primarily as a result of the flow through of higher Music Publishing revenue and lower Music Publishing selling, general and administrative expense. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 32% for the fiscal year ended September 30, 2014 from 29% for the fiscal year ended September 30, 2013, reflecting the impact of the reversal of a previously accrued earnout.

Music Publishing operating income increased by $13 million due to the increase in OIBDA noted above offset by the $5 million increase in Music Publishing depreciation and amortization expense.

2013 vs. 2012

Music Publishing OIBDA increased by $2 million, or 1%, to $148 million for the fiscal year ended September 30, 2013 from $146 million for the fiscal year ending September 30, 2012 primarily as a result of the flow through of lower Music Publishing revenue and lower Music Publishing cost of revenue. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA increased to 29% for the fiscal year ended September 30, 2013 from 28% for the fiscal year ended September 30, 2012 primarily due to the shift towards higher-margin deals.

Music Publishing operating income increased by $2 million due to the increase in OIBDA noted above.

Corporate Expenses and Eliminations

2014 vs. 2013

Our OIBDA loss from corporate expenses and eliminations increased by $8 million to $93 million for the fiscal year ended September 30, 2014 from $85 million for the fiscal year ended September 30, 2013. The increase was primarily due to a $12 million increase in facilities cost due to the costs associated with terminating one of our New York office leases and overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease, partially offset by a $2 million decrease in professional fees related to our participation in the sales process and acquisition of PLG.

Our operating loss from corporate expenses and eliminations increased by $8 million to $106 million for the fiscal year ended September 30, 2014 from $98 million for the fiscal year ended September 30, 2013 due to the increase in OIBDA loss noted above.

2013 vs. 2012

Our OIBDA loss from corporate expenses and eliminations increased by $3 million to $85 million for the fiscal year ended September 30, 2013 from $82 million for the fiscal year ended September 30, 2012. The increase was mainly due to higher share-based compensation expense partially offset by lower severance expense in the current year.

Our operating loss from corporate expenses and eliminations increased by $2 million to $98 million for the fiscal year ended September 30, 2013 from $96 million for the fiscal year ended September 30, 2012 due to the increase of $3 million in OIBDA loss noted above offset by a decrease of $1 million in depreciation expense.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2014

At September 30, 2014, we had $3.030 billion of debt, $157 million of cash and equivalents (net debt of $2.873 billion, defined as total debt less cash and equivalents and short-term investments) and $371 million of Warner Music Group Corp. equity. This compares to $2.867 billion of debt, $155 million of cash and equivalents (net debt of $2.712 billion) and $726 million of Warner Music Group Corp. equity at September 30, 2013. Net debt increased by $161 million primarily as a result of the 2014 Refinancing.

The $355 million decrease in Warner Music Group Corp.’s equity during the fiscal year ended September 30, 2014 was primarily due to our $308 million net loss.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal years ended September 30, 2014, 2013 and 2012 have been derived from our audited financial statements included elsewhere herein.

	For the Fiscal Year Ended September 30,
	2014	2013	2012
Cash provided by (used in):
Operating Activities	$130	$159	$209
Investing Activities	(155)	(808)	(58)
Financing Activities	37	511	(3)

Operating Activities

Cash provided by operating activities was $130 million for the fiscal year ended September 30, 2014 compared to $159 million for the fiscal year ended September 30, 2013 and $209 million for the fiscal year ended September 30, 2012. The decrease in results from operating activities in fiscal 2014 compared to fiscal 2013 reflected the increase in OIBDA of $7 million, offset by changes in working capital associated with the operations of the business.  Accounts payable was a large driver of the decline in operating cash due to payout of back-ended prior year expenses, and the decline in operating cash was partially offset by deferred revenue which was a source of operating cash due to timing of contractual advances on large digital service deals. The decrease in results from operating activities in fiscal 2013 compared to fiscal 2012 reflected the decrease in our OIBDA driven primarily by higher integration costs and professional fees related to the PLG Acquisition, changes in working capital associated with the operations of the business and the increase in cash paid for interest of $13 million due to the timing of interest payments.

Investing Activities

Cash used in investing activities was $155 million for the fiscal year ended September 30, 2014, compared to $808 million for the fiscal year ended September 30, 2013 and $58 million for the fiscal year ended September 30, 2012.

Cash used in investing activities of $155 million for the fiscal year ended September 30, 2014 consisted of $53 million of net business acquisitions, $26 million to acquire music publishing rights and $76 million of capital expenditures. The business acquisition payments represent cash paid for new acquisitions as well as contingent consideration on business acquisitions completed in prior years.

Cash used in investing activities of $808 million for the fiscal year ended September 30, 2013 consisted of $737 million, net of cash acquired, for business acquisitions, primarily the acquisition of PLG, $37 million to acquire music publishing rights and $34 million for capital expenditures mainly related to IT.

Cash used in investing activities of $58 million for the fiscal year ended September 30, 2012 consisted of $32 million to acquire music publishing rights, $32 million for capital expenditures primarily related to IT and $6 million, net of cash acquired, for business acquisitions, partially offset by $12 million of proceeds received for the sale of a building.

Financing Activities

Cash provided by financing activities was $37 million for the fiscal year ended September 30, 2014 compared to $511 million for the fiscal year ended September 30, 2013 and cash used in financing activities of $3 million for the fiscal year ended September 30, 2012.

The $37 million of cash provided by financing activities for fiscal year ended September 30, 2014 reflected the $53 million net proceeds from the 2014 Refinancing, which included proceeds from the issuance of $935 million in new notes offset by $765 million in repayment of principal debt, $104 million of premiums and consent fees and $13 million of deferred financing costs. It also included $10 million in amortization payments on the Senior Term Loan Facility, $3 million of repayments on our capital lease obligation and $3 million of distributions to our non-controlling interest holders.

The $511 million of cash provided by financing activities for fiscal year ended September 30, 2013 included the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of the Existing Senior Secured Notes of $727 million and subsequent repayment of $73 million, proceeds from the Senior Term Loan Facility of $1.412 billion and subsequent repayment of $110 million, $129 million of premiums and consent fees, $62 million of deferred financing costs, and $4 million of distributions to non-controlling interest holders.

The total gross amount of proceeds from the Revolving Credit Facility of $600 million and $136 million during the fiscal years ended September 30, 2014 and 2013, respectively, were an aggregate of all drawdowns during each period.  Individual amounts were drawn and repaid in full during the period, with no Revolving Credit Facility balance outstanding at September 30, 2014 or September 30, 2013, mainly to supplement short-term U.S. operating liquidity needs throughout the period. As of September 30, 2014 and September 30, 2013, a significant portion of our operating cash balance resided outside of our U.S. operating companies.

Cash used in financing activities of $3 million for the fiscal year ended September 30, 2012 consisted of distributions to our non-controlling interest holders.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, including the closing working capital adjustment in connection with our acquisition of PLG, and any dividends, prepayments of debt or repurchases of our outstanding notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

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

Existing Unsecured Notes

On July 20, 2011, WM Finance Corp. (the “Initial OpCo Issuer”), which was merged with and into the Acquisition Corp., issued $765 million aggregate principal amount of 11.50% Senior Notes due 2018 (the “Existing Unsecured Notes”) pursuant to the Existing Unsecured Notes Indenture, between the Initial OpCo Issuer, the guarantors party thereto and Wells Fargo Bank, National Association (“Wells Fargo”) as trustee. Following the completion of the Merger on July 20, 2011, Acquisition Corp. and certain of its domestic subsidiaries (the “Guarantors”) entered into a Supplemental Indenture, dated as of July 20, 2011, with Wells Fargo, as trustee, pursuant to which (i) Acquisition Corp. became a party to the Existing Unsecured Notes Indenture and assumed the obligations of the Initial OpCo Issuer under the Existing Unsecured Notes and (ii) each Guarantor became a party to the Existing Unsecured Notes Indenture and provided an unconditional guarantee of the obligations of Acquisition Corp. under the Existing Unsecured Notes.

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

New Senior Secured Notes

On April 9, 2014, Acquisition Corp. issued $275 million in aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “New Senior Secured Notes”) under the Base Indenture, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of April 9, 2014 (the “New Secured Notes Supplemental Indenture” and, together with the Base Indenture, the “New Secured Notes Indenture”), among the Acquisition Corp., the guarantors party thereto and the Trustee.

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

Guarantees

The New Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under the Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the New Senior Secured Notes (including the subsidiary guarantor’s guarantee of obligations under the Existing Senior Secured Notes and the Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the New Unsecured Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Senior Credit Facilities and any future senior secured credit facility, the Existing Senior Secured Notes and the New Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Senior Secured Notes may be released in certain circumstances. On May 7, 2014, the Parent issued a guarantee whereby it agreed to fully and unconditionally guarantee the payments of Acquisition Corp. on the New Senior Secured Notes.

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

New Unsecured Notes

On April 9, 2014, Acquisition Corp. issued $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022 (the “New Unsecured Notes”) under the Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Supplemental Indenture” and, together with the New Unsecured Notes Base Indenture, the “New Unsecured Notes Indenture”), among the Acquisition Corp., the guarantors party thereto and the Trustee.

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

Guarantees

The New Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the subsidiary guarantors. Each subsidiary guarantee is a senior unsecured obligation of such subsidiary guarantor. Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively subordinated to the subsidiary guarantor’s existing secured obligations, including the subsidiary guarantor’s guarantee of the Existing Senior Secured Notes, the New Senior Secured Notes and obligations under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Existing Senior Secured Notes, the New Senior Secured Notes and the Senior Credit Facilities and any future senior secured credit facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Unsecured Notes may be released in certain circumstances. On May 7, 2014, the Parent issued a guarantee whereby it agreed to fully and unconditionally guarantee the payments of Acquisition Corp. on the New Senior Unsecured Notes.

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

Existing Debt as of September 30, 2014

As of September 30, 2014, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,294
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	201
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$3,030

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million at September 30, 2014. There were no loans outstanding under the Revolving Credit Facility at September 30, 2014.

(b)

Principal amount of $1.300 billion less unamortized discount of $6 million at September 30, 2014. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at September 30, 2014.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of September 30, 2014.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility depends upon our ability to meet the leverage ratio test. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) share-based compensation expense and also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and our Senior Term Loan Credit Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended September 30, 2014. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2014
Net Loss	$(286)
Income tax expense	(26)
Interest expense, net	181
Depreciation and amortization	321
Restructuring costs (a)	57
Net hedging and foreign exchange losses (b)	5
Management fees (c)	8
Transaction costs (d)	62
Business optimization expenses (e)	8
Loss on extinguishment of debt (f)	141
Equity based compensation expense (g)	8
Other non-cash charges (h)	22
Gain on sale of marketable securities	(2)
Loss on equity method investments	1
Pro forma impact of specified transactions (i)	32
Pro Forma Consolidated EBITDA	$532
Consolidated Funded Indebtedness (j)	$2,829
Leverage Ratio (k)	5.32x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)	Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).
(d)

Reflects costs related to the Company’s participation in the EMI sales process, including the subsequent regulatory review, as well as integration and other nonrecurring costs related to the PLG Acquisition.

(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the 2014 Refinancing.
(g)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)	Reflects non-cash charges not included in other items above, including but not limited to impairment, loss on contract terminations, and purchase accounting charges.
(i)

Reflects the $28 million impact for the PLG Acquisition and the $4 million impact for the Gold Typhoon Group acquisition, as if the specified transactions had occurred on the first day of the September 30, 2014 measurement period. This amount does not include the actual results related to PLG and Gold Typhoon Group already included in the Consolidated Statements of Operations for the twelve months ended September 30, 2014. Pro forma savings reflected in the table above related to PLG reflect a portion, approximately $25 million, of previously announced targeted savings following the PLG Acquisition of approximately $70 million (less already achieved savings of approximately $45 million) and other synergies resulting from or related to the PLG Acquisition.

(j)

Reflects the principal balance of external debt at Acquisition Corp of approximately $2.9 billion, plus the annualized daily revolver borrowings of $63 million, plus contractual obligations of deferred purchase price of $9 million, plus contingent consideration related to acquisitions of $3 million, plus the implied principal component under capital lease obligation of $18 million, less cash up to $150 million.

(k)

Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended September 30, 2014. This is calculated net of cash and equivalents of the Company as of September 30, 2014 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility was 5.75x as of the quarter ending September 30, 2014. The maximum leverage ratio permitted will be 5.75x as of the end of each fiscal quarter of fiscal 2015. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our or Holdings’ outstanding debt securities open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our, or Holdings’, outstanding debt securities with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2014, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Less than	1-3	4-5	After 5
Firm Commitments and Outstanding Debt	1 year	years	years	years	Total
	(in millions)
Secured Notes (1)	$—	$—	$—	$926	$926
Interest on Secured Notes (1)	55	110	110	106	381
Unsecured WMG Notes (1)	—	—	—	660	660
Interest on Unsecured WMG Notes (1)	44	89	89	134	356
Holdings Notes (1)	—	—	—	150	150
Interest on Holdings Notes (1)	21	41	41	10	113
Senior Term Loan Facility (1)	13	26	26	1,235	1,300
Interest on Senior Term Loan Facility (1)	49	97	95	51	292
Operating leases (2)	50	91	77	255	473
Capital leases (3)	3	1	—	—	4
Artist, songwriter and co-publisher commitments (4)	190	*	*	*	190
Management Fees (5)	9	18	18	**	45
Minimum funding commitments to investees and other obligations (6)	42	1	—	—	43
Total firm commitments and outstanding debt	$476	$474	$456	$3,527	$4,933

The following is a description of our firmly committed contractual obligations at September 30, 2014:

(1)

Outstanding debt obligations consist of the Senior Term Loan Facility, Dollar Notes, Euro Notes, New Senior Secured Notes, New Unsecured Notes and the Holdings Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2014. Amounts do not include any fair value adjustments, bond premiums or discounts.

(2)

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $11 million of total sublease income expected to be received under non-cancelable agreements. These obligations have also been presented without the commitments under the Restructuring Plan as set forth in Note 10 to the Consolidated Financial Statements.

(3)	See Note 13 to the Consolidated Financial Statements.
(4)

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and co-publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent for the next 12 month period approximates $190 million at September 30, 2014.

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

(6)

We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other obligations include $38 million of a final working capital adjustment related to the PLG Acquisition as described in Note 4. Other long-term liabilities include $27 million and $30 million of liabilities for uncertain tax positions as of September 30, 2014 and September 30, 2013, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

CRITICAL ACCOUNTING POLICIES

The SEC’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggests companies provide additional disclosure and commentary on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in our application. We believe the following list represents critical accounting policies as contemplated by FRR 60. For a summary of all of our significant accounting policies, see Note 2 to our audited Consolidated Financial Statements included elsewhere herein.

Business Combinations

We account for our business acquisitions under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combination (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. If our assumptions or estimates in the fair value calculation change, the fair value of our acquired intangible assets could change; this would also change the value of our goodwill.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets as required by FASB Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”). Under ASC 350, we do not amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the step one of the two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.

In performing the first step, management determines the fair value of its reporting units using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and, growth rates, as well as relevant comparable company earnings multiples for the market-based approach including the determination of whether a premium or discount should be applied to those comparables. The cash flows employed in the DCF analysis are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future impairment tests. In determining which discount rate to utilize, management determines the appropriate weighted average cost of capital (“WACC”) for each reporting unit. Management considers many factors in selecting a WACC, including the market view of risk for each individual reporting unit, the appropriate capital structure and the appropriate borrowing rates for each reporting unit. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of a reporting unit.

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

As of September 30, 2014, we had recorded goodwill in the amount of $1.661 billion, including $1.197 billion and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2014 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2014 analysis ranged from 7% to 13% while the terminal growth rates used in the DCF analysis ranged from 1% to 2%. The fair values of all our reporting units were in excess of their carrying value as of our annual impairment test. The fair values of our International Recorded Music and Music Publishing reporting units were close to their carrying values and were 4% and 6% in excess of their carrying values, respectively at September 30, 2014. Our U.S. Recorded Music reporting unit was 133% in excess of its carrying value at September 30, 2014.

If our assumptions or estimates in the fair value calculation change, we could incur impairment charges in future periods. For example, if the discount rates or terminal growth rates utilized in our fiscal 2014 annual impairment testing increased or decreased, respectively, by approximately 50-150 basis points, the estimated fair value of our Music Publishing and International Recorded Music reporting unit would have fallen below their respective carrying values. If our growth assumptions in the streaming business do not occur, they could have a negative effect on our estimated fair values. For example, if the streaming business growth assumptions decreased by approximately 50-150 basis points, the estimated fair value of our International Recorded Music reporting unit would have fallen below its carrying value.

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

See Note 6 to the Consolidated Financial Statements for a further discussion of our goodwill and intangible assets.

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

In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product historical returns trend, current economic conditions, changes in customer demand and commercial acceptance of our products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $65 million and $55 million were established at September 30, 2014 and September 30, 2013, respectively. The ratio of our receivable allowances to gross accounts receivables was 15% at September 30, 2014 and 10% at September 30, 2013.

Gross Versus Net Revenue Classification

In the normal course of business, we act as an intermediary or agent with respect to certain payments received from third parties. For example, we distribute music product on behalf of third-party record labels.

The accounting issue encountered in these arrangements is whether we should report revenue based on the “gross” amount billed to the customer or on the “net” amount received from the customer after participation and other royalties paid to third parties. To the extent revenues are recorded gross (in the full amount billed), any participations and royalties paid to third parties are recorded as expenses so that the net amount (gross revenues, less expenses) flows through operating income. Accordingly, the impact on operating income is the same, whether we record the revenue on a gross basis or net basis (less related participations and royalties).

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

Conversely, pursuant to ASC 605-45, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

—	the supplier (not the Company) is responsible for providing the product or service to the customer;
—	the supplier (not the Company) has latitude in establishing prices;
—	the amount we earn is fixed;
—	the supplier (not the Company) has credit risk; and
—	the supplier (not the Company) has general inventory risk for a product before it is sold.

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

We had $292 million and $266 million of advances in our balance sheet at September 30, 2014 and September 30, 2013, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

Accounting for Share-based Compensation

Share-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s shares. The Company’s Senior Management Long Term Incentive Plan is classified as a liability rather than equity under ASC 718. Liability classified share-based compensation costs are measured at fair value each reporting date until settlement. Because it is not practical for the Company to estimate the volatility of its share price needed to use the fair value approach since our stock is not currently publically traded, the Company has made a policy election that whenever share-based payment awards are required to be measured as a liability, the Company will use the intrinsic value method to measure the costs. Under the intrinsic value method, the Company obtains a valuation of our presumed stock price at least annually (or more frequently for significant changes in the business) and re-measures the related awards using this new price, recognizing compensation costs for the difference between the existing price and new price.

Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and, growth rates, as well as relevant comparable company earnings multiples for the market-based approach including the determination of whether a premium or discount should be applied to those comparables. The cash flows employed in the DCF analysis are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of the presumed share price. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future pricing. In determining which discount rate to utilize, management determines the appropriate weighted average cost of capital (“WACC”) for the Company. Management considers many factors in selecting a WACC, including the market view of risk, the appropriate capital structure and the appropriate borrowing rates for the Company. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of our presumed share price.

New Accounting Principles

In addition to the critical accounting policies discussed above, we adopted several new accounting policies during the past three years. None of these new accounting principles had a material effect on our audited financial statements. See Note 2 to our audited Consolidated Financial Statements included elsewhere herein for a complete summary of all our significant accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited Consolidated Financial Statements the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2014, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2013.

Foreign Currency Risk

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We may at times choose to use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of September 30, 2014, the Company had outstanding hedge contracts for the sale of $7 million of foreign currencies at fixed rates. Subsequent to September 30, 2014, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at September 30, 2014, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $1 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $3.036 billion of principal debt outstanding at September 30, 2014, of which $1.300 billion was variable rate debt and $1.736 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At September 30, 2014, 57% of the Company’s debt was at a fixed rate. In addition, at September 30, 2014, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at September 30, 2014, the fair value of the fixed-rate and variable rate debt was approximately $3.026 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $19 million, respectively. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 15(a). These financial statements, supplementary information and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Music Group Corp. at September 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule II, when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

December 11, 2014

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30,	September 30,
	2014	2013
	(in millions)
Assets
Current assets:
Cash and equivalents	$157	$155
Accounts receivable, net of allowances of $65 million and $55 million	383	511
Inventories	39	33
Royalty advances expected to be recouped within one year	102	93
Deferred tax assets	46	43
Prepaid and other current assets	55	59
Total current assets	782	894
Royalty advances expected to be recouped after one year	190	173
Property, plant and equipment, net	227	180
Goodwill	1,661	1,668
Intangible assets subject to amortization, net	2,884	3,107
Intangible assets not subject to amortization	120	120
Other assets	90	110
Total assets	$5,954	$6,252
Liabilities and Equity
Current liabilities:
Accounts payable	$215	$280
Accrued royalties	1,132	1,147
Accrued liabilities	243	308
Accrued interest	60	75
Deferred revenue	219	139
Current portion of long-term debt	13	13
Other current liabilities	3	25
Total current liabilities	1,885	1,987
Long-term debt	3,017	2,854
Deferred tax liabilities, net	383	439
Other noncurrent liabilities	279	229
Total liabilities	$5,564	$5,509
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(649)	(341)
Accumulated other comprehensive loss, net	(108)	(61)
Total Warner Music Group Corp. equity	371	726
Noncontrolling interest	19	17
Total equity	390	743
Total liabilities and equity	$5,954	$6,252

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2014	2013	2012
	(in millions)
Revenues	$3,027	$2,871	$2,780
Costs and expenses:
Cost of revenue	(1,570)	(1,492)	(1,455)
Selling, general and administrative expenses (a)	(1,172)	(1,097)	(1,023)
Amortization expense	(266)	(207)	(193)
Total costs and expenses	(3,008)	(2,796)	(2,671)
Operating income	19	75	109
Loss on extinguishment of debt	(141)	(85)	—
Interest expense, net	(203)	(203)	(225)
Other (expense) income	(4)	(12)	8
Loss before income taxes	(329)	(225)	(108)
Income tax benefit (expense)	26	31	(1)
Net loss	(303)	(194)	(109)
Less: Income attributable to noncontrolling interest	(5)	(4)	(3)
Net loss attributable to Warner Music Group Corp.	$(308)	$(198)	$(112)

(a) Includes depreciation expense of:	$(55)	$(51)	$(51)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2014	2013	2012
	(in millions)

Net loss	$(303)	$(194)	$(109)
Other comprehensive loss, net of tax
Foreign currency adjustment	(41)	(3)	(19)
Minimum pension liability	(6)	2	(7)
Deferred losses on derivative financial instruments	—	(1)	—
Other comprehensive loss, net of tax	(47)	(2)	(26)
Total comprehensive loss	(350)	(196)	(135)
Less: Income attributable to noncontrolling interest	(5)	(4)	(3)
Comprehensive loss attributable to Warner Music Group Corp.	$(355)	$(200)	$(138)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2014	2013	2012
	(in millions)
Cash flows from operating activities
Net loss	$(303)	$(194)	$(109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	141	85	—
Depreciation and amortization	321	258	244
Deferred income taxes	(55)	(73)	(26)
Gain on sale of assets	(2)	—	(1)
Non-cash interest expense	13	13	(2)
Non-cash share-based compensation expense	8	19	—
Changes in operating assets and liabilities:
Accounts receivable	72	(15)	(16)
Inventories	(7)	(5)	1
Royalty advances	(32)	(1)	47
Accounts payable and accrued liabilities	(87)	73	44
Royalty payables	25	6	22
Accrued interest	(15)	(14)	34
Deferred revenue	95	14	4
Other balance sheet changes	(44)	(7)	(33)
Net cash provided by operating activities	130	159	209
Cash flows from investing activities
Acquisition of music publishing rights, net	(26)	(37)	(32)
Capital expenditures	(76)	(34)	(32)
Investments and acquisitions of businesses, net	(53)	(737)	(6)
Proceeds from sale of building	—	—	12
Net cash used in investing activities	(155)	(808)	(58)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	600	136	—
Repayment of the Revolving Credit Facility	(600)	(136)	—
Proceeds from Acquisition Corp. Senior Term Loan Facility	—	1,412	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	(110)	—
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—	—
Proceeds from issuance of Acquisition Corp. 6.00% Senior Secured Notes	—	500	—
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	(50)	—
Proceeds from issuance of Acquisition Corp. 6.25% Senior Secured Notes	—	227	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	(23)	—
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	660	—	—
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	—	(1,250)	—
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—	—
Financing costs paid	(104)	(129)	—
Deferred financing costs paid	(13)	(62)	—
Distribution to noncontrolling interest holder	(3)	(4)	(3)
Repayment of capital lease obligations	(3)	—	—
Net cash provided by (used in) financing activities	37	511	(3)
Effect of exchange rate changes on cash and equivalents	(10)	(9)	—
Net increase (decrease) in cash and equivalents	2	(147)	148
Cash and equivalents at beginning of period	155	302	154
Cash and equivalents at end of period	$157	$155	$302

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Deficit)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except per share amounts)
Balance at September 30, 2011	1,000	$0.001	$1,129	$(31)	$(33)	$1,065	$17	$1,082
Net (loss) income	—	—	—	(112)	—	(112)	3	(109)
Other comprehensive loss, net of tax	—	—	—	—	(26)	(26)	—	(26)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2012	1,000	$0.001	$1,129	$(143)	$(59)	$927	$17	$944
Net (loss) income	—	—	—	(198)	—	(198)	4	(194)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(4)	(4)
Deconsolidation of entity	—	—	(1)	—	—	(1)	—	(1)
Stock dividend	55	—	—	—	—	—	—	-
Balance at September 30, 2013	1,055	$0.001	$1,128	$(341)	$(61)	$726	$17	$743
Net (loss) income	—	—	—	(308)	—	(308)	5	(303)
Other comprehensive loss, net of tax	—	—	—	—	(47)	(47)	—	(47)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2014	1,055	$0.001	$1,128	$(649)	$(108)	$371	$19	$390

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

Acquisition of Warner Music Group by Access Industries

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the NYSE. The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the instruments covering its outstanding indebtedness.

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

The Company’s Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; various distribution centers and ventures operated internationally; and an 80% interest in Word, which specializes in the distribution of music products in the Christian retail marketplace.

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are otherwise used by digital streaming services such as Beats Music, Deezer, Rhapsody, Spotify and YouTube, and digital radio services such as Pandora, iTunes Radio and iHeart Radio.

The Company has integrated the sale of digital content into all aspects of its business, including A&R, marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side-by-side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for each of Pop, Country and Urban, in 2014. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library and 615 Music, collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2014 ended on September 26, 2014, the fiscal year ended September 30, 2013 ended on September 27, 2013, and the fiscal year ended September 30, 2012 ended on September 28, 2012. For convenience purposes, the Company continues to date its financial statements as of September 30.

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

Reclassifications

Certain reclassifications have been made to the prior fiscal years’ consolidated financial statements to conform with the current fiscal-year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Actual results could differ from those estimates.

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

Cash and Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. The Company includes checks outstanding at year end as a component of accounts payable, instead of a reduction in its cash balance where there is not a right of offset in the related bank accounts.

Accounts Receivable

Credit is extended to customers based upon an evaluation of the customer’s financial condition. Accounts receivable are recorded at net realizable value.

Sales Returns and Allowance for Doubtful Accounts

Management’s estimate of physical recorded music products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and operating income. In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of our products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.

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

Inventories

Inventories consist of DVDs, CDs and related music products. Inventories are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out (“FIFO”) and average cost methods, which approximate cost under the FIFO method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

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

Property, Plant and Equipment

Property, plant and equipment existing at the date of the Merger or acquired in conjunction with subsequent business combinations are recorded at fair value. All other additions are recorded at historical cost. Depreciation is calculated using the straight-line method based upon the estimated useful lives of depreciable assets as follows: five to seven years for furniture and fixtures, periods of up to five years for computer equipment and periods of up to five years for machinery and equipment. Buildings are depreciated over periods of up to forty years. Leasehold improvements are depreciated over the life of the lease or estimated useful lives of the improvements, whichever period is shorter.

Internal-Use Software Development Costs

As required by FASB ASC Subtopic 350-40, Internal-Use Software (“ASC 350-40”), the Company capitalizes certain external and internal computer software costs incurred during the application development stage. The application development stage generally includes software design and configuration, coding, testing and installation activities. Training and maintenance costs are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight-line basis, generally not exceeding five years and are recorded as a component of depreciation expense.

Accounting for Goodwill and Other Intangible Assets

In accordance with FASB ASC Topic 350, Intangibles-Goodwill and Other (“ASC 350”), the Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. Pursuant to this guidance, the Company does not amortize the goodwill balance and instead, performs an annual impairment test to assess the fair value of goodwill over its carrying value. Identifiable intangible assets with finite lives are amortized over their useful lives.

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

The Company performs an annual impairment test of its indefinite-lived intangible assets as of July 1 of each fiscal year, unless events occur which trigger the need for an earlier impairment test. The impairment test involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF analysis. Common among such an approach is the “relief from royalty” methodology, which is used in estimating the fair value of the Company’s trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.

The impairment tests require management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others.

Valuation of Long-Lived Assets

The Company periodically reviews the carrying value of its long-lived assets, including finite lived intangibles, property, plant and equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable or that the lives assigned may no longer be appropriate. To the extent the estimated future cash inflows attributable to the asset, less estimated future cash outflows, are less than the carrying amount, an impairment loss is recognized in an amount equal to the difference between the carrying value of such asset and its fair value. Assets to be disposed of and for which there is a committed plan to dispose of the assets, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. If it is determined that events and circumstances warrant a revision to the remaining period of amortization, an asset’s remaining useful life would be changed, and the remaining carrying amount of the asset would be amortized prospectively over that revised remaining useful life.

Foreign Currency Translation

The financial position and operating results of substantially all foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rates of exchange on the balance sheet date, and local currency revenues and expenses are translated at average rates of exchange during the period. Resulting translation gains or losses are included in the accompanying consolidated statements of equity as a component of accumulated other comprehensive loss.

Revenues

Recorded Music

As required by FASB ASC Topic 605, Revenue Recognition (“ASC 605”), the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Revenues from the sale of physical Recorded Music products are recognized upon delivery, which occurs once the product has been shipped and title and risk of loss have been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales less a provision for future estimated returns. Revenues from the sale of Recorded Music products through digital distribution channels are recognized when the products are sold and related sales accounting reports are delivered by the providers.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $83 million, $70 million, and $67 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

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

Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long term incentive plan that has liability classification for share-based compensation awards.

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current fiscal year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carry forwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

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

New Accounting Pronouncements

During the first quarter of fiscal 2014, the Company simultaneously adopted Accounting Standards Updates (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”) and ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2011-11 and ASU 2013-01 require additional quantitative and qualitative disclosures over financial instruments and derivative instruments that are offset on the balance sheet or subject to master netting arrangements. The adoption of these standards did not have an impact on the Company’s Consolidated Financial Statements, other than disclosure.

During the first quarter of fiscal 2014, the Company adopted ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires entities to disclose, in one place, information about the amounts reclassified out of accumulated other comprehensive income by component. The adoption of this standard did not have an impact on the Company’s Consolidated Financial Statements, other than disclosure.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This ASU increases the requirements for components to be classified as discontinued operations to require a strategic shift (major line of business, major geographical area) that has or will have a major effect on an entity's operations and financial results. ASU 2014-08 is effective prospectively for disposals that occur in annual periods beginning after December 15, 2014, and interim periods thereafter. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related disclosure when substantial doubt exists. ASU 2014-15 will be effective in the first annual period ending after December 15, 2016, and interim periods thereafter. Earlier adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”). This ASU provides acquired entities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. ASU 2014-17 was effective upon issuance. This election to apply pushdown accounting is made for each individual change-in-control event which could have an impact on the Company’s financial statements.

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes:

			Deferred Gains
	Foreign	Minimum	(Losses)	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2011	$(35)	$1	$1	$(33)
Other comprehensive loss (a)	(19)	(7)	—	(26)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at September 30, 2012	$(54)	$(6)	$1	$(59)
Other comprehensive loss (a)	(3)	3	—	—
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)	(2)
Balance at September 30, 2013	$(57)	$(4)	$—	$(61)
Other comprehensive loss (a)	(41)	(6)	—	(47)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at September 30, 2014	$(98)	$(10)	$—	$(108)

__________

(a)

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $(13) million, $(4) million and $4 million during the fiscal year ended September 30, 2014, 2013 and 2012, respectively.

4. Acquisition of Parlophone Label Group

On July 1, 2013, the Company completed the acquisition of Parlophone Label Group (“PLG”) from Universal Music for £487 million in an all-cash transaction (the “PLG Acquisition”). The PLG Acquisition was accounted for in accordance with ASC 805, using the acquisition method of accounting. The assets acquired and liabilities assumed in connection with the PLG Acquisition, including identifiable intangible assets, have been measured at their fair value primarily using Level 3 inputs (see Note 17 for additional information on fair value inputs). Determining the fair value of the assets acquired and liabilities assumed requires judgment and involved the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset useful lives and market multiples, among other items. The use of different estimates and judgments could yield materially different results.

In connection with the PLG Acquisition, the Company incurred $59 million in professional fees and integration costs during the fiscal year ended September 30, 2014 and $43 million in professional fees and integration costs, as well as an $11 million fee under the Management Agreement (defined below), during the fiscal year ended September 30, 2013.

The allocation of the purchase price was completed as of June 30, 2014 and any adjustments to goodwill made up to that date were recorded in the Company’s balance sheet as of June 30, 2014. The table below presents (i) the estimate of the PLG Acquisition consideration as it relates to the acquisition of PLG by the Buyers and (ii) the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of July 1, 2013 (in millions):

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

As of September 30, 2014, the final working capital adjustment had still not been determined, but was subsequently determined as described in Note 18. We have accrued for the impact of this subsequent event in our results for the year ended September 30, 2014 as it represents the culmination of our previously estimated adjusted purchase price for PLG. The final working capital adjustment of £23 million is reflected in the statement of operations as the measurement period for this acquisition has closed. The impact of this has been offset by the release of various net liability balances as they are settled as a result of the final completion statement.

The excess of the Adjusted Purchase Price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The goodwill recorded as part of the PLG Acquisition reflects the expected value to be generated from the continuing transition of the music industry and the expected resulting cost savings; cost and revenue synergies to be realized; as well as any intangible assets that do not qualify for separate recognition. The resulting goodwill has been allocated to our Recorded Music reportable segment. The Company does not expect the goodwill recognized to be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

The components of the intangible assets identified in the table above and the related useful lives, allocated to the Company’s Recorded Music reportable segment, are as follows:

	Value	Useful Life
	(in millions)
Trademark and trade name	$17	Indefinite
Catalog	442	13 years
Artist contracts	305	10 years
Total intangible assets	$764

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the PLG Acquisition occurred on October 1, 2011. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the PLG Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. Additionally, certain pro forma adjustments have been made to the historical results of PLG in order to (i) convert them to U.S. GAAP; (ii) conform their accounting policies to those applied by the Company; (iii) present them in U.S. dollars; (iv) align accounting periods; (v) eliminate revenue and expenses and related assets and liabilities for international licensing agreements to sell repertoire owned by non-acquired entities that have been terminated as a result of the PLG Acquisition; and (vi) exclude assets not acquired by the Company. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the PLG Acquisition or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods. The unaudited pro forma results for the fiscal years ended September 30, 2013 and 2012 include the licensing income remitted to the repertoire owner by the selling territory, but do not reflect the licensing fee retained and related direct costs incurred by the selling territory. For the fiscal year ended September 30, 2014, where the Company is the selling territory, the licensing fee and direct costs are included in our consolidated results.

The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the PLG Acquisition had taken place at the beginning of fiscal 2012.

	September 30, 2013	September 30, 2012
	(in millions)
Revenue	$3,131	$3,130
Operating income (loss)	135	(392)
Net loss attributable to Warner Music Group Corp.	(154)	(609)

Actual results related to PLG included in the Consolidated Statements of Operations for the fiscal year ended September 30, 2014 consist of revenues of $322 million and operating loss of $103 million including restructuring charges and integration costs. Actual results related to PLG included in the Consolidated Statements of Operations for the fiscal year ended September 30, 2013 relate to the transition period from July 1, 2013 to September 30, 2013 and consist of revenues of $59 million and operating loss of $32 million.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2014	2013
	(in millions)
Land	$16	$16
Buildings and improvements	109	81
Furniture and fixtures	16	13
Computer hardware and software	191	155
Construction in progress	28	14
Machinery and equipment	11	9
Gross Property, Plant and Equipment	$371	$288
Less accumulated depreciation	(144)	(108)
Net Property, Plant and Equipment	$227	$180

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2012	$916	$464	$1,380
Acquisitions	274	—	274
Dispositions	—	—	—
Other adjustments	14	—	14
Balance at September 30, 2013	$1,204	$464	$1,668
Acquisitions	9	—	9
Dispositions	—	—	—
Other adjustments	(16)	—	(16)
Balance at September 30, 2014	$1,197	$464	$1,661

The increase in goodwill during the fiscal year ended September 30, 2014 includes an adjustment to preliminary amounts recorded in the prior period as a result of the PLG Acquisition based on new information obtained during the measurement period and goodwill associated with the Gold Typhoon acquisition in July 2014. The increase in goodwill during the fiscal year ended September 30, 2013 primarily includes $263 million related to the PLG Acquisition and additional goodwill related to other Recorded Music transactions. The other adjustments during both the fiscal year ended September 30, 2014 and 2013 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2014 impairment analysis did not result in an impairment of the Company’s goodwill.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	September 30,	September 30,
	Useful Life	2014	2013
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,040	$1,006
Music publishing copyrights	27 years	1,550	1,546
Artist and songwriter contracts	13 years	975	983
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,572	3,542
Accumulated amortization		(688)	(435)
Total net intangible assets subject to amortization		2,884	3,107
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	120	120
Total net other intangible assets		$3,004	$3,227

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2014, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended
September 30,
(in millions)
2015	$265
2016	255
2017	215
2018	215
2019	207
Thereafter	1,727
$2,884

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Merger and the PLG Acquisition.

7. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	September 30,	September 30,
	2014	2013
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,294	1,303
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	—
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	201	213
6.75% Senior Notes due 2022—Acquisition Corp.	660	—
11.5% Senior Notes due 2018—Acquisition Corp. (d)	—	751
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	3,030	2,867
Less: current portion	13	13
Total long-term debt	$3,017	$2,854

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $11 million and $1 million at September 30, 2014 and September 30, 2013, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2014 or September 30, 2013.

(b)

Principal amount of $1.300 billion and $1.310 billion less unamortized discount of $6 million and $7 million at September 30, 2014 and September 30, 2013, respectively. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at September 30, 2014 and September 30, 2013.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2014 and September 30, 2013.
(d)	Face amount of $765 million less unamortized discounts of $14 million at September 30, 2013. The Company refinanced the $765 million of 11.5% Senior Notes due 2018 as part of the 2014 Refinancing.

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

Modification of Senior Term Loan Facility and Drawdown of Incremental Term Loan Facility
On May 9, 2013, Acquisition Corp. prepaid $102.5 million in aggregate principal amount of term loans under the Senior Term Loan Facility (the “Term Loan Repayment”). Also on May 9, 2013, the Term Loan Borrower entered into an amendment to the Senior Term Loan Facility among the Term Loan Borrower, Holdings, the subsidiaries of the Term Loan Borrower party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the refinancing of the then outstanding term loan and for a $820 million senior secured incremental term loan facility (the “Incremental Term Loan Facility”). As part of the amendment to the Senior Term Loan Facility, the interest rate, maturity date, and scheduled amortization were changed. On July 1, 2013, Acquisition Corp. drew down the $820 million Incremental Term Loan Facility to fund the PLG Acquisition, pay fees, costs and expenses related to the PLG Acquisition and for general corporate purposes of Acquisition Corp. and its subsidiaries. Initially, the Senior Term Loan Facility provided for term loans thereunder (the “Term Loans”) in an amount of up to $1.310 billion.

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

The Company recorded a loss on extinguishment of debt of approximately $141 million in the fiscal year ended September 30, 2014, which represents the difference between the redemption payment and the carrying value of the debt, which included the principal value of $765 million, less unamortized discounts of $13 million and unamortized debt issuance costs of $24 million.

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

The loans under the Senior Term Loan Facility bear interest at Term Loan Borrower’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.75% per annum. The loans under the Senior Term Loan Facility Credit Agreement are subject to a Term Loan LIBOR “floor” of 1.00%. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

Amortization and Maturity of Senior Term Loan Facility

The loans under the Senior Term Loan Facility amortize in equal quarterly installments due December, March, June and September in aggregate annual amounts equal to 1.00% of the original principal amount of the amended Senior Term Loan Facility, or $13 million per year, with the balance payable on maturity date of the Term Loans. The loans outstanding under the Senior Term Loan Facility mature on July 1, 2020.

Maturity of Revolving Credit Facility

On March 25, 2014, Acquisition Corp. received lender consent to an amendment to the credit agreement for its Revolving Credit Facility. The amendment became effective on April 9, 2014 and extended the maturity date of the Revolving Credit Facility to April 1, 2019.

Maturities of Senior Notes and Senior Secured Notes

As of September 30, 2014, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.586 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $203 million, $203 million, and $225 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at September 30, 2014 and 6.9% at September 30, 2013.

8. Income Taxes

The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2014	2013	2012
	(in millions)
Domestic	$(153)	$(73)	$(84)
Foreign	(176)	(152)	(24)
Total	$(329)	$(225)	$(108)

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2014	2013	2012
	(in millions)
Federal:
Current	$—	$—	$—
Deferred	(7)	(6)	(8)
Foreign:
Current (a)	35	25	24
Deferred	(55)	(54)	(18)
U.S. State:
Current	(6)	13	3
Deferred	7	(9)	—
Total	$(26)	$(31)	$1

(a)

Includes cash withholding taxes of $11 million, $9 million and $8 million for the fiscal year ended September 30, 2014, for the fiscal year ended September 30, 2013, and for the fiscal year ended September 30, 2012, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2014	2013	2012
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(115)	$(79)	$(37)
U.S. state and local taxes	1	4	3
Foreign income taxed at different rates, including withholding taxes	(15)	15	13
Increase in valuation allowance	101	36	28
Release of valuation allowance	(3)	(1)	(1)
Change in tax rates	1	(20)	(6)
Nondeductible transaction costs	—	13	—
Other	4	1	1
Total income tax (benefit) expense	$(26)	$(31)	$1

For the fiscal year ended September 30, 2014 and for the fiscal year ended September 30, 2013, the Company incurred losses in the U.S. and certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at September 30, 2014 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below:

	September 30,	September 30,
	2014	2013
	(in millions)
Deferred tax assets:
Allowances and reserves	$43	$44
Employee benefits and compensation	43	39
Other accruals	72	59
Tax attribute carry forwards	619	518
Other	3	1
Total deferred tax assets	780	661
Valuation allowance	(394)	(296)
Net deferred tax assets	386	365
Deferred tax liabilities:
Depreciation, amortization and artist advances	(9)	(12)
Intangible assets	(714)	(749)
Total deferred tax liabilities	(723)	(761)
Net deferred tax liabilities	$(337)	$(396)

At September 30, 2014, the Company has U.S. federal tax net operating loss carry-forwards of $761 million, which will begin to expire in fiscal year 2024. Tax net operating loss carry forwards in state, local and foreign jurisdictions expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $149 million. During the year ended September 30, 2014 the Company converted $20 million of expiring foreign tax credits to deductions. The remaining foreign tax credits will begin to expire in 2016.

U.S. income and foreign withholding taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $157 million at September 30, 2014. As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2014 and September 30, 2013, the Company had accrued $4 million and $6 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in millions):

Balance at September 30, 2011	$11
Additions for current year tax positions	4
Additions for prior year tax positions	—
Subtractions for prior year tax positions	(1)
Balance at September 30, 2012	$14
Additions for current year tax positions	5
Additions for prior year tax positions	11
Subtractions for prior year tax positions	—
Balance at September 30, 2013	$30
Additions for current year tax positions	10
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(14)
Balance at September 30, 2014	$27

Included in the total unrecognized tax benefits at September 30, 2014 and 2013 are $27 million and $30 million, respectively, that if recognized, would favorably affect the effective income tax rate. The amount of the reserve for uncertain tax positions may change in the next twelve months due to certain resolution of various income tax matters. An estimate of the range of the possible change cannot be made until these tax matters are further developed or resolved.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2008, in the U.K. for the tax years ending through September 30, 2011, in Canada for tax years ended through September 30, 2006 and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.

9. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $75 million and $63 million as of September 30, 2014 and 2013, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $50 million and $43 million recorded in its balance sheets as of September 30, 2014 and 2013, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal year ended September 30, 2014, September 30, 2013, and September 30, 2012, pension expense amounted to $4 million, $4 million, and $4 million, respectively.

Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $5 million for the fiscal year ended September 30, 2014, $4 million for the fiscal year ended September 30, 2013, and $4 million for the fiscal year ended September 30, 2012.

10. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $77 million in restructuring charges, currently estimated to be made up of employee-related costs of $69 million, real estate costs of $6 million and other costs of $2 million. Total restructuring costs of $50 million were incurred in the fiscal year ended September 30, 2014 with respect to these actions, which consist of $45 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total restructuring costs of $22 million were incurred in the fiscal year ended September 30, 2013 with respect to these actions, which solely consist of $22 million of employee-related costs. Total costs to date under the Restructuring Plan are $72 million, including total cash payments of $59 million. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee-	Real
	related Costs	Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2012	$—	$—	$—	$—
Restructuring expense	22	—	—	22
Cash payments	(12)	—	—	(12)
Balance at September 30, 2013	$10	$—	$—	$10
Restructuring expense	45	4	1	50
Cash payments	(43)	(3)	(1)	(47)
Balance at September 30, 2014	$12	$1	$—	$13

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statements of operations resulting from the Restructuring Plan is shown below:

	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,
	2014	2013
	(in millions)
Selling, general and administrative expenses	$50	$22
Total restructuring expense	$50	$22

All of the above expenses were recorded in the Recorded Music reportable segment.

11. Share-Based Compensation Plans

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

The Company accounts for share-based payments as required by ASC 718. ASC 718 requires all share-based payments to employees to be recognized as compensation expense. Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs to employees using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. In accordance with ASC 718, the Company measures share-based compensation costs to non-employees at fair value under ASC 820, which does not allow for use of the intrinsic method.

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

The following is a summary of the Company’s share awards:

				Matching	Deferred Equity	Matching Equity
			Deferred	Equity Units	Units Weighted-	Units Weighted-
			Equity Units	Weighted-	Average	Average
			Weighted-	Average	Grant-Date	Grant-Date
	Deferred	Matching	Average	Intrinsic	Intrinsic	Intrinsic
	Equity Units	Equity Units	Fair Value	Value	Value	Value
Unvested units at January 1, 2013
Granted	25	25	$134.62	$27.49	$107.13	$—
Vested	—	—	—	—	—	—
Forfeited	(1)	(1)	—	—	107.13	—
Unvested units at September 30, 2013	24	24	$134.62	$27.49	$107.13	$—
Granted	2	2	134.62	—	107.13	—
Vested	(5)	—	134.62	27.49	107.13	—
Forfeited	(2)	(2)	134.62	27.49	107.13	—
Unvested units at September 30, 2014	19	24	$132.92	$25.79	$107.13	$—

The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2014 was $107.13. The fair value of these deferred equity units at September 30, 2014 was $132.92. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2013 was $107.13. The fair value of these deferred equity units at September 30, 2013 was $134.62.

Compensation Expense

The Company recognized non-cash share-based compensation expense of $8 million for the fiscal year ended September 30, 2014. Of the $8 million, $5 million related to awards for employees and $3 million related to awards for non-employees for the fiscal year ended September 30, 2014. The Company recognized non-cash share-based compensation of $19 million for the fiscal year ended September 30, 2013. Of the $19 million, $12 million related to awards for employees and $7 million related to awards for non-employees for the fiscal year ended September 30, 2013.

In addition, at September 30, 2014 and September 30, 2013, the Company had approximately $12 million and $20 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2014, the remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 3 years.

12. Related Party Transactions

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time or (ii) 1.5% of the EBITDA (as defined in the indenture governing the WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The annual fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company also paid Access an $11 million transaction fee related to the PLG Acquisition in fiscal 2013. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $8 million, $19 million and $8 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively, which includes the annual fee and reimbursement of certain expenses in connection with the Management Agreement, an $11 million transaction fee related to the PLG Acquisition in the fiscal year ended September 30, 2013, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for each of the fiscal years ended September 30, 2014, 2013 and 2012. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statements of operations.

Lease Arrangements with Related Party

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired during the year.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease shall be increased to £3,460,250 per year, the term was extended five years and the Company received certain rights to extend the term for an additional five years following a market rate rent review.

On September 27, 2011, Access Industries (UK) Limited, an affiliate of Access, entered into a License to Occupy on a Short Term Basis agreement with Warner Music UK Limited, one of the Company’s subsidiaries, for the license of office space in the Company’s building at 28 Kensington Church Street, Kensington, London. The license fee of £15,839 per month (exclusive of VAT) was based on the per foot lease costs to the Company. For the fiscal years ended September 30, 2014, 2013 and 2012, an immaterial amount was recorded as a reduction of rent expense in the accompanying statements of operations. The license agreement was terminated on October 13, 2014.

On May 6, 2013, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space leased by Access at the building at 450 West 14th Street, New York, New York. The license fee of $27,033.50 per month was based on the per foot lease costs to the Company of its current headquarters space, which represented market terms. For the fiscal years ended September 30, 2014 and 2013, an immaterial amount was recorded as rent expense. The license agreement was terminated on July 31, 2014.

Deezer

Access owns a minority equity interest in Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Odyssey’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. Deezer paid to WEA International Inc. an aggregate amount of approximately $21 million and $9 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2014 and 2013, respectively.

Equity Investment

In fiscal 2014, the Company made an investment in a company in which Access was a minority owner, which was subsequently sold during fiscal 2014. As a result of the sale transaction, the Company recognized a gain of $2 million.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently the Chairman and CEO of Warner Bros. Records and Warner/Chappell Music, provided specified performance goals were achieved. The goals relate to achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company had previously recorded a $6 million liability as of September 30, 2013 based on the fair value of the expected earn-out payments. The Company concluded that it was no longer likely that the specified performance goals would be achieved. As such, the liability was reversed, and no liability was recorded on the balance sheet at September 30, 2014. The Company was also required to pay Mr. Strang certain monies that might be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $0.8 million, all of which has been paid since the acquisition.

13. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under both capital and operating leases. Net rent expense was approximately $82 million, $61 million and $63 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

At September 30, 2014, future minimum payments under non-cancelable capital and operating leases (net of sublease income) are as follows:

	Capital	Operating
Years	Leases	Leases
	(in millions)
2015	$3	$48
2016	1	44
2017	—	43
2018	—	37
2019	—	36
Thereafter	—	254
Total	$4	$462

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Amortization of capital leases is included in depreciation expense in the consolidated statements of operations. Capital lease amounts included in property, plant, and equipment are as follows:

	September 30,	September 30,
	2014	2013
	(in millions)
Capital Leases	$30	$33
Less accumulated amortization	(1)	—
Total	$29	$33

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and co-publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and co-publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent for the next 12 month period approximated $190 million and $201 million as of September 30, 2014 and September 30, 2013, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $5 million and $7 million at September 30, 2014 and September 30, 2013, respectively.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014. The Company’s reply date has not yet been set. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Plaintiffs filed their motion for final approval of the Settlement Agreement on November 26, 2014. The hearing on final approval of the settlement is scheduled for January 8, 2015. Based on an evaluation of potential outcomes of these claims that are reasonably possible and an estimate of the reasonably possible loss or range of loss possible, the Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

As of September 30, 2014, the Company had outstanding hedge contracts for the sale of $7 million of foreign currencies at fixed rates. As of September 30, 2014, the Company had less than $1 million of deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2013, the Company had outstanding hedge contracts for the sale of $1.044 billion and the purchase of $249 million of foreign currencies at fixed rates. As of September 30, 2013, the Company had less than $1 million of deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at September 30, 2014 and September 30, 2013:

	September 30,	September 30,
	2014 (a)	2013 (b)
	(in millions)
Other current assets	$—	$1
Other current liabilities	—	(23)

(a)	Includes less than $1 million of foreign exchange derivative contracts in asset and liability positions.
(b)	Includes $5 million and $27 million of foreign exchange derivative contracts in asset and liability positions, respectively.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
	(in millions)
2014
Revenues	$2,526	$517	$(16)	$3,027
OIBDA	267	166	(93)	340
Depreciation of property, plant and equipment	(35)	(7)	(13)	(55)
Amortization of intangible assets	(201)	(65)	—	(266)
Operating income (loss)	31	94	(106)	19
Total assets	3,273	2,393	288	5,954
Capital expenditures	27	8	41	76
2013
Revenues	$2,389	$503	$(21)	$2,871
OIBDA	270	148	(85)	333
Depreciation of property, plant and equipment	(32)	(6)	(13)	(51)
Amortization of intangible assets	(146)	(61)	—	(207)
Operating income (loss)	92	81	(98)	75
Total assets	3,426	2,444	382	6,252
Capital expenditures	12	3	19	34
2012
Revenues	$2,281	$518	$(19)	$2,780
OIBDA	289	146	(82)	353
Depreciation of property, plant and equipment	(31)	(6)	(14)	(51)
Amortization of intangible assets	(132)	(61)	—	(193)
Operating income (loss)	126	79	(96)	109
Capital expenditures	12	2	18	32

Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2014, 2013 and 2012. Total assets relating to operations in different geographical areas are set forth below as of September 30, 2014 and September 30, 2013.

	2014		2013		2012
		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue
	(in millions)
United States	$1,141	$148	$1,161	$106	$1,113
United Kingdom	467	30	383	18	342
All other territories	1,419	49	1,327	56	1,325
Total	$3,027	$227	$2,871	$180	$2,780

Customer Concentration

In the fiscal years ended September 30, 2014, 2013 and 2012, one customer represented 16%, 18% and 19% of total revenues, respectively. This customer’s revenues are included in the Recorded Music segment.

16. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $204 million, $206 million and $193 million during the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The Company paid approximately $22 million, $26 million and $42 million of foreign income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The $42 million of cash tax payments during the fiscal year ended September 30, 2012 includes a $15 million payment relating to the settlement of an income tax audit in Germany. This payment was fully reimbursed to the Company by Time Warner Inc. under the terms of the 2004 acquisition of substantially all of the interests of the recorded music and music publishing businesses of Time Warner Inc.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2014 and September 30, 2013.

	Fair Value Measurements as of September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	(2)	(2)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
Total	$—	$—	$(3)	$(3)

	Fair Value Measurements as of September 30, 2013
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(23)	—	(23)
Other Current Liabilities:
Contractual Obligations (b)	—	—	(13)	(13)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(9)	(9)
Total	$—	$(22)	$(22)	$(44)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2013	$22
Additions	2
Reductions	(8)
Payments	(13)
Balance at September 30, 2014	$3

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2014, the fair value of the Company’s debt was $3.026 billion. Based on the level of interest rates prevailing at September 30, 2013, the fair value of the Company’s debt was $3.060 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

18. Subsequent Events

PLG Working Capital Adjustment

On November 21, 2014, the completion statement establishing the final purchase price of PLG was delivered to the Company. The final working capital adjustment of $38 million (£23 million) was determined and paid to Universal Music on December 8, 2014. The Company also released various net liability balances as they are settled as a result of the final completion statement. The Company has accrued for the impact of this subsequent event in its results for the year ended September 30, 2014 as it represents the culmination of the Company’s previously estimated adjusted purchase price for PLG as described in Note 4.

WARNER MUSIC GROUP CORP.

2014 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2014 (b)	2014 (b)	2014 (b)	2013 (b)
	(in millions)
Revenues	$771	$788	$653	$815
Costs and expenses:
Cost of revenue	(393)	(417)	(319)	(441)
Selling, general and administrative expenses (a)	(287)	(319)	(273)	(293)
Amortization expense	(67)	(67)	(66)	(66)
Total costs and expenses	(747)	(803)	(658)	(800)
Operating (loss) income	24	(15)	(5)	15
Loss on extinguishment of debt	—	(141)	—	—
Interest expense, net	(46)	(48)	(54)	(55)
Other income (expense)	(1)	4	(3)	(4)
Loss before income taxes	(23)	(200)	(62)	(44)
Income tax benefit	(1)	16	3	8
Net loss	(24)	(184)	(59)	(36)
Less: income attributable to noncontrolling interest	(2)	(1)	(1)	(1)
Net loss attributable to Warner Music Group Corp.	$(26)	$(185)	$(60)	$(37)

(a) Includes depreciation expense of:	$(16)	$(14)	$(13)	$(12)

(b) Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

2013 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2013 (b)	2013 (b)	2013 (b)	2012 (b)
	(in millions)
Revenues	$764	$663	$675	$769
Costs and expenses:
Cost of revenue	(389)	(369)	(327)	(407)
Selling, general and administrative expenses (a)	(352)	(238)	(244)	(263)
Amortization expense	(64)	(48)	(47)	(48)
Total costs and expenses	(805)	(655)	(618)	(718)
Operating income	(41)	8	57	51
Loss on extinguishment of debt	—	(2)	—	(83)
Interest expense, net	(54)	(47)	(49)	(53)
Other (expense) income	(1)	(2)	(4)	(5)
Loss (income) before income taxes	(96)	(43)	4	(90)
Income tax (expense) benefit	39	(19)	—	11
Net (loss) income	(57)	(62)	4	(79)
Less: income attributable to noncontrolling interest	—	(1)	(2)	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(57)	$(63)	$2	$(80)

(a) Includes depreciation expense of:	$(13)	$(13)	$(12)	$(13)

(b) Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Holdings has issued and outstanding the 13.75% Senior Notes due 2019 (the “Holdings Notes”). In addition, Acquisition Corp. has issued and outstanding the 5.625% Senior Secured Notes due 2022, the 6.00% Senior Secured Notes due 2021, the 6.25% Senior Secured Notes due 2021, and the 6.75% Senior Notes due 2022 (together, the “Acquisition Corp. Notes”).

The Holdings Notes are guaranteed by the Company. These guarantees are full, unconditional, joint and several. The following condensed consolidating financial statements are presented for the information of the holders of the Holdings Notes and present the results of operations, financial position and cash flows of (i) the Company, which is the guarantor of the Holdings Notes, (ii) Holdings, which is the issuer of the Holdings Notes, (iii) the subsidiaries of Holdings (Acquisition Corp. is the only direct subsidiary of Holdings) and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. Investments in consolidated or combined subsidiaries are presented under the equity method of accounting. The Company has revised its presentation for the Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-K on December 12, 2013. The Company uses the guidance under ASC Subtopic 605-45, Principal Agent Considerations, to determine when to measure revenue on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The revised Consolidating Statement of Operations presentation reflects adjustments to certain revenue and expense balances to properly reflect the impact of one of the Guarantor entities acting as the principal in our digital arrangements. We have also revised the presentation of our Consolidating Balance Sheet to reflect the adjusted investment and equity balances as a result of the changes noted above in the Consolidating Statement of Operations. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

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

Consolidating Balance Sheet

September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$26	$131	$—	$157	$—	$—	$—	$157
Accounts receivable, net	—	174	209	—	383	—	—	—	383
Inventories	—	13	26	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	62	40	—	102	—	—	—	102
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	10	40	—	55	—	—	—	55
Total current assets	5	306	471	—	782	—	—	—	782
Due (to) from parent companies	924	(242)	(682)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,531	1,142	—	(3,673)	—	525	371	(896)	—
Royalty advances expected to be recouped after one year	—	115	75	—	190	—	—	—	190
Property, plant and equipment, net	—	143	84	—	227	—	—	—	227
Goodwill	—	1,379	282	—	1,661	—	—	—	1,661
Intangible assets subject to amortization, net	—	1,372	1,512	—	2,884	—	—	—	2,884
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	46	10	28	—	84	6	—	—	90
Total assets	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954
Liabilities and Deficit:
Current liabilities:
Accounts payable	$38	$91	$86	$—	$215	$—	$—	$—	$215
Accrued royalties	—	531	601	—	1,132	—	—	—	1,132
Accrued liabilities	—	64	179	—	243	—	—	—	243
Accrued interest	50	—	—	—	50	10	—	—	60
Deferred revenue	—	167	52	—	219	—	—	—	219
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	1	2	—	3	—	—	—	3
Total current liabilities	101	854	920	—	1,875	10	—	—	1,885
Long-term debt	2,867	—	—	—	2,867	150	—	—	3,017
Deferred tax liabilities, net	—	128	255	—	383	—	—	—	383
Other noncurrent liabilities	13	124	142	—	279	—	—	—	279
Total liabilities	2,981	1,106	1,317	—	5,404	160	—	—	5,564
Total Warner Music Group Corp. equity (deficit)	525	3,192	481	(3,673)	525	371	371	(896)	371
Noncontrolling interest	—	2	17	—	19	—	—	—	19
Total equity (deficit)	525	3,194	498	(3,673)	544	371	371	(896)	390
Total liabilities and equity (deficit)	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954

Consolidating Balance Sheet

September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$16	$139	$—	$155	$—	$—	$—	$155
Accounts receivable, net	—	185	326	—	511	—	—	—	511
Inventories	—	10	23	—	33	—	—	—	33
Royalty advances expected to be recouped within one year	—	59	34	—	93	—	—	—	93
Deferred tax assets	—	21	22	—	43	—	—	—	43
Prepaid and other current assets	5	8	46	—	59	—	—	—	59
Total current assets	5	299	590	—	894	—	—	—	894
Due (to) from parent companies	913	(400)	(513)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,688	982	—	(3,670)	—	879	726	(1,605)	—
Royalty advances expected to be recouped after one year	—	109	64	—	173	—	—	—	173
Property, plant and equipment, net	—	101	79	—	180	—	—	—	180
Goodwill	—	1,379	289	—	1,668	—	—	—	1,668
Intangible assets subject to amortization, net	—	1,470	1,637	—	3,107	—	—	—	3,107
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	68	14	21	—	103	7	—	—	110
Total assets	$3,674	$4,029	$2,212	$(3,670)	$6,245	$886	$726	$(1,605)	$6,252
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$96	$184	$—	$280	$—	$—	$—	$280
Accrued royalties	—	570	577	—	1,147	—	—	—	1,147
Accrued liabilities	—	81	227	—	308	—	—	—	308
Accrued interest	65	—	—	—	65	10	—	—	75
Deferred revenue	—	56	83	—	139	—	—	—	139
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	23	2	—	25	—	—	—	25
Total current liabilities	78	826	1,073	—	1,977	10	—	—	1,987
Long-term debt	2,704	—	—	—	2,704	150	—	—	2,854
Deferred tax liabilities, net	—	128	311	—	439	—	—	—	439
Other noncurrent liabilities	13	81	135	—	229	—	—	—	229
Total liabilities	2,795	1,035	1,519	—	5,349	160	—	—	5,509
Total Warner Music Group Corp. equity (deficit)	879	2,992	678	(3,670)	879	726	726	(1,605)	726
Noncontrolling interest	—	2	15	—	17	—	—	—	17
Total equity (deficit)	879	2,994	693	(3,670)	896	726	726	(1,605)	743
Total liabilities and equity (deficit)	$3,674	$4,029	$2,212	$(3,670)	$6,245	$886	$726	$(1,605)	$6,252

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,498	$1,804	$(275)	$3,027	$—	$—	$—	$3,027
Costs and expenses:
Cost of revenue	—	(639)	(1,089)	158	(1,570)	—	—	—	(1,570)
Selling, general and administrative expenses	(1)	(633)	(655)	117	(1,172)	—	—	—	(1,172)
Amortization of intangible assets	—	(120)	(146)	—	(266)	—	—	—	(266)
Total costs and expenses	(1)	(1,392)	(1,890)	275	(3,008)	—	—	—	(3,008)
Operating (loss) income	(1)	106	(86)	—	19	—	—	—	19
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest income (expense), net	(102)	9	(88)	—	(181)	(22)	—	—	(203)
Equity gains (losses) from consolidated subsidiaries	(80)	113	—	(33)	—	(286)	(308)	594	—
Other income (expense), net	12	(18)	2	—	(4)	—	—	—	(4)
Income (loss) before income taxes	(312)	210	(172)	(33)	(307)	(308)	(308)	594	(329)
Income tax benefit (expense)	26	(9)	26	(17)	26	—	—	—	26
Net income (loss)	(286)	201	(146)	(50)	(281)	(308)	(308)	594	(303)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income (loss) attributable to Warner Music Group Corp.	$(286)	$200	$(150)	$(50)	$(286)	$(308)	$(308)	$594	$(308)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,637	$1,511	$(277)	$2,871	$—	$—	$—	$2,871
Costs and expenses:
Cost of revenue	—	(782)	(905)	195	(1,492)	—	—	—	(1,492)
Selling, general and administrative expenses	(1)	(578)	(600)	82	(1,097)	—	—	—	(1,097)
Amortization of intangible assets	—	(118)	(89)	—	(207)	—	—	—	(207)
Total costs and expenses	(1)	(1,478)	(1,594)	277	(2,796)	—	—	—	(2,796)
Operating income (loss)	(1)	159	(83)	—	75	—	—	—	75
Loss on extinguishment of debt	(85)	—	—	—	(85)	—	—	—	(85)
Interest income (expense), net	(154)	6	(33)	—	(181)	(22)	—	—	(203)
Equity gains (losses) from consolidated subsidiaries	(10)	(40)	—	50	—	(176)	(198)	374	—
Other income (expense), net	43	(29)	(26)	—	(12)	—	—	—	(12)
Income (loss) before income taxes	(207)	96	(142)	50	(203)	(198)	(198)	374	(225)
Income tax benefit (expense)	31	—	34	(34)	31	—	—	—	31
Net income (loss)	(176)	96	(108)	16	(172)	(198)	(198)	374	(194)
Less: income attributable to noncontrolling interest	—	(2)	(2)	—	(4)	—	—	—	(4)
Net income (loss) attributable to Warner Music Group Corp.	$(176)	$94	$(110)	$16	$(176)	$(198)	$(198)	$374	$(198)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2012

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,489	$1,537	$(246)	$2,780	$—	$—	$—	$2,780
Costs and expenses:
Cost of revenue	—	(706)	(927)	178	(1,455)	—	—	—	(1,455)
Selling, general and administrative expenses	—	(546)	(545)	68	(1,023)	—	—	—	(1,023)
Amortization of intangible assets	—	(116)	(77)	—	(193)	—	—	—	(193)
Total costs and expenses	—	(1,368)	(1,549)	246	(2,671)	—	—	—	(2,671)
Operating income (loss)	—	121	(12)	—	109	—	—	—	109
Interest income (expense), net	(196)	6	(13)	—	(203)	(22)	—	—	(225)
Equity gains (losses) from consolidated subsidiaries	99	(8)	—	(91)	—	(90)	(112)	202	—
Other income (expense), net	8	—	—	—	8	—	—	—	8
Income (loss) before income taxes	(89)	119	(25)	(91)	(86)	(112)	(112)	202	(108)
Income tax benefit (expense)	(1)	(5)	(2)	7	(1)	—	—	—	(1)
Net income (loss)	(90)	114	(27)	(84)	(87)	(112)	(112)	202	(109)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(90)	$113	$(29)	$(84)	$(90)	$(112)	$(112)	$202	$(112)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(286)	$201	$(146)	$(50)	$(281)	$(308)	$(308)	$594	$(303)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(41)	—	(41)	41	(41)	(41)	(41)	82	(41)
Minimum pension liability	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Other comprehensive income (loss), net of tax:	(47)	—	(47)	47	(47)	(47)	(47)	94	(47)
Total comprehensive (loss) income	(333)	201	(193)	(3)	(328)	(355)	(355)	688	(350)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(333)	$200	$(197)	$(3)	$(333)	$(355)	$(355)	$688	$(355)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(176)	$96	$(108)	$16	$(172)	$(198)	$(198)	$374	$(194)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(3)	—	(3)	3	(3)	(3)	(3)	6	(3)
Minimum Pension Liability	2	—	2	(2)	2	2	2	(4)	2
Deferred (losses) gains on derivative financial instruments	(1)	—	(1)	1	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), net of tax:	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Total comprehensive (loss) income	(178)	96	(110)	18	(174)	(200)	(200)	378	(196)
Less: income attributable to noncontrolling interest	—	(2)	(2)	—	(4)	—	—	—	(4)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(178)	$94	$(112)	$18	$(178)	$(200)	$(200)	$378	$(200)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2012

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(90)	$114	$(27)	$(84)	$(87)	$(112)	$(112)	$202	$(109)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(19)		(19)	19	(19)	(19)	(19)	38	(19)
Minimum Pension Liability	(7)		(7)	7	(7)	(7)	(7)	14	(7)
Other comprehensive income (loss), net of tax:	(26)	—	(26)	26	(26)	(26)	(26)	52	(26)
Total comprehensive (loss) income	(116)	114	(53)	(58)	(113)	(138)	(138)	254	(135)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(116)	$113	$(55)	$(58)	$(116)	$(138)	$(138)	$254	$(138)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(286)	$201	$(146)	$(50)	$(281)	$(308)	$(308)	$594	$(303)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	141	—	—	—	141	—	—	—	141
Depreciation and amortization	—	160	161	—	321	—	—	—	321
Deferred income taxes	—	—	(55)	—	(55)	—	—	—	(55)
Gain on sale of assets	—	(2)	—	—	(2)	—	—	—	(2)
Non-cash interest expense	12	—	—	—	12	1	—	—	13
Non-cash share-based compensation expense	—	8	—	—	8	—	—	—	8
Equity losses (gains), including distributions	80	(113)	—	33	—	286	308	(594)	—
Changes in operating assets and liabilities:	—	—	—	—
Accounts receivable	—	10	62	—	72	—	—	—	72
Inventories	—	(3)	(4)	—	(7)	—	—	—	(7)
Royalty advances	—	(9)	(23)	—	(32)	—	—	—	(32)
Accounts payable and accrued liabilities	—	(162)	75	—	(87)	—	—	—	(87)
Royalty payables	—	(38)	63	—	25	—	—	—	25
Accrued interest	(15)	—	—	—	(15)	—	—	—	(15)
Deferred revenue	—	107	(12)	—	95	—	—	—	95
Other balance sheet changes	(12)	(21)	(26)	15	(44)	—	—	—	(44)
Net cash provided by (used in) operating activities	(80)	138	95	(2)	151	(21)	—	—	130
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(16)	(10)	—	(26)	—	—	—	(26)
Capital expenditures	—	(53)	(23)	—	(76)	—	—	—	(76)
Investments and acquisitions of businesses, net	—	2	(55)	—	(53)	—	—	—	(53)
Advances to issuer	58	—	—	(58)	—	—	—	—	—
Net cash provided by (used in) investing activities	58	(67)	(88)	(58)	(155)	—	—	—	(155)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(21)	—	—	—	(21)	21	—	—	—
Proceeds from the Revolving Credit Facility	600	—	—	—	600	—	—	—	600
Repayment of the Revolving Credit Facility	(600)	—	—	—	(600)	—	—	—	(600)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—	—	—	275	—	—	—	275
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	660	—	—	—	660	—	—	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—	—	—	(765)	—	—	—	(765)
Financing costs paid	(104)	—	—	—	(104)	—	—	—	(104)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	(60)	—	60	—	—	—	—	—
Net cash provided by (used in) financing activities	22	(61)	(5)	60	16	21	—	—	37
Effect of exchange rate changes on cash and equivalents	—	—	(10)	—	(10)	—	—	—	(10)
Net increase (decrease) in cash and equivalents	—	10	(8)	—	2	—	—	—	2
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$26	$131	$—	$157	$—	$—	$—	$157

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(176)	$96	$(108)	$16	$(172)	$(198)	$(198)	$374	$(194)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	85	—	—	—	85	—	—	—	85
Depreciation and amortization	—	155	103	—	258	—	—	—	258
Deferred income taxes	—	—	(73)	—	(73)	—	—	—	(73)
Non-cash interest expense	11	—	—	—	11	2	—	—	13
Non-cash share-based compensation expense	—	19	—	—	19	—	—	—	19
Equity losses (gains), including distributions	10	40	—	(50)	—	176	198	(374)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(28)	13	—	(15)	—	—	—	(15)
Inventories	—	—	(5)	—	(5)	—	—	—	(5)
Royalty advances	—	(18)	17	—	(1)	—	—	—	(1)
Accounts payable and accrued liabilities	—	(22)	95	—	73	—	—	—	73
Royalty payables	—	(22)	28	—	6	—	—	—	6
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Deferred revenue	—	(1)	15	—	14	—	—	—	14
Other balance sheet changes	9	4	(54)	34	(7)	—	—	—	(7)
Net cash provided by (used in) operating activities	(75)	223	31	—	179	(20)	—	—	159
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(33)	(4)	—	(37)	—	—	—	(37)
Capital expenditures	—	(25)	(9)	—	(34)	—	—	—	(34)
Investments and acquisitions of businesses, net	(719)	(9)	(9)	—	(737)	—	—	—	(737)
Advances to issuer	245	—	—	(245)	—	—	—	—	—
Net cash provided by (used in) investing activities	(474)	(67)	(22)	(245)	(808)	—	—	—	(808)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(12)	—	—	—	(12)	12	—	—	—
Proceeds from the Revolving Credit Facility	136	—	—	—	136	—	—	—	136
Repayment of the Revolving Credit Facility	(136)	—	—	—	(136)	—	—	—	(136)
Proceeds from Acquisition Corp. Senior Term Loan Facility	1,412	—	—	—	1,412	—	—	—	1,412
Repayment of Acquisition Corp. Senior Term Loan Facility	(110)	—	—	—	(110)	—	—	—	(110)
Proceeds from issuance of Acquisition Corp. 6.00% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(50)	—	—	—	(50)	—	—	—	(50)
Proceeds from issuance of Acquisition Corp. 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(23)	—	—	—	(23)	—	—	—	(23)
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Financing costs paid	(129)	—	—	—	(129)	—	—	—	(129)
Deferred financing costs paid	(60)	—	—	—	(60)	(2)	—	—	(62)
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Change in due to (from) issuer	—	(245)	—	245	—	—	—	—	—
Net cash provided by (used in) financing activities	505	(245)	(4)	245	501	10	—	—	511
Effect of exchange rate changes on cash and equivalents	—	—	(9)	—	(9)	—	—	—	(9)
Net increase (decrease) in cash and equivalents	(44)	(89)	(4)	—	(137)	(10)	—	—	(147)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302
Cash and equivalents at end of period	$—	$16	$139	$—	$155	$—	$—	$—	$155

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2012

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(90)	$114	$(27)	$(84)	$(87)	$(112)	$(112)	$202	$(109)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	154	90	—	244	—	—	—	244
Deferred income taxes	—	—	(26)	—	(26)	—	—	—	(26)
Gain on sale of assets	—	(1)	—	—	(1)	—	—	—	(1)
Non-cash interest expense (income)	(3)	—	—	—	(3)	1	—	—	(2)
Equity losses (gains), including distributions	(99)	8	—	91	—	90	112	(202)	—
Changes in operating assets and liabilities:
Accounts receivable	8	22	(46)	—	(16)	—	—	—	(16)
Inventories	—	1	—	—	1	—	—	—	1
Royalty advances	—	37	10	—	47	—	—	—	47
Accounts payable and accrued liabilities	—	(68)	112	—	44	—	—	—	44
Royalty payables	—	4	18	—	22	—	—	—	22
Accrued interest	28	—	—	—	28	6			34
Deferred revenue	—	17	(13)	—	4	—	—	—	4
Other balance sheet changes	30	(32)	(18)	(7)	(27)	—	(6)	—	(33)
Net cash provided by (used in) operating activities	(126)	256	100	—	230	(15)	(6)	—	209
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(24)	(8)	—	(32)	—	—	—	(32)
Capital expenditures	—	(22)	(10)	—	(32)	—	—	—	(32)
Investments and acquisitions of businesses, net	—	2	(8)	—	(6)	—	—	—	(6)
Proceeds from sale of building	—	12	—	—	12	—	—	—	12
Advances to issuer	180	—	—	(180)	—	—	—	—	—
Net cash provided by (used in) investing activities	180	(32)	(26)	(180)	(58)	—	—	—	(58)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(27)	—	—	—	(27)	27	—	—	—
Dividend by Holdings Corp. to Parent	—	—	—	—	—	(6)	6	—	—
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	(180)	—	180	—	—	—	—	—
Net cash provided by (used in) financing activities	(27)	(180)	(3)	180	(30)	21	6	—	(3)
Effect of exchange rate changes on cash and equivalents	—	—	—	—	—	—	—	—	—
Net increase (decrease) in cash and equivalents	27	44	71	—	142	6	—	—	148
Cash and equivalents at beginning of period	17	61	72	—	150	4	—	—	154
Cash and equivalents at end of period	$44	$105	$143	$—	$292	$10	$—	$—	$302

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Other (a)	Deductions	Period
	(in millions)
Year Ended September 30, 2014
Allowance for doubtful accounts	$2	$2	$7	$—	$11
Reserves for sales returns	53	194	—	(193)	$54
Allowance for deferred tax asset	296	101	—	(3)	$394
Year Ended September 30, 2013
Allowance for doubtful accounts	$5	$3	$—	$(6)	$2
Reserves for sales returns	58	166	—	(171)	53
Allowance for deferred tax asset	244	53	—	(1)	296
Year Ended September 30, 2012
Allowance for doubtful accounts	$—	$9	$—	$(4)	$5
Reserves for sales returns	40	185	—	(167)	58
Allowance for deferred tax asset	190	55	—	(1)	244

(a)Other changes due to acquisitions and dispositions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 81 of this report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 11, 2014, and their positions and offices.

Name	Age	Position
Stephen Cooper	68	CEO and Director
Cameron Strang	48	Chairman and CEO, WBR and WCM and Director
Eric Levin	52	Executive Vice President and Chief Financial Officer
Maria Osherova	49	Executive Vice President, Human Resources
Paul M. Robinson	56	Executive Vice President and General Counsel and Secretary
Robert S. Wiesenthal	48	Chief Operating Officer/Corporate
Len Blavatnik	57	Vice Chairman of the Board
Lincoln Benet	51	Director
Alex Blavatnik	50	Director
Mathias Döpfner	51	Director
Noreena Hertz	47	Director
Thomas H. Lee	70	Director
Jörg Mohaupt	48	Director
Oliver Slipper	38	Director
Donald A. Wagner	51	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 68, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the Board of Directors as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A.

Cameron Strang, 48, has served as a director since July 20, 2011 and as our CEO, Warner/Chappell Music since January 4, 2011. Mr. Strang assumed the additional role of Warner/Chappell’s Chairman on July 1, 2011. In addition, Mr. Strang assumed the additional roles of CEO and Chairman of Warner Bros. Records in November 2012. Previously, Mr. Strang was the founder of New West Records and of Southside Independent Music Publishing, which was acquired by Warner/Chappell in 2010. Prior to being acquired by Warner/Chappell, Southside was a leading independent music publishing company with a reputation for discovering and developing numerous talented writers, producers and artists across a wide range of genres. Southside was founded with the signing of J.R. Rotem and, in just six years, built a roster that included Elektra Records’ recording artist, Bruno Mars; producer, Brody Brown; Nashville-based writers, Ashley Gorley and Blair Daly; Christian music star, Matthew West; and Kings of Leon. Mr. Strang also co-founded DMZ Records, a joint venture record label. Mr. Strang holds a bachelor of commerce degree from the University of British Columbia and a J.D. from British Columbia Law School.

Eric Levin, 52, has served as our Executive Vice President and Chief Financial Officer since October 13, 2014. From October 2012 to June 2014, he served as the financial director of Ecolab (China) Investment Co. Ltd, a multinational technology and manufacturing group in China, from October 2012 to June 2014. From May 1988 to December 2001, he worked in various financial functions at Home Box Office, Inc., a subsidiary of Time Warner, and was promoted to CFO from January 2000 to December 2001. Thereafter and until 2011, he served in various operational and financial roles in companies in the media and publishing industry. From 2004 to 2007, he was the Co-Founder and CEO of City on Demand, LLC, a television production company. From 2009 to 2011, Mr. Levin was CFO at SCMP Group Limited, a company listed on the Hong Kong Stock Exchange, which is a leading Asia media holding company, and joined the board of The Post Publishing Public Company Limited, a company listed on the Stock Exchange of Thailand, which publishes newspapers and magazines. Mr. Levin obtained a B.S. in Electrical Engineering from the University of Pennsylvania in May 1984 and an M.B.A. in finance and economics from the University of Chicago Graduate School of Business in March 1988. Mr. Levin currently serves as a director of Forgame Holdings Limited, a company listed on the Hong Kong Stock

Exchange, which is a leading developer and publisher of webgames in China, since November 2012 where he is Chairman of the Audit and Compliance Committee and a member of the Remuneration Committee.

Maria Osherova, 49, has served as our Executive Vice President, Human Resources since July 29, 2014. Ms. Osherova joined Warner Music Group in 2006 as Vice President, Human Resources for Warner Music International, based in London.  Advancing to Senior Vice President of Warner Music International, she played a pivotal role in the successful integration of Parlophone Label Group within Warner Music Group. Prior to joining Warner Music Group, Osherova was Global HR Manager for a division of Shell International Petroleum, where she headed a department responsible for employees in over 120 countries. She previously held several posts at The Coca-Cola Company, based variously in Copenhagen, Oslo, and St. Petersburg. Osherova studied at St. Petersburg State Technical University, where she was awarded a Master of Sciences degree.

Paul M. Robinson, 56, has served as our Executive Vice President and General Counsel and Secretary since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Robert S. Wiesenthal, 48, has served as our Chief Operating Officer/Corporate since January 2013. In January 2013, Mr. Wiesenthal joined the Company from Sony Corporation, where he served in various leadership roles including Executive Vice President & Chief Financial Officer of Sony Corporation of America; Executive Vice President, Chief Strategy Officer, Sony Entertainment Inc.; and Group Executive, Sony Corporation. He was also a member of Sony Pictures Entertainment’s Operating Committee and sat on the Board of Directors for Sony Music Entertainment and Sony Ericsson. He was responsible for all financial aspects of Sony Corporation of America across its entertainment companies, and led Sony’s corporate development and mergers and acquisitions efforts including the transaction to buy Bertelsmann out of its stake in Sony Music Entertainment’s recorded music joint venture in 2008. Prior to joining Sony in 2000, he was Managing Director and Head of Entertainment & Digital Media, Investment Banking for Credit Suisse First Boston. He also serves on the Board of Directors for Entercom Communications Corp., Starz, Jawbone and TripAdvisor Inc. and is a mentor at TechStars, a digital startup accelerator. Mr. Wiesenthal graduated from the University of Rochester, receiving a B.A. degree cum laude in Political Science in 1988.

Len Blavatnik, 57, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with strategic investments in the U.S., Europe and South America. Mr. Blavatnik is a director of numerous companies in the Access portfolio, including UC RUSAL, plc. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to and remains engaged in many educational pursuits, in 2010 committing £75 million to establish the Blavatnik School of Government at the University of Oxford. He is a member of boards at Oxford University and Tel Aviv University, and is a member of Harvard University’s Global Advisory Council and the Board of Trustees and the Board of Dean’s Advisors at Harvard Business School. Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of leading cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The Mariinsky Foundation of America, The Carnegie Hall Society, Inc. and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences and a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his M.B.A from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 51, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spanned corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the boards of Acision B.V, Boomerang Tube, LLC and Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 50, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Deputy Chairman of Access. A 1993 graduate of Columbia University, Mr. Blavatnik joined Access in 1996 to manage the company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Mathias Döpfner, 51, has served as a director since May 1, 2014. Mr. Döpfner is Chairman and CEO of Axel Springer SE in Berlin. He has been with Axel Springer AG since 1998, initially as Editor-in-Chief of Die Welt and since 2000 as Member of the Management Board. During his career he has held different positions in media companies. Among others he was Editor-in-Chief of the newspapers Wochenpost and Hamburger Morgenpost. At Gruner+Jahr he was Assistant to the CEO in Hamburg and on the staff of the Head of International Business in Paris. Mr. Döpfner has also worked as author and Brussels based correspondent for Frankfurter Allgemeine Zeitung. He studied Musicology, German and Theatrical Arts in Frankfurt and Boston. He is a Member of the Board of Directors of Time Warner Inc., Member of the Board of Directors of RHJ International SA and holds several honorary offices, among others at the American Academy, the American Jewish Committee and the European Publishers Council (EPC). In 2010 he was Visiting Professor in Media at the University of Cambridge and became a member of St. John’s College.

Noreena Hertz, 47, has served as a director since May 1, 2014. Ms. Hertz advises some of the biggest organizations and most senior figures in the world on strategy, decision-making, corporate social responsibility and global economic and geo-political trends. Her best-selling books, Eyes Wide Open, the Silent Takeover and IOU: The Debt Threat, have been published in 20 countries. Professor Hertz served as a member of Citigroup’s Politics and Economics Global Advisory Board between 2007 and 2008 and as a member of the Advisory Group steering McKinsey CEO Dominic Barton’s Inclusive Capitalism Taskforce between 2012 and 2013. She is also a Trustee of the UK think tank IPPR. A much sought-after commentator on television and radio Hertz contributes to a wide range of publications and networks including The BBC, CNN, CNBC, CBS, The New York Times, The Wall Street Journal, The Daily Beast, the Financial Times, the Guardian, The Washington Post, The Times of London, Wired, and Nature. She has given Keynote Speeches at TED and The World Economic Forum, as well as for leading global corporations, and has shared platforms with such luminaries as President Bill Clinton and James Wolfensohn. An influential economist on the international stage, Hertz also played a pivotal role in the development of (RED), an innovative commercial model to raise money for people with AIDS in Africa, having inspired Bono (co-founder of the project) with her writings. Professor Hertz has been described by the Observer as “one of the world’s leading young thinkers,” Vogue as “one of the world’s most inspiring women” and was featured on the cover of Newsweek’s September 30, 2013 issue in Europe, Asia and the Middle East. She has an M.B.A from the Wharton School of the University of Pennsylvania and a Ph.D. from the University of Cambridge. Having spent 10 years at the University of Cambridge as Associate Director of the Centre for International Business and Management, in 2014 she moved to University College London where she is Honorary Professor at the Centre for the Study of Decision-Making.

Thomas H. Lee, 70, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC, Edelman Financial Services, LLC and Aimbridge Hospitality Holdings LLC. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, The Museum of Modern Art, NYU Medical Center, the Whitney Museum of American Art and Jazz at Lincoln Center among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Jörg Mohaupt, 48, has served as a director since July 20, 2011. Mr. Mohaupt has been associated with Access since May 2007, and is involved with Access’ activities in the media and communications sector. Mr. Mohaupt was a managing director of Providence Equity Partners and a member of the London-based team responsible for Providence’s European investment activities. Before joining Providence, in 2004, he co-founded and managed Continuum Group Limited, a communications services venture business. Prior to this, Mr. Mohaupt was an executive director at Morgan Stanley & Co. and Lehman Brothers in their respective media and telecommunications groups. Mr. Mohaupt serves on the boards of Audeze LLC, Perform Group Plc, AINMT Holdings, Gettaxi Ltd, Deezer, ULE, Sentient Technologies, and Acision B.V. Mr. Mohaupt graduated with a degree in history from Rijksuniversiteit Leiden (Netherlands) and a degree in Communications Science from Universiteit van Amsterdam.

Oliver Slipper, 38, has served as a director since May 1, 2014. Mr. Slipper was appointed to the Board of Perform Group plc in August 2007 and currently serves as Joint-CEO. Together with Simon Denyer, Joint-CEO of Perform, Mr. Slipper took the business public, achieving a listing on the London Stock Exchange in 2011, with a market capitalization of over £500 million. Previously he was the Chief Executive Officer of Premium TV until its amalgamation with Inform Group in 2007 to create Perform. Mr. Slipper joined Premium TV in 2001 as Commercial Manager. In 2005, he was appointed Chief Executive Officer. Prior to Premium TV, Mr. Slipper worked at Accenture within the Media and Entertainment team, where he worked for clients including Cable & Wireless, NTL and Sony Playstation advising on digital strategies. He holds a BA (Hons) in Classical Studies from Manchester University. He also serves on the Board of Surrey County Cricket Club and is a Patron of the Zoological Society of London.

Donald A. Wagner, 51, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy and of Boomerang Tube and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of eleven members. Under our amended and restated certificate of incorporation and by-laws, our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted the Board. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, Mohaupt and Wagner, each bring beneficial experience and attributes to our Board. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access, in his role as a director of TNK-BP Limited and UC RUSAL, and as a director of Warner Music Group Corp. Mr. Benet has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Morgan Stanley and Access. Alex Blavatnik has extensive experience advising companies, particularly as Deputy Chairman of Access and as a director of OGIP Ventures, Ltd. Mr. Mohaupt has served as a director of various companies and has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Providence Equity Partners, Morgan Stanley, Lehman Brothers and Access. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of them possess experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us.

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

Mr. Döpfner has extensive experience in the news publishing industry. Through his positions as CEO & chairman, executive board member (Newspaper division) of Axel Springer SE and editor in chief of DIE WELT, Mr. Döpfner has developed insights both in operational and strategic activities at Europe’s biggest and leading digital publishers.

Professor Hertz has over 25 years of experience in advising companies in a variety of sectors and geographies on strategic and policy decisions, intelligence gathering and analysis and stakeholder management and corporate social responsibility. Ms. Hertz has also held senior academic positions at leading business schools in the UK and the Netherlands (Judge Business School, University of Cambridge; Rotterdam School of Management, Erasmus University) where her research has focused on decision-making, risk assessment and management, globalization, innovation, and corporate social responsibility.

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

Mr. Slipper is a CEO of a digital media company.

Our board believes that the qualifications described above bring a broad set of complementary experience, coupled with a strong alignment with the interests of the stockholder of the Company, to the Board’s discharge of its responsibilities.

Committees of the Board of Directors

Following consummation of the Merger, we became a privately held company. As a result, we are no longer subject to any stock exchange listing or SEC rules requiring a majority of our Board of Directors to be independent or relating to the formation and functioning of the various Board committees. The Board of Directors of the Company has an Audit Committee as well as a Compensation Committee, both of which report to the Board of Directors as they deem appropriate, and as the Board may request. Affiliates of Access own 100% of our common stock and have the power to elect our directors. Thus the Board has determined that it is not necessary for us to have a Nominating Committee or a committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

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

Oversight of Risk Management

On behalf of the Board of Directors, our Audit Committee is responsible for oversight of the Company’s risk management and assessment guidelines and policies. The Company is exposed to a number of risks including financial risks, operational risks and risks relating to regulatory and legal compliance. The Audit Committee discusses with management and the independent auditors the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken. The Company’s Chief Compliance Officer and Head of Internal Audit are responsible for the Company’s risk management function and regularly work closely with the Company’s senior executives to identify risks material to the Company. Both the Chief Compliance Officer and the Head of Internal Audit report regularly to the Chief Financial Officer, the Chief Executive Officer and the Audit Committee regarding the Company’s risk management policies and procedures. In that regard, both the Chief Compliance Officer and Head of Internal Audit regularly meet with the Audit Committee to discuss the risks facing the Company, highlighting any new risks that may have arisen since they last met. The Audit Committee also reports to the Board of Directors on a regular basis to apprise them of their discussions with the Chief Compliance Officer and Head of Internal Audit regarding the Company’s risk management efforts. In addition, the Board of Directors receives management updates on our business operations, financial results and strategy and, as appropriate, discusses and provides feedback with respect to risks related to those topics.

Section 16(a) Beneficial Ownership Reporting Compliance

Subsequent to the consummation of the Merger, as the Company no longer has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, none of its directors, officers or stockholders are subject to the reporting requirements of Section 16(a) of the Exchange Act.

Code of Conduct

The Company has adopted a Code of Conduct as our “code of ethics” as defined by regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act of 1933”), and the Securities Exchange Act of 1934 (and in accordance with the NYSE requirements for a “code of conduct”), which applies to all of the Company’s directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Conduct is available on the Company’s website at www.wmg.com by clicking on “Investor Relations” and then on “Corporate Governance.” A copy of the Code of Conduct may also be obtained free of charge, from the

Company upon a request directed to Warner Music Group Corp., 1633 Broadway, New York, NY 10019, Attention: Investor Relations. The Company will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2014. Our named executive officers (“NEOs”) for fiscal year 2014 are:

—	Stephen Cooper (our CEO);
—	Brian Roberts (our CFO during fiscal year 2014);
—	Cameron Strang;
—	Paul M. Robinson; and
—	Robert S. Wiesenthal.

Mr. Roberts was an NEO during fiscal 2014. As previously announced, Eric Levin has been appointed by the Company’s Board of Directors to serve as the Company’s Executive Vice President and Chief Financial Officer. Mr. Levin succeeded Mr. Roberts who has moved to a newly created position on the Company’s senior management team as Executive Vice President, Corporate Strategy and Operations. Both appointments were effective as of October 13, 2014.

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers (other than our CEO). For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2014, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below other than our current CEO) consists of base salary and annual bonuses. In addition, all of our NEOs, other than Mr. Robinson, have elected to participate in the Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

In determining the compensation of the NEOs (other than our current CEO), the Compensation Committee seeks to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term shareholder value creation.

Access has a consulting agreement with Mr. Cooper pursuant to which he receives $166,667 a month and reimbursement of his related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment arrangement with Mr. Cooper, but he participates in the Plan. The Company has entered into employment arrangements with each of our other Named Executive Officers, which establish each executive’s base salary and for Messrs. Roberts, Strang and Wiesenthal their entitlement to a percentage of our annual free cash flow under the Plan and, in the case of Mr. Robinson, his annual bonus.

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

—

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

—

A clear link between an executive’s compensation and Company-wide performance. Most of our NEOs and some of our other senior executives have elected to participate in the Plan. As further discussed below, the Plan, which is a significant part of our executive compensation program, is designed to reward our executives’ contributions to our free cash flow and long-term value. For other executives, their compensation is designed to reward their achievement of specified key goals, which include, among other things, the successful implementation of strategic initiatives, realizing superior operating and financial performance, and other factors that we believe are important, such as the promotion of an ethical work environment and teamwork within the Company. We believe our compensation structure motivates our executives to achieve these goals and rewards them for their significant efforts and contributions to the Company and the results they achieve.

—

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

Components of Executive Compensation

Employment Arrangements

With the exception of Mr. Cooper as described above, we have employment arrangements or letters with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements.” We believe that having employment arrangements with our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

—	Base salary;
—	Participation in the free cash flow bonus pool of the Plan or a discretionary or target annual cash bonus;
—	Severance payable upon a qualifying termination of employment; and
—	Benefits, including participation in our 401(k) plan and health, life insurance and disability insurance plans.

In December 2012, in connection with their becoming participants in the Plan, Messrs. Roberts, Strang and Wiesenthal elected to enter into new simplified employment letters that replaced their pre-existing employment arrangements with the Company and its subsidiaries. In contrast to their pre-existing employment arrangements, these new employment letters provide for at-will employment (where permitted by applicable law) and that participation in the free cash flow bonus pool of the Plan is the participant’s only bonus entitlement from the Company and its subsidiaries in respect of 2013 and future years. In addition, the employment letter entered into by Messrs. Roberts, Strang and Wiesenthal provided for annual salary equal to the participant’s then-current base salary (or, for Mr. Strang, an increase in annual salary to $2,250,000), a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his or her termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employee letter).

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

Mr. Cooper was paid based on a consulting agreement with Access as described above in fiscal year 2014. Each of our other NEOs was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2014. In fiscal year 2013, the Compensation Committee approved increases in Mr. Roberts’ base salary to $650,000 and Mr. Strang’s base salary to $2,250,000. In 2013, we were also notified by Access that it had increased Mr. Cooper’s annual base compensation to $2,000,000. The Compensation Committee increased the base salaries for Mr. Roberts to $750,000 and for Mr. Robinson to $700,000, both effective January 1, 2014.

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our financial performance for the particular year. With the exception of Mr. Robinson, each of our NEOs has elected to participate in the annual free cash flow bonus pool in the Plan, as described below.

Annual Free Cash Flow Bonus Pool

All of our NEOs (other than Mr. Robinson) have elected to participate in the Plan, which is also a non-qualified deferred compensation plan that allows the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. The Plan became effective on January 1, 2013 and replaced for participating employees (other than the CEO to whom it was not applicable), their participation in our bonus plan based on OIBDA and other performance measures. Our Compensation Committee adopted the Plan to, among other reasons, reinforce a partnership culture with our executives, by allowing them to participate in our short-term performance (in the form of annual free cash flow bonuses) and long-term performance (in the form of deferred compensation that is indexed to the value of our common stock and with grants of Profits Interests, as described below under “Long-Term Incentives”). We believe it is important for our executives and shareholders to be motivated to work together towards shared financial and operational goals. In addition, our Compensation Committee considered that the Plan offers our executives the opportunity for tax-efficient wealth management creation based on our performance.

The Plan provides for the annual allocation of up to 7.5% of the Company’s consolidated “free cash flow” to participating employees. For purposes of the Plan, “free cash flow” is defined as the Company’s consolidated cash flow, without any double counting, from operating activities determined in accordance with generally accepted accounting principles, less capital expenditures, cash paid or received for investments, working capital changes (meaning the change in current assets over current liabilities during the plan year), interest payments and cash taxes, and plus Access management fees. For any Plan year, the Compensation Committee may increase or decrease the amount of free cash flow to take into account material purchases or payments made by the Company, and may increase (such increase, an “added investment amount”) the amount of free cash flow to take into account net cash paid for all or any portion of any investments and add back any other items deducted from consolidated cash flow as provided above. Each Plan participant is awarded a fixed percentage of this free cash flow. The Compensation Committee may increase a participant’s allocated fixed percentage of free cash flow at any time, subject to whatever terms and conditions the Compensation Committee determines shall apply to such increase. The Compensation Committee may also reduce the amount of the annual free cash flow bonus payable to a participant by all or any portion of any unrecovered added investment amount allocated to the participant.

In connection with their election to participate in the Plan in fiscal year 2013, Messrs. Cooper, Strang, Roberts and Wiesenthal were awarded fixed percentages of free cash flow of 1.5%, 0.925%, 0.19% and 0.10%, respectively. The Company’s free cash flow for the 2013 fiscal year was $153 million. In addition, as described below under “Long-Term Equity Incentives—Warner Music Group Corp. Senior Management Cash Flow Plan—Deferral of Compensation under the Plan,” in December 2013, the Compensation Committee awarded additional deferred compensation to each of them to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow. Accordingly, for fiscal year 2013, taking into account this additional deferred compensation, Messrs. Cooper, Roberts, Strang and Wiesenthal earned bonuses of $3,090,000, $391,400, $1,905,000 and $206,000, respectively.  Beginning with fiscal year 2014, the percentages of free cash flow allocated to Messrs. Strang and Wiesenthal increased to 1% and 0.25%, respectively, to further incentivize and reward them. Accordingly, for fiscal year 2014, Messrs. Cooper, Strang, Roberts and Wiesenthal earned bonuses of $810,000, $539,987, $102,600 and $134,987, respectively.

As described below, participants in the Plan are eligible to defer a portion of their annual free cash flow bonuses and, in doing so, to acquire equity interests representing shares of our common stock. Each of Messrs. Cooper, Roberts, Strang and Wiesenthal elected to defer 75% of his free cash flow bonus earned from the 2013 fiscal year and 100% of his free cash flow bonus earned from the 2014 fiscal year. As noted above, in December 2013, the Compensation Committee also awarded additional unvested deferred equity units to each of such officers under the Plan to offset the impact of certain investments that were funded through fiscal year 2013 free cash flow (but this special award did not increase their maximum allocation of deferred equity units under the Plan). These special deferred equity units granted in December 2013 will vest, subject to such officer’s continued employment, on the later of December 31, 2015 and the date, if any, when such officer acquires his maximum allocation of deferred equity units under the Plan.

The portion of the free cash flow bonus that was paid in cash for fiscal year 2013 is set forth below in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. In addition, with respect to the 2013 fiscal year only, Mr. Wiesenthal was paid an additional annual cash bonus in the amount of $500,000.  For Messrs. Cooper, Strang, Roberts and Wiesenthal, the 2014 free cash flow bonus will be deferred into the Plan.

Discretionary Bonuses

Mr. Robinson has elected not to participate in the Plan, and he has an annual target bonus amount of $550,000 set forth in his employment agreement. The actual amount of Mr. Robinson’s annual bonus is determined by the Compensation Committee in its sole discretion and may be higher or lower than the target range or amount. The amount of Mr. Robinson’s bonus for fiscal year 2014 is set forth below under the “Bonus” column in the Summary Compensation Table.

For Mr. Robinson, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determination. The bonus for Mr. Robinson was based on the target bonus set forth in his employment agreement, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. A variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with Mr. Robinson’s fiscal year 2014 bonus are discussed in more detail below.

In fiscal year 2014, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonus for Mr. Robinson would be set at an amount equal to 41% of the annual target bonus amount set forth in his employment agreement. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to him based on his and the Company’s performance during the fiscal year. Specifically, the Compensation Committee set the amount of his bonus after considering the quality of his individual performance in running the company-wide legal and business affairs function. See “Summary of NEO Employment Agreements” below for further details.

In making the bonus determination for Mr. Robinson, other qualitative factors taken into account included performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure, investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Company, including corporate governance matters, managing the strategic direction of the Company, increasing operational efficiency, expanding our digital presence and communicating to investors and other important constituencies.

Long-Term Equity Incentives

Warner Music Group Corp. Senior Management Cash Flow Plan

As noted above, all our NEOs (other than Mr. Robinson) have elected to participate in the Plan. In addition to providing an annual bonus that is based on a percentage of the Company’s free cash flow, as described above, the Plan provides its participants with the opportunity to defer all or a portion of their free cash flow bonuses and receive grants of equity interests.

Deferral of Compensation under the Plan

Each participating employee in the Plan is permitted to irrevocably elect to defer between 50% and 100% of his or her annual free cash flow bonus earned for periods beginning on January 1, 2013 (up to a maximum aggregate deferral amount determined by the Compensation Committee). The Compensation Committee may also make additional awards of deferred equity under the plan or require that all or any portion of futures awards of additional free cash flow bonus percentages and/or added investment amounts be deferred under the Plan. Except that for 2013 no more than 75% of the annual bonus was deferred under the terms of the Plan, each of Messrs. Cooper, Roberts, Strang and Wiesenthal elected to defer 100% of his annual bonus under the Plan.

No more than 3.75% of our common stock on a fully-diluted basis may be outstanding under the Plan at any time as settlement for deferred annual bonuses or at any time be underlying Acquired LLC Units (as defined below). The Plan is intended to allow participating employees to defer the payment of current compensation to future years for tax and financial planning purposes.

Deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral will be based on our fair market value as of January 1, 2013. Non-elective deferrals will be subject to such terms and conditions, including vesting, as the Compensation Committee shall determine in its sole discretion. The individual amounts that will be deferred in respect of the 2014 fiscal year for each of Messrs. Cooper, Strang, Roberts and Wiesenthal is $810,000, $539,987, $102,600 and $134,987, respectively. In addition, in December 2013, the Compensation Committee determined to award additional deferred compensation in the amounts of $810,000, $102,600, $499,500 and $54,000 to each of Messrs. Cooper, Roberts, Strang and Wiesenthal, respectively, to offset the impact of $54 million of investments that were funded through fiscal year 2013 free cash flow.

Amounts deferred under the Plan will be settled in three equal installments in December 2018, 2019 and 2020 (“Redemption Dates”), so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares (reduced, in the case of the additional grants made in December 2013, by the initial value of the deferred amount of such grants). Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption. The maximum number of deferred equity units approved for grant to our NEOs under the Plan is set forth below in the “Outstanding Equity Awards at 2014 Fiscal Year End” table. In fiscal year 2014, the maximum number of deferred equity units available for each of Messrs. Strang, and Wiesenthal was increased, in connection with the increases to their percentage allocations of free cash flow. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.

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

Equity Interests under the Plan

Upon making a deferral election under the Plan, each of our NEOs who elected to participate in the Plan became a member of Management LLC, and was granted a “profits interest” in Management LLC (“Profits Interests”) in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his deferred account. These Profits Interests granted in fiscal year 2013 represent an economic entitlement to future appreciation in our common stock above the purchase price paid by Access in its acquisition of the Company. In addition, in connection with the increases to the free cash flow percentage allocations of Messrs. Strang and Wiesenthal in fiscal year 2014, each of them was granted an additional number of Profits Interests in Management LLC equal to the additional number of deferred equity units that may be granted to them, representing an economic entitlement to future appreciation in our common stock from the date of grant. Under the Plan, Profits Interests representing, in the aggregate, no more than 3.75% of our common stock on a fully-diluted basis may be granted to Plan participants, including our NEOs. The amount of Profits Interests granted to each of our NEOs who participate in the Plan is set forth below under “Outstanding Equity Awards at 2014 Fiscal Year End” table, and other terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying the “Grants of Plan-Based Awards in Fiscal year 2014” table and under “Potential Payments upon Termination or Change-In-Control.”

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

Retirement Benefits

We offer a tax-qualified 401(k) plan to our employees and in November 2010 we adopted a non-qualified deferred compensation plan, which is available to those of our employees whose annual salary is at least $200,000. Both plans are available to the NEOs.

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

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2014.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lincoln Benet, Chair

Len Blavatnik

Thomas H. Lee

Jörg Mohaupt

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our NEOs, for services rendered to us during the specified fiscal year.

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	Total ($)
Stephen Cooper (5)	2014	$2,000,000	—	—	—	—	—	$2,000,000
CEO	2013	$2,000,000	—	$8,805,205	$570,000	—	—	$11,375,205
	2012	$1,800,000	$2,500,000	—	—	—	—	$4,300,000
Brian Roberts (6)	2014	$722,308	—	—	—	—	$7,500	$729,808
Executive Vice President and	2013	$615,385	—	$1,115,326	$72,200	—	$7,500	$1,810,411
Chief Financial Officer	2012	$537,000	$533,500	—	—	—	$7,500	$1,078,000
Cameron Strang (7)	2014	$2,250,000	—	$440,260	__	—	$7,500	$2,697,760
Chairman and CEO,	2013	$2,113,465	—	$5,429,877	$351,500	—	$7,500	$7,902,342
WBR and WCM	2012	$1,507,692	$807,500	—	—	—	$7,500	$2,322,692
Paul M. Robinson (8)	2014	$685,577	$225,500	—	—	—	$7,500	$918,577
Executive Vice President and General Counsel	2013	$625,000	$451,000	—	—	—	$7,500	$1,083,500
	2012	$625,000	$533,500	—	—	—	$7,500	$1,166,000
Robert S. Wiesenthal (9)	2014	$1,500,000	—	$880,521	__	—	$7,500	$2,388,021
Chief Operating Officer/Corporate	2013	$1,084,615	$500,000	$587,014	$38,000	—	—	$2,209,629

(1)

Represents discretionary cash bonus for fiscal year 2014 performance for Mr. Robinson expected to be paid in January 2015, supplemental 2013 cash bonus to Mr. Wiesenthal and cash bonus amount in respect of fiscal year 2013 performance paid in January 2014 for Mr. Robinson, and cash bonus amounts in respect of fiscal year 2012 performance paid in December 2012 for Messrs. Roberts, Strang and Robinson (for the periods they were employed by the Company). Access awarded Mr. Cooper a one-time discretionary bonus for the period July 20, 2011 through the end of fiscal 2012, which is reflected in the cash bonus amount for fiscal 2012 and was paid in December 2012.

(2)

For fiscal year 2013, reflects the aggregate grant date fair value of the maximum number of deferred equity units that, as of fiscal year 2013, could have been granted to such officer and awards of Profits Interests made in fiscal year 2013 in connection with their becoming participants in the Plan. For fiscal year 2014, for Messrs. Strang and Wiesenthal reflects the aggregate grant date fair value of the increase to the maximum number of deferred equity units that may be granted to such officer and the awards of Profits Interests made in fiscal year 2014 in connection with that increase. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2014.

(3)

Represents the portion of the bonus amount paid to them in cash in respect of the 2013 fiscal year under the Plan. As participants in the Plan, Messrs. Cooper, Roberts, Strang and Wiesenthal were paid 1.5%, 0.925%, 0.19% and 0.10%, respectively, of the Company’s free cash flow earned in 2013, subject to the limitations of the Plan. Each of them deferred 75% of such amount under the Plan. All of the NEOs participating in the Plan deferred 100% of their 2014 bonuses under the Plan into the acquisition of deferred equity units. For those NEOs, no bonus is reported in this table for fiscal year 2014 because the grant date value of the acquired deferred equity units was reported in this table for fiscal year 2013 under the column “stock awards”. The amounts of these 2014 bonuses are described above under “—Annual Free Cash Flow Bonus Pool”.

(4)	For Messrs. Roberts, Strang, Robinson and Wiesenthal, all other compensation in fiscal year 2014 includes $7,500 of 401(k) matching contributions.
(5)

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

(6)

Mr. Roberts was appointed CFO effective December 9, 2011. Base salary above for Mr. Roberts represents amounts earned by Mr. Roberts during fiscal 2012 in both his role as CFO since December 2011 and as Senior Vice President and CFO of Warner/Chappell Music prior to that time. Base salary for fiscal year 2013 reflects the increase in Mr. Robert’s base compensation to $650,000, effective January 1, 2013, and his base salary for fiscal year 2014 reflects the increase in his salary to $750,000, effective January 1, 2014.   Effective October 13, 2014, Mr. Roberts moved to a newly created position on the Company’s senior management team as Executive Vice President, Corporate Strategy and Operations and Eric J. Levin was appointed as Executive Vice President and Chief Financial Officer of the Company.

(7)	Mr. Strang’s base salary for fiscal 2013 reflects the increase in his base compensation to $2,250,000 in December 2012.
(8)

Mr. Robinson became an NEO in fiscal 2014. He was not an NEO in fiscal 2013 but was also an NEO in fiscal 2012. Mr. Robinson’s base salary for fiscal 2014 reflects the increase in his salary to $700,000, effective January 1, 2014.

(9)

Mr. Wiesenthal was appointed Chief Operating Officer/Corporate in January 2013. Base salary above for fiscal 2013 represents amounts earned following the commencement of Mr. Wiesenthal’s employment with the Company in January 2013.

Grant of Plan-Based Awards in Fiscal Year 2014

In early fiscal year 2014, the Compensation Committee approved an increase to the maximum number of deferred equity units that may be acquired by each of Messrs. Strang and Wiesenthal, and each of them received a corresponding grant of additional Profits Interests, as follows:

Name	Grant Date	All other Stock Awards; Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards
Cameron Strang	March 7, 2014	4,109.589	(1)	$440,260	(2)
	March 7, 2014	4,109.589	(3)	$—	(4)
Robert S. Wiesenthal	March 7, 2014	8,219.178	(1)	$880,521	(2)
	March 7, 2014	8,219.178	(3)	$—	(4)

(1)

Represents the additional number of deferred equity units approved for grant under the Plan to Messrs. Strang and Wiesenthal in fiscal year 2014, in connection with an increase to their allocated percentage of free cash flow. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.

(2)

Reflects the aggregate grant date fair value of the additional number of deferred equity units granted to Messrs. Strang and Wiesenthal in fiscal year 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2014.

(3)

Represents the additional number of Profits Interests granted to Messrs. Strang and Wiesenthal under the Plan in 2014, in connection with increases to their allocated percentages of free cash flow and corresponding increases to the maximum number of deferred equity units that may be granted to them under the Plan.

(4)

Reflects the aggregate grant date fair value of awards of Profits Interests made to Messrs. Strang and Wiesenthal in fiscal year 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2014.

Under the Plan, the deferred amounts reflected in the table above will be credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units will be forfeited upon a participant’s termination of employment. Under the Plan, our NEOs’ Profits Interests will vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests will be forfeited on any termination of employment. As of September 30, 2014, 82,191.78, 10,410.96, 54,795.52 and 13,698.63 of the deferred equity units had been granted to Messrs. Cooper, Roberts, Strang and Wiesenthal, respectively, of which 15,961.92, 2,021.84, 9,843.18 and 1,064.13, respectively, deferred equity units had vested. Also, 23,522.82, 2,979.56, 14,505.74 and 1,568.19, respectively, of the Profits Interests held by them had vested, reflecting the free cash flow bonuses earned by them in respect of fiscal year 2013 and credited to their accounts under the Plan (including the special grant of deferred equity units made to them in December 2013 to offset the impact of $54 million of investments that were funded through fiscal year 2013 free cash flow).

The deferred amounts reflected in the “Outstanding Equity Awards at 2014 Fiscal Year-End” table below will be settled in three equal installments on the December 2018, 2019 and 2020 Redemption Dates, so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully vested Acquired LLC Units in WMG Management LLC. On each Redemption Date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior Redemption Date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each Redemption Date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the Redemption Dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020. Redemption payments in respect of Profit Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.

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

Summary of NEO Employment Arrangements and Separation Arrangements

This section describes employment arrangements in effect for our NEOs during fiscal year 2014. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause”” and “Resignation for “Good Reason” or without “Good Reason”” below.

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

Employment Arrangements with Brian Roberts, Cameron Strang and Robert Wiesenthal

On December 21, 2012, in connection with their becoming participants in the Plan, Messrs. Roberts, Strang and Wiesenthal were required to enter into new simplified employment letters that replaced their employment arrangements with the Company and its subsidiaries. Those letters provide for at-will employment, base salary, a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his or her termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employment letter). The severance payment provided under the employee letter will equal 75% of a participant’s annual salary if a qualifying termination occurs prior to the first anniversary of the date the employee letter was entered into (i.e., December 21, 2013), and 50% of the participant’s annual salary if the qualifying termination occurs after the first anniversary. Any severance payment will be conditioned on the NEO’s execution of a release (in the Company’s standard form at the time) of the Company and its affiliates. In addition, their employment letters require Messrs. Roberts, Strang and Wiesenthal to comply with the restrictive covenants in the LLC Agreement.

Employment Agreement with Paul M. Robinson

Mr. Robinson entered into a new employment agreement dated as of February 11, 2011. The term of the new employment agreement began on October 1, 2011. The employment agreement, among other things, includes the following:

(1)	the term of Mr. Robinson’s new employment agreement ends on September 30, 2015; and
(2)

Mr. Robinson’s base salary under his agreement was $625,000 from October 1, 2011 to September 30, 2013 and $650,000 from October 1, 2013 to September 30, 2015 and his target bonus beginning October 1, 2011 is $550,000. Pursuant to a letter agreement dated December 13, 2013, Mr. Robinson’s base salary was increased to $700,000, effective January 1, 2014.

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

Mr. Robinson’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Outstanding Equity Awards at 2014 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	66,229.86	(2)	$8,803,273
	58,668.96	(3)	$1,513,072
Brian Roberts	8,389.12	(2)	$1,115,082
	7,431.40	(3)	$191,656
Cameron Strang	44,952.34	(2)	$5,975,065
	40,289.78	(3)	$1,039,073
Robert S. Wiesenthal	12,634.50	(2)	$1,679,378
	12,130.44	(2)	$312,844

(1)

An NEO’s deferred equity units and Profits Interests generally vest over time as equivalent amounts of his annual free cash flow bonuses are deferred under the Plan, except that the special grants of deferred equity units made in December 2013 will vest, subject to such officer’s continued employment, on the later of December 31, 2015 and the date, if any, when such officer acquires his maximum allocation of deferred equity units under the Plan, and also a number of Profits Interests corresponding to this special grant of defer. Uncredited deferred equity units and unvested Profits Interests will be forfeited on any termination of employment.

(2)	Deferred equity units approved for grant to the officer as of September 30, 2014. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(3)	Unvested Profit Interests.
(4)	Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2014.

Equity Awards Vested in 2014 Fiscal Year

Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Stephen Cooper	15,961.92	(1)	$2,148,794
	23,522.82	(2)	$646,642
Brian Roberts	2,021.84	(1)	$272,180
	2,979.56	(2)	$81,908
Cameron Strang	9,843.18	(1)	$1,325,089
	14,505.74	(2)	$398,763
Robert S. Wiesenthal	1,064.13	(1)	$143,253
	1,568.19	(2)	$43,110

(1)	Deferred equity units of the NEO that vested in fiscal year 2014 upon the deferral of free cash flow bonuses by the NEOs.
(2)

Profits Interests that vested in fiscal year 2014 include a number of Profits Interests equal to the number of deferred equity units acquired by the NEOs in fiscal year 2014 and an additional number of Profits Interests that vested in connection with the grant of deferred equity units to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow.

(3)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in March 2014. The grant date fair value of these vested deferred equity units and vested Profits Interests were reported under the column “stock awards” in the Summary Compensation Table for fiscal year 2013. No payment was made in fiscal year 2014 to any of the NEOs in respect of their vested deferred equity units or vested Profits Interests. Pursuant to the Plan and the NEOs’ elections, the deferred equity units and Profits interests will not be settled or redeemed until the Redemption Dates or, if earlier, termination of the NEO’s employment.  See the descriptions in the narratives accompanying the “Grants of Plan-Based Awards in Fiscal Year 2014” table above and below under “Potential Payments upon Termination or Change-In-Control.”

Nonqualified Deferred Compensation

The following table provides information concerning the deferred accounts of our NEOs under the Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Stephen Cooper	$1,710,000	$438,794	$(27,135)	–	$2,121,659

Brian Roberts	$216,600	$55,580	$(3,437)	–	$268,743

Cameron Strang	$1,054,500	$270,589	$(16,733)	–	$1,308,356

Robert S. Wiesenthal	$114,000	$29,253	$(1,809)	–	$141,444

(1)

Amounts of free cash flow bonuses earned in respect of the 2013 fiscal year that were deferred by the NEOs under the Plan through the acquisition of vested deferred equity units.  These amounts were reported in the “stock awards” column in the Summary Compensation Table for fiscal year 2013.

(2)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in fiscal year 2014, as reported above in the “Equity Awards Vested in 2014 Fiscal Year” table.

(3)

Reflects the increase (decrease) in value of vested deferred equity units as of September 30, 2014 since the date the NEOs acquired the vested deferred equity units in fiscal year 2014. $1,710,000, $216,600, $1,054,500 and $114,000 of these amounts for Messrs. Cooper, Roberts, Strang and Wiesenthal, respectively, were reported in the Summary Compensation Table for fiscal year 2013.

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

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2014 and the NEO does not become employed by a new employer or return to work for the Company. The discussion that follows addresses Messrs. Cooper, Roberts, Strang, Robinson and Wiesenthal. See “Summary of NEO Employment Arrangements” above for a description of their respective agreements.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Roberts, Strang, Robinson and Wiesenthal in this instance pursuant to their employment arrangements. As noted above, Mr. Cooper does not have an employment arrangement directly with the Company and, therefore, he is also not entitled to any benefits from the Company, except under the Plan, if he is terminated for “cause” or he resigns without “good reason.”

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Roberts, Strang, Robinson and Wiesenthal are entitled to contractual severance benefits payable on termination plus, in the case of Mr. Robinson, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if the employment of Messrs. Cooper, Roberts, Strang or Wiesenthal is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs are entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$810,000	$2,121,659	—	—	$2,931,659
Brian Roberts	$375,000	$102,600	$268,743	—	—	$746,343
Cameron Strang	$1,125,000	$539,987	$1,308,356	—	—	$2,973,343
Paul M. Robinson	$1,050,000	$225,500	—	—	50,000	$1,325,500
Robert S. Wiesenthal	$750,000	$134,987	$141,444	—	—	$1,026,431

(1)

Amounts under salary for Messrs. Roberts, Strang and Wiesenthal represent 50% of their respective annual salary which would have been paid to them as severance on a termination without “cause” or termination for “good reason” on September 30, 2014, which would be payable in the regular payroll cycle in a period not exceeding 52 weeks. For Mr. Robinson, the amount represents the lump sum severance payable to him on such a qualifying termination.

(2)

For Messrs. Cooper, Roberts, Strang and Wiesenthal, represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2014, their full 2014 annual bonuses).

(3)	Reflects the value of vested deferred equity units that will be settled on a termination of employment without “cause” or by the NEO for “good reason”.
(4)	Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.

Estimated Benefits in connection with a Change in Control

As participants in the Plan, each of Messrs. Cooper, Roberts, Strang and Wiesenthal will be entitled to additional payments upon a change in control in respect of his amounts deferred under the Plan and the Profits Interests granted to him.

Name	Value of Deferred Compensation (1)	Value of Profits Interests (2)	Total
Stephen Cooper	$3,321,553	$801,553	$4,123,106
Brian Roberts	$420,730	$101,530	$522,260
Cameron Strang	$2,098,522	$504,036	$2,602,558
Paul M. Robinson	$—	$—	$—
Robert S. Wiesenthal	$388,916	$72,931	$461,847

(1)

For each of Messrs. Cooper, Roberts, Strang and Wiesenthal, represents the value of (x) the NEO’s deferred equity units that were vested on September 30, 2014, (y) the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant) and (z) the deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2014 fiscal year payable in deferred equity units (i.e., 100% of the full 2014 bonus since the change in control would be deemed to occur on September 30, 2014), in each case, based on the value of our common stock as of September 30, 2014.

(2)

For each of Messrs. Cooper, Roberts, Strang and Wiesenthal, represents the value of (x) the NEO’s Profits Interests that were vested on September 30, 2014 and (y) the NEO’s Profits Interests that would have vested if 100% of his 2014 annual bonus would have been deferred under the Plan. The value of a Profits Interest that was granted on January 7, 2013 reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2014 since January 7, 2013. The value of a Profits Interest that was granted in fiscal year 2014 reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2014 since the date of grant. In each case, the value of a Profits Interest assumes that Management, LLC was liquidated and its proceeds distributed to its members, including our NEOs.

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

Estimated Benefits upon Death or Disability

Death. For Messrs. Roberts, Strang, Robinson and Wiesenthal, other than accrued benefits and, in the case of Messrs. Roberts, Strang and Wiesenthal under the Plan, no other benefits are provided in connection with such NEO’s death. Each of Messrs. Roberts, Strang, Robinson and Wiesenthal would also receive insurance payouts equal to 1.5x their base salary up to a benefit maximum of $1.5 million.

Disability. For Messrs. Roberts, Strang, Robinson and Wiesenthal, other than accrued benefits and short-term disability amounts and, in the case of Messrs. Roberts, Strang and Wiesenthal under the Plan, no benefits are provided in connection with such NEO’s disability. In the event Mr. Robinson becomes disabled during the term of employment, he may participate in our health plans until age 65.

As participants in the Plan, each of Messrs. Cooper, Roberts, Strang and Wiesenthal will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$810,000	$2,316,631	—	$3,126,631
Brian Roberts	$102,600	$293,439	—	$396,039
Cameron Strang	$539,987	$1,428,589	—	$1,968,576
Robert S. Wiesenthal	$134,987	$154,442	—	$289,429

(1)

Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2014, the full 2014 annual bonus) for each of Messrs. Cooper, Roberts, Strang and Wiesenthal.

(2)

Represents the value of the NEOs’ deferred equity units that were vested on September 30, 2014 and (y) the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant), in each case, based on the value of our common stock as of September 30, 2014.

(3)	Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.

Relevant Provisions of Employment Arrangements

Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.

Termination for “Cause”

Under the terms of their employment letters, we generally would have “cause” to terminate the employment of Messrs. Roberts, Strang and Wiesenthal in any of the following circumstances: (1) ceasing to perform his material duties to the Company or its affiliates (other than as a result of vacation, approved leave or incapacity due to physical or mental illness or injury), which failure amounts to an extended neglect of his duties, (2) engaging in conduct that is materially injurious to the business of the Company or its affiliates, (3) conviction of a felony or entered a plea of guilty or no contest to a felony charge or a misdemeanor involving as a material element fraud, dishonest or sale or possession of illicit substances, (4) failing to follow lawful instructions of his direct superiors or the Company’s board of directors and (5) breach of any restrictive covenant addressed in his employee letter. We are required to notify Messrs. Roberts, Strang and Wiesenthal after any event that constitutes “cause” before terminating their employment for “cause”, and in general they have no less than 15 days after receiving notice of an event described in clauses (1), (4) or (5) to cure the event.

A similar standard of “cause” applies to Mr. Cooper under the Plan with respect to his interests in the Plan.

Under the terms of his employment agreement, we generally would have “cause” to terminate the employment of Mr. Robinson in any of the following circumstances: (1) substantial and continual refusal to perform his duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company and (3) conviction of a felony or entered a plea of nolo contendere to a felony charge. We are required to notify Mr. Robinson after any event that constitutes “cause” before terminating his employment, and in general he has no less than 20 days after receiving notice to cure the event.

Resignation for “Good Reason” or without “Good Reason”

Our employment letters with Messrs. Roberts, Strang and Wiesenthal provide that each of them generally would have “good reason” to terminate employment in any of the following circumstances: (1) if his salary or annual bonus percentage under the Plan is materially reduced, (2) if we fail to pay him any salary which has become payable and due to him or (3) our failure to pay him any entitlement that that has become payable and due under the Plan. Each of Messrs. Roberts, Strang and Wiesenthal is required to notify us within 30 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event, failing a cure, he must terminate his employment within 30 days after the cure period expires.

A similar standard of “good reason” applies to Mr. Cooper under the Plan with respect to his interests in the Plan.

Our employment agreement with Mr. Robinson provides that he generally would have “good reason” to terminate employment in any of the following circumstances: (1) if we assign duties inconsistent with his current positions, duties or responsibilities or if we change the parties to whom he reports, (2) if we remove him from, or fail to re-elect him to, his position, (3) if we reduce his salary, target bonus or other compensation levels, (4) if we require him to be based anywhere other than the New York metropolitan area, (5) if we breach certain of our obligations under the employment agreement, (6) if we fail to cause any successor of the Company to expressly assume his employment agreements or (7) any change in reporting line such that he no longer reports to the CEO or the senior-most executive of the Company. Mr. Robinson is required to notify us within 60 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event.

Restrictive Covenants

Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Roberts, Strang and Wiesenthal to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” and the entitlement of Messrs. Cooper, Roberts, Strang and Wiesenthal to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.

Mr. Robinson’s employment agreement and the Plan for Messrs. Cooper, Roberts, Strang, and Wiesenthal also contain covenants regarding non-disclosure of confidential information.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors, as of September 30, 2014, for services rendered to us during the last fiscal year.

Mathias Döpfner is entitled to an annual retainer of €250,000, payable pro rata quarterly in arrears, for his service as a director on the Company’s board. No other non-employee directors received any compensation for service on the Board of Directors or Board committees during fiscal 2014.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Mathias Döpfner (1)	$79,713	—	—	—	—	—	$79,713
Noreena Hertz	—	—	—	—	—	—	—
Thomas H. Lee	—	—	—	—	—	—	—
Jörg Mohaupt	—	—	—	—	—	—	—
Oliver Slipper	—	—	—	—	—	—	—
Donald A. Wagner	—	—	—	—	—	—	—
(1)

Mr. Döpfner had one scheduled payment during fiscal 2014, on August 1, 2014, of €62,500. Above amount represents the dollar equivalent at September 30, 2014 and represents the prorated amount applicable for fiscal 2014 following his commencement as a director on May 1, 2014.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2014, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 11, 2014 with respect to beneficial ownership of our capital stock by:

—	each shareholder of the Company who beneficially owns more than 5% of the outstanding capital stock of the Company;
—	each director of the Company;
—	each of the executive officers of the Company named in the Summary Compensation Table appearing under “Executive Compensation”; and
—	all executive officers of the Company and directors of the Company as a group.

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.4%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	54.7945	5.2%
Stephen Cooper (3).	N/A	N/A	N/A
Brian Roberts (3)	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Cameron Strang (3)	N/A	N/A	N/A
Robert S. Wiesenthal (3)	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,054.7945	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Mathias Döpfner	N/A	N/A	N/A
Noreena Hertz	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Jörg Mohaupt	N/A	N/A	N/A
Oliver Slipper	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (15 persons)	Common Stock	1,054.7945	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 1633 Broadway, New York, NY 10019, (212) 275-2000.
(2)	As of December 11, 2014, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.
(3)

Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. or Profits Interests in WMG Management Holdings, LLC. Messrs. Benet and Wagner beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock. Messrs. Cooper, Roberts, Strang and Wiesenthal own Profits Interests in WMG Management Holdings, LLC and disclaim any beneficial ownership of shares of the Company’s common stock.

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

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access (the “Management Agreement”), dated July 20, 2011 (the “Merger Closing Date”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee (the “Annual Fee”) equal to the greater of (i) the Base Amount (as defined below) in effect from time to time or (ii) 1.5% of the EBITDA (as defined in the WMG Holdings Corp. 13.75% Senior Notes due 2019) of the Company for the applicable fiscal year, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The “Base Amount” at any time shall be equal to the sum of (x) $8,667,000 and (y) 1.5% of the aggregate amount of Acquired EBITDA as at such time. The amount of “Acquired EBITDA” at any time shall be equal to sum of the amounts of positive EBITDA of businesses, companies or operations acquired directly or indirectly by the Company from and after the completion of the Merger, each such amount of positive EBITDA as calculated (by Access in its sole discretion) for the four fiscal quarters most recently ended for which internal financial statements are available at the date of the pertinent acquisition. In fiscal 2013, the base amount for the annual fee due under the Management Agreement was increased from $6 million to approximately $9 million to reflect the aggregate amount of Acquired EBITDA, primarily associated with the acquisition of PLG. The Annual Fee shall be calculated and payable as follows: (i) one-quarter of the Base Amount in effect on the first day of each fiscal quarter shall be paid on such date, in advance for the fiscal quarter then commencing and (ii) following the completion of every full fiscal year after the date hereof, once internal financial statements for such fiscal year are available, the Company and Access shall jointly calculate the EBITDA of the Company for such fiscal year and the Company shall pay to Access the amount, if any, by which 1.5% of such EBITDA exceeds the sum of the amounts paid in respect of such fiscal year pursuant to clause (i) above. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. The Company incurred an expense of $8 million during fiscal year 2014 in connection with the Management Agreement, which includes an annual fee and certain expenses in connection with the Management Agreement, plus additional expenses of approximately $2 million related to certain consultants with full time roles at the Company.

Lease Arrangements with Access

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease shall be increased to £3,460,250 per year, the term was extended five years and the Company received certain rights to extend the term for an additional five years following a market rate rent review.

On September 27, 2011, Access Industries (UK) Limited, an affiliate of Access, entered into a License to Occupy on a Short Term Basis agreement with Warner Music UK Limited, one of the Company’s subsidiaries, for the license of office space in the Company’s building at 28 Kensington Church Street, Kensington, London. The license fee of £15,839 per month (exclusive of VAT) was based on the per foot lease costs to the Company, which represented market terms. The license agreement was terminated on October 13, 2014.

On May 6, 2013, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space leased by Access at the building at 450 West 14th Street New York, New York. The license fee of $27,033.50 per month was based on the per foot lease costs to the Company of its prior headquarters space, which represented market terms. The license agreement was terminated on July 31, 2014.

Consulting Agreement in respect of Stephen Cooper

Access Industries, Inc. has a consulting agreement in respect of Stephen Cooper pursuant to which he receives $166,667 per month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement.

Deezer

Access owns a minority equity interest in Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Odyssey’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. In fiscal year 2014, Deezer paid to the Company an aggregate amount of approximately $21 million in connection with the foregoing arrangements. In addition, in connection with these arrangements, the Company was issued, and currently holds, warrants to purchase ordinary shares representing a small minority interest in Blogmusik.

Equity Investment

In fiscal 2014, the Company made an investment in a company in which Access was a minority owner, which was subsequently sold during fiscal 2014. As a result of the sale transaction, the Company recognized a gain of $2 million.

Relationships with Other Directors, Executive Officers and Affiliates

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently our Chairman and CEO, Warner/Chappell Music, provided specified performance goals are achieved. The goals relate to the achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. No earn-out payment was triggered in fiscal year 2014.  The Company reversed a $6 million liability previously recorded as of September 30, 2014 based on the assessment that it was not probable any earn-out payments would be earned. The Company was also required to pay Mr. Strang certain monies that may be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $800,000, of which all has been paid.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Messrs. Döpfner and Lee and Ms. Hertz would be considered “independent” under the listing standards of the New York Stock Exchange. We do not believe that any of our other directors would be considered “independent” under the listing standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected the firm of Ernst & Young LLP, to serve as independent registered public accountants for the fiscal year ending September 30, 2014. Ernst & Young LLP has audited the Company’s financial statements since the Company was acquired from Time Warner Inc. in March 2004. In accordance with standing policy, Ernst & Young LLP periodically changes the personnel who work on the audit of the Company.

Fees Paid to Ernst & Young LLP

The following table sets forth the aggregate fees paid to Ernst & Young LLP for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2014 and 2013 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2014	Year Ended September 30, 2013
Audit Fees	$4,625	$5,427
Audit-Related Fees	184	138
Tax Fees	20	40
All Other Fees	224	2,366
Total Fees	$5,053	$7,971

These fees exclude out-of-pocket costs of approximately $0.25 million and $0.2 million for each of the periods ended September 30, 2014 and 2013, respectively.

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation. Fiscal 2013 also includes approximately $0.7 million of PLG-related costs in connection with incremental audit procedures.

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

All Other Fees: For the fiscal years ended September 30, 2014 and 2013, fees consist of integration work performed in connection with the acquisition of PLG.

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

During fiscal years 2014 and 2013, all professional services provided by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Exhibit Number	Description

2.1(11)	Agreement and Plan of Merger, dated as of May 6, 2011, by and among Warner Music Group Corp., AI Entertainment Holdings LLC (formerly Airplanes Music LLC), and Airplanes Merger Sub, Inc.

2.2*(19)

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

2.3(19)

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

Exhibit Number	Description
2.4*(19)

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

2.5(19)	Amendment No. 1 to the Put Option, dated February 8, 2013

2.6*(19)

Separation Agreement, dated as of February 6, 2013, by and between EGH1 BV, as Seller, and WMG UK, as Buyer. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.7*(20)

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

2.8(20)

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

3.1(12)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

4.1(1)

Indenture, dated as of July 20, 2011, among WM Holdings Finance Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019 (the “13.75% Senior Notes due 2019”)

4.2(14)

Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (the “Secured Notes”).

4.3(1)	Supplemental Indenture, dated as of July 20, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.4(13)	Second Supplemental Indenture, dated as of August 2, 2011, among WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.5(14)

Third Supplemental Indenture, dated as of October 30, 2012, among WMG Holdings Corp., Warner Music Group Corp., as guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019.

4.6(22)	Fourth Supplemental Indenture, dated as of March 4, 2013, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as Trustee, relating to the 13.75% Senior Notes due 2019

4.7(25)	Fifth Supplemental Indenture, dated as of May 7, 2014, between WMG Holdings Corp. and Wells Fargo Bank, National Association, as trustee, relating to the 13.75% Senior Notes due 2019.

4.8(14)

First Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Secured Notes due 2021 (the “Euro Notes”).

4.9(14)

Second Supplemental Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 (the “Dollar Notes”).

4.10(22)

Third Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021.

Exhibit Number	Description
4.11(26)

Fourth Supplemental Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.625% Senior Secured Notes due 2022.

4.12(26)

Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of unsecured senior notes in series.

4.13(26)

First Supplemental Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.750% Senior Notes due 2022.

4.14(26)

Fifth Supplemental Indenture, dated as of April 7, 2014, among WMG Acquisition Corp. the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

4.15	Form of 13.75% Senior Note due 2019 of WMG Holdings Corp. (included in Exhibit 4.1 hereto)

4.16	Form of Secured Note of WMG Acquisition Corp. (included in Exhibit 4.2 hereto)

4.17	Form of 6.750% Senior Notes due 2022 of WMG Acquisition Corp. (included in Exhibit 4.13 hereto)

4.18(13)	Guarantee, dated August 2, 2011, issued by Warner Music Group Corp., relating to the 13.75% Senior Notes due 2019

4.19(18)	Guarantee, dated November 16, 2012, issued by Warner Music Group Corp., relating to the Secured Notes.

4.20(25)	Guarantee, dated May 7, 2014, issued by Warner Music Group Corp., relating to the 5.625% Senior Secured Notes due 2022 and the 6.750% Senior Notes due 2022.

4.21(14)

Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.22(14)

Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.23(14)

Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.24(14)

Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.25(26)

Satisfaction and Discharge of Indenture, dated as of April 9, 2014, relating to the Indenture, dated as of July 20, 2011, as amended, among WMG Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

10.1(14)

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

10.2(14)

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

10.3(29)

First Amendment to Credit Agreement, dated as of April 23, 2013 among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as Administrative Agent relating to a revolving credit facility

Exhibit Number	Description
10.4(26)

Second Amendment to Credit Agreement, dated as of March 25, 2014, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, issuing bank and lender, relating to a revolving credit facility.

10.5(29)

Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein

10.6(14)

Subsidiary Guaranty, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the revolving credit facility.

10.7(14)

Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.8**(19)	Letter Agreement, dated as of December 21, 2012, between Warner Music Inc. and Brian Roberts

10.9**(19)	Letter Agreement, dated as of December 21, 2012, between Warner/Chappell Music, Inc. and Cameron Strang

10.10**(24)	Letter Agreement, dated as of December 20, 2012, between Warner Music Inc. and Robert Wiesenthal

10.11**(19)	Letter Agreement, dated as of February 11, 2013, between Warner Music Inc. and Brian Roberts

10.12(27)	Letter Agreement dated December 1, 2013, between Warner Music Inc. and Brian Roberts

10.13**$	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin

10.14**(28)	Letter Agreement, dated as of February 11, 2011, between Warner Music Inc. and Paul M. Robinson

10.15**$	Letter Agreement, dated as of December 13, 2013, between Warner Music Inc. and Paul M. Robinson

10.16(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.17(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.18(21)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.19(21)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.20(6)	Assurance of Discontinuance, dated November 22, 2005

10.21(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.22*(8)

US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.23*(8)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.24*(8)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.25*(8)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.26**(9)	Warner Music Group Corp. Deferred Compensation Plan

Exhibit Number	Description
10.27(10)

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

10.28*(10)

Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.29*(10)

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

10.30*(16)

Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.31(17)

Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.32(17)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.33**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.34**(23)	Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.35**(24)	Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of December 4, 2013

10.36**(30)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.37**(23)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.38**(25)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.

21.1$	List of Subsidiaries

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1$

Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2014, filed on December 11, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)
(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)
(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)
(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)
(8)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)
(9)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)
(10)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)
(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-32502)
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)
(15)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502)
(16)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)
(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)
(18)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 19, 2012 (File No. 001-32502)
(19)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 (File No. 001-32502)
(20)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-32502)
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on October 4, 2013 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on March 5, 2013 (File No. 001-32502)
(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 27, 2013 (File No. 001-32502)
(24)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2013 (file. No. 001-32502)
(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-32502)
(26)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502)

(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2013 (File No. 001-32502)
(28)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2011 (File No. 001-32502)
(29)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 (File No. 001-32502)
(30)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (file No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2014.

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Paul M. Robinson and Trent N. Tappe, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 11, 2014.

Signature	Title
/s/ STEPHEN COOPER	CEO and President and Director (Chief Executive Officer)
Stephen Cooper
/s/ CAMERON STRANG	Chairman and CEO, Warner Bros. Records and Warner/Chappell Music and Director
Cameron Strang
/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik
/s/ LINCOLN BENET	Director
Lincoln Benet
/s/ ALEX BLAVATNIK	Director
Alex Blavatnik
/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner
/s/ NOREENA HERTZ	Director
Noreena Hertz
/s/ THOMAS H. LEE	Director
Thomas H. Lee
/s/ JÖRG MOHAUPT	Director
Jörg Mohaupt

/s/ OLIVER SLIPPER	Director
Oliver Slipper
/s/ DONALD A. WAGNER	Director
Donald A. Wagner