Form 10-Q
period 2014-12-31
Warner Music Group Corp.
filed 2015-02-12
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

There is no public market for the Registrant’s common stock. As of February 12, 2015 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2014	2014
	(in millions)
Assets
Current assets:
Cash and equivalents	$145	$157
Accounts receivable, net of allowances of $86 million and $65 million	436	383
Inventories	39	39
Royalty advances expected to be recouped within one year	103	102
Deferred tax assets	46	46
Prepaid and other current assets	56	55
Total current assets	825	782
Royalty advances expected to be recouped after one year	190	190
Property, plant and equipment, net	233	227
Goodwill	1,649	1,661
Intangible assets subject to amortization, net	2,755	2,884
Intangible assets not subject to amortization	119	120
Other assets	83	90
Total assets	$5,854	$5,954
Liabilities and Equity
Current liabilities:
Accounts payable	$162	$215
Accrued royalties	1,146	1,132
Accrued liabilities	250	243
Accrued interest	48	60
Deferred revenue	255	219
Current portion of long-term debt	13	13
Other current liabilities	30	3
Total current liabilities	1,904	1,885
Long-term debt	3,005	3,017
Deferred tax liabilities, net	375	383
Other noncurrent liabilities	256	279
Total liabilities	$5,540	$5,564
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(691)	(649)
Accumulated other comprehensive loss, net	(142)	(108)
Total Warner Music Group Corp. equity	295	371
Noncontrolling interest	19	19
Total equity	314	390
Total liabilities and equity	$5,854	$5,954

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
	(in millions)
Revenues	$829	$815
Costs and expenses:
Cost of revenue	(445)	(441)
Selling, general and administrative expenses (a)	(296)	(293)
Amortization expense	(65)	(66)
Total costs and expenses	(806)	(800)
Operating income	23	15
Interest expense, net	(46)	(55)
Other expense	(9)	(4)
Loss before income taxes	(32)	(44)
Income tax (expense) benefit	(9)	8
Net loss	(41)	(36)
Less: Income attributable to noncontrolling interest	(1)	(1)
Net loss attributable to Warner Music Group Corp.	$(42)	$(37)

(a) Includes depreciation expense of:	$(14)	$(12)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
	(in millions)

Net loss	$(41)	$(36)
Other comprehensive loss, net of tax:
Foreign currency adjustment	(34)	(8)
Other comprehensive loss, net of tax	(34)	(8)
Total comprehensive loss	(75)	(44)
Less: Income attributable to noncontrolling interest	(1)	(1)
Comprehensive loss attributable to Warner Music Group Corp.	$(76)	$(45)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
	(in millions)
Cash flows from operating activities
Net loss	$(41)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	79	78
Unrealized gains/losses and remeasurement of foreign denominated loans	14	(20)
Deferred income taxes	—	(16)
Non-cash interest expense	2	4
Non-cash share-based compensation expense	—	3
Changes in operating assets and liabilities:
Accounts receivable	(67)	(56)
Inventories	(1)	(1)
Royalty advances	(7)	(35)
Accounts payable and accrued liabilities	(47)	(79)
Royalty payables	46	56
Accrued interest	(12)	(17)
Deferred revenue	39	60
Other balance sheet changes	30	7
Net cash provided by (used in) operating activities	35	(52)
Cash flows from investing activities
Acquisition of music publishing rights, net	(5)	(10)
Capital expenditures	(24)	(12)
Investments and acquisitions of businesses, net	(8)	(4)
Net cash used in investing activities	(37)	(26)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	100	155
Repayment of the Revolving Credit Facility	(100)	(100)
Repayment of Acquisition Corp. Senior Term Loan Facility	(3)	—
Distribution to noncontrolling interest holder	—	(1)
Net cash (used in) provided by financing activities	(3)	54
Effect of exchange rate changes on cash and equivalents	(7)	(2)
Net decrease in cash and equivalents	(12)	(26)
Cash and equivalents at beginning of period	157	155
Cash and equivalents at end of period	$145	$129

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except per share amounts)
Balance at September 30, 2014	1,055	$0.001	$1,128	$(649)	$(108)	$371	$19	$390
Net (loss) income	—	—	—	(42)	—	(42)	1	(41)
Other comprehensive loss, net of tax	—	—	—	—	(34)	(34)	—	(34)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2014	1,055	$0.001	$1,128	$(691)	$(142)	$295	$19	$314

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

Acquisition of Warner Music Group by Access Industries

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”) Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the NYSE. The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the agreements governing its outstanding indebtedness.

Acquisition of Parlophone Label Group

On July 1, 2013, the Company completed its acquisition of Parlophone Label Group (the “PLG Acquisition”).

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

Outside the United States, Recorded Music activities are conducted in more than 50 countries primarily through various subsidiaries, affiliates and non-affiliated licensees. Internationally, the Company engages in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller markets, the Company licenses the right to distribute the Company’s records to non-affiliated third-party record labels. The Company’s international artist services operations also include a network of concert promoters through which it provides resources to coordinate tours for the Company’s artists and other artists as well as management companies that partner with artists on other aspects of their career such as merchandising, fan clubs and endorsements, as well as appearances and sponsorship.

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

The Company has integrated the sale of digital content into all aspects of its business, including artist and repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side-by-side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for each of Pop, Country and Urban in 2014. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library, 615 Music and Frank Gari Productions and Gari Communications, collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2015.

The consolidated balance sheet at September 30, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2014 and December 31, 2013 relate to the three-month periods ended December 26, 2014 and December 27, 2013, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31. The fiscal year ended September 30, 2014 ended on September 26, 2014. For convenience purposes, the Company continues to date its balance sheet as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that no additional disclosures are necessary.

New Accounting Pronouncements

During the first quarter of fiscal 2015, the Company adopted Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this standard did not have an impact on the Company’s financial statements, other than presentation.

During the first quarter of fiscal 2015, the Company adopted ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting (“ASU 2014-17”). This ASU provides acquired entities the option to apply pushdown accounting in their separate financial statements when an acquirer obtains control of them. ASU 2014-17 was effective upon issuance. This election to apply pushdown accounting is made for each individual change-in-control event. The adoption of this standard did not have an impact on the Company’s financial statements.

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

3. Comprehensive Loss

Comprehensive loss, which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Loss	Adjustment	Loss, net
	(in millions)
Balance at September 30, 2014	$(98)	$(10)	$(108)
Other comprehensive loss (a)	(34)	—	(34)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at December 31, 2014	$(132)	$(10)	$(142)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $38.9 million

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2014	$1,197	$464	$1,661
Acquisitions	2	—	2
Dispositions	—	—	—
Other adjustments	(14)	—	(14)
Balance at December 31, 2014	$1,185	$464	$1,649

Other adjustments during the three months ended December 31, 2014 represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with FASB ASC Topic 350, Intangibles—Goodwill and other (“ASC 350”) during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	December 31,	September 30,
	Useful Life	2014	2014
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,010	$1,040
Music publishing copyrights	27 years	1,527	1,550
Artist and songwriter contracts	13 years	946	975
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,490	3,572
Accumulated amortization		(735)	(688)
Total net intangible assets subject to amortization		2,755	2,884
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	119	120
Total net other intangible assets		$2,874	$3,004

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	December 31,	September 30,
	2014	2014
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,291	1,294
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	192	201
6.75% Senior Notes due 2022—Acquisition Corp.	660	660
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	3,018	3,030
Less: current portion	13	13
Total long-term debt	$3,005	$3,017

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $10 million and $11 million at December 31, 2014 and September 30, 2014, respectively. There were no loans outstanding under the Revolving Credit Facility at December 31, 2014 or September 30, 2014.

(b)

Principal amount of $1.297 billion and $1.300 billion less unamortized discount of $6 million and $6 million at December 31, 2014 and September 30, 2014, respectively. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt at December 31, 2014 and September 30, 2014.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at December 31, 2014 and September 30, 2014.

Interest Rates

The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”), plus 2.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.75% per annum. The loans under the Senior Term Loan Facility are subject to a Term Loan LIBOR “floor” of 1.00%. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2019.

Maturities of Senior Notes and Senior Secured Notes

As of December 31, 2014, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.577 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $46 million and $55 million for the three months ended December 31, 2014 and December 31, 2013, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at December 31, 2014 and 5.6% at September 30, 2014.

6. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $77 million in restructuring charges, currently estimated to be made up of employee-related costs of $69 million, real estate costs of $6 million and other costs of $2 million. Total restructuring costs of $1 million related to real estate were incurred in the three months ended December 31, 2014 with respect to these actions. Total restructuring costs of $7 million were incurred in the three months ended December 31, 2013 with respect to these actions, which consisted entirely of employee-related costs. Total restructuring costs to date under the Restructuring Plan are $73 million, including total cash payments of $68 million. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee-	Real
	related Costs	Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2014	$12	$1	$—	$13
Restructuring expense	—	1	—	1
Cash payments	(8)	(1)	—	(9)
Balance at December 31, 2014	$4	$1	$—	$5

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statements of operations resulting from the Restructuring Plan is shown below:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013
	(in millions)
Selling, general and administrative expenses	$1	$7
Total restructuring expense	$1	$7

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Class members had until May 31, 2014 to file claims, opt-out or object to the Class Action Settlement. No class members made perfected objections to the settlement.  Plaintiffs filed their motion for final approval of the Settlement Agreement on November 26, 2014.  On January 12, 2015, the Judge granted final approval of the settlement.  The settlement will become effective on February 25, 2015, after a 30-day appeals period. The Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
December 31, 2014
Revenues	$714	$119	$(4)	$829
OIBDA	111	17	(26)	102
Depreciation of property, plant and equipment	(10)	(1)	(3)	(14)
Amortization of intangible assets	(49)	(16)	—	(65)
Operating income (loss)	52	—	(29)	23
December 31, 2013
Revenues	$691	$128	$(4)	$815
OIBDA	93	19	(19)	93
Depreciation of property, plant and equipment	(8)	(1)	(3)	(12)
Amortization of intangible assets	(50)	(16)	—	(66)
Operating income (loss)	35	2	(22)	15

9. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $56 million and $68 million during the three months ended December 31, 2014 and December 31, 2013, respectively. The Company paid cash taxes of $8 million offset by a refund of $9 million in Germany for the three months ended December 31, 2014 as compared to taxes paid of $3 million, net of refunds, for the three months ended December 31, 2013.

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

In addition to defining fair value, ASC 820 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.
●

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models and similar techniques.

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2014 and September 30, 2014.

	Fair Value Measurements as of December 31, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(2)	(2)
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
Total	$—	$—	$(3)	$(3)

	Fair Value Measurements as of September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(2)	(2)
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
Total	$—	$—	$(3)	$(3)

(a)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2014	$(3)
Additions	—
Reductions	—
Payments	—
Balance at December 31, 2014	$(3)

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2014, the fair value of the Company’s debt was $2.890 billion. Based on the level of interest rates prevailing at September 30, 2014, the fair value of the Company’s debt was $3.026 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

The Acquisition Corp. Notes are also guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic, wholly-owned subsidiaries are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances.

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

The Company has revised its presentation for the prior period Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-Q on February 6, 2014. The Company uses the guidance under ASC Subtopic 605-45, Principal Agent Considerations, to determine when to measure revenue on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The revised Consolidating Statement of Operations presentation reflects adjustments to certain revenue and expense balances to properly reflect the impact of one of the Guarantor entities acting as the principal in our digital arrangements. We have also revised the presentation of our Consolidating Balance Sheet to reflect the adjusted investment and equity balances as a result of the changes noted above in the Consolidating Statement of Operations. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

Consolidating Balance Sheet

December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$22	$123	$—	$145	$—	$—	$—	$145
Accounts receivable, net	—	137	299	—	436	—	—	—	436
Inventories	—	12	27	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	61	42	—	103	—	—	—	103
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	7	44	—	56	—	—	—	56
Total current assets	5	260	560	—	825	—	—	—	825
Due (to) from parent companies	998	(347)	(651)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,319	1,303	—	(3,622)	—	444	295	(739)	—
Royalty advances expected to be recouped after one year	—	113	77	—	190	—	—	—	190
Property, plant and equipment, net	—	151	82	—	233	—	—	—	233
Goodwill	—	1,378	271	—	1,649	—	—	—	1,649
Intangible assets subject to amortization, net	—	1,352	1,403	—	2,755	—	—	—	2,755
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	44	14	19	—	77	6	—	—	83
Total assets	$3,366	$4,295	$1,809	$(3,622)	$5,848	$450	$295	$(739)	$5,854
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$75	$87	$—	$162	$—	$—	$—	$162
Accrued royalties	—	494	652	—	1,146	—	—	—	1,146
Accrued liabilities	—	75	175	—	250	—	—	—	250
Accrued interest	43	—	—	—	43	5	—	—	48
Deferred revenue	—	186	69	—	255	—	—	—	255
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	8	1	21	—	30	—	—	—	30
Total current liabilities	64	831	1,004	—	1,899	5	—	—	1,904
Long-term debt	2,855	—	—	—	2,855	150	—	—	3,005
Deferred tax liabilities, net	—	128	247	—	375	—	—	—	375
Other noncurrent liabilities	3	120	133	—	256	—	—	—	256
Total liabilities	2,922	1,079	1,384	—	5,385	155	—	—	5,540
Total Warner Music Group Corp. equity (deficit)	444	3,215	407	(3,622)	444	295	295	(739)	295
Noncontrolling interest	—	1	18	—	19	—	—	—	19
Total equity (deficit)	444	3,216	425	(3,622)	463	295	295	(739)	314
Total liabilities and equity (deficit)	$3,366	$4,295	$1,809	$(3,622)	$5,848	$450	$295	$(739)	$5,854

Consolidating Balance Sheet

September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$26	$131	$—	$157	$—	$—	$—	$157
Accounts receivable, net	—	174	209	—	383	—	—	—	383
Inventories	—	13	26	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	62	40	—	102	—	—	—	102
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	10	40	—	55	—	—	—	55
Total current assets	5	306	471	—	782	—	—	—	782
Due (to) from parent companies	924	(242)	(682)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,531	1,142	—	(3,673)	—	525	371	(896)	—
Royalty advances expected to be recouped after one year	—	115	75	—	190	—	—	—	190
Property, plant and equipment, net	—	143	84	—	227	—	—	—	227
Goodwill	—	1,379	282	—	1,661	—	—	—	1,661
Intangible assets subject to amortization, net	—	1,372	1,512	—	2,884	—	—	—	2,884
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	46	10	28	—	84	6	—	—	90
Total assets	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954
Liabilities and Deficit:
Current liabilities:
Accounts payable	$38	$91	$86	$—	$215	$—	$—	$—	$215
Accrued royalties	—	531	601	—	1,132	—	—	—	1,132
Accrued liabilities	—	64	179	—	243	—	—	—	243
Accrued interest	50	—	—	—	50	10	—	—	60
Deferred revenue	—	167	52	—	219	—	—	—	219
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	1	2	—	3	—	—	—	3
Total current liabilities	101	854	920	—	1,875	10	—	—	1,885
Long-term debt	2,867	—	—	—	2,867	150	—	—	3,017
Deferred tax liabilities, net	—	128	255	—	383	—	—	—	383
Other noncurrent liabilities	13	124	142	—	279	—	—	—	279
Total liabilities	2,981	1,106	1,317	—	5,404	160	—	—	5,564
Total Warner Music Group Corp. equity (deficit)	525	3,192	481	(3,673)	525	371	371	(896)	371
Noncontrolling interest	—	2	17	—	19	—	—	—	19
Total equity (deficit)	525	3,194	498	(3,673)	544	371	371	(896)	390
Total liabilities and equity (deficit)	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954

Consolidating Statement of Operations

For The Three Months Ended December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$361	$513	$(45)	$829	$—	$—	$—	$829
Costs and expenses:
Cost of revenue	—	(167)	(318)	40	(445)	—	—	—	(445)
Selling, general and administrative expenses	1	(133)	(169)	5	(296)	—	—	—	(296)
Amortization of intangible assets	—	(30)	(35)	—	(65)	—	—	—	(65)
Total costs and expenses	1	(330)	(522)	45	(806)	—	—	—	(806)
Operating (loss) income	1	31	(9)	—	23	—	—	—	23
Interest income (expense), net	(21)	2	(22)	—	(41)	(5)	—	—	(46)
Equity gains (losses) from consolidated subsidiaries	(6)	(2)	—	8	—	(37)	(42)	79	—
Other income (expense), net	(2)	—	(7)	—	(9)	—	—	—	(9)
Income (loss) before income taxes	(28)	31	(38)	8	(27)	(42)	(42)	79	(32)
Income tax benefit (expense)	(9)	(8)	(1)	9	(9)	—	—	—	(9)
Net income (loss)	(37)	23	(39)	17	(36)	(42)	(42)	79	(41)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$(37)	$23	$(40)	$17	$(37)	$(42)	$(42)	$79	$(42)

Consolidating Statement of Operations

For The Three Months Ended December 31, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$356	$511	$(52)	$815	$—	$—	$—	$815
Costs and expenses:
Cost of revenue	$—	$(155)	$(335)	$49	$(441)	$—	$—	$—	$(441)
Selling, general and administrative expenses	—	(115)	(181)	3	(293)	—	—	—	(293)
Amortization of intangible assets	—	(30)	(36)	—	(66)	—	—	—	(66)
Total costs and expenses	—	(300)	(552)	52	(800)	—	—	—	(800)
Operating income (loss)	—	56	(41)	—	15	—	—	—	15
Interest income (expense), net	(31)	1	(20)	—	(50)	(5)	—	—	(55)
Equity gains (losses) from consolidated subsidiaries	(21)	5	—	16	—	(32)	(37)	69	—
Other income (expense), net	12	(14)	(2)	—	(4)	—	—	—	(4)
Income (loss) before income taxes	(40)	48	(63)	16	(39)	(37)	(37)	69	(44)
Income tax benefit (expense)	8	(4)	7	(3)	8	—	—	—	8
Net income (loss)	(32)	44	(56)	13	(31)	(37)	(37)	69	(36)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$(32)	$44	$(57)	$13	$(32)	$(37)	$(37)	$69	$(37)

Consolidating Statement of Comprehensive Income

For The Three Months Ended December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(37)	$23	$(39)	$17	$(36)	$(42)	$(42)	$79	$(41)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(34)	—	(34)	34	(34)	(34)	(34)	68	(34)
Other comprehensive income (loss), net of tax:	(34)	—	(34)	34	(34)	(34)	(34)	68	(34)
Total comprehensive (loss) income	(71)	23	(73)	51	(70)	(76)	(76)	147	(75)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(71)	$23	$(74)	$51	$(71)	$(76)	$(76)	$147	$(76)

Consolidating Statement of Comprehensive Income

For The Three Months Ended December 31, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(32)	$44	$(56)	$13	$(31)	$(37)	$(37)	$69	$(36)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(8)		(8)	8	(8)	(8)	(8)	16	(8)
Other comprehensive income (loss), net of tax:	(8)	—	(8)	8	(8)	(8)	(8)	16	(8)
Total comprehensive (loss) income	(40)	44	(64)	21	(39)	(45)	(45)	85	(44)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(40)	$44	$(65)	$21	$(40)	$(45)	$(45)	$85	$(45)

Consolidating Statement of Cash Flows

For The Three Months Ended December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(37)	$23	$(39)	$17	$(36)	$(42)	$(42)	$79	$(41)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	41	38	—	79	—	—	—	79
Unrealized gains/losses and remeasurement of foreign denominated loans	(9)	—	23	—	14	—	—	—	14
Deferred income taxes	—	—	—	—	—	—	—	—	—
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Non-cash share-based compensation expense	—	—	—	—	—	—	—	—	—
Equity losses (gains), including distributions	6	2	—	(8)	—	37	42	(79)	—
Changes in operating assets and liabilities:	—	—	—	—	—	—	—	—	—
Accounts receivable	—	38	(105)	—	(67)	—	—	—	(67)
Inventories	—	1	(2)	—	(1)	—	—	—	(1)
Royalty advances	—	2	(9)	—	(7)	—	—	—	(7)
Accounts payable and accrued liabilities	—	(10)	(37)	—	(47)	—	—	—	(47)
Royalty payables	—	(37)	83	—	46	—	—	—	46
Accrued interest	(7)	—	—	—	(7)	(5)	—	—	(12)
Deferred revenue	—	19	20	—	39	—	—	—	39
Other balance sheet changes	(1)	4	36	(9)	30	—	—	—	30
Net cash provided by (used in) operating activities	(46)	83	8	—	45	(10)	—	—	35
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(4)	(1)	—	(5)	—	—	—	(5)
Capital expenditures	—	(18)	(6)	—	(24)	—	—	—	(24)
Investments and acquisitions of businesses, net	—	(6)	(2)	—	(8)	—	—	—	(8)
Advances to issuer	59	—	—	(59)	—	—	—	—	—
Net cash provided by (used in) investing activities	59	(28)	(9)	(59)	(37)	—	—	—	(37)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	100	—	—	—	100	—	—	—	100
Repayment of the Revolving Credit Facility	(100)	—	—	—	(100)	—	—	—	(100)
Repayment of Acquisition Corp. Senior Term Loan Facility	(3)	—	—	—	(3)	—	—	—	(3)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	—	—
Change in due to (from) issuer	—	(59)	—	59	—	—	—	—	—
Net cash provided by (used in) financing activities	(13)	(59)	—	59	(13)	10	—	—	(3)
Effect of exchange rate changes on cash and equivalents	—	—	(7)	—	(7)	—	—	—	(7)
Net increase (decrease) in cash and equivalents	—	(4)	(8)	—	(12)	—	—	—	(12)
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$22	$123	$—	$145	$—	$—	$—	$145

Consolidating Statement of Cash Flows

For The Three Months Ended December 31, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(32)	$44	$(56)	$13	$(31)	$(37)	$(37)	$69	$(36)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	38	40	—	78	—	—	—	78
Unrealized gains/losses and remeasurement of foreign denominated loans	3	(8)	(15)	—	(20)	—	—	—	(20)
Deferred income taxes	—	—	(16)	—	(16)	—	—	—	(16)
Non-cash interest expense	4	—	—	—	4	—	—	—	4
Non-cash share-based compensation expense	—	3	—	—	3	—	—	—	3
Equity losses (gains), including distributions	21	(5)	—	(16)	—	32	37	(69)	—
Changes in operating assets and liabilities:
Accounts receivable	—	2	(58)	—	(56)	—	—	—	(56)
Inventories	—	1	(2)	—	(1)	—	—	—	(1)
Royalty advances	—	2	(37)	—	(35)	—	—	—	(35)
Accounts payable and accrued liabilities	—	(109)	51	(21)	(79)	—	—	—	(79)
Royalty payables	—	(56)	112	—	56	—	—	—	56
Accrued interest	(12)	—	—	—	(12)	(5)	—	—	(17)
Deferred revenue	—	60	—	—	60	—	—	—	60
Other balance sheet changes	—	9	(26)	24	7	—	—	—	7
Net cash provided by (used in) operating activities	(16)	(19)	(7)	—	(42)	(10)	—	—	(52)
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(6)	(4)	—	(10)	—	—	—	(10)
Capital expenditures	—	(9)	(3)	—	(12)	—	—	—	(12)
Investments and acquisitions of businesses, net	—	(1)	(3)	—	(4)	—	—	—	(4)
Advances to issuer	(29)	—	—	29	—	—	—	—	—
Net cash provided by (used in) investing activities	(29)	(16)	(10)	29	(26)	—	—	—	(26)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	155	—	—	—	155	—	—	—	155
Repayment of the Revolving Credit Facility	(100)	—	—	—	(100)	—	—	—	(100)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Change in due to (from) issuer	—	29	—	(29)	—	—	—	—	—
Net cash provided by (used in) financing activities	45	29	(1)	(29)	44	10	—	—	54
Effect of exchange rate changes on cash and equivalents	—	—	(2)	—	(2)	—	—	—	(2)
Net increase (decrease) in cash and equivalents	—	(6)	(20)	—	(26)	—	—	—	(26)
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$10	$119	$—	$129	$—	$—	$—	$129

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014 (the “Quarterly Report”).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

●	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;
●	downward pressure on our pricing and our profit margins and reductions in shelf space;
●	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
●	threats to our business associated with home copying and digital downloading;
●	the significant threat posed to our business and the music industry by organized industrial piracy;
●	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
●	the diversity and quality of our portfolio of songwriters;
●	the diversity and quality of our album releases;
●	the impact of legitimate channels for digital distribution of our creative content;
●

our dependence on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;

●	our involvement in intellectual property litigation;
●	our ability to continue to enforce our intellectual property rights in digital environments;
●

the ability to develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

●	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
●	failure to realize expected cost savings and other synergies and benefits contemplated by the PLG Acquisition;
●	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
●	significant fluctuations in our operations and cash flows from period to period;
●	our inability to compete successfully in the highly competitive markets in which we operate;
●	trends, developments or other events in some foreign countries in which we operate;
●	local economic conditions in the countries in which we operate;
●	our failure to attract and retain our executive officers and other key personnel;
●	the impact of rate regulations on our Recorded Music and Music Publishing businesses;
●	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
●	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
●	unfavorable currency exchange rate fluctuations;
●	our failure to have full control and ability to direct the operations we conduct through joint ventures;
●	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
●	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
●	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
●	the growth of other products that compete for the disposable income of consumers;
●	the impact of, and risks inherent in, acquisitions or business combinations;
●	risks inherent to our outsourcing of IT infrastructure and certain finance and accounting functions;
●	our ability to maintain the security of information relating to our customers, employees and vendors and our music-based content;
●

the fact that we have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost-savings;

●

the impact of our substantial leverage on our ability to raise additional capital to fund our operations, on our ability to react to changes in the economy or our industry and on our ability to meet our obligations under our indebtedness;

●

the ability to generate sufficient cash to service all of our indebtedness, and the risk that we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;

●	the fact that our debt agreements contain restrictions that limit our flexibility in operating our business;
●	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness;
●

the significant amount of cash required to service our indebtedness and the ability to generate cash or refinance indebtedness as it becomes due depends on many factors, some of which are beyond our control;

●	risks of downgrade, suspension or withdrawal of the rating assigned by a rating agency to us could impact our cost of capital;
●

risks relating to Access, which indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;

●	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and part of Europe;
●	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;

●	changes in law and government regulations; and
●	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

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

●

Overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and financial condition and in anticipating future trends.

●

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2014 and December 31, 2013. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2014 and December 31, 2013 as well as a discussion of our financial condition and liquidity as of December 31, 2014. The discussion of our financial condition and liquidity includes a summary of the key debt compliance measures under our debt agreements.

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

We have integrated the sale of digital content into all aspects of our business, including artist and repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

Recorded Music revenues are derived from four main sources:

●	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs, vinyl and DVDs;
●	Digital: the rightsholder receives revenues with respect to digital download services, streaming services and other online and mobile digital music services;
●

Artist services and expanded-rights: the rightsholder receives revenues with respect to artist services businesses and our participation in expanded-rights associated with our artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

●

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

●

Artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions, (ii) signing and developing artists, (iii) creating master recordings in the studio and (iv) creating artwork for album covers and liner notes;

●

Product costs—the costs to manufacture, package and distribute products to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as those principal costs related to our artist services and expanded-rights businesses;

●

Selling and marketing expenses—the costs associated with the promotion and marketing of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

●	General and administrative expenses—the costs associated with general overhead and other administrative costs.

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for each of Pop, Country and Urban in 2014. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library, 615 Music and Frank Gari Productions and Gari Communications, collectively branded as Warner/Chappell Production Music.

Music Publishing revenues are derived from five main sources:

●

Performance: the rightsholder receives revenues if the composition is performed publicly through broadcast of music on television, radio, cable and satellite, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;

●	Mechanical: the rightsholder receives revenues with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, vinyl and DVDs;
●

Synchronization: the rightsholder receives revenues for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise;

●	Digital: the rightsholder receives revenues with respect to digital download services, streaming services and other online and mobile digital music services; and

●	Other: the rightsholder receives revenues for use in printed sheet music.

The principal costs associated with our Music Publishing operations are as follows:

●

Artist and repertoire costs—the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works and (ii) signing and developing songwriters; and

●	General and administrative expenses—the costs associated with general overhead and other administrative costs.

Factors Affecting Results of Operations and Financial Condition

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. Total professional fees and integration costs amounted to approximately $3 million for the three months ended December 31, 2014 and were recorded in the consolidated statements of operation, with $3 million within general and administrative expense. These costs amounted to approximately $20 million for the three months ended December 31, 2013 and were recorded in the consolidated statements of operation, with $3 million within product costs and $17 million within general and administrative expense. All material integration costs are expected to be incurred by the end of fiscal 2015.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $77 million in restructuring costs, currently estimated to be made up of employee-related costs of $69 million, real estate costs of $6 million and other costs of $2 million. Total restructuring costs of $1 million related to real estate costs were incurred during the three months ended December 31, 2014 with respect to these actions. Total restructuring costs of $7 million were incurred during the three months ended December 31, 2013 with respect to these actions, which consisted entirely of employee-related costs. Total restructuring costs of $73 million have been incurred to date under the Restructuring Plan. A significant portion of these charges have resulted in and will continue to result in cash expenditures. Total cash payments of $68 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $77 million in expected restructuring costs do not include other integration and other nonrecurring costs related to the PLG Acquisition noted above that are currently estimated to be $88 million, which do not qualify as restructuring costs. As of December 31, 2014, these actions were substantially complete and are expected to result in cost savings and other synergies of approximately $70 million, primarily within selling, general and administrative expenses. To date, we have realized approximately $62 million in cost savings. We expect to realize the remaining benefits of such synergies over the next 9 months. Although management currently believes the remaining cost savings and other synergies will be realized over this period, there can be no assurance that these cost savings or any other synergies will be achieved in full.

Expanding Business Models to Drive Incremental Revenue

Digital

The global recorded music industry is moving increasingly to digital with access models and downloads enabling additional channels of revenue generation. We intend to continue to extend our global reach by developing and optimizing business models that will enable us to monetize our content across platforms, services and devices. In the United States, for the fiscal year ended September 30, 2014, our Recorded Music digital revenue exceeded our physical revenue. While there are signs of industry stabilization, the industry continues to be impacted as a result of the transition to digital. It is believed within the recorded music industry that digital revenues will re-establish a growth pattern for recorded music but the timing of that recovery cannot be established with accuracy, nor can it be determined how those changes will affect individual markets.

While to date, sales of digital downloads have constituted the majority of our digital revenue, a transition to streaming models is underway. According to industry shipments and revenue data released by the RIAA, streaming revenues rose 28% year-over-year during the first half of calendar year 2014 in the United States, growing streaming’s share of overall industry revenues from 20% to 27%. While streaming revenue growth has offset the decline in download revenue, declines in physical revenue continue to outpace digital revenue’s growth in the recorded music industry. As the digital transition develops, it is reasonable to expect that margins will trend higher given the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in copyright royalties payable to music publishers. As consumer purchasing patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in contribution margin depending on the overall sales mix.
Artist Services and Expanded-Rights Deals

We have also expanded our relationships with recording artists as another means to offset declines in physical revenues in Recorded Music. For example, we have signed recording artists to expanded-rights deals. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during the three months ended December 30, 2014. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights Recorded Music revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to operating income with little cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandise revenue under expanded-rights deals and concert promotion revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Revenue by Type
Physical	$293	$273	$20	7%
Digital	272	256	16	6%
Total Physical and Digital	565	529	36	7%
Artist services and expanded-rights	76	84	(8)	-10%
Licensing	73	78	(5)	-6%
Total Recorded Music	714	691	23	3%
Performance	45	51	(6)	-12%
Mechanical	23	27	(4)	-15%
Synchronization	25	26	(1)	-4%
Digital	24	21	3	14%
Other	2	3	(1)	-33%
Total Music Publishing	119	128	(9)	-7%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$829	$815	$14	2%
Revenue by Geographical Location
U.S. Recorded Music	$241	$230	$11	5%
U.S. Music Publishing	41	41	—	—%
Total U.S.	282	271	11	4%
International Recorded Music	473	461	12	3%
International Music Publishing	78	87	(9)	-10%
Total International	551	548	3	1%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$829	$815	$14	2%

Total Revenue

Total revenue increased by $14 million, or 2%, to $829 million for the three months ended December 31, 2014 from $815 million for the three months ended December 31, 2013. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended December 31, 2014 and 84% and 16% of total revenue for the three months ended December 31, 2013, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 34% and 66% of total revenue for the three months ended December 31, 2014 and 33% and 67% of total revenue for the three months ended December 31, 2013. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $51 million, or 7%.

Total digital revenue after intersegment eliminations increased by $19 million, or 7%, to $295 million for the three months ended December 31, 2014 from $276 million for the three months ended December 31, 2013. Total digital revenue represented 36% and 34% of consolidated revenue for the three months ended December 31, 2014 and December 31, 2013, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2014 was comprised of U.S. revenue of $144 million and international revenue of $152 million, or 49% and 51% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2013 was comprised of U.S. revenue of $134 million and international revenue of $143 million, or 48% and 52% of total digital revenue, respectively.

Recorded Music revenue increased by $23 million, or 3%, to $714 million for the three months ended December 31, 2014 from $691 million for the three months ended December 31, 2013. U.S. Recorded Music revenues were $241 million and $230 million, or 34% and 33% of consolidated Recorded Music revenues for the three months ended December 31, 2014 and December 31, 2013, respectively. International Recorded Music revenues were $473 million and $461 million, or 66% and 67% of consolidated Recorded Music revenues for the three months ended December 31, 2014 and December 31, 2013, respectively.

The overall increase in Recorded Music revenue was mainly driven by a stronger international release schedule, including a release from Pink Floyd and carryover success of Ed Sheeran’s album “X”, which was reflected in our physical and digital results, partially offset by a slight decrease in our artist services and expanded-rights and licensing revenue. Physical revenue increased by $20 million. The increase was driven by strong releases in the current period, including releases from key artists such as Johnny Hallyday and Pink Floyd who traditionally sell predominantly more physical than digital. Digital revenue increased by $16 million, as a result of strong releases including Ed Sheeran and the continued growth in streaming. Streaming services revenue growth of $26 million was partially offset by digital download declines of $7 million. The decrease in artist services and expanded-rights revenue was driven by declines in concert promotion revenue in Europe due to the timing of tours. The comparative prior period included significant tours from Bruno Mars and Laura Pausini. The decrease in licensing revenue was primarily driven by declines in synchronization and broadcast fees. Excluding the unfavorable impact of foreign currency exchange rates, total Recorded Music revenue increased by $55 million, or 8%.

Music Publishing revenues decreased by $9 million, or 7%, to $119 million for the three months ended December 31, 2014 from $128 million for the three months ended December 31, 2013. U.S. Music Publishing revenues were $41 million and $41 million, or 34% and 32%, of Music Publishing revenues for the three months ended December 31, 2014 and December 31, 2013, respectively. International Music Publishing revenues were $78 million and $87 million, or 66% and 68%, of Music Publishing revenues for the three months ended December 31, 2014 and December 31, 2013, respectively.

The Music Publishing segment continued to see an increase in digital revenue, which was offset by decreases in performance revenue, mechanical revenue and synchronization revenue. Digital revenue continued to grow and was up $3 million primarily due to an increase in streaming services revenue. The offsetting decrease in performance revenue was driven by the timing of collection society distributions and the decrease in mechanical revenue was attributable to an ongoing shift towards digital product in the industry. Excluding the unfavorable impact of foreign currency exchange rates, total Music Publishing revenue decreased by $4 million, or 3%.

Revenue by Geographical Location

U.S. revenue increased by $11 million, or 4%, to $282 million for the three months ended December 31, 2014 from $271 million for the three months ended December 31, 2013. U.S. Recorded Music revenue increased by $11 million or 5%. The primary drivers were increases in physical revenue of $8 million and digital revenue of $9 million, partially offset by declines in artist services and expanded-rights revenue of $2 million and licensing revenue of $4 million. The physical increase was driven by strong releases in the current period, from Idina Menzel and Bette Midler, who traditionally sell predominantly more physical than digital. U.S. Recorded Music digital revenue increased $9 million attributable to strong releases and the continued growth in streaming services. U.S. Music Publishing revenue remained flat at $41 million.

International revenue increased by $3 million, or 1%, to $551 million for the three months ended December 31, 2014 from $548 million for the three months ended December 31, 2013. International Recorded Music revenue increased $12 million primarily due to increases in physical revenue of $12 million and digital revenue of $7 million, partially offset by declines in artist services and expanded-rights revenue of $6 million and licensing revenue of $1 million. International Recorded Music physical revenue increased due to the success of key international artists such as Johnny Hallyday and Pink Floyd, who traditionally sell predominantly more physical than digital.  The main driver of the increase in International Recorded Music digital revenue was a $19 million increase in streaming services revenue due to the increasing availability of streaming access models internationally and strong releases from Ed Sheeran and David Guetta. This growth in streaming was partially offset by a $10 million decline in digital download revenue. International Recorded Music artist services and expanded-rights revenue decreased $6 million due to declines in concert promotion revenue in Europe due to the timing of tours. Excluding the unfavorable impact of foreign currency exchange rates, total international revenue increased $40 million, or 8%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$292	$279	$13	5%
Product costs	153	162	(9)	-6%
Total cost of revenues	$445	$441	$4	1%

Total cost of revenues increased by $4 million, or 1%, to $445 million for the three months ended December 31, 2014 from $441 million for the three months ended December 31, 2013. Expressed as a percentage of revenues, cost of revenues remained consistent at 54% for the three months ended December 31, 2014 and December 31, 2013.

Artist and repertoire costs increased by $13 million, or 5%, to $292 million for the three months ended December 31, 2014 from $279 million for the three months ended December 31, 2013 primarily due to higher royalty expense associated with higher revenues. Artist and repertoire costs as a percentage of revenue increased to 35% for the three months ended December 31, 2014 from 34% for the three months ended December 31, 2013.

Product costs decreased by $9 million, or 6%, to $153 million for the three months ended December 31, 2014 from $162 million for the three months ended December 31, 2013. The decrease was primarily driven by a decline in costs associated with a decline in revenue related to distributed independent labels and a decline in artist services and expanded-rights associated with the decline in concert promotion revenue which tends to yield lower margins than our traditional revenue streams. Additionally, the comparative prior period also included $3 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Product costs as a percentage of revenue decreased to 19% for the three months ended December 31, 2014 from 20% for the three months ended December 31, 2013, primarily due to the decline in artist services and expanded-rights and distributed independent label revenue as noted above.

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$152	$161	$(9)	-6%
Selling and marketing expense	126	115	11	10%
Distribution expense	18	17	1	6%
Total selling, general and administrative expense	$296	$293	$3	1%

(1)	Includes depreciation expense of $14 million and $12 million for the three months ended December 31, 2014 and December 31, 2013, respectively.

Total selling, general and administrative expense increased by $3 million, or 1%, to $296 million for the three months ended December 31, 2014 from $293 million for the three months ended December 31, 2013. Expressed as a percentage of revenues, selling, general and administrative expense remained flat at 36% for the three months ended December 31, 2014 and December 31, 2013.

General and administrative expense declined by $9 million, or 6%, to $152 million for the three months ended December 31, 2014 from $161 million for the three months ended December 31, 2013. The decline in general and administrative expense was primarily due to a $4 million decline in restructuring costs and decreased professional fees and other integration costs associated with the PLG Acquisition of $16 million. These decreases were partially offset by higher costs of $6 million associated with moving to our new headquarters, increased depreciation expense of $2 million and increased variable compensation expense of $3 million. General and administrative expense decreased to 18% of revenue for the three months ended December 31, 2014 from 20% of revenue for the three months ended December 31, 2013.

Selling and marketing expense increased by $11 million, or 10%, to $126 million for the three months ended December 31, 2014 from $115 million for the three months ended December 31, 2013. The increase in selling and marketing expense was primarily due to releases with higher proportionate marketing spend in the current period. Expressed as a percentage of revenue, selling and marketing expense increased to 15% for the three months ended December 31, 2014 from 14% for the three months ended December 31, 2013.

Distribution expense increased by $1 million, or 6%, to $18 million for the three months ended December 31, 2014 from $17 million for the three months ended December 31, 2013. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended December 31, 2014 and December 31, 2013.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$102	$93	$9	10%
Depreciation expense	(14)	(12)	(2)	17%
Amortization expense	(65)	(66)	1	-2%
Operating income	23	15	8	53%
Interest expense, net	(46)	(55)	9	-16%
Other expense	(9)	(4)	(5)	125%
Loss before income taxes	(32)	(44)	12	-27%
Income tax (expense) benefit	(9)	8	(17)	—%
Net loss	(41)	(36)	(5)	14%
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—%
Net loss attributable to Warner Music Group Corp.	$(42)	$(37)	$(5)	14%

OIBDA

OIBDA increased by $9 million, or 10%, to $102 million for the three months ended December 31, 2014 as compared to $93 million for the three months ended December 31, 2013 as a result of the flow through of higher revenue as noted above and higher restructuring and integration costs related to the PLG Acquisition in the prior period. Expressed as a percentage of total revenue, OIBDA increased to 12% for the three months ended December 31, 2014 from 11% for the three months ended December 31, 2013.

Depreciation expense

Our depreciation expense increased by $2 million, or 17%, to $14 million for the three months ended December 31, 2014 from $12 million for the three months ended December 31, 2013, primarily as a result of depreciation relating to our new headquarters in New York.

Amortization expense

Our amortization expense decreased by $1 million, or 2%, to $65 million for the three months ended December 31, 2014 from $66 million for the three months ended December 31, 2013.

Operating income

Our operating income increased $8 million, or 53%, to $23 million for the three months ended December 31, 2014 from $15 million for the three months ended December 31, 2013. The increase in operating income was due to the factors that led to the increase in OIBDA noted above.

Interest expense, net

Our interest expense, net, decreased by $9 million, or 16%, to $46 million for the three months ended December 31, 2014 from $55 million for the three months ended December 31, 2013. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014 offsetting additional principal debt outstanding in the current period.

Other expense

Other expense primarily consists of currency exchange movements associated with intercompany receivables and payables that are short term in nature. The increase in expense is primarily due to currency exchange movements.

Income tax (expense) benefit

We incurred income tax expense of $9 million for the three months ended December 31, 2014 compared to $8 million of income tax benefit for the three months ended December 31, 2013.  The increase of $17 million in the income tax expense primarily relates to a lower pretax loss and the impact of the losses in certain jurisdictions for which no tax benefit could be recorded for the three months ended December 31, 2014.

Net loss

Net loss increased by $5 million, or 14%, to $41 million for the three months ended December 31, 2014 from $36 million for the three months ended December 31, 2013 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for the three months ended December 31, 2014 and December 31, 2013.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Recorded Music
Revenue	$714	$691	$23	3%
OIBDA	111	93	18	19%
Operating income	$52	$35	$17	49%
Music Publishing
Revenue	$119	$128	$(9)	-7%
OIBDA	17	19	(2)	-11%
Operating income	$—	$2	$(2)	-100%
Corporate expenses and eliminations
Revenue elimination	$(4)	$(4)	$—	—%
OIBDA	(26)	(19)	(7)	37%
Operating loss	$(29)	$(22)	$(7)	32%
Total
Revenue	$829	$815	$14	2%
OIBDA	102	93	9	10%
Operating income	$23	$15	$8	53%

Recorded Music

Revenues

Recorded Music revenue increased by $23 million, or 3%, to $714 million for the three months ended December 31, 2014 from $691 million for the three months ended December 31, 2013. U.S. Recorded Music revenues were $241 million and $230 million, or 34% and 33% of consolidated Recorded Music revenues for the three months ended December 31, 2014 and December 31, 2013, respectively. International Recorded Music revenues were $473 million and $461 million, or 66% and 67% of consolidated Recorded Music revenues for the three months ended December 31, 2014 and December 31, 2013, respectively.

The overall increase in Recorded Music revenue was mainly driven by a strong release schedule as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$210	$191	$19	10%
Product costs	153	162	(9)	-6%
Total cost of revenues	$363	$353	$10	3%

Recorded Music cost of revenues increased by $10 million, or 3%, to $363 million for the three months ended December 31, 2014 from $353 million for the three months ended December 31, 2013. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The decrease in product costs was primarily driven by a decline in costs associated with a decline in revenue related to distributed independent labels and a decline in artist services and expanded-rights associated with the decline in concert promotion revenue which tends to yield lower margins than our traditional revenue streams. Additionally, the comparative prior period also included $3 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues remained consistent at 51% for the three months ended December 31, 2014 and December 31, 2013.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$107	$121	$(14)	-12%
Selling and marketing expense	125	115	10	9%
Distribution expense	18	17	1	6%
Total selling, general and administrative expense	$250	$253	$(3)	-1%

(1)	Includes depreciation expense of $10 million and $8 million for the three months ended December 31, 2014 and December 31, 2013, respectively.

Recorded Music selling, general and administrative expense decreased by $3 million, or 1%, to $250 million for the three months ended December 31, 2014 from $253 million for the three months ended December 31, 2013. The decrease in Recorded Music selling, general and administrative expense was primarily due to a decline in restructuring costs and decreased professional fees and other integration costs associated with the PLG Acquisition, partially offset by an increase in selling and marketing expense primarily due to releases with higher proportionate marketing spend in the current period. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 35% for the three months ended December 31, 2014 from 37% for the three months ended December 31, 2013 due to a decrease in the restructuring and other integration costs noted above.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$111	$93	$18	19%
Depreciation and amortization	(59)	(58)	(1)	2%
Operating income	$52	$35	$17	49%

Recorded Music OIBDA increased by $18 million, or 19%, to $111 million for the three months ended December 31, 2014 from $93 million for the three months ended December 31, 2013 as a result of the flow through of higher Recorded Music revenue and decreased selling general and administrative expense mainly due to restructuring and other integration costs related to the PLG

Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 16% for the three months ended December 31, 2014 from 14% for the three months ended December 31, 2013.

Recorded Music operating income increased by $17 million, or 49%, to $52 million for the three months ended December 31, 2014 from $35 million for the three months ended December 31, 2013 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $9 million, or 7%, to $119 million for the three months ended December 31, 2014 from $128 million for the three months ended December 31, 2013. U.S. Music Publishing revenues were $41 million and $41 million, or 34% and 32%, of Music Publishing revenues for the three months ended December 31, 2014 and December 31, 2013, respectively. International Music Publishing revenues were $78 million and $87 million, or 66% and 68%, of Music Publishing revenues for the three months ended December 31, 2014 and December 31, 2013, respectively.

The overall decrease in Music Publishing revenue was mainly driven by decreases in performance revenue, mechanical revenue and synchronization revenue offset by an increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
Artist and repertoire costs	$86	$92	$(6)	-7%
Total cost of revenues	$86	$92	$(6)	-7%

Music Publishing cost of revenues decreased by $6 million, or 7%, to $86 million for the three months ended December 31, 2014 from $92 million for the three months ended December 31, 2013, primarily driven by the decrease in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained consistent at 72% for the three months ended December 31, 2014 and December 31, 2013.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
General and administrative expense (1)	$17	$18	$(1)	-6%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$17	$18	$(1)	-6%

(1)	Includes depreciation expense of $1 million and $1 million for the three months ended December 31, 2014 and 2013, respectively.

Music Publishing selling, general and administrative expense decreased by $1 million or 6% to $17 million for the three months ended December 31, 2014 from $18 million for the three months ended December 31, 2013. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained consistent at 14% for the three months ended December 31, 2014 and December 31, 2013.

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	For the Three Months Ended December 31,		2014 vs. 2013
	2014	2013	$ Change	% Change
OIBDA	$17	$19	$(2)	-11%
Depreciation and amortization	(17)	(17)	—	—%
Operating income	$—	$2	$(2)	-100%

Music Publishing OIBDA decreased by $2 million, or 11%, to $17 million for the three months ended December 31, 2014 from $19 million for the three months ended December 31, 2013 as a result of lower Music Publishing revenue noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 14% for the three months ended December 31, 2014 from 15% for the three months ended December 31, 2013.

Music Publishing operating income decreased by $2 million, or 100%, to no operating income for the three months ended December 31, 2014 from $2 million for the three months ended December 31, 2013 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $7 million to $26 million for the three months ended December 31, 2014 from $19 million for the three months ended December 31, 2013. The increase was mainly as a result of costs associated with consolidating our New York office space into our new headquarters of $6 million.

Our operating loss from corporate expenses and eliminations increased by $7 million to $29 million for the three months ended December 31, 2014 from $22 million for the three months ended December 31, 2013 due to the factors noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at December 31, 2014

At December 31, 2014, we had $3.018 billion of debt, $145 million of cash and equivalents (net debt of $2.873 billion, defined as total debt less cash and equivalents) and $295 million of Warner Music Group Corp. equity. This compares to $3.030 billion of debt, $157 million of cash and equivalents (net debt of $2.873 billion) and $371 million of Warner Music Group Corp. equity at September 30, 2014.

The $76 million decrease in Warner Music Group Corp.’s equity during the three months ended December 31, 2014 was due to our $42 million net loss and foreign currency adjustments of $34 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2014 and December 31, 2013 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Three Months Ended December 31,
	2014	2013
Cash provided by (used in):
Operating Activities	$35	$(52)
Investing Activities	(37)	(26)
Financing Activities	(3)	54

Operating Activities

Cash provided by operating activities was $35 million for the three months ended December 31, 2014 as compared with cash used in operating activities of $52 million for the three months ended December 31, 2013. The primary drivers of the $87 million increase in cash provided by operating activities were an increase in comparative OIBDA of $9 million, lower comparative cash interest payments of $12 million due to our lower cost of debt and other changes in working capital associated with the operations of the business.

The improvement in cash from operating activities included a reduction in cash used in royalty advances of $28 million due to the timing of large advance payments and a strong release schedule that generated higher recoupment in the current year quarter, and an improvement in cash used in accounts payable and accrued liabilities of $32 million due to strong working capital management and the timing of variable compensation, partially offset by the final PLG Acquisition cash payment.

Investing Activities

Cash used in investing activities was $37 million for the three months ended December 31, 2014 as compared with cash used in investing activities of $26 million for the three months ended December 31, 2013. The $37 million of cash used in investing activities in the three months ended December 31, 2014 consisted of $8 million of business acquisitions, $5 million to acquire music publishing rights and $24 million of capital expenditures which included $10 million related to our New York office move. The $26 million of cash used in investing activities in the three months ended December 31, 2013 consisted of $4 million of business acquisitions, $10 million to acquire music publishing rights and $12 million of capital expenditures.

Financing Activities

Cash used in financing activities was $3 million for the three months ended December 31, 2014 compared to $54 million of cash provided by financing activities for the three months ended December 31, 2013.

The $3 million of cash used in financing activities for the three months ended December 31, 2014 represented $3 million in amortization payments on the Senior Term Loan Facility.

The $54 million of cash provided by financing activities for the three months ended December 31, 2013 includes $55 million of net cash borrowings on the Revolving Credit Facility partially offset by $1 million distribution to non-controlling interest holders.

The $100 million proceeds from the Revolving Credit Facility during the three months ended December 31, 2014 were an aggregate of all drawdowns during the current period.  Individual amounts were drawn and repaid in full during the current period, with no Revolving Credit Facility balance outstanding at December 31, 2014. Amounts were drawn during the current period to supplement short-term U.S. operating liquidity needs throughout the period. As of December 31, 2014, a significant portion of our operating cash balance resided outside of our U.S. operating companies.

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

Existing Debt as of December 31, 2014

As of December 31, 2014, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,291
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	192
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$3,018

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $10 million at December 31, 2014. There were no loans outstanding under the Revolving Credit Facility at December 31, 2014.

(b)

Principal amount of $1.297 billion less unamortized discount of $6 million at December 31, 2014. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt.

(c)	Face amount of €158 million. Above amount represents the dollar equivalent of such notes at December 31, 2014.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our

Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of December 31, 2014.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility depends upon our ability to meet the leverage ratio test. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses and (7) share-based compensation expense. It also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and our Senior Term Loan Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended December 31, 2014. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended December 30, 2014
Net Loss	$(289)
Income tax benefit	(9)
Interest expense, net	173
Depreciation and amortization	323
Restructuring costs (a)	51
Net hedging and foreign exchange losses (b)	13
Management fees (c)	8
Transaction costs (d)	44
Business optimization expenses (e)	11
Loss on extinguishment of debt (f)	141
Share based compensation expense (g)	6
Other non-cash charges (h)	28
Gain on sale of marketable securities	(2)
Loss on equity method investments	1
Pro forma impact of specified transactions and cost containment initiatives (i)	33
Pro Forma Consolidated EBITDA	$532
Consolidated Funded Indebtedness (j)	$2,806
Leverage Ratio (k)	5.27x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(d)

Reflects costs related to the Company’s participation in the EMI sales process, including the subsequent regulatory review, as well as integration and other nonrecurring costs related to the PLG Acquisition.

(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the refinancing of part of the Company’s outstanding debt on April 9, 2014 (the “2014 Refinancing”).
(g)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)	Reflects non-cash charges not included in other items above, including but not limited to loss on contract terminations.
(i)

Reflects the $9 million impact for the PLG Acquisition and the $3 million impact for the Gold Typhoon Group acquisition, as if the specified transactions had occurred on the first day of the December 31, 2014 measurement period. This amount does not include the actual results related to PLG and Gold Typhoon Group already included in the Consolidated Statements of Operations for the twelve months ended December 31, 2014. Pro forma savings reflected in the table above related to PLG reflect a portion, approximately $8 million, of previously announced targeted savings following the PLG Acquisition of approximately $70 million (less already achieved savings of approximately $62 million) and other expected savings resulting from our cost containment initiatives.

(j)

Reflects the principal balance of external debt at Acquisition Corp. of approximately $2.9 billion, plus the annualized daily Revolving Credit Facility borrowings of $49 million, plus contractual obligations of deferred purchase price of $7 million, plus contingent consideration related to acquisitions of $3 million, plus the implied principal component under capital lease obligation of $18 million, less cash of $145 million.

(k)

Reflects the ratio of Consolidated Funded Indebtedness to Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2014. This is calculated net of cash and equivalents of the Company as of December 31, 2014 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility would have been 5.75x as of the quarter ending December 31, 2014. The maximum leverage ratio permitted will be 5.75x as of the end of each fiscal quarter of fiscal 2015. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase our or Holdings’ outstanding debt securities through open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our, or Holdings’, outstanding debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2014, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2014, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2014.

Foreign Currency Risk

We have transactional exposure to changes in foreign currency exchange rates relative to the U.S. dollar due to the global scope of our operations. We may at times choose to use foreign exchange contracts, primarily to hedge the risk that unremitted or future royalties and license fees owed to our domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on our major currencies, which include the British pound sterling, euro, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. As of December 31, 2014, the Company had outstanding hedge contracts for the sale of $2.6 million of foreign currencies at fixed rates. Subsequent to December 31, 2014, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2014, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $0.258 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $3.024 billion of principal debt outstanding at December 31, 2014, of which $1.297 billion was variable rate debt and $1.727 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At December 31, 2014, 57% of the Company’s debt was at a fixed rate. In addition, at December 31, 2014, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at December 31, 2014, the fair value of the fixed-rate and variable rate debt was approximately $2.890 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $21 million or $18 million, respectively. Due to the LIBOR floor of 1.0%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Class members had until May 31, 2014 to file claims, opt-out or object to the Class Action Settlement. No class members made perfected objections to the settlement.  Plaintiffs filed their motion for final approval of the Settlement Agreement on November 26, 2014.  On January 12, 2015, the Judge granted final approval of the settlement.  The settlement will become effective on February 25, 2015, after a 30-day appeals period. The Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A“Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2014, filed on February 12, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

February 12, 2015

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)