Form 10-Q
period 2015-03-31
Warner Music Group Corp.
filed 2015-05-11
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There is no public market for the Registrant’s common stock. As of May 11, 2015 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2015	2014
	(in millions)
Assets
Current assets:
Cash and equivalents	$218	$157
Accounts receivable, net of allowances of $58 million and $65 million	338	383
Inventories	36	39
Royalty advances expected to be recouped within one year	109	102
Deferred tax assets	46	46
Prepaid and other current assets	52	55
Total current assets	799	782
Royalty advances expected to be recouped after one year	202	190
Property, plant and equipment, net	226	227
Goodwill	1,625	1,661
Intangible assets subject to amortization, net	2,605	2,884
Intangible assets not subject to amortization	118	120
Other assets	91	90
Total assets	$5,666	$5,954
Liabilities and Equity
Current liabilities:
Accounts payable	$181	$215
Accrued royalties	1,050	1,132
Accrued liabilities	223	243
Accrued interest	58	60
Deferred revenue	285	219
Current portion of long-term debt	13	13
Other current liabilities	5	3
Total current liabilities	1,815	1,885
Long-term debt	2,982	3,017
Deferred tax liabilities, net	345	383
Other noncurrent liabilities	248	279
Total liabilities	$5,390	$5,564
Equity:
Common stock ($0.000 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(673)	(649)
Accumulated other comprehensive loss, net	(198)	(108)
Total Warner Music Group Corp. equity	257	371
Noncontrolling interest	19	19
Total equity	276	390
Total liabilities and equity	$5,666	$5,954

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Revenues	$677	$653	$1,506	$1,468
Costs and expenses:
Cost of revenue	(318)	(319)	(763)	(760)
Selling, general and administrative expenses (a)	(252)	(273)	(548)	(566)
Amortization expense	(63)	(66)	(128)	(132)
Total costs and expenses	(633)	(658)	(1,439)	(1,458)
Operating income (loss)	44	(5)	67	10
Interest expense, net	(45)	(54)	(91)	(109)
Other income (expense)	14	(3)	5	(7)
Income (loss) before income taxes	13	(62)	(19)	(106)
Income tax benefit (expense)	6	3	(3)	11
Net income (loss)	19	(59)	(22)	(95)
Less: Income attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Net income (loss) attributable to Warner Music Group Corp.	$18	$(60)	$(24)	$(97)

(a) Includes depreciation expense of:	$(14)	$(13)	$(28)	$(25)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)

Net income (loss)	$19	$(59)	$(22)	$(95)
Other comprehensive loss, net of tax:
Foreign currency adjustment	(56)	2	(90)	(6)
Other comprehensive (loss) income, net of tax	(56)	2	(90)	(6)
Total comprehensive loss	(37)	(57)	(112)	(101)
Less: Income attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Comprehensive loss attributable to Warner Music Group Corp.	$(38)	$(58)	$(114)	$(103)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months	Six Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
	(in millions)
Cash flows from operating activities
Net loss	$(22)	$(95)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156	157
Unrealized gains/losses and remeasurement of foreign denominated loans	10	(38)
Deferred income taxes	(12)	(23)
Non-cash interest expense	6	8
Non-cash share-based compensation expense	(1)	3
Changes in operating assets and liabilities:
Accounts receivable	20	118
Inventories	(1)	(2)
Royalty advances	(33)	(28)
Accounts payable and accrued liabilities	(49)	(121)
Royalty payables	(11)	(9)
Accrued interest	(2)	—
Deferred revenue	79	128
Other balance sheet changes	2	(19)
Net cash provided by operating activities	142	79
Cash flows from investing activities
Acquisition of music publishing rights, net	(9)	(19)
Capital expenditures	(39)	(30)
Investments and acquisitions of businesses, net	(11)	(26)
Net cash used in investing activities	(59)	(75)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	173	230
Repayment of the Revolving Credit Facility	(173)	(230)
Repayment of Acquisition Corp. Senior Term Loan Facility	(6)	(3)
Distribution to noncontrolling interest holder	(2)	(1)
Repayment of capital lease obligations	(1)	(1)
Net cash used in financing activities	(9)	(5)
Effect of exchange rate changes on cash and equivalents	(13)	(5)
Net increase (decrease) in cash and equivalents	61	(6)
Cash and equivalents at beginning of period	157	155
Cash and equivalents at end of period	$218	$149

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except per share amounts)
Balance at September 30, 2014	1,055	$—	$1,128	$(649)	$(108)	$371	$19	$390
Net (loss) income	—	—	—	(24)	—	(24)	2	(22)
Other comprehensive (loss) income, net of tax	—	—	—	—	(90)	(90)	—	(90)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2015	1,055	$—	$1,128	$(673)	$(198)	$257	$19	$276

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, East West, Elektra, Erato, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

Outside the United States, Recorded Music activities are conducted in more than 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, the Company engages in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the records of those artists for whom the Company’s domestic record labels have international rights. In certain smaller markets, the Company licenses the right to distribute the Company’s records to non-affiliated third-party record labels. The Company’s international artist services operations include a network of concert promoters through which it provides resources to coordinate tours for the Company’s artists and other artists as well as management companies that guide artists with respect to their careers.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Beats Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as Pandora, iTunes Radio and iHeart Radio.

The Company has integrated the exploitation of digital content into all aspects of its business, including artist and repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side-by-side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

The Company is also diversifying its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business. The Company has built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more widely in the monetization of the artist brands it helps create.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2015.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2015 and March 31, 2014 relate to the periods ended March 27, 2015 and March 28, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31. The fiscal year ended September 30, 2014 ended on September 26, 2014. For convenience purposes, the Company continues to date its balance sheet as of September 30.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This ASU will require that debt issuance costs are presented as a direct deduction to the related debt in the liability section of the balance sheet, rather than presented as an asset. ASU 2015-03 will be effective for annual periods beginning after December 15, 2015, and interim periods within those years. Earlier adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than presentation.

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

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Loss	Adjustment	Loss, net
	(in millions)
Balance at September 30, 2014	$(98)	$(10)	$(108)
Other comprehensive loss (a)	(90)	—	(90)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at March 31, 2015	$(188)	$(10)	$(198)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $80.8 million

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2014	$1,197	$464	$1,661
Acquisitions	2	—	2
Dispositions	—	—	—
Other adjustments	(38)	—	(38)
Balance at March 31, 2015	$1,161	$464	$1,625

Other adjustments during the six months ended March 31, 2015 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	March 31,	September 30,
	Useful Life	2015	2014
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$978	$1,040
Music publishing copyrights	27 years	1,479	1,550
Artist and songwriter contracts	13 years	917	975
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,381	3,572
Accumulated amortization		(776)	(688)
Total net intangible assets subject to amortization		2,605	2,884
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	118	120
Total net other intangible assets		$2,723	$3,004

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	March 31,	September 30,
	2015	2014
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,288	1,294
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	172	201
6.75% Senior Notes due 2022—Acquisition Corp.	660	660
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	2,995	3,030
Less: current portion	13	13
Total long-term debt	$2,982	$3,017

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million and $11 million at March 31, 2015 and September 30, 2014, respectively. There were no loans outstanding under the Revolving Credit Facility at March 31, 2015 or September 30, 2014.

(b)

Principal amount of $1.294 billion and $1.300 billion less unamortized discount of $6 million and $6 million at March 31, 2015 and September 30, 2014, respectively. Of this amount, $13 million, representing the scheduled amortization of the Senior Term Loan Facility, was included in the current portion of long-term debt at March 31, 2015 and September 30, 2014.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at March 31, 2015 and September 30, 2014.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2019.

Maturities of Senior Notes and Senior Secured Notes

As of March 31, 2015, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.557 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $45 million and $54 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Total interest expense, net was $91 million and $109 million for the six months ended March 31, 2015 and March 31, 2014, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at March 31, 2015, 5.6% at September 30, 2014 and 6.9% at March 31, 2014.

6. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $75 million in restructuring costs, currently estimated to be made up of employee-related costs of $68 million, real estate costs of $5 million and other costs of $2 million. Total restructuring costs of $1 million consisting of employee-related costs were incurred in the three months ended March 31, 2015 with respect to these actions. Total restructuring costs of $17 million were incurred in the three months ended March 31, 2014 with respect to these actions, which consisted of $15 million of employee-related costs, $1 million of real estate costs and $1 million of other costs. Total restructuring costs of $2 million were incurred in the six months ended March 31, 2015 with respect to these actions, which consist of $1 million of employee-related costs and $1 million of real estate costs. Total restructuring costs of $24 million were incurred in the six months ended March 31, 2014 with respect to these actions, which consist of $22 million of employee-related costs, $1 million of real estate costs and $1 million of other costs. Total restructuring costs to date under the Restructuring Plan are $74 million, including total cash payments of $70 million. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee-	Real
	related Costs	Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2014	$12	$1	$—	$13
Restructuring costs	1	1	—	2
Cash payments	(9)	(2)	—	(11)
Balance at March 31, 2015	$4	$—	$—	$4

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statements of operations resulting from the Restructuring Plan is shown below:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(in millions)
Selling, general and administrative expenses	$1	$17	$2	$24
Total restructuring expense	$1	$17	$2	$24

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Class members had until May 31, 2014 to file claims, opt-out or object to the Class Action Settlement. No class members made perfected objections to the settlement.  Plaintiffs filed their motion for final approval of the Settlement Agreement on November 26, 2014.  On January 12, 2015, the Judge granted final approval of the settlement.  The settlement became effective on February 25, 2015, after a 30-day appeals period. The Company is currently implementing the terms of the settlement. The Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
March 31, 2015
Revenues	$564	$117	$(4)	$677
OIBDA	91	51	(21)	121
Depreciation of property, plant and equipment	(9)	(2)	(3)	(14)
Amortization of intangible assets	(47)	(16)	—	(63)
Operating income (loss)	35	33	(24)	44
March 31, 2014
Revenues	$535	$122	$(4)	$653
OIBDA	39	55	(20)	74
Depreciation of property, plant and equipment	(9)	(1)	(3)	(13)
Amortization of intangible assets	(49)	(17)	—	(66)
Operating income (loss)	(19)	37	(23)	(5)

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Six Months Ended	(in millions)
March 31, 2015
Revenues	$1,278	$236	$(8)	$1,506
OIBDA	202	68	(47)	223
Depreciation of property, plant and equipment	(19)	(3)	(6)	(28)
Amortization of intangible assets	(96)	(32)	—	(128)
Operating income (loss)	87	33	(53)	67
March 31, 2014
Revenues	$1,226	$250	$(8)	$1,468
OIBDA	132	74	(39)	167
Depreciation of property, plant and equipment	(17)	(2)	(6)	(25)
Amortization of intangible assets	(99)	(33)	—	(132)
Operating income (loss)	16	39	(45)	10

9. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $31 million and $33 million during the three months ended March 31, 2015 and March 31, 2014, respectively. The Company made interest payments of approximately $87 million and $101 million during the six months ended March 31, 2015 and March 31, 2014, respectively. The Company paid approximately $7 million and $5 million of income and withholding taxes, net of refunds, during the three months ended March 31, 2015 and March 31, 2014, respectively. The Company paid approximately $6 million and $8 million of income and withholding taxes, net of refunds, during the six months ended March 31, 2015 and March 31, 2014, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2015 and September 30, 2014.

	Fair Value Measurements as of March 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	—	—
Total	$—	$—	$(1)	$(1)

	Fair Value Measurements as of September 30, 2014
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(2)	(2)
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
Total	$—	$—	$(3)	$(3)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2014	$(3)
Additions	—
Reductions	—
Payments	2
Balance at March 31, 2015	$(1)

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

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2015, the fair value of the Company’s debt was $2.958 billion. Based on the level of interest rates prevailing at September 30, 2014, the fair value of the Company’s debt was $3.026 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

The Company has revised its presentation for the prior period Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-Q on May 8, 2014. The Company uses the guidance under ASC Subtopic 605-45, Principal Agent Considerations, to determine when to measure revenue on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The revised Consolidating Statement of Operations presentation reflects adjustments to certain revenue and expense balances to properly reflect the impact of one of the Guarantor entities acting as the principal in our digital arrangements. We have also revised the presentation of our Consolidating Balance Sheet to reflect the adjusted investment and equity balances as a result of the changes noted above in the Consolidating Statement of Operations. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

Consolidating Balance Sheet (Unaudited)

March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$72	$146	$—	$218	$—	$—	$—	$218
Accounts receivable, net	—	154	184	—	338	—	—	—	338
Inventories	—	12	24	—	36	—	—	—	36
Royalty advances expected to be recouped within one year	—	68	41	—	109	—	—	—	109
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	8	39	—	52	—	—	—	52
Total current assets	5	335	459	—	799	—	—	—	799
Due (to) from parent companies	926	(293)	(633)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,335	1,265	—	(3,600)	—	412	257	(669)	—
Royalty advances expected to be recouped after one year	—	126	76	—	202	—	—	—	202
Property, plant and equipment, net	—	149	77	—	226	—	—	—	226
Goodwill	—	1,379	246	—	1,625	—	—	—	1,625
Intangible assets subject to amortization, net	—	1,323	1,282	—	2,605	—	—	—	2,605
Intangible assets not subject to amortization	—	71	47	—	118	—	—	—	118
Other assets	42	31	13	—	86	5	—	—	91
Total assets	$3,308	$4,386	$1,567	$(3,600)	$5,661	$417	$257	$(669)	$5,666
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$87	$94	$—	$181	$—	$—	$—	$181
Accrued royalties	—	477	573	—	1,050	—	—	—	1,050
Accrued liabilities	—	79	144	—	223	—	—	—	223
Accrued interest	48	—	—	—	48	10	—	—	58
Deferred revenue	—	228	57	—	285	—	—	—	285
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	—	5	—	5	—	—	—	5
Total current liabilities	61	871	873	—	1,805	10	—	—	1,815
Long-term debt	2,832	—	—	—	2,832	150	—	—	2,982
Deferred tax liabilities, net	—	128	217	—	345	—	—	—	345
Other noncurrent liabilities	3	122	123	—	248	—	—	—	248
Total liabilities	2,896	1,121	1,213	—	5,230	160	—	—	5,390
Total Warner Music Group Corp. equity (deficit)	412	3,264	336	(3,600)	412	257	257	(669)	257
Noncontrolling interest	—	1	18	—	19	—	—	—	19
Total equity (deficit)	412	3,265	354	(3,600)	431	257	257	(669)	276
Total liabilities and equity (deficit)	$3,308	$4,386	$1,567	$(3,600)	$5,661	$417	$257	$(669)	$5,666

Consolidating Balance Sheet

September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$26	$131	$—	$157	$—	$—	$—	$157
Accounts receivable, net	—	174	209	—	383	—	—	—	383
Inventories	—	13	26	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	62	40	—	102	—	—	—	102
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	10	40	—	55	—	—	—	55
Total current assets	5	306	471	—	782	—	—	—	782
Due (to) from parent companies	924	(242)	(682)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,531	1,142	—	(3,673)	—	525	371	(896)	—
Royalty advances expected to be recouped after one year	—	115	75	—	190	—	—	—	190
Property, plant and equipment, net	—	143	84	—	227	—	—	—	227
Goodwill	—	1,379	282	—	1,661	—	—	—	1,661
Intangible assets subject to amortization, net	—	1,372	1,512	—	2,884	—	—	—	2,884
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	46	10	28	—	84	6	—	—	90
Total assets	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954
Liabilities and Deficit:
Current liabilities:
Accounts payable	$38	$91	$86	$—	$215	$—	$—	$—	$215
Accrued royalties	—	531	601	—	1,132	—	—	—	1,132
Accrued liabilities	—	64	179	—	243	—	—	—	243
Accrued interest	50	—	—	—	50	10	—	—	60
Deferred revenue	—	167	52	—	219	—	—	—	219
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	1	2	—	3	—	—	—	3
Total current liabilities	101	854	920	—	1,875	10	—	—	1,885
Long-term debt	2,867	—	—	—	2,867	150	—	—	3,017
Deferred tax liabilities, net	—	128	255	—	383	—	—	—	383
Other noncurrent liabilities	13	124	142	—	279	—	—	—	279
Total liabilities	2,981	1,106	1,317	—	5,404	160	—	—	5,564
Total Warner Music Group Corp. equity (deficit)	525	3,192	481	(3,673)	525	371	371	(896)	371
Noncontrolling interest	—	2	17	—	19	—	—	—	19
Total equity (deficit)	525	3,194	498	(3,673)	544	371	371	(896)	390
Total liabilities and equity (deficit)	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$415	$297	$(35)	$677	$—	$—	$—	$677
Costs and expenses:
Cost of revenue	—	(203)	(145)	30	(318)	—	—	—	(318)
Selling, general and administrative expenses	—	(129)	(128)	5	(252)	—	—	—	(252)
Amortization of intangible assets	—	(30)	(33)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(362)	(306)	35	(633)	—	—	—	(633)
Operating (loss) income	—	53	(9)	—	44	—	—	—	44
Interest income (expense), net	(19)	2	(22)	—	(39)	(6)	—	—	(45)
Equity gains (losses) from consolidated subsidiaries	41	(9)	—	(31)	1	24	18	(42)	1
Other income (expense), net	(4)	—	17	—	13	—	—	—	13
Income (loss) before income taxes	18	46	(14)	(31)	19	18	18	(42)	13
Income tax benefit (expense)	6	3	—	(3)	6	—	—	—	6
Net income (loss)	24	49	(14)	(34)	25	18	18	(42)	19
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$24	$49	$(15)	$(34)	$24	$18	$18	$(42)	$18

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$351	$332	$(30)	$653	$—	$—	$—	$653
Costs and expenses:
Cost of revenue	$—	$(136)	$(208)	$25	$(319)	$—	$—	$—	$(319)
Selling, general and administrative expenses	—	(121)	(157)	5	(273)	—	—	—	(273)
Amortization of intangible assets	—	(30)	(36)	—	(66)	—	—	—	(66)
Total costs and expenses	—	(287)	(401)	30	(658)	—	—	—	(658)
Operating income (loss)	—	64	(69)	—	(5)	—	—	—	(5)
Interest income (expense), net	(28)	3	(23)	—	(48)	(6)	—	—	(54)
Equity gains (losses) from consolidated subsidiaries	(32)	(19)	—	51	—	(54)	(60)	114	—
Other income (expense), net	3	(5)	(1)	—	(3)	—	—	—	(3)
Income (loss) before income taxes	(57)	43	(93)	51	(56)	(60)	(60)	114	(62)
Income tax benefit (expense)	3	(4)	3	1	3	—	—	—	3
Net income (loss)	(54)	39	(90)	52	(53)	(60)	(60)	114	(59)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$(54)	$39	$(91)	$52	$(54)	$(60)	$(60)	$114	$(60)

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$776	$810	$(80)	$1,506	$—	$—	$—	$1,506
Costs and expenses:
Cost of revenue	—	(370)	(463)	70	(763)	—	—	—	(763)
Selling, general and administrative expenses	1	(262)	(297)	10	(548)	—	—	—	(548)
Amortization of intangible assets	—	(60)	(68)	—	(128)	—	—	—	(128)
Total costs and expenses	1	(692)	(828)	80	(1,439)	—	—	—	(1,439)
Operating (loss) income	1	84	(18)	—	67	—	—	—	67
Interest income (expense), net	(40)	4	(44)	—	(80)	(11)	—	—	(91)
Equity gains (losses) from consolidated subsidiaries	35	(11)	—	(23)	1	(13)	(24)	37	1
Other income (expense), net	(6)	—	10	—	4	—	—	—	4
Income (loss) before income taxes	(10)	77	(52)	(23)	(8)	(24)	(24)	37	(19)
Income tax benefit (expense)	(3)	(5)	(1)	6	(3)	—	—	—	(3)
Net income (loss)	(13)	72	(53)	(17)	(11)	(24)	(24)	37	(22)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$(13)	$72	$(55)	$(17)	$(13)	$(24)	$(24)	$37	$(24)

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$707	$843	$(82)	$1,468	$—	$—	$—	$1,468
Costs and expenses:
Cost of revenue	$—	$(291)	$(543)	$74	$(760)	$—	$—	$—	$(760)
Selling, general and administrative expenses	—	(236)	(338)	8	(566)	—	—	—	(566)
Amortization of intangible assets	—	(60)	(72)	—	(132)	—	—	—	(132)
Total costs and expenses	—	(587)	(953)	82	(1,458)	—	—	—	(1,458)
Operating income (loss)	—	120	(110)	—	10	—	—	—	10
Interest income (expense), net	(59)	4	(43)	—	(98)	(11)	—	—	(109)
Equity gains (losses) from consolidated subsidiaries	(53)	(14)	—	67	—	(86)	(97)	183	—
Other income (expense), net	15	(19)	(3)	—	(7)	—	—	—	(7)
Income (loss) before income taxes	(97)	91	(156)	67	(95)	(97)	(97)	183	(106)
Income tax benefit (expense)	11	(8)	10	(2)	11	—	—	—	11
Net income (loss)	(86)	83	(146)	65	(84)	(97)	(97)	183	(95)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$(86)	$83	$(148)	$65	$(86)	$(97)	$(97)	$183	$(97)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$24	$49	$(14)	$(34)	$25	$18	$18	$(42)	$19
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(56)	—	(56)	56	(56)	(56)	(56)	112	(56)
Other comprehensive income (loss), net of tax:	(56)	—	(56)	56	(56)	(56)	(56)	112	(56)
Total comprehensive (loss) income	(32)	49	(70)	22	(31)	(38)	(38)	70	(37)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(32)	$49	$(71)	$22	$(32)	$(38)	$(38)	$70	$(38)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(54)	$39	$(90)	$52	$(53)	$(60)	$(60)	$114	$(59)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	2	—	2	(2)	2	2	2	(4)	2
Other comprehensive income (loss), net of tax:	2	—	2	(2)	2	2	2	(4)	2
Total comprehensive (loss) income	(52)	39	(88)	50	(51)	(58)	(58)	110	(57)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(52)	$39	$(89)	$50	$(52)	$(58)	$(58)	$110	$(58)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(13)	$72	$(53)	$(17)	$(11)	$(24)	$(24)	$37	$(22)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(90)	—	(90)	90	(90)	(90)	(90)	180	(90)
Other comprehensive income (loss), net of tax:	(90)	—	(90)	90	(90)	(90)	(90)	180	(90)
Total comprehensive (loss) income	(103)	72	(143)	73	(101)	(114)	(114)	217	(112)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(103)	$72	$(145)	$73	$(103)	$(114)	$(114)	$217	$(114)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(86)	$83	$(146)	$65	$(84)	$(97)	$(97)	$183	$(95)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Other comprehensive income (loss), net of tax:	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Total comprehensive (loss) income	(92)	83	(152)	71	(90)	(103)	(103)	195	(101)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(92)	$83	$(154)	$71	$(92)	$(103)	$(103)	$195	$(103)

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(13)	$72	$(53)	$(17)	$(11)	$(24)	$(24)	$37	$(22)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	80	76	—	156	—	—	—	156
Unrealized gains/losses and remeasurement of foreign denominated loans	(29)	—	39	—	10	—	—	—	10
Deferred income taxes	—	—	(12)	—	(12)	—	—	—	(12)
Non-cash interest expense	5	—	—	—	5	1	—	—	6
Non-cash share-based compensation expense	—	(1)	—	—	(1)	—	—	—	(1)
Equity losses (gains), including distributions	(35)	11	—	23	(1)	13	24	(37)	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	20	—	—	20	—	—	—	20
Inventories	—	1	(2)	—	(1)	—	—	—	(1)
Royalty advances	—	(17)	(16)	—	(33)	—	—	—	(33)
Accounts payable and accrued liabilities	—	4	(47)	(6)	(49)	—	—	—	(49)
Royalty payables	—	(54)	43	—	(11)	—	—	—	(11)
Accrued interest	(2)	—	—	—	(2)	—	—	—	(2)
Deferred revenue	—	66	13	—	79	—	—	—	79
Other balance sheet changes	—	(3)	6	—	3	—	—	—	3
Net cash provided by (used in) operating activities	(74)	179	47	—	152	(10)	—	—	142
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(7)	(2)	—	(9)	—	—	—	(9)
Capital expenditures	—	(29)	(10)	—	(39)	—	—	—	(39)
Investments and acquisitions of businesses, net	—	(7)	(4)	—	(11)	—	—	—	(11)
Advances to issuer	90	—	—	(90)	—	—	—	—	—
Net cash provided by (used in) investing activities	90	(43)	(16)	(90)	(59)	—	—	—	(59)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	173	—	—	—	173	—	—	—	173
Repayment of the Revolving Credit Facility	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. Senior Term Loan Facility	(6)	—	—	—	(6)	—	—	—	(6)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Repayment of capital lease obligations	—	—	(1)	—	(1)	—	—	—	(1)
Change in due to (from) issuer	—	(90)	—	90	—	—	—	—	—
Net cash provided by (used in) financing activities	(16)	(90)	(3)	90	(19)	10	—	—	(9)
Effect of exchange rate changes on cash and equivalents	—	—	(13)	—	(13)	—	—	—	(13)
Net increase (decrease) in cash and equivalents	—	46	15	—	61	—	—	—	61
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$72	$146	$—	$218	$—	$—	$—	$218

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(86)	$83	$(146)	$65	$(84)	$(97)	$(97)	$183	$(95)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	77	80	—	157	—	—	—	157
Unrealized gains/losses and remeasurement of foreign denominated loans	3	(22)	(19)	—	(38)	—	—	—	(38)
Deferred income taxes	—	—	(23)	—	(23)	—	—	—	(23)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Non-cash share-based compensation expense	—	3	—	—	3	—	—	—	3
Equity losses (gains), including distributions	53	14	—	(67)	—	86	97	(183)	—
Changes in operating assets and liabilities:
Accounts receivable	—	41	77	—	118	—	—	—	118
Inventories	—	1	(3)	—	(2)	—	—	—	(2)
Royalty advances	—	(3)	(25)	—	(28)	—	—	—	(28)
Accounts payable and accrued liabilities	—	(191)	62	8	(121)	—	—	—	(121)
Royalty payables	—	(38)	29	—	(9)	—	—	—	(9)
Accrued interest	—	—	—	—	—	—	—	—	—
Deferred revenue	—	115	13	—	128	—	—	—	128
Other balance sheet changes	—	12	(25)	(6)	(19)	—	—	—	(19)
Net cash provided by (used in) operating activities	(23)	92	20	—	89	(10)	—	—	79
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(13)	(6)	—	(19)	—	—	—	(19)
Capital expenditures	—	(22)	(8)	—	(30)	—	—	—	(30)
Investments and acquisitions of businesses, net	—	(10)	(16)	—	(26)	—	—	—	(26)
Advances to issuer	36	—	—	(36)	—	—	—	—	—
Net cash provided by (used in) investing activities	36	(45)	(30)	(36)	(75)	—	—	—	(75)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	230	—	—	—	230	—	—	—	230
Repayment of the Revolving Credit Facility	(230)	—	—	—	(230)	—	—	—	(230)
Repayment of Term Loan	(3)	—	—	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(1)	—	(1)	—	—	—	(1)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Change in due to (from) issuer	—	(36)	—	36	—	—	—	—	—
Net cash provided by (used in) financing activities	(13)	(36)	(2)	36	(15)	10	—	—	(5)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase (decrease) in cash and equivalents	—	11	(17)	—	(6)	—	—	—	(6)
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$27	$122	$—	$149	$—	$—	$—	$149

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (the “Quarterly Report”).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

●	the continued decline in the global recorded music industry and the rate of overall decline in the music industry as music consumption shifts from physical to digital;
●	downward pressure on our pricing and our profit margins and reductions in shelf space;
●	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
●	threats to our business associated with home copying and digital downloading;
●	the significant threat posed to our business and the music industry by organized industrial piracy;
●	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
●	the diversity and quality of our portfolio of songwriters;
●	the diversity and quality of our album releases;
●	the impact of legitimate channels for digital distribution of our creative content;
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

●	our reliance on one company as the primary supplier for the manufacturing, packaging and physical distribution of our products in the United States and Canada and parts of Europe;
●	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
●	changes in law and government regulations; and

●	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

There may be other factors not presently known to us or which we currently consider to be immaterial that could cause our actual results to differ materially from those projected in any forward-looking statements we make. You should read carefully the “Risk Factors” section of this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

●

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2015 and March 31, 2014. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2015 and March 31, 2014 as well as a discussion of our financial condition and liquidity as of March 31, 2015. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (which we refer to as “OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles, as well as in the licensing of recordings to and from third parties for various uses, including film and television soundtracks. We also conduct our Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, East West, Elektra, Erato, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

Outside the United States, our Recorded Music activities are conducted in more than 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the records of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute our records to non-affiliated third-party record labels. Our international artist services operations include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists as well as management companies that guide artists with respect to their careers.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Beats Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as Pandora, iTunes Radio and iHeart Radio.

We have integrated the exploitation of digital content into all aspects of our business, including artist and repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We are also diversifying our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business. We have built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create.

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
●

Artist services and expanded-rights: the rightsholder receives revenues with respect to artist services businesses and our participation in expanded-rights associated with our artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

●

Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and videogames; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio, cable and satellite, and in public spaces such as shops, workplaces, restaurants, bars and clubs.

The principal costs associated with our Recorded Music operations are as follows:

●

Artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions; (ii) signing and developing artists; (iii) creating master recordings in the studio; and (iv) creating artwork for album covers and liner notes;

●

Product costs—the costs to manufacture, package and distribute products to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as the costs related to our artist services and expanded-rights businesses;

●

Selling and marketing expenses—the costs associated with the promotion and marketing of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

●	General and administrative expenses—the costs associated with general overhead and other administrative expenses.

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

Factors Affecting Results of Operations and Financial Condition

EMI and PLG Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of EMI’s recorded music and music publishing businesses, including the subsequent review of the transactions by the U.S. Federal Trade Commission, the European Commission and other regulatory bodies, and the subsequent sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. Total professional fees and integration costs amounted to approximately $3 million for the six months ended March 31, 2015 and were recorded in the consolidated statements of operations, with $3 million within general and administrative expense. These costs amounted to approximately $36 million for the six months ended March 31, 2014 and were recorded in the consolidated statements of operations, with $4 million within product costs and $32 million within general and administrative expense. All material integration costs are expected to be incurred by the end of fiscal 2015.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $75 million in restructuring costs, currently estimated to be made up of employee-related costs of $68 million, real estate costs of $5 million and other costs of $2 million. Total restructuring costs of $2 million was incurred during the six months ended March 31, 2015 with respect to these actions, which consisted of $1 million of employee-related costs and $1 million of real estate costs. Total restructuring costs of $24 million were incurred during the six months ended March 31, 2014 with respect to these actions, which consisted of $22 million of employee-related costs, $1 million of real estate costs and $1 million of other costs. Total restructuring costs of $74 million have been incurred to date under the Restructuring Plan. A significant portion of these charges have resulted in and will continue to result in cash expenditures. Total cash payments of $70 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $75 million in expected restructuring costs do not include other integration and other nonrecurring costs related to the PLG Acquisition noted above that are currently estimated to be $85 million, which do not qualify as restructuring costs. As of March 31, 2015, these actions were completed and resulted in cost savings and other synergies of approximately $70 million.

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

While to date sales of digital downloads have constituted the majority of our digital revenue, streaming models are becoming more prevalent. According to industry shipments and revenue data released by the RIAA, streaming revenues rose 29% year-over-year in calendar year 2014 in the United States, growing streaming’s share of overall industry revenues from 21% to 27%. While streaming revenue growth has offset the decline in download revenue, declines in physical revenue continue to outpace digital revenue’s growth in the recorded music industry. As the digital transition develops, it is reasonable to expect that margins may trend higher given the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in copyright royalties payable to music publishers. As consumer purchasing patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in contribution margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

We have also expanded our relationships with recording artists as another means to offset declines in physical revenues and download revenues in Recorded Music. For example, we have signed recording artists to expanded-rights deals. Under these expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as live performances, merchandising and sponsorships. Artist services and expanded-rights revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue during the six months ended March 31, 2015. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, revenue from passive touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from our management business and revenue from sponsorship and touring under expanded-rights deals are all high margin, while merchandising revenue under expanded-rights deals and revenue from our concert promotion businesses tend to be lower margin than our traditional revenue streams from Recorded Music and Music Publishing.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Revenue by Type
Physical	$157	$145	$12	8%
Digital	274	273	1	0%
Total Physical and Digital	431	418	13	3%
Artist services and expanded-rights	55	62	(7)	-11%
Licensing	78	55	23	42%
Total Recorded Music	564	535	29	5%
Performance	44	47	(3)	-6%
Mechanical	20	22	(2)	-9%
Synchronization	27	27	—	—%
Digital	24	23	1	4%
Other	2	3	(1)	-33%
Total Music Publishing	117	122	(5)	-4%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$677	$653	$24	4%
Revenue by Geographical Location
U.S. Recorded Music	$236	$219	$17	8%
U.S. Music Publishing	52	52	—	—%
Total U.S.	288	271	17	6%
International Recorded Music	328	316	12	4%
International Music Publishing	65	70	(5)	-7%
Total International	393	386	7	2%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$677	$653	$24	4%

Total Revenue

Total revenue increased by $24 million, or 4%, to $677 million for the three months ended March 31, 2015 from $653 million for the three months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $77 million, or 13%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended March 31, 2015 and 81% and 19% of total revenue for the three months ended March 31, 2014, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenue for the three months ended March 31, 2015 and 41% and 59% of total revenue for the three months ended March 31, 2014, respectively.

Total digital revenue after intersegment eliminations increased by $2 million, or 1%, to $297 million for the three months ended March 31, 2015 from $295 million for the three months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $28 million, or 10%. Total digital revenue represented 44% and 45% of consolidated revenue for the three months ended March 31, 2015 and March 31, 2014, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2015 was comprised of U.S. revenue of $157 million and international revenue of $141 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2014 was comprised of U.S. revenue of $152 million and international revenue of $144 million, or 51% and 49% of total digital revenue, respectively.

Recorded Music revenue increased by $29 million, or 5%, to $564 million for the three months ended March 31, 2015 from $535 million for the three months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $72 million, or 15%. U.S. Recorded Music revenues were $236 million and $219 million, or 42% and 41% of consolidated Recorded Music revenues for the three months ended March 31, 2015 and March 31, 2014, respectively. International Recorded Music revenues were $328 million and $316 million, or 58% and 59% of consolidated Recorded Music revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

The overall increase in Recorded Music revenue was mainly driven by a stronger release schedule, including the release from Kid Rock, the reissuance of Led Zeppelin’s “Physical Graffiti” and the carryover success of Ed Sheeran’s album “X”, which impacted our physical and digital results. Licensing revenue also grew as a result of increased synchronization activity in the quarter as well as the inclusion of PLG repertoire in broadcast fee income for the first time since the PLG acquisition in certain territories. The physical revenue increase of $12 million was driven by physically-centric releases such as the releases from Kid Rock and Led Zeppelin, as well as local releases in physically-centric territories such as France. Digital revenue increased by $1 million, or $17 million excluding the unfavorable impact of foreign currency exchange rates, as a result of the carry over success of previous releases from artists such as Ed Sheeran, Michael Bublé, Led Zeppelin and David Guetta, and the continued growth in streaming. Revenue from streaming services grew by $25 million and was partially offset by digital download declines of $22 million. These increases were partially offset by a slight decrease in artist services and expanded-rights revenue which was driven by the timing of tours in the concert promotion business.

Music Publishing revenues decreased by $5 million, or 4%, to $117 million for the three months ended March 31, 2015 from $122 million for the three months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $5 million, or 5%. U.S. Music Publishing revenues were $52 million, or 44% and 43%, of Music Publishing revenues for the three months ended March 31, 2015 and March 31, 2014, respectively. International Music Publishing revenues were $65 million and $70 million, or 56% and 57%, of Music Publishing revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

Music Publishing digital revenue continued to increase which was offset by decreases in performance revenue and mechanical revenue. Digital revenue was up $1 million primarily due to an increase in streaming services revenue. The offsetting decreases in performance revenue and mechanical revenue were attributable to an ongoing shift towards digital product in the industry.

Revenue by Geographical Location

U.S. revenue increased by $17 million, or 6%, to $288 million for the three months ended March 31, 2015 from $271 million for the three months ended March 31, 2014. U.S. Recorded Music revenue increased by $17 million, or 8%. U.S. Recorded Music Revenue increased in all categories, specifically, increases in physical revenue of $4 million, digital revenue of $5 million, artist services and expanded-rights revenue of $2 million, and licensing revenue of $6 million. The physical increase was driven by strong physically-centric releases in the current period from Kid Rock and Led Zeppelin. U.S. Recorded Music digital revenue increased due to the continued growth in streaming services and U.S. Recorded Music licensing revenue increased due to strong synchronization activity in the quarter. U.S. Music Publishing revenue remained flat at $52 million.

International revenue increased by $7 million, or 2%, to $393 million for the three months ended March 31, 2015 from $386 million for the three months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $60 million, or 18%. International Recorded Music revenue increased $12 million primarily due to increases in physical revenue of $8 million and licensing revenue of $17 million, partially offset by declines in artist services and expanded-rights revenue of $9 million and digital revenue of $4 million. International Recorded Music physical revenue increased due to a strong regional release schedule. The main driver of the increase in International Recorded Music licensing revenue was the inclusion of PLG repertoire in broadcast fee income for the first time since the PLG Acquisition in certain territories, including certain one-time distributions of historical amounts. International Recorded Music artist services and expanded-rights revenue decreased due to declines in concert promotion revenue in Europe of $2 million as a result of the timing of tours and unfavorable foreign currency exchange rates of $7 million. The overall decrease in International Recorded Music digital revenue was driven by the impact of foreign currency exchange of $16 million. The $12 million decline in digital download revenue was partially offset by an increase in streaming services revenue of $10 million due to the increasing availability of streaming access models internationally. The decrease in International Music Publishing revenue of $5 million was due to the unfavorable impact of foreign currency exchange rates.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$203	$204	$(1)	-0%
Product costs	115	115	—	—%
Total cost of revenues	$318	$319	$(1)	-0%

Total cost of revenues decreased by $1 million to $318 million for the three months ended March 31, 2015 from $319 million for the three months ended March 31, 2014. Expressed as a percentage of revenues, cost of revenues decreased to 47% for the three months ended March 31, 2015 from 49% for the three months ended March 31, 2014.

Artist and repertoire costs decreased by $1 million, to $203 million for the three months ended March 31, 2015 from $204 million for the three months ended March 31, 2014. Artist and repertoire costs as a percentage of revenue decreased to 30% for the three months ended December 31, 2014 from 31% for the three months ended March 31, 2014, primarily due to changes in revenue mix.

Product costs remained flat at $115 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Product costs as a percentage of revenue decreased to 17% for the three months ended March 31, 2015 from 18% for the three months ended March 31, 2014, primarily due to the decline in artist services and expanded-rights revenue, which is typically a lower margin revenue stream.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$143	$159	$(16)	-10%
Selling and marketing expense	97	101	(4)	-4%
Distribution expense	12	13	(1)	-8%
Total selling, general and administrative expense	$252	$273	$(21)	-8%

(1)	Includes depreciation expense of $14 million and $13 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Total selling, general and administrative expense decreased by $21 million, or 8%, to $252 million for the three months ended March 31, 2015 from $273 million for the three months ended March 31, 2014. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 37% for the three months ended March 31, 2015 from 42% for the three months ended March 31, 2014.

General and administrative expense declined by $16 million, or 10%, to $143 million for the three months ended March 31, 2015 from $159 million for the three months ended March 31, 2014. The decline in general and administrative expense was primarily due to a decline in restructuring costs of $13 million, a portion of which relates to PLG, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $11 million, and a $5 million decline in rent expense associated with moving to our new headquarters. These decreases were partially offset by higher variable compensation expense of $14 million, due to non-recurring performance driven reductions in bonus expense in the prior year. General and administrative expense decreased to 21% of revenue for the three months ended March 31, 2015 from 24% of revenue for the three months ended March 31, 2014.

Selling and marketing expense decreased by $4 million, or 4%, to $97 million for the three months ended March 31, 2015 from $101 million for the three months ended March 31, 2014. The decrease in selling and marketing expense was primarily due to decreased headcount after the full integration of PLG and ongoing cost containment initiatives. Expressed as a percentage of revenue, selling and marketing expense decreased to 14% for the three months ended March 31, 2015 from 16% for the three months ended March 31, 2014.

Distribution expense decreased by $1 million, or 8%, to $12 million for the three months ended March 31, 2015 from $13 million for the three months ended March 31, 2014. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended March 31, 2015 and March 31, 2014.

Reconciliation of Consolidated OIBDA to Operating Income and Net Income (Loss) Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$121	$74	$47	64%
Depreciation expense	(14)	(13)	(1)	8%
Amortization expense	(63)	(66)	3	-5%
Operating income (loss)	44	(5)	49	—%
Interest expense, net	(45)	(54)	9	-17%
Other income (expense), net	14	(3)	17	—%
Income (loss) before income taxes	13	(62)	75	-121%
Income tax benefit	6	3	3	100%
Net income (loss)	19	(59)	78	-132%
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—%
Net income (loss) attributable to Warner Music Group Corp.	$18	$(60)	$78	-130%

OIBDA

OIBDA increased by $47 million, or 64%, to $121 million for the three months ended March 31, 2015 as compared to $74 million for the three months ended March 31, 2014 as a result of the flow through of higher revenue as noted above and lower restructuring and integration costs related to the PLG Acquisition in the prior period. Expressed as a percentage of total revenue, OIBDA increased to 18% for the three months ended March 31, 2015 from 11% for the three months ended March 31, 2014.

Depreciation expense

Our depreciation expense increased by $1 million, or 8%, to $14 million for the three months ended March 31, 2015 from $13 million for the three months ended March 31, 2014, primarily as a result of depreciation relating to our new headquarters.

Amortization expense

Our amortization expense decreased by $3 million, or 5%, to $63 million for the three months ended March 31, 2015 from $66 million for the three months ended March 31, 2014.

Operating income

Our operating income increased $49 million to $44 million for the three months ended March 31, 2015 from an operating loss of $5 million for the three months ended March 31, 2014. The increase in operating income was due to the factors that led to the increase in OIBDA noted above.

Interest expense, net

Our interest expense, net, decreased by $9 million, or 17%, to $45 million for the three months ended March 31, 2015 from $54 million for the three months ended March 31, 2014. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014 partially offset by additional principal amount of debt outstanding in the current period.

Other income (expense)

Our other income (expense), net primarily consists of currency exchange movements associated with our Euro denominated debt and intercompany receivables and payables that are short term in nature. The increase in expense is primarily due to currency exchange gains on our Euro denominated debt of $20 million, partially offset by losses on our intercompany loans of $8 million.

Income tax benefit

We recognized income tax benefit of $6 million for the three months ended March 31, 2015 compared to $3 million of income tax benefit for the three months ended March 31, 2014.

Net income (loss)

Net income increased by $78 million, or 132%, to $19 million for the three months ended March 31, 2015 from a net loss of $59 million for the three months ended March 31, 2014 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for the three months ended March 31, 2015 and March 31, 2014.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Recorded Music
Revenue	$564	$535	$29	5%
OIBDA	91	39	52	133%
Operating income (loss)	$35	$(19)	$54	—%
Music Publishing
Revenue	$117	$122	$(5)	-4%
OIBDA	51	55	(4)	-7%
Operating income	$33	$37	$(4)	-11%
Corporate expenses and eliminations
Revenue elimination	$(4)	$(4)	$—	—%
OIBDA	(21)	(20)	(1)	5%
Operating loss	$(24)	$(23)	$(1)	4%
Total
Revenue	$677	$653	$24	4%
OIBDA	121	74	47	64%
Operating income (loss)	$44	$(5)	$49	—%

Recorded Music

Revenues

Recorded Music revenue increased by $29 million, or 5%, to $564 million for the three months ended March 31, 2015 from $535 million for the three months ended March 31, 2014. U.S. Recorded Music revenues were $236 million and $219 million, or 42% and 41% of consolidated Recorded Music revenues for the three months ended March 31, 2015 and March 31, 2014, respectively. International Recorded Music revenues were $328 million and $316 million, or 58% and 59% of consolidated Recorded Music revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

The overall increase in Recorded Music revenue was mainly driven by a strong release schedule as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$158	$160	$(2)	-1%
Product costs	115	115	—	—%
Total cost of revenues	$273	$275	$(2)	-1%

Recorded Music cost of revenues decreased by $2 million, or 1%, to $273 million for the three months ended March 31, 2015 from $275 million for the three months ended March 31, 2014. The decrease in artist and repertoire costs was primarily due to changes in revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 48% for the three months ended March 31, 2015 from 51% for the three months ended March 31, 2014.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$102	$118	$(16)	-14%
Selling and marketing expense	95	99	(4)	-4%
Distribution expense	12	13	(1)	-8%
Total selling, general and administrative expense	$209	$230	$(21)	-9%

(1)	Includes depreciation expense of $9 million and $9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Recorded Music selling, general and administrative expense decreased by $21 million, or 9%, to $209 million for the three months ended March 31, 2015 from $230 million for the three months ended March 31, 2014. The decrease in Recorded Music selling, general and administrative expense was primarily due to a decline in restructuring costs of $15 million and decreased professional fees and other integration costs primarily associated with the PLG Acquisition, partially offset by an increase in variable compensation due to non-recurring performance driven reductions in bonus expense in the prior year. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 37% for the three months ended March 31, 2015 from 43% for the three months ended March 31, 2014 due to a decrease in the restructuring and other integration costs noted above.

OIBDA and Operating income (loss)

Recorded Music operating income (loss) included the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$91	$39	$52	133%
Depreciation and amortization	(56)	(58)	2	-3%
Operating income (loss)	$35	$(19)	$54	—%

Recorded Music OIBDA increased by $52 million, or 133%, to $91 million for the three months ended March 31, 2015 from $39 million for the three months ended March 31, 2014 as a result of the flow through of higher Recorded Music revenue and decreased restructuring and other integration costs related to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 16% for the three months ended March 31, 2015 from 7% for the three months ended March 31, 2014.

Recorded Music operating income increased by $54 million to $35 million for the three months ended March 31, 2015 from an operating loss of $19 million for the three months ended March 31, 2014 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $5 million, or 4%, to $117 million for the three months ended March 31, 2015 from $122 million for the three months ended March 31, 2014. U.S. Music Publishing revenues were $52 million, or 44% and 43%, of Music Publishing revenues for the three months ended March 31, 2015 and March 31, 2014, respectively. International Music Publishing revenues were $65 million and $70 million, or 56% and 57%, of Music Publishing revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates which resulted in decreases in performance revenue and mechanical revenue offset by an increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$49	$48	$1	2%
Total cost of revenues	$49	$48	$1	2%

Music Publishing cost of revenues increased by $1 million, or 2%, to $49 million for the three months ended March 31, 2015 from $48 million for the three months ended March 31, 2014 due to the timing of A&R investments to sign and develop songwriters. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 42% for the three months ended March 31, 2015 from 39% for the three months ended March 31, 2014.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$18	$20	$(2)	-10%
Selling and marketing expense	1	—	1	100%
Total selling, general and administrative expense	$19	$20	$(1)	-5%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.

Music Publishing selling, general and administrative expense decreased by $1 million, or 5%, to $19 million for the three months ended March 31, 2015 from $20 million for the three months ended March 31, 2014. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 16% for the three months ended March 31, 2015 from 16% for the three months ended March 31, 2014.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Three Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$51	$55	$(4)	-7%
Depreciation and amortization	(18)	(18)	—	—%
Operating income	$33	$37	$(4)	-11%

Music Publishing OIBDA decreased by $4 million, or 7%, to $51 million for the three months ended March 31, 2015 from $55 million for the three months ended March 31, 2014 as a result of lower Music Publishing revenue noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 44% for the three months ended March 31, 2015 from 45% for the three months ended March 31, 2014.

Music Publishing operating income decreased by $4 million, or 11%, to $33 million for the three months ended March 31, 2015 from $37 million for the three months ended March 31, 2014 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $1 million to $21 million for the three months ended March 31, 2015 from $20 million for the three months ended March 31, 2014 due to an increase in variable compensation due to non-recurring performance driven reductions in bonus expense in the prior year.

Our operating loss from corporate expenses and eliminations increased by $1 million to $24 million for the three months ended March 31, 2015 from $23 million for the three months ended March 31, 2014 due to the factors that led to the increase in OIBDA loss noted above.

Six Months Ended March 31, 2015 Compared with Six Months Ended March 31, 2014

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Revenue by Type
Physical	$450	$418	$32	8%
Digital	546	529	17	3%
Total Physical and Digital	996	947	49	5%
Artist services and expanded-rights	131	146	(15)	-10%
Licensing	151	133	18	14%
Total Recorded Music	1,278	1,226	52	4%
Performance	89	98	(9)	-9%
Mechanical	43	49	(6)	-12%
Synchronization	52	53	(1)	-2%
Digital	48	44	4	9%
Other	4	6	(2)	-33%
Total Music Publishing	236	250	(14)	-6%
Intersegment eliminations	(8)	(8)	—	—%
Total Revenue	$1,506	$1,468	$38	3%
Revenue by Geographical Location
U.S. Recorded Music	$477	$449	$28	6%
U.S. Music Publishing	93	93	—	—%
Total U.S.	570	542	28	5%
International Recorded Music	801	777	24	3%
International Music Publishing	143	157	(14)	-9%
Total International	944	934	10	1%
Intersegment eliminations	(8)	(8)	—	—%
Total Revenue	$1,506	$1,468	$38	3%

Total Revenue

Total revenue increased by $38 million, or 3%, to $1,506 million for the six months ended March 31, 2015 from $1,468 million for the six months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $127 million, or 9%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for the six months ended March 31, 2015 and 83% and 17% of total revenue for the six months ended March 31, 2014, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 38% and 62% of total revenue for the six months ended March 31, 2015 and 37% and 63% of total revenue for the six months ended March 31, 2014.

Total digital revenue after intersegment eliminations increased by $21 million, or 4%, to $592 million for the six months ended March 31, 2015 from $571 million for the six months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $47 million, or 9%. Total digital revenue represented 39% of consolidated revenue for both the six months ended March 31, 2015 and 2014. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2015 was comprised of U.S. revenue of $301 million and international revenue of $293 million, or 51% and 49% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2014 was comprised of U.S. revenue of $286 million and international revenue of $287 million, or 50% and 50% of total digital revenue, respectively.

Recorded Music revenue increased by $52 million, or 4%, to $1,278 million for the six months ended March 31, 2015 from $1,226 million for the six months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $126 million, or 11%. U.S. Recorded Music revenues were $477 million and $449 million, or 37% of consolidated Recorded Music revenues for both the six months ended March 31, 2015 and March 31, 2014. International Recorded Music revenues were $801 million and $777 million, or 63% of consolidated Recorded Music revenues for both the six months ended March 31, 2015 and March 31, 2014.

The overall increase in Recorded Music revenue was mainly driven by a stronger release schedule, including releases from Pink Floyd, Led Zeppelin, and David Guetta, as well as the carryover success of Ed Sheeran’s album “X” and Michael Bublé’s “Christmas”, which were reflected in our physical and digital results. Licensing revenue increased by $18 million as a result of increased synchronization activity in the year as well as the inclusion of PLG repertoire in broadcast fee income for the first time since the PLG Acquisition in certain territories.  The physical revenue increase of $32 million was driven by physically-centric releases from key artists such as Pink Floyd, Led Zeppelin and Johnny Hallyday, as well as local releases in physically-centric territories such as France. Digital revenue increased by $17 million, or $41 million excluding the unfavorable impact of foreign currency exchange rates, as a result of strong releases from Ed Sheeran and David Guetta and the continued growth in streaming. Revenue from streaming services grew by $51 million and was partially offset by digital download declines of $29 million. These increases were partially offset by a decrease in artist services and expanded-rights revenue, driven by declines in concert promotion revenue in Europe due to the timing of tours. The comparative prior period included significant tours from Bruno Mars and Laura Pausini.

Music Publishing revenues decreased by $14 million, or 6%, to $236 million for the six months ended March 31, 2015 from $250 million for the six months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $1 million. U.S. Music Publishing revenues were $93 million, or 39% and 37%, of Music Publishing revenues for the six months ended March 31, 2015 and March 31, 2014, respectively. International Music Publishing revenues were $143 million and $157 million, or 61% and 63%, of Music Publishing revenues for the six months ended March 31, 2015 and March 31, 2014, respectively.

Music Publishing digital revenue increased $4 million partially offset by decreases in performance revenue of $9 million and mechanical revenue of $6 million. Digital revenue increased primarily due to an increase in streaming services revenue. The offsetting decrease in performance revenue and mechanical revenue is attributable to an ongoing shift towards digital products in the industry.

Revenue by Geographical Location

U.S. revenue increased by $28 million, or 5%, to $570 million for the six months ended March 31, 2015 from $542 million for the six months ended March 31, 2014. U.S. Recorded Music revenue increased by $28 million or 6%. The primary drivers were increases in physical revenue of $12 million, digital revenue of $14 million, and licensing revenue of $2 million. Artist services and expanded-rights revenue remained flat at $31 million. The physical increase was driven by strong releases in the current period, from Kid Rock, Led Zeppelin, Idina Menzel and Slipknot. U.S. Recorded Music digital revenue increased due to strong releases and the continued growth in streaming services. U.S. Music Publishing revenue remained flat at $93 million.

International revenue increased by $10 million, or 1%, to $944 million for the six months ended March 31, 2015 from $934 million for the six months ended March 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $99 million, or 12%. International Recorded Music revenue increased $24 million primarily due to increases in physical revenue of $20 million, digital revenue of $3 million, and licensing revenue of $16 million, partially offset by declines in artist services and expanded-rights revenue of $15 million. International Recorded Music physical revenue increased due to the success of key physically-centric international artists such as Johnny Hallyday and Pink Floyd. The main driver of the increase in International Recorded Music digital revenue was a $29 million increase in streaming services revenue due to the increasing availability of streaming access models internationally and strong releases from Ed Sheeran and David Guetta. This growth in streaming was partially offset by a $22 million decline in digital download revenue. The main driver of the increase in International Recorded Music licensing revenue was the inclusion of PLG repertoire in broadcast fee income and the timing of collection society distributions. International Recorded Music artist services and expanded-rights revenue decreased $3 million due to declines in concert promotion revenue in Europe due to the timing of tours and decreased $12 million due to the unfavorable impact of foreign currency exchange rates. The decrease in International Music Publishing revenue of $14 million was due to the unfavorable impact of foreign currency exchange rates.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$495	$483	$12	3%
Product costs	268	277	(9)	-3%
Total cost of revenues	$763	$760	$3	0%

Total cost of revenues increased by $3 million to $763 million for the six months ended March 31, 2015 from $760 million for the six months ended March 31, 2014. Expressed as a percentage of revenues, cost of revenues decreased to 51% for the six months ended March 31, 2015 from 52% for the six months ended March 31, 2014.

Artist and repertoire costs increased by $12 million, or 3%, to $495 million for the six months ended March 31, 2015 from $483 million for the six months ended March 31, 2014 primarily due to higher royalty expense associated with higher revenues. Artist and repertoire costs as a percentage of revenue remained flat at 33% for the six months ended March 31, 2015 and the six months ended March 31, 2014.

Product costs decreased by $9 million, or 3%, to $268 million for the six months ended March 31, 2015 from $277 million for the six months ended March 31, 2014. The decrease was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to yield lower margins than our traditional revenue streams. Additionally, the comparative prior period also included $4 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Product costs as a percentage of revenue decreased to 18% for the six months ended March 31, 2015 from 19% for the six months ended March 31, 2014.

Selling, general and administrative expense

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$295	$320	$(25)	-8%
Selling and marketing expense	223	216	7	3%
Distribution expense	30	30	—	—%
Total selling, general and administrative expense	$548	$566	$(18)	-3%

(1)	Includes depreciation expense of $28 million and $25 million for the six months ended March 31, 2015 and March 31, 2014, respectively.

Total selling, general and administrative expense decreased by $18 million, or 3%, to $548 million for the six months ended March 31, 2015 from $566 million for the six months ended March 31, 2014. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 36% for the six months ended March 31, 2015 from 39% for the six months ended March 31, 2014.

General and administrative expense declined by $25 million, or 8%, to $295 million for the six months ended March 31, 2015 from $320 million for the six months ended March 31, 2014. The decline in general and administrative expense was primarily due to a decline in restructuring costs of $18 million and decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $18 million. These decreases were partially offset by increased variable compensation expense of $10 million, due to non-recurring performance driven reductions in bonus expense in the prior year. General and administrative expense decreased to 20% of revenue for the six months ended March 31, 2015 from 22% of revenue for the six months ended March 31, 2014.

Selling and marketing expense increased by $7 million, or 3%, to $223 million for the six months ended March 31, 2015 from $216 million for the six months ended March 31, 2014. The increase in selling and marketing expense was primarily due to the increase in revenue. Expressed as a percentage of revenue, selling and marketing expense remained flat at 15% for the six months ended March 31, 2015 and the six months ended March 31, 2014.

Distribution expense remained flat at $30 million for the six months ended March 31, 2015 and the six months ended March 31, 2014. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the six months ended March 31, 2015 and March 31, 2014.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$223	$167	$56	34%
Depreciation expense	(28)	(25)	(3)	12%
Amortization expense	(128)	(132)	4	-3%
Operating income	67	10	57	—%
Interest expense, net	(91)	(109)	18	-17%
Other income (expense), net	5	(7)	12	—%
Loss before income taxes	(19)	(106)	87	-82%
Income tax (expense) benefit	(3)	11	(14)	-127%
Net loss	(22)	(95)	73	-77%
Less: Income attributable to noncontrolling interest	(2)	(2)	—	—%
Net loss attributable to Warner Music Group Corp.	$(24)	$(97)	$73	-75%

OIBDA

OIBDA increased by $56 million, or 34%, to $223 million for the six months ended March 31, 2015 as compared to $167 million for the six months ended March 31, 2014 as a result of the flow through of higher revenue as noted above and lower restructuring and integration costs related to the PLG Acquisition. Expressed as a percentage of total revenue, OIBDA increased to 15% for the six months ended March 31, 2015 from 11% for the six months ended March 31, 2014.

Depreciation expense

Our depreciation expense increased by $3 million, or 12%, to $28 million for the six months ended March 31, 2015 from $25 million for the six months ended March 31, 2014, primarily as a result of depreciation relating to our new headquarters.

Amortization expense

Our amortization expense decreased by $4 million, or 3%, to $128 million for the six months ended March 31, 2015 from $132 million for the six months ended March 31, 2014.

Operating income

Our operating income increased $57 million to $67 million for the six months ended March 31, 2015 from $10 million for the six months ended March 31, 2014. The increase in operating income was due to the factors that led to the increase in OIBDA noted above.

Interest expense, net

Our interest expense, net, decreased by $18 million, or 17%, to $91 million for the six months ended March 31, 2015 from $109 million for the six months ended March 31, 2014. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014 partially offset by additional principal amount of debt outstanding in the current period.

Other expense

Other expense primarily consists of currency exchange movements associated with our Euro denominated debt and intercompany receivables and payables that are short term in nature. The increase in expense is primarily due to currency exchange gains on our Euro denominated debt of $29 million, offset by losses on our intercompany loans of $27 million.

Income tax (expense) benefit

Our income tax expense increased $14 million to $3 million for the six months ended March 31, 2015 compared to $11 million of income tax benefit for the six months ended March 31, 2014.  The increase of $14 million in the income tax expense primarily relates to a lower pretax loss and the impact of the losses in certain jurisdictions for which no tax benefit could be recorded for the six months ended March 31, 2015.

Net loss

Net loss decreased by $73 million, or 77%, to $22 million for the six months ended March 31, 2015 from $95 million for the six months ended March 31, 2014 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $2 million for both the six months ended March 31, 2015 and March 31, 2014.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Recorded Music
Revenue	$1,278	$1,226	$52	4%
OIBDA	202	132	70	53%
Operating income	$87	$16	$71	—%
Music Publishing
Revenue	$236	$250	$(14)	-6%
OIBDA	68	74	(6)	-8%
Operating income	$33	$39	$(6)	-15%
Corporate expenses and eliminations
Revenue elimination	$(8)	$(8)	$—	—%
OIBDA	(47)	(39)	(8)	21%
Operating loss	$(53)	$(45)	$(8)	18%
Total
Revenue	$1,506	$1,468	$38	3%
OIBDA	223	167	56	34%
Operating income	$67	$10	$57	—%

Recorded Music

Revenues

Recorded Music revenue increased by $52 million, or 4%, to $1,278 million for the six months ended March 31, 2015 from $1,226 million for the six months ended March 31, 2014. U.S. Recorded Music revenues were $477 million and $449 million, or 37% and 37% of consolidated Recorded Music revenues for the six months ended March 31, 2015 and March 31, 2014, respectively. International Recorded Music revenues were $801 million and $777 million, or 63% and 63% of consolidated Recorded Music revenues for the six months ended March 31, 2015 and March 31, 2014, respectively.

The overall increase in Recorded Music revenue was mainly driven by a strong release schedule as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$368	$351	$17	5%
Product costs	268	277	(9)	-3%
Total cost of revenues	$636	$628	$8	1%

Recorded Music cost of revenues increased by $8 million, or 1%, to $636 million for the six months ended March 31, 2015 from $628 million for the six months ended March 31, 2014. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The decrease in product costs was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to yield lower margins than our traditional revenue streams. Additionally, the comparative prior period also included $4 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 50% for the six months ended March 31, 2015 from 51% for the six months ended March 31, 2014.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$209	$239	$(30)	-13%
Selling and marketing expense	220	214	6	3%
Distribution expense	30	30	—	—%
Total selling, general and administrative expense	$459	$483	$(24)	-5%

(2)	Includes depreciation expense of $19 million and $17 million for the six months ended March 31, 2015 and March 31, 2014, respectively.

Recorded Music selling, general and administrative expense decreased by $24 million, or 5%, to $459 million for the six months ended March 31, 2015 from $483 million for the six months ended March 31, 2014. The decrease in Recorded Music selling, general and administrative expense was primarily due to a decline in restructuring costs of $18 million and decreased professional fees and other integration costs primarily associated with the PLG Acquisition, partially offset by an increase in selling and marketing expense primarily due to higher revenue in the current period. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 36% for the six months ended March 31, 2015 from 39% for the six months ended March 31, 2014.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$202	$132	$70	53%
Depreciation and amortization	(115)	(116)	1	-1%
Operating income	$87	$16	$71	—%

Recorded Music OIBDA increased by $70 million, or 53%, to $202 million for the six months ended March 31, 2015 from $132 million for the six months ended March 31, 2014 as a result of the flow through of higher Recorded Music revenue and decreased restructuring and other integration costs related to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 16% for the six months ended March 31, 2015 from 11% for the six months ended March 31, 2014.

Recorded Music operating income increased by $71 million to $87 million for the six months ended March 31, 2015 from $16 million for the six months ended March 31, 2014 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $14 million, or 6%, to $236 million for the six months ended March 31, 2015 from $250 million for the six months ended March 31, 2014. U.S. Music Publishing revenues were $93 million, or 39% and 37%, of Music Publishing revenues for the six months ended March 31, 2015 and March 31, 2014, respectively. International Music Publishing revenues were $143 million and $157 million, or 61% and 63%, of Music Publishing revenues for the six months ended March 31, 2015 and March 31, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates which resulted in decreases in performance revenue and mechanical revenue offset by an increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$135	$140	$(5)	-4%
Total cost of revenues	$135	$140	$(5)	-4%

Music Publishing cost of revenues decreased by $5 million, or 4%, to $135 million for the six months ended March 31, 2015 from $140 million for the six months ended March 31, 2014, primarily driven by the decrease in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 57% for the six months ended March 31, 2015 from 56% for the six months ended March 31, 2014.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$35	$38	$(3)	-8%
Selling and marketing expense	1	—	1	100%
Total selling, general and administrative expense	$36	$38	$(2)	-5%

(1)	Includes depreciation expense of $3 million and $2 million for the six months ended March 31, 2015 and 2014, respectively.

Music Publishing selling, general and administrative expense decreased by $2 million, or 5%, to $36 million for the six months ended March 31, 2015 from $38 million for the six months ended March 31, 2014. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 15% for the six months ended March 31, 2015 from 15% and the six months ended March 31, 2014.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Six Months Ended March 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$68	$74	$(6)	-8%
Depreciation and amortization	(35)	(35)	—	—%
Operating income	$33	$39	$(6)	-15%

Music Publishing OIBDA decreased by $6 million, or 8%, to $68 million for the six months ended March 31, 2015 from $74 million for the six months ended March 31, 2014 as a result of lower Music Publishing revenue noted above and $4 million due to the unfavorable impact of foreign currency exchange rates. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 29% for the six months ended March 31, 2015 from 30% for the six months ended March 31, 2014.

Music Publishing operating income decreased by $6 million, or 15%, to $33 million for the six months ended March 31, 2015 from $39 million for the six months ended March 31, 2014 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $8 million, or 21%, to $47 million for the six months ended March 31, 2015 from $39 million for the six months ended March 31, 2014. The increase was mainly as a result of costs associated with consolidating our New York office space into our new headquarters of $6 million.

Our operating loss from corporate expenses and eliminations increased by $8 million, or 18%, to $53 million for the six months ended March 31, 2015 from $45 million for the six months ended March 31, 2014 due to the factors noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at March 31, 2015

At March 31, 2015, we had $2.995 billion of debt, $218 million of cash and equivalents (net debt of $2.777 billion, defined as total long-term debt, including the current portion, less cash and equivalents) and $257 million of Warner Music Group Corp. equity. This compares to $3.030 billion of debt, $157 million of cash and equivalents (net debt of $2.873 billion) and $371 million of Warner Music Group Corp. equity at September 30, 2014.

The $114 million decrease in Warner Music Group Corp.’s equity during the six months ended March 31, 2015 was due to our $24 million net loss and foreign currency adjustments of $90 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2015 and March 31, 2014 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Six Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating Activities	$142	$79
Investing Activities	(59)	(75)
Financing Activities	(9)	(5)

Operating Activities

Cash provided by operating activities was $142 million for the six months ended March 31, 2015 as compared with cash provided by operating activities of $79 million for the six months ended March 31, 2014. The primary drivers of the $63 million increase in cash provided by operating activities were an increase in comparative OIBDA of $56 million, lower comparative cash interest payments of $14 million due to our lower cost of debt and other changes in working capital associated with the operations of the business.

The improvement in cash from operating activities included an improvement in cash used in accounts payable and accrued liabilities of $72 million due to strong working capital management and lower comparative variable compensation cash payments, partially offset by the final PLG Acquisition cash payment. Offsetting the improvement were declines in deferred revenue and accounts receivable as a source of cash due to the timing of contractual advances on large digital service deals and the timing of international broadcasting fee income distributions.

Investing Activities

Cash used in investing activities was $59 million for the six months ended March 31, 2015 as compared with cash used in investing activities of $75 million for the six months ended March 31, 2014. The $59 million of cash used in investing activities in the six months ended March 31, 2015 consisted of $11 million of business acquisitions, $9 million to acquire music publishing rights and $39 million of capital expenditures which included $10 million related to our New York office move. The $75 million of cash used in investing activities in the six months ended March 31, 2014 consisted of $26 million of business acquisitions, $19 million to acquire music publishing rights and $30 million of capital expenditures.

Financing Activities

Cash used in financing activities was $9 million for the six months ended March 31, 2015 compared to $5 million of cash used in financing activities for the six months ended March 31, 2014.

The $9 million of cash used in financing activities for the six months ended March 31, 2015 represented $6 million in amortization payments on the Senior Term Loan Facility, $1 million repayment on our capital lease obligation and a $2 million distribution to our non-controlling interest holders.

The $5 million of cash used in financing activities for the six months ended March 31, 2014 includes $3 million amortization payment on the Senior Term Loan Facility, $1 million repayment on our capital lease obligation and a $1 million distribution to our non-controlling interest holders.

The $173 million proceeds from the Revolving Credit Facility during the six months ended March 31, 2015 were an aggregate of all drawdowns during the current period.  Individual amounts were drawn and repaid in full during the current period, with no Revolving Credit Facility balance outstanding at March 31, 2015. Amounts were drawn during the current period to supplement short-term U.S. operating liquidity needs throughout the period. As of March 31, 2015, a significant portion of our operating cash balance resided outside of our U.S. operating companies.

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

Existing Debt as of March 31, 2015

As of March 31, 2015, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,288
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	172
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$2,995

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at March 31, 2015. There were no loans outstanding under the Revolving Credit Facility at March 31, 2015.

(b)

Principal amount of $1.294 billion less unamortized discount of $6 million at March 31, 2015. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt at March 31, 2015.

(c)	Face amount of €158 million. Above amount represents the dollar equivalent of such notes at March 31, 2015.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our

Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of March 31, 2015.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses and (7) share-based compensation expense. It also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and our Senior Term Loan Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended March 31, 2015. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended March 31, 2015
Net Loss	$(213)
Income tax benefit	(11)
Interest expense, net	164
Depreciation and amortization	320
Restructuring costs (a)	38
Net hedging and foreign exchange gains (b)	(4)
Management fees (c)	9
Transaction costs (d)	27
Business optimization expenses (e)	13
Loss on extinguishment of debt (f)	141
Share based compensation expense (g)	4
Other non-cash charges (h)	24
Gain on sale of marketable securities	(2)
Loss on equity method investments	—
Pro forma impact of specified transactions and cost containment initiatives (i)	29
Pro Forma Consolidated EBITDA	$539
Consolidated Funded Indebtedness (j)	$2,763
Leverage Ratio (k)	5.13

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(d)	Reflects integration and other nonrecurring costs related to the PLG Acquisition.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects loss incurred on the early extinguishment of our debt incurred as part of the refinancing of part of the Company’s outstanding debt on April 9, 2014 (the “2014 Refinancing”).
(g)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)	Reflects non-cash charges not included in other items above, including but not limited to loss on lease terminations.
(i)

Reflects the $1 million impact for the Gold Typhoon Group acquisition, as if the specified transactions had occurred on the first day of the March 31, 2015 measurement period. This amount does not include the actual results related to Gold Typhoon Group already included in the Consolidated Statements of Operations for the twelve months ended March 31, 2015. Pro forma savings reflected in the table above relate to other expected savings resulting from our cost containment initiatives.

(j)

Reflects the principal balance of external debt at Acquisition Corp. of approximately $2.85 billion, plus the annualized daily Revolving Credit Facility borrowings of $38 million, plus contractual obligations of deferred purchase price of $4 million, plus contingent consideration related to acquisitions of $2 million, plus the implied principal component under capital lease obligation of $18 million, less cash of $150 million.

(k)

Reflects the ratio of Consolidated Funded Indebtedness to Pro Forma Consolidated EBITDA as of the twelve months ended March 31, 2015. This is calculated net of cash and equivalents of the Company as of March 31, 2015 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility would have been 5.75x as of the quarter ending March 31, 2015. The maximum leverage ratio permitted will be 5.75x as of the end of each fiscal quarter of fiscal 2015. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

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

As discussed in Note 14 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2014, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2015, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2014.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt which can offset declines in the Euro.

Interest Rate Risk

We had $3.001 billion of principal debt outstanding at March 31, 2015, of which $1.294 billion was variable rate debt and $1.707 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At March 31, 2015, 57% of the Company’s debt was at a fixed rate. In addition, at March 31, 2015, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at March 31, 2015, the fair value of the fixed rate and variable rate debt was approximately $2.958 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed rate debt by approximately $18 million or $17 million, respectively. Due to the LIBOR floor of 1.0%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

On December 31, 2013, Plaintiffs filed a Motion for Preliminary Approval of Class Action Settlement. On January 23, 2014, the Court granted preliminary approval of the settlement. As part of the settlement, the Company will make available $11.5 million (less attorneys’ fees, costs, and costs of claims administration and class notice) to compensate class members for past sales of downloads and ringtones. Class members had until May 31, 2014 to file claims, opt-out or object to the Class Action Settlement. No class members made perfected objections to the settlement.  Plaintiffs filed their motion for final approval of the Settlement Agreement on November 26, 2014.  On January 12, 2015, the Judge granted final approval of the settlement.  The settlement became effective on February 25, 2015, after a 30-day appeals period. The Company is currently implementing the terms of the settlement. The Company has recorded what it believes is an appropriate reserve related to these cases, which amount is not material.

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

May 11, 2015

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)