Form 10-Q
period 2015-06-30
Warner Music Group Corp.
filed 2015-08-06
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There is no public market for the Registrant’s common stock. As of August 6, 2015 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2015	2014
	(in millions)
Assets
Current assets:
Cash and equivalents	$168	$157
Accounts receivable, net of allowances of $59 million and $65 million	343	383
Inventories	39	39
Royalty advances expected to be recouped within one year	119	102
Deferred tax assets	46	46
Prepaid and other current assets	58	55
Total current assets	773	782
Royalty advances expected to be recouped after one year	219	190
Property, plant and equipment, net	227	227
Goodwill	1,633	1,661
Intangible assets subject to amortization, net	2,597	2,884
Intangible assets not subject to amortization	120	120
Other assets	95	90
Total assets	$5,664	$5,954
Liabilities and Equity
Current liabilities:
Accounts payable	$151	$215
Accrued royalties	1,111	1,132
Accrued liabilities	235	243
Accrued interest	48	60
Deferred revenue	247	219
Current portion of long-term debt	13	13
Other current liabilities	19	3
Total current liabilities	1,824	1,885
Long-term debt	2,983	3,017
Deferred tax liabilities, net	345	383
Other noncurrent liabilities	239	279
Total liabilities	$5,391	$5,564
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(717)	(649)
Accumulated other comprehensive loss, net	(157)	(108)
Total Warner Music Group Corp. equity	254	371
Noncontrolling interest	19	19
Total equity	273	390
Total liabilities and equity	$5,664	$5,954

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Revenue	$710	$788	$2,216	$2,256
Costs and expenses:
Cost of revenue	(373)	(417)	(1,136)	(1,177)
Selling, general and administrative expenses (a)	(251)	(319)	(799)	(885)
Amortization expense	(63)	(67)	(191)	(199)
Total costs and expenses	(687)	(803)	(2,126)	(2,261)
Operating income (loss)	23	(15)	90	(5)
Loss on extinguishment of debt	—	(141)	—	(141)
Interest expense, net	(45)	(48)	(136)	(157)
Other (expense) income	(17)	4	(12)	(3)
Loss before income taxes	(39)	(200)	(58)	(306)
Income tax (expense) benefit	(4)	16	(7)	27
Net loss	(43)	(184)	(65)	(279)
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(3)
Net loss attributable to Warner Music Group Corp.	$(44)	$(185)	$(68)	$(282)

(a) Includes depreciation expense of:	$(14)	$(14)	$(42)	$(39)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Net loss	$(43)	$(184)	$(65)	$(279)
Other comprehensive loss, net of tax:
Foreign currency adjustment	41	4	(49)	(2)
Other comprehensive income (loss), net of tax	41	4	(49)	(2)
Total comprehensive loss	(2)	(180)	(114)	(281)
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(3)
Comprehensive loss attributable to Warner Music Group Corp.	$(3)	$(181)	$(117)	$(284)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
	(in millions)
Cash flows from operating activities
Net loss	$(65)	$(279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	141
Depreciation and amortization	233	238
Unrealized gains/losses and remeasurement of foreign denominated loans	19	(41)
Deferred income taxes	(17)	(47)
Non-cash interest expense	8	11
Non-cash share-based compensation expense	—	5
Changes in operating assets and liabilities:
Accounts receivable	16	67
Inventories	(3)	(4)
Royalty advances	(55)	(24)
Accounts payable and accrued liabilities	(86)	(96)
Royalty payables	35	11
Accrued interest	(12)	(25)
Deferred revenue	39	93
Other balance sheet changes	6	(9)
Net cash provided by operating activities	118	41
Cash flows from investing activities
Acquisition of music publishing rights, net	(12)	(20)
Capital expenditures	(51)	(46)
Investments and acquisitions of businesses, net	(16)	(26)
Net cash used in investing activities	(79)	(92)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	258	490
Repayment of the Revolving Credit Facility	(258)	(490)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	(7)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	—	275
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	—	(765)
Financing costs paid	—	(104)
Deferred financing costs paid	—	(12)
Distribution to noncontrolling interest holder	(3)	(2)
Repayment of capital lease obligations	(2)	(2)
Net cash (used in) provided by financing activities	(15)	43
Effect of exchange rate changes on cash and equivalents	(13)	(5)
Net increase (decrease) in cash and equivalents	11	(13)
Cash and equivalents at beginning of period	157	155
Cash and equivalents at end of period	$168	$142

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2014	1,055	$—	$1,128	$(649)	$(108)	$371	$19	$390
Net (loss) income	—	—	—	(68)	—	(68)	3	(65)
Other comprehensive income (loss), net of tax	—	—	—	—	(49)	(49)	—	(49)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2015	1,055	$—	$1,128	$(717)	$(157)	$254	$19	$273

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iHeart Radio, iTunes Radio and Pandora.

The Company has integrated the exploitation of digital content into all aspects of its business, including artist and repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth for at least the next several years and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

The Company has diversified its revenues beyond its traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, the Company provides services to and participates in artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. The Company has built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more widely in the monetization of the artist brands it helps create.

The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities in areas such as concert promotion and management have permited it to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows the Company to more effectively connect artists and fans.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres. The Company’s production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library, 615 Music and Frank Gari Productions and Gari Communications, collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2015.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2015 and June 30, 2014 relate to the periods ended June 26, 2015 and June 27, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The fiscal year ended September 30, 2014 ended on September 26, 2014. For convenience purposes, the Company continues to date its balance sheet as of September 30.

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

3. Comprehensive Loss

Comprehensive loss, which is reported in the accompanying consolidated statements of equity, consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Loss	Adjustment	Loss, net
	(in millions)
Balance at September 30, 2014	$(98)	$(10)	$(108)
Other comprehensive loss (a)	(49)	—	(49)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at June 30, 2015	$(147)	$(10)	$(157)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $32.2 million

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2014	$1,197	$464	$1,661
Acquisitions	3	—	3
Dispositions	—	—	—
Other adjustments	(31)	—	(31)
Balance at June 30, 2015	$1,169	$464	$1,633

Other adjustments during the nine months ended June 30, 2015 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	June 30,	September 30,
	Useful Life	2015	2014
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	11 years	$1,004	$1,040
Music publishing copyrights	27 years	1,500	1,550
Artist and songwriter contracts	13 years	936	975
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,447	3,572
Accumulated amortization		(850)	(688)
Total net intangible assets subject to amortization		2,597	2,884
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	120	120
Total net other intangible assets		$2,717	$3,004

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	June 30,	September 30,
	2015	2014
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,285	1,294
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	176	201
6.75% Senior Notes due 2022—Acquisition Corp.	660	660
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	2,996	3,030
Less: current portion	13	13
Total long-term debt	$2,983	$3,017

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million and $11 million at June 30, 2015 and September 30, 2014, respectively. There were no loans outstanding under the Revolving Credit Facility at June 30, 2015 or September 30, 2014.

(b)

Principal amount of $1.290 billion and $1.300 billion less unamortized discount of $5 million and $6 million at June 30, 2015 and September 30, 2014, respectively. Of this amount, $13 million, representing the scheduled amortization of the Senior Term Loan Facility, was included in the current portion of long-term debt at June 30, 2015 and September 30, 2014.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at June 30, 2015 and September 30, 2014.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2019.

Maturities of Senior Notes and Senior Secured Notes

As of June 30, 2015, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.561 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $45 million and $48 million for the three months ended June 30, 2015 and June 30, 2014, respectively. Total interest expense, net was $136 million and $157 million for the nine months ended June 30, 2015 and June 30, 2014, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at each of June 30, 2015, September 30, 2014 and June 30, 2014.

6. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, the Company currently expects to record an aggregate of approximately $75 million in restructuring costs, currently estimated to be made up of employee-related costs of $68 million, real estate costs of $5 million and other costs of $2 million. There were no restructuring costs incurred in the three months ended June 30, 2015 with respect to these actions. Total restructuring costs of $18 million were incurred in the three months ended June 30, 2014 with respect to these actions, which consisted of $15 million of employee-related costs and $3 million of real estate costs. Total restructuring costs of $2 million were incurred in the nine months ended June 30, 2015 with respect to these actions, which consist of $1 million of employee-related costs and $1 million of real estate costs. Total restructuring costs of $42 million were incurred in the nine months ended June 30, 2014 with respect to these actions, which consist of $37 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total restructuring costs to date under the Restructuring Plan are $74 million, including total cash payments of $71 million. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

Total restructuring activity is as follows:

	Employee-	Real
	related Costs	Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2014	$12	$1	$—	$13
Restructuring costs	1	1	—	2
Cash payments	(10)	(2)	—	(12)
Balance at June 30, 2015	$3	$—	$—	$3

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statements of operations resulting from the Restructuring Plan is shown below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in millions)
Selling, general and administrative expenses	$—	$18	$2	$42
Total restructuring expense	$—	$18	$2	$42

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

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs has not yet been determined.  The Company intends to share its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of the Company’s allocation will be paid to artists by SoundExchange. The Company will record the settlement in its financial statements once it is realized, which is expected to be at the time the allocation to the Company can be reasonably determined.

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

The Company may at times choose to hedge foreign currency risk associated with financing transactions such as third-party debt and other balance sheet items. The foreign currency forward exchange contracts related to balance sheet items denominated in foreign currency are reviewed on a contract-by-contract basis and are designated accordingly. If these foreign currency forward exchange contracts do not qualify for hedge accounting, then the Company records these contracts at fair value on its balance sheet and the related gains and losses are immediately recognized in the statement of operations where there is an equal and offsetting entry related to the underlying exposure.

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

As of June 30, 2015, the Company had outstanding hedge contracts for the sale of $103 million and the purchase of $63 million of foreign currencies at fixed rates that will be settled by June 2016. As of June 30, 2015, the Company had less than $1 million of deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2014, the Company had outstanding hedge contracts for the sale of $7 million of foreign currencies at fixed rates. As of September 30, 2014, the Company had less than $1 million of deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at June 30, 2015 and September 30, 2014:

	June 30,	September 30,
	2015 (a)	2014 (b)
(in millions)
Other current assets	$—	$—
Other current liabilities	—	—

(a)	Includes less than $1 million of foreign exchange derivative contracts in asset and liability positions.
(b)	Includes less than $1 million of foreign exchange derivative contracts in asset and liability positions.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
June 30, 2015
Revenues	$592	$123	$(5)	$710
OIBDA	100	20	(20)	100
Depreciation of property, plant and equipment	(10)	(1)	(3)	(14)
Amortization of intangible assets	(47)	(16)	—	(63)
Operating income (loss)	43	3	(23)	23
June 30, 2014
Revenues	$656	$137	$(5)	$788
OIBDA	71	24	(29)	66
Depreciation of property, plant and equipment	(9)	(2)	(3)	(14)
Amortization of intangible assets	(51)	(16)	—	(67)
Operating income (loss)	11	6	(32)	(15)

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Nine Months Ended	(in millions)
June 30, 2015
Revenues	$1,870	$359	$(13)	$2,216
OIBDA	302	88	(67)	323
Depreciation of property, plant and equipment	(29)	(4)	(9)	(42)
Amortization of intangible assets	(143)	(48)	—	(191)
Operating income (loss)	130	36	(76)	90
June 30, 2014
Revenues	$1,882	$387	$(13)	$2,256
OIBDA	203	98	(68)	233
Depreciation of property, plant and equipment	(26)	(4)	(9)	(39)
Amortization of intangible assets	(150)	(49)	—	(199)
Operating income (loss)	27	45	(77)	(5)

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $53 million and $70 million during the three months ended June 30, 2015 and June 30, 2014, respectively. The Company made interest payments of approximately $140 million and $171 million during the nine months ended June 30, 2015 and June 30, 2014, respectively. The Company paid approximately $10 million and $6 million of income and withholding taxes, net of refunds, during the three months ended June 30, 2015 and June 30, 2014, respectively. The Company paid approximately $16 million and $14 million of income and withholding taxes, net of refunds, during the nine months ended June 30, 2015 and June 30, 2014, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2015 and September 30, 2014.

	Fair Value Measurements as of June 30, 2015
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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2014	$(3)
Additions	—
Reductions	—
Payments	2
Balance at June 30, 2015	$(1)

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

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2015, the fair value of the Company’s debt was $3.001 billion. Based on the level of interest rates prevailing at September 30, 2014, the fair value of the Company’s debt was $3.026 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

The Company has revised its presentation for the prior period Guarantor and Non-Guarantor Financial Information from what was filed in our Form 10-Q on August 7, 2014. The Company uses the guidance under ASC Subtopic 605-45, Principal Agent Considerations, to determine when to measure revenue on a “gross” or “net” basis depending on whether the Company is acting as the “principal” in the transaction or acting as an “agent” in the transaction. The revised Consolidating Statement of Operations presentation reflects adjustments to certain revenue and expense balances to properly reflect the impact of one of the Guarantor entities acting as the principal in our digital arrangements. We have also revised the presentation of our Consolidating Balance Sheet to reflect the adjusted investment and equity balances as a result of the changes noted above in the Consolidating Statement of Operations. The principal elimination entries eliminate investments in subsidiaries and intercompany balances.

Consolidating Balance Sheet (Unaudited)

June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$24	$144	$—	$168	$—	$—	$—	$168
Accounts receivable, net	—	156	187	—	343	—	—	—	343
Inventories	—	14	25	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	69	50	—	119	—	—	—	119
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	11	42	—	58	—	—	—	58
Total current assets	5	295	473	—	773	—	—	—	773
Due (to) from parent companies	897	(340)	(557)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,353	1,218	—	(3,571)	—	404	254	(658)	—
Royalty advances expected to be recouped after one year	—	126	93	—	219	—	—	—	219
Property, plant and equipment, net	—	149	78	—	227	—	—	—	227
Goodwill	—	1,379	254	—	1,633	—	—	—	1,633
Intangible assets subject to amortization, net	—	1,294	1,303	—	2,597	—	—	—	2,597
Intangible assets not subject to amortization	—	71	49	—	120	—	—	—	120
Other assets	41	33	16	—	90	5	—	—	95
Total assets	$3,296	$4,225	$1,709	$(3,571)	$5,659	$409	$254	$(658)	$5,664
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$73	$78	$—	$151	$—	$—	$—	$151
Accrued royalties	—	476	635	—	1,111	—	—	—	1,111
Accrued liabilities	—	82	153	—	235	—	—	—	235
Accrued interest	43	—	—	—	43	5	—	—	48
Deferred revenue	—	180	67	—	247	—	—	—	247
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	1	18	—	19	—	—	—	19
Total current liabilities	56	812	951	—	1,819	5	—	—	1,824
Long-term debt	2,833	—	—	—	2,833	150	—	—	2,983
Deferred tax liabilities, net	—	128	217	—	345	—	—	—	345
Other noncurrent liabilities	3	116	118	2	239	—	—	—	239
Total liabilities	2,892	1,056	1,286	2	5,236	155	—	—	5,391
Total Warner Music Group Corp. equity (deficit)	404	3,167	406	(3,573)	404	254	254	(658)	254
Noncontrolling interest	—	2	17	—	19	—	—	—	19
Total equity (deficit)	404	3,169	423	(3,573)	423	254	254	(658)	273
Total liabilities and equity (deficit)	$3,296	$4,225	$1,709	$(3,571)	$5,659	$409	$254	$(658)	$5,664

Consolidating Balance Sheet

September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$26	$131	$—	$157	$—	$—	$—	$157
Accounts receivable, net	—	174	209	—	383	—	—	—	383
Inventories	—	13	26	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	62	40	—	102	—	—	—	102
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	10	40	—	55	—	—	—	55
Total current assets	5	306	471	—	782	—	—	—	782
Due (to) from parent companies	924	(242)	(682)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,531	1,142	—	(3,673)	—	525	371	(896)	—
Royalty advances expected to be recouped after one year	—	115	75	—	190	—	—	—	190
Property, plant and equipment, net	—	143	84	—	227	—	—	—	227
Goodwill	—	1,379	282	—	1,661	—	—	—	1,661
Intangible assets subject to amortization, net	—	1,372	1,512	—	2,884	—	—	—	2,884
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	46	10	28	—	84	6	—	—	90
Total assets	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954
Liabilities and Deficit:
Current liabilities:
Accounts payable	$38	$91	$86	$—	$215	$—	$—	$—	$215
Accrued royalties	—	531	601	—	1,132	—	—	—	1,132
Accrued liabilities	—	64	179	—	243	—	—	—	243
Accrued interest	50	—	—	—	50	10	—	—	60
Deferred revenue	—	167	52	—	219	—	—	—	219
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	1	2	—	3	—	—	—	3
Total current liabilities	101	854	920	—	1,875	10	—	—	1,885
Long-term debt	2,867	—	—	—	2,867	150	—	—	3,017
Deferred tax liabilities, net	—	128	255	—	383	—	—	—	383
Other noncurrent liabilities	13	124	142	—	279	—	—	—	279
Total liabilities	2,981	1,106	1,317	—	5,404	160	—	—	5,564
Total Warner Music Group Corp. equity (deficit)	525	3,192	481	(3,673)	525	371	371	(896)	371
Noncontrolling interest	—	2	17	—	19	—	—	—	19
Total equity (deficit)	525	3,194	498	(3,673)	544	371	371	(896)	390
Total liabilities and equity (deficit)	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$419	$428	$(137)	$710	$—	$—	$—	$710
Costs and expenses:
Cost of revenue	—	(208)	(208)	43	(373)	—	—	—	(373)
Selling, general and administrative expenses	—	(215)	(130)	94	(251)	—	—	—	(251)
Amortization of intangible assets	—	(31)	(32)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(454)	(370)	137	(687)	—	—	—	(687)
Operating (loss) income	—	(35)	58	—	23	—	—	—	23
Interest income (expense), net	(22)	1	(19)	—	(40)	(5)	—	—	(45)
Equity gains (losses) from equity method investments	(9)	(52)	—	61	—	(39)	(44)	83	—
Other income (expense), net	(4)	—	(13)	—	(17)	—	—	—	(17)
Income (loss) before income taxes	(35)	(86)	26	61	(34)	(44)	(44)	83	(39)
Income tax benefit (expense)	(4)	(9)	2	7	(4)	—	—	—	(4)
Net income (loss)	(39)	(95)	28	68	(38)	(44)	(44)	83	(43)
Less: income attributable to noncontrolling interest	—	(1)	—	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$(39)	$(96)	$28	$68	$(39)	$(44)	$(44)	$83	$(44)

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$408	$534	$(154)	$788	$—	$—	$—	$788
Costs and expenses:
Cost of revenue	—	(188)	(280)	51	(417)	—	—	—	(417)
Selling, general and administrative expenses	—	(267)	(155)	103	(319)	—	—	—	(319)
Amortization of intangible assets	—	(30)	(37)	—	(67)	—	—	—	(67)
Total costs and expenses	—	(485)	(472)	154	(803)	—	—	—	(803)
Operating income (loss)	—	(77)	62	—	(15)	—	—	—	(15)
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest income (expense), net	(23)	2	(22)	—	(43)	(5)	—	—	(48)
Equity gains (losses) from equity method investments	(32)	31	—	1	—	(180)	(185)	365	—
Other income (expense), net	—	1	3	—	4	—	—	—	4
Income (loss) before income taxes	(196)	(43)	43	1	(195)	(185)	(185)	365	(200)
Income tax benefit (expense)	16	2	22	(24)	16	—	—	—	16
Net income (loss)	(180)	(41)	65	(23)	(179)	(185)	(185)	365	(184)
Less: income attributable to noncontrolling interest	—	(1)	—	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$(180)	$(42)	$65	$(23)	$(180)	$(185)	$(185)	$365	$(185)

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,195	$1,238	$(217)	$2,216	$—	$—	$—	$2,216
Costs and expenses:
Cost of revenue	—	(578)	(671)	113	(1,136)	—	—	—	(1,136)
Selling, general and administrative expenses	1	(477)	(427)	104	(799)	—	—	—	(799)
Amortization of intangible assets	—	(91)	(100)	—	(191)	—	—	—	(191)
Total costs and expenses	1	(1,146)	(1,198)	217	(2,126)	—	—	—	(2,126)
Operating (loss) income	1	49	40	—	90	—	—	—	90
Interest income (expense), net	(62)	5	(63)	—	(120)	(16)	—	—	(136)
Equity gains (losses) from equity method investments	26	(63)	—	38	1	(52)	(68)	120	1
Other income (expense), net	(10)	—	(3)	—	(13)	—	—	—	(13)
Income (loss) before income taxes	(45)	(9)	(26)	38	(42)	(68)	(68)	120	(58)
Income tax benefit (expense)	(7)	(14)	1	13	(7)	—	—	—	(7)
Net income (loss)	(52)	(23)	(25)	51	(49)	(68)	(68)	120	(65)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(52)	$(24)	$(27)	$51	$(52)	$(68)	$(68)	$120	$(68)

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,115	$1,377	$(236)	$2,256	$—	$—	$—	$2,256
Costs and expenses:
Cost of revenue	—	(479)	(823)	125	(1,177)	—	—	—	(1,177)
Selling, general and administrative expenses	—	(503)	(493)	111	(885)	—	—	—	(885)
Amortization of intangible assets	—	(90)	(109)	—	(199)	—	—	—	(199)
Total costs and expenses	—	(1,072)	(1,425)	236	(2,261)	—	—	—	(2,261)
Operating income (loss)	—	43	(48)	—	(5)	—	—	—	(5)
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest income (expense), net	(82)	6	(65)	—	(141)	(16)	—	—	(157)
Equity gains (losses) from equity method investments	(85)	17	—	68	—	(266)	(282)	548	—
Other income (expense), net	15	(18)	—	—	(3)	—	—	—	(3)
Income (loss) before income taxes	(293)	48	(113)	68	(290)	(282)	(282)	548	(306)
Income tax benefit (expense)	27	(6)	32	(26)	27	—	—	—	27
Net income (loss)	(266)	42	(81)	42	(263)	(282)	(282)	548	(279)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(266)	$41	$(83)	$42	$(266)	$(282)	$(282)	$548	$(282)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(39)	$(95)	$28	$68	$(38)	$(44)	$(44)	$83	$(43)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	41	—	41	(41)	41	41	41	(82)	41
Other comprehensive income (loss), net of tax:	41	—	41	(41)	41	41	41	(82)	41
Total comprehensive (loss) income	2	(95)	69	27	3	(3)	(3)	1	(2)
Less: income attributable to noncontrolling interest	—	(1)	—	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$2	$(96)	$69	$27	$2	$(3)	$(3)	$1	$(3)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(180)	$(41)	$65	$(23)	$(179)	$(185)	$(185)	$365	$(184)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	4	—	4	(4)	4	4	4	(8)	4
Other comprehensive income (loss), net of tax:	4	—	4	(4)	4	4	4	(8)	4
Total comprehensive (loss) income	(176)	(41)	69	(27)	(175)	(181)	(181)	357	(180)
Less: income attributable to noncontrolling interest	—	(1)	—	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(176)	$(42)	$69	$(27)	$(176)	$(181)	$(181)	$357	$(181)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(52)	$(23)	$(25)	$51	$(49)	$(68)	$(68)	$120	$(65)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(49)	—	(49)	49	(49)	(49)	(49)	98	(49)
Other comprehensive income (loss), net of tax:	(49)	—	(49)	49	(49)	(49)	(49)	98	(49)
Total comprehensive (loss) income	(101)	(23)	(74)	100	(98)	(117)	(117)	218	(114)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(101)	$(24)	$(76)	$100	$(101)	$(117)	$(117)	$218	$(117)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(266)	$42	$(81)	$42	$(263)	$(282)	$(282)	$548	$(279)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Other comprehensive income (loss), net of tax:	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Total comprehensive (loss) income	(268)	42	(83)	44	(265)	(284)	(284)	552	(281)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(268)	$41	$(85)	$44	$(268)	$(284)	$(284)	$552	$(284)

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(52)	$(23)	$(25)	$51	$(49)	$(68)	$(68)	$120	$(65)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	121	112	—	233	—	—	—	233
Unrealized gains/losses and remeasurement of foreign denominated loans	93	46	(120)	—	19	—	—	—	19
Deferred income taxes	—	—	(17)	—	(17)	—	—	—	(17)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Non-cash share-based compensation expense	—	—	—	—	—	—	—	—	—
Equity losses (gains), including distributions	(26)	63	—	(38)	(1)	52	68	(120)	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	18	(2)	—	16	—	—	—	16
Inventories	—	(1)	(2)	—	(3)	—	—	—	(3)
Royalty advances	—	(18)	(37)	—	(55)	—	—	—	(55)
Accounts payable and accrued liabilities	—	(93)	20	(13)	(86)	—	—	—	(86)
Royalty payables	—	(55)	90	—	35	—	—	—	35
Accrued interest	(7)	—	—	—	(7)	(5)	—	—	(12)
Deferred revenue	—	18	21	—	39	—	—	—	39
Other balance sheet changes	(1)	(6)	14	—	7	—	—	—	7
Net cash provided by (used in) operating activities	14	70	54	—	138	(20)	—	—	118
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(8)	(4)	—	(12)	—	—	—	(12)
Capital expenditures	—	(38)	(13)	—	(51)	—	—	—	(51)
Investments and acquisitions of businesses, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Advances to issuer	16	—	—	(16)	—	—	—	—	—
Net cash provided by (used in) investing activities	16	(55)	(24)	(16)	(79)	—	—	—	(79)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(20)	—	—	—	(20)	20	—	—	—
Proceeds from the Revolving Credit Facility	258	—	—	—	258	—	—	—	258
Repayment of the Revolving Credit Facility	(258)	—	—	—	(258)	—	—	—	(258)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) issuer	—	(16)	—	16	—	—	—	—	—
Net cash provided by (used in) financing activities	(30)	(17)	(4)	16	(35)	20	—	—	(15)
Effect of exchange rate changes on cash and equivalents	—	—	(13)	—	(13)	—	—	—	(13)
Net increase (decrease) in cash and equivalents	—	(2)	13	—	11	—	—	—	11
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$24	$144	$—	$168	$—	$—	$—	$168

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(266)	$42	$(81)	$42	$(263)	$(282)	$(282)	$548	$(279)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	141	—	—	—	141	—	—	—	141
Depreciation and amortization	—	117	121	—	238	—	—	—	238
Unrealized gains/losses and remeasurement of foreign denominated loans	1	(22)	(20)	—	(41)	—	—	—	(41)
Deferred income taxes	—	—	(47)	—	(47)	—	—	—	(47)
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Non-cash share-based compensation expense	—	5	—	—	5	—	—	—	5
Equity losses (gains), including distributions	85	(17)	—	(68)	—	266	282	(548)	—
Changes in operating assets and liabilities:
Accounts receivable	—	24	43	—	67	—	—	—	67
Inventories	—	—	(4)	—	(4)	—	—	—	(4)
Royalty advances	—	5	(29)	—	(24)	—	—	—	(24)
Accounts payable and accrued liabilities	—	(90)	(32)	26	(96)	—	—	—	(96)
Royalty payables	—	(52)	63	—	11	—	—	—	11
Accrued interest	(20)	—	—	—	(20)	(5)	—	—	(25)
Deferred revenue	—	84	9	—	93	—	—	—	93
Other balance sheet changes	—	(2)	(7)	—	(9)	—	—	—	(9)
Net cash provided by (used in) operating activities	(49)	94	16	—	61	(20)	—	—	41
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(13)	(7)	—	(20)	—	—	—	(20)
Capital expenditures	—	(31)	(15)	—	(46)	—	—	—	(46)
Investments and acquisitions of businesses, net	—	(10)	(16)	—	(26)	—	—	—	(26)
Advances to issuer	22	—	—	(22)	—	—	—	—	—
Net cash provided by (used in) investing activities	22	(54)	(38)	(22)	(92)	—	—	—	(92)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(20)	—	—	—	(20)	20	—	—	—
Proceeds from the Revolving Credit Facility	490	—	—	—	490	—	—	—	490
Repayment of the Revolving Credit Facility	(490)	—	—	—	(490)	—	—	—	(490)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—	—	—	275	—	—	—	275
Proceeds from issuance of Acquisition Corp. 6.75% Senior Notes	660	—	—	—	660	—	—	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—	—	—	(765)	—	—	—	(765)
Financing costs paid	(104)	—	—	—	(104)	—	—	—	(104)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Repayment of Term Loan	(7)	—	—	—	(7)	—	—	—	(7)
Repayment of capital lease obligations	—	—	(2)	—	(2)	—	—	—	(2)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) issuer	—	(22)	—	22	—	—	—	—	—
Net cash provided by (used in) financing activities	27	(22)	(4)	22	23	20	—	—	43
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase (decrease) in cash and equivalents	—	18	(31)	—	(13)	—	—	—	(13)
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$34	$108	$—	$142	$—	$—	$—	$142

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions (including the acquisition of Parlophone Label Group) we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, including expected cost savings and other synergies and benefits from our acquisition of Parlophone Label Group, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

●

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2015 and June 30, 2014. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2015 and June 30, 2014 as well as a discussion of our financial condition and liquidity as of June 30, 2015. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Rykodisc, Sire, Warner Classics, Warner Music Nashville and Word.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iTunes Radio, iHeart Radio and Pandora.

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

We have diversified our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. We have built artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create.

We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as concert promotion and management has permited us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows us to more effectively connect artists and fans.

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

The principal costs associated with our Recorded Music operations are as follows:

●

Artist and repertoire costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions; (ii) signing and developing artists; and (iii) creating master recordings in the studio;

●

Product costs—the costs to manufacture, package and distribute products to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as the costs related to our artist services business;

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for Latin Music in 2015, to add to the successes of Top Publisher in each of Pop, Country and Urban categories in 2014. Our production music library business includes Non-Stop Music, Groove Addicts Production Music Library, Carlin Recorded Music Library, 615 Music and Frank Gari Productions and Gari Communications, collectively branded as Warner/Chappell Production Music.

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
●

Digital: the rightsholder receives revenues with respect to compositions embodied in recordings sold in digital download services, streaming services and other online and mobile digital music services;

●

Synchronization: the rightsholder receives revenues for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise; and

●	Other: the rightsholder receives revenues for use in printed sheet music and other uses.

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

Recent Developments

Sirius XM

On September 11, 2013, we joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs has not yet been determined.  We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange. We will record the settlement in our financial statements once it is realized, which is expected to be at the time the allocation to the Company can be reasonably determined.

Factors Affecting Results of Operations and Financial Condition

PLG Related Costs

Subsequent to the close of the PLG Acquisition, we incurred integration and other nonrecurring costs related to the PLG Acquisition. Total professional fees and integration costs amounted to approximately $4 million for the nine months ended June 30, 2015 and were recorded in the consolidated statements of operations within general and administrative expense. These costs amounted to approximately $51 million for the nine months ended June 30, 2014 and were recorded in the consolidated statements of operations, with $4 million within product costs and $47 million within general and administrative expense. All material integration costs are expected to be incurred by the end of fiscal 2015.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO prior to the close of the PLG Acquisition. Under the Restructuring Plan, we currently expect to record an aggregate of approximately $75 million in restructuring costs, currently estimated to be made up of employee-related costs of $68 million, real estate costs of $5 million and other costs of $2 million. Total restructuring costs of $2 million was incurred during the nine months ended June 30, 2015 with respect to these actions, which consisted of $1 million of employee-related costs and $1 million of real estate costs. Total restructuring costs of $42 million were incurred during the nine months ended June 30, 2014 with respect to these actions, which consisted of $37 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total restructuring costs of $74 million have been incurred to date under the Restructuring Plan, including total cash payments of $71 million. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility. The remainder of the Restructuring Plan is expected to be completed by the end of fiscal 2015.

The $75 million in expected restructuring costs do not include other integration and other nonrecurring costs related to the PLG Acquisition noted above of $85 million, which do not qualify as restructuring costs. As of June 30, 2015, these actions were completed and resulted in cost savings and other synergies of approximately $70 million.

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

Streaming models are becoming more prevalent. According to industry shipments and revenue data released by the RIAA, streaming revenues rose 29% year-over-year in calendar year 2014 in the United States, growing streaming’s share of overall industry revenues from 21% to 27%. While streaming revenue growth has offset the decline in download revenue, declines in physical revenue continue to outpace digital revenue’s growth in the recorded music industry. As the digital transition develops, it is reasonable to expect that margins may trend higher given the elimination of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns. Partially eroding that benefit are certain digital-specific variable costs and infrastructure investments necessary to produce, market and sell music in digital formats, as well as increases in copyright royalties payable to music publishers. As consumer purchasing patterns change over time and new digital models are launched and continue to grow, we may see fluctuations in operating margin depending on the overall sales mix.

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights revenue, which includes revenue from our artist services businesses as well as revenue from expanded-rights deals, represented approximately 9% of our total revenue during the nine months ended June 30, 2015. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Revenue by Type
Physical	$161	$202	$(41)	-20%
Digital	293	299	(6)	-2%
Total Physical and Digital	454	501	(47)	-9%
Artist services and expanded-rights	73	92	(19)	-21%
Licensing	65	63	2	3%
Total Recorded Music	592	656	(64)	-10%
Performance	49	52	(3)	-6%
Mechanical	25	31	(6)	-19%
Digital	23	27	(4)	-15%
Synchronization	23	25	(2)	-8%
Other	3	2	1	50%
Total Music Publishing	123	137	(14)	-10%
Intersegment eliminations	(5)	(5)	—	—%
Total Revenue	$710	$788	$(78)	-10%
Revenue by Geographical Location
U.S. Recorded Music	$241	$253	$(12)	-5%
U.S. Music Publishing	48	51	(3)	-6%
Total U.S.	289	304	(15)	-5%
International Recorded Music	351	403	(52)	-13%
International Music Publishing	75	86	(11)	-13%
Total International	426	489	(63)	-13%
Intersegment eliminations	(5)	(5)	—	—%
Total Revenue	$710	$788	$(78)	-10%

Total Revenue

Total revenue decreased by $78 million, or 10%, to $710 million for the three months ended June 30, 2015 from $788 million for the three months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total revenue decreased by $5 million, or 1%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for both the three months ended June 30, 2015 and for the three months ended June 30, 2014. Prior to intersegment eliminations, U.S. and international revenues represented 40% and 60% of total revenue for the three months ended June 30, 2015 and 38% and 62% of total revenue for the three months ended June 30, 2014, respectively.

Total digital revenue after intersegment eliminations decreased by $10 million, or 3%, to $314 million for the three months ended June 30, 2015 from $324 million for the three months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $11 million, or 4%. Total digital revenue represented 44% and 41% of consolidated revenue for the three months ended June 30, 2015 and June 30, 2014, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2015 was comprised of U.S. revenue of $156 million and international revenue of $160 million, or 49% and 51% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2014 was comprised of U.S. revenue of $164 million and international revenue of $162 million, or 50% and 50% of total digital revenue, respectively.

Recorded Music revenue decreased by $64 million, or 10%, to $592 million for the three months ended June 30, 2015 from $656 million for the three months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue decreased by $4 million, or 1%. U.S. Recorded Music revenues were $241 million and $253 million, or 41% and 39% of consolidated Recorded Music revenues for the three months ended June 30, 2015 and June 30, 2014, respectively. International Recorded Music revenues were $351 million and $403 million, or 59% and 61% of consolidated Recorded Music revenues for the three months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Recorded Music revenue was mainly driven by the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, digital and licensing revenues increased, while physical and artist services and expanded-rights revenue decreased. Digital revenue decreased by $6 million, or increased $14 million excluding the unfavorable impact of foreign currency exchange rates, as a result of the success of the Wiz Khalifa (featuring Charlie Puth) single “See You Again” on the Furious 7: Original Motion Picture Soundtrack, the carry over success of releases from Ed Sheeran and David Guetta and the continued growth in streaming. Revenue from streaming services grew by $22 million, or $32 million excluding the unfavorable impact of foreign currency exchange rates, and was offset by digital download declines of $23 million, or $14 million excluding the unfavorable impact of foreign currency exchange rates. Licensing revenue grew as a result of increased synchronization activity in the quarter as well as the inclusion of PLG repertoire in broadcast fee income for the first time since the PLG acquisition in certain territories. The physical revenue decrease was driven by the shift from physical revenue to digital revenue and physically-centric releases such as the releases from Coldplay and Linkin Park in the three months ended June 30, 2014. The decrease in artist services and expanded-rights revenue was driven by the timing of tours in the concert promotion business.

Music Publishing revenues decreased by $14 million, or 10%, to $123 million for the three months ended June 30, 2015 from $137 million for the three months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue decreased by $1 million, or 1%. U.S. Music Publishing revenues were $48 million and $51 million, or 39% and 37% of Music Publishing revenues for the three months ended June 30, 2015 and June 30, 2014, respectively. International Music Publishing revenues were $75 million and $86 million, or 61% and 63%, of Music Publishing revenues for the three months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing performance revenue increased due to the timing of collection society distributions, which was offset by decreases in mechanical revenue and digital revenue. The decrease in mechanical revenue was attributable to an ongoing shift towards digital product in the industry. The decrease in digital revenue was driven by an increase in streaming services revenue that was more than offset by a decrease in digital download revenue.

Revenue by Geographical Location

U.S. revenue decreased by $15 million, or 5%, to $289 million for the three months ended June 30, 2015 from $304 million for the three months ended June 30, 2014. U.S. Recorded Music revenue decreased by $12 million, or 5%. Physical revenue and digital revenue from U.S. Recorded Music decreased, while licensing revenue and artist services and expanded-rights revenue increased in the U.S. The physical decrease was driven by strong physically-centric releases in the three months ended June 30, 2014.  U.S. Recorded Music digital revenue continued to experience growth in streaming services, however this was more than offset by declines in digital download revenue. U.S. Recorded Music licensing revenue increased due to strong synchronization activity in the quarter and artist services and expanded-rights revenue increased due to increases in tour revenue and merchandise sales. U.S. Music Publishing revenue declined by $3 million, or 6%, to $48 million for the three months ended June 30, 2015 from $51 million for the three months ended June 30, 2014 due to slight declines in mechanical revenue and digital revenue.

International revenue decreased by $63 million, or 13%, to $426 million for the three months ended June 30, 2015 from $489 million for the three months ended June 30, 2014. This decrease was due to the unfavorable impact of foreign currency exchange rates of $73 million and increased $10 million excluding this. International Recorded Music revenue decreased $52 million due to the unfavorable impact of foreign currency exchange rates of $60 million and decreases in physical revenue of $10 million and artist services and expanded-rights revenue of $8 million, excluding the unfavorable impact of foreign currency exchange rates. International Recorded Music physical revenue decreased due to strong physically-centric releases in the three months ended June 30, 2014, being replaced by more digitally-centric releases in the three months ended June 30, 2015. The main driver of the decrease in International Recorded Music artist services and expanded-rights revenue was declines in concert promotion revenue in Europe as a result of the timing of tours. Excluding the unfavorable impact of foreign currency exchange rates, International Recorded Music digital revenue increased by $20 million, as the decline in digital download revenue was more than offset by an increase in streaming services revenue of $25 million. Excluding the unfavorable impact of foreign currency exchange rates, International Recorded Music licensing revenue increased by $6 million. The decrease in International Music Publishing revenue of $11 million was mainly due to the unfavorable impact of foreign currency exchange rates.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$257	$270	$(13)	-5%
Product costs	116	147	(31)	-21%
Total cost of revenues	$373	$417	$(44)	-11%

Total cost of revenues decreased by $44 million to $373 million for the three months ended June 30, 2015 from $417 million for the three months ended June 30, 2014. Expressed as a percentage of revenues, cost of revenues remained consistent at 53% for the three months ended June 30, 2015 and the three months ended June 30, 2014.

Artist and repertoire costs decreased by $13 million, to $257 million for the three months ended June 30, 2015 from $270 million for the three months ended June 30, 2014. Artist and repertoire costs as a percentage of revenue increased to 36% for the three months ended June 30, 2015 from 34% for the three months ended June 30, 2014, primarily due to changes in revenue mix.

Product costs decreased by $31 million, to $116 million for the three months ended June 30, 2015 from $147 million for the three months ended June 30, 2014. Product costs as a percentage of revenue decreased to 16% for the three months ended June 30, 2015 from 19% for the three months ended June 30, 2014, primarily due to the decline in physical revenue and artist services and expanded-rights revenue, which carry higher product costs as a percentage of revenue.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$134	$176	$(42)	-24%
Selling and marketing expense	103	128	(25)	-20%
Distribution expense	14	15	(1)	-7%
Total selling, general and administrative expense	$251	$319	$(68)	-21%

(1)	Includes depreciation expense of $14 million for both the three months ended June 30, 2015 and June 30, 2014.

Total selling, general and administrative expense decreased by $68 million, or 21%, to $251 million for the three months ended June 30, 2015 from $319 million for the three months ended June 30, 2014. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 35% for the three months ended June 30, 2015 from 41% for the three months ended June 30, 2014.

General and administrative expense declined by $42 million, or 24%, to $134 million for the three months ended June 30, 2015 from $176 million for the three months ended June 30, 2014. The decline in general and administrative expense was primarily due to a decline in restructuring costs of $16 million, which primarily relates to PLG, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $14 million, a $6 million decline in rent expense primarily associated with moving to our new headquarters, and a $4 million decline in compensation due to ongoing cost containment initiatives. General and administrative expense decreased to 19% of revenue for the three months ended June 30, 2015 from 22% of revenue for the three months ended June 30, 2014.

Selling and marketing expense decreased by $25 million, or 20%, to $103 million for the three months ended June 30, 2015 from $128 million for the three months ended June 30, 2014. The decrease in selling and marketing expense was primarily due to ongoing cost containment initiatives. Expressed as a percentage of revenue, selling and marketing expense decreased to 15% for the three months ended June 30, 2015 from 16% for the three months ended June 30, 2014.

Distribution expense decreased by $1 million, or 7%, to $14 million for the three months ended June 30, 2015 from $15 million for the three months ended June 30, 2014. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended June 30, 2015 and June 30, 2014.

Reconciliation of Consolidated OIBDA to Operating Income (Loss) and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss), and further provides the components from operating income (loss) to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$100	$66	$34	52%
Depreciation expense	(14)	(14)	—	—%
Amortization expense	(63)	(67)	4	6%
Operating income (loss)	23	(15)	38	—%
Loss on extinguishment of debt	—	(141)	141	100%
Interest expense, net	(45)	(48)	3	6%
Other (expense) income, net	(17)	4	(21)	—%
Loss before income taxes	(39)	(200)	161	81%
Income tax (expense) benefit	(4)	16	(20)	-125%
Net loss	(43)	(184)	141	77%
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—%
Net loss attributable to Warner Music Group Corp.	$(44)	$(185)	$141	76%

OIBDA

OIBDA increased by $34 million, or 52%, to $100 million for the three months ended June 30, 2015 as compared to $66 million for the three months ended June 30, 2014 as a result of continued cost containment initiatives, lower restructuring and integration costs related to the PLG Acquisition and a decrease in selling and marketing and product costs. Expressed as a percentage of total revenue, OIBDA increased to 14% for the three months ended June 30, 2015 from 8% for the three months ended June 30, 2014.

Depreciation expense

Our depreciation expense remained consistent at $14 million for the three months ended June 30, 2015 and the three months ended June 30, 2014.

Amortization expense

Our amortization expense decreased by $4 million, or 6%, to $63 million for the three months ended June 30, 2015 from $67 million for the three months ended June 30, 2014 primarily due to the impact of foreign currency exchange rates.

Operating income (loss)

Our operating income (loss) increased by $38 million to $23 million for the three months ended June 30, 2015 from an operating loss of $15 million for the three months ended June 30, 2014. The increase in operating income (loss) was due to the factors that led to the increase in OIBDA and decrease in amortization expense as noted above.

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

Interest expense, net

Our interest expense, net, decreased by $3 million, or 6%, to $45 million for the three months ended June 30, 2015 from $48 million for the three months ended June 30, 2014. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014 partially offset by additional principal amount of debt outstanding in the current period.

Other income (expense)

Our other income (expense), net primarily consists of currency exchange movements associated with our Euro denominated debt and intercompany receivables and payables that are short term in nature. The current quarter expense is primarily due to currency exchange losses on our Euro denominated debt of $5 million and losses on our intercompany loans of $15 million.

Income tax benefit

We recognized income tax expense of $4 million for the three months ended June 30, 2015 compared to $16 million of income tax benefit for the three months ended June 30, 2014. The increase of $20 million in income tax expense primarily relates to a lower pretax loss for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Net loss

Net loss decreased by $141 million, or 77%, to $43 million for the three months ended June 30, 2015 from $184 million for the three months ended June 30, 2014 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for the three months ended June 30, 2015 and June 30, 2014.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Recorded Music
Revenue	$592	$656	$(64)	-10%
OIBDA	100	71	29	41%
Operating income (loss)	43	11	32	—%
Music Publishing
Revenue	123	137	(14)	-10%
OIBDA	20	24	(4)	-17%
Operating income	3	6	(3)	-50%
Corporate expenses and eliminations
Revenue elimination	(5)	(5)	—	—%
OIBDA	(20)	(29)	9	31%
Operating loss	(23)	(32)	9	28%
Total
Revenue	710	788	(78)	-10%
OIBDA	100	66	34	52%
Operating income (loss)	23	(15)	38	—%

Recorded Music

Revenues

Recorded Music revenue decreased by $64 million, or 10%, to $592 million for the three months ended June 30, 2015 from $656 million for the three months ended June 30, 2014. U.S. Recorded Music revenues were $241 million and $253 million, or 41% and 39% of consolidated Recorded Music revenues for the three months ended June 30, 2015 and June 30, 2014, respectively. International Recorded Music revenues were $351 million and $403 million, or 59% and 61% of consolidated Recorded Music revenues for the three months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Recorded Music revenue was mainly driven by the unfavorable impact of foreign currency exchange rates as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$173	$178	$(5)	-3%
Product costs	116	147	(31)	-21%
Total cost of revenues	$289	$325	$(36)	-11%

Recorded Music cost of revenues decreased by $36 million, or 11%, to $289 million for the three months ended June 30, 2015 from $325 million for the three months ended June 30, 2014. The decrease in product costs was primarily due to the decreases in physical revenue and artist services and expanded-rights revenue as these revenue streams carry proportionately higher product costs. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 49% for the three months ended June 30, 2015 from 50% for the three months ended June 30, 2014.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$97	$128	$(31)	-24%
Selling and marketing expense	102	126	(24)	-19%
Distribution expense	14	15	(1)	-7%
Total selling, general and administrative expense	$213	$269	$(56)	-21%

(1)	Includes depreciation expense of $10 million and $9 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

Recorded Music selling, general and administrative expense decreased by $56 million, or 21%, to $213 million for the three months ended June 30, 2015 from $269 million for the three months ended June 30, 2014. The decrease in Recorded Music selling, general and administrative expense was primarily due to a decline in restructuring costs of $17 million, which primarily related to PLG, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $14 million, a $6 million decline in rent expense primarily associated with moving to our new headquarters, a $4 million decline in compensation due to ongoing cost containment initiatives.  Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 36% for the three months ended June 30, 2015 from 41% for the three months ended June 30, 2014.

OIBDA and Operating income (loss)

Recorded Music operating income (loss) included the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$100	$71	$29	41%
Depreciation and amortization	(57)	(60)	3	5%
Operating income (loss)	$43	$11	$32	—%

Recorded Music OIBDA increased by $29 million, or 41%, to $100 million for the three months ended June 30, 2015 from $71 million for the three months ended June 30, 2014 as a result of continued cost containment initiatives, lower restructuring, and lower integration costs related to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 17% for the three months ended June 30, 2015 from 11% for the three months ended June 30, 2014.

Recorded Music operating income increased by $32 million to $43 million for the three months ended June 30, 2015 from $11 million for the three months ended June 30, 2014 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $14 million, or 10%, to $123 million for the three months ended June 30, 2015 from $137 million for the three months ended June 30, 2014. U.S. Music Publishing revenues were $48 million and $51 million, or 39% and 37%, of Music Publishing revenues for the three months ended June 30, 2015 and June 30, 2014, respectively. International Music Publishing revenues were $75 million and $86 million, or 61% and 63%, of Music Publishing revenues for the three months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$89	$97	$(8)	-8%
Total cost of revenues	$89	$97	$(8)	-8%

Music Publishing cost of revenues decreased by $8 million, or 8%, to $89 million for the three months ended June 30, 2015 from $97 million for the three months ended June 30, 2014 due to the decrease in revenue and the timing of A&R investments to sign and develop songwriters. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 72% for the three months ended June 30, 2015 from 71% for the three months ended June 30, 2014.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$15	$17	$(2)	-12%
Selling and marketing expense	—	1	(1)	-100%
Total selling, general and administrative expense	$15	$18	$(3)	-17%

(1)	Includes depreciation expense of $1 million and $2 million for the three months ended June 30, 2015 and 2014, respectively.

Music Publishing selling, general and administrative expense decreased by $3 million, or 17%, to $15 million for the three months ended June 30, 2015 from $18 million for the three months ended June 30, 2014 mainly due to the impact of foreign exchange rate movements. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the three months ended June 30, 2015 from 13% for the three months ended June 30, 2014.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Three Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$20	$24	$(4)	-17%
Depreciation and amortization	(17)	(18)	1	6%
Operating income	$3	$6	$(3)	-50%

Music Publishing OIBDA decreased by $4 million, or 17%, to $20 million for the three months ended June 30, 2015 from $24 million for the three months ended June 30, 2014 as a result of lower Music Publishing revenue and higher proportionate artist and repertoire costs noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 16% for the three months ended June 30, 2015 from 18% for the three months ended June 30, 2014.

Music Publishing operating income decreased by $3 million, or 50%, to $3 million for the three months ended June 30, 2015 from $6 million for the three months ended June 30, 2014 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $9 million to $20 million for the three months ended June 30, 2015 from $29 million for the three months ended June 30, 2014 due to a decline in rent expense associated with moving to our new headquarters and the current year benefit of ongoing cost containment initiatives.

Our operating loss from corporate expenses and eliminations decreased by $9 million to $23 million for the three months ended June 30, 2015 from $32 million for the three months ended June 30, 2014 due to the factors that led to the decrease in OIBDA loss noted above.

Nine Months Ended June 30, 2015 Compared with Nine Months Ended June 30, 2014

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Revenue by Type
Physical	$611	$620	$(9)	-2%
Digital	839	828	11	1%
Total Physical and Digital	1,450	1,448	2	0%
Artist services and expanded-rights	204	238	(34)	-14%
Licensing	216	196	20	10%
Total Recorded Music	1,870	1,882	(12)	-1%
Performance	138	150	(12)	-8%
Mechanical	68	80	(12)	-15%
Digital	71	71	—	—%
Synchronization	75	78	(3)	-4%
Other	7	8	(1)	-13%
Total Music Publishing	359	387	(28)	-7%
Intersegment eliminations	(13)	(13)	—	—%
Total Revenue	$2,216	$2,256	$(40)	-2%
Revenue by Geographical Location
U.S. Recorded Music	$718	$702	$16	2%
U.S. Music Publishing	141	144	(3)	-2%
Total U.S.	859	846	13	2%
International Recorded Music	1,152	1,180	(28)	-2%
International Music Publishing	218	243	(25)	-10%
Total International	1,370	1,423	(53)	-4%
Intersegment eliminations	(13)	(13)	—	—%
Total Revenue	$2,216	$2,256	$(40)	-2%

Total Revenue

Total revenue decreased by $40 million, or 2%, to $2,216 million for the nine months ended June 30, 2015 from $2,256 million for the nine months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $122 million, or 6%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for the nine months ended June 30, 2015 and 83% and 17% of total revenue for the nine months ended June 30, 2014, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 39% and 61% of total revenue for the nine months ended June 30, 2015 and 37% and 63% of total revenue for the nine months ended June 30, 2014.

Total digital revenue after intersegment eliminations increased by $11 million, or 1%, to $906 million for the nine months ended June 30, 2015 from $895 million for the nine months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $58 million, or 7%. Total digital revenue represented 41% and 40% of consolidated revenue for the nine months ended June 30, 2015 and June 30, 2014, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2015 was comprised of U.S. revenue of $457 million and international revenue of $453 million, or 50% and 50% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2014 was comprised of U.S. revenue of $450 million and international revenue of $449 million, or 50% and 50% of total digital revenue, respectively.

Recorded Music revenue decreased by $12 million, or 1%, to $1,870 million for the nine months ended June 30, 2015 from $1,882 million for the nine months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $122 million, or 7%. U.S. Recorded Music revenues were $718 million and $702 million, or 38% and 37%, of consolidated Recorded Music revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively. International Recorded Music revenues were $1,152 million and $1,180 million, or 62% and 63%, of consolidated Recorded Music revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Recorded Music revenue was mainly driven by the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, physical revenue, digital revenue and licensing revenue all increased partially offset by decreases from artist services and expanded-rights revenue. The physical revenue decrease of $9 million, or increase of $40 million excluding the unfavorable impact of foreign currency exchange rates, was driven by physically-centric releases from key artists such as Josh Groban, Pink Floyd and Led Zeppelin, as well as local releases in physically-centric territories such as France. Digital revenue increased by $11 million, or $55 million excluding the unfavorable impact of foreign currency exchange rates, as a result of strong releases from Ed Sheeran, David Guetta and Wiz Khalifa, as well as the carryover success of Ed Sheeran’s album “x” and Michael Bublé’s “Christmas”, and the continued growth in streaming. Revenue from streaming services grew by $73 million and was partially offset by digital download declines of $52 million. Licensing revenue increased by $20 million as a result of increased synchronization activity in the year as well as the inclusion of PLG repertoire in broadcast fee income for the first time since the PLG Acquisition in certain territories. These increases were partially offset by a decrease in artist services and expanded-rights revenue, driven by declines in concert promotion revenue in Europe due to the timing of tours. The comparative prior period included significant tours from Ligabue, Bruno Mars and Laura Pausini.

Music Publishing revenues decreased by $28 million, or 7%, to $359 million for the nine months ended June 30, 2015 from $387 million for the nine months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue remained flat. U.S. Music Publishing revenues were $141 million and $144 million, or 39% and 37%, of Music Publishing revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively. International Music Publishing revenues were $218 million and $243 million, or 61% and 63%, of Music Publishing revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively.

Music Publishing digital revenue remained flat while we saw decreases in performance revenue of $12 million, mechanical revenue of $12 million, synchronization revenue of $3 million and other revenue of $1 million. Excluding the unfavorable impact of foreign currency exchange rates, digital revenue increased by $3 million primarily due to an increase in streaming services revenue of $8 million. The offsetting decrease in performance revenue and mechanical revenue is attributable to an ongoing shift towards digital products in the industry.

Revenue by Geographical Location

U.S. revenue increased by $13 million, or 2%, to $859 million for the nine months ended June 30, 2015 from $846 million for the nine months ended June 30, 2014. U.S. Recorded Music revenue increased by $16 million or 2%. The primary drivers were increases in digital revenue of $8 million, licensing revenue of $5 million, and artist services and expanded-rights revenue of $3 million. Physical revenue remained flat at $189 million. U.S. Recorded Music digital revenue increased due to strong releases and the continued growth in streaming services. U.S. Music Publishing revenue decreased by $3 million.

International revenue decreased by $53 million, or 4%, to $1,370 million for the nine months ended June 30, 2015 from $1,423 million for the nine months ended June 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $109 million, or 9%. International Recorded Music revenue decreased $28 million primarily due to decreases in physical revenue of $9 million and artist services and expanded-rights revenue of $37 million, partially offset by increases in digital revenue of $3 million, and licensing revenue of $15 million. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $49 million, partially offset by the success of key physically-centric international artists such as Pink Floyd and Led Zeppelin as well as local release success in France. International Recorded Music artist services and expanded-rights revenue decreased $11 million due to declines in concert promotion revenue in Europe due to the timing of tours and decreased $26 million due to the unfavorable impact of foreign currency exchange rates. The main driver of the increase in International Recorded Music digital revenue was a $44 million increase in streaming services revenue due to the increasing availability of streaming access models internationally and strong releases from Ed Sheeran, David Guetta, and Wiz Khalifa. This growth in streaming was partially offset by a $32 million decline in digital download revenue. The main driver of the increase in International Recorded Music licensing revenue was the inclusion of PLG repertoire in broadcast fee income and the timing of collection society distributions. The decrease in International Music Publishing revenue of $25 million was due to the unfavorable impact of foreign currency exchange rates.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$752	$753	$(1)	0%
Product costs	384	424	(40)	-9%
Total cost of revenues	$1,136	$1,177	$(41)	-4%

Total cost of revenues decreased by $41 million to $1,136 million for the nine months ended June 30, 2015 from $1,177 million for the nine months ended June 30, 2014. Expressed as a percentage of revenues, cost of revenues decreased to 51% for the nine months ended June 30, 2015 from 52% for the nine months ended June 30, 2014.

Artist and repertoire costs decreased by $1 million to $752 million for the nine months ended June 30, 2015 from $753 million for the nine months ended June 30, 2014. Artist and repertoire costs as a percentage of revenue increased slightly to 34% for the nine months ended June 30, 2015 from 33% for the nine months ended June 30, 2014.

Product costs decreased by $40 million, or 9%, to $384 million for the nine months ended June 30, 2015 from $424 million for the nine months ended June 30, 2014. Product costs as a percentage of revenue decreased to 17% for the nine months ended June 30, 2015 from 19% for the nine months ended June 30, 2014. The decrease was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to have higher costs and yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$429	$496	$(67)	-14%
Selling and marketing expense	326	344	(18)	-5%
Distribution expense	44	45	(1)	-2%
Total selling, general and administrative expense	$799	$885	$(86)	-10%

(1)	Includes depreciation expense of $42 million and $39 million for the nine months ended June 30, 2015 and June 30, 2014, respectively.

Total selling, general and administrative expense decreased by $86 million, or 10%, to $799 million for the nine months ended June 30, 2015 from $885 million for the nine months ended June 30, 2014. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 36% for the nine months ended June 30, 2015 from 39% for the nine months ended June 30, 2014.

General and administrative expense declined by $67 million, or 14%, to $429 million for the nine months ended June 30, 2015 from $496 million for the nine months ended June 30, 2014. The decline in general and administrative expense was primarily due to a decline in restructuring costs of $34 million, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $47 million and savings resulting from cost containment initiatives. These decreases were partially offset by increased variable compensation expense of $21 million, due to non-recurring performance driven reductions in bonus expense in the prior year. General and administrative expense decreased to 19% of revenue for the nine months ended June 30, 2015 from 22% of revenue for the nine months ended June 30, 2014.

Selling and marketing expense decreased by $18 million, or 5%, to $326 million for the nine months ended June 30, 2015 from $344 million for the nine months ended June 30, 2014. Expressed as a percentage of revenue, selling and marketing expense remained flat at 15% for the nine months ended June 30, 2015 and the nine months ended June 30, 2014.

Distribution expense decreased by $1 million, or 2%, to $44 million for the nine months ended June 30, 2015 from $45 million for the nine months ended June 30, 2014. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the nine months ended June 30, 2015 and June 30, 2014.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$323	$233	$90	39%
Depreciation expense	(42)	(39)	(3)	-8%
Amortization expense	(191)	(199)	8	4%
Operating income (loss)	90	(5)	95	—%
Loss on extinguishment of debt	—	(141)	141	100%
Interest expense, net	(136)	(157)	21	13%
Other expense, net	(12)	(3)	(9)	—%
Loss before income taxes	(58)	(306)	248	81%
Income tax (expense) benefit	(7)	27	(34)	-126%
Net loss	(65)	(279)	214	77%
Less: Income attributable to noncontrolling interest	(3)	(3)	—	—%
Net loss attributable to Warner Music Group Corp.	$(68)	$(282)	$214	76%

OIBDA

OIBDA increased by $90 million, or 39%, to $323 million for the nine months ended June 30, 2015 as compared to $233 million for the nine months ended June 30, 2014 as a result of continued cost containment initiatives and lower restructuring and integration costs related to the PLG Acquisition. Expressed as a percentage of total revenue, OIBDA increased to 15% for the nine months ended June 30, 2015 from 10% for the nine months ended June 30, 2014.

Depreciation expense

Our depreciation expense increased by $3 million, or 8%, to $42 million for the nine months ended June 30, 2015 from $39 million for the nine months ended June 30, 2014, primarily as a result of depreciation relating to our new headquarters.

Amortization expense

Our amortization expense decreased by $8 million, or 4%, to $191 million for the nine months ended June 30, 2015 from $199 million for the nine months ended June 30, 2014 largely due to the impact of foreign currency exchange rates.

Operating income (loss)

Our operating income increased by $95 million to $90 million for the nine months ended June 30, 2015 from an operating loss of $5 million for the nine months ended June 30, 2014. The increase in operating income was due to the factors that led to the increase in OIBDA noted above.

Loss on extinguishment of debt

On April 9, 2014, we completed the 2014 Refinancing. We made a redemption payment of $869 million, which included the repayment of our previously outstanding $765 million 11.5% Senior Notes due 2018, tender/call premiums of $85 million and consent fees of $19 million.  As a result, we recorded a $141 million loss on the extinguishment of debt for the nine months ended June 30, 2014, which represents the difference between the redemption payment and the carrying value of the debt, including unamortized discounts of $13 million and unamortized debt and issuance costs of $24 million as of the refinancing date.

Interest expense, net

Our interest expense, net, decreased by $21 million, or 13%, to $136 million for the nine months ended June 30, 2015 from $157 million for the nine months ended June 30, 2014. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014 partially offset by additional principal amount of debt outstanding in the current period.

Other expense

Other expense primarily consists of currency exchange movements associated with our Euro denominated debt and intercompany receivables and payables that are short term in nature. The current year expense is primarily due to currency exchange gains on our Euro denominated debt of $25 million, offset by losses on our intercompany loans of $42 million.

Income tax (expense) benefit

Our income tax expense increased $34 million to $7 million for the nine months ended June 30, 2015 compared to $27 million of income tax benefit for the nine months ended June 30, 2014.  The increase of $34 million in the income tax expense primarily relates to a lower pretax loss and the impact of the losses in certain jurisdictions for which no tax benefit could be recorded for the nine months ended June 30, 2015.

Net loss

Net loss decreased by $214 million, or 77%, to $65 million for the nine months ended June 30, 2015 from $279 million for the nine months ended June 30, 2014 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $3 million for the nine months ended June 30, 2015 and $3 million for the nine months ended June 30, 2014.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Recorded Music
Revenue	$1,870	$1,882	$(12)	-1%
OIBDA	302	203	99	49%
Operating income	130	27	103	—%
Music Publishing
Revenue	359	387	(28)	-7%
OIBDA	88	98	(10)	-10%
Operating income	36	45	(9)	-20%
Corporate expenses and eliminations
Revenue elimination	(13)	(13)	—	—%
OIBDA	(67)	(68)	1	2%
Operating loss	(76)	(77)	1	1%
Total
Revenue	2,216	2,256	(40)	-2%
OIBDA	323	233	90	39%
Operating income (loss)	90	(5)	95	—%

Recorded Music

Revenues

Recorded Music revenue decreased by $12 million, or 1%, to $1,870 million for the nine months ended June 30, 2015 from $1,882 million for the nine months ended June 30, 2014. U.S. Recorded Music revenues were $718 million and $702 million, or 38% and 37% of consolidated Recorded Music revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively. International Recorded Music revenues were $1,152 million and $1,180 million, or 62% and 63% of consolidated Recorded Music revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Recorded Music revenue was mainly driven by unfavorable impact of foreign currency exchange rates as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$541	$529	$12	2%
Product costs	384	424	(40)	-9%
Total cost of revenues	$925	$953	$(28)	-3%

Recorded Music cost of revenues decreased by $28 million, or 3%, to $925 million for the nine months ended June 30, 2015 from $953 million for the nine months ended June 30, 2014. The increase in artist and repertoire costs was primarily due to higher spend on developing unproven artists. The decrease in product costs was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to have higher costs and yield lower margins than our traditional revenue streams. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 50% for the nine months ended June 30, 2015 from 51% for the nine months ended June 30, 2014.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$306	$367	$(61)	-17%
Selling and marketing expense	322	340	(18)	-5%
Distribution expense	44	45	(1)	-2%
Total selling, general and administrative expense	$672	$752	$(80)	-11%

(1)	Includes depreciation expense of $29 million and $26 million for the nine months ended June 30, 2015 and June 30, 2014, respectively.

Recorded Music selling, general and administrative expense decreased by $80 million, or 11%, to $672 million for the nine months ended June 30, 2015 from $752 million for the nine months ended June 30, 2014. The decrease in Recorded Music general and administrative expense was primarily due to a decline in restructuring costs of $36 million, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $47 million and cost savings related to cost containment initiatives, partially offset by increased variable compensation expense of $21 million, primarily due to non-recurring performance driven reductions in bonus expense in the prior year. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 36% for the nine months ended June 30, 2015 from 40% for the nine months ended June 30, 2014.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$302	$203	$99	49%
Depreciation and amortization	(172)	(176)	4	2%
Operating income	$130	$27	$103	—%

Recorded Music OIBDA increased by $99 million, or 49%, to $302 million for the nine months ended June 30, 2015 from $203 million for the nine months ended June 30, 2014 as a result of decreased restructuring and other integration costs related to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 16% for the nine months ended June 30, 2015 from 11% for the nine months ended June 30, 2014.

Recorded Music operating income increased by $103 million to $130 million for the nine months ended June 30, 2015 from $27 million for the nine months ended June 30, 2014 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $28 million, or 7%, to $359 million for the nine months ended June 30, 2015 from $387 million for the nine months ended June 30, 2014. U.S. Music Publishing revenues were $141 million and $144 million, or 39% and 37%, of Music Publishing revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively. International Music Publishing revenues were $218 million and $243 million, or 61% and 63%, of Music Publishing revenues for the nine months ended June 30, 2015 and June 30, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates, which resulted in decreases in performance revenue and mechanical revenue offset by an increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$224	$237	$(13)	-6%
Total cost of revenues	$224	$237	$(13)	-6%

Music Publishing cost of revenues decreased by $13 million, or 6%, to $224 million for the nine months ended June 30, 2015 from $237 million for the nine months ended June 30, 2014, primarily driven by the decrease in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 62% for the nine months ended June 30, 2015 from 61% for the nine months ended June 30, 2014.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$50	$55	$(5)	-9%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$51	$56	$(5)	-9%

(1)	Includes depreciation expense of $4 million for both the nine months ended June 30, 2015 and June 30, 2014.

Music Publishing selling, general and administrative expense decreased by $5 million, or 9%, to $51 million for the nine months ended June 30, 2015 from $56 million for the nine months ended June 30, 2014. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 14% for the nine months ended June 30, 2015 and June 30, 2014.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Nine Months Ended June 30,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$88	$98	$(10)	-10%
Depreciation and amortization	(52)	(53)	1	2%
Operating income	$36	$45	$(9)	-20%

Music Publishing OIBDA decreased by $10 million, or 10%, to $88 million for the nine months ended June 30, 2015 from $98 million for the nine months ended June 30, 2014 as a result of lower Music Publishing revenue noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA remained flat at 25% for both the nine months ended June 30, 2015 and June 30, 2014.

Music Publishing operating income decreased by $9 million, or 20%, to $36 million for the nine months ended June 30, 2015 from $45 million for the nine months ended June 30, 2014 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $1 million, or 2%, to $67 million for the nine months ended June 30, 2015 from $68 million for the nine months ended June 30, 2014 due to cost containment initiatives offset by variable compensation.

Our operating loss from corporate expenses and eliminations decreased by $1 million, or 1%, to $76 million for the nine months ended June 30, 2015 from $77 million for the nine months ended June 30, 2014.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at June 30, 2015

At June 30, 2015, we had $2.996 billion of debt, $168 million of cash and equivalents (net debt of $2.828 billion, defined as total long-term debt, including the current portion, less cash and equivalents) and $254 million of Warner Music Group Corp. equity. This compares to $3.030 billion of debt, $157 million of cash and equivalents (net debt of $2.873 billion) and $371 million of Warner Music Group Corp. equity at September 30, 2014.

The $117 million decrease in Warner Music Group Corp.’s equity during the nine months ended June 30, 2015 was due to our $68 million net loss and foreign currency adjustments of $49 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2015 and June 30, 2014 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Nine Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating Activities	$118	$41
Investing Activities	(79)	(92)
Financing Activities	(15)	43

Operating Activities

Cash provided by operating activities was $118 million for the nine months ended June 30, 2015 as compared with cash provided by operating activities of $41 million for the nine months ended June 30, 2014. The primary drivers of the $77 million increase in cash provided by operating activities were an increase in comparative OIBDA of $90 million and lower comparative cash interest payments of $31 million due to our lower cost of debt. Offsetting this was the final PLG Acquisition cash payment and declines in deferred revenue and accounts receivable as a source of cash due to the timing of contractual advances on large digital service deals.

Investing Activities

Cash used in investing activities was $79 million for the nine months ended June 30, 2015 as compared with cash used in investing activities of $92 million for the nine months ended June 30, 2014. The $79 million of cash used in investing activities in the nine months ended June 30, 2015 consisted of $16 million of business acquisitions, $12 million to acquire music publishing rights and $51 million of capital expenditures. The $92 million of cash used in investing activities in the nine months ended June 30, 2014 consisted of $26 million of business acquisitions, $20 million to acquire music publishing rights and $46 million of capital expenditures.

Financing Activities

Cash used in financing activities was $15 million for the nine months ended June 30, 2015 compared to $43 million of cash provided by financing activities for the nine months ended June 30, 2014.

The $15 million of cash used in financing activities for the nine months ended June 30, 2015 represented $10 million in amortization payments on the Senior Term Loan Facility, $2 million repayment on our capital lease obligation and a $3 million distribution to our non-controlling interest holders.

The $43 million of cash used in financing activities for the nine months ended June 30, 2014 includes the $54 million net proceeds from the 2014 Refinancing, which included proceeds from the issuance of $935 million in new notes offset by $765 million in repayment of principal debt, $104 million of premiums and consent fees and $12 million of deferred financing costs. It also included $7 million in amortization payments on the Senior Term Loan Facility, a $2 million repayment on our capital lease obligation and a $2 million distribution to our non-controlling interest holders.

The $258 million proceeds from the Revolving Credit Facility during the nine months ended June 30, 2015 were an aggregate of all drawdowns during the current period.  Individual amounts were drawn and repaid in full during the current period, with no Revolving Credit Facility balance outstanding at June 30, 2015. Amounts were drawn during the current period to supplement short-term U.S. operating liquidity needs throughout the period. As of June 30, 2015, a significant portion of our operating cash balance resided outside of our U.S. operating companies.

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

Existing Debt as of June 30, 2015

As of June 30, 2015, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,285
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	176
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$2,996

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at June 30, 2015. There were no loans outstanding under the Revolving Credit Facility at June 30, 2015.

(b)

Principal amount of $1.290 billion less unamortized discount of $5 million at June 30, 2015. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt at June 30, 2015.

(c)	Face amount of €158 million. Above amount represents the dollar equivalent of such notes at June 30, 2015.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of June 30, 2015.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses and (7) share-based compensation expense. It also includes an adjustment for the pro forma impact of certain projected cost-savings and synergies. The indentures governing our notes and our Senior Term Loan Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended June 30, 2015. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended June 30, 2015
Net Loss	$(71)
Income tax expense	9
Interest expense, net	162
Depreciation and amortization	316
Restructuring costs (a)	22
Net hedging and foreign exchange losses (b)	18
Management fees (c)	9
Transaction costs (d)	12
Business optimization expenses (e)	11
Share based compensation expense (f)	2
Other non-cash charges (g)	9
Gain on sale of marketable securities	(2)
Pro forma impact of specified transactions and cost containment initiatives (h)	27
Pro Forma Consolidated EBITDA	$524
Consolidated Funded Indebtedness (i)	$2,756
Leverage Ratio (j)	5.26

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange.
(c)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(d)	Reflects integration and other nonrecurring costs related to the PLG Acquisition.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(g)	Reflects non-cash charges not included in other items above, including but not limited to loss on lease terminations.
(h)	Pro forma savings reflected in the table above relate to expected savings resulting from our cost containment initiatives.

(i)

Reflects the principal balance of external debt at Acquisition Corp. of approximately $2.851 billion, plus the annualized daily Revolving Credit Facility borrowings of $32 million, plus contractual obligations of deferred purchase price of $4 million, plus contingent consideration related to acquisitions of $2 million, plus the implied principal component under capital lease obligation of $17 million, less cash of $150 million.

(j)

Reflects the ratio of Consolidated Funded Indebtedness to Pro Forma Consolidated EBITDA as of the twelve months ended June 30, 2015. This is calculated net of cash and equivalents of the Company as of June 30, 2015 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility would have been 5.75x as of the quarter ending June 30, 2015. The maximum leverage ratio permitted will be 5.75x as of the end of each fiscal quarter of fiscal 2015. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase Holdings’ or Acquisition Corp.’s outstanding debt securities through open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our or Holdings’ outstanding debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2014, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2015, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2014.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2015, the Company had outstanding hedge contracts for the sale of $103 million and the purchase of $63 million of foreign currencies at fixed rates. Subsequent to June 30, 2015, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2015, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $4 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $3.001 billion of principal debt outstanding at June 30, 2015, of which $1.290 billion was variable rate debt and $1.711 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At June 30, 2015, 57% of the Company’s debt was at a fixed rate. In addition, at June 30, 2015, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at June 30, 2015, the fair value of the fixed rate and variable rate debt was approximately $3.001 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed rate debt by approximately $17 million. Due to the LIBOR floor of 1.0%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

Exhibit Number	Description

10.1(1)	Separation and Release Agreement, dated as of June 16, 2015, between Warner Music Group Corp. and Robert Wiesenthal

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2015, filed on August 6, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 17, 2015 (File No. 001-32502)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

August 6, 2015

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)