Form 10-K
period 2015-09-30
Warner Music Group Corp.
filed 2015-12-10
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of December 10, 2015 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

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

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the United States. We generated revenues of $2.966 billion during the fiscal year ended September 30, 2015.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, LPs and DVDs) and digital (such as downloads and streaming) formats. We have one of the world’s largest and most diverse recorded music catalogs, including 30 of the best-selling albums of all time in the U.S. (based on sale of 10 million or more units). Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fan clubs, sponsorships, concert promotions and artist management, among other areas. We often refer to these rights as “artist services and expanded-rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.501 billion during the fiscal year ended September 30, 2015.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 65,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $482 million during the fiscal year ended September 30, 2015.

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

On July 1, 2013, we completed the acquisition of PLG from Universal Music Group. PLG included a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG was comprised of the historic Parlophone label and Chrysalis and Ensign labels in the U.K., as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists included Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alborán, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato.

Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Warner Bros., Warner Classics, Warner Music Nashville and Word, as well as Warner/Chappell Music, one of the world’s leading music publishers.

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

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements beyond improving our IT infrastructure. We have contractual flexibility with regard to the timing and amounts of advances paid to recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital expenditure maintenance requirements are predictable. In order to improve operating efficiency, in 2013 we began a long-term capital expenditure plan to upgrade our IT systems. We expect to continue to make investments to upgrade our IT systems in fiscal 2016 as a result of this plan. In both fiscal years 2014 and 2015, we also incurred expenditures related to the relocation of our corporate headquarters. We also continue to focus on cost control by seeking sensible opportunities to convert fixed costs to variable costs, to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs and continuing to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital downloads of single tracks and albums and digital streaming of both audio and video content. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels through strong partnerships and developing innovative products and services to further leverage our content and rights. For the fiscal year ended September 30, 2015, digital revenue represented approximately 42% of our total revenue versus 40% for the fiscal year ended September 30, 2014.

We have integrated the development of innovative digital products and strategies throughout our business and have established a culture of product innovation. Through our digital initiatives we have established strong relationships with our customers and have become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Diversified Revenue Streams through Expanded-Rights Deals. We have been expanding our relationships with recording artists to partner with them in other areas of their careers by entering into expanded-rights or 360° deals. Under these arrangements, we participate in sources of revenue outside of the recording artist’s record sales, such as live performances, merchandising, fan clubs, artist management and sponsorships. We believe we also have improved sponsorship and branding opportunities through the PLG Acquisition. These opportunities have allowed us, and we believe will continue to allow us, to further diversify our revenue base. The vast majority of these agreements are signed with recording artists in the early stages of their careers. As a result, we expect the revenue streams derived from these deals to increase in value over time as we help recording artists on our active global Recorded Music roster gain prominence.

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

Capitalize on Digital Distribution. The growth of digital formats will continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry. Legitimate digital music services offer ease of use, discovery, quality, portability and seamlessness relative to illegal alternatives. The latest annual survey conducted by MusicWatch shows that legitimate digital music offerings have attracted large numbers of consumers. According to MusicWatch, a projected 37 million U.S. consumers age 13 and over bought digital music downloads in 2014, while a projected 133 million consumers age 13 and over streamed music online, through ad-supported services or paid subscriptions, over the same period.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the twelve months ending on September 30, 2015, our Recorded Music digital revenue exceeded physical revenue. Research conducted by MusicWatch covering activity in the second calendar quarter of 2015 shows that roughly 40% of all U.S. Internet consumers age 13 and over used ad-supported Internet radio services like the free version of Pandora during the quarter and close to 60% used online video services like YouTube to watch or listen to music videos; close to a quarter listened to music via ad-supported iterations of dedicated on-demand audio streaming services like Spotify, while usage of paid subscription versions of Internet radio and on-demand music streaming services approached the 10% mark during the period. In addition, with the number of total smartphones in use around the world expected to reach 3.9 billion by 2019 according to forecasts from PricewaterhouseCoopers, we expect that mobile will continue to represent significant opportunity for music-based content. Figures from comScore’s July 2015 MobiLens Plus data release show that the uptake of music among users of such phones is significant: according to the data, more than half of existing smartphone users in the U.S. and 45% of their counterparts in the U.K., listened to music downloaded and stored or streamed on their handsets from services such as iTunes, Pandora, iHeartRadio, Deezer and Spotify, among other sources, during the month. We believe that the demand for music-related products, services and applications that are optimized for smartphones and tablets will continue to grow with the further development of these platforms.

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

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, continue to take multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. We expect that the effectiveness of technological measures to deter piracy will continue to improve including the ability to automate large-scale takedowns of infringing links, the identification of major brands advertising on rogue sites, sending notices via ISPs to repeat infringers and website/domain blocking and takedowns of infringing mobile applications. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy. Research conducted by IFPI, based on data provided by recognized third-party research firms comScore and Nielsen, shows that global piracy is on the decline, with the number of fixed-line pirate users falling from over 30% of the global Internet population in July 2012 to 20% of the Internet population based on the most recent estimates published in the IFPI Digital Music Report 2015.

Recorded Music (84%, 83% and 83% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2015, 2014 and 2013)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and promoting artists and their products.

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics, Warner Music Nashville and Word.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iTunes Radio, iHeart Radio, Pandora and Sirius XM.

We have integrated the exploitation of digital content into all aspects of our business, including artist and repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as concert promotion and management has permitted us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows us to more effectively connect artists and fans.

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

Manufacturing, Packaging and Physical Distribution

Technicolor SA, a technology provider for the media and entertainment sectors, which recently acquired the North American optical disc manufacturing and distribution assets from Cinram Group Inc. (collectively, with its affiliates and subsidiaries, “Cinram”), is currently our primary supplier of manufacturing, packaging and physical distribution services in the U.S. and Canada. We also have arrangements with other suppliers and distributors, in addition to Cinram, as part of our manufacturing, packaging and physical distribution network throughout the rest of the world. We believe that the pricing terms of our manufacturing, packaging and physical distribution agreements reflect market rates.

Sales and Digital Distribution

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

We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music. The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online service providers, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Various mobile service providers also offer their subscribers the ability to stream or download music on mobile devices. We currently partner with a broad range of online service providers and mobile service providers, such as Amazon, Apple, Deezer, KKBox, Rhapsody, Spotify, Telefonica, TIM, YouTube and Google, and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to three years. We believe that the short-term nature of our agreements enables us to maintain the flexibility that we need given the continuing changes to digital business models.

We enter into agreements with these service providers to make our masters available for access in digital formats (e.g., digital downloads, streaming, mobile ringtones, etc.). We then provide digital assets for our masters to these service providers in an accessible form. Our agreements with these service providers establish our fees for the distribution of our product, which vary based on the type of product being distributed. We typically receive accounting reports from these service providers on a monthly basis, detailing the distribution activity, with payments rendered on a monthly or quarterly basis.

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

Music Publishing (16%, 17% and 17% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2015, 2014 and 2013)

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the composition.

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner/Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for Latin Music in 2015, to add to the successes of Top Publisher in each of Pop, Country and Urban categories in 2014. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

Music Publishing Portfolio

Representative Songwriters

Steve Aoki	Brett James	Radiohead
Beyoncé	Jay Z	The Ramones
Belly	Ian Kirkpatrick	Red Hot Chili Peppers
Michelle Branch	Kool & the Gang	R.E.M.
Brody Brown	Lady Antebellum	Pricilla Renea
Bruno Mars	Kendrick Lamar	Damien Rice
Michael Bublé	Led Zeppelin	Rihanna
Captain Cuts	Lil Wayne	Liz Rose
Harry Chapin	Little Big Town	Mort Shuman
Eric Clapton	Tove Lo	Stephen Sondheim
Dido	Madonna	Staind
Sean Douglas	Maná	A Thousand Horses
Dream	Johnny Mercer	Justin Trantor
Dr. Dre	George Michael	Twenty One Pilots
Echosmith	Julia Michaels	Van Halen
fun.	Nick Monson	Roger Waters
Nicole Galyon	Van Morrison	Kurt Weill
Kenneth Gamble and Leon Huff	Muse	Barry White
George and Ira Gershwin	Kacey Musgraves	Mike Will
Barry Gibb	Dave Mustaine	John Williams
Brantley Gilbert	Tim Nichols	Lucinda Williams
Ashley Gorley	Nickelback	Pharrell Williams
Green Day	Paramore	Wiz Kalifa
Halestorm	Katy Perry	Wolf Cousins
Jerome Harmon	Plain White T’s	Rob Zombie
Ben Hayslip	Cole Porter

Representative Songs

1950s and Prior	1960s	1970s
As Time Goes By	Build Me Up Buttercup	A Horse With No Name
Dream A Little Dream Of Me	Everyday People	Ain’t No Stopping Us Now
Frosty The Snowman	For What It’s Worth	Hot Stuff
Jingle Bell Rock	I Only Want To Be With You	Killing Me Softly
Misty	Save The Last Dance For Me	Layla
Night And Day	This Magic Moment	Listen To The Music
Summertime	Viva Las Vegas	Moondance
That’s All Right	Walk On By	Stairway To Heaven
When I Fall In Love	When A Man Loves A Woman	Star Wars Theme
Winter Wonderland	Whole Lotta Love	Staying Alive

1980s	1990s	2000s	2010 and after
Celebration	Believe	American Idiot	Drunk In Love
Endless Love	Creep	Crazy	Firework
Eye Of The Tiger	End Of The Road	Crazy In Love	Glad You Came
Flashdance	Gonna Make You Sweat	Gotta Be Somebody	Grenade
Indiana Jones Theme	Livin’ La Vida Loca	Hey There Delilah	Just The Way You Are
Jump	Losing My Religion	Home	Let It Go
Like A Prayer	Macarena	I Kissed A Girl	See You Again
Morning Train	Smooth	Rockstar	Somebody That I Used To Know
Slow Hand	Sunny Came Home	Umbrella	Uptown Funk
The Wind Beneath My Wings	This Kiss	White Flag	We Are Young

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

Performance: performance of the song to the general public

●	Broadcast of music on television, radio and cable
●	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
●	Broadcast of music at sporting events, restaurants or bars
●	Performance of music in staged theatrical productions

Mechanical: sale of recorded music in various physical formats

●	Physical recordings such as CDs, Vinyl, LPs, and DVDs

Synchronization: use of the song in combination with visual images

●	Films or television programs
●	Television commercials
●	Videogames
●	Merchandising, toys or novelty items

Digital: sale of recorded music in various digital formats

●	Digital recordings such as digital downloads and streaming services

Other:

●	Licensing of copyrights for use in printed sheet music

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

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2014, the three largest major record companies were Universal Music, Sony Music and us, which collectively accounted for 74% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 26%, including independent music companies. Universal Music was the market leader with a 34% worldwide market share in 2014 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music with a 23% share. We held a 17% share of worldwide recorded music sales globally in 2014.

The music publishing business is also highly competitive. The top three music publishers collectively accounted for 65% of the market. Based on Music & Copyright’s most recent estimates published in April 2015, Sony/ATV was the market leader in music publishing in 2014 with a 30% share (reflecting its administration of the EMI music publishing assets).  Universal Music Publishing, having acquired BMG Music Publishing Group in 2007, was the second largest music publisher with a 23% share, followed by us (Warner/Chappell) at 13%. There are many mid-sized and smaller players in the industry that represent the balance of the market, including many individual songwriters who publish their own works.

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

Employees

As of September 30, 2015, we employed approximately 4,211 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments

Financial and other information by segment, and relating to foreign and domestic operations, and customer concentration for each of the last three fiscal years is set forth in Note 15 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2014, according to IFPI, generated $15.0 billion in trade value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of the third calendar quarter of 2015 (i.e., the week ending October 1, 2015), according to SoundScan, 53% of all calendar year-to-date U.S. album unit sales were from recordings more than 18 months old, with 44% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, Germany, the U.K., and France) collectively accounted for 74% of the related sales in the recorded music market in calendar year 2014. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 33% of total calendar year 2014 recorded music sales on a trade value basis. The U.S. and Japan are largely local music markets, with 93% and 83% of their calendar year 2014 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with domestic repertoire in that territory constituting a relatively lower 52% of physical music sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers in recent years. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. Mass-market retailers accounted for 17% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S. in calendar year 2014, according to SoundScan data. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. unit sales and combined they accounted for 69% of total industry unit sales in calendar year 2014. In addition, revenues resulting from music streaming services now represent a significant share of the overall recorded music market in the U.S. Data published by the RIAA shows that when the streaming category was taken into account, it was responsible for 27% of total estimated industry retail value in calendar year 2014. In terms of genre, rock remains the most popular style of music in the U.S. overall, representing 29% of the music purchased and consumed on streaming services in the U.S. in calendar year 2014, as captured and calculated by Nielsen Entertainment, although genres such as rap/hip-hop, R&B, country, pop, electronic/dance music (EDM), and Latin music are also popular and outperform in specific formats.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2014, the physical business experienced a 7% year-over-year decline on a value basis. Performance in calendar year 2015 thus far suggests that declines may be sustained this year as well. According to SoundScan, through the end of calendar Q3 2015 (i.e., the week ending October 1, 2015), calendar year-to-date U.S. recorded music album unit sales (excluding sales of digital tracks) were down 4% year-over-year. According to SoundScan, adding digital track sales to the unit album totals based on SoundScan’s standard ten-tracks-per-album equivalent, the U.S. music industry was down 6% in overall album unit sales calendar year-to-date through Q3 2015, reflecting greater softness in digital track sales compared to full album sales this year. The overall declining trend that has been experienced in the U.S. has also been witnessed in international markets, with the extent of declines driven primarily by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

●

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer filesharing networks such as BitTorrent and Frostwire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI identified more than 40 million infringing music files for removal online in 2014, a fraction of the tens of billions of files that are estimated to be downloaded illegally.
●

Industrial piracy (also called counterfeiting or physical piracy) involves mass production of illegal CDs in factories. This form of piracy is largely concentrated in developing regions, and has existed for more than two decades. The sale of legitimate recorded music in these developing territories is limited by the dominance of pirated products, which are sold at substantially lower prices than legitimate products. Based upon most recent data available, the International Intellectual Property Alliance (IIPA) estimated that U.S. trade losses due to physical piracy of records and music in 39 key countries/territories around the world with copyright protection and/or enforcement deficiencies totaled $1.5 billion in 2009. At that time, the IIPA believed that piracy of records and music was most prevalent in territories such as Indonesia, China, the Philippines, Mexico, India and Argentina, where piracy levels were at 60% or above.

In 2003, the industry launched an intensive campaign to limit piracy that focused on four key initiatives:

●

Technological: The technological measures against piracy are geared towards degrading the illegal filesharing process and tracking providers and consumers of pirated music. These measures include spoofing, watermarking, copy protection, the use of automated webcrawlers and access restrictions.

●

Educational: Led by RIAA and IFPI, the industry launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by The NPD Group, a market research firm, in December 2013 showed that about 1 in 10 U.S. Internet users aged 13 or older who stopped or decreased their usage of filesharing services for music in the year covered by the survey were motivated by concerns about being sued and/or the legality of such services, as well as moral implications. Research conducted by Ipsos across 13 countries, as cited in the IFPI Digital Music Report 2015, found that a majority (52%) of respondents agreed that “downloading or streaming without the copyright owners’ permission was theft.”

●

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against commercial file-sharing sites, as well as cooperating with law-enforcement when criminal cases are appropriate. In April 2015, the industry reached a settlement agreement with Grooveshark that completely shut down its unauthorized streaming service.  In September, the file-sharing sites Sharebeast and Albumjams.com, which were sources of a large number of pre-release leaks and millions of unpaid downloads, were shut down by the FBI.  In addition, the industry has been successful in obtaining blocking orders in many countries, including the U.K., France, Italy, South Korea, Belgium, Spain and Portugal, that make it more difficult for end users to access infringing sites, such as Bit Torrent sites. Finally, in both China and Russia, the courts have been more willing to issue rulings to combat unauthorized distribution.  Such rulings allow for the potential growth of licensed services in these countries, which have been stymied by rampant content piracy.

●

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and streaming music services began to be established in 2001 beginning with the launch of Rhapsody in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download and ad-supported and subscription streaming music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in the 2015 edition of their annual “Recording Industry in Numbers” publication, there are over 400 legal digital music services providing alternatives to illegal filesharing in markets around the world, with major international services operating in more than 150 territories. Devices such as smartphones and tablets that are equipped with new capabilities are increasingly offering consumers greater capability to acquire and consume full-track downloads and streaming audio and video through mobile platforms as well as online. These devices are further facilitating usage of legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have contained piracy levels. A survey conducted by MusicWatch covering activity in the second calendar quarter of 2015 showed that incidence of peer-to-peer (P2P) sharing of music among U.S. Internet users aged 13 or older was essentially flat versus earlier quarters. The survey also reflected that other types of unauthorized music sharing, such as the downloading of music via mobile apps, and exchanging of music files via email and instant messaging (IM) services, was stable compared to the fourth calendar quarter of 2014.

Internationally, we believe governmental initiatives designed to protect intellectual property should also be helpful to the music industry and measures are being adopted in an increasing number of countries to achieve better ISP cooperation. Solutions to online piracy and making progress towards meaningful ISP cooperation against online piracy are also being adopted or pursued through government-sponsored negotiations of codes of practice or cross-industry agreements and remedies arising out of litigation, such as obtaining injunctions requiring ISPs to block access to infringing sites. We believe these actions, as well as other actions also currently being taken in many countries around the world, represent a positive trend internationally and a recognition by governments around the world that urgent action is required to reduce online piracy and in particular unlawful filesharing because of the harm caused to the creative industries. While these governmental actions have not come without some controversy, we continue to lobby for legislative change through music industry bodies and trade associations in jurisdictions where enforcement of copyright in the context of online piracy remains problematic due to existing local laws or prior court decisions.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in downloads and streaming. The worldwide professional music publishing market was estimated to have generated $4.05 billion in revenues in calendar year 2014 according to figures published in April 2015 by Music & Copyright.

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

The industry has experienced negative growth rates on a global basis since 1999 and the worldwide recorded music market has contracted considerably. Illegal downloading of music, CD-R piracy, industrial piracy, economic recession, bankruptcies of record wholesalers and retailers, and growing competition for consumer discretionary spending and retail shelf space may have all contributed to the decline in the recorded music industry. Additionally, the period of growth in recorded music sales driven by the introduction and penetration of the CD format has long ended. While CD sales still generate a significant portion of the recorded music revenues globally, CD sales continue to decline industry-wide and we expect that trend to continue. However, new formats for selling recorded music product have been created, including the legal downloading and streaming of digital music and revenue streams from these new channels have emerged. These new digital revenue streams are important as they are partially offsetting declines in physical sales and represent a growing area of our Recorded Music business. In addition, we are also taking steps to broaden our revenue mix into growing areas of the music business, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist management. As our expansion into these new areas is fairly recent, we cannot determine how our expansion into these new areas will impact our business. Despite these factors, the industry continues to be negatively impacted as a result of ongoing digital piracy and the transition from physical to digital sales in the recorded music business. Accordingly, the recorded music industry performance may continue to negatively impact our operating results. While it is believed within the recorded music industry that growth in digital revenues will re-establish a growth pattern for recorded music sales, the timing of the recovery cannot be established with accuracy nor can it be determined how these changes will affect individual markets. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from mechanical royalties attributable to the sale of music in CD and other physical recorded music formats. Digital downloads remain a key revenue stream for the recorded music industry, and there has been ample growth in the streaming category, resulting in the latter’s increasing contribution to overall industry digital revenues. According to IFPI, digital downloads accounted for 52% of digital revenues in 2014. Streaming revenue, which includes revenue from ad-supported and subscription services, accounted for 32% of digital revenues in 2014, up 7 percentage points year-over-year. Although revenues from digital downloads fell by 8% in 2014, the decline was offset by an increase in streaming revenue, helping digital revenues grow by 6.9%. Streaming models comprise a range of margins. For some streaming models, our margins are superior to those for downloads and for others, our margins are slightly less. We expect these trends to continue to impact our results for the foreseeable future.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs or profit margins associated with new digital business, including the impact of ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Wal-Mart and Target, as well as online retailers and digital music services such as Amazon, Apple Music and Google Play will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. See “—We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

We may have difficulty addressing the threats to our business associated with digital piracy.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to IFPI’s 2009 Digital Music Report. Separately, data provided by comScore and Nielsen and cited by IFPI in IFPI’s 2015 Digital Music Report indicates that 20% of Internet users globally still access unauthorized digital sites/services on desktop-based devices on a regular basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” and mobile app-based downloading of unauthorized content. As the business shifts to streaming music or access models, piracy in these models is increasing. For example, the practice of “stream-ripping,” where websites or software programs enable end-users to obtain an unauthorized copy of the audio file associated with a music video, is a growing practice among young people and in parts of the world with high mobile data costs. A substantial portion of our revenue comes from the sale of audio products and streaming services that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales and subscriptions is hard to quantify but we believe that illegal filesharing has a substantial negative impact on music sales. We are working to control this problem in a variety of ways including by litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by enabling legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

Organized industrial piracy may lead to decreased sales.

The global organized commercial pirate trade is a significant threat to content industries, including the music sector. A 2011 study by Frontier Economics cited by IFPI, estimates that digitally pirated music, movies and software was valued at $30 billion to $75 billion and IFPI’s 2015 Digital Music Report cited research conducted by MediaLink on behalf of the Digital Citizens Alliance that placed advertising revenues generated by 596 piracy sites at $227 million. In addition, a 2010 economic study conducted by Tera Consultants in Europe found that if left unabated, digital piracy could result in an estimated loss of 240 billion Euros in retail revenues for the creative industries—including music—in Europe over the period from 2008 to 2015. Unauthorized copies and piracy have contributed to the decrease in the volume of legitimate sales. They have had, and may continue to have, an adverse effect on our business.

Legitimate channels for digital distribution of our creative content are a fairly recent development, and their impact on our business is unclear and may be adverse.

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us in the future. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales industry-wide over time. However, legitimate channels for digital distribution are a fairly recent development and we cannot predict their impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales especially as an ever greater percentage of our digital revenue comes from sources other than downloads. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the mix of digital services is changing and not all services will be equally remunerative. Ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws, may be substitutional for more remunerative paid services. In addition, the transition to greater sales through digital channels has introduced uncertainty regarding the potential impact of the “unbundling” of the album on our business. In addition, if piracy continues unabated and legitimate digital distribution channels fail to continue to gain consumer acceptance, our results of operations could be harmed. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of digital music services, in particular Apple’s iTunes Music Store, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading digital music services that sell consumers digital music. Currently, the largest U.S. online music store, iTunes, typically charges U.S. consumers prices ranging from $0.69 to $1.29 per single-track download. We have limited ability to increase our wholesale prices to digital service providers for digital downloads as Apple’s iTunes controls the majority of the legitimate digital music track download business in the United States according to third-party estimates. If Apple’s iTunes were to adopt a lower pricing model or if there were structural changes to other download pricing models, we may receive substantially less per download for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of downloads. Additionally, Apple’s iTunes and other digital music services at present accept and make available for sale all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

Our involvement in intellectual property litigation could adversely affect our business.

Our business is highly dependent upon intellectual property, an area that has encountered increased litigation in recent years. If we are alleged to infringe the intellectual property rights of a third-party, any litigation to defend the claim could be costly and would divert the time and resources of management, regardless of the merits of the claim. There can be no assurance that we would prevail in any such litigation. If we were to lose a litigation relating to intellectual property, we could be forced to pay monetary damages and to cease the sale of certain products or the use of certain technology. Any of the foregoing may adversely affect our business.

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

We are a global company with strong local presences, which have become increasingly important as the popularity of music originating from a country’s own language and culture has increased in recent years. Our mix of national and international recording artists and songwriters provides a significant degree of diversification for our music portfolio. However, our creative content does not necessarily enjoy universal appeal. As a result, our results can be affected not only by general industry trends, but also by trends, developments or other events in individual countries, including:

●	limited legal protection and enforcement of intellectual property rights;
●	restrictions on the repatriation of capital;
●	fluctuations in interest and foreign exchange rates;
●	differences and unexpected changes in regulatory environment, including environmental, health and safety, local planning, zoning and labor laws, rules and regulations;
●

varying tax regimes which could adversely affect our results of operations or cash flows, including regulations relating to transfer pricing and withholding taxes on remittances and other payments by subsidiaries and joint ventures;

●	exposure to different legal standards and enforcement mechanisms and the associated cost of compliance;
●	difficulties in attracting and retaining qualified management and employees or rationalizing our workforce;
●	tariffs, duties, export controls and other trade barriers;
●	longer accounts receivable settlement cycles and difficulties in collecting accounts receivable;
●	recessionary trends, inflation and instability of the financial markets;
●	higher interest rates; and
●	political instability.

We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs. For example, our results for the fiscal year 2015 were impacted by the continued strengthening of the U.S. dollar against most currencies. See “—Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.” Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profit-making operations in developing countries.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employment arrangements. We do not have a direct employment arrangement with our CEO and certain of our other executive officers have at-will employment letters. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in the Warner Music Group Corp. Senior Management Cash Flow Plan, and the at-will employment letters were a condition to their participation in the Plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

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

As of September 30, 2015, we had $1.632 billion of goodwill and $119 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music industry. The Company performed an annual assessment, at July 1, 2015, of the recoverability of its goodwill and indefinite-lived intangibles as of September 30, 2015, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.514 billion of definite-lived intangible assets as of September 30, 2015. Financial Accounting Standard Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended September 30, 2015. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our Consolidated Financial Statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our Consolidated Financial Statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 61% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2015. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates.

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

Any future strategic transaction could involve numerous risks, including:

●	potential disruption of our ongoing business and distraction of management;
●	potential loss of recording artists or songwriters from our rosters;
●	difficulty integrating the acquired businesses or segregating assets to be disposed of;
●	exposure to unknown and/or contingent or other liabilities, including litigation arising in connection with the acquisition, disposition and/or against any businesses we may acquire;
●	reputational or other damages to our business as a result of a failure to consummate such a transaction for, among other reasons, failure to gain anti-trust approval; and
●	changing our business profile in ways that could have unintended consequences.

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

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we outsource a significant portion of our IT infrastructure functions to a third-party. This outsourcing initiative is a component of our ongoing strategy to monitor our costs and to seek additional cost savings. As a result, we rely on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we outsource certain finance and accounting functions. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

Additionally, we are currently in the process of implementing substantial changes to our IT systems. We may not be able to successfully implement these systems in an effective manner. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of our new IT systems. If there are technological impediments, unforeseen complications, errors or breakdowns in implementing this new core operating system or if this new core operating system does not meet the requirements of our customers, our business, financial condition, results of operations or customer perceptions may be adversely affected.

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. See “—The recorded music industry has been declining and may continue to decline, which may adversely affect our prospects and our results of operations.” Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In addition, as PLG had meaningful operational overlap with our existing business we implemented a restructuring and integration plan and achieved cost savings in conjunction with the PLG Acquisition.

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

We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities. In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws are likely to result in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers.

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

We are highly leveraged. As of September 30, 2015, our total consolidated indebtedness, including the current portion, was $2.994 billion. In addition, we would have been able to borrow up to $150 million under our Revolving Credit Facility (not giving effect to letters of credit outstanding of approximately $5 million as of September 30, 2015).

Our high degree of leverage could have important consequences for our investors. For example, it may:

●	make it more difficult for us to make payments on our indebtedness;
●	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;
●	expose us to the risk of increased interest rates because any borrowings we make under the New Senior Credit Facilities will bear interest at variable rates;
●

require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other investments and expenses;

●

limit our ability to refinance existing indebtedness on favorable terms or at all or borrow additional funds in the future for, among other things, working capital, acquisitions or debt service requirements;

●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	place us at a competitive disadvantage compared to competitors that have less indebtedness; and
●	limit our ability to borrow additional funds that may be needed to operate and expand our business.

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

The indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to, among other things:

●	incur additional debt or issue certain preferred shares;
●	create liens on certain debt;
●	pay dividends on or make distributions in respect of our capital stock or make investments or other restricted payments;
●	sell certain assets;
●	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make certain other intercompany transfers;
●	enter into certain transactions with our affiliates; and
●	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreements governing the Senior Term Loan Facility and Revolving Credit Facility contain a number of covenants that limit our ability, Holdings’ ability and the ability of our restricted subsidiaries to:

●	pay dividends on, and redeem and purchase, equity interests;
●	make other restricted payments;
●	make prepayments on, redeem or repurchase certain debt;
●	incur certain liens;
●	make certain loans and investments;
●	incur certain additional debt;
●	enter into guarantees and hedging arrangements;
●	enter into mergers, acquisitions and asset sales;
●	enter into transactions with affiliates;
●	change the business we and our subsidiaries conduct;
●	restrict the ability of our subsidiaries to pay dividends or make distributions;
●	amend the terms of subordinated debt and unsecured bonds; and
●	make certain capital expenditures.

Our ability to borrow additional amounts under the Senior Credit Facilities will depend upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

Our failure to comply with obligations under the instruments governing our indebtedness may result in an event of default under such instruments. We cannot be certain that we will have funds available to remedy these defaults. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

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

Despite our indebtedness levels, we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or ten years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space. We consolidated employees formerly located at 75 Rockefeller Center, 1290 Avenue of the Americas and other smaller locations in New York City into our headquarters at 1633 Broadway. We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business. We also have a five-year lease ending on September 30, 2017 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014 and an amended Class Certification brief on October 12, 2015. The Company’s opposition to the amended brief is due February 9, 2016 and the plaintiffs’ reply in support of the brief is due June 8, 2016. The Company filed its answer to the fourth amended complaint on October 9, 2015. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

There is no established public trading market for any class of our common equity. As of December 10, 2015, there were 1,055 shares of our common stock outstanding. Affiliates of Access Industries, Inc. currently own 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in the fiscal years ended September 30, 2015, 2014 or 2013. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Term Loan Facility and the Revolving Credit Facility.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2015 and 2014, and the statement of operations and other data for the fiscal years ended September 30, 2015, 2014 and 2013 have been derived from our audited financial statements included in this annual report on Form 10-K and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this annual report on Form 10-K. In addition, in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), we have separated our historical financial results for the period from July 20, 2011 to September 30, 2011 (“Successor”) and for the period from October 1, 2010 to July 19, 2011 (“Predecessor”). Successor and Predecessor periods are presented on different bases and are, therefore, not comparable.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Successor					Predecessor
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	From July 20, 2011
	Ended	Ended	Ended	Ended	through	From October 1,
	September 30,	September 30,	September 30,	September 30,	September 30,	2010 through
	2015	2014	2013	2012	2011	July 19, 2011
	(in millions)
Statement of Operations Data:
Revenues	$2,966	$3,027	$2,871	$2,780	$556	$2,311
Net loss attributable to Warner Music Group Corp. (1) (2)	(91)	(308)	(198)	(112)	(31)	(174)
Diluted loss per common share (3)						(1.15)
Dividends per common share						—

Balance Sheet Data (at period end):
Cash and equivalents	$246	$157	$155	$302	$154
Total assets	5,671	5,954	6,252	5,278	5,380
Total debt (including current portion of long-term debt)	2,994	3,030	2,867	2,206	2,217
Warner Music Group Corp. equity (deficit)	221	371	726	927	1,065

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$222	$130	$159	$209	$(64)	$12
Investing activities	(95)	(155)	(808)	(58)	(1,292)	(155)
Financing activities	(19)	37	511	(3)	1,199	5
Capital expenditures	(63)	(76)	(34)	(32)	(11)	(37)

(1)

Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2015 includes $2 million of PLG restructuring charges and $5 million of PLG-related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2014 includes $50 million of PLG restructuring charges, $59 million of PLG-related professional fees and integration costs and loss on extinguishment of debt of $141 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2013 includes a transaction fee under the Management Agreement of $11 million related to the PLG Acquisition, $22 million of PLG restructuring charges, and $43 million of PLG-related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the period from July 20, 2011 through September 30, 2011 and for the period from October 1, 2010 through July 19, 2011 include $10 million and $43 million of transaction costs, respectively, in connection with the Merger.

(2)

Net loss attributable to Warner Music Group Corp. includes severance charges unrelated to the PLG Acquisition of $6 million, $7 million, $11 million, $42 million, $9 million and $29 million for the fiscal year ended September 30, 2015, the fiscal year ended September 30, 2014, the fiscal year ended September 30, 2013, the fiscal year ended September 30, 2012, the period from July 20, 2011 through September 30, 2011, and the period from October 1, 2010 through July 19, 2011, respectively.

(3)	Net loss per share for our Predecessor results were calculated by dividing net loss attributable to Warner Music Group Corp. by the weighted average common shares outstanding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions (including the acquisition of Parlophone Label Group) we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, including expected cost savings and other synergies and benefits from our acquisition of Parlophone Label Group, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

●	the continued decline in the global recorded music industry and the rate of overall decline in the music industry;
●	downward pressure on our pricing and our profit margins and reductions in shelf space;
●	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
●	threats to our business associated with digital piracy;
●	the significant threat posed to our business and the music industry by organized industrial piracy;
●	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
●	the diversity and quality of our portfolio of songwriters;
●	the diversity and quality of our album releases;
●	the impact of legitimate channels for digital distribution of our creative content;
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

●	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
●	changes in law and government regulations; and
●	risks related to other factors discussed under “Risk Factors” of this Annual Report.

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

●

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2015, September 30, 2014 and September 30, 2013. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2015, September 30, 2014 and September 30, 2013, as well as a discussion of our financial condition and liquidity as of September 30, 2015. The discussion of our financial condition and liquidity includes a summary of the key debt compliance measures under our debt agreements.

●

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

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue on a constant-currency basis in addition to reported revenue helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares revenue between periods as if exchange rates had remained constant period over period. We use revenue on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year results using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” These results should be considered in addition to, not as a substitute for, revenue reported in accordance with U.S. GAAP. Revenue on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics, Warner Music Nashville and Word.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iTunes Radio, iHeart Radio, Pandora and Sirius XM.

We have integrated the exploitation of digital content into all aspects of our business, including artist and repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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
●

Artist services and expanded-rights: the rightsholder receives revenues with respect to artist services businesses and our participation in expanded-rights associated with our artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing and artist and brand management; and

●

Licensing: the rightsholder receives royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and videogames; the rightsholder also receives royalties if sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner/Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for Latin Music in 2015, to add to the successes of Top Publisher in each of Pop, Country and Urban categories in 2014. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

Music Publishing revenues are derived from five main sources:

●

Performance: the rightsholder receives revenues if the composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;

●	Mechanical: the rightsholder receives revenues with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, vinyl and DVDs;
●

Digital: the rightsholder receives revenues with respect to compositions embodied in recordings sold in digital download services, streaming services, other online and mobile digital music services and digital performance;

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

Acquisition of the Parlophone Label Group

On July 1, 2013, the Company completed the acquisition of Parlophone Label Group (“PLG”) from Universal Music for £487 million, subject to a closing working capital adjustment, in an all-cash transaction (the “PLG Acquisition”) pursuant to a Share Sale and Purchase Agreement (the “PLG Agreement”). The final working capital adjustment was received from Universal Music on November 21, 2014. The total working capital adjustment, including the previously disclosed preliminary adjustment of £13 million and the final adjustment, was £36 million, bringing the final purchase price, net of cash received of £31 million, to £492 million. See also “PLG Working Capital Adjustment” below. PLG included a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG was comprised of the historic Parlophone label and Chrysalis and Ensign labels in the U.K., as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists include Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alborán, Pink Floyd, Radiohead, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. These businesses have been rebranded, respectively, as Warner Classics and Erato.

Recent Developments

Pandora

On April 17, 2014, we joined with UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC and ABKCO Music & Records, Inc. in a lawsuit brought against Pandora Media Inc. in the Supreme Court of the State of New York, alleging copyright infringement for Pandora’s use of pre-1972 sound recordings. A settlement was reached on October 23, 2015 pursuant to which Pandora will pay the plaintiffs a total of $90 million and the plaintiffs dismissed their lawsuit with prejudice. Of the total $90 million, $60 million was paid upon settlement and the remaining amount will be paid in four equal installments of $7.5 million from January 1, 2016 through October 1, 2016. The settlement resolves all past claims as to Pandora’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Pandora, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. The allocation of the settlement proceeds among the plaintiffs has not yet been determined.  We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Pandora is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange. We will record the settlement in our financial statements once it is realized, which is expected to be at the time the allocation to the Company can be reasonably determined.

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

Factors Affecting Results of Operations and Financial Condition

PLG-Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. Total professional fees and integration costs amounted to approximately $5 million for the fiscal year ended September 30, 2015, $59 million for the fiscal year ended September 30, 2014 and $43 million for the fiscal year ended September 30, 2013, and were recorded in the consolidated statements of operation within general and administrative expense. All material integration costs have been incurred at the end of fiscal 2015.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO. As of September 30, 2015, the Restructuring Plan was complete and resulted in approximately $74 million in restructuring costs, which were made up of employee-related costs of $67 million, real estate costs of $6 million and other costs of $1 million. Total restructuring costs of $2 million were incurred in the fiscal year ended September 30, 2015 with respect to these actions, which consisted of $2 million of real estate costs. Total restructuring costs of $50 million were incurred during the fiscal year ended September 30, 2014 with respect to these actions, which consisted of $45 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total cash payments of $72 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility.

The $74 million in restructuring costs do not include other integration and other nonrecurring costs related to the PLG Acquisition noted above, which do not qualify as restructuring costs. These actions were completed and resulted in cost savings and other synergies of approximately $70 million.

PLG Working Capital Adjustment

We recorded the final working capital adjustment of $38 million (£23 million) related to our PLG Acquisition in the fiscal year ended September 30, 2014. We also released various asset and liability balances as they are settled as a result of the final completion statement. This represents the finalization of the purchase price for PLG and resulted in a charge of $4 million recorded to the income statement as the measurement period for this acquisition has closed. We have accrued for the impact in our results for the year ended September 30, 2014 as it represents the culmination of our previously estimated adjusted purchase price for PLG as described in Note 4. The cash payment of this final amount was paid during the first quarter of fiscal 2015.

Severance Charges

We recorded severance charges unrelated to the PLG Acquisition of $6 million, $7 million, and $11 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.  These charges resulted from actions taken to further align our cost structure with industry trends and other cost-containment initiatives.

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

Acquisition of Gold Typhoon

On July 22, 2014, we acquired the music catalog and current roster of recording artists of Gold Typhoon Group, one of the most successful independent music companies operating in the Greater China Region.  The Gold Typhoon catalog is one of the largest and most acclaimed collections of local pop and rock music from China, Hong Kong and Taiwan, including many influential and popular releases from the early 1990s until the present day.

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during fiscal year ended September 30, 2015. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee equal to approximately $9 million based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The annual fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $9 million, $8 million and $19 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, which includes the annual fee, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for each of the fiscal years ended September 30, 2015, 2014 and 2013. For the fiscal year ended September 30, 2013, we also incurred an $11 million transaction fee related to the PLG Acquisition. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statement of operations.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2015 Compared with Fiscal Year Ended September 30, 2014 and Fiscal Year Ended September 30, 2013

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical	$767	$822	$900	$(55)	-7%	$(78)	-9%
Digital	1,145	1,103	997	42	4%	106	11%
Total Physical and Digital	1,912	1,925	1,897	(13)	-1%	28	2%
Artist services and expanded-rights	301	332	270	(31)	-9%	62	23%
Licensing	288	269	222	19	7%	47	21%
Total Recorded Music	2,501	2,526	2,389	(25)	-1%	137	6%
Performance	184	206	197	(22)	-11%	9	5%
Mechanical	86	101	113	(15)	-15%	(12)	-11%
Synchronization	103	102	98	1	1%	4	4%
Digital	99	97	83	2	2%	14	17%
Other	10	11	12	(1)	-9%	(1)	-8%
Total Music Publishing	482	517	503	(35)	-7%	14	3%
Intersegment eliminations	(17)	(16)	(21)	(1)	6%	5	-24%
Total Revenue	$2,966	$3,027	$2,871	$(61)	-2%	$156	5%
Revenue by Geographical Location
U.S. Recorded Music	$980	$948	$973	$32	3%	$(25)	-3%
U.S. Music Publishing	191	193	188	(2)	-1%	5	3%
Total U.S.	1,171	1,141	1,161	30	3%	(20)	-2%
International Recorded Music	1,521	1,578	1,416	(57)	-4%	162	11%
International Music Publishing	291	324	315	(33)	-10%	9	3%
Total International	1,812	1,902	1,731	(90)	-5%	171	10%
Intersegment eliminations	(17)	(16)	(21)	(1)	6%	5	-24%
Total Revenue	$2,966	$3,027	$2,871	$(61)	-2%	$156	5%

Total Revenue

2015 vs. 2014

Total revenue decreased by $61 million, or 2%, to $2.966 billion for the fiscal year ended September 30, 2015 from $3.027 billion for the fiscal year ended September 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $173 million, or 6%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of revenues for the fiscal year ended September 30, 2015 and 83% and 17% of revenues for the fiscal year ended September 30, 2014. Prior to intersegment eliminations, U.S. and international revenues represented 39% and 61% of total revenues for the fiscal year ended September 30, 2015 and 37% and 63% of total revenues for the fiscal year ended September 30, 2014.

Total digital revenues after intersegment eliminations increased by $43 million, or 4%, to $1.239 billion for the fiscal year ended September 30, 2015 from $1.196 billion for the fiscal year ended September 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $113 million, or 10%. Total digital revenues represented 42% and 40% of consolidated revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2015 were comprised of U.S. revenues of $629 million and international revenues of $615 million, or 51% and 49% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2014 were comprised of U.S. revenues of $594 million and international revenues of $606 million, or each 50% of total digital revenues.

Recorded Music revenues decreased by $25 million, or 1%, to $2.501 billion for the fiscal year ended September 30, 2015 from $2.526 billion for the fiscal year ended September 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $168 million, or 7%. U.S. Recorded Music revenues were $980 million and $948 million, or 39% and 38% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively. International Recorded Music revenues were $1.521 billion and $1.578 billion, or 61% and 62% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively.

The overall decrease in Recorded Music revenue was driven by the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased due to increases in physical revenue of $15 million, digital revenue of $107 million, licensing revenue of $40 million and artist services and expanded-rights revenue of $6 million. Physical revenue decreased by $55 million, or increased by $15 million excluding the unfavorable impact of foreign currency exchange rates, as a result of physically-centric releases from key artists such as Josh Groban, Pink Floyd and Led Zeppelin, as well as local releases in physically-centric territories such as France. The impact of these releases partially offset the continued shift from physical to digital sales in the recorded music industry. Digital revenue increased by $42 million, or $107 million excluding the unfavorable impact of foreign currency exchange rates, as a result of strong releases from David Guetta and Wiz Khalifa, as well as the carryover success of Ed Sheeran’s album “x”, Michael Bublé’s album “Christmas” and Coldplay’s album “Ghost Stories”, and the continued growth in streaming. Revenue from streaming services grew by $121 million and was partially offset by digital download declines of $64 million. Licensing revenue increased by $19 million, or $40 million excluding the unfavorable impact of foreign currency exchange rates, as a result of increased synchronization activity in the year as well as the inclusion of PLG repertoire in broadcast fee income for the first time since the completion of the PLG Acquisition in certain territories. Artist services and expanded-rights revenue decreased by $31 million, or increased by $6 million excluding the unfavorable impact of foreign currency exchange rates, due to the timing of tours from artists such as Ed Sheeran, Bruno Mars and Skrillex.

Music Publishing revenues decreased by $35 million, or 7%, to $482 million for the fiscal year ended September 30, 2015 from $517 million for the fiscal year ended September 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $6 million, or 1%. U.S. Music Publishing revenues were $191 million and $193 million, or 40% and 37%, of consolidated Music Publishing revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively. International Music Publishing revenues were $291 million and $324 million, or 60% and 63%, of consolidated Music Publishing revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively.

The decrease in Music Publishing revenue was due to the unfavorable impact of foreign currency exchange rates.  Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased due to increases in digital revenue of $7 million and synchronization revenue of $6 million, partially offset by decreases in performance revenue of $1 million and mechanical revenue of $6 million. The increase in digital revenue was primarily due to an increase in streaming services revenue of $12 million partially offset by a decrease in download revenue of $3 million, excluding the unfavorable impact of foreign currency exchange rates. Synchronization revenue increased primarily due to increased activity and timing of society distributions. The offsetting decrease in performance revenue and mechanical revenue is attributable to an ongoing shift towards digital products in the industry.

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

Revenue by Geographical Location

2015 vs. 2014

U.S. revenues increased by $30 million, or 3%, to $1.171 billion for the fiscal year ended September 30, 2015 from $1.141 billion for the fiscal year ended September 30, 2014. U.S. Recorded Music revenue increased by $32 million or 3%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $36 million due to strong releases and the continued growth in streaming services. U.S Licensing revenue increased by $7 million due to an increase in synchronization activity and U.S. artist services and expanded-rights revenue increased by $6 million due to the timing of tours. U.S. Recorded Music physical revenue declined $17 million due to stronger physically-centric releases in the prior year and the continued shift from physical to digital sales in the recorded music industry. U.S. Music Publishing revenues declined $2 million primarily due to a $1 million decline in U.S. Music Publishing digital revenue and a $1 million decrease in U.S. Music Publishing other revenue. U.S. Music Publishing performance, mechanical, and synchronization revenue remained flat year over year.

International revenues decreased by $90 million, or 5%, to $1.812 billion for the fiscal year ended September 30, 2015 from $1.902 billion for the fiscal year ended September 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $144 million or 9%. International Recorded Music revenue decreased $57 million primarily due to decreases in physical revenue of $38 million and artist services and expanded-rights revenue of $37 million, partially offset by increases in digital revenue of $6 million and licensing revenue of $12 million. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $70 million, partially offset by the success of key physically-centric international artists such as Pink Floyd and Led Zeppelin as well as local release success in local territories outside of the U.S. and U.K., including France. International Recorded Music artist services and expanded-rights revenue decreased by $37 million due to the unfavorable impact of foreign currency exchange rates. The main driver of the increase in International Recorded

Music digital revenue was a $63 million increase in streaming services revenue due to the increasing availability of streaming access models internationally and strong releases from Ed Sheeran, David Guetta, and Wiz Khalifa. This growth in streaming was partially offset by a $44 million decline in digital download revenue. The main driver of the increase in International Recorded Music licensing revenue was the inclusion of PLG repertoire in broadcast fee income and the timing of collection society distributions. The decrease in International Music Publishing revenue of $33 million was due to the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing Revenue increased by $8 million or 3%.

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

International revenues increased by $171 million, or 10%, to $1.902 billion for the fiscal year ended September 30, 2014 from $1.731 billion for the fiscal year ended September 30, 2013. International Recorded Music revenue increased $162 million, but decreased $46 million excluding the impact of PLG revenue. International Recorded Music physical revenue decreased $29 million, or $140 million excluding the impact of PLG revenue. The physical decline was due to the ongoing shift in demand towards digital product and a comparatively light release schedule for recorded music in the current year. Offsetting this decrease was an increase in digital revenue of $95 million, or $37 million excluding the impact of PLG revenue. The main driver of the $37 million increase was a $94 million increase in streaming services revenue, reflecting the increased consumer demand and increasing availability of streaming models internationally, offset by a $55 million decline in digital download revenue and a $2 million decline in mobile revenue. International Recorded Music artist services and expanded-rights revenue increased $55 million due to a $39 million increase in Italy for tours from artists including Ligabue, a $20 million increase in France for tours from artists including Christophe Maé, partially offset by a $13 million decrease in Japan, resulting from the Superfly tour in the prior year. International Recorded Music Licensing revenue increased $41 million primarily due to PLG. International Music Publishing revenue increased $9 million primarily due to a $9 million increase in performance revenue due to the timing of a collection society distribution and a $5 million increase in digital revenue due to an increase in streaming services revenue, partially offset by a $5 million decline in mechanical revenue driven by the ongoing transition towards digital product in the music industry. Excluding the favorable impact of foreign currency exchange rates, total international revenue increased $164 million, or 9%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$980	$998	$949	$(18)	-2%	$49	5%
Product costs	531	572	543	(41)	-7%	29	5%
Total cost of revenues	$1,511	$1,570	$1,492	$(59)	-4%	$78	5%

2015 vs. 2014

Our cost of revenues decreased by $59 million, or 4%, to $1.511 billion for the fiscal year ended September 30, 2015 from $1.570 billion for the fiscal year ended September 30, 2014. Expressed as a percentage of revenues, cost of revenues decreased to 51% for the fiscal year ended September 30, 2015 from 52% for the fiscal year ended September 30, 2014.

Artist and repertoire costs decreased by $18 million, or 2%, to $980 million for the fiscal year ended September 30, 2015 from $998 million for the fiscal year ended September 30, 2014. Artist and repertoire costs as a percentage of revenues remained flat at 33% for both the fiscal year ended September 30, 2015 and the fiscal year ended September 30, 2014.

Product costs decreased by $41 million, or 7%, to $531 million for the fiscal year ended September 30, 2015 from $572 million for the fiscal year ended September 30, 2014. Product costs as a percentage of revenue decreased to 18% for the fiscal year ended September 30, 2015 from 19% for the fiscal year ended September 30, 2014. The decrease was primarily driven by lower costs associated with the decline in artist services and expanded-rights revenue, which tends to have higher costs and yield lower margins than our traditional revenue streams.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$586	$659	$616	$(73)	-11%	$43	7%
Selling and marketing expense	428	451	422	(23)	-5%	29	7%
Distribution expense	59	62	59	(3)	-5%	3	5%
Total selling, general and administrative expense	$1,073	$1,172	$1,097	$(99)	-8%	$75	7%

(1)	Includes depreciation expense of $54 million, $55 million and $51 million for the fiscal year ended September 30, 2015, 2014 and 2013, respectively.

2015 vs. 2014

Total selling, general and administrative expense decreased by $99 million, or 8%, to $1.073 billion for the fiscal year ended September 30, 2015 from $1.172 billion for the fiscal year ended September 30, 2014. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 36% for the fiscal year ended September 30, 2015 from 39% for the fiscal year ended September 30, 2014.

General and administrative expenses decreased by $73 million, or 11%, to $586 million for the fiscal year ended September 30, 2015 from $659 million for the fiscal year ended September 30, 2014. The decline in general and administrative expense was primarily due to a decline in restructuring costs of $38 million, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $54 million, decline in facilities cost of $10 million related to the move to our new corporate headquarters and savings resulting from cost-containment initiatives. These decreases were partially offset by increased variable compensation expense of $30 million, primarily due to non-recurring performance driven reductions in bonus expense in the prior year. Expressed as a percentage of revenue, general and administrative expense decreased to 20% for the fiscal year ended September 30, 2015 from 22% for the fiscal year ended September 30, 2014.

Selling and marketing expense decreased by $23 million, or 5%, to $428 million for the fiscal year ended September 30, 2015 from $451 million for the fiscal year ended September 30, 2014. Selling and marketing expense decreased in line with the decrease in revenue. Expressed as a percentage of revenues, selling and marketing expense decreased to 14% for the fiscal year ended September 30, 2015 from 15% for the fiscal year ended September 30, 2014.

Distribution expense decreased by $3 million, or 5%, to $59 million for the fiscal year ended September 30, 2015 from $62 million for the fiscal year ended September 30, 2014. Expressed as a percentage of revenues, distribution expense remained flat at 2% for both the fiscal year ended September 30, 2015 and September 30, 2014.

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

General and administrative expenses increased by $43 million, or 7%, to $659 million for the fiscal year ended September 30, 2014 from $616 million for the fiscal year ended September 30, 2013. The increase in general and administrative expense was primarily due to a $28 million increase in PLG restructuring costs, a $5 million increase in PLG Acquisition-related professional fees from our participation in the sales process and other integration costs, including transitional employees, PLG overhead costs, and a $20 million increase in facilities cost due to the overlap in terms on the lease of our new corporate headquarters with our existing headquarters lease and non-cash costs associated with terminating one of our New York office leases. These increases were partially offset by a $14 million decrease in variable compensation, an $11 million decrease in share-based compensation expense and a $4 million decrease in severance charges unrelated to the PLG Acquisition. Expressed as a percentage of revenue, general and administrative expense remained flat at 22% for both the fiscal year ended September 30, 2014 and September 30, 2013.

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

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
OIBDA	$436	$340	$333	$96	28%	$7	2%
Depreciation expense	(54)	(55)	(51)	1	-2%	(4)	8%
Amortization expense	(255)	(266)	(207)	11	-4%	(59)	29%
Operating income	127	19	75	108	—%	(56)	-75%
Loss on extinguishment of debt	—	(141)	(85)	141	-100%	(56)	66%
Interest expense, net	(181)	(203)	(203)	22	-11%	—	—%
Other expense, net	(21)	(4)	(12)	(17)	—%	8	-67%
Loss before income taxes	(75)	(329)	(225)	254	-77%	(104)	46%
Income tax (expense) benefit	(13)	26	31	(39)	-150%	(5)	-16%
Net loss	(88)	(303)	(194)	215	-71%	(109)	56%
Less: Income attributable to noncontrolling interest	(3)	(5)	(4)	2	-40%	(1)	25%
Net loss attributable to Warner Music Group Corp.	$(91)	$(308)	$(198)	$217	-71%	$(110)	56%

OIBDA

2015 vs. 2014

Our OIBDA increased by $96 million, or 28%, to $436 million for the fiscal year ended September 30, 2015 as compared to $340 million for the fiscal year ended September 30, 2014 primarily as a result of continued cost-containment initiatives and lower restructuring and integration costs related to the PLG Acquisition. Expressed as a percentage of total revenue, OIBDA increased to 15% for the fiscal year ended September 30, 2015 from 11% for the fiscal year ended September 30, 2014 mainly due to the decrease in PLG restructuring and integration costs, as noted above.

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

Depreciation expense

2015 vs. 2014

Our depreciation expense decreased by $1 million, or 2%, to $54 million for the fiscal year ended September 30, 2015 from $55 million for the fiscal year ended September 30, 2014 due to the impact of foreign currency exchange rates.

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

Amortization expense

2015 vs. 2014

Amortization expense decreased by $11 million, or 4%, to $255 million for the fiscal year ended September 30, 2015 from $266 million for the fiscal year ended September 30, 2014 due to the impact of foreign currency exchange rates.

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

Operating income

2015 vs. 2014

Our operating income increased $108 million to $127 million for the fiscal year ended September 30, 2015 from $19 million for the fiscal year ended September 30, 2014. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

2014 vs. 2013

Our operating income decreased $56 million, or 75%, to $19 million for the fiscal year ended September 30, 2014 from $75 million for the fiscal year ended September 30, 2013. The decrease in operating income was due to the factors that led to the increase in OIBDA noted above which was more than offset by the increase in depreciation and amortization expense, as noted above.

Loss on extinguishment of debt

2015 vs. 2014

We recorded a loss on extinguishment of debt in the amount of $141 million for the fiscal year ended September 30, 2014, as noted below. There was no such activity or comparable charges in the fiscal year ended September 30, 2015.

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

Interest expense, net

2015 vs. 2014

Our interest expense, net, decreased by $22 million, or 11% to $181 million for the fiscal year ended September 30, 2015 from $203 million for the fiscal year ended September 30, 2014. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014.

2014 vs. 2013

Our interest expense, net, remained flat at $203 million for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013. This was driven by additional principal debt outstanding offset by lower interest rates as a result of the 2014 Refinancing of certain debt obligations.

Other expense

2015 vs. 2014

Other expense, net, increased by $17 million to $21 million for the fiscal year ended September 30, 2015 from $4 million for the fiscal year ended September 30, 2014. Other expense primarily consists of currency exchange movements associated with our Euro denominated debt and intercompany receivables and payables that are short term in nature. The current year expense is primarily due to currency exchange gains on our Euro denominated debt of $24 million, partially offset by losses on our intercompany loans of $50 million.

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

Income tax (expense) benefit

2015 vs. 2014

We incurred income tax expense of $13 million for the fiscal year ended September 30, 2015 compared to an income tax benefit of $26 million for the fiscal year ended September 30, 2014. The increase of $39 million in income tax expense primarily relates to a lower pretax loss and the impact of the losses in certain jurisdictions for which no tax benefit could be recorded for the fiscal year ended September 30, 2015.

2014 vs. 2013

We incurred income tax benefit of $26 million for the fiscal year ended September 30, 2014 compared to $31 million for the fiscal year ended September 30, 2013, due to pre-tax losses in both periods.

Net loss

2015 vs. 2014

Our net loss decreased by $215 million, to $88 million for the fiscal year ended September 30, 2015 as compared to $303 million for the fiscal year ended September 30, 2014 as a result of the factors described above. The smaller loss was driven by the increase in operating income and the factors described above.

2014 vs. 2013

Our net loss increased by $109 million, to $303 million for the fiscal year ended September 30, 2014 as compared to $194 million for the fiscal year ended September 30, 2013. The increased loss was driven by the decrease in operating income and increase in the loss on extinguishment of debt, as noted above, partially offset by lower other expense.

Noncontrolling interest

2015 vs. 2014

Net income attributable to noncontrolling interests was $3 million for the fiscal year ended September 30, 2015 and $5 million for the fiscal year ended September 30, 2014.

2014 vs. 2013

Net income attributable to noncontrolling interests was $5 million for the fiscal year ended September 30, 2014 and $4 million for the fiscal year ended September 30, 2013.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,501	$2,526	$2,389	$(25)	-1%	$137	6%
OIBDA	379	267	270	112	42%	(3)	-1%
Operating income	151	31	92	120	—%	$(61)	-66%
Music Publishing
Revenue	482	517	503	(35)	-7%	$14	3%
OIBDA	146	166	148	(20)	-12%	18	12%
Operating income	77	94	81	(17)	-18%	$13	16%
Corporate expenses and eliminations
Revenue elimination	(17)	(16)	(21)	(1)	6%	$5	-24%
OIBDA	(89)	(93)	(85)	4	-4%	(8)	9%
Operating loss	(101)	(106)	(98)	5	-5%	$(8)	8%
Total
Revenue	2,966	3,027	2,871	(61)	-2%	$156	5%
OIBDA	436	340	333	96	28%	7	2%
Operating income	127	19	75	108	—%	$(56)	-75%

Recorded Music

Revenues

2015 vs. 2014

Recorded Music revenues decreased by $25 million, or 1%, to $2.501 billion for the fiscal year ended September 30, 2015 from $2.526 billion for the fiscal year ended September 30, 2014. U.S. Recorded Music revenues were $980 million and $948 million, or 39% and 38% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively. International Recorded Music revenues were $1.521 billion and $1.578 billion, or 61% and 62% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively.

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

The overall increase in Recorded Music revenue was mainly driven by the impact of the PLG Acquisition as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$725	$725	$681	$—	—%	$44	7%
Product costs	531	572	543	(41)	-7%	29	5%
Total cost of revenues	$1,256	$1,297	$1,224	$(41)	-3%	$73	6%

2015 vs. 2014

Recorded Music cost of revenues decreased by $41 million, or 3%, to $1.256 billion for the fiscal year ended September 30, 2015 from $1.297 billion for the fiscal year ended September 30, 2014. Artist and repertoire costs remained flat year over year. The decrease in Recorded Music product costs was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to have higher costs and yield lower margins than our traditional revenue streams. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased to 50% for the fiscal year ended September 30, 2015 from 51% for the fiscal year ended September 30, 2014.

2014 vs. 2013

Recorded Music cost of revenues increased by $73 million, or 6%, to $1.297 billion for the fiscal year ended September 30, 2014 from $1.224 billion for the fiscal year ended September 30, 2013. The increase in Recorded Music artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues. The increase in Recorded Music product costs was primarily driven by an increase in artist services and expanded-rights revenue. Recorded Music product costs also includes $6 million of other integration costs associated with the PLG Acquisition, primarily related to supply chain integration. Expressed as a percentage of Recorded Music revenues, cost of revenues remained flat at 51% for both the fiscal year ended September 30, 2014 and September 30, 2013, primarily due to the revenue mix resulting from an increase in the artist services and expanded-rights product costs associated with higher concert promotion revenue, partially offset by lower product costs associated with lower third-party distribution revenue. Both concert promotion revenue and revenue associated with third-party distribution tend to yield lower margins than our traditional revenue streams.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$420	$489	$451	$(69)	-14%	$38	8%
Selling and marketing expense	423	446	417	(23)	-5%	29	7%
Distribution expense	59	62	59	(3)	-5%	3	5%
Total selling, general and administrative expense	$902	$997	$927	$(95)	-10%	$70	8%

(1)	Includes depreciation expense of $36 million, $35 million, and $32 million for the fiscal year ended September 30, 2015, 2014 and 2013, respectively.

2015 vs. 2014

Recorded Music selling, general and administrative expense decreased by $95 million, or 10%, to $902 million for the fiscal year ended September 30, 2015 from $997 million for the fiscal year ended September 30, 2014. The decrease in Recorded Music general and administrative expense was primarily due to a decline in restructuring costs of $40 million, decreased professional fees and other integration costs primarily associated with the PLG Acquisition of $54 million and cost savings related to cost-containment initiatives, partially offset by increased variable compensation expense of $30 million, primarily due to non-recurring performance driven reductions in bonus expense in the prior year. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 36% for the fiscal year ended September 30, 2015 from 40% for the fiscal year ended September 30, 2014.

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

Recorded Music general and administrative expense increased by $38 million, or 8%, to $489 million for the fiscal year ended September 30, 2014 from $451 million for the fiscal year ended September 30, 2013. The increase in Recorded Music general and administrative expense was primarily due to a $28 million increase in PLG restructuring costs, a $7 million increase in PLG Acquisition-related professional fees and other integration costs, including transitional employees and PLG overhead costs.  These increases were partially offset by a $14 million decrease in variable compensation, a $6 million decrease in share-based compensation expense and a $5 million decrease in severance charges unrelated to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music general and administrative expense remained flat at 19% for both the fiscal year ended September 30, 2014 and the fiscal year ended September 30, 2013.

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

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
OIBDA	$379	$267	$270	$112	42%	$(3)	-1%
Depreciation and amortization	(228)	(236)	(178)	8	-3%	(58)	33%
Operating income	$151	$31	$92	$120	—%	$(61)	-66%

2015 vs. 2014

Recorded Music OIBDA increased by $112 million, or 42%, to $379 million for the fiscal year ended September 30, 2015 from $267 million for the fiscal year ended September 30, 2014 primarily as a result of decreased restructuring and other integration costs related to the PLG Acquisition. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA increased to 15% for the fiscal year ended September 30, 2015 from 11% for the fiscal year ended September 30, 2014 mainly due to the decreased costs related to PLG Acquisition as noted above.

Recorded Music operating income increased by $120 million to $151 million for the fiscal year ended September 30, 2015 from $31 million for the fiscal year ended September 30, 2014 mainly due to the factors that led to the increase in Recorded Music OIBDA noted above.

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

Recorded Music operating income decreased by $61 million, or 66%, due to the decrease in OIBDA noted above and the additional amortization expense, primarily relating to amortization of intangible assets acquired from PLG.

Music Publishing

Revenues

2015 vs. 2014

Music Publishing revenues decreased by $35 million, or 7%, to $482 million for the fiscal year ended September 30, 2015 from $517 million for the fiscal year ended September 30, 2014. U.S. Music Publishing revenues were $191 million and $193 million, or 40% and 37%, of Music Publishing revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively. International Music Publishing revenues were $291 million and $324 million, or 60% and 63%, of Music Publishing revenues for the fiscal year ended September 30, 2015 and September 30, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates, which resulted in decreases in performance revenue and mechanical revenue offset by increases in digital revenue and synchronization revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

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

The increase in Music Publishing revenue was due to increases in performance revenue, synchronization revenue and digital revenue partially offset by a decrease in mechanical revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$272	$289	$289	$(17)	-6%	$—	—%
Total cost of revenues	$272	$289	$289	$(17)	-6%	$—	—%

2015 vs. 2014

Music Publishing cost of revenues decreased by $17 million, or 6%, to $272 million for the fiscal year ended September 30, 2015 from $289 million for the fiscal year ended September 30, 2014, primarily driven by the decrease in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained flat at 56% for the fiscal year ended September 30, 2015 and September 30, 2014.

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

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$68	$67	$70	$1	2%	$(3)	-4%
Selling and marketing expense	2	2	2	—	—%	—	—%
Total selling, general and administrative expense	$70	$69	$72	$1	1%	$(3)	-4%

(1)	Includes depreciation expense of $6 million, $7 million, and $6 million for the fiscal year ended September 30, 2015, 2014 and 2013, respectively.

2015 vs. 2014

Music Publishing selling, general and administrative expense increased by $1 million, or 1%, to $70 million for the fiscal year ended September 30, 2015 as compared to $69 million for the fiscal year ended September 30, 2014. The increase in general and administrative expense was due to increases in variable compensation expense and other non-recurring items offset by the $6 million reversal of a previously accrued earnout in the prior year. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 15% for the fiscal year ended September 30, 2014 from 13% for the fiscal year ended September 30, 2014.

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

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
OIBDA	$146	$166	$148	$(20)	-12%	$18	12%
Depreciation and amortization	(69)	(72)	(67)	3	-4%	(5)	8%
Operating income	$77	$94	$81	$(17)	-18%	$13	16%

2015 vs. 2014

Music Publishing OIBDA decreased by $20 million, or 12%, to $146 million for the fiscal year ended September 30, 2015 from $166 million for the fiscal year ended September 30, 2014 as a result of lower Music Publishing revenue noted above and a one-time benefit of $6 million related to the reversal of a previously accrued earnout in 2014. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 30% for the fiscal year ended September 30, 2015 from 32% for the fiscal year ended September 30, 2014.

Music Publishing operating income decreased by $17 million due to the decrease in OIBDA noted above partially offset by the $3 million decrease in Music Publishing depreciation and amortization expense due to the unfavorable impact of foreign currency exchange rates.

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

Corporate Expenses and Eliminations

2015 vs. 2014

Our OIBDA loss from corporate expenses and eliminations decreased by $4 million to $89 million for the fiscal year ended September 30, 2015 from $93 million for the fiscal year ended September 30, 2014. The decrease was primarily due to a decline in facilities cost associated with moving to our new headquarters and the current year benefit of ongoing cost-containment initiatives, partially offset by higher variable compensation in 2015 due to non-recurring performance driven reductions in bonus expense in the prior year.

Our operating loss from corporate expenses and eliminations decreased by $5 million to $101 million for the fiscal year ended September 30, 2015 from $106 million for the fiscal year ended September 30, 2014 due to the decrease in OIBDA loss noted above.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2015

At September 30, 2015, we had $2.994 billion of debt, $246 million of cash and equivalents (net debt of $2.748 billion, defined as total debt less cash and equivalents and short-term investments) and $221 million of Warner Music Group Corp. equity. This compares to $3.030 billion of debt, $157 million of cash and equivalents (net debt of $2.873 billion) and $371 million of Warner Music Group Corp. equity at September 30, 2014.

The $150 million decrease in Warner Music Group Corp.’s equity during the fiscal year ended September 30, 2015 was due to our $91 million net loss and foreign currency adjustments of $59 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal years ended September 30, 2015, 2014 and 2013 have been derived from our audited financial statements included elsewhere herein.

	For the Fiscal Year Ended September 30,
	2015	2014	2013
Cash provided by (used in):
Operating Activities	$222	$130	$159
Investing Activities	(95)	(155)	(808)
Financing Activities	(19)	37	511

Operating Activities

Cash provided by operating activities was $222 million for the fiscal year ended September 30, 2015 compared to $130 million for the fiscal year ended September 30, 2014 and $159 million for the fiscal year ended September 30, 2013. The primary drivers of the $92 million increase in cash provided by operating activities were an increase in comparative OIBDA of $96 million and lower comparative cash interest payments of $33 million due to our lower cost of debt. Offsetting this was the final PLG Acquisition cash payment of $38 million related to the final working capital adjustment, a decline in deferred revenue as a source of cash due to the timing of contractual advances on large digital service deals, and a decline in accounts receivable as a source of cash due to timing of sales.

The decrease in results from operating activities in fiscal 2014 compared to fiscal 2013 reflected the increase in OIBDA of $7 million, offset by changes in working capital associated with the operations of the business.  Accounts payable was a large driver of the decline in operating cash due to payout of back-ended prior-year expenses, and the decline in operating cash was partially offset by deferred revenue which was a source of operating cash due to timing of contractual advances on large digital service deals.

Investing Activities

Cash used in investing activities was $95 million for the fiscal year ended September 30, 2015, compared to $155 million for the fiscal year ended September 30, 2014 and $808 million for the fiscal year ended September 30, 2013. Cash used in investing activities of $95 million for the fiscal year ended September 30, 2015 consisted of $16 million of net business acquisitions, $16 million to acquire music publishing rights and $63 million of capital expenditures mainly related to IT.

Cash used in investing activities of $155 million for the fiscal year ended September 30, 2014 consisted of $53 million of net business acquisitions, $26 million to acquire music publishing rights and $76 million of capital expenditures mainly related to IT. The business acquisition payments represent cash paid for new acquisitions as well as contingent consideration on business acquisitions completed in prior years.

Cash used in investing activities of $808 million for the fiscal year ended September 30, 2013 consisted of $737 million, net business acquisitions, primarily the acquisition of PLG, $37 million to acquire music publishing rights and $34 million for capital expenditures mainly related to IT.

Financing Activities

Cash used in financing activities was $19 million for the fiscal year ended September 30, 2015 compared to cash provided by financing activities of $37 million for the fiscal year ended September 30, 2014 and cash provided by financing activities of $511 million for the fiscal year ended September 30, 2013.

The $19 million of cash used in financing activities for the fiscal year ended September 30, 2015 represented $13 million in amortization payments on the Senior Term Loan Facility, $3 million of repayments on our capital lease obligation and $3 million of distributions to our non-controlling interest holders.

The $37 million of cash provided by financing activities for the fiscal year ended September 30, 2014 reflected the $53 million net proceeds from the 2014 Refinancing, which included proceeds from the issuance of $935 million in new notes offset by $765 million in repayment of principal debt, $104 million of premiums and consent fees and $13 million of deferred financing costs. It also included $10 million in amortization payments on the Senior Term Loan Facility, $3 million of repayments on our capital lease obligation and $3 million of distributions to our non-controlling interest holders.

The $511 million of cash provided by financing activities for the fiscal year ended September 30, 2013 included the repayment of $1.250 billion of Existing Secured Notes due 2016, proceeds from the issuance of the Existing Senior Secured Notes of $727 million and subsequent repayment of $73 million, proceeds from the Senior Term Loan Facility of $1.412 billion and subsequent repayment of $110 million, $129 million of premiums and consent fees, $62 million of deferred financing costs, and $4 million of distributions to non-controlling interest holders.

The total gross amount of proceeds from the Revolving Credit Facility of $258 million, $600 million and $136 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively, were an aggregate of all drawdowns during each period.  Individual amounts were drawn and repaid in full during the period, with no Revolving Credit Facility balance outstanding at September 30, 2015, 2014 or 2013, mainly to supplement short-term U.S. operating liquidity needs throughout the period. As of September 30, 2014 and September 30, 2013, a significant portion of our operating cash balance resided outside of our U.S. operating companies.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends, prepayments of debt or repurchases of our outstanding debt or notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

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

Existing Debt as of September 30, 2015

As of September 30, 2015, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,282
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	177
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$2,994

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at September 30, 2015. There were no loans outstanding under the Revolving Credit Facility at September 30, 2015.

(b)

Principal amount of $1.287 billion less unamortized discount of $5 million at September 30, 2015. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt.

(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at September 30, 2015.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of September 30, 2015.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Revolving Credit Agreement governing the Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility depends upon our ability to meet the leverage ratio test. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement) and (6) share-based compensation expense and also includes an add-back for certain projected cost-savings and synergies. The indentures governing our notes and the Senior Term Loan Credit Agreement governing our Senior Term Loan Credit Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Revolving Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended September 30, 2015. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2015
Net Loss	$(66)
Income tax expense	13
Interest expense, net	159
Depreciation and amortization	309
Restructuring costs (a)	19
Net hedging and foreign exchange losses (b)	26
Management fees (c)	9
Transaction costs (d)	5
Business optimization expenses (e)	9
Equity based compensation expense (f)	3
Other non-cash charges (g)	3
Pro forma impact of specified transactions (h)	21
Pro Forma Consolidated EBITDA	$510
Consolidated Funded Indebtedness (i)	$2,746
Leverage Ratio (j)	5.38x

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(c)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(d)	Reflects mainly integration and other nonrecurring costs related to the PLG Acquisition.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(g)	Reflects non-cash charges not included in other items above, including but not limited to loss on lease terminations.
(h)	Pro forma savings reflected in the table above relate to expected savings resulting from our cost-containment initiatives.
(i)

Reflects the principal balance of external debt at Acquisition Corp of approximately $2.848 billion, plus the annualized daily revolver borrowings of $19 million, plus contractual obligations of deferred purchase price of $13 million, plus contingent consideration related to acquisitions of $2 million, plus the implied principal component under capital lease obligation of $14 million, less cash and equivalents up to $150 million.
(j)

Reflects the ratio of Consolidated Funded Indebtedness to Consolidated EBITDA as of the twelve months ended September 30, 2015. This is calculated net of cash and equivalents of the Company as of September 30, 2015 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility was 5.75x as of the quarter ending September 30, 2015. The maximum leverage ratio permitted will be 5.50x as of the end of each fiscal quarter of fiscal 2016. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates may also, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase Holdings’ or Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our, or Holdings’, outstanding debt securities with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2015, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Less than	1-3	4-5	After 5
Firm Commitments and Outstanding Debt	1 year	years	years	years	Total
	(in millions)
Secured Notes (1)	$—	$—	$—	$902	$902
Interest on Secured Notes (1)	54	107	107	50	318
Unsecured WMG Notes (1)	—	—	—	660	660
Interest on Unsecured WMG Notes (1)	45	89	89	89	312
Holdings Notes (1)	—	—	150	—	150
Interest on Holdings Notes (1)	21	41	31	—	93
Senior Term Loan Facility (1)	13	26	1,248	—	1,287
Interest on Senior Term Loan Facility (1)	61	84	98	—	243
Operating leases (2)	57	91	74	210	432
Artist, songwriter and co-publisher commitments (3)	318	*	*	*	318
Management Fees (4)	9	18	18	**	45
Minimum funding commitments to investees and other obligations (5)	3	1	—	1	5
Total firm commitments and outstanding debt	$581	$457	$1,815	$1,912	$4,765

The following is a description of our firmly committed contractual obligations at September 30, 2015:

(1)

Outstanding debt obligations consist of the Senior Term Loan Facility, Dollar Notes, Euro Notes, New Senior Secured Notes, New Unsecured Notes and the Holdings Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2015. Amounts do not include any fair value adjustments, bond premiums or discounts.

(2)

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $9 million of total sublease income expected to be received under non-cancelable agreements. These obligations have also been presented without the commitments under the Restructuring Plan as set forth in Note 10 to the Consolidated Financial Statements.

(3)

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $318 million at September 30, 2015. The aggregate firm commitments expected for the next 12 month period based on contractual obligations and the Company’s expected release schedule approximates $183 million at September 30, 2015.

(4)

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

(5)

We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities include $14 million and $27 million of liabilities for uncertain tax positions as of September 30, 2015 and September 30, 2014, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

Business Combinations

We account for our business acquisitions under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. If our assumptions or estimates in the fair value calculation change, the fair value of our acquired intangible assets could change; this would also change the value of our goodwill.

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

As of September 30, 2015, we had recorded goodwill in the amount of $1.632 billion, including $1.168 billion and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2015 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2015 analysis ranged from 7% to 13% while the terminal growth rates used in the DCF analysis ranged from 1% to 2%. The fair values of all our reporting units were in excess of their carrying value as of our annual impairment test. The fair value of Music Publishing reporting unit was close to its carrying value and was 6% in excess of its carrying value at September 30, 2015.

If our assumptions or estimates in the fair value calculation change, we could incur impairment charges in future periods. For example, if the discount rates or terminal growth rates utilized in our fiscal 2015 annual impairment testing increased or decreased, respectively, by approximately 50-150 basis points, the estimated fair value of our Music Publishing reporting unit would have fallen below its carrying value. If our growth assumptions in the streaming business do not occur, they could have a negative effect on our estimated fair values, although a decrease of 50-150 basis points in the growth rate assumption would not negatively impact the fair value of the reporting units to fall below its carrying value.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $56 million and $65 million were established at September 30, 2015 and September 30, 2014, respectively. The ratio of our receivable allowances to gross accounts receivables was 14% at September 30, 2015 and 15% at September 30, 2014.

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

In determining whether we serve as principal or agent in these arrangements, we follow the guidance in FASB ASC Subtopic 605-45, Principal Agent Considerations (“ASC 605-45”). Pursuant to such guidance, we serve as the principal in transactions where we have the substantial risks and rewards of ownership. The indicators that we have substantial risks and rewards of ownership are as follows:

●	we are the supplier of the products or services to the customer;
●	we have latitude in establishing prices;
●	we have the contractual relationship with the ultimate customer;
●	we modify and service the product purchased to meet the ultimate customer specifications;
●	we have discretion in supplier selection; and
●	we have credit risk.

Conversely, pursuant to ASC 605-45, we serve as agent in arrangements where we do not have substantial risks and rewards of ownership. The indicators that we do not have substantial risks and rewards of ownership are as follows:

●	the supplier (not the Company) is responsible for providing the product or service to the customer;
●	the supplier (not the Company) has latitude in establishing prices;
●	the amount we earn is fixed;
●	the supplier (not the Company) has credit risk; and
●	the supplier (not the Company) has general inventory risk for a product before it is sold.

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

We had $325 million and $292 million of advances in our balance sheet at September 30, 2015 and September 30, 2014, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

As discussed in Note 14 to our audited Consolidated Financial Statements the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2015, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2014.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.- copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona, and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations in the local currency that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2015, the Company had no outstanding hedge contracts.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at fiscal year end, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2015, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.999 billion of principal debt outstanding at September 30, 2015, of which $1.287 billion was variable rate debt and $1.712 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At September 30, 2015, 57% of the Company’s debt was at a fixed rate. In addition, at September 30, 2015, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at September 30, 2015, the fair value of the fixed-rate and variable rate debt was approximately $2.976 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease or increase the fair value of the fixed-rate debt by approximately $17 million, respectively. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.:

We have audited the accompanying consolidated balance sheet of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the related supplementary information and financial statement schedule II as listed in the accompanying index to Item 8. The consolidated financial statements, supplementary information and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements, supplementary information and financial statement schedule II based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warner Music Group Corp. and subsidiaries as of September 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related supplementary information and financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
December 10, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.

We have audited the accompanying consolidated balance sheet of Warner Music Group Corp. as of September 30, 2014, and the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the two years in the period ended September 30, 2014. Our audits also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 8 for each of the two years in the period ended September 30, 2014. These financial statements, supplementary information and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warner Music Group Corp. at September 30, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule II for each of the two years in the period ended September 30, 2014, when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

December 11, 2014

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30,	September 30,
	2015	2014
	(in millions)
Assets
Current assets:
Cash and equivalents	$246	$157
Accounts receivable, net of allowances of $56 million and $65 million	349	383
Inventories	42	39
Royalty advances expected to be recouped within one year	130	102
Deferred tax assets	52	46
Prepaid and other current assets	60	55
Total current assets	879	782
Royalty advances expected to be recouped after one year	195	190
Property, plant and equipment, net	220	227
Goodwill	1,632	1,661
Intangible assets subject to amortization, net	2,514	2,884
Intangible assets not subject to amortization	119	120
Other assets	112	90
Total assets	$5,671	$5,954
Liabilities and Equity
Current liabilities:
Accounts payable	$173	$215
Accrued royalties	1,087	1,132
Accrued liabilities	296	243
Accrued interest	58	60
Deferred revenue	206	219
Current portion of long-term debt	13	13
Other current liabilities	24	3
Total current liabilities	1,857	1,885
Long-term debt	2,981	3,017
Deferred tax liabilities, net	352	383
Other noncurrent liabilities	242	279
Total liabilities	$5,432	$5,564
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(740)	(649)
Accumulated other comprehensive loss, net	(167)	(108)
Total Warner Music Group Corp. equity	221	371
Noncontrolling interest	18	19
Total equity	239	390
Total liabilities and equity	$5,671	$5,954

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2015	2014	2013
	(in millions)
Revenues	$2,966	$3,027	$2,871
Costs and expenses:
Cost of revenue	(1,511)	(1,570)	(1,492)
Selling, general and administrative expenses (a)	(1,073)	(1,172)	(1,097)
Amortization expense	(255)	(266)	(207)
Total costs and expenses	(2,839)	(3,008)	(2,796)
Operating income	127	19	75
Loss on extinguishment of debt	—	(141)	(85)
Interest expense, net	(181)	(203)	(203)
Other expense	(21)	(4)	(12)
Loss before income taxes	(75)	(329)	(225)
Income tax (expense) benefit	(13)	26	31
Net loss	(88)	(303)	(194)
Less: Income attributable to noncontrolling interest	(3)	(5)	(4)
Net loss attributable to Warner Music Group Corp.	$(91)	$(308)	$(198)

(a) Includes depreciation expense of:	$(54)	$(55)	$(51)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(in millions)
Net loss	$(88)	$(303)	$(194)
Other comprehensive loss, net of tax
Foreign currency adjustment	(59)	(41)	(3)
Minimum pension liability	—	(6)	2
Deferred losses on derivative financial instruments	—	—	(1)
Other comprehensive loss, net of tax	(59)	(47)	(2)
Total comprehensive loss	(147)	(350)	(196)
Less: Income attributable to noncontrolling interest	(3)	(5)	(4)
Comprehensive loss attributable to Warner Music Group Corp.	$(150)	$(355)	$(200)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(in millions)
Cash flows from operating activities
Net loss	$(88)	$(303)	$(194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	141	85
Depreciation and amortization	309	321	258
Unrealized gains/losses and remeasurement of foreign denominated loans	28	(39)	(4)
Deferred income taxes	(11)	(55)	(73)
Gain on sale of assets	—	(2)	—
Non-cash interest expense	11	13	13
Non-cash share-based compensation expense	3	8	19
Changes in operating assets and liabilities:
Accounts receivable	6	72	(15)
Inventories	(6)	(7)	(5)
Royalty advances	(46)	(32)	(1)
Accounts payable and accrued liabilities	(17)	(87)	73
Royalty payables	27	25	6
Accrued interest	(2)	(15)	(14)
Deferred revenue	12	95	14
Other balance sheet changes	(4)	(5)	(3)
Net cash provided by operating activities	222	130	159
Cash flows from investing activities
Acquisition of music publishing rights, net	(16)	(26)	(37)
Capital expenditures	(63)	(76)	(34)
Investments and acquisitions of businesses, net	(16)	(53)	(737)
Net cash used in investing activities	(95)	(155)	(808)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	258	600	136
Repayment of the Revolving Credit Facility	(258)	(600)	(136)
Proceeds from Acquisition Corp. Senior Term Loan Facility	—	—	1,412
Repayment of Acquisition Corp. Senior Term Loan Facility	(13)	(10)	(110)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	—	275	—
Proceeds from issuance of Acquisition Corp. 6.00% Senior Secured Notes	—	—	500
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	—	(50)
Proceeds from issuance of Acquisition Corp. 6.25% Senior Secured Notes	—	—	227
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	—	(23)
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	—	660	—
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	—	—	(1,250)
Repayment of Acquisition Corp. 11.5% Senior Notes	—	(765)	—
Financing costs paid	—	(104)	(129)
Deferred financing costs paid	—	(13)	(62)
Distribution to noncontrolling interest holder	(3)	(3)	(4)
Repayment of capital lease obligations	(3)	(3)	—
Net cash (used in) provided by financing activities	(19)	37	511
Effect of exchange rate changes on cash and equivalents	(19)	(10)	(9)
Net increase (decrease) in cash and equivalents	89	2	(147)
Cash and equivalents at beginning of period	157	155	302
Cash and equivalents at end of period	$246	$157	$155

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2012	1,000	$—	$1,129	$(143)	$(59)	$927	$17	$944
Net (loss) income	—	—	—	(198)	—	(198)	4	(194)
Other comprehensive loss, net of tax	—	—	—	—	(2)	(2)	—	(2)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(4)	(4)
Deconsolidation of entity	—	—	(1)	—	—	(1)	—	(1)
Stock dividend	55	—	—	—	—	—	—	—
Balance at September 30, 2013	1,055	$—	$1,128	$(341)	$(61)	$726	$17	$743
Net (loss) income	—	—	—	(308)	—	(308)	5	(303)
Other comprehensive loss, net of tax	—	—	—	—	(47)	(47)	—	(47)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2014	1,055	$—	$1,128	$(649)	$(108)	$371	$19	$390
Net (loss) income	—	—	—	(91)	—	(91)	3	(88)
Other comprehensive loss, net of tax	—	—	—	—	(59)	(59)	—	(59)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics, Warner Music Nashville and Word.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iHeart Radio, iTunes Radio, Pandora and Sirius XM.

The Company has integrated the exploitation of digital content into all aspects of its business, including artist and repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while a record is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities in areas such as concert promotion and management have permitted it to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows the Company to more effectively connect artists and fans.

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

The Company’s Music Publishing operations include Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. Through consistent and tactical talent investment, Warner/Chappell has developed a broad array of talent across all genres, resulting in Warner/Chappell being awarded ASCAP’s Top Publisher of the Year for Latin Music in 2015, to add to the successes of Top Publisher in each of Pop, Country and Urban categories in 2014. The Company has an extensive production music library collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2015 ended on September 25, 2015, the fiscal year ended September 30, 2014 ended on September 26, 2014, and the fiscal year ended September 30, 2013 ended on September 27, 2013. For convenience purposes, the Company continues to date its financial statements as of September 30.

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

Business Combinations

The Company accounts for its business acquisitions under the FASB ASC Topic 805, Business Combinations (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

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

Similarly, the Company monitors customer credit risk related to accounts receivable. Significant judgments and estimates are involved in evaluating if such amounts will ultimately be fully collected. On an ongoing basis, the Company tracks customer exposure based on news reports, ratings agency information, reviews of customer financial data and direct dialogue with customers. Counterparties that are determined to be of a higher risk are evaluated to assess whether the payment terms previously granted to them should be modified. The Company also monitors payment levels from customers, and a provision for estimated uncollectible amounts is maintained based on such payment levels, historical experience, management’s views on trends in the overall receivable agings and, for larger accounts, analyses of specific risks on a customer specific basis.

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

Inventories

Inventories consist of DVDs, CDs, Vinyl and related music products. Inventories are stated at the lower of cost or estimated realizable value. Cost is determined using first-in, first-out (“FIFO”) and average cost methods, which approximate cost under the FIFO method. Returned goods included in inventory are valued at estimated realizable value, but not in excess of cost.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $88 million, $83 million, and $70 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

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

Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long term incentive plan that has liability classification for share-based compensation awards. The plan was in place during fiscal years 2014 and 2015.

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

New Accounting Pronouncements

During the first quarter of fiscal 2015, the Company adopted Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11). ASU 2013-11 requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this standard did not have an impact on the Company’s financial statements, other than presentation.

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

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928, Entertainment – Music. The

amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related disclosure when substantial doubt exists. ASU 2014-15 will be effective in the first annual period ending after December 15, 2016, and interim periods thereafter. Earlier adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

			Deferred Gains
	Foreign	Minimum	(Losses)	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2012	$(54)	$(6)	$1	$(59)
Other comprehensive loss (a)	(3)	3	—	—
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)	(2)
Balance at September 30, 2013	$(57)	$(4)	$—	$(61)
Other comprehensive loss (a)	(41)	(6)	—	(47)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at September 30, 2014	$(98)	$(10)	$—	$(108)
Other comprehensive loss (a)	(59)	—	—	(59)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at September 30, 2015	$(157)	$(10)	$—	$(167)

(a)

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $(63) million, $(13) million and $(4) million during the fiscal year ended September 30, 2015, 2014 and 2013, respectively.

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

In connection with the PLG Acquisition, the Company incurred $5 million in professional fees and integration costs during the fiscal year ended September 30, 2015, $59 million in professional fees and integration costs during the fiscal year ended September 30, 2014 and $43 million in professional fees and integration costs, as well as an $11 million fee under the Management Agreement (defined below), during the fiscal year ended September 30, 2013.

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

On November 21, 2014, the Company received the final completion statement from Universal Music establishing the final purchase price of PLG. The final working capital adjustment of $38 million was determined and paid to Universal Music on December 8, 2014. We accrued for the impact of this in our results for the year ended September 30, 2014 as it represents the culmination of our previously estimated adjusted purchase price for PLG. The final working capital adjustment is reflected in the statement of operations as the measurement period for this acquisition has closed. The impact of this has been offset by the release of various net liability balances as they are settled as a result of the final completion statement.

The excess of the Adjusted Purchase Price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The goodwill recorded as part of the PLG Acquisition reflects the expected value to be generated from the continuing transition of the music industry and the expected resulting cost savings, cost and revenue synergies to be realized, as well as any intangible assets that do not qualify for separate recognition. The resulting goodwill has been allocated to our Recorded Music reportable segment. The goodwill recognized is not deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

The components of the intangible assets identified in the table above and the related useful lives, allocated to the Company’s Recorded Music reportable segment, are as follows:

	Value	Useful Life
	(in millions)
Trademark and trade name	$17	Indefinite
Catalog	442	13 years
Artist contracts	305	10 years
Total intangible assets	$764

Pro Forma Financial Information (unaudited)

The following unaudited pro forma information has been presented as if the PLG Acquisition occurred on October 1, 2011. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the PLG Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. Additionally, certain pro forma adjustments have been made to the historical results of PLG in order to (i) convert them to U.S. GAAP; (ii) conform their accounting policies to those applied by the Company; (iii) present them in U.S. dollars; (iv) align accounting periods; (v) eliminate revenue and expenses and related assets and liabilities for international licensing agreements to sell repertoire owned by non-acquired entities that have been terminated as a result of the PLG Acquisition; and (vi) exclude assets not acquired by the Company. The unaudited pro forma results do not reflect the realization of any cost savings as a result of restructuring activities and other cost savings initiatives planned subsequent to the PLG Acquisition or the related estimated restructuring charges contemplated in association with any such expected cost savings. Such charges will be expensed in the appropriate accounting periods. The unaudited pro forma results for the fiscal year ended September 30, 2013 include the licensing income remitted to the repertoire owner by the selling territory, but do not reflect the licensing fee retained and related direct costs incurred by the selling territory. For the fiscal years ended September 30, 2015 and September 30, 2014, where the Company is the selling territory, the licensing fee and direct costs are included in our consolidated results.

The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the PLG Acquisition had taken place at the beginning of fiscal 2013.

September 30, 2013
(in millions)
Revenue	$3,131
Operating income	135
Net loss attributable to Warner Music Group Corp.	(154)

Actual results related to PLG included in the Consolidated Statements of Operations for the fiscal year ended September 30, 2015 consist of revenues of $410 million and operating income of $40 million including restructuring charges and integration costs. Actual results related to PLG included in the Consolidated Statements of Operations for the fiscal year ended September 30, 2014 consist of revenues of $322 million and operating loss of $103 million including restructuring charges and integration costs. Actual results related to PLG included in the Consolidated Statements of Operations for the fiscal year ended September 30, 2013 relate to the transition period from July 1, 2013 to September 30, 2013 and consist of revenues of $59 million and operating loss of $32 million including restructuring charges and integration costs.

5. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2015	2014
	(in millions)
Land	$15	$16
Buildings and improvements	98	109
Furniture and fixtures	10	16
Computer hardware and software	203	191
Construction in progress	20	28
Machinery and equipment	11	11
Gross Property, Plant and Equipment	$357	$371
Less accumulated depreciation	(137)	(144)
Net Property, Plant and Equipment	$220	$227

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2013	$1,204	$464	$1,668
Acquisitions	9	—	9
Dispositions	—	—	—
Other adjustments	(16)	—	(16)
Balance at September 30, 2014	$1,197	$464	$1,661
Acquisitions	3	—	3
Dispositions	—	—	—
Other adjustments	(32)	—	(32)
Balance at September 30, 2015	$1,168	$464	$1,632

The increase in goodwill during the fiscal year ended September 30, 2015 includes goodwill associated with immaterial acquisitions. The increase in goodwill during the fiscal year ended September 30, 2014 primarily includes an adjustment to preliminary amounts recorded in the prior period as a result of the PLG Acquisition based on new information obtained during the measurement period and goodwill associated with the Gold Typhoon acquisition in July 2014. The other adjustments during both the fiscal year ended September 30, 2015 and 2014 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2015 impairment analysis did not result in an impairment of the Company’s goodwill.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	September 30,	September 30,
	Useful Life	2015	2014
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$992	$1,040
Music publishing copyrights	27 years	1,497	1,550
Artist and songwriter contracts	13 years	926	975
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,422	3,572
Accumulated amortization		(908)	(688)
Total net intangible assets subject to amortization		2,514	2,884
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	119	120
Total net other intangible assets		$2,633	$3,004

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2015, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended
September 30,
(in millions)
2016	$248
2017	208
2018	208
2019	201
2020	176
Thereafter	1,473
$2,514

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets established in the accounting for the Merger and the PLG Acquisition.

7. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	September 30,	September 30,
	2015	2014
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,282	1,294
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	177	201
6.75% Senior Notes due 2022—Acquisition Corp.	660	660
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	2,994	3,030
Less: current portion	13	13
Total long-term debt	$2,981	$3,017

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million and $11 million at September 30, 2015 and September 30, 2014, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2015 or September 30, 2014.

(b)

Principal amount of $1.287 billion and $1.300 billion less unamortized discount of $5 million and $6 million at September 30, 2015 and September 30, 2014, respectively. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at September 30, 2015 and September 30, 2014.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2015 and September 30, 2014.

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

Maturities of Senior Notes and Senior Secured Notes

As of September 30, 2015, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.562 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $181 million, $203 million, and $203 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at September 30, 2015, 5.6% at September 30, 2014 and 6.9% at September 30, 2013.

8. Income Taxes

The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(in millions)
Domestic	$(18)	$(153)	$(73)
Foreign	(57)	(176)	(152)
Total	$(75)	$(329)	$(225)

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(in millions)
Federal:
Current	$—	$—	$—
Deferred	4	(7)	(6)
Foreign:
Current (a)	40	35	25
Deferred	(33)	(55)	(54)
U.S. State:
Current	3	(6)	13
Deferred	(1)	7	(9)
Total	$13	$(26)	$(31)

(a)

Includes withholding taxes of $13 million, $11 million and $9 million for the fiscal year ended September 30, 2015, for the fiscal year ended September 30, 2014, and for the fiscal year ended September 30, 2013, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2015	2014	2013
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(26)	$(115)	$(79)
U.S. state and local taxes	2	1	4
Foreign income taxed at different rates, including withholding taxes	11	(15)	15
Increase in valuation allowance	34	101	36
Release of valuation allowance	(5)	(3)	(1)
Change in tax rates	(2)	1	(20)
Nondeductible transaction costs	—	—	13
Other	(1)	4	1
Total income tax (benefit) expense	$13	$(26)	$(31)

For the fiscal year ended September 30, 2015 and for the fiscal year ended September 30, 2014, the Company incurred losses in the U.S. and certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at September 30, 2015 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. Significant components of the Company’s net deferred tax assets/(liabilities) are summarized below:

	September 30,	September 30,
	2015	2014
	(in millions)
Deferred tax assets:
Allowances and reserves	$40	$43
Employee benefits and compensation	47	43
Other accruals	76	72
Tax attribute carry forwards	552	619
Other	2	3
Total deferred tax assets	717	780
Valuation allowance	(344)	(394)
Net deferred tax assets	373	386
Deferred tax liabilities:
Depreciation, amortization and artist advances	(23)	(9)
Intangible assets	(650)	(714)
Total deferred tax liabilities	(673)	(723)
Net deferred tax liabilities	$(300)	$(337)

During the fiscal year ended September 30, 2015, the Company’s tax attribute decreased with a corresponding decrease to the valuation allowance primarily in connection with an inter-company transfer.

At September 30, 2015, the Company has U.S. federal tax net operating loss carry-forwards of $662 million, which will begin to expire in fiscal year 2024. The Company also has tax net operating loss carry-forwards, with no expiration date, in the United Kingdom, France and Spain of $165 million, $132 million and $49 million, respectively, and other tax net operating loss carry forwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $158 million. During the year ended September 30, 2014 the Company converted $20 million of expiring foreign tax credits to deductions. The remaining foreign tax credits will begin to expire in 2016.

U.S. income and foreign withholding taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $213 million at September 30, 2015. As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2015 and September 30, 2014, the Company had accrued $3 million and $4 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, are as follows (in millions):

Balance at September 30, 2012	$14
Additions for current year tax positions	5
Additions for prior year tax positions	11
Subtractions for prior year tax positions	—
Balance at September 30, 2013	$30
Additions for current year tax positions	10
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(14)
Balance at September 30, 2014	$27
Additions for current year tax positions	8
Additions for prior year tax positions	9
Subtractions for prior year tax positions	(9)
Balance at September 30, 2015	$35

Included in the total unrecognized tax benefits at September 30, 2015 and 2014 are $35 million and $27 million, respectively, that if recognized, would favorably affect the effective income tax rate. The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of September 30, 2015 could decrease by up to approximately $8 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2008, in the U.K. for the tax years ending through September 30, 2011, in Canada for tax years ended through September 30, 2006, in Germany for the tax years ending through September 30, 2009 and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.

9. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $69 million and $75 million as of September 30, 2015 and 2014, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $45 million and $50 million recorded in its balance sheets as of September 30, 2015 and 2014, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal year ended September 30, 2015, September 30, 2014, and September 30, 2013, pension expense amounted to $4 million, $4 million, and $4 million, respectively.

Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $4 million for the fiscal year ended September 30, 2015, $5 million for the fiscal year ended September 30, 2014, and $4 million for the fiscal year ended September 30, 2013.

10. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. As of September 30, 2015, the Restructuring Plan was complete and resulted in approximately $74 million in restructuring charges, which were made up of employee-related costs of $67 million, real estate costs of $6 million and other costs of $1 million. Total restructuring costs of $2 million were incurred in the fiscal year ended September 30, 2015 with respect to these actions, which consist of $2 million of real estate costs. Total restructuring costs of $50 million were incurred in the fiscal year ended September 30, 2014 with respect to these actions, which consisted of $45 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total cash payments of $72 million to date have been made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility.

Total restructuring activity is as follows:

	Employee-	Real
	related Costs	Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2013	$10	$—	$—	$10
Restructuring expense	45	4	1	50
Cash payments	(43)	(3)	(1)	(47)
Balance at September 30, 2014	$12	$1	$—	$13
Restructuring expense	—	2	—	2
Cash payments	(10)	(3)	—	(13)
Balance at September 30, 2015	$2	$—	$—	$2

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statements of operations resulting from the Restructuring Plan is shown below:

	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,
	2015	2014
	(in millions)
Selling, general and administrative expenses	$2	$50
Total restructuring expense	$2	$50

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

The following is a summary of the Company’s share awards:

				Matching	Deferred Equity	Matching Equity
			Deferred	Equity Units	Units Weighted-	Units Weighted-
			Equity Units	Weighted-	Average	Average
			Weighted-	Average	Grant-Date	Grant-Date
	Deferred	Matching	Average	Intrinsic	Intrinsic	Intrinsic
	Equity Units	Equity Units	Fair Value	Value	Value	Value
Unvested units at September 30, 2013	24	24	$134.62	$27.49	$107.13	$—
Granted	2	2	134.62	—	107.13	—
Vested	(5)	—	134.62	27.49	107.13	—
Forfeited	(2)	(2)	134.62	27.49	107.13	—
Unvested units at September 30, 2014	19	24	$132.92	$25.79	$107.13	$—
Granted	3	3	132.92	—	107.13	—
Vested	(2)	—	132.92	25.79	107.13	—
Forfeited	(2)	(2)	132.92	25.79	107.13	—
Unvested units at September 30, 2015	18	25	$135.00	$27.87	$107.13	$—

The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2015 was $107.13. The fair value of these deferred equity units at September 30, 2015 was $135.00. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2014 was $107.13. The fair value of these deferred equity units at September 30, 2014 was $132.92. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2013 was $107.13. The fair value of these deferred equity units at September 30, 2013 was $134.62.

Compensation Expense

The Company recognized non-cash share-based compensation expense of $3 million for the fiscal year ended September 30, 2015. Of the $3 million, $1 million related to awards for employees and $2 million related to awards for non-employees for the fiscal year ended September 30, 2015. The Company recognized non-cash share-based compensation of $8 million for the fiscal year ended September 30, 2014. Of the $8 million, $5 million related to awards for employees and $3 million related to awards for non-employees for the fiscal year ended September 30, 2014. The Company recognized non-cash share-based compensation of $19 million for the fiscal year ended September 30, 2013. Of the $19 million, $12 million related to awards for employees and $7 million related to awards for non-employees for the fiscal year ended September 30, 2013.

In addition, at September 30, 2015, September 30, 2014 and September 30, 2013, the Company had approximately $7 million, $12 million and $20 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2015, the remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 2 years.

12. Related Party Transactions

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee equal to approximately $9 million based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The annual fee is payable quarterly. The Company also paid Access an $11 million transaction fee related to the PLG Acquisition in fiscal 2013. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $9 million, $8 million and $19 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, which includes the annual fee, an $11 million transaction fee related to the PLG Acquisition in the fiscal year ended September 30, 2013, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for each of the fiscal years ended September 30, 2015, 2014 and 2013. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statements of operations.

Lease Arrangements with Related Party

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired during the year.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease was increased to £3,460,250 per year, the term was extended five years and the Company received certain rights to extend the term for an additional five years following a market rate rent review.

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

On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space in our corporate headquarters at 1633 Broadway, New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2015, an immaterial amount was recorded as rental income. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history.

Deezer

Access owns a minority equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. On September 4, 2015, Blogmusik, as absorbed company, was merged into Odyssey, an absorbing company. Immediately following such merger, Odyssey was renamed “Deezer S.A.” Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. Deezer paid to WEA International Inc. an aggregate amount of approximately $25 million and $21 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2015 and 2014, respectively. In addition, in connection with these arrangements, the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. representing a small minority interest in Deezer S.A.

Equity Investment

In fiscal 2014, the Company made an investment in a company in which Access was a minority owner, which was subsequently sold during fiscal 2014. As a result of the sale transaction, the Company recognized a gain of $2 million.

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently the Chairman and CEO of Warner Bros. Records, the Chairman of Warner/Chappell Music and one of the Company’s directors, provided specified performance goals were achieved. The goals relate to achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company had a $6 million liability recorded as of September 30, 2013 based on the fair value of the expected earn-out payments. The Company concluded that it was no longer likely that the specified performance goals would be achieved. As such, the liability was reversed, and no liability was recorded on the balance sheet at September 30, 2015 or September 30, 2014. The Company was also required to pay Mr. Strang certain monies that might be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $0.8 million, all of which has been paid since the acquisition.

Record Industry

In February 2015, WEA and Record Industry entered into an agreement for vinyl record manufacturing.  In fiscal year 2015, WEA paid to Record Industry an aggregate amount of $4 million in connection with the foregoing arrangements.  Mr. Mohaupt, currently one of the Company’s directors, owns a minority interest in Record Industry.

13. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under both capital and operating leases. Net rent expense was approximately $66 million, $82 million and $61 million for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

At September 30, 2015, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

Operating
Years	Leases
(in millions)
2016	$57
2017	49
2018	42
2019	40
2020	34
Thereafter	210
Total	$432

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $318 million and $190 million as of September 30, 2015 and September 30, 2014, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $5 million and $5 million at September 30, 2015 and September 30, 2014, respectively.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. Pursuant to the terms of an August 15, 2011 stipulation and order, the case is currently in discovery. Disputes regarding the scope of discovery are ongoing. Plaintiffs filed a Class Certification brief on March 14, 2014 and an amended Class Certification brief on October 12, 2015. The Company’s opposition to the amended brief is due February 9, 2016 and the plaintiffs’ reply in support of the brief is due June 8, 2016. The Company filed its answer to the fourth amended complaint on October 9, 2015. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen,

Canadian dollar, Swedish krona and Australian dollar. The foreign currency forward exchange contracts related to royalties are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in the statement of operations.

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

As of September 30, 2015, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2014, the Company had outstanding hedge contracts for the sale of $7 million of foreign currencies at fixed rates, and the company had less than $1 million of deferred gains or losses in comprehensive loss related to foreign exchange hedging.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
	(in millions)
2015
Revenues	$2,501	$482	$(17)	$2,966
OIBDA	379	146	(89)	436
Depreciation of property, plant and equipment	(36)	(6)	(12)	(54)
Amortization of intangible assets	(192)	(63)	—	(255)
Operating income (loss)	151	77	(101)	127
Total assets	2,868	2,408	395	5,671
Capital expenditures	19	7	37	63
2014
Revenues	$2,526	$517	$(16)	$3,027
OIBDA	267	166	(93)	340
Depreciation of property, plant and equipment	(35)	(7)	(13)	(55)
Amortization of intangible assets	(201)	(65)	—	(266)
Operating income (loss)	31	94	(106)	19
Total assets	3,273	2,393	288	5,954
Capital expenditures	27	8	41	76
2013
Revenues	$2,389	$503	$(21)	$2,871
OIBDA	270	148	(85)	333
Depreciation of property, plant and equipment	(32)	(6)	(13)	(51)
Amortization of intangible assets	(146)	(61)	—	(207)
Operating income (loss)	92	81	(98)	75
Capital expenditures	12	3	19	34

Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2015, 2014 and 2013. Total assets relating to operations in different geographical areas are set forth below as of September 30, 2015 and September 30, 2014.

	2015		2014		2013
		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue
	(in millions)
United States	$1,171	$149	$1,141	$148	$1,161
United Kingdom	477	30	467	30	383
All other territories	1,318	41	1,419	49	1,327
Total	$2,966	$220	$3,027	$227	$2,871

Customer Concentration

In the fiscal years ended September 30, 2015, 2014 and 2013, one customer represented 13%, 16% and 18% of total revenues, respectively. This customer’s revenues are included in the Recorded Music segment.

16. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $171 million, $204 million and $206 million during the fiscal years ended September 30, 2015, 2014 and 2013, respectively. The Company paid approximately $25 million, $22 million and $26 million of foreign income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2015 and September 30, 2014.

	Fair Value Measurements as of September 30, 2015
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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2014	$(3)
Additions	—
Reductions	—
Payments	2
Balance at September 30, 2015	$(1)

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2015, the fair value of the Company’s debt was $2.976 billion. Based on the level of interest rates prevailing at September 30, 2014, the fair value of the Company’s debt was $3.026 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.

2015 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2014
	(in millions)
Revenues	$750	$710	$677	$829
Costs and expenses:
Cost of revenue	(375)	(373)	(318)	(445)
Selling, general and administrative expenses (a)	(274)	(251)	(252)	(296)
Amortization expense	(64)	(63)	(63)	(65)
Total costs and expenses	(713)	(687)	(633)	(806)
Operating income	37	23	44	23
Interest expense, net	(45)	(45)	(45)	(46)
Other income (expense)	(9)	(17)	14	(9)
Loss (income) before income taxes	(17)	(39)	13	(32)
Income tax (expense) benefit	(6)	(4)	6	(9)
Net (loss) income	(23)	(43)	19	(41)
Less: income attributable to noncontrolling interest	—	(1)	(1)	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(23)	$(44)	$18	$(42)

(a) Includes depreciation expense of:	$(12)	$(14)	$(14)	$(14)

Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

2014 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2013
	(in millions)
Revenues	$771	$788	$653	$815
Costs and expenses:
Cost of revenue	(393)	(417)	(319)	(441)
Selling, general and administrative expenses (a)	(287)	(319)	(273)	(293)
Amortization expense	(67)	(67)	(66)	(66)
Total costs and expenses	(747)	(803)	(658)	(800)
Operating income (loss)	24	(15)	(5)	15
Loss on extinguishment of debt	—	(141)	—	—
Interest expense, net	(46)	(48)	(54)	(55)
Other (expense) income	(1)	4	(3)	(4)
Loss before income taxes	(23)	(200)	(62)	(44)
Income tax (expense) benefit	(1)	16	3	8
Net loss	(24)	(184)	(59)	(36)
Less: income attributable to noncontrolling interest	(2)	(1)	(1)	(1)
Net loss attributable to Warner Music Group Corp.	$(26)	$(185)	$(60)	$(37)

(a) Includes depreciation expense of:	$(16)	$(14)	$(13)	$(12)

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

Consolidating Balance Sheet

September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$73	$173	$—	$246	$—	$—	$—	$246
Accounts receivable, net	—	170	179	—	349	—	—	—	349
Inventories	—	15	27	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	80	50	—	130	—	—	—	130
Deferred tax assets	—	32	20	—	52	—	—	—	52
Prepaid and other current assets	5	9	46	—	60	—	—	—	60
Total current assets	5	379	495	—	879	—	—	—	879
Due (to) from parent companies	863	(174)	(689)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,365	1,187	—	(3,552)	—	376	221	(597)	—
Royalty advances expected to be recouped after one year	—	120	75	—	195	—	—	—	195
Property, plant and equipment, net	—	145	75	—	220	—	—	—	220
Goodwill	—	1,379	253	—	1,632	—	—	—	1,632
Intangible assets subject to amortization, net	—	1,271	1,243	—	2,514	—	—	—	2,514
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	39	53	15	—	107	5	—	—	112
Total assets	$3,272	$4,431	$1,515	$(3,552)	$5,666	$381	$221	$(597)	$5,671
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$79	$94	$—	$173	$—	$—	$—	$173
Accrued royalties	—	513	574	—	1,087	—	—	—	1,087
Accrued liabilities	1	269	26	—	296	—	—	—	296
Accrued interest	48	—	—	—	48	10	—	—	58
Deferred revenue	—	140	66	—	206	—	—	—	206
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	7	18	(1)	24	—	—	—	24
Total current liabilities	62	1,008	778	(1)	1,847	10	—	—	1,857
Long-term debt	2,831	—	—	—	2,831	150	—	—	2,981
Deferred tax liabilities, net	—	142	210	—	352	—	—	—	352
Other noncurrent liabilities	3	131	105	3	242	—	—	—	242
Total liabilities	2,896	1,281	1,093	2	5,272	160	—	—	5,432
Total Warner Music Group Corp. equity (deficit)	376	3,149	405	(3,554)	376	221	221	(597)	221
Noncontrolling interest	—	1	17	—	18	—	—	—	18
Total equity (deficit)	376	3,150	422	(3,554)	394	221	221	(597)	239
Total liabilities and equity (deficit)	$3,272	$4,431	$1,515	$(3,552)	$5,666	$381	$221	$(597)	$5,671

Consolidating Balance Sheet

September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$26	$131	$—	$157	$—	$—	$—	$157
Accounts receivable, net	—	174	209	—	383	—	—	—	383
Inventories	—	13	26	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	62	40	—	102	—	—	—	102
Deferred tax assets	—	21	25	—	46	—	—	—	46
Prepaid and other current assets	5	10	40	—	55	—	—	—	55
Total current assets	5	306	471	—	782	—	—	—	782
Due (to) from parent companies	924	(242)	(682)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,531	1,142	—	(3,673)	—	525	371	(896)	—
Royalty advances expected to be recouped after one year	—	115	75	—	190	—	—	—	190
Property, plant and equipment, net	—	143	84	—	227	—	—	—	227
Goodwill	—	1,379	282	—	1,661	—	—	—	1,661
Intangible assets subject to amortization, net	—	1,372	1,512	—	2,884	—	—	—	2,884
Intangible assets not subject to amortization	—	75	45	—	120	—	—	—	120
Other assets	46	10	28	—	84	6	—	—	90
Total assets	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954
Liabilities and Deficit:
Current liabilities:
Accounts payable	$38	$91	$86	$—	$215	$—	$—	$—	$215
Accrued royalties	—	531	601	—	1,132	—	—	—	1,132
Accrued liabilities	—	64	179	—	243	—	—	—	243
Accrued interest	50	—	—	—	50	10	—	—	60
Deferred revenue	—	167	52	—	219	—	—	—	219
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	1	2	—	3	—	—	—	3
Total current liabilities	101	854	920	—	1,875	10	—	—	1,885
Long-term debt	2,867	—	—	—	2,867	150	—	—	3,017
Deferred tax liabilities, net	—	128	255	—	383	—	—	—	383
Other noncurrent liabilities	13	124	142	—	279	—	—	—	279
Total liabilities	2,981	1,106	1,317	—	5,404	160	—	—	5,564
Total Warner Music Group Corp. equity (deficit)	525	3,192	481	(3,673)	525	371	371	(896)	371
Noncontrolling interest	—	2	17	—	19	—	—	—	19
Total equity (deficit)	525	3,194	498	(3,673)	544	371	371	(896)	390
Total liabilities and equity (deficit)	$3,506	$4,300	$1,815	$(3,673)	$5,948	$531	$371	$(896)	$5,954

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,632	$1,588	$(254)	$2,966	$—	$—	$—	$2,966
Costs and expenses:
Cost of revenue	—	(788)	(866)	143	(1,511)	—	—	—	(1,511)
Selling, general and administrative expenses	1	(675)	(509)	110	(1,073)	—	—	—	(1,073)
Amortization of intangible assets	—	(122)	(133)	—	(255)	—	—	—	(255)
Total costs and expenses	1	(1,585)	(1,508)	253	(2,839)	—	—	—	(2,839)
Operating (loss) income	1	47	80	(1)	127	—	—	—	127
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Interest income (expense), net	(82)	6	(83)	—	(159)	(22)	—	—	(181)
Equity gains (losses) from consolidated subsidiaries	35	(67)	—	32	—	(69)	(91)	160	—
Other income (expense), net	(10)	1	(12)	—	(21)	—	—	—	(21)
Income (loss) before income taxes	(56)	(13)	(15)	31	(53)	(91)	(91)	160	(75)
Income tax benefit (expense)	(13)	(29)	—	29	(13)	—	—	—	(13)
Net income (loss)	(69)	(42)	(15)	60	(66)	(91)	(91)	160	(88)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(69)	$(43)	$(17)	$60	$(69)	$(91)	$(91)	$160	$(91)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,498	$1,804	$(275)	$3,027	$—	$—	$—	$3,027
Costs and expenses:
Cost of revenue	—	(639)	(1,089)	158	(1,570)	—	—	—	(1,570)
Selling, general and administrative expenses	(1)	(633)	(655)	117	(1,172)	—	—	—	(1,172)
Amortization of intangible assets	—	(120)	(146)	—	(266)	—	—	—	(266)
Total costs and expenses	(1)	(1,392)	(1,890)	275	(3,008)	—	—	—	(3,008)
Operating income (loss)	(1)	106	(86)	—	19	—	—	—	19
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest income (expense), net	(102)	9	(88)	—	(181)	(22)	—	—	(203)
Equity gains (losses) from consolidated subsidiaries	(80)	113	—	(33)	—	(286)	(308)	594	—
Other income (expense), net	12	(18)	2	—	(4)	—	—	—	(4)
Income (loss) before income taxes	(312)	210	(172)	(33)	(307)	(308)	(308)	594	(329)
Income tax benefit (expense)	26	(9)	26	(17)	26	—	—	—	26
Net income (loss)	(286)	201	(146)	(50)	(281)	(308)	(308)	594	(303)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income (loss) attributable to Warner Music Group Corp.	$(286)	$200	$(150)	$(50)	$(286)	$(308)	$(308)	$594	$(308)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,637	$1,511	$(277)	$2,871	$—	$—	$—	$2,871
Costs and expenses:
Cost of revenue	—	(782)	(905)	195	(1,492)	—	—	—	(1,492)
Selling, general and administrative expenses	(1)	(578)	(600)	82	(1,097)	—	—	—	(1,097)
Amortization of intangible assets	—	(118)	(89)	—	(207)	—	—	—	(207)
Total costs and expenses	(1)	(1,478)	(1,594)	277	(2,796)	—	—	—	(2,796)
Operating income (loss)	(1)	159	(83)	—	75	—	—	—	75
Loss on extinguishment of debt	(85)	—	—	—	(85)	—	—	—	(85)
Interest income (expense), net	(154)	6	(33)	—	(181)	(22)	—	—	(203)
Equity gains (losses) from consolidated subsidiaries	(10)	(40)	—	50	—	(176)	(198)	374	—
Other income (expense), net	43	(29)	(26)	—	(12)	—	—	—	(12)
Income (loss) before income taxes	(207)	96	(142)	50	(203)	(198)	(198)	374	(225)
Income tax benefit (expense)	31	—	34	(34)	31	—	—	—	31
Net income (loss)	(176)	96	(108)	16	(172)	(198)	(198)	374	(194)
Less: income attributable to noncontrolling interest	—	(2)	(2)	—	(4)	—	—	—	(4)
Net income (loss) attributable to Warner Music Group Corp.	$(176)	$94	$(110)	$16	$(176)	$(198)	$(198)	$374	$(198)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(69)	$(42)	$(15)	$60	$(66)	$(91)	$(91)	$160	$(88)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(59)	—	(59)	59	(59)	(59)	(59)	118	(59)
Minimum pension liability	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax:	(59)	—	(59)	59	(59)	(59)	(59)	118	(59)
Total comprehensive (loss) income	(128)	(42)	(74)	119	(125)	(150)	(150)	278	(147)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(128)	$(43)	$(76)	$119	$(128)	$(150)	$(150)	$278	$(150)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(286)	$201	$(146)	$(50)	$(281)	$(308)	$(308)	$594	$(303)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(41)	—	(41)	41	(41)	(41)	(41)	82	(41)
Minimum Pension Liability	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Other comprehensive income (loss), net of tax:	(47)	—	(47)	47	(47)	(47)	(47)	94	(47)
Total comprehensive (loss) income	(333)	201	(193)	(3)	(328)	(355)	(355)	688	(350)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(333)	$200	$(197)	$(3)	$(333)	$(355)	$(355)	$688	$(355)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(176)	$96	$(108)	$16	$(172)	$(198)	$(198)	$374	$(194)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(3)	—	(3)	3	(3)	(3)	(3)	6	(3)
Minimum Pension Liability	2	—	2	(2)	2	2	2	(4)	2
Deferred (losses) gains on derivative financial instruments	(1)	—	(1)	1	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), net of tax:	(2)	—	(2)	2	(2)	(2)	(2)	4	(2)
Total comprehensive (loss) income	(178)	96	(110)	18	(174)	(200)	(200)	378	(196)
Less: income attributable to noncontrolling interest	—	(2)	(2)	—	(4)	—	—	—	(4)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(178)	$94	$(112)	$18	$(178)	$(200)	$(200)	$378	$(200)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(69)	$(42)	$(15)	$60	$(66)	$(91)	$(91)	$160	$(88)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Depreciation and amortization	(1)	162	148	—	309	—	—	—	309
Unrealized gains/losses and remeasurement of foreign denominated loans	21	55	(48)	—	28	—	—	—	28
Deferred income taxes	—	—	(11)	—	(11)	—	—	—	(11)
Gain on sale of assets	—	—	—	—	—	—	—	—	—
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Non-cash share-based compensation expense	—	3	—	—	3	—	—	—	3
Equity losses (gains), including distributions	(35)	67	—	(32)	—	69	91	(160)	—
Changes in operating assets and liabilities:
Accounts receivable	—	4	2	—	6	—	—	—	6
Inventories	—	(1)	(5)	—	(6)	—	—	—	(6)
Royalty advances	—	(23)	(23)	—	(46)	—	—	—	(46)
Accounts payable and accrued liabilities	—	26	(15)	(28)	(17)	—	—	—	(17)
Royalty payables	—	(19)	46	—	27	—	—	—	27
Accrued interest	(2)	—	—	—	(2)	—	—	—	(2)
Deferred revenue	—	(9)	21	—	12	—	—	—	12
Other balance sheet changes	—	3	(7)	—	(4)	—	—	—	(4)
Net cash provided by (used in) operating activities	(76)	226	93	—	243	(21)	—	—	222
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Capital expenditures	—	(48)	(15)	—	(63)	—	—	—	(63)
Investments and acquisitions of businesses, net	—	(11)	(5)	—	(16)	—	—	—	(16)
Advances to issuer	110	—	—	(110)	—	—	—	—	—
Net cash provided by (used in) investing activities	110	(68)	(27)	(110)	(95)	—	—	—	(95)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(21)	—	—	—	(21)	21	—	—	—
Proceeds from the Revolving Credit Facility	258	—	—	—	258	—	—	—	258
Repayment of the Revolving Credit Facility	(258)	—	—	—	(258)	—	—	—	(258)
Repayment of Acquisition Corp. Senior Term Loan Facility	(13)	—	—	—	(13)	—	—	—	(13)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	—	—	—	—	—	—	—	—	—
Repayment of Acquisition Corp. 11.5% Senior Notes	—	—	—	—	—	—	—	—	—
Financing costs paid	—	—	—	—	—	—	—	—	—
Deferred financing costs paid	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	(110)	—	110	—	—	—	—	—
Net cash provided by (used in) financing activities	(34)	(111)	(5)	110	(40)	21	—	—	(19)
Effect of exchange rate changes on cash and equivalents	—	—	(19)	—	(19)	—	—	—	(19)
Net increase (decrease) in cash and equivalents	—	47	42	—	89	—	—	—	89
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$73	$173	$—	$246	$—	$—	$—	$246

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(286)	$201	$(146)	$(50)	$(281)	$(308)	$(308)	$594	$(303)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	141	—	—	—	141	—	—	—	141
Depreciation and amortization	—	160	161	—	321	—	—	—	321
Unrealized gains/losses and remeasurement of foreign denominated loans	(12)	(23)	(4)	—	(39)				(39)
Deferred income taxes	—	—	(55)	—	(55)	—	—	—	(55)
Gain on sale of assets	—	(2)	—	—	(2)	—	—	—	(2)
Non-cash interest expense	12	—	—	—	12	1	—	—	13
Non-cash share-based compensation expense	—	8	—	—	8	—	—	—	8
Equity losses (gains), including distributions	80	(113)	—	33	—	286	308	(594)	—
Changes in operating assets and liabilities:
Accounts receivable	—	10	62	—	72	—	—	—	72
Inventories	—	(3)	(4)	—	(7)	—	—	—	(7)
Royalty advances	—	(9)	(23)	—	(32)	—	—	—	(32)
Accounts payable and accrued liabilities	—	(162)	75	—	(87)	—	—	—	(87)
Royalty payables	—	(38)	63	—	25	—	—	—	25
Accrued interest	(15)	—	—	—	(15)	—	—	—	(15)
Deferred revenue	—	107	(12)	—	95	—	—	—	95
Other balance sheet changes	—	2	(22)	15	(5)	—	—	—	(5)
Net cash provided by (used in) operating activities	(80)	138	95	(2)	151	(21)	—	—	130
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(16)	(10)	—	(26)	—	—	—	(26)
Capital expenditures	—	(53)	(23)	—	(76)	—	—	—	(76)
Investments and acquisitions of businesses, net	—	2	(55)	—	(53)	—	—	—	(53)
Advances to issuer	58	—	—	(58)	—	—	—	—	—
Net cash provided by (used in) investing activities	58	(67)	(88)	(58)	(155)	—	—	—	(155)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(21)	—	—	—	(21)	21	—	—	—
Proceeds from the Revolving Credit Facility	600	—	—	—	600	—	—	—	600
Repayment of the Revolving Credit Facility	(600)	—	—	—	(600)	—	—	—	(600)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—	—	—	275	—	—	—	275
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	660	—	—	—	660	—	—	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—	—	—	(765)	—	—	—	(765)
Financing costs paid	(104)	—	—	—	(104)	—	—	—	(104)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	(60)	—	60	—	—	—	—	—
Net cash provided by (used in) financing activities	22	(61)	(5)	60	16	21	—	—	37
Effect of exchange rate changes on cash and equivalents	—	—	(10)	—	(10)	—	—	—	(10)
Net increase (decrease) in cash and equivalents	—	10	(8)	—	2	—	—	—	2
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$26	$131	$—	$157	$—	$—	$—	$157

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2013

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(176)	$96	$(108)	$16	$(172)	$(198)	$(198)	$374	$(194)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	85	—	—	—	85	—	—	—	85
Depreciation and amortization	—	155	103	—	258	—	—	—	258
Unrealized gains/losses and remeasurement of foreign denominated loans	9	23	(31)	(5)	(4)	—	—	—	(4)
Deferred income taxes	—	—	(73)	—	(73)	—	—	—	(73)
Non-cash interest expense	11	—	—	—	11	2	—	—	13
Non-cash share-based compensation expense	—	19	—	—	19	—	—	—	19
Equity losses (gains), including distributions	10	40	—	(50)	—	176	198	(374)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(28)	13	—	(15)	—	—	—	(15)
Inventories	—	—	(5)	—	(5)	—	—	—	(5)
Royalty advances	—	(18)	17	—	(1)	—	—	—	(1)
Accounts payable and accrued liabilities	—	(22)	95	—	73	—	—	—	73
Royalty payables	—	(22)	28	—	6	—	—	—	6
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Deferred revenue	—	(1)	15	—	14	—	—	—	14
Other balance sheet changes	—	(19)	(23)	39	(3)	—	—	—	(3)
Net cash provided by (used in) operating activities	(75)	223	31	—	179	(20)	—	—	159
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(33)	(4)	—	(37)	—	—	—	(37)
Capital expenditures	—	(25)	(9)	—	(34)	—	—	—	(34)
Investments and acquisitions of businesses, net	(719)	(9)	(9)	—	(737)	—	—	—	(737)
Advances to issuer	245	—	—	(245)	—	—	—	—	—
Net cash provided by (used in) investing activities	(474)	(67)	(22)	(245)	(808)	—	—	—	(808)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(12)	—	—	—	(12)	12	—	—	—
Proceeds from the Revolving Credit Facility	136	—	—	—	136	—	—	—	136
Repayment of the Revolving Credit Facility	(136)	—	—	—	(136)	—	—	—	(136)
Proceeds from Acquisition Corp. Senior Term Loan Facility	1,412	—	—	—	1,412	—	—	—	1,412
Repayment of Acquisition Corp. Senior Term Loan Facility	(110)	—	—	—	(110)	—	—	—	(110)
Proceeds from issuance of Acquisition Corp. 6.00% Senior Secured Notes	500	—	—	—	500	—	—	—	500
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(50)	—	—	—	(50)	—	—	—	(50)
Proceeds from issuance of Acquisition Corp. 6.25% Senior Secured Notes	227	—	—	—	227	—	—	—	227
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(23)	—	—	—	(23)	—	—	—	(23)
Repayment of Acquisition Corp. 9.5% Senior Secured Notes	(1,250)	—	—	—	(1,250)	—	—	—	(1,250)
Financing costs paid	(129)	—	—	—	(129)	—	—	—	(129)
Deferred financing costs paid	(60)	—	—	—	(60)	(2)	—	—	(62)
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Change in due to (from) issuer	—	(245)	—	245	—	—	—	—	—
Net cash provided by (used in) financing activities	505	(245)	(4)	245	501	10	—	—	511
Effect of exchange rate changes on cash and equivalents	—	—	(9)	—	(9)	—	—	—	(9)
Net increase (decrease) in cash and equivalents	(44)	(89)	(4)	—	(137)	(10)	—	—	(147)
Cash and equivalents at beginning of period	44	105	143	—	292	10	—	—	302
Cash and equivalents at end of period	$—	$16	$139	$—	$155	$—	$—	$—	$155

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
	(in millions)
Year Ended September 30, 2015
Allowance for doubtful accounts	$11	$7	$(6)	$—	$12
Reserves for sales returns	54	161	(171)	—	$44
Allowance for deferred tax asset	394	34	(84)	—	$344
Year Ended September 30, 2014
Allowance for doubtful accounts	$2	$2	$—	$7	$11
Reserves for sales returns	53	194	(193)	—	54
Allowance for deferred tax asset	296	101	(3)	—	394
Year Ended September 30, 2013
Allowance for doubtful accounts	$5	$3	$(6)	$—	$2
Reserves for sales returns	58	166	(171)	—	53
Allowance for deferred tax asset	244	53	(1)	—	296

(a)	Other changes due to acquisitions and dispositions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 77 of this report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 10, 2015, and their positions and offices.

Name	Age	Position
Stephen Cooper	69	CEO and Director
Cameron Strang	49	Chairman and CEO, WBR, Chairman, WCM, and Director
Eric Levin	53	Executive Vice President and Chief Financial Officer
Maria Osherova	50	Executive Vice President, Human Resources
Paul M. Robinson	57	Executive Vice President and General Counsel and Secretary
Stu Bergen	49	CEO, International and Global Commercial Services, Warner Recorded Music
Mike Jbara	50	Executive Vice President, Technology & Business Processes
James Steven	38	Executive Vice President, Communications and Marketing
Len Blavatnik	58	Vice Chairman of the Board
Lincoln Benet	52	Director
Alex Blavatnik	51	Director
Mathias Döpfner	52	Director
Noreena Hertz	48	Director
Thomas H. Lee	71	Director
Jörg Mohaupt	49	Director
Oliver Slipper	39	Director
Donald A. Wagner	52	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 69, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the Board of Directors as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A. Mr. Cooper is also the Managing Partner of Cooper Investment Partners, a private equity firm.

Cameron Strang, 49, has served as a director since July 20, 2011 and as Chairman and CEO, Warner Bros. Records (“WBR”) since November 2012. In addition, Mr. Strang has served as Chairman of Warner/Chappell Music (“WCM”) since July 1, 2011, and will continue to serve in that capacity until May 2016. Until November 1, 2015, Mr. Strang also served as CEO of WCM.  As a result of his transition from WCM, Mr. Strang will focus on WBR. Previously, Mr. Strang was the founder of New West Records and of Southside Independent Music Publishing, which was acquired by Warner/Chappell in 2010. Prior to being acquired by Warner/Chappell, Southside was a leading independent music publishing company with a reputation for discovering and developing numerous talented writers, producers and artists across a wide range of genres. Southside was founded with the signing of J.R. Rotem and, in just six years, built a roster that included Elektra Records’ recording artist, Bruno Mars; producer, Brody Brown; Nashville-based writers, Ashley Gorley and Blair Daly; Christian music star, Matthew West; and Kings of Leon. Mr. Strang also co-founded DMZ Records, a joint venture record label. Mr. Strang holds a bachelor of commerce degree from the University of British Columbia and a J.D. from British Columbia Law School.

Eric Levin, 53, has served as our Executive Vice President and Chief Financial Officer since October 13, 2014. From October 2012 to June 2014, he served as the financial director of Ecolab (China) Investment Co. Ltd, a multinational technology and manufacturing group in China, from October 2012 to June 2014. From May 1988 to December 2001, he worked in various financial functions at Home Box Office, Inc., a subsidiary of Time Warner, and was promoted to CFO from January 2000 to December 2001. Thereafter and until 2011, he served in various operational and financial roles in companies in the media and publishing industry. From 2004 to 2007, he was the Co-Founder and CEO of City on Demand, LLC, a television production company. From 2009 to 2011, Mr. Levin was CFO at SCMP Group Limited, a company listed on the Hong Kong Stock Exchange, which is a leading Asia media holding company, and joined the board of The Post Publishing Public Company Limited, a company listed on the Stock Exchange of Thailand, which publishes newspapers and magazines. Mr. Levin obtained a B.S. in Electrical Engineering from the University of Pennsylvania in May 1984 and an M.B.A. in finance and economics from the University of Chicago Graduate School of Business in March 1988. Mr. Levin currently serves as a director of Forgame Holdings Limited, a company listed on the Hong Kong Stock Exchange, which is a leading developer and publisher of webgames in China, since November 2012 where he is Chairman of the Audit and Compliance Committee and a member of the Remuneration Committee.

Maria Osherova, 50, has served as our Executive Vice President, Human Resources since July 29, 2014. Ms. Osherova joined Warner Music Group in 2006 as Vice President, Human Resources for Warner Music International, based in London.  Advancing to Senior Vice President of Warner Music International, she played a pivotal role in the successful integration of Parlophone Label Group within Warner Music Group. Prior to joining Warner Music Group, Ms. Osherova was Global HR Manager for a division of Shell International Petroleum, where she headed a department responsible for employees in over 120 countries. She previously held several posts at The Coca-Cola Company, based variously in Copenhagen, Oslo, and St. Petersburg. Osherova studied at St. Petersburg State Technical University, where she was awarded a Master of Sciences degree.

Paul M. Robinson, 57, has served as our Executive Vice President and General Counsel and Secretary since December 2006. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

Stu Bergen, 49, has served as our President, International, Recorded Music since June 2013.  He is responsible for our global Recorded Music business outside of the U.S. and U.K. markets. In addition, since March 2015, he oversees WEA Corp., the company’s global distribution and artists and label services arm, as well as ADA, which provides worldwide services to independent labels and artists. On December 1, 2015, he was named CEO, International and Global Commercial Services, Warner Recorded Music. Mr. Bergen, who joined Warner Music Group in 2006, was previously Executive Vice President, International & Head of Global Marketing.  Prior to Warner Music Group, Mr. Bergen held posts at several major record labels, including serving as Executive Vice President of Rock Music for Columbia Records, Executive Vice President of Island Records, and Vice President of Promotion for Epic Records. Mr. Bergen began his music industry career in 1988 at TVT Records, following which he became Director Promotion at Relativity Records. Mr. Bergen holds a B.A. degree from Princeton University.

Mike Jbara, 50, has served as our Executive Vice President, Technology & Business Processes since March 2015. In this role, he leads our global information technology strategy and functions and is responsible for developing solutions, systems and procedures that serve the creative and commercial needs of our employees, artists and business partners. Mr. Jbara previously served as President, ADA, where he led the growth of ADA’s services to independent labels and artists, expanding the company’s global footprint and nurturing ADA’s unique identity. Prior to that role, he was President and Chief Executive Officer of WEA Corp. and before that was WEA Corp.’s Executive Vice President and Chief Operating Officer. Before joining WEA Corp., Mr. Jbara was a Senior Manager in the New York-based Media and Entertainment Practice at Andersen Consulting where he served from 1987 to 1995. Mr. Jbara holds a B.S. degree in Engineering from the University of Michigan.

James Steven, 38, has served as Executive Vice President, Communications and Marketing since January 1, 2015. He is responsible for our worldwide communications and corporate marketing functions, including external and internal communications, investor relations, social responsibility and special events.  He also oversees the interaction and coordination of the communications functions of our operating companies.  Mr. Steven joined the company in 2007 as part of the company’s international communications team based in London.  He relocated to New York in 2012, becoming Senior Vice President, Communications and Marketing.  Prior to Warner Music Group, Mr. Steven held various roles at public relations and marketing agencies, including Cow PR and Consolidated PR, working with clients in the film, TV, technology, retail, beverages and automobile industries.

Len Blavatnik, 58, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with strategic investments in the U.S., Europe and South America. Mr. Blavatnik is a director of numerous companies in the Access portfolio, including UC RUSAL, plc. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to and remains engaged in many educational pursuits, in 2010 committing £75 million to establish the Blavatnik School of Government at the University of Oxford. He is a member of boards at Oxford University and Tel Aviv University, and is a member of Harvard University’s Global Advisory Council and the Task Force on Science and Engineering and the Board of Dean’s Advisors at Harvard Business School. Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of leading cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The Mariinsky Foundation of America, The Carnegie Hall Society, Inc. and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences and a

Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his M.B.A from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 52, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spanned corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the Supervisory Board of Directors for LyondellBasell and a member of the boards of Boomerang Tube, LLC and Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 51, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Deputy Chairman of Access. A 1993 graduate of Columbia University, Mr. Blavatnik joined Access in 1996 to manage the company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Mathias Döpfner, 52, has served as a director since May 1, 2014. Mr. Döpfner is Chairman and CEO of Axel Springer SE in Berlin. He has been with Axel Springer AG since 1998, initially as Editor-in-Chief of Die Welt and since 2000 as Member of the Management Board. During his career he has held different positions in media companies. Among others he was Editor-in-Chief of the newspapers Wochenpost and Hamburger Morgenpost. At Gruner+Jahr he was Assistant to the CEO in Hamburg and on the staff of the Head of International Business in Paris. Mr. Döpfner has also worked as author and Brussels based correspondent for Frankfurter Allgemeine Zeitung. He studied Musicology, German and Theatrical Arts in Frankfurt and Boston. He is a Member of the Board of Directors of Time Warner Inc., a Member of the Board of Directors of Vodafone Group Plc., Chairman of the Board of Directors of Business Insider Inc., and holds several honorary offices, among others at the American Academy, the American Jewish Committee and the European Publishers Council (EPC). In 2010 he was Visiting Professor in Media at the University of Cambridge and became a member of St. John’s College.

Noreena Hertz, 48, has served as a director since May 1, 2014. Ms. Hertz advises some of the biggest organizations and most senior figures in the world on strategy, decision-making, corporate social responsibility and global economic and geo-political trends. Her best-selling books, Eyes Wide Open, the Silent Takeover and IOU: The Debt Threat, have been published in 20 countries. Professor Hertz served as a member of Citigroup’s Politics and Economics Global Advisory Board between 2007 and 2008 and as a member of the Advisory Group steering McKinsey CEO Dominic Barton’s Inclusive Capitalism Taskforce between 2012 and 2013. She is also a Trustee of the U.K. think tank IPPR. A much sought-after commentator on television and radio Hertz contributes to a wide range of publications and networks including The BBC, CNN, CNBC, CBS, The New York Times, The Wall Street Journal, The Daily Beast, the Financial Times, the Guardian, The Washington Post, The Times of London, Wired, and Nature. She has given Keynote Speeches at TED and The World Economic Forum, as well as for leading global corporations, and has shared platforms with such luminaries as President Bill Clinton and James Wolfensohn. An influential economist on the international stage, Hertz also played a pivotal role in the development of (RED), an innovative commercial model to raise money for people with AIDS in Africa, having inspired Bono (co-founder of the project) with her writings. Professor Hertz has been described by the Observer as “one of the world’s leading young thinkers,” Vogue as “one of the world’s most inspiring women” and was featured on the cover of Newsweek’s September 30, 2013 issue in Europe, Asia and the Middle East. She has an M.B.A from the Wharton School of the University of Pennsylvania and a Ph.D. from the University of Cambridge. Having spent 10 years at the University of Cambridge as Associate Director of the Centre for International Business and Management, in 2014 she moved to University College London where she is Honorary Professor at the Centre for the Study of Decision-Making. She is a Member of the Advisory Board of RWE AG.

Thomas H. Lee, 71, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC. Thomas H. Lee Capital Management, LLC manages the Blue Star I, LLC fund of hedge funds.  Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC, Edelman Financial Services, LLC and Aimbridge Hospitality Holdings LLC. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, The Museum of Modern Art, NYU Langone Medical Center and the New York City Police Foundation among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Jörg Mohaupt, 49, has served as a director since July 20, 2011. Mr. Mohaupt has been associated with Access since May 2007, and is involved with Access’ activities in the media and communications sector. Prior, Mr. Mohaupt was a managing director of Providence Equity Partners and he co-founded and managed Continuum Group Limited, a communications services venture business. Prior to this, Mr. Mohaupt was an executive director at Morgan Stanley & Co. and Lehman Brothers in their respective media and telecommunications groups. Mr. Mohaupt serves on a number of boards including Perform Group Plc, AINMT Holdings, Gettaxi Ltd, Deezer, ULE, Songkick and Sentient Technologies. Mr. Mohaupt graduated with a degree in history from Rijksuniversiteit Leiden (Netherlands) and a degree in Communications Science from Universiteit van Amsterdam.

Oliver Slipper, 39, has served as a director since May 1, 2014. Mr. Slipper is the founder and CEO of Masomo Gaming Limited, a social games start-up headquartered in the U.K.  He previously served as Joint-CEO and was appointed to the Board of Perform Group plc in August 2007, where he still acts as a Non-Executive Director. Together with Simon Denyer, Joint-CEO of Perform, Mr. Slipper took the business public, achieving a listing on the London Stock Exchange in 2011, with a market capitalization of over £500 million. Previously he was the Chief Executive Officer of Premium TV until its amalgamation with Inform Group in 2007 to create Perform. Mr. Slipper joined Premium TV in 2001 as Commercial Manager. In 2005, he was appointed Chief Executive Officer. Prior to Premium TV, Mr. Slipper worked at Accenture within the Media and Entertainment team, where he worked for clients including Cable & Wireless, NTL and Sony Playstation advising on digital strategies. He holds a BA (Hons) in Classical Studies from Manchester University. He also serves on the Board of Surrey County Cricket Club and is a Patron of the Zoological Society of London.

Donald A. Wagner, 52, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy and of Boomerang Tube and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

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

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, Mohaupt and Wagner, each bring beneficial experience and attributes to our Board. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access, in his role as a director of UC RUSAL, a former director of TNK-BP Limited and as a director of Warner Music Group Corp. Mr. Benet has extensive experience in advising companies, particularly as the CEO and President of Access and in his role as a director of Clal Industries Ltd. and LyondellBasell Industries N.V. Alex Blavatnik has extensive experience advising companies, particularly as Deputy Chairman of Access and previously as a director of OGIP Ventures, Ltd. Mr. Mohaupt has served as a director of various companies and has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Providence Equity Partners, Morgan Stanley, Lehman Brothers and Access. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of them possess experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us.

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

Mr. Döpfner has extensive experience in the news publishing industry. Through his positions as CEO & chairman, executive board member (Newspaper division) of Axel Springer SE and editor in chief of DIE WELT, Mr. Döpfner has developed insights both in operational and strategic activities at Europe’s biggest and leading digital publisher.

Professor Hertz has over 25 years of experience in advising companies in a variety of sectors and geographies on strategic and policy decisions, intelligence gathering and analysis and stakeholder management and corporate social responsibility. Ms. Hertz has also held senior academic positions at leading business schools in the U.K. and the Netherlands (Judge Business School, University of Cambridge; Rotterdam School of Management, Erasmus University) where her research has focused on decision-making, risk assessment and management, globalization, innovation, and corporate social responsibility.

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

Oversight of Risk Management

On behalf of the Board of Directors, our Audit Committee is responsible for oversight of the Company’s risk management and assessment guidelines and policies. The Company is exposed to a number of risks including financial risks, operational risks and risks relating to regulatory and legal compliance. The Audit Committee discusses with management and the independent auditors the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken. The Company’s Chief Compliance Officer and Head of Internal Audit are responsible for the Company’s risk management function and regularly work closely with the Company’s senior executives to identify risks material to the Company. Both the Chief Compliance Officer and the Head of Internal Audit report regularly to the Chief Financial Officer, the Chief Executive Officer and the Audit Committee regarding the Company’s risk management policies and procedures. In that regard, both the Chief Compliance Officer and Head of Internal Audit regularly meet with the Audit Committee to discuss the risks facing the Company, highlighting any new risks that may have arisen since they last met. The Audit Committee also reports to the Board of Directors to apprise them of their discussions with the Chief Compliance Officer and Head of Internal Audit regarding the Company’s risk management efforts. In addition, the Board of Directors receives management updates on our business operations, financial results and strategy and, as appropriate, discusses and provides feedback with respect to risks related to those topics.

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

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2015. Our named executive officers (“NEOs”) for fiscal year 2015 are:

●	Stephen Cooper (our CEO);
●	Brian Roberts (our CFO until October 13, 2014);
●	Eric Levin (our CFO starting October 13, 2014);
●	Cameron Strang;
●	Stu Bergen;
●	Paul M. Robinson; and
●	Robert S. Wiesenthal (our Chief Operating Officer/Corporate until June 30, 2015).

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers (other than our CEO). For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2015, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below other than our current CEO) consists of base salary and annual bonuses. In addition, all of our NEOs, other than Messrs. Levin and Robinson, have elected to participate in the Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

In determining the compensation of the NEOs (other than our current CEO), the Compensation Committee seeks to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term shareholder value creation.

Access has a consulting agreement with Mr. Cooper pursuant to which he receives $166,667 a month and reimbursement of his related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. The Company does not have any other employment arrangement with Mr. Cooper, but he participates in the Plan. The Company has entered into employment arrangements with each of our other Named Executive Officers, which establish each executive’s base salary and for Messrs. Strang, Bergen and Wiesenthal their entitlement to a percentage of our annual free cash flow under the Plan and, in the case of Messrs. Levin and Robinson, their annual bonus.  Because of the mutual agreement between Mr. Wiesenthal and the Company that he would step down from his role during the 2015 fiscal year, Mr. Wiesenthal was paid a pro rata free cash flow bonus for the 2015 fiscal year, as provided under the Plan.  Mr. Roberts did not receive any free cash flow bonus under the Plan in respect of 2015.

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

●

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

●

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

●

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

Components of Executive Compensation

Employment Arrangements

With the exception of Mr. Cooper as described above, we have employment arrangements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements and Separation Agreements.” We believe that having employment arrangements with our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

●	Base salary;
●	Participation in the free cash flow bonus pool of the Plan or a discretionary or target annual cash bonus;
●	Severance payable upon a qualifying termination of employment; and
●	Benefits, including participation in our 401(k) plan and health, life insurance and disability insurance plans.

In addition, we entered into a separation agreement and release with Mr. Wiesenthal in connection with the mutual agreement between Mr. Wiesenthal and the Company that he would step down from his role during the 2015 fiscal year, which is described below under “Summary of NEO Employment Arrangements and Separation Agreements.”

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

Mr. Cooper was paid based on a consulting agreement with Access, as described above, in fiscal year 2015. Each of our other NEOs was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2015 (or the portion of the year in which he was employed).

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our financial performance for the particular year. With the exception of Messrs. Levin and Robinson, each of our NEOs has elected to participate in the annual free cash flow bonus pool in the Plan, as described below.

Annual Free Cash Flow Bonus Pool

All of our NEOs (other than Messrs. Levin and Robinson) have elected to participate in the Plan, which is also a non-qualified deferred compensation plan that allows the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. Our Compensation Committee adopted the Plan to, among other reasons, reinforce a partnership culture with our executives, by allowing them to participate in our short-term performance (in the form of annual free cash flow bonuses) and long-term performance (in the form of deferred compensation that is indexed to the value of our common stock and with grants of Profits Interests, as described below under “Long-Term Equity Incentives”). We believe it is important for our executives and shareholders to be motivated to work together towards shared financial and operational goals. In addition, our Compensation Committee considered that the Plan offers our executives the opportunity for tax-efficient wealth management creation based on our performance.

For the 2015 fiscal year, Messrs. Cooper, Strang, Wiesenthal and Bergen participated in the Plan with fixed percentages of free cash flow of 2%, 1%, 0.25% and 0.25%, respectively.  The Company’s free cash flow for the 2015 fiscal year was $174 million. Beginning with fiscal year 2015, the percentage of free cash flow allocated to Mr. Cooper increased to 2% to further incentivize and reward him. Accordingly, for fiscal year 2015, Messrs. Cooper, Strang and Bergen earned free cash flow bonuses under the Plan of $3,480,435, $1,739,957 and $434,957, respectively. Each of Messrs. Cooper, Strang and Bergen elected to defer 100% of his free cash flow bonus earned from the 2015 fiscal year and, in doing so, to acquire equity interests representing shares of our common stock. Although Mr. Roberts was a participant in the Plan in 2015, he did not receive any free cash flow bonus for 2015.  As part of his severance, Mr. Wiesenthal was paid $102,446 as a prorated amount of the fiscal year 2015 free cash flow bonus that he otherwise would have earned were he employed for the full fiscal year, as provided under the Plan and his separation agreement. See below under “Summary of NEO Employment Agreements and Separation Agreements.”  Beginning with fiscal year 2016, the percentage of free cash flow allocated to Mr. Bergen increased to 0.75% to further incentivize and reward him.

Discretionary Bonuses

Messrs. Levin and Robinson do not participate in the Plan.  For the 2015 fiscal year, Mr. Robinson had an annual target bonus amount of $550,000 set forth in his employment agreement. For the 2015 fiscal year, Mr. Levin had an annual target bonus amount of $330,000 set forth in his employment agreement, to be prorated for the part of 2015 that he was employed by us. The actual amount of Messrs. Levin’s and Robinson’s annual bonuses are determined by the Compensation Committee in its sole discretion and may be higher or lower than their target amounts. The amount of Messrs. Levin’s and Robinson’s bonuses for fiscal year 2015 are set forth below under the “Bonus” column in the Summary Compensation Table.

For Messrs. Levin and Robinson, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. The bonuses for each of Messrs. Levin and Robinson was based on the target bonus set forth in his employment agreement, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. A variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with Messrs. Levin’s and Robinson’s fiscal year 2015 bonuses are discussed in more detail below.

In fiscal year 2015, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonuses for Messrs. Levin and Robinson would be set at an amount equal to 103.7% and 91%, respectively, of the annual target bonus amounts set forth in their respective employment agreements for fiscal year 2015. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to each of them based on their and the Company’s performance during the fiscal year. Specifically, the Compensation Committee set the amount of Mr. Levin’s bonus after considering the quality of his individual performance in running the company-wide finance function and the amount of Mr. Robinson’s bonus after considering the quality of his individual performance in running the company-wide legal and business affairs function. See “Summary of NEO Employment Agreements and Separation Agreements” below for further details.

In making the bonus determinations for Messrs. Levin and Robinson, other qualitative factors taken into account included performance in internal and public financial reporting, budgeting and forecasting processes, compliance and infrastructure, investment and cost-savings initiatives. Non-financial factors considered also included, among other items, providing strategic leadership and direction for the Company, including corporate governance matters, managing the strategic direction of the Company, increasing operational efficiency, expanding our digital presence and communicating to investors and other important constituencies.

Also, for the 2015 fiscal year, Mr. Wiesenthal will be paid a supplemental discretionary cash bonus of $200,000, based on factors including the strength of his performance and the performance of the Company, and prorated to reflect the months elapsed during the 2015 fiscal year through June 30, 2015. The amount of this supplemental discretionary bonus to Mr. Wiesenthal for fiscal year 2015 is set forth below under the “Bonus” column in the Summary Compensation Table.

In addition, for fiscal year 2015, the Compensation Committee approved a one-time supplemental cash bonus of $250,000 to Mr. Bergen in recognition of, among other things, increased responsibilities taken on during the fiscal year, including oversight of WEA and ADA.

Long-Term Equity Incentives

Warner Music Group Corp. Senior Management Cash Flow Plan

As noted above, all our NEOs (other than Messrs. Levin and Robinson) have elected to participate in the Plan. In addition to providing an annual bonus that is based on a percentage of the Company’s free cash flow, as described above, the Plan provides its participants with the opportunity to defer all or a portion of their free cash flow bonuses and receive grants of equity interests.

Deferral of Compensation under the Plan

Deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral will be based on our fair market value as of January 1, 2013. The individual amounts that will be deferred in respect of the 2015 fiscal year for each of Messrs. Cooper, Strang and Bergen are $3,480,435, $1,739,957 and $434,957, respectively.  Although Mr. Roberts was a participant in the Plan in fiscal year 2015, as a result of his voluntary departure from the Company, none of his compensation for fiscal year 2015 was deferred. Similarly, because Mr. Wiesenthal stepped down from his employment during the 2015 fiscal year, none of his compensation for fiscal year 2015 was deferred.

Equity Interests under the Plan

Each of our NEOs who elected to participate in the Plan became a member of WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption, and was granted a “profits interest” in Management LLC (“Profits Interests”) in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his deferred account. These Profits Interests granted in fiscal year 2013 represent an economic entitlement to future appreciation in our common stock above the purchase price paid by Access in its acquisition of the Company. In addition, in connection with the increases to the free cash flow percentage allocations of Mr. Strang in fiscal year 2014 and to Mr. Cooper in fiscal year 2015, each of them was granted an additional number of Profits Interests in Management LLC equal to the additional number of deferred equity units that may be granted to them, representing an economic entitlement to future appreciation in our common stock from the date of grant. All of Mr. Roberts’ Profits Interests were forfeited in connection with his voluntary departure from the Company. Similarly, all of Mr. Wiesenthal’s Profits Interests were either repurchased, to the extent then vested, or forfeited in connection with the end of his employment when he stepped down, on the terms specified in his separation agreement, as described below under “Summary of NEO Employment Arrangements and Separation Agreements.” The amount of Profits Interests granted to each of our NEOs who participate in the Plan that was outstanding as of

September 30, 2015 is set forth below under “Outstanding Equity Awards at 2015 Fiscal Year End” table, and other terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying the “Grants of Plan-Based Awards in Fiscal Year 2015” table and under “Potential Payments upon Termination or Change-In-Control.”

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

Retirement Benefits

We offer a tax-qualified 401(k) plan to our employees and in November 2010 we adopted a non-qualified deferred compensation plan, which is available to those of our employees whose base salary is at least $200,000 and who are bonus eligible and who are not eligible to participate in the Plan. Both plans are available to the NEOs except for the non-qualified deferred compensation plan if they participate in the Plan.

In accordance with the terms of the Company’s 401(k) plan, the Company matches after one year of service, in cash, 50% of amounts contributed to that plan by each plan participant, up to 3% of eligible pay, with a limit of up to $260,000 in 2014 and $265,000 in 2015 of eligible pay or the lesser of a total match of $7,800 in 2014 and $7,950 in 2015. Employees can contribute up to the maximum IRS pre-tax deferrals of $17,500 in 2014 and $18,000 in 2015 (with a catch up of $5,500 in 2014 and $6,000 in 2015 in the case of participants age 50 or greater), whichever occurs first. The matching contributions made by the Company are initially subject to vesting, based on continued employment, with 25% scheduled to vest on each of the second through fifth anniversaries of the employee’s date of hire.

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2015.

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

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	Total ($)
Stephen Cooper (5)	2015	$2,000,000	—	$2,935,068	—	—	—	$4,935,068
CEO	2014	$2,000,000	—	—	—	—	—	$2,000,000
	2013	$2,000,000	—	$8,805,205	$570,000	—	—	$11,375,205
Eric Levin (6)	2015	$550,000	$342,210	—	—	—	—	$892,210
Executive Vice President and Chief
Financial Officer (from October 13, 2014)
Brian Roberts (7)	2015	$248,077	—	—	—	—	$58,942	$307,019
Executive Vice President and	2014	$722,308	—	—	—	—	$7,500	$729,808
Chief Financial Officer (until October 13, 2014)	2013	$615,385	—	$1,115,326	$72,200	—	$7,500	$1,810,411
Cameron Strang	2015	$2,250,000	—	—	__	—	$7,950	$2,257,950
Chairman and CEO,WBR and	2014	$2,250,000	—	$440,260	__	—	$7,500	$2,697,760
Chairman, WCM	2013	$2,113,465	—	$5,429,877	$351,500	—	$7,500	$7,902,342
Paul M. Robinson (8)	2015	$700,000	$500,000	—	—	—	$7,950	$1,207,950
Executive Vice President	2014	$685,577	$225,500	—	—	—	$7,500	$918,577
and General Counsel	2013	$625,000	$451,000	—	—	—	$7,500	$1,083,500
Stu Bergen (9)	2015	$1,000,000	$250,000	—	—	—	$7,950	$1,257,950
CEO, International and Global Commercial
Services, Warner Recorded Music
Robert S. Wiesenthal (10)	2015	$1,500,000	$200,000	—	—	—	$861,796	$2,561,796
Chief Operating Officer/Corporate	2014	$1,500,000	—	$880,521	—	—	$7,500	$2,388,021
(until June 30, 2015)	2013	$1,084,615	$500,000	$587,014	$38,000	—	—	$2,209,629

(1)

Represents discretionary cash bonus for fiscal year 2015 performance for each of Messrs. Levin and Robinson expected to be paid in January 2016, a supplemental 2015 cash bonus to each of Mr. Bergen and Mr. Wiesenthal, a supplemental cash bonus to Mr. Wiesenthal for fiscal year 2013 and, for Mr. Robinson, cash bonus amounts in respect of fiscal year 2013 performance and fiscal year 2014 performance paid in January 2014 and January 2015, respectively.

(2)

For fiscal year 2013, reflects the aggregate grant date fair value of the maximum number of deferred equity units that, as of fiscal year 2013, could have been granted to such officer and awards of Profits Interests made in fiscal year 2013 in connection with their becoming participants in the Plan. Although Mr. Bergen was a participant in the Plan in fiscal year 2013, he was not an NEO at that time and his amount is not reported above. For fiscal year 2014, this column for Messrs. Strang and Wiesenthal reflects the aggregate grant date fair value of the increase to the maximum number of deferred equity units that may be (or in the case of Mr. Wiesenthal could have been) granted to him and the awards of Profits Interests made to him in fiscal year 2014 in connection with that increase. For fiscal year 2015, for Mr. Cooper, this column reflects the aggregate grant date fair value of the increase to the maximum number of deferred equity units that may be granted to him and the awards of Profits Interests made to him in fiscal year 2015 in connection with that increase. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2015.

(3)

Represents the portion of the bonus amount paid to them in cash in respect of the 2013 fiscal year under the Plan. As participants in the Plan, Messrs. Cooper, Roberts, Strang and Wiesenthal were paid 1.5%, 0.925%, 0.19% and 0.10%, respectively, of the Company’s free cash flow earned in 2013, subject to the limitations of the Plan. Each of them deferred 75% of such amount under the Plan. Mr. Bergen was a participant in the Plan in 2013, but since he was not an NEO at that time, his compensation for fiscal year 2013 is not shown above. All of the NEOs participating in the Plan (including Mr. Bergen) deferred 100% of their 2014 and 2015 bonuses under the Plan into the acquisition of deferred equity units.

(4)

For Messrs. Roberts, Strang, Robinson, Bergen and Wiesenthal, all other compensation in fiscal year 2015 includes $4,327, $7,950, $7,950, $7,950 and $7,950 of 401(k) matching contributions, respectively.  For Mr. Roberts, all other compensation in fiscal year 2015 also includes $54,615 of payments related to other benefits.  For Mr. Wiesenthal, all other compensation in fiscal year 2015 also includes $750,000 in severance (including a prorated free cash flow bonus) and $103,846 of payments related to other benefits.

(5)

Access has a consulting agreement in respect of Mr. Cooper pursuant to which he receives $166,667 a month in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company does not have any other employment arrangement with Mr. Cooper.

(6)	Mr. Levin was appointed CFO effective October 13, 2014. Mr. Levin’s salary and bonus were prorated for the 2015 fiscal year.
(7)

Mr. Roberts served as CFO until October 13, 2014, following which he served on the Company’s senior management team as Executive Vice President, Corporate Strategy and Operations until March 2015. Base salary for Mr. Roberts in 2015 represents amounts earned in both his role as CFO and as Executive Vice President, Corporate Strategy and Operations. Base salary for Mr. Roberts for fiscal year 2013 reflects the increase in Mr. Roberts’ base compensation to $650,000, effective January 1, 2013, and his base salary for fiscal year 2014 and 2015 reflects the increase in his salary to $750,000, effective January 1, 2014.

(8)

Mr. Robinson was an NEO in fiscal year 2014. He was not an NEO in fiscal year 2013 but was also an NEO in fiscal year 2012 so his compensation for fiscal 2013 is reported. Mr. Robinson’s base salary for fiscal years 2014 and 2015 reflects the increase in his salary to $700,000, effective January 1, 2014.

(9)	Mr. Bergen became an NEO in fiscal year 2015.
(10)

Mr. Wiesenthal was appointed Chief Operating Officer/Corporate in January 2013 and served in that capacity until June 30, 2015, following which he remained in a non-executive position for the Company until the end of fiscal year 2015. Base salary above for fiscal year 2015 includes his compensation in a non-executive capacity. Base salary above for fiscal 2013 represents amounts earned following the commencement of Mr. Wiesenthal’s employment with the Company in January 2013.

Grant of Plan-Based Awards in Fiscal Year 2015

In fiscal year 2015, the Compensation Committee approved an increase to the maximum number of deferred equity units that may be acquired by Mr. Cooper, and he received a corresponding grant of additional Profits Interests, as follows:

Name	Grant Date	All other Stock Awards; Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards
Stephen Cooper	March 16, 2015	27,397.26	(1)	$2,935,068	(2)
	March 16, 2015	27,397.26	(3)	$—	(4)

(1)

Represents the additional number of deferred equity units approved for grant under the Plan to Mr. Cooper in fiscal year 2015, in connection with an increase to his allocated percentage of free cash flow. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.

(2)

Reflects the aggregate grant date fair value of the additional number of deferred equity units granted to Mr. Cooper in fiscal year 2015, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2015.

(3)

Represents the additional number of Profits Interests granted to Mr. Cooper under the Plan in fiscal year 2015, in connection with an increase to his allocated percentage of free cash flow and corresponding increase to the maximum number of deferred equity units that may be granted to him under the Plan.

(4)

Reflects the aggregate grant date fair value of awards of Profits Interests made to Mr. Cooper in fiscal year 2015, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2015.

Under the Plan, the deferred amounts reflected in the table above will be credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units are forfeited upon a participant’s termination of employment. Under the Plan, our NEOs’ Profits Interests will vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests are forfeited on any termination of employment. As of September 30, 2015, 109,589.04, 54,795.52 and 13,698.63 of the deferred equity units had been granted to Messrs. Cooper, Strang and Bergen, respectively, of which 23,522.83, 7,799.34 and 2,803.02, respectively, deferred equity units had vested. Also, 31,083.73, 19,546.22 and 3,533.90, respectively, of the Profits Interests held by them had vested, reflecting the free cash flow bonuses earned by them in respect of fiscal year 2013 and 2014 and credited to their accounts under the Plan (including the special grant of deferred equity units made to them in December 2013 to offset the impact of $54 million of investments that were funded through fiscal year 2013 free cash flow).  As a result of his voluntary departure in fiscal year 2015, the Company paid Mr. Roberts a cash amount of $385,970 in settlement of the deferred equity units that he acquired under the Plan in respect of the 2013 and 2014 fiscal years, at per unit price of $132.92, which was the fair market value of a fraction share of our common stock at the time. Also, as a result of his voluntary departure, Mr. Roberts forfeited all of his Profits Interests and all uncredited deferred equity units. Similarly, as a result of his stepping down from his employment in fiscal year 2015, the Company paid Mr. Wiesenthal a cash amount of $303,264 in settlement of the deferred equity units that he acquired under the Plan in respect of the 2013 and 2014 fiscal years, at per unit price of $132.92, which was the fair market value of a fraction share of our common stock as of June 30, 2015, and $72,931.  As a result, Mr. Wiesenthal did not have any equity awards outstanding at the end of the 2015 fiscal year.

The deferred amounts reflected in the “Outstanding Equity Awards at 2015 Fiscal Year-End” table below will be settled in three equal installments on the December 2018, 2019 and 2020 Redemption Dates, so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in Management LLC. On each Redemption Date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior Redemption Date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each Redemption Date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the Redemption Dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020. Redemption payments in respect of Profit Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.

As a condition to the grant of Profits Interests to our NEOs who elected to participate in the Plan, each of them agreed to restrictive covenants in the LLC Agreement, including non-competition with the businesses of the Company and its subsidiaries during the participant’s term of employment (but not for Mr. Strang who is located in the State of California), non-solicitation of certain artists, labels and employees during the participant’s term of employment and for one year afterwards, as well as obligations of non-disparagement and confidentiality.

Summary of NEO Employment Arrangements and Separation Agreements

This section describes employment arrangements and separation agreements in effect for our NEOs during fiscal year 2015. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause”” and “Resignation for “Good Reason” or without “Good Reason”” below.

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

Employment Arrangements with Brian Roberts, Cameron Strang, Stu Bergen and Robert S. Wiesenthal

On December 21, 2012, in connection with their becoming participants in the Plan, Messrs. Roberts, Strang, Bergen and Wiesenthal were required to enter into new simplified employment letters that, except for Mr. Wiesenthal, replaced their employment arrangements with the Company and its subsidiaries. Those letters provide for at-will employment, base salary, a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his or her termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employment letter). The severance payment provided under the employee letter will equal 75% of a participant’s annual salary if a qualifying termination occurs prior to the first anniversary of the date the employee letter was entered into (i.e., December 21, 2013), and 50% of the participant’s annual salary if the qualifying termination occurs after the first anniversary. Any severance payment will be conditioned on the NEO’s execution of a release (in the Company’s standard form at the time) of the Company and its affiliates. In addition, their employment letters require Messrs. Roberts, Strang, Bergen and Wiesenthal to comply with the restrictive covenants in the LLC Agreement.

As noted above, in fiscal year 2015, Messrs. Roberts and Wiesenthal terminated their employment. As described below, Warner Music Inc., a subsidiary of the Company, and Mr. Wiesenthal entered into a separation agreement.

Employment Agreement with Eric Levin

For fiscal year 2015, Mr. Levin was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Levin’s employment agreement ends on October 12, 2018; and
(2)	Mr. Levin’s base salary for fiscal year 2015 was $550,000 and his target bonus was $330,000.

In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), Mr. Levin will be entitled to cash severance benefits equal to $550,000.

Mr. Levin’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

In addition, effective October 1, 2015, Mr. Levin’s base salary was increased to $650,000, as was the amount of cash severance benefits that will be payable to him if we terminate his employment for any reason other than for “cause”, death or disability. In addition, beginning with the 2016 fiscal year, his target bonus was increased to $400,000 for each fiscal year during the term of his employment agreement.

Employment Agreement with Paul M. Robinson

For fiscal year 2015, Mr. Robinson was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Robinson’s employment agreement ends on September 30, 2015; and
(2)

Mr. Robinson’s base salary under his agreement was $625,000 from October 1, 2011 to September 30, 2013 and $650,000 from October 1, 2013 to September 30, 2015 and his target bonus beginning October 1, 2011 was $550,000. Pursuant to a letter agreement dated December 13, 2013, Mr. Robinson’s base salary was increased to $700,000, effective January 1, 2014.

In the event we terminate his employment for any reason other than for “cause”, death or disability or if Mr. Robinson terminates his employment for “good reason,” each as defined in the agreement, Mr. Robinson will be entitled to severance benefits equal to $1,050,000 plus a discretionary pro-rated target bonus (which shall not be less than $440,000 pro-rated for the number of days during which services were rendered in such fiscal year) and continued participation in the Company’s group health and life insurance plans for up to one year after termination.

Mr. Robinson’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

In addition, on August 4, 2015, Mr. Robinson entered into a new employment agreement that provides for a new term of his employment from October 1, 2015 until September 30, 2018.  This new employment agreement includes substantially similar terms to his previous employment agreement, except that, effective October 1, 2015, his base salary and target bonus were increased to $750,000 and $600,000, respectively. Also, under his new employment agreement, the severance benefits payable to Mr. Robinson remain substantially similar, except that the minimum discretionary pro-rated target bonus was increased to $480,000 (pro-rated for the number of days during which services were rendered in such fiscal year).

Separation Agreement with Robert S. Wiesenthal

In connection with the mutual agreement between Mr. Wiesenthal and the Company that he would step down from his role during the 2015 fiscal year, we entered into a Separation and Release Agreement dated June 16, 2015 with Mr. Wiesenthal. Under the separation agreement, he ceased to be an executive officer on June 30, 2015. He agreed to remain employed by us in a consulting capacity until September 30, 2015. The separation agreement provides that Mr. Wiesenthal received base salary at his current rate through September 30, 2015 and a severance payment of $750,000 to be paid at his current salary rate following September 30, 2015. Also, the separation agreement provided for Mr. Wiesenthal to be paid a supplemental discretionary bonus for the 2015 fiscal year, in an amount to be determined by us in our discretion, prorated to reflect the period in which he served as an executive officer. In addition, the separation agreement provided for his free cash flow bonus participation and his equity awards to be treated in the manner provided in the Plan.

Outstanding Equity Awards at 2015 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	86,066.21	(2)	$11,618,938
	78,505.31	(3)	$2,187,943
Brian Roberts	—	(2)	$—
	—	(3)	$—
Cameron Strang	46,996.18	(2)	$6,344,484
	35,249.30	(3)	$982,398
Stu Bergen	10,895.61	(2)	$1,470,907
	10,164.73	(3)	$283,291
Robert S. Wiesenthal	—	(2)	—
	—	(3)	—

(1)

An NEO’s deferred equity units and Profits Interests generally vest over time as equivalent amounts of his annual free cash flow bonuses are deferred under the Plan, except that the special grants of deferred equity units made in December 2013 will vest, subject to such officer’s continued employment, on the later of December 31, 2015 and the date, if any, when such officer acquires his maximum allocation of deferred equity units under the Plan, and also a number of Profits Interests corresponding to this special grant of defer. Uncredited deferred equity units and unvested Profits Interests will be forfeited on any termination of employment. As of September 30, 2015, all of Messrs. Roberts’ and Wiesenthal’s deferred equity units and Profits Interests either had been settled or forfeited and they did not own any equity interests in the Company.

(2)	Deferred equity units approved for grant to the officer as of September 30, 2015. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(3)	Unvested Profit Interests.
(4)	Assumptions used in the calculation of this amount are included in Note 11 to our audited financial statements for the year ended September 30, 2015.

Equity Awards Vested in 2015 Fiscal Year

Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Stephen Cooper	7,560.91	(1)	$1,004,996
	7,560.91	(2)	$194,996
Brian Roberts	957.71	(1)	$127,299
	957.71	(2)	$24,699
Cameron Strang	5,040.48	(1)	$669,981
	5,040.48	(2)	$129,994
Stu Bergen	1,260.03	(1)	$167,483
	1,260.03	(2)	$32,496
Robert S. Wiesenthal	1,260.03	(1)	$167,483
	1,260.03	(2)	$32,496

(1)

Deferred equity units of the NEO that vested in fiscal year 2014 upon the deferral of free cash flow bonuses by the NEOs, including vested deferred equity units that were withheld for payment of taxes.

(2)	Profits Interests that vested in fiscal year 2014 reflect a number of Profits Interests equal to the number of deferred equity units acquired by the NEOs in fiscal year 2014.
(3)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in March 2015. The grant date fair value of these vested deferred equity units and vested Profits Interests were reported under the column “stock awards” in the Summary Compensation Table for fiscal year 2013. Except for Messrs. Roberts and Wiesenthal in connection with their terminations of employment, no payment was made in fiscal year 2015 to any of the NEOs in respect of their vested deferred equity units or vested Profits Interests. Pursuant to the Plan and the NEOs’ elections, the deferred equity units and Profits interests will not be settled or redeemed until the Redemption Dates or, if earlier, termination of the NEO’s employment.  See the descriptions in the narratives accompanying the “Grants of Plan-Based Awards in Fiscal Year 2015” table above and below under “Potential Payments upon Termination or Change-In-Control.”

Nonqualified Deferred Compensation

The following table provides information concerning the deferred accounts of our NEOs under the Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)(4)	Aggregate Balance at Last FYE ($)
Stephen Cooper	$810,000	$194,996	$48,927	—	$3,175,582
Brian Roberts	$102,600	$24,699	$4,205	$385,970	$—
Cameron Strang	$539,987	$129,994	$30,187	—	$1,959,267
Stu Bergen	$134,987	$32,496	$5,702	—	$370,080
Robert S. Wiesenthal	$134,987	$32,496	$2,213	$303,264	$—

(1)

Amounts of free cash flow bonuses earned in respect of the 2014 fiscal year that were deferred by the NEOs under the Plan through the acquisition of vested deferred equity units.  These amounts were reported in the “stock awards” column in the Summary Compensation Table for fiscal year 2013.

(2)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in fiscal year 2015, as reported above in the “Equity Awards Vested in 2015 Fiscal Year” table.

(3)

Reflects the increase (decrease) in value of vested deferred equity units as of September 30, 2015 since the date the NEOs acquired vested deferred equity units (for deferred equity units that vested in fiscal year 2015) and since October 1, 2014 (for deferred equity units that vested before October 1, 2014). $1,710,000, $1,054,500 and $114,000 of these amounts for Messrs. Cooper, Strang and Wiesenthal, respectively, were reported in the Summary Compensation Table for fiscal year 2013. Mr. Bergen was not an NEO in fiscal year 2013, so his amount is not reported in the Summary Compensation Table for fiscal year 2013.

(4)	Reflects the settlement payment made to Messrs. Roberts and Wiesenthal in respect of their vested deferred equity units, in connection with their termination of employment.

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

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2015 and the NEO does not become employed by a new employer or return to work for the Company or that a change in control occurred on September 30, 2015. The discussion that follows addresses Messrs. Bergen, Cooper, Levin, Robinson and Strang. See “Summary of NEO Employment Arrangements and Separation Agreements” above for a description of their respective agreements.

As noted above, Mr. Wiesenthal’s employment terminated in connection with the mutual agreement between Mr. Wiesenthal and the Company that he would step down from his role in fiscal year 2015, as described above under “Summary of NEO Employment Arrangements and Separation Agreements.”

As noted above, Mr. Roberts voluntarily departed from the Company in March 2015, and he was not paid severance benefits as a result of his termination of employment, although his vested deferred equity units were settled and paid as described above.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Bergen, Levin, Robinson and Strang in this instance pursuant to their employment arrangements. As noted above, Mr. Cooper does not have an employment arrangement directly with the Company and, therefore, he is also not entitled to any benefits from the Company, except under the Plan, if he is terminated for “cause” or he resigns without “good reason.”

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Bergen, Levin, Robinson and Strang are entitled to contractual severance benefits payable on termination plus, in the case of Mr. Robinson, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if the employment of Messrs. Bergen, Cooper or Strang is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs are entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$3,480,435	$3,175,582	—	—	$6,656,017
Eric Levin	$550,000	$—	—	—	—	$550,000
Cameron Strang	$1,125,000	$1,739,957	$1,959,267	—	—	$4,824,224
Paul M. Robinson	$1,050,000	$500,000	—	—	$50,000	$1,600,000
Stu Bergen	$500,000	$434,957	$370,080	—	—	$1,305,037

(1)

Amounts under salary for Messrs. Bergen and Strang represent 50% of their respective annual salary, which would have been paid to them as severance on a termination without “cause” or termination for “good reason” on September 30, 2015, which would be payable in the regular payroll cycle in a period not exceeding 52 weeks. For Messrs. Levin and Robinson, the amount represents the severance payable to them on such a qualifying termination.

(2)

For Messrs. Bergen, Cooper and Strang, represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2015, their full 2015 annual bonuses).

(3)	Reflects the value of vested deferred equity units that will be settled on a termination of employment without “cause” or by the NEO for “good reason”.
(4)	Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.

Estimated Benefits in connection with a Change in Control

As participants in the Plan, each of Messrs. Bergen, Cooper and Strang will be entitled to additional payments upon a change in control in respect of his amounts deferred under the Plan and the Profits Interests granted to him.

Name	Value of Deferred Compensation (1)	Value of Profits Interests (2)	Total
Stephen Cooper	$7,772,344	$1,771,908	$9,544,252
Eric Levin	—	—	—
Cameron Strang	$4,281,913	$997,498	$5,279,411
Paul M. Robinson	—	—	—
Stu Bergen	$938,580	$211,664	$1,150,244

(1)

For each of Messrs. Bergen, Cooper and Strang, represents the value of (x) the NEO’s deferred equity units that were vested on September 30, 2015, (y) the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant) and (z) the deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2015 fiscal year payable in deferred equity units (i.e., 100% of the full 2015 bonus since the change in control would be deemed to occur on September 30, 2015), in each case, based on the value of our common stock as of September 30, 2015.

(2)

For each of Messrs. Bergen, Cooper and Strang, represents the value of (x) the NEO’s Profits Interests that were vested on September 30, 2015 and (y) the NEO’s Profits Interests that would have vested if 100% of his 2015 annual bonus would have been deferred under the Plan. The value of a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2015 since the date of grant. In each case, the value of a Profits Interest assumes that Management, LLC was liquidated and its proceeds distributed to its members, including our NEOs.

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

Estimated Benefits upon Death or Disability

Death. For Messrs. Bergen, Levin, Robinson and Strang, other than accrued benefits and, in the case of Messrs. Bergen and Strang under the Plan, no other benefits are provided in connection with such NEO’s death.

Disability. For Messrs. Bergen, Levin, Robinson and Strang, other than accrued benefits and short-term disability amounts and, in the case of Messrs. Bergen and Strang under the Plan, no benefits are provided in connection with such NEO’s disability.

As participants in the Plan, each of Messrs. Bergen, Cooper and Strang will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$3,480,435	$3,386,385	—	$6,866,820
Cameron Strang	$1,739,957	$2,089,263	—	$3,829,220
Stu Bergen	$434,957	$390,458	—	$825,415

(1)

Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2015, the full 2015 annual bonus) for each of Messrs. Bergen, Cooper and Strang.

(2)

Represents the value of the NEOs’ deferred equity units that were vested on September 30, 2015 and the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant), in each case, based on the value of our common stock as of September 30, 2015.

(3)	Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.

Relevant Provisions of Employment Arrangements

Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.

Termination for “Cause”

Under the terms of their employment letters, we generally would have “cause” to terminate the employment of Messrs. Bergen and Strang in any of the following circumstances: (1) ceasing to perform his material duties to the Company or its affiliates (other than as a result of vacation, approved leave or incapacity due to physical or mental illness or injury), which failure amounts to an extended neglect of his duties, (2) engaging in conduct that is materially injurious to the business of the Company or its affiliates, (3) conviction of a felony or entered a plea of guilty or no contest to a felony charge or a misdemeanor involving as a material element fraud, dishonest or sale or possession of illicit substances, (4) failing to follow lawful instructions of his direct superiors or the Company’s board of directors and (5) breach of any restrictive covenant addressed in his employee letter. We are required to notify Messrs. Bergen and Strang after any event that constitutes “cause” before terminating their employment for “cause”, and in general they have no less than 15 days after receiving notice of an event described in clauses (1), (4) or (5) to cure the event.

A similar standard of “cause” applies to Mr. Cooper under the Plan with respect to his interests in the Plan.

Under the terms of his employment agreement, we generally would have “cause” to terminate the employment of Messrs. Levin or Robinson in any of the following circumstances: (1) repeated and continual refusal to perform his duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company, (3) breach of his covenants in his employment agreement and (4) conviction of a felony or entered a plea of nolo contendere to a felony charge. We are required to notify Mr. Robinson after any event that constitutes “cause” before terminating his employment, and in general he has no less than 20 days after receiving notice to cure the event.

Resignation for “Good Reason” or without “Good Reason”

Our employment letters with Messrs. Bergen and Strang provide that each of them generally would have “good reason” to terminate employment in any of the following circumstances: (1) if his salary or annual bonus percentage under the Plan is materially reduced, (2) if we fail to pay him any salary which has become payable and due to him or (3) our failure to pay him any entitlement that that has become payable and due under the Plan. Each of Messrs. Bergen and Strang is required to notify us within 30 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event, failing a cure, he must terminate his employment within 30 days after the cure period expires.

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

Restrictive Covenants

Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Bergen and Strang to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” and the entitlement of Messrs. Bergen, Cooper, Roberts, Strang and Wiesenthal to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.

Messrs. Levin’s and Robinson’s employment agreements and the Plan for Messrs. Bergen, Cooper, Roberts, Strang and Wiesenthal also contain covenants regarding non-disclosure of confidential information.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors, as of September 30, 2015, for services rendered to us during the last fiscal year.

Mathias Döpfner is entitled to an annual retainer of €250,000, payable pro rata quarterly in arrears, for his service as a director on the Company’s board. No other non-employee directors received any compensation for service on the Board of Directors or Board committees during fiscal year 2015.  The amount below represents the dollar equivalent at September 30, 2015.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Mathias Döpfner	$281,075	—	—	—	—	—	$281,075
Noreena Hertz	—	—	—	—	—	—	—
Thomas H. Lee	—	—	—	—	—	—	—
Jörg Mohaupt	—	—	—	—	—	—	—
Oliver Slipper	—	—	—	—	—	—	—
Donald A. Wagner	—	—	—	—	—	—	—

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2015, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 10, 2015 with respect to beneficial ownership of our capital stock by:

●	each shareholder of the Company who beneficially owns more than 5% of the outstanding capital stock of the Company;
●	each director of the Company;
●	each of the executive officers of the Company named in the Summary Compensation Table appearing under “Executive Compensation”; and
●	all executive officers of the Company and directors of the Company as a group.

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.4%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	54.7945	5.2%
Stephen Cooper (3)	N/A	N/A	N/A
Eric Levin	N/A	N/A	N/A
Stu Bergen (3)	N/A	N/A	N/A
Mike Jbara (3)	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Cameron Strang (3)	N/A	N/A	N/A
Maria Osherova	N/A	N/A	N/A
James Steven	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,054.7945	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Mathias Döpfner	N/A	N/A	N/A
Noreena Hertz	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Jörg Mohaupt	N/A	N/A	N/A
Oliver Slipper	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (17 persons)	Common Stock	1,054.7945	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 1633 Broadway, New York, NY 10019, (212) 275-2000.
(2)	As of December 10, 2015, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.
(3)

Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. or Profits Interests in WMG Management Holdings, LLC. Messrs. Benet and Wagner beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock. Messrs. Bergen, Cooper, Jbara and Strang own Profits Interests in WMG Management Holdings, LLC and disclaim any beneficial ownership of shares of the Company’s common stock.

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

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access (the “Management Agreement”), dated July 20, 2011 (the “Merger Closing Date”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee (the “Annual Fee”) equal to approximately $9 million based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The Annual Fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. The Company incurred an expense of $9 million during fiscal year 2015 in connection with the Management Agreement, which includes an annual fee, plus additional expense of $2 million related to reimbursement to Access for the salary of our CEO.

Lease Arrangements with Access

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease was increased to £3,460,250 per year, the term was extended five years and the Company received certain rights to extend the term for an additional five years following a market rate rent review.

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

On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space in our corporate headquarters at 1633 Broadway New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history.

Consulting Agreement in respect of Stephen Cooper

Access Industries, Inc. has a consulting agreement in respect of Stephen Cooper pursuant to which he receives $166,667 per month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement.

Deezer

Access owns a minority equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. On September 4, 2015, Blogmusik, as absorbed company, was merged into Odyssey, as absorbing company. Immediately following such a merger, Odyssey was renamed “Deezer S.A.” Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. In fiscal year 2015, Deezer paid to the Company an aggregate amount of approximately $25 million in connection with the foregoing arrangements. In addition, in connection with these arrangements, the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. representing a small minority interest in Deezer S.A.

Relationships with Other Directors, Executive Officers and Affiliates

Southside Earn-Out

In December 2010, the Company acquired Southside Independent Music Publishing, LLC and contractually agreed to provide contingent earn-out payments to Cameron Strang, the former owner of Southside and currently our Chairman and CEO of Warner Bros. Records, our Chairman of Warner/Chappell Music and one of our directors, provided specified performance goals were achieved. The goals relate to the achievement of specified NPS (“net publishers share,” a measure of earnings) requirements by the acquired assets during the five-year period following closing of the acquisition. The Company had a $6 million liability recorded as of September 30, 2013 based on the fair value of the expected earn-out payments. The Company concluded that it was no longer likely that the specified performance goals would be achieved. As such, the liability was reversed, and no liability was recorded on the balance sheet at September 30, 2015 or September 30, 2014. The Company was also required to pay Mr. Strang certain monies that might be received and applied by the Company in recoupment of advance payments made by Southside prior to the acquisition in an amount not to exceed approximately $0.8 million, all of which has been paid since the acquisition.

Record Industry

In February 2015, WEA and Record Industry entered into an agreement for vinyl record manufacturing.  In fiscal year 2015, WEA paid to Record Industry an aggregate amount of $4 million in connection with the foregoing arrangements.  Mr. Mohaupt, currently one of our directors, owns a minority interest in Record Industry.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Messrs. Döpfner, Lee and Slipper and Ms. Hertz would be considered “independent” under the listing standards of the New York Stock Exchange. We do not believe that any of our other directors would be considered “independent” under the listing standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected the firm of KPMG LLP, to serve as independent registered public accountants for the fiscal year ending September 30, 2015. KPMG LLP was appointed as the Company’s auditors on February 27, 2015. Ernst & Young LLP had previously audited the Company’s financial statements since the Company was acquired from Time Warner Inc. in March 2004.

Fees Paid to KPMG LLP and Ernst & Young LLP

The following table sets forth the aggregate fees incurred to KPMG LLP and Ernst & Young LLP for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2015 and 2014 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2015	Year Ended September 30, 2014
Audit Fees	$4,305	$4,625
Audit-Related Fees	59	184
Tax Fees	20	20
All Other Fees	—	224
Total Fees	$4,384	$5,053

These fees exclude out-of-pocket costs of approximately $0.20 million and $0.25 million for each of the periods ended September 30, 2015 and 2014, respectively. Of the total fees for the year ended September 30, 2015, $3.889 million were paid to KPMG LLP and $0.495 million were paid to Ernst & Young LLP.

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP and Ernst & Young LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

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

All Other Fees: For the fiscal year ended September 30, 2014, fees consist of integration work performed in connection with the acquisition of PLG.

Pre-approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by KPMG LLP, and previously Ernst & Young LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by KPMG LLP, and previously Ernst & Young LLP. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee. Pursuant to this delegation, the Chair must report any pre-approval decision to the Audit Committee at its first meeting after the pre-approval was obtained.

During fiscal years 2015 and 2014, all professional services provided by KPMG LLP and Ernst & Young LLP, during the respective times of their appointment as the Company’s auditor, were pre-approved by the Audit Committee in accordance with our policies.

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

10.8**(19)	Letter Agreement, dated as of December 21, 2012, between Warner Music Inc. and Brian Roberts

10.9**(19)	Letter Agreement, dated as of December 21, 2012, between Warner/Chappell Music, Inc. and Cameron Strang

10.10**(24)	Letter Agreement, dated as of December 20, 2012, between Warner Music Inc. and Robert S. Wiesenthal

10.11**(31)	Separation Agreement and Release dated June 16, 2015 between Robert S. Wiesenthal and Warner Music Inc.

10.12**(19)	Letter Agreement, dated as of February 11, 2013, between Warner Music Inc. and Brian Roberts

10.13**(27)	Letter Agreement dated December 1, 2013, between Warner Music Inc. and Brian Roberts

10.14**(32)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin

10.15**$	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin

10.16**$	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson

10.17**$	Letter Agreement, dated as of December 21, 2012, between Warner Music Inc. and Stu Bergen

10.18**$ 10.19**$	Letter Agreement, dated as of December 19, 2013, between Stu Bergen and Warner Music Inc. Letter Agreement, dated November 30, 2015, between Stuart Bergen and Warner Music Inc.

10.20(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.21(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.22(21)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.23(21)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.24(6)	Assurance of Discontinuance, dated November 22, 2005

10.25(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.26*(8)

US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.27*(8)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.28*(8)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

Exhibit Number	Description

10.29*(8)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.30**(9)	Warner Music Group Corp. Deferred Compensation Plan

10.31(10)

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

10.32*(10)

Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.33*(10)

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

10.34*(16)

Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.35(17)

Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.36(17)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.37**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.38**(23)	Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.39**(24)	Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of December 4, 2013

10.40**(30)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.41**(23)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.42**(25)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.

21.1$	List of Subsidiaries

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1$

Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2015, filed on December 10, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

Exhibit Number	Description
(c)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

$	Filed herewith
*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment
**	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate
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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)
(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)
(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)
(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)
(8)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)
(9)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)
(10)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)
(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-32502)
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)
(15)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502)
(16)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)
(17)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)
(18)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 19, 2012 (File No. 001-32502)
(19)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 (File No. 001-32502)
(20)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-32502)
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on October 4, 2013 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on March 5, 2013 (File No. 001-32502)

(23)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 27, 2013 (File No. 001-32502)
(24)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2013 (file. No. 001-32502)
(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-32502)
(26)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502)
(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2013 (File No. 001-32502)
(28)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2011 (File No. 001-32502)
(29)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 (File No. 001-32502)
(30)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (file No. 001-32502)
(31)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 17, 2015 (file No. 001-32502)
(32)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2014 (file No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 10, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 10, 2015.

Signature	Title
/s/ STEPHEN COOPER	CEO and President and Director (Chief Executive Officer)
Stephen Cooper
/s/ CAMERON STRANG	Chairman and CEO, Warner Bros. Records, Chairman, Warner/Chappell Music, and Director
Cameron Strang
/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik
/s/ LINCOLN BENET	Director
Lincoln Benet
/s/ ALEX BLAVATNIK	Director
Alex Blavatnik
/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner
/s/ NOREENA HERTZ	Director
Noreena Hertz
/s/ THOMAS H. LEE	Director
Thomas H. Lee
/s/ JÖRG MOHAUPT	Director
Jörg Mohaupt
/s/ OLIVER SLIPPER	Director
Oliver Slipper
/s/ DONALD A. WAGNER	Director
Donald A. Wagner