Form 10-Q
period 2015-12-31
Warner Music Group Corp.
filed 2016-02-04
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There is no public market for the Registrant’s common stock. As of February 4, 2016 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2015	2015
	(in millions)
Assets
Current assets:
Cash and equivalents	$278	$246
Accounts receivable, net of allowances of $74 million and $56 million	408	349
Inventories	41	42
Royalty advances expected to be recouped within one year	135	130
Prepaid and other current assets	60	60
Total current assets	922	827
Royalty advances expected to be recouped after one year	202	195
Property, plant and equipment, net	217	220
Goodwill	1,625	1,632
Intangible assets subject to amortization, net	2,423	2,514
Intangible assets not subject to amortization	119	119
Other assets	105	114
Total assets	$5,613	$5,621
Liabilities and Equity
Current liabilities:
Accounts payable	$161	$173
Accrued royalties	1,131	1,087
Accrued liabilities	297	296
Accrued interest	47	58
Deferred revenue	202	206
Current portion of long-term debt	13	13
Other current liabilities	36	24
Total current liabilities	1,887	1,857
Long-term debt	2,973	2,981
Deferred tax liabilities, net	286	302
Other noncurrent liabilities	228	242
Total liabilities	$5,374	$5,382
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(713)	(740)
Accumulated other comprehensive loss, net	(192)	(167)
Total Warner Music Group Corp. equity	223	221
Noncontrolling interest	16	18
Total equity	239	239
Total liabilities and equity	$5,613	$5,621

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2015	2014
	(in millions)
Revenue	$849	$829
Costs and expenses:
Cost of revenue	(449)	(445)
Selling, general and administrative expenses (a)	(276)	(296)
Amortization expense	(62)	(65)
Total costs and expenses	(787)	(806)
Operating income	62	23
Interest expense, net	(45)	(46)
Other income (expense)	8	(9)
Income (loss) before income taxes	25	(32)
Income tax benefit (expense)	3	(9)
Net income (loss)	28	(41)
Less: Income attributable to noncontrolling interest	(1)	(1)
Net income (loss) attributable to Warner Music Group Corp.	$27	$(42)

(a) Includes depreciation expense of:	$(13)	$(14)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	December 31,
	2015	2014
	(in millions)
Net income (loss)	$28	$(41)
Other comprehensive loss, net of tax:
Foreign currency adjustment	(24)	(34)
Deferred losses on derivative financial instruments	(1)	—
Other comprehensive loss, net of tax	(25)	(34)
Total comprehensive income (loss)	3	(75)
Less: Income attributable to noncontrolling interest	(1)	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$2	$(76)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31,	December 31,
	2015	2014
	(in millions)
Cash flows from operating activities
Net income (loss)	$28	$(41)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75	79
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(8)	14
Deferred income taxes	(9)	—
Non-cash interest expense	2	2
Non-cash share-based compensation expense	1	—
Changes in operating assets and liabilities:
Accounts receivable	(63)	(67)
Inventories	(1)	(1)
Royalty advances	(16)	(7)
Accounts payable and accrued liabilities	(11)	(47)
Royalty payables	58	46
Accrued interest	(11)	(12)
Deferred revenue	1	39
Other balance sheet changes	15	30
Net cash provided by operating activities	61	35
Cash flows from investing activities
Acquisition of music publishing rights, net	(7)	(5)
Capital expenditures	(10)	(24)
Investments and acquisitions of businesses, net	(1)	(8)
Net cash used in investing activities	(18)	(37)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	—	100
Repayment of the Revolving Credit Facility	—	(100)
Repayment of Acquisition Corp. Senior Term Loan Facility	(3)	(3)
Distribution to noncontrolling interest holder	(3)	—
Net cash used in financing activities	(6)	(3)
Effect of exchange rate changes on cash and equivalents	(5)	(7)
Net increase (decrease) in cash and equivalents	32	(12)
Cash and equivalents at beginning of period	246	157
Cash and equivalents at end of period	$278	$145

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239
Net income	—	—	—	27	—	27	1	28
Other comprehensive loss, net of tax	—	—	—	—	(25)	(25)	—	(25)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2015	1,055	$—	$1,128	$(713)	$(192)	$223	$16	$239

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2016.

The consolidated balance sheet at September 30, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2015 and December 31, 2014 relate to the periods ended December 25, 2015 and December 26, 2014, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31. The fiscal year ended September 30, 2015 ended on September 25, 2015. For convenience purposes, the Company continues to date its balance sheet as of September 30.

The Company has performed a review of all subsequent events through the date the financial statements were issued, and has determined that no additional disclosures are necessary.

Income Taxes

          At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year and uses that rate to provide for income taxes on a current year-to-date basis before discrete items. If a reliable estimate of the annual effective tax rate cannot be made, which could be caused by the significant variability in rates when marginal earnings are expected for the year, a discrete tax rate is calculated for the period.

New Accounting Pronouncements

During the first quarter of fiscal 2016, the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to adopt this standard retrospectively, and thus the reclassification of prior period balances has been made. The application of ASU 2015-17 to the Company’s September 30, 2015 Consolidated Balance Sheets resulted in a decrease to current deferred tax assets of $52 million, an increase to non-current deferred tax assets of $2 million, and a decrease to non-current deferred tax liabilities of $50 million.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early application is not permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price. ASU 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those years. Earlier adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than disclosure.

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

	Foreign	Minimum	(Losses)	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2015	$(157)	$(10)	$—	$(167)
Other comprehensive loss (a)	(24)	—	(1)	(25)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at December 31, 2015	$(181)	$(10)	$(1)	$(192)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $23.4 million

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2015	$1,168	$464	$1,632
Acquisitions	—	—	—
Dispositions	—	—	—
Other adjustments	(7)	—	(7)
Balance at December 31, 2015	$1,161	$464	$1,625

Other adjustments during the three months ended December 31, 2015 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	December 31,	September 30,
	Useful Life	2015	2015
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$979	$992
Music publishing copyrights	27 years	1,484	1,497
Artist and songwriter contracts	13 years	914	926
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,384	3,422
Accumulated amortization		(961)	(908)
Total net intangible assets subject to amortization		2,423	2,514
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	119	119
Total net intangible assets		$2,542	$2,633

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	December 31,	September 30,
	2015	2015
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,279	1,282
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	172	177
6.75% Senior Notes due 2022—Acquisition Corp.	660	660
13.75% Senior Notes due 2019—Holdings	150	150
Total debt	2,986	2,994
Less: current portion	13	13
Total long-term debt	$2,973	$2,981

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million and $5 million at December 31, 2015 and September 30, 2015, respectively. There were no loans outstanding under the Revolving Credit Facility at December 31, 2015 or September 30, 2015.

(b)

Principal amount of $1.284 billion and $1.287 billion less unamortized discount of $5 million and $5 million at December 31, 2015 and September 30, 2015, respectively. Of this amount, $13 million, representing the scheduled amortization of the Senior Term Loan Facility, was included in the current portion of long-term debt at December 31, 2015 and September 30, 2015.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at December 31, 2015 and September 30, 2015.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2019.

Maturities of Senior Notes and Senior Secured Notes

As of December 31, 2015, there are no scheduled maturities of notes until 2019, when $150 million is scheduled to mature. Thereafter, $1.557 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $45 million and $46 million for the three months ended December 31, 2015 and December 31, 2014, respectively. The weighted-average interest rate of the Company’s total debt was 5.6% at each of December 31, 2015, September 30, 2015 and December 31, 2014.

6. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. However, on January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the U.S. Supreme Court denied the defendants’ petition for Certiorari.

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. The Company filed its answer to the fourth amended complaint on October 9, 2015.  Plaintiffs filed an amended Class Certification brief on October 12, 2015. The Company’s opposition to the amended brief is due February 12, 2016, and Plaintiffs’ reply in support of the brief is due June 10, 2016. The Company filed amended answers to the fourth amended complaint on November 3, 2015. A mediation has been scheduled for February 22, 2016. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

Other Matters

In addition to the matter discussed above, the Company is involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In the currently pending proceedings, the amount of accrual is not material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) the results of ongoing discovery; (2) uncertain damage theories and demands; (3) a less than complete factual record; (4) uncertainty concerning legal theories and their resolution by courts or regulators; and (5) the unpredictable nature of the opposing party and its demands. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, the Company continuously monitors these proceedings as they develop and adjusts any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on the Company, including the Company’s brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on the Company’s results of operations for a given reporting period.

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

As of December 31, 2015, the Company had outstanding hedge contracts for the sale of $234 million and the purchase of $138 million of foreign currencies at fixed rates that will be settled by September 2016. As of December 31, 2015, the Company had $1 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2015, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at December 31, 2015 and September 30, 2015:

	December 31,	September 30,
	2015 (a)	2015 (b)
(in millions)
Other current assets	$2	$—
Other current liabilities	—	—

(a)	Includes $5 million and $3 million of foreign exchange derivative contracts in asset and liability positions, respectively.
(b)	Includes no foreign exchange derivative contracts in asset and liability positions.

8. Segment Information

As discussed more fully in Note 1, based on the nature of its products and services, the Company classifies its business interests into two fundamental operations: Recorded Music and Music Publishing, which also represent reportable segments of the Company. Information as to each of these operations is set forth below. The Company evaluates performance based on several factors, of which the primary financial measure is operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). The Company has supplemented its analysis of OIBDA results by segment with an analysis of operating income (loss) by segment.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
December 31, 2015
Revenues	$737	$116	$(4)	$849
OIBDA	152	5	(20)	137
Depreciation of property, plant and equipment	(8)	(2)	(3)	(13)
Amortization of intangible assets	(46)	(16)	—	(62)
Operating income (loss)	98	(13)	(23)	62
December 31, 2014
Revenues	$714	$119	$(4)	$829
OIBDA	111	17	(26)	102
Depreciation of property, plant and equipment	(10)	(1)	(3)	(14)
Amortization of intangible assets	(49)	(16)	—	(65)
Operating income (loss)	52	—	(29)	23

9. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $54 million and $56 million during the three months ended December 31, 2015 and December 31, 2014, respectively. The Company paid approximately $6 million of income and withholding taxes with no offsetting refunds during the three months ended December 31, 2015 and paid cash taxes of $8 million offset by a refund of $9 million in Germany for the three months ended December 31, 2014.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2015 and September 30, 2015.

	Fair Value Measurements as of December 31, 2015
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	—	—	—
Other Current Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Total	$—	$2	$(1)	$1

	Fair Value Measurements as of September 30, 2015
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Total	$—	$—	$(1)	$(1)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2015	$(1)
Additions	—
Reductions	—
Payments	—
Balance at December 31, 2015	$(1)

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2015, the fair value of the Company’s debt was $2.847 billion. Based on the level of interest rates prevailing at September 30, 2015, the fair value of the Company’s debt was $2.976 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

11. Subsequent Events

Notice of Debt Redemption

On January 15, 2016, Holdings elected to call for the partial redemption of $50 million of its $150 million outstanding 13.75% Senior Notes due 2019 (the “Holdings Notes”) and a notice of redemption has been sent by Wells Fargo Bank, National Association, the trustee for the Holdings Notes, to all registered holders of the Holdings Notes. The redemption price for the Holdings Notes is equal to 106.875% of the principal amount of the Holdings Notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on February 16, 2016. Upon the partial redemption by Holdings of the Holdings Notes, $100 million of the Holdings Notes will remain outstanding.

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

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes and the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and Senior Term Loan Facility, and, with respect to the Company, the indenture for the Holdings Notes.

Consolidating Balance Sheet (Unaudited)

December 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$77	$201	$—	$278	$—	$—	$—	$278
Accounts receivable, net	—	175	233	—	408	—	—	—	408
Inventories	—	13	28	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	81	54	—	135	—	—	—	135
Deferred tax assets	—	—	—	—	—	—	—	—	—
Prepaid and other current assets	5	12	43	—	60	—	—	—	60
Total current assets	5	358	559	—	922	—	—	—	922
Due (to) from parent companies	841	(275)	(566)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,372	1,225	—	(3,597)	—	373	223	(596)	—
Royalty advances expected to be recouped after one year	—	122	80	—	202	—	—	—	202
Property, plant and equipment, net	—	143	74	—	217	—	—	—	217
Goodwill	—	1,379	246	—	1,625	—	—	—	1,625
Intangible assets subject to amortization, net	—	1,242	1,181	—	2,423	—	—	—	2,423
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	37	46	17	—	100	5	—	—	105
Total assets	$3,255	$4,311	$1,639	$(3,597)	$5,608	$378	$223	$(596)	$5,613
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$81	$80	$—	$161	$—	$—	$—	$161
Accrued royalties	—	519	612	—	1,131	—	—	—	1,131
Accrued liabilities	1	115	183	(2)	297	—	—	—	297
Accrued interest	42	—	—	—	42	5	—	—	47
Deferred revenue	—	136	66	—	202	—	—	—	202
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	2	34	—	36	—	—	—	36
Total current liabilities	56	853	975	(2)	1,882	5	—	—	1,887
Long-term debt	2,823	—	—	—	2,823	150	—	—	2,973
Deferred tax liabilities, net	—	112	174	—	286	—	—	—	286
Other noncurrent liabilities	3	124	101	—	228	—	—	—	228
Total liabilities	2,882	1,089	1,250	(2)	5,219	155	—	—	5,374
Total Warner Music Group Corp. equity (deficit)	373	3,221	374	(3,595)	373	223	223	(596)	223
Noncontrolling interest	—	1	15	—	16	—	—	—	16
Total equity (deficit)	373	3,222	389	(3,595)	389	223	223	(596)	239
Total liabilities and equity (deficit)	$3,255	$4,311	$1,639	$(3,597)	$5,608	$378	$223	$(596)	$5,613

Consolidating Balance Sheet

September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$73	$173	$—	$246	$—	$—	$—	$246
Accounts receivable, net	—	170	179	—	349	—	—	—	349
Inventories	—	15	27	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	80	50	—	130	—	—	—	130
Deferred tax assets	—	—	—	—	—	—	—	—	—
Prepaid and other current assets	5	9	46	—	60	—	—	—	60
Total current assets	5	347	475	—	827	—	—	—	827
Due (to) from parent companies	863	(174)	(689)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,365	1,187	—	(3,552)	—	376	221	(597)	—
Royalty advances expected to be recouped after one year	—	120	75	—	195	—	—	—	195
Property, plant and equipment, net	—	145	75	—	220	—	—	—	220
Goodwill	—	1,379	253	—	1,632	—	—	—	1,632
Intangible assets subject to amortization, net	—	1,271	1,243	—	2,514	—	—	—	2,514
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	39	53	17	—	109	5	—	—	114
Total assets	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$79	$94	$—	$173	$—	$—	$—	$173
Accrued royalties	—	513	574	—	1,087	—	—	—	1,087
Accrued liabilities	1	269	26	—	296	—	—	—	296
Accrued interest	48	—	—	—	48	10	—	—	58
Deferred revenue	—	140	66	—	206	—	—	—	206
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	7	18	(1)	24	—	—	—	24
Total current liabilities	62	1,008	778	(1)	1,847	10	—	—	1,857
Long-term debt	2,831	—	—	—	2,831	150	—	—	2,981
Deferred tax liabilities, net	—	110	192	—	302	—	—	—	302
Other noncurrent liabilities	3	131	105	3	242	—	—	—	242
Total liabilities	2,896	1,249	1,075	2	5,222	160	—	—	5,382
Total Warner Music Group Corp. equity (deficit)	376	3,149	405	(3,554)	376	221	221	(597)	221
Noncontrolling interest	—	1	17	—	18	—	—	—	18
Total equity (deficit)	376	3,150	422	(3,554)	394	221	221	(597)	239
Total liabilities and equity (deficit)	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$448	$439	$(38)	$849	$—	$—	$—	$849
Costs and expenses:
Cost of revenue	—	(221)	(260)	32	(449)	—	—	—	(449)
Selling, general and administrative expenses	—	(137)	(144)	5	(276)	—	—	—	(276)
Amortization of intangible assets	—	(31)	(31)	—	(62)	—	—	—	(62)
Total costs and expenses	—	(389)	(435)	37	(787)	—	—	—	(787)
Operating income (loss)	—	59	4	(1)	62	—	—	—	62
Interest income (expense), net	(20)	1	(21)	—	(40)	(5)	—	—	(45)
Equity gains (losses) from equity method investments	47	19	—	(66)	—	32	27	(59)	—
Other income (expense), net	2	(1)	7	—	8	—	—	—	8
Income (loss) before income taxes	29	78	(10)	(67)	30	27	27	(59)	25
Income tax benefit (expense)	3	(5)	4	1	3	—	—	—	3
Net income (loss)	32	73	(6)	(66)	33	27	27	(59)	28
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$32	$73	$(7)	$(66)	$32	$27	$27	$(59)	$27

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$361	$513	$(45)	$829	$—	$—	$—	$829
Costs and expenses:
Cost of revenue	—	(167)	(318)	40	(445)	—	—	—	(445)
Selling, general and administrative expenses	1	(133)	(169)	5	(296)	—	—	—	(296)
Amortization of intangible assets	—	(30)	(35)	—	(65)	—	—	—	(65)
Total costs and expenses	1	(330)	(522)	45	(806)	—	—	—	(806)
Operating income (loss)	1	31	(9)	—	23	—	—	—	23
Interest income (expense), net	(21)	2	(22)	—	(41)	(5)	—	—	(46)
Equity gains (losses) from equity method investments	(6)	(2)	—	8	—	(37)	(42)	79	—
Other income (expense), net	(2)	—	(7)	—	(9)	—	—	—	(9)
Income (loss) before income taxes	(28)	31	(38)	8	(27)	(42)	(42)	79	(32)
Income tax benefit (expense)	(9)	(8)	(1)	9	(9)	—	—	—	(9)
Net income (loss)	(37)	23	(39)	17	(36)	(42)	(42)	79	(41)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$(37)	$23	$(40)	$17	$(37)	$(42)	$(42)	$79	$(42)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$32	$73	$(6)	$(66)	$33	$27	$27	$(59)	$28
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(24)	—	(24)	24	(24)	(24)	(24)	48	(24)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), net of tax:	(25)	(1)	(24)	25	(25)	(25)	(25)	50	(25)
Total comprehensive (loss) income	7	72	(30)	(41)	8	2	2	(9)	3
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$7	$72	$(31)	$(41)	$7	$2	$2	$(9)	$2

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(37)	$23	$(39)	$17	$(36)	$(42)	$(42)	$79	$(41)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(34)	—	(34)	34	(34)	(34)	(34)	68	(34)
Other comprehensive income (loss), net of tax:	(34)	—	(34)	34	(34)	(34)	(34)	68	(34)
Total comprehensive (loss) income	(71)	23	(73)	51	(70)	(76)	(76)	147	(75)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(71)	$23	$(74)	$51	$(71)	$(76)	$(76)	$147	$(76)

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$32	$73	$(6)	$(66)	$33	$27	$27	$(59)	$28
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	41	34	—	75	—	—	—	75
Unrealized gains/losses and remeasurement of foreign denominated loans	120	19	(147)	—	(8)	—	—	—	(8)
Deferred income taxes	—	—	(9)	—	(9)	—	—	—	(9)
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Non-cash share-based compensation expense	—	1	—	—	1	—	—	—	1
Equity losses (gains), including distributions	(47)	(19)	—	66	—	(32)	(27)	59	—
Changes in operating assets and liabilities:
Accounts receivable	—	(5)	(58)	—	(63)	—	—	—	(63)
Inventories	—	2	(3)	—	(1)	—	—	—	(1)
Royalty advances	—	(3)	(13)	—	(16)	—	—	—	(16)
Accounts payable and accrued liabilities	—	(184)	173	—	(11)	—	—	—	(11)
Royalty payables	—	7	51	—	58	—	—	—	58
Accrued interest	(6)	—	—	—	(6)	(5)	—	—	(11)
Deferred revenue	—	(2)	3	—	1	—	—	—	1
Other balance sheet changes	—	—	15	—	15	—	—	—	15
Net cash provided by (used in) operating activities	101	(70)	40	—	71	(10)	—	—	61
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(6)	(1)	—	(7)	—	—	—	(7)
Capital expenditures	—	(7)	(3)	—	(10)	—	—	—	(10)
Investments and acquisitions of businesses, net	—	(1)	—	—	(1)	—	—	—	(1)
Advances to issuer	(88)	—	—	88	—	—	—	—	—
Net cash provided by (used in) investing activities	(88)	(14)	(4)	88	(18)	—	—	—	(18)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(3)	—	—	—	(3)	—	—	—	(3)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	88	—	(88)	—	—	—	—	—
Net cash provided by (used in) financing activities	(13)	88	(3)	(88)	(16)	10	—	—	(6)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase (decrease) in cash and equivalents	—	4	28	—	32	—	—	—	32
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$77	$201	$—	$278	$—	$—	$—	$278

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(37)	$23	$(39)	$17	$(36)	$(42)	$(42)	$79	$(41)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	41	38	—	79	—	—	—	79
Unrealized gains/losses and remeasurement of foreign denominated loans	(9)	—	23	—	14	—	—	—	14
Deferred income taxes	—	—	—	—	—	—	—	—	—
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Non-cash share-based compensation expense	—	—	—	—	—	—	—	—	—
Equity losses (gains), including distributions	6	2	—	(8)	—	37	42	(79)	—
Changes in operating assets and liabilities:									—
Accounts receivable	—	38	(105)	—	(67)	—	—	—	(67)
Inventories	—	1	(2)	—	(1)	—	—	—	(1)
Royalty advances	—	2	(9)	—	(7)	—	—	—	(7)
Accounts payable and accrued liabilities	—	(10)	(37)	—	(47)	—	—	—	(47)
Royalty payables	—	(37)	83	—	46	—	—	—	46
Accrued interest	(7)	—	—	—	(7)	(5)	—	—	(12)
Deferred revenue	—	19	20	—	39	—	—	—	39
Other balance sheet changes	(1)	4	36	(9)	30	—	—	—	30
Net cash provided by (used in) operating activities	(46)	83	8	—	45	(10)	—	—	35
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(4)	(1)	—	(5)	—	—	—	(5)
Capital expenditures	—	(18)	(6)	—	(24)	—	—	—	(24)
Investments and acquisitions of businesses, net	—	(6)	(2)	—	(8)	—	—	—	(8)
Advances to issuer	59	—	—	(59)	—	—	—	—	—
Net cash provided by (used in) investing activities	59	(28)	(9)	(59)	(37)	—	—	—	(37)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	100	—	—	—	100	—	—	—	100
Repayment of the Revolving Credit Facility	(100)	—	—	—	(100)	—	—	—	(100)
Repayment of Acquisition Corp. Senior Term Loan Facility	(3)	—	—	—	(3)	—	—	—	(3)
Distribution to noncontrolling interest holder	—	—	—	—	—	—	—	—	—
Change in due to (from) issuer	—	(59)	—	59	—	—	—	—	—
Net cash provided by (used in) financing activities	(13)	(59)	-	59	(13)	10	—	—	(3)
Effect of exchange rate changes on cash and equivalents	—	—	(7)	—	(7)	—	—	—	(7)
Net increase (decrease) in cash and equivalents	—	(4)	(8)	—	(12)	—	—	—	(12)
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$22	$123	$—	$145	$—	$—	$—	$145

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions (including the acquisition of Parlophone Label Group) we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, including expected cost savings and other synergies and benefits from our acquisition of Parlophone Label Group, our success in limiting piracy, our ability to compete in the highly competitive markets in which we operate, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

●	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
●	changes in law and government regulations; and
●	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

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

●

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2015 and December 31, 2014. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2015 and December 31, 2014 as well as a discussion of our financial condition and liquidity as of December 31, 2015. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

Recorded Music revenues are derived from four main sources:

●	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs, vinyl and DVDs;
●	Digital: the rightsholder receives revenues with respect to digital download and digital streaming services;

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

●	Mechanical: the rightsholder receives revenues with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, vinyl and DVDs;
●	Digital: the rightsholder receives revenues with respect to compositions embodied in recordings sold in digital download services, digital streaming services and digital performance;
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

Sirius XM

On September 11, 2013, we joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs has now been determined and the settlement proceeds have been distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $24 million was recognized in revenue during the quarter. The balance will be recognized in revenue ratably over the next eight quarters. We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

Notice of Debt Redemption

On January 15, 2016, Holdings elected to call for the partial redemption of $50 million of its $150 million outstanding 13.75% Senior Notes due 2019 (the “Holdings Notes”) and a notice of redemption has been sent by Wells Fargo Bank, National Association, the trustee for the Holdings Notes, to all registered holders of the Holdings Notes. The redemption price for the Holdings Notes is equal to 106.875% of the principal amount of the Holdings Notes, plus accrued and unpaid interest to, but not including, the redemption date, which will be on February 16, 2016. Upon the partial redemption by Holdings of the Holdings Notes, $100 million of the Holdings Notes will remain outstanding

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during the three months ended December 31, 2015. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 Compared with Three Months Ended December 31, 2014

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Revenue by Type
Physical	$248	$293	$(45)	-15%
Digital	322	272	50	18%
Total Physical and Digital	570	565	5	1%
Artist services and expanded-rights	83	76	7	9%
Licensing	84	73	11	15%
Total Recorded Music	737	714	23	3%
Performance	43	45	(2)	-4%
Mechanical	20	23	(3)	-13%
Digital	27	24	3	13%
Synchronization	25	25	—	—%
Other	1	2	(1)	-50%
Total Music Publishing	116	119	(3)	-3%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$849	$829	$20	2%
Revenue by Geographical Location
U.S. Recorded Music	$293	$241	$52	22%
U.S. Music Publishing	43	41	2	5%
Total U.S.	336	282	54	19%
International Recorded Music	444	473	(29)	-6%
International Music Publishing	73	78	(5)	-6%
Total International	517	551	(34)	-6%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$849	$829	$20	2%

Total Revenue

Total revenue increased by $20 million, or 2%, to $849 million for the three months ended December 31, 2015 from $829 million for the three months ended December 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $85 million, or 11%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for both the three months ended December 31, 2015 and December 31, 2014. Prior to intersegment eliminations, U.S. and international revenues represented 39% and 61% of total revenue for the three months ended December 31, 2015 and 34% and 66% of total revenue for the three months ended December 31, 2014, respectively.

Total digital revenue after intersegment eliminations increased by $53 million, or 18%, to $348 million for the three months ended December 31, 2015 from $295 million for the three months ended December 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $70 million, or 25%. Total digital revenue represented 41% and 36% of consolidated revenue for the three months ended December 31, 2015 and December 31, 2014, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2015 was comprised of U.S. revenue of $182 million and international revenue of $167 million, or 52% and 48% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2014 was comprised of U.S. revenue of $144 million and international revenue of $152 million, or 49% and 51% of total digital revenue, respectively.

Recorded Music revenue increased by $23 million, or 3%, to $737 million for the three months ended December 31, 2015 from $714 million for the three months ended December 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $78 million, or 12%. U.S. Recorded Music revenues were $293 million and $241 million, or 40% and 34% of consolidated Recorded Music revenues for the three months ended December 31, 2015 and December 31, 2014, respectively. International Recorded Music revenues were $444 million and $473 million, or 60% and 66%, of consolidated Recorded Music revenues for the three months ended December 31, 2015 and December 31, 2014, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue, licensing revenue and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $50 million as a result of strong releases from Jason Derulo and Fetty Wap, the carry over success of releases from Ed Sheeran, David Guetta and Wiz Khalifa and the continued growth in streaming services. The increase in digital revenue was also attributable to the legal settlement with Sirius XM of $24 million. Revenue from streaming services grew by $80 million and was partially offset by digital download declines of $33 million. Licensing revenue increased by $11 million as a result of increased synchronization activity in the quarter as well as the lack of PLG repertoire in prior year broadcast fee income in certain territories. Artist services and expanded-rights revenue increased by $7 million due to tour related revenue from artists such as Johnny Hallyday. Physical revenue decreased by $45 million primarily due to the shift from physical revenue to digital revenue, a physically-centric release from Pink Floyd and re-releases from Led Zeppelin in the three months ended December 31, 2014.

Music Publishing revenues decreased by $3 million, or 3%, to $116 million for the three months ended December 31, 2015 from $119 million for the three months ended December 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $7 million, or 6%. U.S. Music Publishing revenues were $43 million and $41 million, or 37% and 34% of Music Publishing revenues for the three months ended December 31, 2015 and December 31, 2014, respectively. International Music Publishing revenues were $73 million and $78 million, or 63% and 66%, of Music Publishing revenues for the three months ended December 31, 2015 and December 31, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased due to increases in digital revenue of $4 million, performance revenue of $3 million and synchronization revenue of $2 million, partially offset by decreases in mechanical revenue of $1 million and other revenue of $1 million. The increase in digital revenue was due to increases in streaming services and download revenue of $2 million and $2 million, respectively. Performance revenue increased due to the increased market share, particularly in the U.S., and increased local collection society distributions. Synchronization revenue increased due to increased activity. The decrease in mechanical revenue was attributable to an ongoing shift towards digital product in the industry.

Revenue by Geographical Location

U.S. revenue increased by $54 million, or 19%, to $336 million for the three months ended December 31, 2015 from $282 million for the three months ended December 31, 2014. U.S. Recorded Music revenue increased by $52 million, or 22%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $37 million due to strong releases, the continued growth in streaming services and the Sirius XM legal settlement. U.S. licensing revenue increased by $5 million due to an increase in synchronization activity and U.S. artist services and expanded-rights revenue increased by $5 million due to successful U.S. artist tours. U.S. Recorded Music physical revenue increased by $5 million primarily due to strong releases from Coldplay and The Grateful Dead.  U.S. Music Publishing revenue increased by $2 million, or 5%, to $43 million for the three months ended December 31, 2015 from $41 million for the three months ended December 31, 2014 due to slight increases in performance revenue, synchronization revenue and digital revenue offset by a slight decrease in mechanical revenue.

International revenue decreased by $34 million, or 6%, to $517 million for the three months ended December 31, 2015 from $551 million for the three months ended December 31, 2014. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $31 million or 6%. International Recorded Music revenue decreased $29 million primarily due to decreases in physical revenue of $50 million, partially offset by increases in digital revenue of $13 million, licensing revenue of $6 million and artist services and expanded-rights revenue of $2 million. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $25 million, strong physically-centric releases in the three months ended December 31, 2014 and the continued shift from physical revenue to digital revenue. The main driver of the increase in International Recorded Music artist services and expanded-rights revenue was strong concert promotion revenue in France as a result of the Johnny Hallyday tour.  International Recorded Music digital revenue increased due to a $27 million increase in streaming services revenue partially offset by a $17 million decline in digital download revenue. The increase in streaming services revenue was due to the continued adoption of streaming models internationally and continued success from Ed Sheeran and David Guetta. The main driver of the increase in International Recorded Music licensing revenue was the lack of PLG repertoire in prior year broadcast fee income in certain territories. The decrease in International Music Publishing revenue of $5 million was due to the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing revenue increased by $5 million, or 7%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$300	$292	$8	3%
Product costs	149	153	(4)	-3%
Total cost of revenues	$449	$445	$4	1%

Total cost of revenues increased by $4 million to $449 million for the three months ended December 31, 2015 from $445 million for the three months ended December 31, 2014. Expressed as a percentage of revenues, cost of revenues decreased to 53% for the three months ended December 31, 2015 from 54% for the three months ended December 31, 2014.

Artist and repertoire costs increased by $8 million, to $300 million for the three months ended December 31, 2015 from $292 million for the three months ended December 31, 2014. Artist and repertoire costs as a percentage of revenue remained consistent at 35% for the three months ended December 31, 2015 and the three months ended December 31, 2014.

Product costs decreased by $4 million, to $149 million for the three months ended December 31, 2015 from $153 million for the three months ended December 31, 2014. Product costs as a percentage of revenue decreased to 18% for the three months ended December 31, 2015 from 19% for the three months ended December 31, 2014, primarily due to the shift of revenue from physical to digital, which carries a lower product cost when compared to physical.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$145	$152	$(7)	-5%
Selling and marketing expense	113	126	(13)	-10%
Distribution expense	18	18	—	—%
Total selling, general and administrative expense	$276	$296	$(20)	-7%

(1)	Includes depreciation expense of $13 million and $14 million for the three months ended December 31, 2015 and December 31, 2014, respectively.

Total selling, general and administrative expense decreased by $20 million, or 7%, to $276 million for the three months ended December 31, 2015 from $296 million for the three months ended December 31, 2014. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 33% for the three months ended December 31, 2015 from 36% for the three months ended December 31, 2014.

General and administrative expense declined by $7 million, or 5%, to $145 million for the three months ended December 31, 2015 from $152 million for the three months ended December 31, 2014. The decline in general and administrative expense was primarily due to a decline in PLG Acquisition related costs of $4 million and a decline in facilities cost of $6 million associated to our corporate headquarters consolidation. General and administrative expense decreased to 17% of revenue for the three months ended December 31, 2015 from 18% of revenue for the three months ended December 31, 2014.

Selling and marketing expense decreased by $13 million, or 10%, to $113 million for the three months ended December 31, 2015 from $126 million for the three months ended December 31, 2014. The decrease in selling and marketing expense was primarily due to lower variable marketing expense in the quarter due to releases with higher proportionate marketing spend in the prior period. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the three months ended December 31, 2015 from 15% for the three months ended December 31, 2014.

Distribution expense remained flat at $18 million for the three months ended December 31, 2015 and the three months ended December 31, 2014. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended December 31, 2015 and December 31, 2014.

Reconciliation of Consolidated OIBDA to Operating Income (Loss) and Net Income (Loss) Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income (loss), and further provides the components from operating income (loss) to net income (loss) attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$137	$102	$35	34%
Depreciation expense	(13)	(14)	1	-7%
Amortization expense	(62)	(65)	3	-5%
Operating income	62	23	39	—%
Interest expense, net	(45)	(46)	1	2%
Other income (expense), net	8	(9)	17	—%
Income (loss) before income taxes	25	(32)	57	—%
Income tax benefit (expense)	3	(9)	12	-133%
Net income (loss)	28	(41)	69	—%
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—%
Net income (loss) attributable to Warner Music Group Corp.	$27	$(42)	$69	—%

OIBDA

OIBDA increased by $35 million, or 34%, to $137 million for the three months ended December 31, 2015 as compared to $102 million for the three months ended December 31, 2014 as a result of higher recorded music revenues, including the impact of the Sirius XM settlement and a decrease in variable marketing and product costs. Expressed as a percentage of total revenue, OIBDA increased to 16% for the three months ended December 31, 2015 from 12% for the three months ended December 31, 2014.

Depreciation expense

Our depreciation expense decreased by $1 million or 7%, to $13 million for the three months ended December 31, 2015 from $14 million for the three months ended December 31, 2014.

Amortization expense

Our amortization expense decreased by $3 million, or 5%, to $62 million for the three months ended December 31, 2015 from $65 million for the three months ended December 31, 2014 primarily due to the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $39 million to $62 million for the three months ended December 31, 2015 from $23 million for the three months ended December 31, 2014. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

Interest expense, net

Our interest expense, net, decreased by $1 million, or 2%, to $45 million for the three months ended December 31, 2015 from $46 million for the three months ended December 31, 2014 due to lower aggregate borrowings under the revolver and reduced interest expense on Euro denominated notes due to the impact of foreign currency exchange rates.

Other income (expense)

Our other income (expense), net primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities, and intercompany receivables and payables that are short term in nature. The current quarter income is primarily due to currency exchange gains on our Euro denominated debt of $5 million and gains on our derivative assets of $3 million.

Income tax benefit (expense)

We recognized an income tax benefit of $3 million for the three months ended December 31, 2015 compared to $9 million of income tax expense for the three months ended December 31, 2014. The $3 million tax benefit for the three months ended December 31, 2015 includes the impact of the deferred tax benefit of $10 million for the change in statutory tax rates in the U.K. and Italy.

Net Income (loss)

Net income increased by $69 million to $28 million for the three months ended December 31, 2015 from a net loss of $41 million for the three months ended December 31, 2014 as a result of the factors described above.

Noncontrolling interest

Net income attributable to noncontrolling interest was $1 million for the three months ended December 31, 2015 and December 31, 2014.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Recorded Music
Revenue	$737	$714	$23	3%
OIBDA	152	111	41	37%
Operating income	98	52	46	88%
Music Publishing
Revenue	116	119	(3)	-3%
OIBDA	5	17	(12)	-71%
Operating income (loss)	(13)	—	(13)	—%
Corporate expenses and eliminations
Revenue elimination	(4)	(4)	—	—%
OIBDA	(20)	(26)	6	-23%
Operating loss	(23)	(29)	6	-21%
Total
Revenue	849	829	20	2%
OIBDA	137	102	35	34%
Operating income	62	23	39	—%

Recorded Music

Revenues

Recorded Music revenue increased by $23 million, or 3%, to $737 million for the three months ended December 31, 2015 from $714 million for the three months ended December 31, 2014. U.S. Recorded Music revenues were $293 million and $241 million, or 40% and 34% of consolidated Recorded Music revenues for the three months ended December 31, 2015 and December 31, 2014, respectively. International Recorded Music revenues were $444 million and $473 million, or 60% and 66% of consolidated Recorded Music revenues for the three months ended December 31, 2015 and December 31, 2014, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$215	$210	$5	2%
Product costs	149	153	(4)	-3%
Total cost of revenues	$364	$363	$1	0%

Recorded Music cost of revenues increased by $1 million to $364 million for the three months ended December 31, 2015 from $363 million for the three months ended December 31, 2014. Artist and repertoire costs as a percentage of revenue remained consistent at 29% for the three months ended December 31, 2015 and the three months ended December 31, 2014. The decrease in product costs was primarily due to the shift of revenue from physical to digital which carries a lower product cost when compared to physical. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 49% for the three months ended December 31, 2015 from 51% for the three months ended December 31, 2014.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$99	$107	$(8)	-7%
Selling and marketing expense	112	125	(13)	-10%
Distribution expense	18	18	—	—%
Total selling, general and administrative expense	$229	$250	$(21)	-8%

(1)	Includes depreciation expense of $8 million and $10 million for the three months ended December 31, 2015 and December 31, 2014, respectively.

Recorded Music selling, general and administrative expense decreased by $21 million, or 8%, to $229 million for the three months ended December 31, 2015 from $250 million for the three months ended December 31, 2014. The decrease in Recorded Music selling, general and administrative expense was primarily due to a decline in PLG Acquisition related costs of $4 million and a $2 million decline in IT-related costs.  Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 31% for the three months ended December 31, 2015 from 35% for the three months ended December 31, 2014.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$152	$111	$41	37%
Depreciation and amortization	(54)	(59)	5	-8%
Operating income	$98	$52	$46	88%

Recorded Music OIBDA increased by $41 million, or 37%, to $152 million for the three months ended December 31, 2015 from $111 million for the three months ended December 31, 2014 as a result of higher recorded music revenues, a decrease in variable marketing and product costs and lower costs related to the PLG Acquisition. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 21% for the three months ended December 31, 2015 from 16% for the three months ended December 31, 2014.

Recorded Music operating income increased by $46 million to $98 million for the three months ended December 31, 2015 from $52 million for the three months ended December 31, 2014 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $3 million, or 3%, to $116 million for the three months ended December 31, 2015 from $119 million for the three months ended December 31, 2014. U.S. Music Publishing revenues were $43 million and $41 million, or 37% and 34%, of Music Publishing revenues for the three months ended December 31, 2015 and December 31, 2014, respectively. International Music Publishing revenues were $73 million and $78 million, or 63% and 66%, of Music Publishing revenues for the three months ended December 31, 2015 and December 31, 2014, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the unfavorable impact of foreign currency exchange rates as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
Artist and repertoire costs	$89	$86	$3	3%
Total cost of revenues	$89	$86	$3	3%

Music Publishing cost of revenues increased by $3 million, or 3%, to $89 million for the three months ended December 31, 2015 from $86 million for the three months ended December 31, 2014 due to revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 77% for the three months ended December 31, 2015 from 72% for the three months ended December 31, 2014.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
General and administrative expense (1)	$24	$17	$7	41%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$24	$17	$7	41%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended December 31, 2015 and 2014, respectively.

Music Publishing selling, general and administrative expense increased by $7 million, or 41%, to $24 million for the three months ended December 31, 2015 from $17 million for the three months ended December 31, 2014 mainly due to costs related to the Happy Birthday settlement and restructuring charges taken in the current quarter. Excluding the impact of these non-recurring items, Music Publishing selling, general and administrative expense remained relatively flat for the three months ended December 31, 2015 and December 31, 2014. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 21% for the three months ended December 31, 2015 from 14% for the three months ended December 31, 2014.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Three Months Ended December 31,		2015 vs. 2014
	2015	2014	$ Change	% Change
OIBDA	$5	$17	$(12)	-71%
Depreciation and amortization	(18)	(17)	(1)	6%
Operating income (loss)	$(13)	$—	$(13)	—%

Music Publishing OIBDA decreased by $12 million, or 71%, to $5 million for the three months ended December 31, 2015 from $17 million for the three months ended December 31, 2014 as a result of lower Music Publishing revenue, higher proportionate artist and repertoire costs and costs related to the Happy Birthday settlement and restructuring charges, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 4% for the three months ended December 31, 2015 from 14% for the three months ended December 31, 2014.

Music Publishing operating income (loss) decreased by $13 million to an operating loss of $13 million for the three months ended December 31, 2015 from no operating income for the three months ended December 31, 2014 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $6 million to $20 million for the three months ended December 31, 2015 from $26 million for the three months ended December 31, 2014 due to a decline in facilities costs related to our corporate headquarters consolidation.

Our operating loss from corporate expenses and eliminations decreased by $6 million to $23 million for the three months ended December 31, 2015 from $29 million for the three months ended December 31, 2014 due to the factors that led to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at December 31, 2015

At December 31, 2015, we had $2.986 billion of debt, $278 million of cash and equivalents (net debt of $2.708 billion, defined as total long-term debt, including the current portion, less cash and equivalents) and $223 million of Warner Music Group Corp. equity. This compares to $2.994 billion of debt, $246 million of cash and equivalents (net debt of $2.748 billion) and $221 million of Warner Music Group Corp. equity at September 30, 2015.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2015 and December 31, 2014 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Three Months Ended December 31,
	2015	2014
Cash provided by (used in):
Operating Activities	$61	$35
Investing Activities	(18)	(37)
Financing Activities	(6)	(3)

Operating Activities

Cash provided by operating activities was $61 million for the three months ended December 31, 2015 as compared with cash provided by operating activities of $35 million for the three months ended December 31, 2014. The primary driver of the $26 million increase in cash provided by operating activities was an increase in comparative OIBDA of $35 million. Prior year cash from operations included the $36 million final PLG Acquisition cash payment offset by higher cash inflows from digital advance payments.

Investing Activities

Cash used in investing activities was $18 million for the three months ended December 31, 2015 as compared with cash used in investing activities of $37 million for the three months ended December 31, 2014. The $18 million of cash used in investing activities in the three months ended December 31, 2015 consisted of $1 million of business acquisitions, $7 million to acquire music publishing rights and $10 million of capital expenditures. The $37 million of cash used in investing activities in the three months ended December 31, 2014 consisted of $8 million of business acquisitions, $5 million to acquire music publishing rights and $24 million of capital expenditures, which included $10 million related to our corporate headquarters consolidation.

Financing Activities

Cash used in financing activities was $6 million for the three months ended December 31, 2015 compared to $3 million for the three months ended December 31, 2014. The $6 million of cash used in financing activities for the three months ended December 31, 2015 represented $3 million in amortization payments on the Senior Term Loan Facility and a $3 million distribution to our non-controlling interest holders. The $3 million of cash used in financing activities for the three months ended December 31, 2014 included $3 million in amortization payments on the Senior Term Loan Facility.

There were no drawdowns on the Revolving Credit Facility during the current period.

Liquidity

Our primary sources of liquidity are the cash flows generated from our subsidiaries’ operations, available cash and equivalents and funds available for drawing under our Revolving Credit Facility. These sources of liquidity are needed to fund our debt service requirements, working capital requirements, capital expenditure requirements, strategic acquisitions and investments, and any dividends, prepayments of debt or repurchases or retirement of our outstanding debt or notes in open market purchases, privately negotiated purchases or otherwise, we may elect to pay or make in the future. We believe that our existing sources of cash will be sufficient to support our existing operations over the next fiscal year.

Existing Debt as of December 31, 2015

As of December 31, 2015, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,279
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	172
6.75% Senior Notes due 2022—Acquisition Corp.	660
13.75% Senior Notes due 2019—Holdings	150
Total long-term debt, including the current portion	$2,986

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at December 31, 2015. There were no loans outstanding under the Revolving Credit Facility at December 31, 2015.

(b)

Principal amount of $1.284 billion less unamortized discount of $5 million at December 31, 2015. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt at December 31, 2015.

(c)	Face amount of €158 million. Above amount represents the dollar equivalent of such notes at December 31, 2015.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of December 31, 2015.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Consolidated Funded Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended December 31, 2015. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended December 31, 2015
Net Loss	$1
Income tax expense	2
Interest expense, net	158
Depreciation and amortization	306
Restructuring costs (a)	16
Net hedging and foreign exchange losses (b)	10
Management fees (c)	9
Transaction costs (d)	2
Business optimization expenses (e)	7
Share based compensation expense (f)	3
Other non-cash charges (g)	(3)
Pro forma impact of cost containment initiatives (h)	18
Pro Forma Consolidated EBITDA	$529
Consolidated Funded Indebtedness (i)	$2,725
Leverage Ratio (j)	5.15

(a)	Reflects severance costs and other restructuring related expenses.
(b)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange.
(c)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(d)	Reflects integration and other nonrecurring costs related to the PLG Acquisition.
(e)	Reflects primarily costs associated with IT systems updates.
(f)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(g)	Reflects cash payments related to previous non-cash charges, including but not limited to loss on lease terminations related to our corporate headquarters consolidation.
(h)	Pro forma savings reflected in the table above relate to expected savings resulting from our cost containment initiatives.

(i)

Reflects the principal balance of external debt at Acquisition Corp. of approximately $2.841 billion, plus the annualized daily Revolving Credit Facility borrowings of $11 million, plus contractual obligations of deferred purchase price of $8 million, plus contingent consideration related to acquisitions of $2 million, plus the implied principal component under capital lease obligation of $13 million, less cash of $150 million.

(j)

Reflects the ratio of Consolidated Funded Indebtedness to Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2015. This is calculated net of cash and equivalents of the Company as of December 31, 2015 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility would have been 5.50x as of the quarter ending December 31, 2015. The maximum leverage ratio permitted will be 5.50x as of the end of each fiscal quarter of fiscal 2016, decreasing to 5.25x as of the end of the second quarter of fiscal 2017. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase or retire Holdings’ or Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our, or Holdings’, outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 14 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2015, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2015, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2015.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2015, the Company had outstanding hedge contracts for the sale of $234 million and the purchase of $138 million of foreign currencies at fixed rates. Subsequent to December 31, 2015, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2015, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $10 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.991 billion of principal debt outstanding at December 31, 2015, of which $1.284 billion was variable rate debt and $1.707 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At December 31, 2015, 57% of the Company’s debt was at a fixed rate. In addition, at December 31, 2015, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at December 31, 2015, the fair value of the fixed rate and variable rate debt was approximately $2.847 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $16 million or increase the fair value of the fixed rate debt by approximately $15 million. Due to the LIBOR floor of 1.0%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. However, on January 12, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the U.S. Supreme Court denied the defendants’ petition for Certiorari.

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. The Company filed its answer to the fourth amended complaint on October 9, 2015.  Plaintiffs filed an amended Class Certification brief on October 12, 2015. The Company’s opposition to the amended brief is due February 12, 2016, and Plaintiffs’ reply in support of the brief is due June 10, 2016. The Company filed amended answers to the fourth amended complaint on November 3, 2015. A mediation has been scheduled for February 22, 2016. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

Other Matters

In addition to the matter discussed above, the Company is involved in various litigation and regulatory proceedings arising in the normal course of business. Where it is determined, in consultation with counsel based on litigation and settlement risks, that a loss is probable and estimable in a given matter, the Company establishes an accrual. In the currently pending proceedings, the amount of accrual is not material. An estimate of the reasonably possible loss or range of loss in excess of the amounts already accrued cannot be made at this time due to various factors typical in contested proceedings, including (1) the results of ongoing discovery; (2) uncertain damage theories and demands; (3) a less than complete factual record; (4) uncertainty concerning legal theories and their resolution by courts or regulators; and (5) the unpredictable nature of the opposing party and its demands. However, the Company cannot predict with certainty the outcome of any litigation or the potential for future litigation. As such, the Company continuously monitors these proceedings as they develop and adjusts any accrual or disclosure as needed. Regardless of the outcome, litigation could have an adverse impact on the Company, including the Company’s brand value, because of defense costs, diversion of management resources and other factors and it could have a material effect on the Company’s results of operations for a given reporting period.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2015, filed on February 4, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

February 4, 2016

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)