Form 10-Q
period 2016-03-31
Warner Music Group Corp.
filed 2016-05-06
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There is no public market for the Registrant’s common stock. As of May 6, 2016 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2016	2015
	(in millions)
Assets
Current assets:
Cash and equivalents	$316	$246
Accounts receivable, net of allowances of $54 million and $56 million	318	349
Inventories	41	42
Royalty advances expected to be recouped within one year	135	130
Prepaid and other current assets	64	60
Total current assets	874	827
Royalty advances expected to be recouped after one year	203	195
Property, plant and equipment, net	210	220
Goodwill	1,622	1,632
Intangible assets subject to amortization, net	2,348	2,514
Intangible assets not subject to amortization	118	119
Other assets	110	114
Total assets	$5,485	$5,621
Liabilities and Equity
Current liabilities:
Accounts payable	$176	$173
Accrued royalties	1,102	1,087
Accrued liabilities	249	296
Accrued interest	53	58
Deferred revenue	206	206
Current portion of long-term debt	13	13
Other current liabilities	22	24
Total current liabilities	1,821	1,857
Long-term debt	2,899	2,981
Deferred tax liabilities, net	292	302
Other noncurrent liabilities	239	242
Total liabilities	$5,251	$5,382
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(702)	(740)
Accumulated other comprehensive loss, net	(205)	(167)
Total Warner Music Group Corp. equity	221	221
Noncontrolling interest	13	18
Total equity	234	239
Total liabilities and equity	$5,485	$5,621

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)		(in millions)
Revenue	$745	$677	$1,594	$1,506
Costs and expenses:
Cost of revenue	(374)	(318)	(823)	(763)
Selling, general and administrative expenses (a)	(256)	(252)	(532)	(548)
Amortization expense	(63)	(63)	(125)	(128)
Total costs and expenses	(693)	(633)	(1,480)	(1,439)
Operating income	52	44	114	67
Gain on sale of real estate	19	—	19	—
Interest expense, net	(43)	(45)	(88)	(91)
Other (expense) income	(1)	14	7	5
Income (loss) before income taxes	27	13	52	(19)
Income tax (expense) benefit	(15)	6	(12)	(3)
Net income (loss)	12	19	40	(22)
Less: Income attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Net income (loss) attributable to Warner Music Group Corp.	$11	$18	$38	$(24)

(a) Includes depreciation expense of:	$(12)	$(14)	$(25)	$(28)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(in millions)		(in millions)
Net income (loss)	$12	$19	$40	$(22)
Other comprehensive loss, net of tax:
Foreign currency adjustment	(12)	(56)	(36)	(90)
Deferred losses on derivative financial instruments	(1)	—	(2)	—
Other comprehensive loss, net of tax	(13)	(56)	(38)	(90)
Total comprehensive (loss) income	(1)	(37)	2	(112)
Less: Income attributable to noncontrolling interest	(1)	(1)	(2)	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(2)	$(38)	$—	$(114)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended	Six Months Ended
	March 31,	March 31,
	2016	2015
	(in millions)
Cash flows from operating activities
Net income (loss)	$40	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	150	156
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(2)	10
Deferred income taxes	(10)	(12)
Loss on extinguishment of debt	4	—
Loss on divestiture of business	3	—
Gain on sale of real estate	(19)	—
Non-cash interest expense	5	6
Non-cash share-based compensation expense	4	(1)
Changes in operating assets and liabilities:
Accounts receivable	25	20
Inventories	(1)	(1)
Royalty advances	(21)	(33)
Accounts payable and accrued liabilities	(41)	(49)
Royalty payables	35	(11)
Accrued interest	(5)	(2)
Deferred revenue	2	79
Other balance sheet changes	3	2
Net cash provided by operating activities	172	142
Cash flows from investing activities
Acquisition of music publishing rights, net	(12)	(9)
Capital expenditures	(23)	(39)
Investments and acquisitions of businesses, net	(8)	(11)
Divestiture of business, net of cash on hand	6	—
Proceeds from the sale of real estate	42	—
Net cash provided by (used in) investing activities	5	(59)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	—	173
Repayment of the Revolving Credit Facility	—	(173)
Repayment of Acquisition Corp. Senior Term Loan Facility	(6)	(6)
Repayment of Holdings 13.75% Senior Notes	(50)	—
Call premiums paid on early redemption of debt	(3)	—
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—
Distribution to noncontrolling interest holder	(3)	(2)
Repayment of capital lease obligations	(14)	(1)
Net cash used in financing activities	(100)	(9)
Effect of exchange rate changes on cash and equivalents	(7)	(13)
Net increase in cash and equivalents	70	61
Cash and equivalents at beginning of period	246	157
Cash and equivalents at end of period	$316	$218

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239
Net income	—	—	—	38	—	38	2	40
Other comprehensive loss, net of tax	—	—	—	—	(38)	(38)	—	(38)
Disposal of noncontrolling interest related to divestiture of business	—	—	—	—	—	—	(4)	(4)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2016	1,055	$—	$1,128	$(702)	$(205)	$221	$13	$234

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

The Company’s Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iHeart Radio, Pandora and Sirius XM.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2016.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2016 and March 31, 2015 relate to the periods ended March 25, 2016 and March 27, 2015, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31. The fiscal year ended September 30, 2015 ended on September 25, 2015. For convenience purposes, the Company continues to date its balance sheet as of September 30.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 will be effective for annual periods after December 15, 2018, and interim periods within those years. Earlier adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than presentation.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. ASU 2016- 05 and ASU 2016-06 are effective for annual periods after December 15, 2016, and interim periods within those years. Early adoption is permitted. The guidance may be adopted prospectively or by a modified retrospective approach. The Company is evaluating the impact of the future adoption of this standard on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact of the future adoption of this standard on its financial statements and disclosures.

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

	Foreign	Minimum	(Losses)	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2015	$(157)	$(10)	$—	$(167)
Other comprehensive loss (a)	(36)	—	(2)	(38)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at March 31, 2016	$(193)	$(10)	$(2)	$(205)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $63.9 million.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2015	$1,168	$464	$1,632
Acquisitions	—	—	—
Divestitures (a)	(7)	—	(7)
Other adjustments (b)	(3)	—	(3)
Balance at March 31, 2016	$1,158	$464	$1,622

(a)	Divestiture of business during the six months ended March 31, 2016.
(b)	Other adjustments during the six months ended March 31, 2016 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	March 31,	September 30,
	Useful Life	2016	2015
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$967	$992
Music publishing copyrights	27 years	1,489	1,497
Artist and songwriter contracts	13 years	906	926
Trademarks	7 years	7	7
Total gross intangible asset subject to amortization		3,369	3,422
Accumulated amortization		(1,021)	(908)
Total net intangible assets subject to amortization		2,348	2,514
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	118	119
Total net intangible assets		$2,466	$2,633

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	March 31,	September 30,
	2016	2015
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,276	1,282
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	176	177
6.75% Senior Notes due 2022—Acquisition Corp.	635	660
13.75% Senior Notes due 2019—Holdings	100	150
Total debt	2,912	2,994
Less: current portion	13	13
Total long-term debt	$2,899	$2,981

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at both March 31, 2016 and September 30, 2015. There were no loans outstanding under the Revolving Credit Facility at March 31, 2016 or September 30, 2015.

(b)

Principal amount of $1.280 billion and $1.287 billion less unamortized discount of $4 million and $5 million at March 31, 2016 and September 30, 2015, respectively. Of this amount, $13 million, representing the scheduled amortization of the Senior Term Loan Facility, was included in the current portion of long-term debt at March 31, 2016 and September 30, 2015.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at March 31, 2016 and September 30, 2015.

Debt Redemptions

On February 16, 2016, Holdings redeemed $50 million of its $150 million outstanding 13.75% Senior Notes due 2019. The Company recorded a loss on extinguishment of debt of approximately $5 million, which represents the premium paid on early redemption.

Open Market Purchases

On March 11, 2016, Acquisition Corp. purchased, in the open market, approximately $25 million of its $660 million outstanding 6.75% Senior Notes due 2022. The acquired notes were subsequently retired.  Following retirement of the acquired notes, approximately $635 million of the 6.75% Senior Notes due 2022 remain outstanding.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2019.

Maturities of Senior Notes and Senior Secured Notes

As of March 31, 2016, there are no scheduled maturities of notes until 2019, when $100 million is scheduled to mature. Thereafter, $1.536 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $43 million and $45 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Total interest expense, net, was $88 million and $91 million for the six months ended March 31, 2016 and March 31, 2015, respectively. The weighted-average interest rate of the Company’s total debt was 5.4% at March 31, 2016 and 5.6% at September 30, 2015 and March 31, 2015.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. The Company filed its answer to the fourth amended complaint on October 9, 2015. Plaintiffs filed an amended Class Certification brief on October 12, 2015. The Company filed amended answers to the fourth amended complaint on November 3, 2015. A mediation took place on February 22, 2016 but the parties were unable to reach a resolution. A new Class Certification briefing schedule is currently under discussion. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

As of March 31, 2016, the Company had outstanding hedge contracts for the sale of $195 million and the purchase of $114 million of foreign currencies at fixed rates that will be settled by September 2016. As of March 31, 2016, the Company had $2 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2015, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at March 31, 2016 and September 30, 2015:

	March 31,	September 30,
	2016 (a)	2015 (b)
	(in millions)
Other current assets	$1	$—
Other current liabilities	(2)	—

(a)	Includes $6 million and $7 million of foreign exchange derivative contracts in asset and liability positions, respectively.
(b)	Includes no foreign exchange derivative contracts in asset and liability positions.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
March 31, 2016
Revenues	$621	$127	$(3)	$745
OIBDA	93	54	(20)	127
Depreciation of property, plant and equipment	(8)	(1)	(3)	(12)
Amortization of intangible assets	(47)	(16)	—	(63)
Operating income (loss)	38	37	(23)	52
March 31, 2015
Revenues	$564	$117	$(4)	$677
OIBDA	91	51	(21)	121
Depreciation of property, plant and equipment	(9)	(2)	(3)	(14)
Amortization of intangible assets	(47)	(16)	—	(63)
Operating income (loss)	35	33	(24)	44

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Six Months Ended	(in millions)
March 31, 2016
Revenues	$1,358	$243	$(7)	$1,594
OIBDA	245	59	(40)	264
Depreciation of property, plant and equipment	(16)	(3)	(6)	(25)
Amortization of intangible assets	(93)	(32)	—	(125)
Operating income (loss)	136	24	(46)	114
March 31, 2015
Revenues	$1,278	$236	$(8)	$1,506
OIBDA	202	68	(47)	223
Depreciation of property, plant and equipment	(19)	(3)	(6)	(28)
Amortization of intangible assets	(96)	(32)	—	(128)
Operating income (loss)	87	33	(53)	67

9. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $34 million and $31 million during the three months ended March 31, 2016 and March 31, 2015, respectively. The Company made interest payments of approximately $88 million and $87 million during the six months ended March 31, 2016 and March 31, 2015, respectively. The Company paid approximately $7 million of income and withholding taxes with no offsetting refunds during both the three months ended March 31, 2016 and March 31, 2015. The Company paid approximately $13 million of income and withholding taxes with no offsetting refunds during the six months ended March 31, 2016 and paid $15 million of income and withholding taxes offset by a refund of $9 million during the six months ended March 31, 2015.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2016 and September 30, 2015.

	Fair Value Measurements as of March 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(2)	—	(2)
Total	$—	$(1)	$—	$(1)

	Fair Value Measurements as of September 30, 2015
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Total	$—	$—	$(1)	$(1)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2015	$(1)
Additions	—
Reductions	—
Payments	1
Balance at March 31, 2016	$—

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

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2016, the fair value of the Company’s debt was $2.913 billion. Based on the level of interest rates prevailing at September 30, 2015, the fair value of the Company’s debt was $2.976 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

Consolidating Balance Sheet (Unaudited)

March 31, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$83	$217	$—	$300	$16	$—	$—	$316
Accounts receivable, net	—	152	166	—	318	—	—	—	318
Inventories	—	14	27	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	87	48	—	135	—	—	—	135
Prepaid and other current assets	6	5	53	—	64	—	—	—	64
Total current assets	6	341	511	—	858	16	—	—	874
Due (to) from parent companies	806	(316)	(490)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,323	1,338	—	(3,661)	—	308	221	(529)	—
Royalty advances expected to be recouped after one year	—	131	72	—	203	—	—	—	203
Property, plant and equipment, net	—	143	67	—	210	—	—	—	210
Goodwill	—	1,372	250	—	1,622	—	—	—	1,622
Intangible assets subject to amortization, net	—	1,213	1,135	—	2,348	—	—	—	2,348
Intangible assets not subject to amortization	—	71	47	—	118	—	—	—	118
Other assets	35	51	21	—	107	3	—	—	110
Total assets	$3,170	$4,344	$1,613	$(3,661)	$5,466	$327	$221	$(529)	$5,485
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$82	$94	$—	$176	$—	$—	$—	$176
Accrued royalties	—	548	554	—	1,102	—	—	—	1,102
Accrued liabilities	—	94	155	—	249	—	—	—	249
Accrued interest	47	—	—	—	47	6	—	—	53
Deferred revenue	—	144	62	—	206	—	—	—	206
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	2	20	—	22	—	—	—	22
Total current liabilities	60	870	885	—	1,815	6	—	—	1,821
Long-term debt	2,799	—	—	—	2,799	100	—	—	2,899
Deferred tax liabilities, net	—	113	179	—	292	—	—	—	292
Other noncurrent liabilities	3	125	111	—	239	—	—	—	239
Total liabilities	2,862	1,108	1,175	—	5,145	106	—	—	5,251
Total Warner Music Group Corp. equity (deficit)	308	3,235	426	(3,661)	308	221	221	(529)	221
Noncontrolling interest	—	1	12	—	13	—	—	—	13
Total equity (deficit)	308	3,236	438	(3,661)	321	221	221	(529)	234
Total liabilities and equity (deficit)	$3,170	$4,344	$1,613	$(3,661)	$5,466	$327	$221	$(529)	$5,485

Consolidating Balance Sheet

September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$73	$173	$—	$246	$—	$—	$—	$246
Accounts receivable, net	—	170	179	—	349	—	—	—	349
Inventories	—	15	27	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	80	50	—	130	—	—	—	130
Prepaid and other current assets	5	9	46	—	60	—	—	—	60
Total current assets	5	347	475	—	827	—	—	—	827
Due (to) from parent companies	863	(174)	(689)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,365	1,187	—	(3,552)	—	376	221	(597)	—
Royalty advances expected to be recouped after one year	—	120	75	—	195	—	—	—	195
Property, plant and equipment, net	—	145	75	—	220	—	—	—	220
Goodwill	—	1,379	253	—	1,632	—	—	—	1,632
Intangible assets subject to amortization, net	—	1,271	1,243	—	2,514	—	—	—	2,514
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	39	53	17	—	109	5	—	—	114
Total assets	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$79	$94	$—	$173	$—	$—	$—	$173
Accrued royalties	—	513	574	—	1,087	—	—	—	1,087
Accrued liabilities	1	269	26	—	296	—	—	—	296
Accrued interest	48	—	—	—	48	10	—	—	58
Deferred revenue	—	140	66	—	206	—	—	—	206
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	7	18	(1)	24	—	—	—	24
Total current liabilities	62	1,008	778	(1)	1,847	10	—	—	1,857
Long-term debt	2,831	—	—	—	2,831	150	—	—	2,981
Deferred tax liabilities, net	—	110	192	—	302	—	—	—	302
Other noncurrent liabilities	3	131	105	3	242	—	—	—	242
Total liabilities	2,896	1,249	1,075	2	5,222	160	—	—	5,382
Total Warner Music Group Corp. equity (deficit)	376	3,149	405	(3,554)	376	221	221	(597)	221
Noncontrolling interest	—	1	17	—	18	—	—	—	18
Total equity (deficit)	376	3,150	422	(3,554)	394	221	221	(597)	239
Total liabilities and equity (deficit)	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$452	$382	$(89)	$745	$—	$—	$—	$745
Costs and expenses:
Cost of revenue	—	(221)	(196)	43	(374)	—	—	—	(374)
Selling, general and administrative expenses	—	(202)	(101)	47	(256)	—	—	—	(256)
Amortization of intangible assets	—	(30)	(33)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(453)	(330)	90	(693)	—	—	—	(693)
Operating income (loss)	—	(1)	52	1	52	—	—	—	52
Gain on sale of real estate	—	—	19	—	19	—	—	—	19
Interest income (expense), net	(21)	1	(18)	—	(38)	(5)	—	—	(43)
Equity gains (losses) from equity method investments	58	41	—	(99)	—	21	11	(32)	—
Other income (expense), net	(1)	(19)	24	—	4	(5)	—	—	(1)
Income (loss) before income taxes	36	22	77	(98)	37	11	11	(32)	27
Income tax benefit (expense)	(15)	(7)	(12)	19	(15)	—	—	—	(15)
Net income (loss)	21	15	65	(79)	22	11	11	(32)	12
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$21	$15	$64	$(79)	$21	$11	$11	$(32)	$11

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$415	$297	$(35)	$677	$—	$—	$—	$677
Costs and expenses:
Cost of revenue	—	(203)	(145)	30	(318)	—	—	—	(318)
Selling, general and administrative expenses	—	(129)	(128)	5	(252)	—	—	—	(252)
Amortization of intangible assets	—	(30)	(33)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(362)	(306)	35	(633)	—	—	—	(633)
Operating income (loss)	—	53	(9)	—	44	—	—	—	44
Interest income (expense), net	(19)	2	(22)	—	(39)	(6)	—	—	(45)
Equity gains (losses) from equity method investments	41	(9)	—	(31)	1	24	18	(42)	1
Other income (expense), net	(4)	—	17	—	13	—	—	—	13
Income (loss) before income taxes	18	46	(14)	(31)	19	18	18	(42)	13
Income tax benefit (expense)	6	3	—	(3)	6	—	—	—	6
Net income (loss)	24	49	(14)	(34)	25	18	18	(42)	19
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$24	$49	$(15)	$(34)	$24	$18	$18	$(42)	$18

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$900	$821	$(127)	$1,594	$—	$—	$—	$1,594
Costs and expenses:
Cost of revenue	—	(442)	(456)	75	(823)	—	—	—	(823)
Selling, general and administrative expenses	—	(339)	(245)	52	(532)	—	—	—	(532)
Amortization of intangible assets	—	(61)	(64)	—	(125)	—	—	—	(125)
Total costs and expenses	—	(842)	(765)	127	(1,480)	—	—	—	(1,480)
Operating (loss) income	—	58	56	—	114	—	—	—	114
Gain on sale of real estate	—	—	19	—	19	—	—	—	19
Interest income (expense), net	(41)	2	(39)	—	(78)	(10)	—	—	(88)
Equity gains (losses) from equity method investments	105	60	—	(165)	—	53	38	(91)	—
Other income (expense), net	1	(20)	31	—	12	(5)	—	—	7
Income (loss) before income taxes	65	100	67	(165)	67	38	38	(91)	52
Income tax benefit (expense)	(12)	(12)	(8)	20	(12)	—	—	—	(12)
Net income (loss)	53	88	59	(145)	55	38	38	(91)	40
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$53	$88	$57	$(145)	$53	$38	$38	$(91)	$38

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$776	$810	$(80)	$1,506	$—	$—	$—	$1,506
Costs and expenses:
Cost of revenue	—	(370)	(463)	70	(763)	—	—	—	(763)
Selling, general and administrative expenses	1	(262)	(297)	10	(548)	—	—	—	(548)
Amortization of intangible assets	—	(60)	(68)	—	(128)	—	—	—	(128)
Total costs and expenses	1	(692)	(828)	80	(1,439)	—	—	—	(1,439)
Operating income (loss)	1	84	(18)	—	67	—	—	—	67
Interest income (expense), net	(40)	4	(44)	—	(80)	(11)	—	—	(91)
Equity gains (losses) from equity method investments	35	(11)	—	(23)	1	(13)	(24)	37	1
Other income (expense), net	(6)	—	10	—	4	—	—	—	4
Income (loss) before income taxes	(10)	77	(52)	(23)	(8)	(24)	(24)	37	(19)
Income tax benefit (expense)	(3)	(5)	(1)	6	(3)	—	—	—	(3)
Net income (loss)	(13)	72	(53)	(17)	(11)	(24)	(24)	37	(22)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$(13)	$72	$(55)	$(17)	$(13)	$(24)	$(24)	$37	$(24)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$21	$15	$65	$(79)	$22	$11	$11	$(32)	$12
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(12)	—	(12)	12	(12)	(12)	(12)	24	(12)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive income (loss), net of tax:	(13)	(1)	(12)	13	(13)	(13)	(13)	26	(13)
Total comprehensive (loss) income	8	14	53	(66)	9	(2)	(2)	(6)	(1)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$8	$14	$52	$(66)	$8	$(2)	$(2)	$(6)	$(2)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$24	$49	$(14)	$(34)	$25	$18	$18	$(42)	$19
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(56)	—	(56)	56	(56)	(56)	(56)	112	(56)
Other comprehensive income (loss), net of tax:	(56)	—	(56)	56	(56)	(56)	(56)	112	(56)
Total comprehensive (loss) income	(32)	49	(70)	22	(31)	(38)	(38)	70	(37)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(32)	$49	$(71)	$22	$(32)	$(38)	$(38)	$70	$(38)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$53	$88	$59	$(145)	$55	$38	$38	$(91)	$40
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(36)	—	(36)	36	(36)	(36)	(36)	72	(36)
Deferred losses on derivative financial instruments	(2)	(2)	—	2	(2)	(2)	(2)	4	(2)
Other comprehensive income (loss), net of tax:	(38)	(2)	(36)	38	(38)	(38)	(38)	76	(38)
Total comprehensive (loss) income	15	86	23	(107)	17	—	—	(15)	2
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$15	$86	$21	$(107)	$15	$—	$—	$(15)	$—

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(13)	$72	$(53)	$(17)	$(11)	$(24)	$(24)	$37	$(22)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(90)	—	(90)	90	(90)	(90)	(90)	180	(90)
Other comprehensive income (loss), net of tax:	(90)	—	(90)	90	(90)	(90)	(90)	180	(90)
Total comprehensive (loss) income	(103)	72	(143)	73	(101)	(114)	(114)	217	(112)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(103)	$72	$(145)	$73	$(103)	$(114)	$(114)	$217	$(114)

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income (loss)	$53	$88	$59	$(145)	$55	$38	$38	$(91)	$40
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	80	70	—	150	—	—	—	150
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(1)	(1)	—	—	(2)	—	—	—	(2)
Deferred income taxes	—	—	(10)	—	(10)	—	—	—	(10)
Gain on sale of real estate	—	—	(19)	—	(19)	—	—	—	(19)
(Gain)/Loss on extinguishment of debt	(1)	—	—	—	(1)	5		—	4
Loss on divestiture of business	—	—	3	—	3	—		—	3
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Non-cash share-based compensation expense	—	4	—	—	4	—	—	—	4
Equity losses (gains), including distributions	(105)	(60)	—	165	—	(53)	(38)	91	—
Changes in operating assets and liabilities:			—	—		—		—
Accounts receivable	—	18	7	—	25	—	—	—	25
Inventories	—	—	(1)	—	(1)	—	—	—	(1)
Royalty advances	—	(18)	(3)	—	(21)	—	—	—	(21)
Accounts payable and accrued liabilities	—	52	(73)	(20)	(41)	—	—	—	(41)
Royalty payables	—	36	(1)	—	35	—	—	—	35
Accrued interest	(1)	—	—	—	(1)	(4)	—	—	(5)
Deferred revenue	—	3	(1)	—	2	—	—	—	2
Other balance sheet changes	—	—	3	—	3	—	—	—	3
Net cash provided by (used in) operating activities	(50)	202	34	—	186	(14)	—	—	172
Cash flows from investing activities						—		—
Acquisition of music publishing rights, net	—	(9)	(3)	—	(12)	—	—	—	(12)
Capital expenditures	—	(15)	(8)	—	(23)	—	—	—	(23)
Investments and acquisitions of businesses, net	—	(5)	(3)	—	(8)	—	—	—	(8)
Divestiture of business, net of cash on hand	—	—	6	—	6	—		—	6
Proceeds from the sale of real estate	—	—	42	—	42	—			42
Advances to issuer	163	—	—	(163)	—	—	—	—	—
Net cash provided by (used in) investing activities	163	(29)	34	(163)	5	—	—	—	5
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(83)	—	—	—	(83)	83	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(6)	—	—	—	(6)	—	—	—	(6)
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(50)	—	—	(50)
Call premiums paid on early redemption of debt	—	—	—	—	—	(3)	—	—	(3)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—	—	(24)	—	—	—	(24)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due to (from) issuer	—	(163)	—	163	—	—	—	—	—
Net cash provided by (used in) financing activities	(113)	(163)	(17)	163	(130)	30	—	—	(100)
Effect of exchange rate changes on cash and equivalents	—	—	(7)	—	(7)	—	—	—	(7)
Net increase (decrease) in cash and equivalents	—	10	44	—	54	16	—	—	70
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$83	$217	$—	$300	$16	$—	$—	$316

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(13)	$72	$(53)	$(17)	$(11)	$(24)	$(24)	$37	$(22)
Adjustments to reconcile net (loss) income to net cashprovided by operating activities:
Depreciation and amortization	—	80	76	—	156	—	—	—	156
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(29)	—	39	—	10	—	—	—	10
Deferred income taxes	—	—	(12)	—	(12)	—	—	—	(12)
Non-cash interest expense	5	—	—	—	5	1	—	—	6
Non-cash share-based compensation expense	—	(1)	—	—	(1)	—	—	—	(1)
Equity losses (gains), including distributions	(35)	11	—	23	(1)	13	24	(37)	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	20	—	—	20	—	—	—	20
Inventories	—	1	(2)	—	(1)	—	—	—	(1)
Royalty advances	—	(17)	(16)	—	(33)	—	—	—	(33)
Accounts payable and accrued liabilities	—	4	(47)	(6)	(49)	—	—	—	(49)
Royalty payables	—	(54)	43	—	(11)	—	—	—	(11)
Accrued interest	(2)	—	—	—	(2)	—	—	—	(2)
Deferred revenue	—	66	13	—	79	—	—	—	79
Other balance sheet changes	—	(3)	6	—	3	—	—	—	3
Net cash provided by (used in) operating activities	(74)	179	47	—	152	(10)	—	—	142
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(7)	(2)	—	(9)	—	—	—	(9)
Capital expenditures	—	(29)	(10)	—	(39)	—	—	—	(39)
Investments and acquisitions of businesses, net	—	(7)	(4)	—	(11)	—	—	—	(11)
Advances to issuer	90	—	—	(90)	—	—	—	—	—
Net cash provided by (used in) investing activities	90	(43)	(16)	(90)	(59)	—	—	—	(59)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Proceeds from the Revolving Credit Facility	173	—	—	—	173	—	—	—	173
Repayment of the Revolving Credit Facility	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. Senior Term Loan Facility	(6)	—	—	—	(6)	—	—	—	(6)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Repayment of capital lease obligations	—	—	(1)	—	(1)	—	—	—	(1)
Change in due to (from) issuer	—	(90)	—	90	—	—	—	—	—
Net cash provided by (used in) financing activities	(16)	(90)	(3)	90	(19)	10	—	—	(9)
Effect of exchange rate changes on cash and equivalents	—	—	(13)	—	(13)	—	—	—	(13)
Net increase (decrease) in cash and equivalents	—	46	15	—	61	—	—	—	61
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$72	$146	$—	$218	$—	$—	$—	$218

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (the “Quarterly Report”).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

●	the decline in the global recorded music industry and the rate of overall decline in the music industry;
●	downward pressure on our pricing and our profit margins and reductions in shelf space;
●	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
●	threats to our business associated with digital piracy;
●	the significant threat posed to our business and the music industry by organized industrial piracy;
●	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
●	the diversity and quality of our portfolio of songwriters;
●	the diversity and quality of our album releases;
●	the impact of legitimate channels for digital distribution of our creative content;
●	our dependence on a limited number of digital music services for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;
●	our involvement in intellectual property litigation;
●	our ability to continue to enforce our intellectual property rights in digital environments;
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

●

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2016 and March 31, 2015. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2016 and March 31, 2015 as well as a discussion of our financial condition and liquidity as of March 31, 2016. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Rhapsody, Spotify and YouTube, including digital radio services such as iHeart Radio, Pandora and Sirius XM.

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

Sirius XM

On September 11, 2013, we joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $25 million was recognized in revenue during the 2016 fiscal year. The balance will be recognized in revenue ratably over the next seven quarters. We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

Debt Redemption

On February 16, 2016, Holdings redeemed $50 million of its $150 million outstanding 13.75% Senior Notes due 2019 (the “Holdings Notes”). The redemption price for the Holdings Notes was equal to 106.88% of the principal amount of the Holdings Notes, plus accrued and unpaid interest to, but not including, the redemption date. Following the partial redemption by Holdings of the Holdings Notes, $100 million of the Holdings Notes remain outstanding.

Open Market Purchases

On March 11, 2016, Acquisition Corp purchased, in the open market, approximately $25 million of its $660 million outstanding 6.75% Senior Notes due 2022. The acquired notes were subsequently retired.  Following retirement of the acquired notes, approximately $635 million of the 6.75% Senior Notes due 2022 notes remain outstanding.

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during the six months ended March 31, 2016. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Revenue by Type
Digital	$328	$274	$54	20%
Physical	151	157	(6)	-4%
Total Digital and Physical	479	431	48	11%
Artist services and expanded-rights	79	55	24	44%
Licensing	63	78	(15)	-19%
Total Recorded Music	621	564	57	10%
Performance	44	44	—	—%
Digital	33	24	9	38%
Mechanical	17	20	(3)	-15%
Synchronization	30	27	3	11%
Other	3	2	1	50%
Total Music Publishing	127	117	10	9%
Intersegment eliminations	(3)	(4)	1	-25%
Total Revenue	$745	$677	$68	10%
Revenue by Geographical Location
U.S. Recorded Music	$258	$236	$22	9%
U.S. Music Publishing	64	52	12	23%
Total U.S.	322	288	34	12%
International Recorded Music	363	328	35	11%
International Music Publishing	63	65	(2)	-3%
Total International	426	393	33	8%
Intersegment eliminations	(3)	(4)	1	-25%
Total Revenue	$745	$677	$68	10%

Total Revenue

Total revenue increased by $68 million, or 10%, to $745 million for the three months ended March 31, 2016 from $677 million for the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $88 million, or 13%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for both the three months ended March 31, 2016 and March 31, 2015. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for the three months ended March 31, 2016 and 42% and 58% of total revenue for the three months ended March 31, 2015, respectively.

Total digital revenue after intersegment eliminations increased by $63 million, or 21%, to $360 million for the three months ended March 31, 2016 from $297 million for the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $72 million, or 25%. Total digital revenue represented 48% and 44% of consolidated revenue for the three months ended March 31, 2016 and March 31, 2015, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2016 was comprised of U.S. revenue of $194 million and international revenue of $167 million, or 54% and 46% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2015 was comprised of U.S. revenue of $157 million and international revenue of $141 million, or 53% and 47% of total digital revenue, respectively.

Recorded Music revenue increased by $57 million, or 10%, to $621 million for the three months ended March 31, 2016 from $564 million for the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $72 million, or 13%. U.S. Recorded Music revenues were $258 million and $236 million, or 42%, of consolidated Recorded Music revenues for the three months ended March 31, 2016 and March 31, 2015, respectively. International Recorded Music revenues were $363 million and $328 million, or 58%, of consolidated Recorded Music revenues for the three months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $54 million as a result of a strong release from Charlie Puth and carryover success from Coldplay, Ed Sheeran, Twenty One Pilots, and Fetty Wap and the continued growth in streaming services. Revenue from streaming services grew by $72 million and was partially offset by digital download declines of $17 million. Artist services and expanded-rights revenue increased by $24 million primarily due to strong concert promotion revenue in Europe. Physical revenue decreased by $6 million due to the unfavorable impact of foreign currency exchange rates. Licensing revenue decreased by $15 million primarily due to the one-time impact of the distribution of PLG related neighboring rights income received in the three months ended March 31, 2015 in certain territories and decreased synchronization activity.

Music Publishing revenues increased by $10 million, or 9%, to $127 million for the three months ended March 31, 2016 from $117 million for the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $15 million, or 13%. U.S. Music Publishing revenues were $64 million and $52 million, or 50% and 44% of Music Publishing revenues for the three months ended March 31, 2016 and March 31, 2015, respectively. International Music Publishing revenues were $63 million and $65 million, or 50% and 56%, of Music Publishing revenues for the three months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $9 million and synchronization revenue of $3 million, partially offset by a decrease in mechanical revenue of $3 million. The increase in digital revenue was due to increases in streaming revenue of $11 million offset by decreases in download and other digital revenue of $2 million. Synchronization revenue increased due to increased activity and new deals. Performance revenue remained flat quarter over quarter. The decrease in mechanical revenue was attributable to an ongoing industry shift towards digital.

Revenue by Geographical Location

U.S. revenue increased by $34 million, or 12%, to $322 million for the three months ended March 31, 2016 from $288 million for the three months ended March 31, 2015. U.S. Recorded Music revenue increased by $22 million, or 9%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $28 million due to a strong release from Charlie Puth, the continued success of Twenty One Pilots, Fetty Wap, and Coldplay and the continued growth in streaming services. U.S. licensing revenue decreased by $6 million due to a decrease in synchronization activity. U.S. Music Publishing revenue increased by $12 million, or 23%, to $64 million for the three months ended March 31, 2016 from $52 million for the three months ended March 31, 2015 primarily due to increases in digital revenue, performance revenue and synchronization revenue, offset by a slight decrease in mechanical revenue.

International revenue increased by $33 million, or 8%, to $426 million for the three months ended March 31, 2016 from $393 million for the three months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $53 million or 14%. International Recorded Music revenue increased $35 million primarily due to increases in digital revenue of $26 million and artist services and expanded-rights revenue of $23 million, partially offset by decreases in licensing revenue of $9 million and physical revenue of $5 million. International Recorded Music digital revenue increased due to a $37 million increase in streaming revenue partially offset by an $11 million decline in digital download revenue. The increase in streaming revenue was due to the continued adoption of streaming models internationally and continued success from Ed Sheeran and David Guetta. The main driver of the increase in International Recorded Music artist services and expanded-rights revenue was strong concert promotion revenue in France as a result of the Johnny Hallyday tour. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $6 million. The main driver of the decrease in International Recorded Music licensing revenue was the one-time impact of the distribution of PLG related neighboring rights income in certain territories in the prior year quarter. The decrease in International Music Publishing revenue of $2 million was due to the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing revenue increased by $3 million, or 5%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$245	$203	$42	21%
Product costs	129	115	14	12%
Total cost of revenues	$374	$318	$56	18%

Total cost of revenues increased by $56 million to $374 million for the three months ended March 31, 2016 from $318 million for the three months ended March 31, 2015. Expressed as a percentage of revenues, cost of revenues increased to 50% for the three months ended March 31, 2016 from 47% for the three months ended March 31, 2015.

Artist and repertoire costs increased by $42 million, to $245 million for the three months ended March 31, 2016 from $203 million for the three months ended March 31, 2015. Artist and repertoire costs as a percentage of revenue increased to 33% for the three months ended March 31, 2016 from 30% for the three months ended March 31, 2015 due to the mix of revenue. The prior quarter included the impact of one-time PLG neighboring rights revenue, which carries a lower proportionate royalty expense. The current quarter had royalty expense on higher concert promotion revenue and strong performance from lower margin repertoire.

Product costs increased by $14 million, to $129 million for the three months ended March 31, 2016 from $115 million for the three months ended March 31, 2015. Product costs as a percentage of revenue remained flat at 17% for the three months ended March 31, 2016 and the three months ended March 31, 2015.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$144	$143	$1	1%
Selling and marketing expense	100	97	3	3%
Distribution expense	12	12	—	—%
Total selling, general and administrative expense	$256	$252	$4	2%

(1)	Includes depreciation expense of $12 million and $14 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Total selling, general and administrative expense increased by $4 million, or 2%, to $256 million for the three months ended March 31, 2016 from $252 million for the three months ended March 31, 2015. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 34% for the three months ended March 31, 2016 from 37% for the three months ended March 31, 2015.

General and administrative expense increased by $1 million, or 1%, to $144 million for the three months ended March 31, 2016 from $143 million for the three months ended March 31, 2015. The increase in general and administrative expense was due to an increase in PLG Acquisition related costs of $1 million and loss on divestiture of a business of $3 million. This was partially offset by ongoing savings from cost management efforts. General and administrative expense decreased to 19% of revenue for the three months ended March 31, 2016 from 21% of revenue for the three months ended March 31, 2015.

Selling and marketing expense increased by $3 million, or 3%, to $100 million for the three months ended March 31, 2016 from $97 million for the three months ended March 31, 2015. The increase in selling and marketing expense was primarily due to higher variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the three months ended March 31, 2016 from 14% for the three months ended March 31, 2015.

Distribution expense remained flat at $12 million for the three months ended March 31, 2016 and the three months ended March 31, 2015. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended March 31, 2016 and March 31, 2015.

Reconciliation of Consolidated OIBDA to Operating Income (Loss) and Net Income (Loss) Attributable to Warner Music Group Corp.
As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$127	$121	$6	5%
Depreciation expense	(12)	(14)	2	-14%
Amortization expense	(63)	(63)	—	—%
Operating income	52	44	8	18%
Gain on sale of real estate	19	—	19	100%
Interest expense, net	(43)	(45)	2	-4%
Other (expense) income, net	(1)	14	(15)	-107%
Income before income taxes	27	13	14	108%
Income tax (expense) benefit	(15)	6	(21)	—%
Net income	12	19	(7)	-37%
Less: Income attributable to noncontrolling interest	(1)	(1)	—	—%
Net income attributable to Warner Music Group Corp.	$11	$18	$(7)	-39%

OIBDA

OIBDA increased by $6 million, or 5%, to $127 million for the three months ended March 31, 2016 as compared to $121 million for the three months ended March 31, 2015 as a result of higher recorded music and music publishing revenues. Expressed as a percentage of total revenue, OIBDA decreased slightly to 17% for the three months ended March 31, 2016 from 18% for the three months ended March 31, 2015 due to increased artist and repertoire costs for the period.

Depreciation expense

Our depreciation expense decreased by $2 million or 14%, to $12 million for the three months ended March 31, 2016 from $14 million for the three months ended March 31, 2015, a portion of which is due to the sale of real estate.

Amortization expense

Our amortization expense remained flat at $63 million for the three months ended March 31, 2016 and the three months ended March 31, 2015.

Operating income

Our operating income increased by $8 million to $52 million for the three months ended March 31, 2016 from $44 million for the three months ended March 31, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation expense, as noted above.

Gain on sale of real estate

In the three months ended March 31, 2016, we sold real estate resulting in a gain of $19 million.

Interest expense, net

Our interest expense, net, decreased by $2 million, or 4%, to $43 million for the three months ended March 31, 2016 from $45 million for the three months ended March 31, 2015 due to the reduction in our debt and lower aggregate borrowings under the revolver.

Other (expense) income

Our other (expense) income, net primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities, and intercompany receivables and payables that are short term in nature. The current quarter expense is primarily due to loss on extinguishment of debt of $4 million and loss on derivatives of $2 million offset by net currency exchange gains on our Euro denominated debt and intercompany loans of $5 million.

Income tax benefit (expense)

Our income tax expense increased $21 million to $15 million for the three months ended March 31, 2016 compared to $6 million of income tax benefit for the three months ended March 31, 2015.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the three months ended March 31, 2016 is calculated based on a discrete tax rate.  The change of $21 million in the income tax expense primarily relates to the use of a discrete tax rate method to calculate the income tax expense for the three months ended March 31, 2016 as compared to the use of an annual effective tax rate method for the three months ended March 31, 2015, an increase to pretax income and the impact of the losses in certain jurisdictions for which no tax benefit could be recorded.

Net Income

Net income decreased by $7 million to $12 million for the three months ended March 31, 2016 from $19 million for the three months ended March 31, 2015 as a result of the factors described above.

Noncontrolling interest

Net income attributable to noncontrolling interest was $1 million for the three months ended March 31, 2016 and March 31, 2015.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Recorded Music
Revenue	$621	$564	$57	10%
OIBDA	93	91	2	2%
Operating income	38	35	3	9%
Music Publishing
Revenue	127	117	10	9%
OIBDA	54	51	3	6%
Operating income	37	33	4	12%
Corporate expenses and eliminations
Revenue elimination	(3)	(4)	1	-25%
OIBDA	(20)	(21)	1	-5%
Operating loss	(23)	(24)	1	-4%
Total
Revenue	745	677	68	10%
OIBDA	127	121	6	5%
Operating income	52	44	8	18%

Recorded Music

Revenues

Recorded Music revenue increased by $57 million, or 10%, to $621 million for the three months ended March 31, 2016 from $564 million for the three months ended March 31, 2015. U.S. Recorded Music revenues were $258 million and $236 million, or 42% of consolidated Recorded Music revenues for the three months ended March 31, 2016 and March 31, 2015, respectively. International Recorded Music revenues were $363 million and $328 million, or 58% of consolidated Recorded Music revenues for the three months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$193	$158	$35	22%
Product costs	129	115	14	12%
Total cost of revenues	$322	$273	$49	18%

Recorded Music cost of revenues increased by $49 million to $322 million for the three months ended March 31, 2016 from $273 million for the three months ended March 31, 2015.  The increase in artist and repertoire costs was primarily due to the mix of revenue in the current quarter compared to prior year quarter. The prior year quarter included the impact of one-time PLG neighboring rights revenue, which carries a lower proportionate royalty expense. The current quarter had royalty expense on higher concert promotion revenue and strong performance from lower margin repertoire. The increase in product costs was driven by an increase in concert promotion revenue, which yielded lower margins. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 52% for the three months ended March 31, 2016 from 48% for the three months ended March 31, 2015.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$104	$102	$2	2%
Selling and marketing expense	98	95	3	3%
Distribution expense	12	12	—	—%
Total selling, general and administrative expense	$214	$209	$5	2%

(1)	Includes depreciation expense of $8 million and $9 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

Recorded Music selling, general and administrative expense increased by $5 million, or 2%, to $214 million for the three months ended March 31, 2016 from $209 million for the three months ended March 31, 2015. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in PLG Acquisition related costs of $1 million and loss on divestiture of business of $3 million. This was partially offset by ongoing savings from cost management efforts.  Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 35% for the three months ended March 31, 2016 from 37% for the three months ended March 31, 2015.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$93	$91	$2	2%
Depreciation and amortization	(55)	(56)	1	-2%
Operating income	$38	$35	$3	9%

Recorded Music OIBDA increased by $2 million, or 2%, to $93 million for the three months ended March 31, 2016 from $91 million for the three months ended March 31, 2015 as a result of higher recorded music revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 15% for the three months ended March 31, 2016 from 16% for the three months ended March 31, 2015 due to the increased cost of revenues.

Recorded Music operating income increased by $3 million to $38 million for the three months ended March 31, 2016 from $35 million for the three months ended March 31, 2015 due to the factors that led to the increase in Recorded Music OIBDA noted above and decreased depreciation and amortization expense.

Music Publishing

Revenues

Music Publishing revenues increased by $10 million, or 9%, to $127 million for the three months ended March 31, 2016 from $117 million for the three months ended March 31, 2015. U.S. Music Publishing revenues were $64 million and $52 million, or 50% and 44%, of Music Publishing revenues for the three months ended March 31, 2016 and March 31, 2015, respectively. International Music Publishing revenues were $63 million and $65 million, or 50% and 56%, of Music Publishing revenues for the three months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by the strong increases in digital and synchronization revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$55	$49	$6	12%
Total cost of revenues	$55	$49	$6	12%

Music Publishing cost of revenues increased by $6 million, or 12%, to $55 million for the three months ended March 31, 2016 from $49 million for the three months ended March 31, 2015 primarily due to the increase in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased slightly to 43% for the three months ended March 31, 2016 from 42% for the three months ended March 31, 2015 due to changes in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$18	$18	$—	—%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$19	$19	$—	—%

(1)	Includes depreciation expense of $1 million and $2 million for the three months ended March 31, 2016 and 2015, respectively.

Music Publishing selling, general and administrative expense remained flat at $19 million for the three months ended March 31, 2016 and the three months ended March 31, 2015. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 15% for the three months ended March 31, 2016 from 16% for the three months ended March 31, 2015.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$54	$51	$3	6%
Depreciation and amortization	(17)	(18)	1	-6%
Operating income (loss)	$37	$33	$4	12%

Music Publishing OIBDA increased by $3 million, or 6%, to $54 million for the three months ended March 31, 2016 from $51 million for the three months ended March 31, 2015 as a result of higher Music Publishing revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 43% for the three months ended March 31, 2016 from 44% for the three months ended March 31, 2015.

Music Publishing operating income increased by $4 million to $37 million for the three months ended March 31, 2016 from $33 million for the three months ended March 31, 2015 due to the factors that led to the increase in Music Publishing OIBDA noted above and a decrease in depreciation and amortization expense.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $1 million to $20 million for the three months ended March 31, 2016 from $21 million for the three months ended March 31, 2015.

Our operating loss from corporate expenses and eliminations decreased by $1 million to $23 million for the three months ended March 31, 2016 from $24 million for the three months ended March 31, 2015.

Six Months Ended March 31, 2016 Compared with Six Months Ended March 31, 2015

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Revenue by Type
Digital	$650	$546	$104	19%
Physical	399	450	(51)	-11%
Total Digital and Physical	1,049	996	53	5%
Artist services and expanded-rights	162	131	31	24%
Licensing	147	151	(4)	-3%
Total Recorded Music	1,358	1,278	80	6%
Performance	87	89	(2)	-2%
Digital	60	48	12	25%
Mechanical	37	43	(6)	-14%
Synchronization	55	52	3	6%
Other	4	4	—	—%
Total Music Publishing	243	236	7	3%
Intersegment eliminations	(7)	(8)	1	-13%
Total Revenue	$1,594	$1,506	$88	6%
Revenue by Geographical Location
U.S. Recorded Music	$551	$477	$74	16%
U.S. Music Publishing	107	93	14	15%
Total U.S.	658	570	88	15%
International Recorded Music	807	801	6	1%
International Music Publishing	136	143	(7)	-5%
Total International	943	944	(1)	-0%
Intersegment eliminations	(7)	(8)	1	-13%
Total Revenue	$1,594	$1,506	$88	6%

Total Revenue

Total revenue increased by $88 million, or 6%, to $1,594 million for the six months ended March 31, 2016 from $1,506 million for the six months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $173 million, or 12%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenue for the six months ended March 31, 2016 and 84% and 16% of total revenue for the six months ended March 31, 2015, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenue for the six months ended March 31, 2016 and 38% and 62% of total revenue for the six months ended March 31, 2015, respectively.

Total digital revenue after intersegment eliminations increased by $116 million, or 20%, to $708 million for the six months ended March 31, 2016 from $592 million for the six months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $142 million, or 25%. Total digital revenue represented 44% and 39% of consolidated revenue for the six months ended March 31, 2016 and March 31, 2015, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2016 was comprised of U.S. revenue of $376 million and international revenue of $334 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2015 was comprised of U.S. revenue of $301 million and international revenue of $293 million, or 51% and 49% of total digital revenue, respectively.

Recorded Music revenue increased by $80 million, or 6%, to $1,358 million for the six months ended March 31, 2016 from $1,278 million for the six months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $150 million, or 12%. U.S. Recorded Music revenues were $551 million and $477 million, or 41% and 37% of consolidated Recorded Music revenues for the six months ended March 31, 2016 and March 31, 2015, respectively. International Recorded Music revenues were $807 million and $801 million, or 59% and 63%, of consolidated Recorded Music revenues for the six months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $104 million as a result of strong success from Coldplay, Fetty Wap, Twenty One Pilots and Ed Sheeran and the continued growth in streaming services. The increase in digital revenue was also attributable to the impact of the legal settlement with Sirius XM of $25 million. Revenue from streaming services grew by $152 million and was partially offset by digital download declines of $50 million. Artist services and expanded-rights revenue increased by $31 million primarily due to the success of the Johnny Hallyday tour in France. Licensing revenue decreased $4 million primarily due to the one-time impact of the distribution of PLG related neighboring rights income received in the prior year in certain territories offset by strong synchronization revenue. Physical revenue decreased by $51 million primarily due to the shift from physical revenue to digital revenue, a physically-centric release from Pink Floyd and re-releases from Led Zeppelin in the six months ended March 31, 2015.

Music Publishing revenues increased by $7 million, or 3%, to $243 million for the six months ended March 31, 2016 from $236 million for the six months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $22 million, or 10%. U.S. Music Publishing revenues were $107 million and $93 million, or 44% and 39% of Music Publishing revenues for the six months ended March 31, 2016 and March 31, 2015, respectively. International Music Publishing revenues were $136 million and $143 million, or 56% and 61%, of Music Publishing revenues for the six months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $12 million and synchronization revenue of $3 million, partially offset by decreases in performance revenue of $2 million and mechanical revenue of $6 million. The increase in digital revenue was due to an increase in streaming revenue of $13 million. Synchronization revenue increased due to increased activity and deals.  Performance revenue decreased due to the unfavorable impact of foreign currency exchange rates. The decrease in mechanical revenue was attributable to an ongoing shift towards digital product in the industry.

Revenue by Geographical Location

U.S. revenue increased by $88 million, or 15%, to $658 million for the six months ended March 31, 2016 from $570 million for the six months ended March 31, 2015. U.S. Recorded Music revenue increased by $74 million, or 16%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $65 million due to strong releases, the continued growth in streaming services and the impact of the Sirius XM legal settlement. U.S. artist services and expanded-rights revenue increased by $6 million due to successful U.S. artist tours. U.S. Recorded Music physical revenue increased by $4 million primarily due to strong releases from Coldplay and The Grateful Dead. U.S. Music Publishing revenue increased by $14 million, or 15%, to $107 million for the six months ended March 31, 2016 from $93 million for the six months ended March 31, 2015 due to an increase in digital revenue, performance revenue, and synchronization revenue, offset by a decrease in mechanical revenue.

International revenue decreased by $1 million to $943 million for the six months ended March 31, 2016 from $944 million for the six months ended March 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $84 million or 10%. International Recorded Music revenue increased by $6 million primarily due to increases in artist services and expanded-rights revenue of $25 million and digital revenue of $39 million, partially offset by decreases in physical revenue of $55 million and decreases in licensing revenue of $3 million. International Recorded Music digital revenue increased due to a $64 million increase in streaming services revenue, partially offset by a $28 million decline in digital download revenue. The increase in streaming revenue was due to the continued adoption of streaming models internationally and continued success from Ed Sheeran and David Guetta. The main driver of the increase in International Recorded Music artist services and expanded-rights revenue was strong concert promotion revenue in France as a result of the Johnny Hallyday tour.  International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $31 million, strong physically-centric releases in the six months ended March 31, 2015 from Pink Floyd and Led Zeppelin and the continued shift from physical revenue to digital revenue. The decrease in International Recorded Music licensing revenue was due to the unfavorable impact of foreign currency exchange movements and the impact of one-time PLG neighboring rights income in certain territories. The decrease in International Music Publishing revenue of $7 million was due to the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing revenue increased by $8 million, or 6%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$545	$495	$50	10%
Product costs	278	268	10	4%
Total cost of revenues	$823	$763	$60	8%

Total cost of revenues increased by $60 million to $823 million for the six months ended March 31, 2016 from $763 million for the six months ended March 31, 2015. Expressed as a percentage of revenues, cost of revenues increased to 52% for the six months ended March 31, 2016 from 51% for the six months ended March 31, 2015.

Artist and repertoire costs increased by $50 million, to $545 million for the six months ended March 31, 2016 from $495 million for the six months ended March 31, 2015 due to the mix of revenue.  The prior year included the impact of one-time PLG neighboring rights revenue, which carries a lower proportionate royalty expense. The current year had royalty expense on higher concert promotion revenue. Artist and repertoire costs as a percentage of revenue increased to 34% for the six months ended March 31, 2016 from 33% for the six months ended March 31, 2015.

Product costs increased by $10 million, to $278 million for the six months ended March 31, 2016 from $268 million for the six months ended March 31, 2015. Product costs as a percentage of revenue decreased to 17% for the six months ended March 31, 2016 from 18% for the six months ended March 31, 2015, primarily due to the shift of revenue from physical to digital, which carries a lower product cost when compared to physical offset by higher product costs on increased concert promotion revenue.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$289	$295	$(6)	-2%
Selling and marketing expense	213	223	(10)	-5%
Distribution expense	30	30	—	—%
Total selling, general and administrative expense	$532	$548	$(16)	-3%

(1)	Includes depreciation expense of $25 million and $28 million for the six months ended March 31, 2016 and March 31, 2015, respectively.

Total selling, general and administrative expense decreased by $16 million, or 3%, to $532 million for the six months ended March 31, 2016 from $548 million for the six months ended March 31, 2015. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 33% for the six months ended March 31, 2016 from 36% for the six months ended March 31, 2015.

General and administrative expense declined by $6 million, or 2%, to $289 million for the six months ended March 31, 2016 from $295 million for the six months ended March 31, 2015. The decline in general and administrative expense was primarily due to a decline in PLG Acquisition related costs of $3 million, a decline in facilities cost of $6 million associated with our corporate headquarters consolidation and ongoing savings from cost management efforts. These decreases were partially offset by costs related to the Happy Birthday settlement, an increase in variable compensation expense of $7 million associated with improved operating performance, and loss on divestiture of business of $3 million. General and administrative expense decreased to 18% of revenue for the six months ended March 31, 2016 from 20% of revenue for the six months ended March 31, 2015.

Selling and marketing expense decreased by $10 million, or 5%, to $213 million for the six months ended March 31, 2016 from $223 million for the six months ended March 31, 2015. The decrease in selling and marketing expense was primarily due to local and international releases with higher proportionate marketing spend in the prior period. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the six months ended March 31, 2016 from 15% for the six months ended March 31, 2015.

Distribution expense remained flat at $30 million for the six months ended March 31, 2016 and the six months ended March 31, 2015. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the six months ended March 31, 2016 and March 31, 2015.

Reconciliation of Consolidated OIBDA to Operating Income (Loss) and Net Income (Loss) Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$264	$223	$41	18%
Depreciation expense	(25)	(28)	3	-11%
Amortization expense	(125)	(128)	3	-2%
Operating income	114	67	47	70%
Gain on sale of real estate	19	—	19	100%
Interest expense, net	(88)	(91)	3	-3%
Other income, net	7	5	2	40%
Income (loss) before income taxes	52	(19)	71	—%
Income tax expense	(12)	(3)	(9)	—%
Net income (loss)	40	(22)	62	—%
Less: Income attributable to noncontrolling interest	(2)	(2)	—	—%
Net income (loss) attributable to Warner Music Group Corp.	$38	$(24)	$62	—%

OIBDA

OIBDA increased by $41 million, or 18%, to $264 million for the six months ended March 31, 2016 as compared to $223 million for the six months ended March 31, 2015 as a result of higher recorded music revenues, including the impact of the Sirius XM settlement and a decrease in variable marketing and general and administrative costs. Expressed as a percentage of total revenue, OIBDA increased to 17% for the six months ended March 31, 2016 from 15% for the six months ended March 31, 2015.

Depreciation expense

Our depreciation expense decreased by $3 million or 11%, to $25 million for the six months ended March 31, 2016 from $28 million for the six months ended March 31, 2015, a portion of which is due to the sale of real estate.

Amortization expense

Our amortization expense decreased by $3 million, or 2%, to $125 million for the six months ended March 31, 2016 from $128 million for the six months ended March 31, 2015 primarily due to the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $47 million to $114 million for the six months ended March 31, 2016 from $67 million for the six months ended March 31, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

Gain on sale of real estate

In the six months ended March 31, 2016, we sold real estate resulting in a gain of $19 million.

Interest expense, net

Our interest expense, net, decreased by $3 million, or 3%, to $88 million for the six months ended March 31, 2016 from $91 million for the six months ended March 31, 2015 due to the reduction in our debt and lower aggregate borrowings under the revolver.

Other income, net

Our other income, net primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities, and intercompany receivables and payables that are short term in nature. The current quarter income is primarily due to net currency exchange gains on our Euro denominated debt and intercompany loans of $10 million and gains on our derivative assets of $1 million offset by loss on extinguishment of debt of $4 million.

Income tax expense

Our income tax expense increased $9 million to $12 million for the six months ended March 31, 2016 compared to $3 million of income tax expense for the six months ended March 31, 2015.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the six months ended March 31, 2016 is calculated based on a discrete tax rate.  The change of $9 million in the income tax expense primarily relates to an increase to pretax income and the impact of the losses in certain jurisdictions for which no tax benefit could be recorded offset by a deferred tax benefit of $10 million related to statutory rate changes in the U.K. and Italy for the six months ended March 31, 2016.

Net Income (loss)

Net income increased by $62 million to $40 million for the six months ended March 31, 2016 from a net loss of $22 million for the six months ended March 31, 2015 as a result of the factors described above.

Noncontrolling interest

Net income attributable to noncontrolling interest was $2 million for the six months ended March 31, 2016 and March 31, 2015.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Recorded Music
Revenue	$1,358	$1,278	$80	6%
OIBDA	245	202	43	21%
Operating income	136	87	49	56%
Music Publishing
Revenue	243	236	7	3%
OIBDA	59	68	(9)	-13%
Operating income	24	33	(9)	-27%
Corporate expenses and eliminations
Revenue elimination	(7)	(8)	1	-13%
OIBDA	(40)	(47)	7	-15%
Operating loss	(46)	(53)	7	-13%
Total
Revenue	1,594	1,506	88	6%
OIBDA	264	223	41	18%
Operating income	114	67	47	70%

Recorded Music

Revenues

Recorded Music revenue increased by $80 million, or 6%, to $1,358 million for the six months ended March 31, 2016 from $1,278 million for the six months ended March 31, 2015. U.S. Recorded Music revenues were $551 million and $477 million, or 41% and 37% of consolidated Recorded Music revenues for the six months ended March 31, 2016 and March 31, 2015, respectively. International Recorded Music revenues were $807 million and $801 million, or 60% and 63% of consolidated Recorded Music revenues for the six months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$408	$368	$40	11%
Product costs	278	268	10	4%
Total cost of revenues	$686	$636	$50	8%

Recorded Music cost of revenues increased by $50 million to $686 million for the six months ended March 31, 2016 from $636 million for the six months ended March 31, 2015.  Artist and repertoire costs as a percentage of revenue increased to 30% for the six months ended March 31, 2016 from 29% for the six months ended March 31, 2015 due to the mix of revenue. The prior year included the impact of one-time PLG neighboring rights revenue, which carries a lower proportionate royalty expense. The current year had royalty expense on higher concert promotion revenue and strong performance from lower margin repertoire. Product costs as a percentage of revenue remained consistent at 21% for the six months ended March 31, 2016 and the six months ended March 31, 2015. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 51% for the six months ended March 31, 2016 from 50% for the six months ended March 31, 2015.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$203	$209	$(6)	-3%
Selling and marketing expense	210	220	(10)	-5%
Distribution expense	30	30	—	—%
Total selling, general and administrative expense	$443	$459	$(16)	-4%

(1)	Includes depreciation expense of $16 million and $19 million for the six months ended March 31, 2016 and March 31, 2015, respectively.

Recorded Music selling, general and administrative expense decreased by $16 million, or 4%, to $443 million for the six months ended March 31, 2016 from $459 million for the six months ended March 31, 2015. The decrease in Recorded Music selling, general and administrative expense was primarily due to a decline in PLG Acquisition related costs of $3 million, $2 million decline in IT-related costs and ongoing savings from cost management efforts. These decreases were partially offset by a loss on divestiture of business of $3 million and increased variable compensation expense of $3 million associated with improved operating performance. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 33% for the six months ended March 31, 2016 from 36% for the six months ended March 31, 2015.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$245	$202	$43	21%
Depreciation and amortization	(109)	(115)	6	-5%
Operating income	$136	$87	$49	56%

Recorded Music OIBDA increased by $43 million, or 21%, to $245 million for the six months ended March 31, 2016 from $202 million for the six months ended March 31, 2015 as a result of higher recorded music revenues and a decrease in variable marketing and general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 18% for the six months ended March 31, 2016 from 16% for the six months ended March 31, 2015 due to higher artist and repertoire costs.

Recorded Music operating income increased by $49 million to $136 million for the six months ended March 31, 2016 from $87 million for the six months ended March 31, 2015 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in depreciation and amortization expense.

Music Publishing

Revenues

Music Publishing revenues increased by $7 million, or 3%, to $243 million for the six months ended March 31, 2016 from $236 million for the six months ended March 31, 2015. U.S. Music Publishing revenues were $107 million and $93 million, or 44% and 39%, of Music Publishing revenues for the six months ended March 31, 2016 and March 31, 2015, respectively. International Music Publishing revenues were $136 million and $143 million, or 56% and 61%, of Music Publishing revenues for the six months ended March 31, 2016 and March 31, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$144	$135	$9	7%
Total cost of revenues	$144	$135	$9	7%

Music Publishing cost of revenues increased by $9 million, or 7%, to $144 million for the six months ended March 31, 2016 from $135 million for the six months ended March 31, 2015 due to revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 59% for the six months ended March 31, 2016 from 57% for the six months ended March 31, 2015.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$42	$35	$7	20%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$43	$36	$7	19%

(1)	Includes depreciation expense of $3 million and $3 million for the six months ended March 31, 2016 and 2015, respectively.

Music Publishing selling, general and administrative expense increased by $7 million, or 20%, to $43 million for the six months ended March 31, 2016 from $36 million for the six months ended March 31, 2015 mainly due to costs related to the Happy Birthday settlement and restructuring charges taken in the current year. Excluding the impact of these non-recurring items, Music Publishing selling, general and administrative expense remained relatively flat for the three months ended March 31, 2016 and March 31, 2015. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 18% for the six months ended March 31, 2016 from 15% for the six months ended March 31, 2015.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Six Months Ended March 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$59	$68	$(9)	-13%
Depreciation and amortization	(35)	(35)	—	—%
Operating income	$24	$33	$(9)	-27%

Music Publishing OIBDA decreased by $9 million, or 13%, to $59 million for the six months ended March 31, 2016 from $68 million for the six months ended March 31, 2015 as a result of higher proportionate artist and repertoire costs and costs related to the Happy Birthday settlement and restructuring charges, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 24% for the six months ended March 31, 2016 from 29% for the six months ended March 31, 2015.

Music Publishing operating income decreased by $9 million to $24 million for the six months ended March 31, 2016 from $33 million for the six months ended March 31, 2015 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $7 million to $40 million for the six months ended March 31, 2016 from $47 million for the six months ended March 31, 2015 due to a decline in facilities costs related to our corporate headquarters consolidation.

Our operating loss from corporate expenses and eliminations decreased by $7 million to $46 million for the six months ended March 31, 2016 from $53 million for the six months ended March 31, 2015 due to the factors that led to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at March 31, 2016

At March 31, 2016, we had $2.912 billion of debt, $316 million of cash and equivalents (net debt of $2.596 billion, defined as total long-term debt, including the current portion, less cash and equivalents) and $221 million of Warner Music Group Corp. equity. This compares to $2.994 billion of debt, $246 million of cash and equivalents (net debt of $2.748 billion) and $221 million of Warner Music Group Corp. equity at September 30, 2015.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended March 31, 2016 and March 31, 2015 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Six Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating Activities	$172	$142
Investing Activities	5	(59)
Financing Activities	(100)	(9)

Operating Activities

Cash provided by operating activities was $172 million for the six months ended March 31, 2016 as compared with cash provided by operating activities of $142 million for the six months ended March 31, 2015. The primary driver of the $30 million increase in cash provided by operating activities was an increase in comparative OIBDA of $41 million partially offset by changes in working capital from operations including the timing of variable compensation. Prior year cash from operations included the $36 million final PLG Acquisition cash payment offset by higher cash inflows from digital advance payments.

Investing Activities

Cash provided by investing activities was $5 million for the six months ended March 31, 2016 as compared with cash used in investing activities of $59 million for the six months ended March 31, 2015. The $5 million of cash provided by investing activities in the six months ended March 31, 2016 consisted of $42 million of proceeds from the sale of real estate and $6 million proceeds from divestiture of business, partially offset by $8 million of business investments and acquisitions, $12 million to acquire music publishing rights and $23 million of capital expenditures. The $59 million of cash used in investing activities for the six months ended March 31, 2015 consisted of $11 million of business investments and acquisitions, $9 million to acquire music publishing rights and $39 million of capital expenditures, which included $10 million related to our corporate headquarters consolidation.

Financing Activities

Cash used in financing activities was $100 million for the six months ended March 31, 2016 compared to $9 million for the six months ended March 31, 2015. The $100 million of cash used in financing activities for the six months ended March 31, 2016 consisted of the repayment of $50 million of Holdings 13.75% Senior Notes, $3 million of call premiums on early redemption of debt, open market repurchase of $24 million of Acquisition Corp. 6.75% Senior Notes, $6 million in amortization payments on the Senior Term Loan Facility, $14 million repayment of capital lease obligations and a $3 million distribution to our non-controlling interest holders. The $9 million of cash used in financing activities for the six months ended March 31, 2015 included $6 million in amortization payments on the Senior Term Loan Facility, $1 million repayment on our capital lease obligation and a $2 million distribution to our non-controlling interest holders.

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

Existing Debt as of March 31, 2016

As of March 31, 2016, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,276
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	176
6.75% Senior Notes due 2022—Acquisition Corp.	635
13.75% Senior Notes due 2019—Holdings	100
Total long-term debt, including the current portion	$2,912

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at March 31, 2016. There were no loans outstanding under the Revolving Credit Facility at March 31, 2016.

(b)

Principal amount of $1.280 billion less unamortized discount of $4 million at March 31, 2016. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt at March 31, 2016.

(c)	Face amount of €158 million. Above amount represents the dollar equivalent of such notes at March 31, 2016.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of March 31, 2016.

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

Twelve Months Ended March 31, 2016
Net Loss	$(1)
Income tax expense	22
Interest expense, net	158
Depreciation and amortization	303
Loss on extinguishment of debt (a)	4
Gain on asset dispositions (b)	(20)
Loss on divestiture of business (c)	3
Restructuring costs (d)	15
Net hedging and foreign exchange losses (e)	18
Management fees (f)	9
Transaction costs (g)	4
Business optimization expenses (h)	6
Share based compensation expense (i)	8
Other non-cash charges (j)	(5)
Pro forma impact of cost containment initiatives (k)	15
Pro Forma Consolidated EBITDA	$539
Consolidated Funded Indebtedness (l)	$2,676
Leverage Ratio (m)	4.96

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the February 2016 debt redemption and March 2016 open market purchases.
(b)	Reflects gain on asset dispositions, mainly the sale of real estate.
(c)	Reflects loss on divestiture of business.
(d)	Reflects severance costs and other restructuring related expenses.
(e)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange.
(f)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(g)	Reflects integration and other nonrecurring costs related to the PLG Acquisition.
(h)	Reflects primarily costs associated with IT systems updates.
(i)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(j)	Reflects cash payments related to previous non-cash charges, including but not limited to loss on lease terminations related to our corporate headquarters consolidation.
(k)	Reflects expected savings resulting from our cost containment initiatives.
(l)

Reflects the principal balance of external debt at Acquisition Corp. of approximately $2.817 billion, plus the annualized daily Revolving Credit Facility borrowings of $7 million, plus contractual obligations of deferred purchase price of $2 million, less cash of $150 million.

(m)

Reflects the ratio of Consolidated Funded Indebtedness to Pro Forma Consolidated EBITDA as of the twelve months ended March 31, 2016. This is calculated net of cash and equivalents of the Company as of March 31, 2016 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility would have been 5.50x as of the quarter ending March 31, 2016. The maximum leverage ratio permitted will be 5.50x as of the end of each fiscal quarter of fiscal 2016, decreasing to 5.25x as of the end of the second quarter of fiscal 2017. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than $30 million at the end of a fiscal quarter.

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

As discussed in Note 14 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2015, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2016, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2015.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2016, the Company had outstanding hedge contracts for the sale of $195 million and the purchase of $114 million of foreign currencies at fixed rates. Subsequent to March 31, 2016, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2016, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $8 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.916 billion of principal debt outstanding at March 31, 2016, of which $1.280 billion was variable rate debt and $1.636 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At March 31, 2016, 56% of the Company’s debt was at a fixed rate. In addition, at March 31, 2016, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at March 31, 2016, the fair value of the fixed rate and variable rate debt was approximately $2.913 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $15 million or increase the fair value of the fixed rate debt by approximately $14 million. Due to the LIBOR floor of 1.0%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. The Company filed its answer to the fourth amended complaint on October 9, 2015. Plaintiffs filed an amended Class Certification brief on October 12, 2015. The Company filed amended answers to the fourth amended complaint on November 3, 2015. A mediation took place on February 22, 2016 but the parties were unable to reach a resolution. A new Class Certification briefing schedule is currently under discussion. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2016, filed on May 6, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

May 6, 2016

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/s/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)