Form 10-Q
period 2016-06-30
Warner Music Group Corp.
filed 2016-08-04
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There is no public market for the Registrant’s common stock. As of August 4, 2016 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2016	2015
	(in millions)
Assets
Current assets:
Cash and equivalents	$345	$246
Accounts receivable, net of allowances of $64 million and $56 million	353	349
Inventories	38	42
Royalty advances expected to be recouped within one year	146	130
Prepaid and other current assets	60	60
Total current assets	942	827
Royalty advances expected to be recouped after one year	219	195
Property, plant and equipment, net	206	220
Goodwill	1,630	1,632
Intangible assets subject to amortization, net	2,269	2,514
Intangible assets not subject to amortization	118	119
Other assets	110	114
Total assets	$5,494	$5,621
Liabilities and Equity
Current liabilities:
Accounts payable	$156	$173
Accrued royalties	1,164	1,087
Accrued liabilities	269	296
Accrued interest	45	58
Deferred revenue	174	206
Current portion of long-term debt	113	13
Other current liabilities	29	24
Total current liabilities	1,950	1,857
Long-term debt	2,795	2,981
Deferred tax liabilities, net	281	302
Other noncurrent liabilities	236	242
Total liabilities	$5,262	$5,382
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(711)	(740)
Accumulated other comprehensive loss, net	(199)	(167)
Total Warner Music Group Corp. equity	218	221
Noncontrolling interest	14	18
Total equity	232	239
Total liabilities and equity	$5,494	$5,621

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Revenue	$811	$710	$2,405	$2,216
Costs and expenses:
Cost of revenue	(448)	(373)	(1,271)	(1,136)
Selling, general and administrative expenses (a)	(255)	(251)	(787)	(799)
Amortization expense	(63)	(63)	(188)	(191)
Total costs and expenses	(766)	(687)	(2,246)	(2,126)
Operating income	45	23	159	90
Interest expense, net	(43)	(45)	(131)	(136)
Other (expense) income	(5)	(17)	21	(12)
(Loss) income before income taxes	(3)	(39)	49	(58)
Income tax expense	(4)	(4)	(16)	(7)
Net (loss) income	(7)	(43)	33	(65)
Less: Income attributable to noncontrolling interest	(2)	(1)	(4)	(3)
Net (loss) income attributable to Warner Music Group Corp.	$(9)	$(44)	$29	$(68)

(a) Includes depreciation expense of:	$(12)	$(14)	$(37)	$(42)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in millions)		(in millions)
Net (loss) income	$(7)	$(43)	$33	$(65)
Other comprehensive loss, net of tax:
Foreign currency adjustment	5	41	(31)	(49)
Deferred gains (losses) on derivative financial instruments	1	—	(1)	—
Other comprehensive income (loss), net of tax	6	41	(32)	(49)
Total comprehensive (loss) income	(1)	(2)	1	(114)
Less: Income attributable to noncontrolling interest	(2)	(1)	(4)	(3)
Comprehensive loss attributable to Warner Music Group Corp.	$(3)	$(3)	$(3)	$(117)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30,	June 30,
	2016	2015
	(in millions)
Cash flows from operating activities
Net income (loss)	$33	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	225	233
Unrealized losses and remeasurement of foreign denominated loans	12	19
Deferred income taxes	(15)	(17)
Loss on extinguishment of debt	4	—
Net gain on divestitures	(8)	—
Gain on sale of real estate	(24)	—
Non-cash interest expense	8	8
Non-cash share-based compensation expense	9	—
Changes in operating assets and liabilities:
Accounts receivable	(7)	16
Inventories	3	(3)
Royalty advances	(51)	(55)
Accounts payable and accrued liabilities	(47)	(86)
Royalty payables	103	35
Accrued interest	(13)	(12)
Deferred revenue	(35)	39
Other balance sheet changes	10	6
Net cash provided by operating activities	207	118
Cash flows from investing activities
Acquisition of music publishing rights, net	(14)	(12)
Capital expenditures	(31)	(51)
Investments and acquisitions of businesses, net	(23)	(16)
Divestitures, net of cash on hand	27	—
Proceeds from the sale of real estate	42	—
Net cash provided by (used in) investing activities	1	(79)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	—	258
Repayment of the Revolving Credit Facility	—	(258)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	(10)
Repayment of Holdings 13.75% Senior Notes	(50)	—
Call premiums paid on early redemption of debt	(3)	—
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—
Distribution to noncontrolling interest holder	(4)	(3)
Repayment of capital lease obligations	(14)	(2)
Net cash used in financing activities	(105)	(15)
Effect of exchange rate changes on cash and equivalents	(4)	(13)
Net increase in cash and equivalents	99	11
Cash and equivalents at beginning of period	246	157
Cash and equivalents at end of period	$345	$168

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239
Net income	—	—	—	29	—	29	4	33
Other comprehensive loss, net of tax	—	—	—	—	(32)	(32)	—	(32)
Disposal of noncontrolling interest related to divestiture of business	—	—	—	—	—	—	(4)	(4)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2016	1,055	$—	$1,128	$(711)	$(199)	$218	$14	$232

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

Acquisition of Warner Music Group by Access Industries

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”) Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the New York Stock Exchange (“NYSE”). The Company continues to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) in accordance with certain covenants contained in the agreements governing its outstanding indebtedness.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Napster, Spotify and YouTube, including digital radio services such as iHeart Radio, Pandora and Sirius XM.

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

The Company’s Music Publishing operations are conducted principally through Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 65,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. The Company has an extensive production music library collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2016.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2016 and June 30, 2015 relate to the periods ended June 24, 2016 and June 26, 2015, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The fiscal year ended September 30, 2015 ended on September 25, 2015. For convenience purposes, the Company continues to date its balance sheet as of September 30.

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

	Foreign	Minimum	Deferred Losses	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2015	$(157)	$(10)	$—	$(167)
Other comprehensive loss	(31)	—	(1)	(32)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at June 30, 2016	$(188)	$(10)	$(1)	$(199)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $73.2 million.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2015	$1,168	$464	$1,632
Acquisitions	10	—	10
Divestitures	(7)	—	(7)
Other adjustments (a)	(5)	—	(5)
Balance at June 30, 2016	$1,166	$464	$1,630

(a)	Other adjustments during the nine months ended June 30, 2016 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	June 30,	September 30,
	Useful Life	2016	2015
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$950	$992
Music publishing copyrights	27 years	1,486	1,497
Artist and songwriter contracts	13 years	901	926
Trademarks	7 years	7	7
Other intangible assets	7 years	4	—
Total gross intangible asset subject to amortization		3,348	3,422
Accumulated amortization		(1,079)	(908)
Total net intangible assets subject to amortization		2,269	2,514
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	118	119
Total net intangible assets		$2,387	$2,633

5. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	June 30,	September 30,
	2016	2015
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,273	1,282
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	175	177
6.75% Senior Notes due 2022—Acquisition Corp.	635	660
13.75% Senior Notes due 2019—Holdings (d)	100	150
Total debt	2,908	2,994
Less: current portion	113	13
Total long-term debt	$2,795	$2,981

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at both June 30, 2016 and September 30, 2015. There were no loans outstanding under the Revolving Credit Facility at June 30, 2016 or September 30, 2015.

(b)

Principal amount of $1.277 billion and $1.287 billion less unamortized discount of $4 million and $5 million at June 30, 2016 and September 30, 2015, respectively. Of this amount, $13 million, representing the scheduled amortization of the Senior Term Loan Facility, was included in the current portion of long-term debt at June 30, 2016 and September 30, 2015.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at June 30, 2016 and September 30, 2015.
(d)

These notes were redeemed on July 1, 2016. Of this amount, $100 million was included in the current portion of long-term debt at June 30, 2016. Please see “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for further discussion.

Debt Redemptions and Prepayments

On February 16, 2016, Holdings redeemed $50 million of its $150 million outstanding 13.75% Senior Notes due 2019. The Company recorded a loss on extinguishment of debt of approximately $5 million, which represents the premium paid on early redemption and unamortized deferred financing costs.

On July 1, 2016, Holdings redeemed the remaining $100 million of its outstanding 13.75% Senior Notes due 2019. The Company expects to record a loss on extinguishment of debt of approximately $10 million in the fourth quarter of fiscal 2016 as a result of this debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs. Refer to Note 12, Subsequent Events.

On July 27, 2016, Acquisition Corp. prepaid $295.5 million of its outstanding Senior Term Loan Facility due 2020. The Company expects to record an immaterial loss in the fourth quarter of fiscal 2016 as a result of this prepayment. Refer to Note 12, Subsequent Events.

Open Market Purchases

On March 11, 2016, Acquisition Corp. purchased, in the open market, approximately $25 million of its $660 million outstanding 6.75% Senior Notes due 2022. The acquired notes were subsequently retired.  Following retirement of the acquired notes, approximately $635 million of the 6.75% Senior Notes due 2022 remain outstanding.

Notes Offering

On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023 (the “Notes Offering”). Acquisition Corp. used the net proceeds for the prepayment of $295.5 million of its outstanding Senior Term Loan Facility due 2020. Refer to Note 12, Subsequent Events.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2021, provided that in the event that more than $400.0 million aggregate principal amount of term loans under the Senior Term Loan Facility and the Senior Secured Notes due 2021 are outstanding on March 2, 2020, the maturity date shall be April, 1 2020.

Maturities of Senior Notes and Senior Secured Notes

As of June 30, 2016, there are no scheduled maturities of notes until 2019, when $100 million is scheduled to mature. This was redeemed on July 1, 2016. Thereafter, $625 million is scheduled to mature in 2021 and $910 million is scheduled to mature in 2022.

Interest Expense, net

Total interest expense, net, was $43 million and $45 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Total interest expense, net, was $131 million and $136 million for the nine months ended June 30, 2016 and June 30, 2015, respectively. The weighted-average interest rate of the Company’s total debt was 5.4% at June 30, 2016 and 5.6% at September 30, 2015 and June 30, 2015.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. The Company filed its answer to the fourth amended complaint on October 9, 2015. Plaintiffs filed an amended Class Certification brief on October 12, 2015. The Company filed amended answers to the fourth amended complaint on November 3, 2015. A mediation took place on February 22, 2016 but the parties were unable to reach a resolution. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made. Defendants filed their Opposition to Plaintiffs’ Motion for Class Certification on June 13, 2016. Plaintiffs’ reply brief in support of their motion for Class Certification is due on November 6, 2016.

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

7. Income Taxes

For the three and nine months ended June 30, 2016, the Company recorded income tax expense of $4 million and $16 million, respectively.  The tax expense for the three months ended June 30, 2016 is higher than the expected tax expense at the statutory tax rate of 35% primarily due to income withholding taxes and foreign losses with no tax benefit and an increase in uncertain tax positions.  The effective tax rate for the nine months ended June 30, 2016 is lower than the expected tax expense at the statutory tax rate of 35% primarily due to a $10 million benefit for changes in statutory tax rates in foreign jurisdictions and reduction in valuation allowance, partially offset by income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

For the three and nine months ended June 30, 2015, the Company recorded an income tax expense of $4 million and $7 million, respectively.  The tax expense for the three months and nine months ended June 30, 2015 is higher than the expected tax expense at the statutory tax rate of 35% primarily due to income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

The Company has determined that it is reasonably possible that its existing reserve for uncertain tax positions as of June 30, 2016 could decrease by approximately $9 million to $23 million primarily due to various ongoing audits and settlement discussions in various foreign jurisdictions.

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

As of June 30, 2016, the Company had outstanding hedge contracts for the sale of $94 million and the purchase of $50 million of foreign currencies at fixed rates that will be settled by September 2016. As of June 30, 2016, the Company had $1 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2015, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at June 30, 2016 and September 30, 2015:

	June 30,	September 30,
	2016 (a)	2015 (b)
(in millions)
Other current assets	$—	$—
Other current liabilities	(2)	—

(a)	Includes $3 million and $5 million of foreign exchange derivative contracts in asset and liability positions, respectively.
(b)	Includes no foreign exchange derivative contracts in asset and liability positions.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
June 30, 2016
Revenues	$680	$134	$(3)	$811
OIBDA	119	23	(22)	120
Depreciation of property, plant and equipment	(8)	(1)	(3)	(12)
Amortization of intangible assets	(47)	(16)	—	(63)
Operating income (loss)	64	6	(25)	45
June 30, 2015
Revenues	$592	$123	$(5)	$710
OIBDA	100	20	(20)	100
Depreciation of property, plant and equipment	(10)	(1)	(3)	(14)
Amortization of intangible assets	(47)	(16)	—	(63)
Operating income (loss)	43	3	(23)	23

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Nine Months Ended	(in millions)
June 30, 2016
Revenues	$2,038	$377	$(10)	$2,405
OIBDA	364	82	(62)	384
Depreciation of property, plant and equipment	(24)	(4)	(9)	(37)
Amortization of intangible assets	(140)	(48)	—	(188)
Operating income (loss)	200	30	(71)	159
June 30, 2015
Revenues	$1,870	$359	$(13)	$2,216
OIBDA	302	88	(67)	323
Depreciation of property, plant and equipment	(29)	(4)	(9)	(42)
Amortization of intangible assets	(143)	(48)	—	(191)
Operating income (loss)	130	36	(76)	90

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $48 million and $53 million during the three months ended June 30, 2016 and June 30, 2015, respectively. The Company made interest payments of approximately $136 million and $140 million during the nine months ended June 30, 2016 and June 30, 2015, respectively. The Company paid approximately $15 million of income and withholding taxes with no offsetting refunds during the three months ended June 30, 2016 and paid $12 million of income and withholding taxes offset by a refund of $2 million during the three months ended June 30, 2015. The Company paid approximately $28 million of income and withholding taxes with no offsetting refunds during the nine months ended June 30, 2016 and paid $27 million of income and withholding taxes offset by a refund of $11 million during the nine months ended June 30, 2015.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2016 and September 30, 2015.

	Fair Value Measurements as of June 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(2)	—	(2)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(3)	(3)
Total	$—	$(2)	$(3)	$(5)

	Fair Value Measurements as of September 30, 2015
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	(1)	(1)
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Total	$—	$—	$(1)	$(1)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2015	$(1)
Additions	(3)
Reductions	—
Payments	1
Balance at June 30, 2016	$(3)

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

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2016, the fair value of the Company’s debt was $2.940 billion. Based on the level of interest rates prevailing at September 30, 2015, the fair value of the Company’s debt was $2.976 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

12. Subsequent Events

Debt Redemptions and Prepayments

On July 1, 2016, Holdings redeemed the remaining $100 million of its outstanding 13.75% Senior Notes due 2019. The Company expects to record a loss on extinguishment of debt of approximately $10 million in the fourth quarter of fiscal 2016 as a result of this debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.

On July 27, 2016, Acquisition Corp. prepaid $295.5 million of its outstanding Senior Term Loan Facility due 2020. The Company expects to record an immaterial loss in the fourth quarter of fiscal 2016 as a result of this prepayment.

Senior Term Loan Credit Agreement Amendment

On July 15, 2016, Warner Music Group received lender consent to an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendment dated as of May 9, 2013, the “Senior Term Loan Credit Agreement”), governing Warner Music Group’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”) described under “Description of Certain Other Indebtedness—Senior Term Loan Facility.” The Senior Term Loan Credit Agreement Amendment (among other changes) conforms certain baskets governing the ability to incur debt and liens to the equivalent provisions applicable to the notes offered. The effectiveness of such changes to the baskets was subject to certain conditions, which have now been satisfied by the completed issuance and sale of the Notes Offering and the prepayment, pursuant to the prepayment notice dated July 22, 2016, of $295.5 million of the Tranche B Term Loans (as defined in the Senior Term Loan Credit Agreement) with the net proceeds from the sale of the Notes Offering.

New Debt

On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023. Acquisition Corp. used the net proceeds for the prepayment of $295.5 million of its outstanding Senior Term Loan Facility due 2020. The following is a description of the Company’s New Senior Secured Notes which are now outstanding following completion of the Notes Offering.

New Senior Secured Notes

On July 27, 2016 (the “Closing Date”), Acquisition Corp. (the “Issuer”), issued and sold $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023 (the “Notes”) under the Indenture, dated as of November 1, 2012 (the “Secured Notes Base Indenture”), among the Issuer, the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fifth Supplemental Indenture, dated as of July 27, 2016 (the “Supplemental Indenture” and, together with the Secured Notes Base Indenture, the “New Secured Notes Indenture”), among the Issuer, the guarantors party thereto and the Trustee.

Interest on the Notes will accrue at the rate of 5.00% per annum and will be payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2017.

Ranking

The Notes are the Issuer’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Notes, including the Existing Secured Notes and the Credit Facilities (each as defined below). The Notes rank senior in right of payment to the Issuer’s subordinated indebtedness; rank equally in right of payment with all of the Issuer’s existing and future senior indebtedness, including the Issuer’s 6.750% Senior Notes due 2022 (the “Existing Unsecured Notes”), the Issuer’s 5.625% Senior Secured Notes due 2022 (the “5.625% Existing Secured Notes”), 6.000% Senior Secured Notes due 2021 (the “6.000% Existing Secured Notes”), the Issuer’s 6.250% Senior Secured Notes due 2021 (the “6.250% Existing Secured Notes” and, together with the 5.625% Existing Secured Notes and the 6.000% Existing Secured Notes, the “Existing Secured Notes”) and indebtedness under the Issuer’s senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”) and the Issuer’s senior secured term loan credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) and any future senior secured credit facility; are effectively senior to the Issuer’s unsecured senior indebtedness, including the Existing Unsecured Notes, to the extent of the value of the collateral securing the Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Issuer’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Issuer or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Issuer’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of the Issuer under the Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the Notes (including the subsidiary guarantor’s guarantee of obligations under the Existing Secured Notes and the Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Credit Facilities and any future senior secured credit facility, the Existing Secured Notes and the Existing Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to the Issuer or one of its subsidiary guarantors). Any subsidiary guarantee of the Notes may be released in certain circumstances.

Optional Redemption

At any time prior to August 1, 2019, the Issuer may on any one or more occasions redeem up to 40% of the aggregate principal amount of the  Notes (including the aggregate principal amount of any additional securities constituting Notes) issued under the New Secured Notes Indenture, at its option, at a redemption price equal to 105% of the principal amount of the Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by the Issuer or any contribution to the Issuer’s common equity capital made with the net cash proceeds of one or more equity offerings by the Issuer’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the Notes originally issued under the New Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting Notes issued under the New Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The Notes may be redeemed, in whole or in part, at any time prior to August 1, 2019, at the option of the Issuer, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after August 1, 2019, the Issuer may redeem all or a part of the Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Year	Percentage
2019	102.500%
2020	101.250%
2021 and thereafter	100.000%

In addition, during any 12-month period prior to August 1, 2019, the Issuer will be entitled to redeem up to 10% of the original aggregate principal amount of the Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of a change of control, which is defined in the Secured Notes Base Indenture, each holder of the Notes has the right to require the Issuer to repurchase some or all of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The New Secured Notes Indenture contains covenants limiting, among other things, the Issuer’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The New Secured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on New Secured Notes to become or to be declared due and payable.

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

Consolidating Balance Sheet (Unaudited)

June 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$189	$156	$—	$345	$—	$—	$—	$345
Accounts receivable, net	—	168	185	—	353	—	—	—	353
Inventories	—	13	25	—	38	—	—	—	38
Royalty advances expected to be recouped within one year	—	86	60	—	146	—	—	—	146
Prepaid and other current assets	5	10	45	—	60	—	—	—	60
Total current assets	5	466	471	—	942	—	—	—	942
Due (to) from parent companies	782	(387)	(395)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,350	1,342	—	(3,692)	—	318	218	(536)	—
Royalty advances expected to be recouped after one year	—	129	90	—	219	—	—	—	219
Property, plant and equipment, net	—	140	66	—	206	—	—	—	206
Goodwill	—	1,372	258	—	1,630	—	—	—	1,630
Intangible assets subject to amortization, net	—	1,184	1,085	—	2,269	—	—	—	2,269
Intangible assets not subject to amortization	—	71	47	—	118	—	—	—	118
Other assets	34	55	18	—	107	3	—	—	110
Total assets	$3,171	$4,372	$1,640	$(3,692)	$5,491	$321	$218	$(536)	$5,494
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$77	$79	$—	$156	$—	$—	$—	$156
Accrued royalties	—	564	600	—	1,164	—	—	—	1,164
Accrued liabilities	—	101	168	—	269	—	—	—	269
Accrued interest	42	—	—	—	42	3	—	—	45
Deferred revenue	—	114	60	—	174	—	—	—	174
Current portion of long-term debt	13	—	—	—	13	100	—	—	113
Other current liabilities	—	2	27	—	29	—	—	—	29
Total current liabilities	55	858	934	—	1,847	103	—	—	1,950
Long-term debt	2,795	—	—	—	2,795	—	—	—	2,795
Deferred tax liabilities, net	—	114	167	—	281	—	—	—	281
Other noncurrent liabilities	3	129	104	—	236	—	—	—	236
Total liabilities	2,853	1,101	1,205	—	5,159	103	—	—	5,262
Total Warner Music Group Corp. equity (deficit)	318	3,269	423	(3,692)	318	218	218	(536)	218
Noncontrolling interest	—	2	12	—	14	—	—	—	14
Total equity (deficit)	318	3,271	435	(3,692)	332	218	218	(536)	232
Total liabilities and equity (deficit)	$3,171	$4,372	$1,640	$(3,692)	$5,491	$321	$218	$(536)	$5,494

Consolidating Balance Sheet

September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$73	$173	$—	$246	$—	$—	$—	$246
Accounts receivable, net	—	170	179	—	349	—	—	—	349
Inventories	—	15	27	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	80	50	—	130	—	—	—	130
Prepaid and other current assets	5	9	46	—	60	—	—	—	60
Total current assets	5	347	475	—	827	—	—	—	827
Due (to) from parent companies	863	(174)	(689)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,365	1,187	—	(3,552)	—	376	221	(597)	—
Royalty advances expected to be recouped after one year	—	120	75	—	195	—	—	—	195
Property, plant and equipment, net	—	145	75	—	220	—	—	—	220
Goodwill	—	1,379	253	—	1,632	—	—	—	1,632
Intangible assets subject to amortization, net	—	1,271	1,243	—	2,514	—	—	—	2,514
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	39	53	17	—	109	5	—	—	114
Total assets	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$79	$94	$—	$173	$—	$—	$—	$173
Accrued royalties	—	513	574	—	1,087	—	—	—	1,087
Accrued liabilities	1	269	26	—	296	—	—	—	296
Accrued interest	48	—	—	—	48	10	—	—	58
Deferred revenue	—	140	66	—	206	—	—	—	206
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	7	18	(1)	24	—	—	—	24
Total current liabilities	62	1,008	778	(1)	1,847	10	—	—	1,857
Long-term debt	2,831	—	—	—	2,831	150	—	—	2,981
Deferred tax liabilities, net	—	110	192	—	302	—	—	—	302
Other noncurrent liabilities	3	131	105	3	242	—	—	—	242
Total liabilities	2,896	1,249	1,075	2	5,222	160	—	—	5,382
Total Warner Music Group Corp. equity (deficit)	376	3,149	405	(3,554)	376	221	221	(597)	221
Noncontrolling interest	—	1	17	—	18	—	—	—	18
Total equity (deficit)	376	3,150	422	(3,554)	394	221	221	(597)	239
Total liabilities and equity (deficit)	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$501	$395	$(85)	$811	$—	$—	$—	$811
Costs and expenses:
Cost of revenue	—	(269)	(237)	58	(448)	—	—	—	(448)
Selling, general and administrative expenses	—	(169)	(113)	27	(255)	—	—	—	(255)
Amortization of intangible assets	—	(31)	(32)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(469)	(382)	85	(766)	—	—	—	(766)
Operating income	—	32	13	—	45	—	—	—	45
Interest (expense) income, net	(19)	—	(20)	—	(39)	(4)	—	—	(43)
Equity gains (losses) from equity method investments	27	7	—	(34)	—	(5)	(9)	14	—
Other (expense) income, net	(9)	2	2	—	(5)	—	—	—	(5)
(Loss) income before income taxes	(1)	41	(5)	(34)	1	(9)	(9)	14	(3)
Income tax (expense) benefit	(4)	(7)	(1)	8	(4)	—	—	—	(4)
Net (loss) income	(5)	34	(6)	(26)	(3)	(9)	(9)	14	(7)
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(5)	$33	$(7)	$(26)	$(5)	$(9)	$(9)	$14	$(9)

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$419	$428	$(137)	$710	$—	$—	$—	$710
Costs and expenses:
Cost of revenue	—	(208)	(208)	43	(373)	—	—	—	(373)
Selling, general and administrative expenses	—	(215)	(130)	94	(251)	—	—	—	(251)
Amortization of intangible assets	—	(31)	(32)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(454)	(370)	137	(687)	—	—	—	(687)
Operating (loss) income	—	(35)	58	—	23	—	—	—	23
Interest income (expense), net	(22)	1	(19)	—	(40)	(5)	—	—	(45)
Equity (losses) gains from equity method investments	(9)	(52)	—	61	—	(39)	(44)	83	—
Other expense, net	(4)	—	(13)	—	(17)	—	—	—	(17)
(Loss) income before income taxes	(35)	(86)	26	61	(34)	(44)	(44)	83	(39)
Income tax (expense) benefit	(4)	(9)	2	7	(4)	—	—	—	(4)
Net (loss) income	(39)	(95)	28	68	(38)	(44)	(44)	83	(43)
Less: income attributable to noncontrolling interest	—	(1)	—	—	(1)	—	—	—	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(39)	$(96)	$28	$68	$(39)	$(44)	$(44)	$83	$(44)

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,401	$1,216	$(212)	$2,405	$—	$—	$—	$2,405
Costs and expenses:
Cost of revenue	—	(711)	(693)	133	(1,271)	—	—	—	(1,271)
Selling, general and administrative expenses	—	(508)	(358)	79	(787)	—	—	—	(787)
Amortization of intangible assets	—	(92)	(96)	—	(188)	—	—	—	(188)
Total costs and expenses	—	(1,311)	(1,147)	212	(2,246)	—	—	—	(2,246)
Operating income	—	90	69	—	159	—	—	—	159
Interest (expense) income, net	(60)	2	(59)	—	(117)	(14)	—	—	(131)
Equity gains (losses) from equity method investments	132	67	—	(199)	—	48	29	(77)	—
Other (expense) income, net	(8)	(18)	52	—	26	(5)	—	—	21
Income (loss) before income taxes	64	141	62	(199)	68	29	29	(77)	49
Income tax (expense) benefit	(16)	(19)	(9)	28	(16)	—	—	—	(16)
Net income (loss)	48	122	53	(171)	52	29	29	(77)	33
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Net income (loss) attributable to Warner Music Group Corp.	$48	$121	$50	$(171)	$48	$29	$29	$(77)	$29

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,195	$1,238	$(217)	$2,216	$—	$—	$—	$2,216
Costs and expenses:
Cost of revenue	—	(578)	(671)	113	(1,136)	—	—	—	(1,136)
Selling, general and administrative expenses	1	(477)	(427)	104	(799)	—	—	—	(799)
Amortization of intangible assets	—	(91)	(100)	—	(191)	—	—	—	(191)
Total costs and expenses	1	(1,146)	(1,198)	217	(2,126)	—	—	—	(2,126)
Operating income	1	49	40	—	90	—	—	—	90
Interest income (expense), net	(62)	5	(63)	—	(120)	(16)	—	—	(136)
Equity gains (losses) from equity method investments	26	(63)	—	38	1	(52)	(68)	120	1
Other income (expense), net	(10)	—	(3)	—	(13)	—	—	—	(13)
(Loss) income before income taxes	(45)	(9)	(26)	38	(42)	(68)	(68)	120	(58)
Income tax (expense) benefit	(7)	(14)	1	13	(7)	—	—	—	(7)
Net (loss) income	(52)	(23)	(25)	51	(49)	(68)	(68)	120	(65)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net (loss) income attributable to Warner Music Group Corp.	$(52)	$(24)	$(27)	$51	$(52)	$(68)	$(68)	$120	$(68)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(5)	$34	$(6)	$(26)	$(3)	$(9)	$(9)	$14	$(7)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	4	—	4	(4)	4	5	5	(9)	5
Deferred losses on derivative financial instruments	1	1	—	(1)	1	1	1	(2)	1
Other comprehensive income (loss), net of tax:	5	1	4	(5)	5	6	6	(11)	6
Total comprehensive income (loss)	—	35	(2)	(31)	2	(3)	(3)	3	(1)
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$—	$34	$(3)	$(31)	$—	$(3)	$(3)	$3	$(3)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(39)	$(95)	$28	$68	$(38)	$(44)	$(44)	$83	$(43)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	41	—	41	(41)	41	41	41	(82)	41
Other comprehensive income (loss), net of tax:	41	—	41	(41)	41	41	41	(82)	41
Total comprehensive income (loss)	2	(95)	69	27	3	(3)	(3)	1	(2)
Less: income attributable to noncontrolling interest	—	(1)	—	—	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$2	$(96)	$69	$27	$2	$(3)	$(3)	$1	$(3)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$48	$122	$53	$(171)	$52	$29	$29	$(77)	$33
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(32)	—	(32)	32	(32)	(31)	(31)	63	(31)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(33)	(1)	(32)	33	(33)	(32)	(32)	65	(32)
Total comprehensive income (loss)	15	121	21	(138)	19	(3)	(3)	(12)	1
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$15	$120	$18	$(138)	$15	$(3)	$(3)	$(12)	$(3)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(52)	$(23)	$(25)	$51	$(49)	$(68)	$(68)	$120	$(65)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(49)	—	(49)	49	(49)	(49)	(49)	98	(49)
Other comprehensive income (loss), net of tax:	(49)	—	(49)	49	(49)	(49)	(49)	98	(49)
Total comprehensive (loss) income	(101)	(23)	(74)	100	(98)	(117)	(117)	218	(114)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(101)	$(24)	$(76)	$100	$(101)	$(117)	$(117)	$218	$(117)

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income (loss)	$48	$122	$53	$(171)	$52	$29	$29	$(77)	$33
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	120	105	—	225	—	—	—	225
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(2)	—	14	—	12	—	—	—	12
Deferred income taxes	—	—	(15)	—	(15)	—	—	—	(15)
Gain on sale of real estate	—	—	(24)	—	(24)	—	—	—	(24)
(Gain)/Loss on extinguishment of debt	(1)	—	—	—	(1)	5		—	4
Net gain on divestitures	—	(2)	(6)	—	(8)	—		—	(8)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Non-cash share-based compensation expense	—	9	—	—	9	—	—	—	9
Equity (gains) losses, including distributions	(132)	(67)	—	199	—	(48)	(29)	77	—
Changes in operating assets and liabilities:				—		—		—
Accounts receivable	—	3	(10)	—	(7)	—	—	—	(7)
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	(15)	(36)	—	(51)	—	—	—	(51)
Accounts payable and accrued liabilities	—	154	(173)	(28)	(47)	—	—	—	(47)
Royalty payables	—	51	52	—	103	—	—	—	103
Accrued interest	(6)	—	—	—	(6)	(7)	—	—	(13)
Deferred revenue	—	(29)	(6)	—	(35)	—	—	—	(35)
Other balance sheet changes	(3)	(2)	15	—	10	—	—	—	10
Net cash provided by (used in) operating activities	(89)	346	(30)	—	227	(20)	—	—	207
Cash flows from investing activities						—		—
Acquisition of music publishing rights, net	—	(11)	(3)	—	(14)	—	—	—	(14)
Capital expenditures	—	(22)	(9)	—	(31)	—	—	—	(31)
Investments and acquisitions of businesses, net	—	(5)	(18)	—	(23)	—	—	—	(23)
Divestitures, net of cash on hand	—	4	23	—	27	—	—	—	27
Proceeds from the sale of real estate	—	—	42	—	42	—	—		42
Advances to issuer	196	—	—	(196)	—	—	—	—	—
Net cash provided by (used in) investing activities	196	(34)	35	(196)	1	—	—	—	1
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(73)	—	—	—	(73)	73	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(50)	—	—	(50)
Call premiums paid on early redemption of debt	—	—	—	—	—	(3)	—	—	(3)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—	—	(24)	—	—	—	(24)
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due to (from) issuer	—	(196)	—	196	—	—	—	—	—
Net cash provided by (used in) financing activities	(107)	(196)	(18)	196	(125)	20	—	—	(105)
Effect of exchange rate changes on cash and equivalents	—	—	(4)	—	(4)	—	—	—	(4)
Net increase (decrease) in cash and equivalents	—	116	(17)	—	99	—	—	—	99
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$189	$156	$—	$345	$—	$—	$—	$345

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(52)	$(23)	$(25)	$51	$(49)	$(68)	$(68)	$120	$(65)
Adjustments to reconcile net (loss) income to net cashprovided by operating activities:
Depreciation and amortization	—	121	112	—	233	—	—	—	233
Unrealized gains/losses and remeasurement of foreign denominated loans	93	46	(120)	—	19	—	—	—	19
Deferred income taxes	—	—	(17)	—	(17)	—	—	—	(17)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Non-cash share-based compensation expense	—	—	—	—	—	—	—	—	—
Equity losses (gains), including distributions	(26)	63	—	(38)	(1)	52	68	(120)	(1)
Changes in operating assets and liabilities:
Accounts receivable	—	18	(2)	—	16	—	—	—	16
Inventories	—	(1)	(2)	—	(3)	—	—	—	(3)
Royalty advances	—	(18)	(37)	—	(55)	—	—	—	(55)
Accounts payable and accrued liabilities	—	(93)	20	(13)	(86)	—	—	—	(86)
Royalty payables	—	(55)	90	—	35	—	—	—	35
Accrued interest	(7)	—	—	—	(7)	(5)	—	—	(12)
Deferred revenue	—	18	21	—	39	—	—	—	39
Other balance sheet changes	(1)	(6)	14	—	7	—	—	—	7
Net cash provided by (used in) operating activities	14	70	54	—	138	(20)	—	—	118
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(8)	(4)	—	(12)	—	—	—	(12)
Capital expenditures	—	(38)	(13)	—	(51)	—	—	—	(51)
Investments and acquisitions of businesses, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Advances to issuer	16	—	—	(16)	—	—	—	—	—
Net cash provided by (used in) investing activities	16	(55)	(24)	(16)	(79)	—	—	—	(79)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(20)	—	—	—	(20)	20	—	—	—
Proceeds from the Revolving Credit Facility	258	—	—	—	258	—	—	—	258
Repayment of the Revolving Credit Facility	(258)	—	—	—	(258)	—	—	—	(258)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) issuer	—	(16)	—	16	—	—	—	—	—
Net cash provided by (used in) financing activities	(30)	(17)	(4)	16	(35)	20	—	—	(15)
Effect of exchange rate changes on cash and equivalents	—	—	(13)	—	(13)	—	—	—	(13)
Net increase (decrease) in cash and equivalents	—	(2)	13	—	11	—	—	—	11
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$24	$144	$—	$168	$—	$—	$—	$168

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended  June 30, 2016 (the “Quarterly Report”).

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Quarterly Report. As stated elsewhere in this Quarterly Report, such risks, uncertainties and other important factors include, among others:

●	the failure of the digital portion of the global recorded music industry to grow or grow at a significant rate to offset declines in the physical portion of the global recorded music industry;
●	downward pressure on our pricing and our profit margins and reductions in shelf space;
●	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
●	threats to our business associated with digital piracy;
●	the significant threat posed to our business and the music industry by organized industrial piracy;
●	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
●	the diversity and quality of our portfolio of songwriters;
●	the diversity and quality of our album releases;
●	the impact of legitimate channels for digital distribution of our creative content;
●	our dependence on a limited number of digital music services for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;
●	our involvement in intellectual property litigation;
●	our ability to continue to enforce our intellectual property rights in digital environments;
●

the ability to develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

●	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
●	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
●	significant fluctuations in our operations and cash flows from period to period;
●	our inability to compete successfully in the highly competitive markets in which we operate;
●	trends, developments or other events in some foreign countries in which we operate;
●	local economic conditions in the countries in which we operate;
●	our failure to attract and retain our executive officers and other key personnel;
●	the impact of rate regulations on our Recorded Music and Music Publishing businesses;
●	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
●	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
●	unfavorable currency exchange rate fluctuations;
●	our failure to have full control and ability to direct the operations we conduct through joint ventures;
●	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
●	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
●	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
●	the growth of other products that compete for the disposable income of consumers;
●	the impact of, and risks inherent in, acquisitions or business combinations;
●	risks inherent to our outsourcing of information technology (“IT “) infrastructure and certain finance and accounting functions;
●	our ability to maintain the security of information relating to our customers, employees and vendors and our music-based content;
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
●

risks relating to Access, which, together with its affiliates, indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;

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

●

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2016 and June 30, 2015. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2016 and June 30, 2015 as well as a discussion of our financial condition and liquidity as of June 30, 2016. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Napster, Spotify and YouTube, including digital radio services such as iHeart Radio, Pandora and Sirius XM.

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

Sirius XM

On September 11, 2013, we joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $27 million was recognized in revenue during the 2016 fiscal year. The balance will be recognized in revenue ratably over the next six quarters. We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

Debt Redemption

On February 16, 2016, Holdings redeemed $50 million of its $150 million outstanding 13.75% Senior Notes due 2019 (the “Holdings Notes”). The redemption price for the Holdings Notes was equal to 106.875% of the principal amount of the Holdings Notes, plus accrued and unpaid interest to, but not including, the redemption date. Following the partial redemption by Holdings of the Holdings Notes, $100 million of the Holdings Notes remained outstanding.

On July 1, 2016, Holdings redeemed the remaining $100 million of its outstanding 13.75% Senior Notes due 2019 at the redemption price, which was equal to 106.875% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date.

Open Market Purchases

On March 11, 2016, Acquisition Corp purchased, in the open market, approximately $25 million of its $660 million outstanding 6.75% Senior Notes due 2022. The acquired notes were subsequently retired.  Following retirement of the acquired notes, approximately $635 million of the 6.75% Senior Notes due 2022 notes remain outstanding.

Revolving Credit Agreement Amendment

On June 13, 2016, Warner Music Group received unanimous lender consent to an amendment (the “Revolving Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of April 23, 2013 and March 25, 2014, the “Revolving Credit Agreement”), governing the Company’s senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”) described under “Description of Certain Other Indebtedness—Revolving Credit Facility.” The Revolving Credit Agreement Amendment became effective on June 13, 2016. The Revolving Credit Agreement Amendment (among other changes) (i) extends the maturity date of the Revolving Credit Facility to April 1, 2021, provided that in the event that more than $400.0 million aggregate principal amount of term loans under the Senior Term Loan Credit Agreement (as defined in this offering circular) and the Dollar Notes and Euro Notes are outstanding on March 2, 2020, the maturity date shall be April 1, 2020 and (ii) replaces the financial covenant with a flat senior secured leverage ratio of 4.625:1.00 (with no step-down), applicable only when the Revolving Credit Facility is drawn in excess of a certain amount at the end of a quarter.

Senior Term Loan Credit Agreement Amendment

On July 15, 2016, Warner Music Group received lender consent to an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendment dated as of May 9, 2013, the “Senior Term Loan Credit Agreement”), governing Warner Music Group’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”) described under “Description of Certain Other Indebtedness—Senior Term Loan Facility.” The Senior Term Loan Credit Agreement Amendment (among other changes) conforms certain baskets governing the ability to incur debt and liens to the equivalent provisions applicable to the notes offered. The effectiveness of such changes to the baskets was subject to certain conditions, which have now been satisfied by the completed issuance and sale of the Notes Offering and the prepayment, pursuant to the prepayment notice dated July 22, 2016, of $295.5 million of the Tranche B Term Loans (as defined in the Senior Term Loan Credit Agreement) with the net proceeds from the sale of the Notes Offering.

Notes Offering

On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023. Acquisition Corp. used the net proceeds for the prepayment of $295.5 million of its outstanding Senior Term Loan Facility due 2020. See “-Financial Condition and Liquidity” for more information.

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during the nine months ended June 30, 2016. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Revenue by Type
Digital	$348	$293	$55	19%
Physical	178	161	17	11%
Total Digital and Physical	526	454	72	16%
Artist services and expanded-rights	92	73	19	26%
Licensing	62	65	(3)	-5%
Total Recorded Music	680	592	88	15%
Performance	51	49	2	4%
Digital	34	23	11	48%
Mechanical	19	25	(6)	-24%
Synchronization	27	23	4	17%
Other	3	3	—	—%
Total Music Publishing	134	123	11	9%
Intersegment eliminations	(3)	(5)	2	-40%
Total Revenue	$811	$710	$101	14%
Revenue by Geographical Location
U.S. Recorded Music	$277	$241	$36	15%
U.S. Music Publishing	57	48	9	19%
Total U.S.	334	289	45	16%
International Recorded Music	403	351	52	15%
International Music Publishing	77	75	2	3%
Total International	480	426	54	13%
Intersegment eliminations	(3)	(5)	2	-40%
Total Revenue	$811	$710	$101	14%

Total Revenue

Total revenue increased by $101 million, or 14%, to $811 million for the three months ended June 30, 2016 from $710 million for the three months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $106 million, or 15%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for both the three months ended June 30, 2016 and June 30, 2015. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenue for the three months ended June 30, 2016 and 40% and 60% of total revenue for the three months ended June 30, 2015, respectively.

Total digital revenue after intersegment eliminations increased by $67 million, or 21%, to $381 million for the three months ended June 30, 2016 from $314 million for the three months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $70 million, or 23%. Total digital revenue represented 47% and 44% of consolidated revenue for the three months ended June 30, 2016 and June 30, 2015, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2016 was comprised of U.S. revenue of $202 million and international revenue of $180 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2015 was comprised of U.S. revenue of $156 million and international revenue of $160 million, or 49% and 51% of total digital revenue, respectively.

Recorded Music revenue increased by $88 million, or 15%, to $680 million for the three months ended June 30, 2016 from $592 million for the three months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $91 million, or 15%. U.S. Recorded Music revenues were $277 million and $241 million, or 41%, of consolidated Recorded Music revenues for both the three months ended June 30, 2016 and June 30, 2015. International Recorded Music revenues were $403 million and $351 million, or 59%, of consolidated Recorded Music revenues for both the three months ended June 30, 2016 and June 30, 2015.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue, artist services and expanded-rights revenue and physical revenue, partially offset by a decrease in licensing revenue. Digital revenue increased by $55 million as a result of a strong release from Lukas Graham and carryover success from Twenty One Pilots, Coldplay and Ed Sheeran, strong catalog sales and the continued growth in streaming services. Revenue from streaming services grew by $71 million and was partially offset by digital download declines of $17 million. Artist services and expanded-rights revenue increased by $19 million due to strong concert promotion revenue in Europe. Physical revenue increased by $17 million primarily due to the success of the Renaud release in France and strong catalog sales. Licensing revenue decreased by $3 million primarily due to the unfavorable impact of foreign currency exchange rates.

Music Publishing revenues increased by $11 million, or 9%, to $134 million for the three months ended June 30, 2016 from $123 million for the three months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $13 million, or 11%. U.S. Music Publishing revenues were $57 million and $48 million, or 42% and 39% of Music Publishing revenues for the three months ended June 30, 2016 and June 30, 2015, respectively. International Music Publishing revenues were $77 million and $75 million, or 58% and 61%, of Music Publishing revenues for the three months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $11 million, synchronization revenue of $4 million and performance revenue of $2 million, partially offset by a decrease in mechanical revenue of $6 million. The increase in digital revenue was due to increases in streaming revenue of $11 million. Synchronization revenue increased due to increased activity during the quarter. Performance revenue increased due to increased market share in the U.S. The decrease in mechanical revenue was attributable to an ongoing industry shift towards digital.

Revenue by Geographical Location

U.S. revenue increased by $45 million, or 16%, to $334 million for the three months ended June 30, 2016 from $289 million for the three months ended June 30, 2015. U.S. Recorded Music revenue increased by $36 million, or 15%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $38 million due to a strong release from Lukas Graham and the continued success of Twenty One Pilots and Kevin Gates, strong catalog sales and the continued growth in streaming services. U.S. Recorded Music physical revenue increased by $9 million primarily due to the successful new release from Red Hot Chili Peppers and strong catalog sales. These increases were partially offset by slight declines in U.S. licensing revenue and U.S. artist services and expanded-rights revenue. U.S. Music Publishing revenue increased by $9 million, or 19%, to $57 million for the three months ended June 30, 2016 from $48 million for the three months ended June 30, 2015 primarily due to increases in digital revenue of $8 million, synchronization revenue of $4 million and performance revenue of $2 million, offset in part by a decrease in mechanical revenue of $5 million.

International revenue increased by $54 million, or 13%, to $480 million for the three months ended June 30, 2016 from $426 million for the three months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $59 million or 14%. International Recorded Music revenue increased $52 million primarily due to increases in digital revenue of $17 million, artist services and expanded-rights revenue of $21 million and physical revenue of $8 million. International Recorded Music digital revenue increased due to a $34 million increase in streaming revenue, partially offset by an $18 million decline in digital download revenue. The increase in streaming revenue was due to the continued adoption of streaming models internationally and continued success from Twenty One Pilots, Coldplay and Ed Sheeran. The main driver of the increase in International Recorded Music artist services and expanded-rights revenue was strong concert promotion revenue in Europe due to successful tours during the quarter. International Recorded Music physical revenue increased primarily as a result of the local release success of Renaud in France. The increase in International Recorded Music licensing revenue was due to increased society distributions compared to the prior year quarter. International Music Publishing revenue increased by $2 million or 3%. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing revenue increased by $4 million, or 6%. International Music Publishing revenue increased primarily due an increase in digital revenue, specifically an increase in streaming revenue.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$295	$257	$38	15%
Product costs	153	116	37	32%
Total cost of revenues	$448	$373	$75	20%

Total cost of revenues increased by $75 million to $448 million for the three months ended June 30, 2016 from $373 million for the three months ended June 30, 2015. Expressed as a percentage of revenues, cost of revenues increased to 55% for the three months ended June 30, 2016 from 53% for the three months ended June 30, 2015.

Artist and repertoire costs increased by $38 million, to $295 million for the three months ended June 30, 2016 from $257 million for the three months ended June 30, 2015. Artist and repertoire costs as a percentage of revenue remained flat at 36% for both the three months ended June 30, 2016 and the three months ended June 30, 2015.

Product costs increased by $37 million, to $153 million for the three months ended June 30, 2016 from $116 million for the three months ended June 30, 2015. Product costs as a percentage of revenue increased to 19% for the three months ended June 30, 2016 from 16% for the three months ended June 30, 2015. The increase was primarily driven by higher costs associated with artist services and expanded-rights revenue, specifically the increase in concert promotion revenue, which tends to have higher costs and yield lower margins than our traditional revenue streams.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$135	$134	$1	1%
Selling and marketing expense	106	103	3	3%
Distribution expense	14	14	—	—%
Total selling, general and administrative expense	$255	$251	$4	2%

(1)	Includes depreciation expense of $12 million and $14 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

Total selling, general and administrative expense increased by $4 million, or 2%, to $255 million for the three months ended June 30, 2016 from $251 million for the three months ended June 30, 2015. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 31% for the three months ended June 30, 2016 from 35% for the three months ended June 30, 2015.

General and administrative expense increased by $1 million, or 1% to $135 million for the three months ended June 30, 2016 from $134 million for the three months ended June 30, 2015. The increase in general and administrative expense was due to an increase in variable compensation of $11 million due to strong operating performance, partially offset by a gain on asset sales of $11 million. General and administrative expense decreased to 17% of revenue for the three months ended June 30, 2016 from 19% of revenue for the three months ended June 30, 2015.

Selling and marketing expense increased by $3 million, or 3%, to $106 million for the three months ended June 30, 2016 from $103 million for the three months ended June 30, 2015. The increase in selling and marketing expense was primarily due to higher variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the three months ended June 30, 2016 from 15% for the three months ended June 30, 2015 due to catalog success which didn’t require high marketing spend.

Distribution expense remained flat at $14 million for the three months ended June 30, 2016 and the three months ended June 30, 2015. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended June 30, 2016 and June 30, 2015.

Reconciliation of Consolidated OIBDA to Operating Income and Net Loss Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$120	$100	$20	20%
Depreciation expense	(12)	(14)	2	-14%
Amortization expense	(63)	(63)	—	—%
Operating income	45	23	22	96%
Interest expense, net	(43)	(45)	2	-4%
Other expense, net	(5)	(17)	12	-71%
Loss before income taxes	(3)	(39)	36	-92%
Income tax expense	(4)	(4)	—	—%
Net loss	(7)	(43)	36	-84%
Less: Income attributable to noncontrolling interest	(2)	(1)	(1)	100%
Net loss attributable to Warner Music Group Corp.	$(9)	$(44)	$35	-80%

OIBDA

OIBDA increased by $20 million, or 20%, to $120 million for the three months ended June 30, 2016 as compared to $100 million for the three months ended June 30, 2015 as a result of higher recorded music and music publishing revenues. Expressed as a percentage of total revenue, OIBDA increased slightly to 15% for the three months ended June 30, 2016 from 14% for the three months ended June 30, 2015.

Depreciation expense

Our depreciation expense decreased by $2 million or 14%, to $12 million for the three months ended June 30, 2016 from $14 million for the three months ended June 30, 2015, primarily due to assets becoming fully depreciated.

Amortization expense

Our amortization expense remained flat at $63 million for the three months ended June 30, 2016 and the three months ended June 30, 2015.

Operating income

Our operating income increased by $22 million to $45 million for the three months ended June 30, 2016 from $23 million for the three months ended June 30, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation expense, as noted above.

Interest expense, net

Our interest expense, net, decreased by $2 million, or 4%, to $43 million for the three months ended June 30, 2016 from $45 million for the three months ended June 30, 2015 due to the reduction in our debt and no aggregate borrowings under the revolver in the current period.

Other expense

Our other expense, net primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities, and intercompany receivables and payables that are short term in nature. The current quarter expense is primarily due to currency exchange losses on our intercompany loans of $13 million partially offset by currency exchange gains on our Euro denominated debt of $1 million and gain on sale of assets of $5 million.

Income tax expense

Our income tax expense was approximately $4 million for both the three months ended June 30, 2016 and the three months ended June 30, 2015.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the three months ended June 30, 2016 is calculated based on a discrete tax rate.

Net Loss

Net loss decreased by $36 million to $7 million for the three months ended June 30, 2016 from a net loss of $43 million for the three months ended June 30, 2015 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest increased by $1 million to $2 million for the three months ended June 30, 2016 from $1 million for the three months ended June 30, 2015 due to increased income.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Recorded Music
Revenue	$680	$592	$88	15%
OIBDA	119	100	19	19%
Operating income	64	43	21	49%
Music Publishing
Revenue	134	123	11	9%
OIBDA	23	20	3	15%
Operating income	6	3	3	100%
Corporate expenses and eliminations
Revenue elimination	(3)	(5)	2	-40%
OIBDA	(22)	(20)	(2)	10%
Operating loss	(25)	(23)	(2)	9%
Total
Revenue	811	710	101	14%
OIBDA	120	100	20	20%
Operating income	45	23	22	96%

Recorded Music

Revenues

Recorded Music revenue increased by $88 million, or 15%, to $680 million for the three months ended June 30, 2016 from $592 million for the three months ended June 30, 2015. U.S. Recorded Music revenues were $277 million and $241 million, or 41% and 41%, of consolidated Recorded Music revenues for the three months ended June 30, 2016 and June 30, 2015, respectively. International Recorded Music revenues were $403 million and $351 million, or 59% and 59% of consolidated Recorded Music revenues for the three months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$201	$173	$28	16%
Product costs	153	116	37	32%
Total cost of revenues	$354	$289	$65	22%

Recorded Music cost of revenues increased by $65 million, or 22%, to $354 million for the three months ended June 30, 2016 from $289 million for the three months ended June 30, 2015.  The increase in artist and repertoire costs was primarily due to the increase in revenue. The increase in product costs was driven by the increases in physical revenue and artist services and expanded-rights revenue, specifically the increase in concert promotion revenue, which yielded lower margins. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 52% for the three months ended June 30, 2016 from 49% for the three months ended June 30, 2015.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$96	$97	$(1)	-1%
Selling and marketing expense	105	102	3	3%
Distribution expense	14	14	—	—%
Total selling, general and administrative expense	$215	$213	$2	1%

(1)	Includes depreciation expense of $8 million and $10 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

Recorded Music selling, general and administrative expense increased by $2 million, or 1%, to $215 million for the three months ended June 30, 2016 from $213 million for the three months ended June 30, 2015. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in variable marketing expense due to the increase in revenue and an increase in variable compensation of $9 million due to strong operating performance, partially offset by a gain on asset sales of $9 million.  Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 32% for the three months ended June 30, 2016 from 36% for the three months ended June 30, 2015.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$119	$100	$19	19%
Depreciation and amortization	(55)	(57)	2	-4%
Operating income	$64	$43	$21	49%

Recorded Music OIBDA increased by $19 million, or 19%, to $119 million for the three months ended June 30, 2016 from $100 million for the three months ended June 30, 2015 as a result of higher recorded music revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 18% for the three months ended June 30, 2016 from 17% for the three months ended June 30, 2015.

Recorded Music operating income increased by $21 million to $64 million for the three months ended June 30, 2016 from $43 million for the three months ended June 30, 2015 due to the factors that led to the increase in Recorded Music OIBDA noted above and decreased depreciation expense.

Music Publishing

Revenues

Music Publishing revenues increased by $11 million, or 9%, to $134 million for the three months ended June 30, 2016 from $123 million for the three months ended June 30, 2015. U.S. Music Publishing revenues were $57 million and $48 million, or 42% and 39%, of Music Publishing revenues for the three months ended June 30, 2016 and June 30, 2015, respectively. International Music Publishing revenues were $77 million and $75 million, or 58% and 61%, of Music Publishing revenues for the three months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by the strong increases in digital and synchronization revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$97	$89	$8	9%
Total cost of revenues	$97	$89	$8	9%

Music Publishing cost of revenues increased by $8 million, or 9%, to $97 million for the three months ended June 30, 2016 from $89 million for the three months ended June 30, 2015 primarily due to the increase in revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues remained flat at 72% for the three months ended June 30, 2016 and the three months ended June 30, 2015.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$15	$15	$—	—%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$15	$15	$—	—%

(1)	Includes depreciation expense of $1 million for both the three months ended June 30, 2016 and 2015.

Music Publishing selling, general and administrative expense remained flat at $15 million for both the three months ended June 30, 2016 and the three months ended June 30, 2015. General and administrative expense for the three months ended June 30, 2016 includes a gain on asset sales offset by severance expense and higher variable compensation resulting from strong operating performance. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 11% for the three months ended June 30, 2016 from 12% for the three months ended June 30, 2015.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$23	$20	$3	15%
Depreciation and amortization	(17)	(17)	—	—%
Operating income	$6	$3	$3	100%

Music Publishing OIBDA increased by $3 million, or 15%, to $23 million for the three months ended June 30, 2016 from $20 million for the three months ended June 30, 2015 as a result of higher Music Publishing revenue. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 17% for the three months ended June 30, 2016 from 16% for the three months ended June 30, 2015.

Music Publishing operating income increased by $3 million to $6 million for the three months ended June 30, 2016 from $3 million for the three months ended June 30, 2015 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations increased by $2 million to $22 million for the three months ended June 30, 2016 from $20 million for the three months ended June 30, 2015 due to increases in variable compensation.

Our operating loss from corporate expenses and eliminations increased by $2 million to $25 million for the three months ended June 30, 2016 from $23 million for the three months ended June 30, 2015 due to the factors that led to the increase in OIBDA loss noted above.

Nine Months Ended June 30, 2016 Compared with Nine Months Ended June 30, 2015

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Revenue by Type
Digital	$998	$839	$159	19%
Physical	577	611	(34)	-6%
Total Digital and Physical	1,575	1,450	125	9%
Artist services and expanded-rights	254	204	50	25%
Licensing	209	216	(7)	-3%
Total Recorded Music	2,038	1,870	168	9%
Performance	138	138	—	—%
Digital	94	71	23	32%
Mechanical	56	68	(12)	-18%
Synchronization	82	75	7	9%
Other	7	7	—	—%
Total Music Publishing	377	359	18	5%
Intersegment eliminations	(10)	(13)	3	-23%
Total Revenue	$2,405	$2,216	$189	9%
Revenue by Geographical Location
U.S. Recorded Music	$828	$718	$110	15%
U.S. Music Publishing	164	141	23	16%
Total U.S.	992	859	133	16%
International Recorded Music	1,210	1,152	58	5%
International Music Publishing	213	218	(5)	-2%
Total International	1,423	1,370	53	4%
Intersegment eliminations	(10)	(13)	3	-23%
Total Revenue	$2,405	$2,216	$189	9%

Total Revenue

Total revenue increased by $189 million, or 9%, to $2,405 million for the nine months ended June 30, 2016 from $2,216 million for the nine months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $279 million, or 13%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for both the nine months ended June 30, 2016 and the nine months ended June 30, 2015. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenue for the nine months ended June 30, 2016 and 39% and 61% of total revenue for the nine months ended June 30, 2015, respectively.

Total digital revenue after intersegment eliminations increased by $183 million, or 20%, to $1,089 million for the nine months ended June 30, 2016 from $906 million for the nine months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $212 million, or 24%. Total digital revenue represented 45% and 41% of consolidated revenue for the nine months ended June 30, 2016 and June 30, 2015, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2016 was comprised of U.S. revenue of $578 million and international revenue of $514 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2015 was comprised of U.S. revenue of $457 million and international revenue of $453 million, or 50% and 50% of total digital revenue, respectively.

Recorded Music revenue increased by $168 million, or 9%, to $2,038 million for the nine months ended June 30, 2016 from $1,870 million for the nine months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $241 million, or 13%. U.S. Recorded Music revenues were $828 million and $718 million, or 41% and 38% of consolidated Recorded Music revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively. International Recorded Music revenues were $1,210 million and $1,152 million, or 59% and 62%, of consolidated Recorded Music revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $159 million as a result of strong success from Coldplay, Twenty One Pilots, Fetty Wap and Ed Sheeran and the continued growth in streaming services. The increase in digital revenue was also attributable to the impact of the legal settlement with Sirius XM of $27 million. Revenue from streaming services grew by $223 million and was partially offset by digital download declines of $66 million. Artist services and expanded-rights revenue increased by $50 million primarily due to the success of the Johnny Hallyday tour in France and successful tours in Italy.  Licensing revenue decreased by $7 million due to the unfavorable impact of foreign currency exchange rates of $9 million. Physical revenue decreased by $34 million primarily due to the shift from physical revenue to digital revenue and the success of key physically-centric international artists such as Pink Floyd and Led Zeppelin in the nine months ended June 30, 2015.

Music Publishing revenues increased by $18 million, or 5%, to $377 million for the nine months ended June 30, 2016 from $359 million for the nine months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $35 million, or 10%. U.S. Music Publishing revenues were $164 million and $141 million, or 43% and 39% of Music Publishing revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively. International Music Publishing revenues were $213 million and $218 million, or 57% and 61%, of Music Publishing revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $23 million and synchronization revenue of $7 million, partially offset by the decrease in mechanical revenue of $12 million. The increase in digital revenue was due to an increase in streaming revenue of $24 million. Synchronization revenue increased due to increased activity.  The decrease in mechanical revenue was attributable to an ongoing shift towards digital product in the industry.

Revenue by Geographical Location

U.S. revenue increased by $133 million, or 16%, to $992 million for the nine months ended June 30, 2016 from $859 million for the nine months ended June 30, 2015. U.S. Recorded Music revenue increased by $110 million, or 15%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $103 million due to strong releases, the continued growth in streaming services and the impact of the Sirius XM legal settlement. U.S. Recorded Music physical revenue increased by $13 million primarily due to strong releases from Coldplay, Grateful Dead and the Red Hot Chili Peppers. U.S. artist services and expanded-rights revenue increased by $4 million due to merchandise revenue generated from successful U.S. artist tours. U.S. Music Publishing revenue increased by $23 million, or 16%, to $164 million for the nine months ended June 30, 2016 from $141 million for the nine months ended June 30, 2015 due to an increase in digital revenue, performance revenue, and synchronization revenue, offset by a decrease in mechanical revenue.

International revenue increased by $53 million to $1,423 million for the nine months ended June 30, 2016 from $1,370 million for the nine months ended June 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $143 million or 11%. International Recorded Music revenue increased by $58 million primarily due to increases in digital revenue of $56 million, artist services and expanded-rights revenue of $46 million and licensing revenue of $3 million, partially offset by a decrease in physical revenue of $47 million. International Recorded Music digital revenue increased due to a $98 million increase in streaming services revenue, partially offset by a $44 million decline in digital download revenue. The increase in streaming revenue was due to the continued adoption of streaming models internationally and success from Ed Sheeran and Coldplay. The main driver of the increase in International Recorded Music artist services and expanded-rights revenue was strong concert promotion revenue in Europe as a result of the Johnny Hallyday tour in France and successful tours in Italy.  The increase in International Recorded Music licensing revenue was the lack of PLG repertoire in broadcast fee income the first quarter of prior year in certain territories. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $30 million, strong physically-centric releases in the nine months ended June 30, 2015 from Pink Floyd and Led Zeppelin and the continued shift from physical revenue to digital revenue. The decrease in International Music Publishing revenue of $5 million was due to the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing revenue increased by $12 million, or 6% due to increases in performance revenue, synchronization revenue and digital revenue, partially offset by a decrease in mechanical revenue.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$840	$752	$88	12%
Product costs	431	384	47	12%
Total cost of revenues	$1,271	$1,136	$135	12%

Total cost of revenues increased by $135 million to $1,271 million for the nine months ended June 30, 2016 from $1,136 million for the nine months ended June 30, 2015. Expressed as a percentage of revenues, cost of revenues increased to 53% for the nine months ended June 30, 2016 from 51% for the nine months ended June 30, 2015.

Artist and repertoire costs increased by $88 million, to $840 million for the nine months ended June 30, 2016 from $752 million for the nine months ended June 30, 2015 due to the mix of revenue specifically, higher concert promotion revenue. Artist and repertoire costs as a percentage of revenue increased to 35% for the nine months ended June 30, 2016 from 34% for the nine months ended June 30, 2015.

Product costs increased by $47 million, to $431 million for the nine months ended June 30, 2016 from $384 million for the nine months ended June 30, 2015. Product costs as a percentage of revenue increased to 18% for the nine months ended June 30, 2016 from 17% for the nine months ended June 30, 2015. The increase was primarily driven by higher costs associated with artist services and expanded-rights revenue, specifically the increase in concert promotion revenue, which tends to have higher costs and yield lower margins than our traditional revenue streams.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$424	$429	$(5)	-1%
Selling and marketing expense	319	326	(7)	-2%
Distribution expense	44	44	—	—%
Total selling, general and administrative expense	$787	$799	$(12)	-2%

(1)	Includes depreciation expense of $37 million and $42 million for the nine months ended June 30, 2016 and June 30, 2015, respectively.

Total selling, general and administrative expense decreased by $12 million, or 2%, to $787 million for the nine months ended June 30, 2016 from $799 million for the nine months ended June 30, 2015. Expressed as a percentage of revenues, selling, general and administrative expense decreased to 33% for the nine months ended June 30, 2016 from 36% for the nine months ended June 30, 2015.

General and administrative expense declined by $5 million, or 1%, to $424 million for the nine months ended June 30, 2016 from $429 million for the nine months ended June 30, 2015. The decline in general and administrative expense was primarily due to a net gain on divestitures of $8 million, decline in PLG Acquisition related costs of $4 million, a decline in facilities cost of $8 million primarily associated with our corporate headquarters consolidation and ongoing savings from cost management efforts. These decreases were partially offset by costs related to the Happy Birthday settlement and an increase in variable compensation expense of $18 million associated with improved operating performance. General and administrative expense decreased to 18% of revenue for the nine months ended June 30, 2016 from 19% of revenue for the nine months ended June 30, 2015.

Selling and marketing expense decreased by $7 million, or 2%, to $319 million for the nine months ended June 30, 2016 from $326 million for the nine months ended June 30, 2015. The decrease in selling and marketing expense was primarily due to local and international releases with higher proportionate marketing spend in the prior period and improved catalog sales in the current period. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the nine months ended June 30, 2016 from 15% for the nine months ended June 30, 2015.

Distribution expense remained flat at $44 million for both the nine months ended June 30, 2016 and the nine months ended June 30, 2015. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the nine months ended June 30, 2016 and June 30, 2015.

Reconciliation of Consolidated OIBDA to Operating Income and Net Income (Loss) Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net income (loss) attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$384	$323	$61	19%
Depreciation expense	(37)	(42)	5	-12%
Amortization expense	(188)	(191)	3	-2%
Operating income	159	90	69	77%
Interest expense, net	(131)	(136)	5	-4%
Other income (expense), net	21	(12)	33	—%
Income (loss) before income taxes	49	(58)	107	—%
Income tax expense	(16)	(7)	(9)	129%
Net income (loss)	33	(65)	98	—%
Less: Income attributable to noncontrolling interest	(4)	(3)	(1)	33%
Net income (loss) attributable to Warner Music Group Corp.	$29	$(68)	$97	-143%

OIBDA

OIBDA increased by $61 million, or 19%, to $384 million for the nine months ended June 30, 2016 as compared to $323 million for the nine months ended June 30, 2015 as a result of higher recorded music revenues, including the impact of the Sirius XM settlement, and a decrease in selling and marketing and general and administrative costs. Expressed as a percentage of total revenue, OIBDA increased to 16% for the nine months ended June 30, 2016 from 15% for the nine months ended June 30, 2015.

Depreciation expense

Our depreciation expense decreased by $5 million or 12%, to $37 million for the nine months ended June 30, 2016 from $42 million for the nine months ended June 30, 2015, primarily due to assets becoming fully depreciated.

Amortization expense

Our amortization expense decreased by $3 million, or 2%, to $188 million for the nine months ended June 30, 2016 from $191 million for the nine months ended June 30, 2015 primarily due to the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $69 million to $159 million for the nine months ended June 30, 2016 from $90 million for the nine months ended June 30, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

Interest expense, net

Our interest expense, net, decreased by $5 million, or 4%, to $131 million for the nine months ended June 30, 2016 from $136 million for the nine months ended June 30, 2015 due to the reduction in our debt and no borrowings under the revolver in the current period.

Other income (expense), net

Our other income (expense), net primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities, and intercompany receivables and payables that are short term in nature. The current period income is primarily due to gain on sale of real estate of $24 million and currency exchange gains on our Euro denominated debt of $2 million, partially offset by loss on intercompany loans of $4 million and loss on extinguishment of debt of $4 million.

Income tax expense

Our income tax expense increased $9 million to $16 million for the nine months ended June 30, 2016 compared to $7 million of income tax expense for the nine months ended June 30, 2015.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the nine months ended June 30, 2016 is calculated based on a discrete tax rate.  The change of $9 million in income tax expense primarily relates to an increase to pretax income offset by a deferred tax benefit of $10 million related to statutory rate changes in the U.K. and Italy for the nine months ended June 30, 2016.

Net Income (loss)

Net income increased by $98 million to $33 million for the nine months ended June 30, 2016 from a net loss of $65 million for the nine months ended June 30, 2015 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $4 million for the nine months ended June 30, 2016 compared to $3 million for the nine months ended June 30, 2015.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Recorded Music
Revenue	$2,038	$1,870	$168	9%
OIBDA	364	302	62	21%
Operating income	200	130	70	54%
Music Publishing
Revenue	377	359	18	5%
OIBDA	82	88	(6)	-7%
Operating income	30	36	(6)	-17%
Corporate expenses and eliminations
Revenue elimination	(10)	(13)	3	-23%
OIBDA	(62)	(67)	5	-8%
Operating loss	(71)	(76)	5	-7%
Total
Revenue	2,405	2,216	189	9%
OIBDA	384	323	61	19%
Operating income	159	90	69	77%

Recorded Music

Revenues

Recorded Music revenue increased by $168 million, or 9%, to $2,038 million for the nine months ended June 30, 2016 from $1,870 million for the nine months ended June 30, 2015. U.S. Recorded Music revenues were $828 million and $718 million, or 41% and 38% of consolidated Recorded Music revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively. International Recorded Music revenues were $1,210 million and $1,152 million, or 59% and 62% of consolidated Recorded Music revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$609	$541	$68	13%
Product costs	431	384	47	12%
Total cost of revenues	$1,040	$925	$115	12%

Recorded Music cost of revenues increased by $115 million to $1,040 million for the nine months ended June 30, 2016 from $925 million for the nine months ended June 30, 2015.  Artist and repertoire costs as a percentage of revenue increased to 30% for the nine months ended June 30, 2016 from 29% for the nine months ended June 30, 2015 due to the mix of revenue. Specifically, royalty expense on higher concert promotion revenue and strong performance from lower margin repertoire. Product costs as a percentage of revenue remained consistent at 21% for the nine months ended June 30, 2016 and the nine months ended June 30, 2015. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 51% for the nine months ended June 30, 2016 from 50% for the nine months ended June 30, 2015.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$299	$306	$(7)	-2%
Selling and marketing expense	315	322	(7)	-2%
Distribution expense	44	44	—	—%
Total selling, general and administrative expense	$658	$672	$(14)	-2%

(1)	Includes depreciation expense of $24 million and $29 million for the nine months ended June 30, 2016 and June 30, 2015, respectively.

Recorded Music selling, general and administrative expense decreased by $14 million, or 2%, to $658 million for the nine months ended June 30, 2016 from $672 million for the nine months ended June 30, 2015. The decrease in Recorded Music selling, general and administrative expense was primarily due to a net gain on divestitures of $6 million, decline in PLG Acquisition related costs of $4 million, $3 million decline in IT-related costs and ongoing savings from cost management efforts. These decreases were partially offset by increased variable compensation expense of $12 million associated with improved operating performance. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 32% for the nine months ended June 30, 2016 from 36% for the nine months ended June 30, 2015.

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$364	$302	$62	21%
Depreciation and amortization	(164)	(172)	8	-5%
Operating income	$200	$130	$70	54%

Recorded Music OIBDA increased by $62 million, or 21%, to $364 million for the nine months ended June 30, 2016 from $302 million for the nine months ended June 30, 2015 as a result of higher recorded music revenues and a decrease in selling and marketing and general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 18% for the nine months ended June 30, 2016 from 16% for the nine months ended June 30, 2015.

Recorded Music operating income increased by $70 million to $200 million for the nine months ended June 30, 2016 from $130 million for the nine months ended June 30, 2015 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in depreciation and amortization expense.

Music Publishing

Revenues

Music Publishing revenues increased by $18 million, or 5%, to $377 million for the nine months ended June 30, 2016 from $359 million for the nine months ended June 30, 2015. U.S. Music Publishing revenues were $164 million and $141 million, or 43% and 39%, of Music Publishing revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively. International Music Publishing revenues were $213 million and $218 million, or 57% and 61%, of Music Publishing revenues for the nine months ended June 30, 2016 and June 30, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenues as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$241	$224	$17	8%
Total cost of revenues	$241	$224	$17	8%

Music Publishing cost of revenues increased by $17 million, or 8%, to $241 million for the nine months ended June 30, 2016 from $224 million for the nine months ended June 30, 2015 due to revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the nine months ended June 30, 2016 from 62% for the nine months ended June 30, 2015.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$57	$50	$7	14%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$58	$51	$7	14%

(1)	Includes depreciation expense of $4 million for both the nine months ended June 30, 2016 and 2015.

Music Publishing selling, general and administrative expense increased by $7 million, or 14%, to $58 million for the nine months ended June 30, 2016 from $51 million for the nine months ended June 30, 2015 mainly due to costs related to the Happy Birthday settlement and restructuring charges taken in the current year. Excluding the impact of these non-recurring items, Music Publishing selling, general and administrative expense remained relatively flat for the nine months ended June 30, 2016 and June 30, 2015. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 15% for the nine months ended June 30, 2016 from 14% for the nine months ended June 30, 2015.

OIBDA and Operating income

Music Publishing operating income included the following amounts (in millions):

	For the Nine Months Ended June 30,		2016 vs. 2015
	2016	2015	$ Change	% Change
OIBDA	$82	$88	$(6)	-7%
Depreciation and amortization	(52)	(52)	—	—%
Operating income	$30	$36	$(6)	-17%

Music Publishing OIBDA decreased by $6 million, or 7%, to $82 million for the nine months ended June 30, 2016 from $88 million for the nine months ended June 30, 2015 as a result of higher proportionate artist and repertoire costs and costs related to the Happy Birthday settlement and restructuring charges, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 22% for the nine months ended June 30, 2016 from 25% for the nine months ended June 30, 2015.

Music Publishing operating income decreased by $6 million to $30 million for the nine months ended June 30, 2016 from $36 million for the nine months ended June 30, 2015 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our OIBDA loss from corporate expenses and eliminations decreased by $5 million to $62 million for the nine months ended June 30, 2016 from $67 million for the nine months ended June 30, 2015 due to a decline in facilities costs related to our corporate headquarters consolidation and other cost saving initiatives, partially offset by an increase in variable compensation associated with improved operating performance.

Our operating loss from corporate expenses and eliminations decreased by $5 million to $71 million for the nine months ended June 30, 2016 from $76 million for the nine months ended June 30, 2015 due to the factors that led to the decrease in OIBDA loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at June 30, 2016

At June 30, 2016, we had $2.908 billion of debt, $345 million of cash and equivalents (net debt of $2.563 billion, defined as total long-term debt, including the current portion, less cash and equivalents) and $218 million of Warner Music Group Corp. equity. This compares to $2.994 billion of debt, $246 million of cash and equivalents (net debt of $2.748 billion) and $221 million of Warner Music Group Corp. equity at September 30, 2015.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2016 and June 30, 2015 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Nine Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating Activities	$207	$118
Investing Activities	1	(79)
Financing Activities	(105)	(15)

Operating Activities

Cash provided by operating activities was $207 million for the nine months ended June 30, 2016 as compared with cash provided by operating activities of $118 million for the nine months ended June 30, 2015. The primary driver of the $89 million increase in cash provided by operating activities was an increase in comparative OIBDA of $61 million and the benefit of changes in working capital from operations including the timing of digital advance and royalty payments. Prior year cash from operations included the $36 million final PLG Acquisition cash payment offset by higher cash inflows from digital advance payments.

Investing Activities

Cash provided by investing activities was $1 million for the nine months ended June 30, 2016 as compared with cash used in investing activities of $79 million for the nine months ended June 30, 2015. The $1 million of cash provided by investing activities in the nine months ended June 30, 2016 consisted of $42 million of proceeds from the sale of real estate and $27 million proceeds from divestitures, partially offset by $23 million of business investments and acquisitions, $14 million to acquire music publishing rights and $31 million of capital expenditures. The $79 million of cash used in investing activities for the nine months ended June 30, 2015 consisted of $16 million of business investments and acquisitions, $12 million to acquire music publishing rights and $51 million of capital expenditures.

Financing Activities

Cash used in financing activities was $105 million for the nine months ended June 30, 2016 compared to $15 million for the nine months ended June 30, 2015. The $105 million of cash used in financing activities for the nine months ended June 30, 2016 consisted of the repayment of $50 million of Holdings 13.75% Senior Notes, $3 million of call premiums on early redemption of debt, open market repurchase of $24 million of Acquisition Corp. 6.75% Senior Notes, $10 million in amortization payments on the Senior Term Loan Facility, $14 million repayment of capital lease obligations and a $4 million distribution to our non-controlling interest holders. The $15 million of cash used in financing activities for the nine months ended June 30, 2015 included $10 million in amortization payments on the Senior Term Loan Facility, $2 million repayment on capital lease obligations and a $3 million distribution to our non-controlling interest holders.

There were no drawdowns on the Revolving Credit Facility during the current period. See also “Recent Developments” section for “Revolving Credit Agreement Amendment”.

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

Existing Debt as of June 30, 2016

As of June 30, 2016, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	1,273
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	175
6.75% Senior Notes due 2022—Acquisition Corp.	635
13.75% Senior Notes due 2019—Holdings (d)	100
Total long-term debt, including the current portion	$2,908

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at June 30, 2016. There were no loans outstanding under the Revolving Credit Facility at June 30, 2016.

(b)

Principal amount of $1.277 billion less unamortized discount of $4 million at June 30, 2016. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long-term debt at June 30, 2016.

(c)	Face amount of €158 million. Above amount represents the dollar equivalent of such notes at June 30, 2016.
(d)

These notes were redeemed on July 1, 2016. Of this amount, $100 million was included in the current portion of long-term debt at June 30, 2016.  Please see “Recent Developments” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section for further discussion.

On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023. Acquisition Corp. used the net proceeds for the prepayment of $295.5 million of its outstanding Senior Term Loan Facility due 2020.The following is a description of our new Senior Secured Notes which are now outstanding following the completion of the Notes Offering.

New Senior Secured Notes

On July 27, 2016 (the “Closing Date”), Acquisition Corp. (the “Issuer”), issued and sold $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023 (the “Notes”) under the Indenture, dated as of November 1, 2012 (the “Secured Notes Base Indenture”), among the Issuer, the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fifth Supplemental Indenture, dated as of July 27, 2016 (the “Supplemental Indenture” and, together with the Secured Notes Base Indenture, the “New Secured Notes Indenture”), among the Issuer, the guarantors party thereto and the Trustee.

Interest on the Notes will accrue at the rate of 5.00% per annum and will be payable semi-annually in arrears on February 1 and August 1, commencing on February 1, 2017.

Ranking

The Notes are the Issuer’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Notes, including the Existing Secured Notes and the Credit Facilities (each as defined below). The Notes rank senior in right of payment to the Issuer’s subordinated indebtedness; rank equally in right of payment with all of the Issuer’s existing and future senior indebtedness, including the Issuer’s 6.750% Senior Notes due 2022 (the “Existing Unsecured Notes”), the Issuer’s 5.625% Senior Secured Notes due 2022 (the “5.625% Existing Secured Notes”), 6.000% Senior Secured Notes due 2021 (the “6.000% Existing Secured Notes”), the Issuer’s 6.250% Senior Secured Notes due 2021 (the “6.250% Existing Secured Notes” and, together with the 5.625% Existing Secured Notes and the 6.000% Existing Secured Notes, the “Existing Secured Notes”) and indebtedness under the Issuer’s senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”) and the Issuer’s senior secured term loan credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Term Credit Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”) and any future senior secured credit facility; are effectively senior to the Issuer’s unsecured senior indebtedness, including the Existing Unsecured Notes, to the extent of the value of the collateral securing the Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Issuer’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Issuer or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The Notes are fully and unconditionally guaranteed on a senior secured basis by each of the Issuer’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of the Issuer under the Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the Notes (including the subsidiary guarantor’s guarantee of obligations under the Existing Secured Notes and the Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Credit Facilities and any future senior secured credit facility, the Existing Secured Notes and the Existing Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to the Issuer or one of its subsidiary guarantors). Any subsidiary guarantee of the Notes may be released in certain circumstances.

Optional Redemption

At any time prior to August 1, 2019, the Issuer may on any one or more occasions redeem up to 40% of the aggregate principal amount of the  Notes (including the aggregate principal amount of any additional securities constituting Notes) issued under the New Secured Notes Indenture, at its option, at a redemption price equal to 105% of the principal amount of the Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by the Issuer or any contribution to the Issuer’s common equity capital made with the net cash proceeds of one or more equity offerings by the Issuer’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the Notes originally issued under the New Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting Notes issued under the New Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The Notes may be redeemed, in whole or in part, at any time prior to August 1, 2019, at the option of the Issuer, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after August 1, 2019, the Issuer may redeem all or a part of the Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Year	Percentage
2019	102.500%
2020	101.250%
2021 and thereafter	100.000%

In addition, during any 12-month period prior to August 1, 2019, the Issuer will be entitled to redeem up to 10% of the original aggregate principal amount of the Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of a change of control, which is defined in the Secured Notes Base Indenture, each holder of the Notes has the right to require the Issuer to repurchase some or all of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The New Secured Notes Indenture contains covenants limiting, among other things, the Issuer’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The New Secured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on New Secured Notes to become or to be declared due and payable.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of June 30, 2016.

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

The following is a reconciliation of net loss, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended December 31, 2015. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended June 30, 2016
Net Loss	$33
Income tax expense	23
Interest expense, net	157
Depreciation and amortization	302
Loss on extinguishment of debt (a)	4
Net gain on divestiture of business and assets dispositions (b)	(32)
Restructuring costs (c)	15
Net hedging and foreign exchange losses (d)	11
Management fees (e)	9
Transaction costs (f)	3
Business optimization expenses (g)	6
Share based compensation expense (h)	13
Other non-cash charges (i)	(5)
Pro forma impact of cost containment initiatives (j)	11
Pro Forma Consolidated EBITDA	$550
Senior Secured Indebtedness (k)	$2,027
Leverage Ratio (l)	3.68

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the February 2016 debt redemption and March 2016 open market purchases.
(b)	Reflects net gain on divestiture of business and asset dispositions, mainly the sale of real estate.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company). Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects integration and other nonrecurring costs related to the PLG Acquisition.
(g)	Reflects primarily costs associated with IT systems updates.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, including but not limited to loss on lease terminations related to our corporate headquarters consolidation.
(j)	Reflects expected savings resulting from our cost containment initiatives.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.177 billion, including Revolving Credit Facility borrowings of $0 million less cash of $150 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended June 30, 2016. This is calculated net of cash and equivalents of the Company as of June 30, 2016 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.625:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $30 million at the end of a fiscal quarter.

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

As discussed in Note 14 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2015, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2016, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2015.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2016, the Company had outstanding hedge contracts for the sale of $94 million and the purchase of $50 million of foreign currencies at fixed rates. Subsequent to June 30, 2016, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2016, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $4 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.912 billion of principal debt outstanding at June 30, 2016, of which $1.277 billion was variable rate debt and $1.635 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At June 30, 2016, 56% of the Company’s debt was at a fixed rate. In addition, at June 30, 2016, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at June 30, 2016, the fair value of the fixed rate and variable rate debt was approximately $2.940 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $11 million or increase the fair value of the fixed rate debt by approximately $11 million. Due to the LIBOR floor of 1.0%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. Plaintiffs filed an operative consolidated amended complaint on August 31, 2011. The Company filed its answer to the fourth amended complaint on October 9, 2015. Plaintiffs filed an amended Class Certification brief on October 12, 2015. The Company filed amended answers to the fourth amended complaint on November 3, 2015. A mediation took place on February 22, 2016 but the parties were unable to reach a resolution. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made. Defendants filed their Opposition to Plaintiffs’ Motion for Class Certification on June 13, 2016. Plaintiffs’ reply brief in support of their motion for Class Certification is due on November 6, 2016.

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

4.1 (2)

Fifth Supplemental Indenture, dated as of July 27, 2016, among WMG Acquisition Corp., the guarantors, listed on the signature pages, thereto and Wells Fargo Bank, National Association as Trustee, relating to the 5.00% Senior Secured Notes due 2023.

4.2 (2)	Guarantee, dated July 27, 2016, issued by Warner Music Group Corp., relating to the 5.00% Senior Secured Notes due 2023.

10.1 (1)

Third Amendment to Credit Agreement, dated as of June 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, issuing bank and lender, relating to the revolving credit facility.

10.2*

Second Amendment to Credit Agreement, dated as of July 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2016, filed on August 4, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 14, 2016 (File No. 001-32502)
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2016 (File No. 001-32502)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2016

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)