Form 10-K
period 2016-09-30
Warner Music Group Corp.
filed 2016-12-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of December 8, 2016 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

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

Acquisition of Warner Music Group by Access Industries

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the NYSE. The Company continues to voluntarily file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as provided for in certain covenants contained in the instruments covering its outstanding indebtedness. All of the Company’s common stock is owned by affiliates of Access Industries, Inc.

PLG Acquisition

On July 1, 2013, the Company completed its acquisition (the “PLG Acquisition”) of Parlophone Label Group (“PLG”). See “Company History” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of the PLG Acquisition.

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the United States. We generated revenues of $3.246 billion during the fiscal year ended September 30, 2016.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, Vinyl and DVDs) and digital (such as streaming and downloads) formats. We have one of the world’s largest and most diverse recorded music catalogs. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fan clubs, sponsorships, concert promotions and artist management, among other areas. We often refer to these rights as “artist services and expanded-rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $2.736 billion during the fiscal year ended September 30, 2016.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions, and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 70,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $524 million during the fiscal year ended September 30, 2016.

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

Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 (we also acquired the remaining interest in Roadrunner in 2010) and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog in 2007 and Southside Independent Music Publishing in 2011.

On July 20, 2011, we completed the Merger with an affiliate of Access pursuant to which Access became the beneficial owner of 100% of our equity and our controlling shareholder.

On July 1, 2013, we completed the acquisition of PLG from Universal Music Group. PLG included a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG was comprised of the historic Parlophone label and Chrysalis and Ensign labels in the U.K., as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists included Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alborán, Pink Floyd, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato.

Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Warner Bros., Warner Classics and Warner Music Nashville, as well as Warner/Chappell Music, one of the world’s leading music publishers.

Our Business Strengths

We believe the following competitive strengths will enable us to grow our revenue and increase our margins and cash flow and to continue to generate recurring revenue through our diverse base of Recorded Music and Music Publishing assets:

Evergreen Catalog of Recorded Music and Music Publishing Content and Vibrant Roster of Recording Artists and Songwriters. We believe the depth and quality of our Recorded Music and Music Publishing catalogs stand out, with a collection of owned and controlled evergreen recordings and songs that generate steady cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented artist and repertoire (“A&R”) teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our roster of recording artists and songwriters and our recent successes in our Recorded Music and Music Publishing businesses. With the acquisition of PLG, we added a stable Recorded Music catalog with an attractive roster with strong new release potential. We believe our relative size, the strength and experience of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit recordings and songs and our A&R skills will help us continue to generate steady cash flows.

Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our Recorded Music and Music Publishing catalogs and new recordings and songs from our roster of recording artists and songwriters. In any given year, only a small percentage of our total revenue depends on recording artists and songwriters without an established track record and our revenue base does not depend on any single recording artist, songwriter, recording or song. We have built a large and diverse catalog of recordings and songs that covers a wide breadth of musical styles, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. In addition, our acquisition of PLG increased our capacity in local repertoire in Europe. Continuing to enter into additional expanded-rights deals will further diversify the revenue base of our Recorded Music business.

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements beyond improving our IT infrastructure. We have contractual flexibility with regard to the timing and amounts of advances paid to recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital expenditure maintenance requirements are predictable. In order to improve operating efficiency, in 2013 we began a long-term capital expenditure plan to upgrade our IT systems. We expect to continue to make investments to upgrade our IT systems. In both fiscal years 2014 and 2015, we also incurred expenditures related to the relocation of our corporate headquarters and we expect to incur expenditures in fiscal year 2017 in connection with the consolidation of our West Coast operations. We also continue to focus on cost control by seeking sensible opportunities to convert fixed costs to variable costs, to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs and continuing to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital streaming of both audio and video content and digital downloads of single tracks and albums. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels through strong partnerships and developing innovative products and services to further leverage our content and rights. For the fiscal year ended September 30, 2016, digital revenue represented approximately 46% of our total revenue versus 42% for the fiscal year ended September 30, 2015 and in fiscal year 2016 digital streaming was our largest source of Recorded Music revenue.

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

Strong Management Team and Strategic Investor. Our management team has continued to successfully implement our business strategy, including delivering strong results in our digital business and continuing to diversify our revenue mix. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. During fiscal year 2013, our management team successfully completed the PLG Acquisition and related financing. During fiscal years 2012 to 2016, management completed several refinancings of our debt, lowering interest expenses. In addition, since our acquisition by Access Industries in July 2011, we have benefited from our partnership with Access, which has provided us with strategic direction and planning support to help us manage the ongoing transition in the recorded music industry.

Our Strategy

We expect to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to produce a consistent flow of new music by finding, developing and retaining recording artists and songwriters who achieve long-term success. We expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists who will generate a meaningful level of revenues and increase the enduring value of our catalog on an ongoing basis. We also work to identify promising songwriters who write musical compositions that will augment the lasting value and stability of our music publishing catalog. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours on a selective basis.

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters, along with our recorded music and music publishing catalogs are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music-based content. We believe that the ability to monetize our music-based content will improve over time as we drive users and engagement across current and emerging distribution channels. We will seek to exploit the potential of previously under-monetized content in new channels, formats and product offerings. We will also continue to work with our partners to explore creative approaches and develop new deal structures and product offerings to take advantage of new distribution channels. We also intend to continue to expand our global footprint through strategic acquisitions, partnerships and organic growth in markets where we see opportunities to grow revenues.

Capitalize on Digital Distribution. The growth of digital formats will continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry. Legitimate digital music services offer ease of use, discovery, quality, portability and seamlessness relative to illegal alternatives. The latest annual survey conducted by MusicWatch in calendar year 2015 shows that legitimate digital music offerings have attracted large numbers of consumers. According to MusicWatch, a projected 42 million U.S. consumers age 13 and over bought digital music downloads in calendar year 2015, while a projected 156 million consumers age 13 and over streamed music online, through ad-supported services or paid subscriptions, over the same period.

We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. In the twelve months ending on September 30, 2016, our Recorded Music digital revenue exceeded physical revenue. Research conducted by MusicWatch covering full calendar year 2015 activity  shows that more than 40% of all U.S. Internet consumers age 13 and over used ad-supported Internet radio services like the free version of Pandora during 2015 and over half used online video services like YouTube to watch or listen to music videos; more than one in every five listened to music via ad-supported iterations of dedicated on-demand audio streaming services like Spotify, while usage of paid subscription versions of Internet radio and on-demand music streaming services approached the 10% mark during the period. In addition, with the number of total smartphones in use around the world expected to reach 4.7 billion by 2020 according to forecasts from PricewaterhouseCoopers, we expect that mobile will continue to represent significant opportunity for music-based content. Figures from comScore’s July 2016 MobiLens Plus data release show that the uptake of music among users of such phones is significant: according to the data, more than half of existing smartphone users in the U.S. and 45% of their counterparts in the U.K., listened to music downloaded and stored or streamed on their handsets from services such as Apple Music and iTunes, Pandora, iHeartRadio, Deezer and Spotify, among other sources, during the month. We believe that the demand for music-related products, services and applications that are optimized for smartphones and tablets will continue to grow with the further development of these platforms.

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

Contain Digital Piracy. Containing piracy is a major focus of the music industry and we, along with the rest of the industry, continue to take multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. We expect that the effectiveness of technological measures to deter piracy will continue to improve including the ability to automate large-scale takedowns of infringing links, the identification of major brands advertising on rogue sites, sending notices via ISPs to repeat infringers and website/domain blocking and takedowns of infringing mobile applications. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy. Research conducted by Ipsos, a recognized third-party market research firm, in conjunction with IFPI, shows that the net incidence of music piracy across 13 key countries in 2016 was contained year-over-year. However, a shift in the nature of such piracy was observed, with the incidence of downloading via file-sharing networks and cyberlockers decreasing from 25% to 19%, and the incidence of ‘streamripping’ increasing from 27% to 30%, across those countries over the same period.

Recorded Music (84%, 84% and 83% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2016, 2015 and 2014)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and marketing and promoting artists and their products.

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels including Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

Representative Worldwide Recorded Music Artists

3Oh!3	Death Cab for Cutie	Katherine Jenkins	Never Shout Never	Skrillex
A-ha	Deftones	Jane's Addiction	Nickelback	Slipknot
Air	Jason Derulo	Jethro Tull	Stevie Nicks	The Smiths
Airbourne	Disturbed	Johnny Hallyday	Nico and Vinz	Spandau Ballet
Andra Day	Donkeyboy	Julien Clerc	Notorious B.I.G.	Regina Spektor
Jean-Louis Aubert	The Doors	k.d. lang	Paolo Nutini	Staind
Avenged Sevenfold	Dream Theater	Kid Rock	Opeth	Rod Stewart
B.o.B	Duran Duran	Killswitch Engage	Pablo Alborán	The Streets
Frankie Ballard	Eagles	Kobukuro	Panic! At the Disco	Alain Souchon
The Baseballs	Brett Eldrege	Korn	Pantera	Stone Sour
Jeff Beck	Eliza Doolittle	Kraftwerk	Paramore	Stone Temple Pilots
Bee Gees	Missy Elliott	Jana Kramer	Laura Pausini	Superfly
Biffy Clyro	The Enemy	Larry the Cable Guy	Pendulum	Cole Swindell
Big Smo	Enya	Hugh Laurie	Christina Perri	Mariya Takeuchi
Billy Talent	Estelle	Led Zeppelin	Peter Fox	Serj Tankian
Birdy	Jimmy Fallon	Ligabue	Tom Petty	Tegan and Sara
The Black Keys	Flaming Lips	Lily Allen	Pink Floyd	Tina Turner
Black Sabbath	Fleetwood Mac	Linkin Park	Plan B	Tinie Tempah
Blur	Flo Rida	Lupé Fiasco	Plies	Theory of a Deadman
Miguel Bosé	Aretha Franklin	Lynyrd Skynyrd	Primal Scream	Rob Thomas
Michelle Branch	Foreigner	M. Pokora	Prince	T.I.
Bruno Mars	fun.	Machine Head	Charlie Puth	Trans-Siberian Orchestra
Michael Bublé	Kevin Gates	Christophe Maé	The Ramones	Trey Songz
Camille	Genesis	Magic System	Randy Travis	Ty Dolla $ign
The Cars	Gloriana	Maná	Red Hot Chili Peppers	Jolin Tsai
Cee Lo Green	Lukas Graham	Melanie Martinez	Bebe Rexha	Twenty One Pilots
Tracy Chapman	Gojira	Mastodon	Damien Rice	Twisted Sister
Ray Charles	Goo Goo Dolls	matchbox twenty	Kenny Rogers	Uncle Kracker
Charlie XCX	Josh Groban	MC Solaar	Roxette	Van Halen
Cher	Grateful Dead	Megadeath	Rudimental	Paul Wall
Chicago	Green Day	Bette Midler	Rumer	Westernhagen
Eric Clapton	Gorillaz	Luis Miguel	Rush	Wilco
Kelly Clarkson	Gucci Mane	Kylie Minogue	Todd Rundgren	Wiz Khalifa
Coldplay	David Guetta	Janelle Monáe	Alejandro Sanz	The Wombats
Phil Collins	Gym Class Heroes	The Monkees	Seal	Yes
Alice Cooper	Halestorm	Ashley Monroe	Sean Paul	Neil Young
The Corrs	Hard-Fi	Jason Mraz	Seeed	Young the Giant
Crosby, Stills & Nash	Emmylou Harris	Murderdolls	Ed Sheeran	Young Thug
Sheryl Crow	Hunter Hayes	Muse	Blake Shelton	Youssou N’Dour
Daft Punk	Faith Hill	Musiq Soulchild	Shinedown	ZZ Top
Dan + Shay	Iron Maiden	My Chemical Romance	Sigur Rós
Danger Mouse	Jaheim	Nek	Simple Plan
David Bowie	James Blunt	New Order	Skillet

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

Manufacturing, Packaging and Physical Distribution

Technicolor SA, a technology provider for the media and entertainment sectors, which acquired in 2015 the North American optical disc manufacturing and distribution assets from Cinram Group Inc. (collectively, with its affiliates and subsidiaries, “Cinram”), is currently our primary supplier of manufacturing, packaging and physical distribution services in the U.S. and Canada. We also have arrangements with other suppliers and distributors, in addition to Technicolor, as part of our manufacturing, packaging and physical distribution network throughout the rest of the world. We believe that the pricing terms of our manufacturing, packaging and physical distribution agreements reflect market rates.

Sales and Digital Distribution

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Our sales are generated in CD format, as well as through historical formats, such as vinyl albums, and digital formats including streaming and downloads.

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

We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music. The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online service providers, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Various mobile service providers also offer their subscribers the ability to stream or download music on mobile devices. We currently partner with a broad range of online service providers and mobile service providers, such as Amazon, Apple, Deezer, KKBox, Napster, Spotify, Telefonica, TIM, YouTube and Google, and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

Our agreements with online and mobile service providers generally last one to three years. We believe that the short-term nature of our agreements enables us to maintain the flexibility that we need given the continuing changes to digital business models.

We enter into agreements with these service providers to make our masters available for access in digital formats (e.g., streaming, digital downloads, etc.). We then provide digital assets for our masters to these service providers in an accessible form. Our agreements with these service providers establish our fees for the distribution of our product, which vary based on the type of product being distributed. We typically receive accounting reports from these service providers on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis.

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

Music Publishing (16%, 16% and 17% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2016, 2015 and 2014)

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the composition.

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

Music Publishing Portfolio

Representative Songwriters

Steve Aoki	Ben Hayslip	Plain White T’s
Beyoncé	Brett James	Cole Porter
Belly	Jay Z	The Ramones
Michelle Branch	Ian Kirkpatrick	Pricilla Renea
Brody Brown	Kool & the Gang	Damien Rice
Bruno Mars	Lady Antebellum	Rihanna
Michael Bublé	Kendrick Lamar	Liz Rose
Captain Cuts	Led Zeppelin	Mort Shuman
Harry Chapin	Lil Wayne	Stephen Sondheim
Eric Clapton	Little Big Town	Staind
Dido	Tove Lo	A Thousand Horses
Sean Douglas	Madonna	Justin Trantor
Dream	Maná	Twenty One Pilots
Dr. Dre	Johnny Mercer	Van Halen
Echosmith	George Michael	Kurt Weill
fun.	Julia Michaels	Barry White
Nicole Galyon	Nick Monson	Mike Will
Kenneth Gamble and Leon Huff	Van Morrison	John Williams
George and Ira Gershwin	Muse	Lucinda Williams
Barry Gibb	Kacey Musgraves	Pharrell Williams
Brantley Gilbert	Dave Mustaine	Wiz Kalifa
Ashley Gorley	Tim Nichols	Wolf Cousins
Green Day	Nickelback	Rob Zombie
Halestorm	Paramore
Jerome Harmon	Katy Perry

Representative Songs

1950s and Prior	1960s	1970s
As Time Goes By	Build Me Up Buttercup	A Horse With No Name
Dream A Little Dream Of Me	Everyday People	Ain’t No Stopping Us Now
Frosty The Snowman	For What It’s Worth	Hot Stuff
Jingle Bell Rock	I Only Want To Be With You	Killing Me Softly
Misty	Save The Last Dance For Me	Layla
Night And Day	This Magic Moment	Listen To The Music
Summertime	Viva Las Vegas	Moondance
That's All Right	Walk On By	Stairway To Heaven
When I Fall In Love	When A Man Loves A Woman	Star Wars Theme
Winter Wonderland	Whole Lotta Love	Staying Alive

1980s	1990s	2000s	2010 and after
Celebration	Believe	American Idiot	Drunk In Love
Endless Love	Closing Time	Crazy	Firework
Eye Of The Tiger	Creep	Crazy In Love	Glad You Came
Flashdance	End Of The Road	Gotta Be Somebody	Grenade
Indiana Jones Theme	Gonna Make You Sweat	Hey There Delilah	Just The Way You Are
Jump	Livin’ La Vida Loca	Home	Let It Go
Like A Prayer	Macarena	I Kissed A Girl	See You Again
Morning Train	MMMBop	Rockstar	Somebody That I Used To Know
Slow Hand	Sunny Came Home	Umbrella	Uptown Funk
The Wind Beneath My Wings	This Kiss	White Flag	We Are Young

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

Performance: performance of the song to the general public

•	Broadcast of music on television, radio and cable
•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
•	Broadcast of music at sporting events, restaurants or bars
•	Performance of music in staged theatrical productions

Digital: sale of recorded music in various digital formats

•	Digital recordings such as digital downloads, streaming services and digital performance

Mechanical: sale of recorded music in various physical formats

•	Physical recordings such as CDs, Vinyl and DVDs

Synchronization: use of the song in combination with visual images

•	Films or television programs
•	Television commercials
•	Video games
•	Merchandising, toys or novelty items

Other:

•	Licensing of copyrights for use in printed sheet music

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

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. In recent years, due to the growth in piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer filesharing and CD-R activity. See “Industry Overview—Recorded Music—Piracy.” Additionally, we compete, to a lesser extent, for disposable consumer income with alternative forms of entertainment, content and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet, computers, mobile applications and video games.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2015, the three largest major record companies were Universal Music, Sony Music and us, which collectively accounted for 73% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 27%, including independent music companies. Universal Music was the market leader with a 34% worldwide market share in 2015 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music with a 23% share. We held a 17% share of worldwide recorded music sales globally in 2015.

The music publishing business is also highly competitive. The top three music publishers collectively accounted for 64% of the market. Based on Music & Copyright’s most recent estimates published in April 2016, Sony/ATV was the market leader in music publishing in 2015 with a 28% share (reflecting its administration of the EMI music publishing assets).  Universal Music Publishing, having acquired BMG Music Publishing Group in 2007, was the second largest music publisher with a 23% share, followed by us (Warner/Chappell) at 13%. There are many mid-sized and smaller players in the industry that represent the balance of the market, including many individual songwriters who publish their own works.

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

Trademarks

We consider our trademarks to be valuable assets to our business. As such, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Asylum, Atlantic, Elektra, Sire, Reprise, Parlophone, Rhino, WEA and Warner/Chappell. We also use certain trademarks pursuant to royalty-free license agreements. Of these, the duration of the license relating to the WARNER and WARNER MUSIC marks and “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which may include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

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

Employees

As of September 30, 2016, we employed approximately 4,445 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments

Financial and other information by segment, and relating to foreign and domestic operations, and customer concentration for each of the last three fiscal years is set forth in Note 14 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2015, according to IFPI, generated $15.0 billion in trade value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The sale of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of the third calendar quarter of 2016 (i.e., the week ending September 29, 2016), according to SoundScan, 56% of all calendar year-to-date U.S. album unit sales, excluding streaming sales, were from recordings more than 18 months old, with 48% from recordings more than three years old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany, and France) collectively accounted for 72% of the related sales in the recorded music market in calendar year 2015. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 33% of total calendar year 2015 recorded music sales on a trade value basis. The U.S. and Japan are largely local music markets, with 93% and 87% of their calendar year 2015 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with international repertoire in that territory constituting 42% of physical music sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers in recent years. According to RIAA, record stores’ share of U.S. music sales declined from 45% in calendar year 1999 to 30% in calendar year 2008, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. Mass-market retailers accounted for 15% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S. in calendar year 2015, according to SoundScan data. In recent years, online sales of physical product as well as digital downloads have grown to represent an increasing share of U.S. unit sales and combined they accounted for 71% of total industry unit sales in calendar year 2015. In addition, revenues resulting from music streaming services now represent a significant share of the overall recorded music market in the U.S. Data published by the RIAA shows that when the streaming category was taken into account, it was responsible for 34% of total estimated industry retail value in calendar year 2015. In terms of genre, rock remains the most popular style of music in the U.S. overall, representing 25% of the music purchased and consumed on streaming services in the U.S. in calendar year 2015, as captured and calculated by Nielsen Entertainment, although genres such as rap/hip-hop, R&B, country, pop, electronic/dance music (EDM), and Latin music are also popular and outperform in specific formats.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl LPs and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which has slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2015, the physical business experienced a 10% year-over-year decline on a value basis.  However, U.S. performance figures through the first half of calendar year 2016 reflected an overall 8% year-over-year increase in estimated retail revenues, suggesting that revenues from streaming services are offsetting declines in other formats and could result in overall market improvement for the industry in calendar year 2016.   While the 3% year-over-year increase in global trade revenues reported by IFPI for calendar year 2015 also indicates that the climate may be improving, the experience varies by market, with some markets still being adversely impacted to varying degrees by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

Notwithstanding these factors, we believe that music industry results could continue to improve based on the continued mobilization of the industry as a whole against piracy and the development and broad adoption of legitimate digital distribution channels.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer filesharing networks such as BitTorrent and Frostwire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI identified more than 40 million infringing music files for removal online in 2015, a fraction of the tens of billions of files that are estimated to be downloaded illegally.

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

•

Educational: Led by RIAA and IFPI, the industry launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by The NPD Group, a market research firm, in December 2013 showed that about 1 in 10 U.S. Internet users aged 13 or older who stopped or decreased their usage of filesharing services for music in the year covered by the survey were motivated by concerns about being sued and/or the legality of such services, as well as moral implications. Research conducted by Ipsos across 13 countries, as cited in IFPI’s Music Consumer Insight Report 2016, found that a majority (50%+) of respondents in various age groups from 13 – 64 years old agreed that “downloading/streaming music without permission is stealing.”

•

Legal: In conjunction with its educational efforts, the industry has taken aggressive legal action against commercial file-sharing sites, as well as cooperating with law-enforcement when criminal cases are appropriate. In April 2015, the industry reached a settlement agreement with Grooveshark that completely shut down its unauthorized streaming service.  In September, the file-sharing sites Sharebeast and Albumjams.com, which were sources of a large number of pre-release leaks and millions of unpaid downloads, were shut down by the FBI.  In addition, the industry has been successful in obtaining blocking orders in many countries, including the U.K., France, Italy, South Korea, Belgium, Spain and Portugal, that make it more difficult for end users to access infringing sites, such as BitTorrent sites. Finally, in both China and Russia, the courts have been more willing to issue rulings to combat unauthorized distribution.  Such rulings allow for the potential growth of licensed services in these countries, which have been stymied by rampant content piracy.

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and streaming music services began to be established in 2001 beginning with the launch of Rhapsody (currently known as Napster) in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download and ad-supported and subscription streaming music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to IFPI in the 2016 edition of their “Global Music Report” (formerly known as the annual “Recording Industry in Numbers” report), there are almost 400 legal digital music services providing alternatives to illegal filesharing in markets around the world, with major international services operating in more than 150 territories. Devices such as smartphones and tablets that are equipped with new capabilities are increasingly offering consumers greater capability to acquire and consume full-track downloads and streaming audio and video through mobile platforms as well as online. These devices are further facilitating usage of legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have contained piracy levels. A survey conducted by MusicWatch covering activity in the second calendar quarter of 2016 showed that incidence of peer-to-peer (P2P) sharing of music among U.S. Internet users aged 13 or older was essentially flat versus earlier quarters. The survey also reflected that other types of unauthorized music sharing, such as the downloading of music via mobile apps, and exchanging of music files via email and instant messaging (IM) services, was stable compared to the fourth calendar quarter of 2015.

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

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with SESAC, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect through December 31, 2017. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in streaming and downloads. The worldwide professional music publishing market was estimated to have generated $4.05 billion in revenues in calendar year 2014 according to figures published in April 2015 by Music & Copyright.

In addition, major publishers have the opportunity to generate significant value by the acquisition of other music publishers by extracting cost savings (as acquired libraries can be administered with little incremental cost) and by increasing revenues through more aggressive monetization efforts.

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

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music companies and are driven by consumer preferences that are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to discover, or to market and promote, recording artists and songwriters or reduce the prices of their products in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the products offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and videogames in physical and digital formats.

If the recorded music industry fails to grow or streaming revenue fails to grow at a sufficient rate to offset download and physical sales declines, our prospects and our results of operations may be adversely affected.

In the last several years, recorded music sales have been mainly flat with some slight growth following a long period of decline, while legal digital music has experienced rapid growth since 2003, and revenue streams from downloading and streaming have emerged. In fact, growth in digital sales offset declines in physical sales in 2015. Streaming revenue is important as it is offsetting declines in downloads and physical sales and represents a growing area of our Recorded Music business. According to IFPI, digital downloads accounted for 45% of global digital revenues in 2015. Streaming revenue, which includes revenue from ad-supported and subscription services, accounted for 42% of digital revenues in 2015, up 10 percentage points year-over-year. Although revenues from digital downloads fell by 10.5% in 2015, the decline was offset by an increase in streaming revenue, helping digital revenues grow by 10.2%. Streaming models comprise a range of margins. For some streaming models, our margins are superior to those for downloads and for others, our margins are slightly less. We expect these trends to continue to impact our results for the foreseeable future. There can be no assurance that this growth pattern will persist or that digital revenue will grow at a rate sufficient to offset declines in physical sales. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from sales and other exploitation of recorded music.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs or profit margins associated with new digital business, including the impact of ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws. Due to “safe harbor” defenses, revenue from ad-supported music services do not fully reflect increases in consumption. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Walmart and Target, as well as online retailers and digital music services such as Amazon, Apple Music and Google Play will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. See “—We are substantially dependent on a limited number of digital music services, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

Our prospects and financial results may be adversely affected if we fail to identify, sign and retain artists and songwriters and by the existence or absence of superstar releases and by local economic conditions in the countries in which we operate.

We are dependent on identifying, signing and retaining recording artists with long-term potential, whose debut albums are well received on release, whose subsequent albums are anticipated by consumers and whose music will continue to generate sales as part of our catalog for years to come. The competition among record companies for such talent is intense. Competition among record companies to sell and otherwise exploit records is also intense. We are also dependent on signing and retaining songwriters who will write the hit songs of today and the classics of tomorrow. Our competitive position is dependent on our continuing ability to attract and develop artists and songwriters whose work can achieve a high degree of public acceptance. Our financial results may be adversely affected if we are unable to identify, sign and retain such artists and songwriters under terms that are economically attractive to us. Our financial results may also be affected by the existence or absence of superstar artist releases during a particular period. Some music industry observers believe that the number of superstar acts with long-term appeal, both in terms of catalog sales and future releases, has declined in recent years. Additionally, our financial results are generally affected by the worldwide economic and retail environment, as well as the appeal of our Recorded Music catalog and our Music Publishing library to consumers.

We may have difficulty addressing the threats to our business associated with digital piracy.

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to IFPI’s 2009 Digital Music Report. Separately, data provided by comScore and Nielsen and publicly cited on IFPI’s website indicates that 20% of Internet users globally still access unauthorized digital sites/services on desktop-based devices on a regular basis. In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” and mobile app-based downloading of unauthorized content. As the business shifts to streaming music or access models, piracy in these models is increasing. For example, the practice of “stream-ripping,” where websites or software programs enable end-users to obtain an unauthorized copy of the audio file associated with a music video, is a growing practice among young people and in parts of the world with high mobile data costs. Research conducted by Ipsos, a recognized third-party market research firm, in conjunction with IFPI, reflects that 30% of consumers across 13 key countries engaged in stream-ripping activity in 2016, with incidence rising to 49% among 16 – 24 year olds.  A substantial portion of our revenue comes from the sale of audio products and streaming services that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales and subscriptions is hard to quantify but we believe that illegal filesharing and other forms of unauthorized activity have a substantial negative impact on music sales. We are working to control this problem in a variety of ways including by litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by enabling legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

We have positioned ourselves to take advantage of online and mobile technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales. However, legitimate channels for digital distribution have existed for less than 20 years and we cannot predict their long-term impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space.

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

We are substantially dependent on a limited number of digital music services for the online sale or other exploitation of our music and they are able to significantly influence the pricing structure for online music stores.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading digital music services that sell consumers digital music. We have limited ability to increase our wholesale prices to digital service providers as a small number of digital service providers control much of the legitimate digital music business. If these providers were to adopt a lower pricing model or if there were structural changes to other pricing models, we may receive substantially less for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of transactions. We currently enter into short-term contracts with some digital music providers or provide our content on an at will basis to others. There can be no assurance that we will be able to enter into new contracts with any digital music provider.  Additionally, digital music services at present accept and make available for sale or other exploitation all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

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

We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs. For example, our results for the fiscal year 2016 were impacted by the continued strengthening of the U.S. dollar against most currencies. See “—Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.” Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profit-making operations in developing countries.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employment arrangements. In fiscal year 2016, we did not have a direct employment arrangement with our CEO and certain of our other executive officers have at-will employment letters. Effective October 1, 2016, we began to pay our CEO as an employee but have not entered into an employment agreement with him. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in the Warner Music Group Corp. Senior Management Cash Flow Plan, and the at-will employment letters were a condition to their participation in the Plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

A significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are the two largest sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the United States, mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through voluntary industry negotiations, and performance royalty rates are set by performing rights societies and subject to challenge by performing rights licensees. Mechanical royalties are currently paid at a penny rate of 9.1 cents per song, per unit in the United States for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate) and 24 cents for ringtones. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the United States for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through voluntary industry negotiations. It is important as sales shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for Recorded Music and Music Publishing income sources through legally prescribed rate-setting processes could have a material adverse impact on our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

As of September 30, 2016, we had $1.627 billion of goodwill and $116 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music industry. We performed an annual assessment, at July 1, 2016, of the recoverability of its goodwill and indefinite-lived intangibles as of September 30, 2016, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.201 billion of definite-lived intangible assets as of September 30, 2016. Financial Accounting Standard Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended September 30, 2016. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 58% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2016. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates.

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

California Labor Code Section 2855 (“Section 2855”) limits the duration of time any individual can be bound under a contract for “personal services” to a maximum of seven years. In 1987, Subsection (b) was added, which provides a limited exception to Section 2855 for recording contracts, creating a damages remedy for record companies. Legislation was introduced in New York in 2009 to create a statute similar to Section 2855 to limit contracts between artists and record companies to a term of seven years which could be reduced to three years if the artist was not represented in the negotiation and execution of such contracts by qualified counsel experienced with entertainment industry law and practices. Such legislation could result in certain of our existing contracts with artists being declared unenforceable, or may restrict the terms under which we enter into contracts with artists in the future, either of which could adversely affect our results of operations. There is no assurance that California will not introduce legislation in the future seeking to repeal Subsection (b). The repeal of Subsection (b) and/or the passage of legislation similar to Section 2855 by other states could materially adversely affect our results of operations and financial position.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital distribution, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In addition, as PLG had meaningful operational overlap with our existing business we implemented a restructuring and integration plan and achieved cost savings in conjunction with the PLG Acquisition. In October 2016, we announced the creation of a new center of excellence for financial shared services in Nashville, Tennessee, which will combine our transactional financial functions in one location. To establish the new center, we will move some of our U.S. departments to Nashville.

We cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any ongoing or future restructuring efforts will be successful or generate expected cost savings.

Access, which indirectly owns all of our outstanding capital stock, controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile.

As a result of the Merger, affiliates of Access indirectly own all of our common stock, and the actions that Access undertakes as our sole ultimate shareholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. In addition, Access previously set the compensation for Stephen Cooper, our CEO, pursuant to an arrangement between Mr. Cooper and Access, and we reimbursed Access for any compensation paid to Mr. Cooper pursuant to the Management Agreement. As of October 1, 2016, Mr. Cooper became an employee of ours paid directly by the Company. Access also provides us with financial, investment banking, management, advisory and other services pursuant to the Management Agreement, for which we pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that may become available for purchase, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.”

Additionally, Access is in the business of making investments in companies and is actively seeking to acquire interests in businesses that operate in our industry and may compete, directly or indirectly, with us. Access may also pursue acquisition opportunities that may be complementary to our business, which could have the effect of making such acquisition opportunities unavailable to us. Access could elect to cause us to enter into business combinations or other transactions with any business or businesses in our industry that Access may acquire or control, or we could become part of a group of companies organized under the ultimate common control of Access that may be operated in a manner different from the manner in which we have historically operated. Any such business combination transaction could require that we or such group of companies incur additional indebtedness, and could also require us or any acquired business to make divestitures of assets necessary or desirable to obtain regulatory approval for such transaction. The amounts of such additional indebtedness, and the size of any such divestitures, could be material. Access may also from time to time purchase outstanding debt securities that we issued, and could also subsequently sell any such debt securities. Any such purchase or sale may affect the value of, trading price or liquidity of our debt securities. We may also, from time to time, pay dividends to our stockholders within the requirements of our debt agreements and applicable law. If we were to pay dividends, the funds used to make such dividend payments would not be available to service our indebtedness.

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

The Federal Trade Commission adopted certain revisions to its rule promulgated pursuant to COPPA, effective as of July 1, 2013, that may impose greater compliance burdens on us. COPPA imposes a number of obligations, such as obtaining verifiable parental permission on operators of websites, apps and other online services to the extent they collect certain information from children who are under 13 years of age. The changes broaden the applicability of COPPA, including by expanding the definition of “personal information” subject to the rule’s parental consent and other obligations.

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

We are highly leveraged. As of September 30, 2016, our total consolidated indebtedness, including the current portion, was $2.812 billion. In addition, we would have been able to borrow up to $145 million under our Revolving Credit Facility as of September 30, 2016 (giving effect to approximately $5 million letters of credit outstanding under our Revolving Credit Facility as of September 30, 2016).

Our high degree of leverage could have important consequences for our investors. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;
•	increase our vulnerability to general economic and industry conditions, including recessions and periods of significant inflation and financial market volatility;
•	expose us to the risk of increased interest rates because any borrowings we make under the revolving portion of our Senior Credit Facilities will bear interest at variable rates;
•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;
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

Acquisition Corp. may not be able to generate sufficient cash to service all of its indebtedness, and may be forced to take other actions to satisfy its obligations under its indebtedness, which may not be successful.

Acquisition Corp.’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. Acquisition Corp. may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

The indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

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

In addition, the credit agreements governing the Senior Term Loan Facility and Revolving Credit Facility contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

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

Our ability to borrow additional amounts under the revolving portion of the Senior Credit Facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants. In addition, under the credit agreement governing the revolving portion of our Senior Credit Facilities, a financial maintenance covenant is applicable if more than $30 million is drawn at the end of a quarter.

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments in recording artists and songwriters, capital expenditures or dividends, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The indentures governing our outstanding notes restrict our ability to dispose of assets and use the proceeds from dispositions. We may not be able to consummate those dispositions or to obtain the proceeds which we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. While subject to certain restrictions in our debt agreements, if we were to pay dividends to our shareholders, the funds used to make such dividend payments would not be available to service our indebtedness.

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

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us could cause the liquidity or market value of our indebtedness to decline and our cost of capital to increase.

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

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or ten years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space.  We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business. We also have a five-year lease ending on September 30, 2017 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. As of October 7, 2016, we entered into a lease agreement for new office space located in the Ford Factory Building at 777 S. Santa Fe Avenue, Los Angeles, California, 90021, to be used as our new Los Angeles, California headquarters beginning on August 1, 2017 for an initial term of 12 years and 9 months with a single option to extend the term of the lease for 10 years. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification, which has now been fully briefed. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

There is no established public trading market for any class of our common equity. As of December 8, 2016, there were 1,055 shares of our common stock outstanding. Affiliates of Access Industries, Inc. currently own 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in the fiscal years ended September 30, 2016, 2015 or 2014. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors our Board of Directors may deem relevant.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Term Loan Facility and the Revolving Credit Facility.

On December 2, 2016, our Board of Directors approved a special cash dividend of $54 million to be paid on January 3, 2017 to stockholders of record as of December 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2016 and 2015, and the statement of operations and other data for the fiscal years ended September 30, 2016, 2015 and 2014 have been derived from our audited financial statements included in this annual report on Form 10-K and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2016	2015	2014	2013	2012
	(in millions)
Statement of Operations Data:
Revenues	$3,246	$2,966	$3,027	$2,871	$2,780
Net income (loss) attributable to Warner Music Group Corp. (1) (2)	25	(91)	(308)	(198)	(112)

Balance Sheet Data (at period end):
Cash and equivalents	$359	$246	$157	$155	$302
Total assets	5,369	5,621	5,909	6,210	5,228
Total debt (including current portion of long-term debt)	2,812	2,994	3,030	2,867	2,206
Warner Music Group Corp. equity	195	221	371	726	927

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$342	$222	$130	$159	$209
Investing activities	(8)	(95)	(155)	(808)	(58)
Financing activities	(216)	(19)	37	511	(3)
Capital expenditures	(42)	(63)	(76)	(34)	(32)

(1)

Net income (loss) attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2016 includes net loss on extinguishment of debt of $18 million, gain on sale of real estate of $24 million and net gain on divestitures primarily related to PLG of $9 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2015 includes $2 million of PLG restructuring charges and $5 million of PLG-related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2014 includes $50 million of PLG restructuring charges, $59 million of PLG-related professional fees and integration costs and loss on extinguishment of debt of $141 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2013 includes a transaction fee under the Management Agreement of $11 million related to the PLG Acquisition, $22 million of PLG restructuring charges, and $43 million of PLG-related professional fees and integration costs.

(2)

Net income (loss) attributable to Warner Music Group Corp. includes severance charges unrelated to the PLG Acquisition of $11 million, $6 million, $7 million, $11 million and $42 million for the fiscal year ended September 30, 2016, the fiscal year ended September 30, 2015, the fiscal year ended September 30, 2014, the fiscal year ended September 30, 2013 and the fiscal year ended September 30, 2012, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “Annual Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report. Additionally, important factors could cause our actual results to differ materially from the forward-looking statements we make in this Annual Report. As stated elsewhere in this Annual Report, such risks, uncertainties and other important factors include, among others:

•	the failure of the digital portion of the global recorded music industry to grow or grow at a significant rate to offset declines in the physical portion of the global recorded music industry;
•	downward pressure on our pricing and our profit margins and reductions in shelf space;
•	our ability to identify, sign and retain artists and songwriters and the existence or absence of superstar releases;
•	threats to our business associated with digital piracy;
•	the significant threat posed to our business and the music industry by organized industrial piracy;
•	the popular demand for particular recording artists and/or songwriters and albums and the timely completion of albums by major recording artists and/or songwriters;
•	the diversity and quality of our portfolio of songwriters;
•	the diversity and quality of our album releases;
•	the impact of legitimate channels for digital distribution of our creative content;
•	our dependence on a limited number of digital music services for the online sale of our music recordings and their ability to significantly influence the pricing structure for online music stores;
•	our involvement in intellectual property litigation;
•	our ability to continue to enforce our intellectual property rights in digital environments;
•

the ability to develop a successful business model applicable to a digital environment and to enter into artist services and expanded-rights deals with recording artists in order to broaden our revenue streams in growing segments of the music business;

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
•	significant fluctuations in our operations and cash flows from period to period;
•	our inability to compete successfully in the highly competitive markets in which we operate;
•	trends, developments or other events in some foreign countries in which we operate;
•	local economic conditions in the countries in which we operate;
•	our failure to attract and retain our executive officers and other key personnel;
•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
•	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
•	unfavorable currency exchange rate fluctuations;
•	our failure to have full control and ability to direct the operations we conduct through joint ventures;
•	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
•	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
•	the growth of other products that compete for the disposable income of consumers;
•	the impact of, and risks inherent in, acquisitions or business combinations;
•	risks inherent to our outsourcing of information technology (“IT”) infrastructure and certain finance and accounting functions;
•	our ability to maintain the security of information relating to our customers, employees and vendors and our music-based content;
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

•	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
•	changes in law and government regulations; and
•	risks related to other factors discussed under “Risk Factors” of this Annual Report.

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

•

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2016, September 30, 2015 and September 30, 2014. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2016, September 30, 2015 and September 30, 2014, as well as a discussion of our financial condition and liquidity as of September 30, 2016. The discussion of our financial condition and liquidity includes a summary of the key debt compliance measures under our debt agreements.

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

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income, net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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

Recorded Music Operations

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing albums and marketing and promoting artists and their products.

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

Recorded Music revenues are derived from four main sources:

•	Digital: the rightsholder receives revenues with respect to digital download and digital streaming services;
•	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs, vinyl and DVDs;
•

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

•

Product costs—the costs to manufacture, package and distribute products to wholesale and retail distribution outlets, the royalty costs associated with distributing products of independent labels to wholesale and retail distribution outlets, as well as the costs related to our artist services business;

•

Selling and marketing expenses—the costs associated with the promotion and marketing of artists and recorded music products, including costs to produce music videos for promotional purposes and artist tour support; and

•	General and administrative expenses—the costs associated with general overhead and other administrative expenses.

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

Music Publishing revenues are derived from five main sources:

•

Performance: the rightsholder receives revenues if the composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;

•	Digital: the rightsholder receives revenues with respect to compositions embodied in recordings sold in digital download services, digital streaming services and digital performance;
•	Mechanical: the rightsholder receives revenues with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, vinyl and DVDs;
•

Synchronization: the rightsholder receives revenues for the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise; and

•	Other: the rightsholder receives revenues for use in printed sheet music and other uses.

The principal costs associated with our Music Publishing operations are as follows:

•

Artist and repertoire costs—the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works and (ii) signing and developing songwriters; and

•	Selling and marketing, general overhead and other administrative expenses—the costs associated with selling and marketing, general overhead and other administrative expenses.

Recent Developments

Pandora

On April 17, 2014, we joined with UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC and ABKCO Music & Records, Inc. in a lawsuit brought against Pandora Media Inc. in the Supreme Court of the State of New York, alleging copyright infringement for Pandora’s use of pre-1972 sound recordings. A settlement was reached on October 23, 2015 pursuant to which Pandora will pay the plaintiffs a total of $90 million and the plaintiffs dismissed their lawsuit with prejudice. Of the total $90 million, $60 million was paid upon settlement and the remaining amount was paid in four equal installments of $7.5 million from January 1, 2016 through October 1, 2016. The settlement resolves all past claims as to Pandora’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Pandora, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. The allocation of the settlement proceeds among the plaintiffs was determined in November 2016 and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $18 million which will be recognized in revenue during fiscal year 2017. We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Pandora is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

Sirius XM

On September 11, 2013, we joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year. The balance will be recognized in revenue ratably over the next five quarters. We are sharing our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation is being paid to artists by SoundExchange.

November 2016 Senior Term Loan Credit Agreement Amendment

On November 21, 2016, Acquisition Corp received lender consent to an amendment (the “November 2016 Senior Term Loan Amendment”) to the Senior Term Loan Credit Agreement governing Acquisition Corp.’s Senior Term Loan Facility, which extended the maturity date of the Senior Term Loan Credit Agreement to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity date of certain of  the Acquisition Corp.’s other outstanding indebtedness and increased the principal amount outstanding by $27.5 million to $1,006 million.

5.625% Existing Secured Notes Redemption

On November 21, 2016, Acquisition Corp. redeemed 10%, or $27.5 million, of its 5.625% Senior Secured Notes due 2022 (the “5.625% Secured Notes”). The redemption price was equal to 103% of the principal amount of the 5.625% Secured Notes, plus accrued and unpaid interest to, but not including the redemption date. Following the partial redemption by Acquisition Corp. of the 5.625% Secured Notes, $247.5 million of the 5.625% Secured Notes remain outstanding.

October 2016 Refinancing Transactions

On October 18, 2016, Acquisition Corp. issued €345 million in aggregate principal amount of its 4.125% Senior Secured Notes due 2024 and $250 million in aggregate principal amount of its 4.875% Senior Secured Notes due 2024. Acquisition Corp. used the net proceeds to pay the consideration in the tender offers and satisfy and discharge its 2021 Senior Secured Notes as described below.  See “Financial Condition and Liquidity” for more information.

On October 18, 2016, Acquisition Corp. accepted for purchase in connection with tender offers for its 6.000% Senior Secured Notes due 2021 (the “Existing Dollar Notes”) and 6.250% Senior Secured Notes due 2021 (the “Existing Euro Notes” and, together with the Existing Dollar Notes, the “2021 Senior Secured Notes”) the 2021 Senior Secured Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on October 17, 2016 (the “Expiration Time”). Acquisition Corp. then issued a notice of redemption on October 18, 2016 with respect to the remaining 2021 Senior Secured Notes not accepted for payment pursuant to the tender offers. Following payment of the 2021 Senior Secured Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee for the 2021 Senior Secured Notes not accepted for purchase in the tender offers funds sufficient to satisfy all obligations remaining to the date of redemption, which redemption date will be January 15, 2017, under the applicable indenture governing the 2021 Senior Secured Notes. These transactions are collectively referred to as the “October 2016 Refinancing Transactions.”

Factors Affecting Results of Operations and Financial Condition

PLG-Related Costs

We incurred certain costs, primarily representing professional fees, related to our participation in a sales process, which resulted in the sale of Parlophone Label Group by Universal Music Group. Subsequent to the close of the PLG Acquisition, we also incurred other integration and other nonrecurring costs related to the PLG Acquisition. Total professional fees and integration costs amounted to approximately $5 million for the fiscal year ended September 30, 2015 and $59 million for the fiscal year ended September 30, 2014, and were recorded in the consolidated statements of operation within general and administrative expense. All material integration costs were incurred at the end of fiscal 2015. No PLG-related costs were incurred for the fiscal year ended September 30, 2016.

Restructuring Costs and Expected Cost Savings and Other Synergies from the PLG Acquisition

In conjunction with the PLG Acquisition, we undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions and real estate consolidation. The Restructuring Plan was approved by our CEO. As of September 30, 2015, the Restructuring Plan was complete and resulted in approximately $74 million in restructuring costs, which were made up of employee-related costs of $67 million, real estate costs of $6 million and other costs of $1 million. Total restructuring costs of $2 million were incurred in the fiscal year ended September 30, 2015 with respect to these actions, which consisted of $2 million of real estate costs. Total restructuring costs of $50 million were incurred during the fiscal year ended September 30, 2014 with respect to these actions, which consisted of $45 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total cash payments of $74 million were made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility.

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

Severance Charges

We recorded severance charges unrelated to the PLG Acquisition of $11 million, $6 million, and $7 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.  These charges resulted from actions taken to further align our cost structure with industry trends and other cost-containment initiatives.

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

Sale of Non-Core Assets

During the fiscal year ended September 30, 2016, we sold several non-core assets including real estate and divestitures related to PLG and other non-core assets. The cash received for these sales was $42 million and $45 million, respectively. The net gain recognized for each of these sales was $24 million and $9 million, respectively.

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

July 2016 Senior Term Loan Credit Agreement Amendment

On July 15, 2016, Acquisition Corp. received lender consent to an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendment dated as of May 9, 2013, the “Senior Term Loan Credit Agreement”), governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Senior Term Loan Facility”) described under “Liquidity—Senior Term Loan Facility.” The Senior Term Loan Credit Agreement Amendment (among other changes) conforms certain baskets governing the ability to incur debt and liens to the equivalent provisions applicable to the notes offered. The effectiveness of such changes to the baskets was subject to certain conditions, which have now been satisfied by the completed issuance and sale of the July 2016 Notes Offering and the prepayment, pursuant to the prepayment notice dated July 22, 2016, of $295.5 million of the Tranche B Term Loans (as defined in the Senior Term Loan Credit Agreement) with the net proceeds from the sale of the July 2016 Notes Offering.

July 2016 Notes Offering

On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.00% Senior Secured Notes due 2023. Acquisition Corp. used the net proceeds for the prepayment of $295.5 million of its outstanding Senior Term Loan Facility due 2020. See “Financial Condition and Liquidity” for more information.

Holdings Debt Redemptions

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

Revolving Credit Agreement Amendment

On June 13, 2016, Acquisition Corp. received unanimous lender consent to an amendment (the “Revolving Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of April 23, 2013 and March 25, 2014, the “Revolving Credit Agreement”), governing the Company’s senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”) described under “Liquidity—Revolving Credit Facility.” The Revolving Credit Agreement Amendment became effective on June 13, 2016. The Revolving Credit Agreement Amendment (among other changes) (i) extends the maturity date of the Revolving Credit Facility to April 1, 2021 and (ii) replaces the financial covenant with a flat senior secured leverage ratio of 4.625:1.00 (with no step-down), applicable only when the Revolving Credit Facility is drawn in excess of a certain amount at the end of a quarter.

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

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during fiscal year ended September 30, 2016. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

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

Such costs incurred by the Company were approximately $9 million, $9 million and $8 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, which includes the annual fee, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for each of the fiscal years ended September 30, 2016, 2015 and 2014.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2016 Compared with Fiscal Year Ended September 30, 2015 and Fiscal Year Ended September 30, 2014

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical	$726	$767	$822	$(41)	-5%	$(55)	-7%
Digital	1,364	1,145	1,103	219	19%	42	4%
Total Physical and Digital	2,090	1,912	1,925	178	9%	(13)	-1%
Artist services and expanded-rights	368	301	332	67	22%	(31)	-9%
Licensing	278	288	269	(10)	-4%	19	7%
Total Recorded Music	2,736	2,501	2,526	235	9%	(25)	-1%
Performance	193	184	206	9	5%	(22)	-11%
Digital	141	99	97	42	42%	2	2%
Mechanical	70	86	101	(16)	-19%	(15)	-15%
Synchronization	110	103	102	7	7%	1	1%
Other	10	10	11	—	—%	(1)	-9%
Total Music Publishing	524	482	517	42	9%	(35)	-7%
Intersegment eliminations	(14)	(17)	(16)	3	-18%	(1)	6%
Total Revenue	$3,246	$2,966	$3,027	$280	9%	$(61)	-2%
Revenue by Geographical Location
U.S. Recorded Music	$1,129	$980	$948	$149	15%	$32	3%
U.S. Music Publishing	231	191	193	40	21%	(2)	-1%
Total U.S.	1,360	1,171	1,141	189	16%	30	3%
International Recorded Music	1,607	1,521	1,578	86	6%	(57)	-4%
International Music Publishing	293	291	324	2	1%	(33)	-10%
Total International	1,900	1,812	1,902	88	5%	(90)	-5%
Intersegment eliminations	(14)	(17)	(16)	3	-18%	(1)	6%
Total Revenue	$3,246	$2,966	$3,027	$280	9%	$(61)	-2%

Total Revenue

2016 vs. 2015

Total revenue increased by $280 million, or 9%, to $3.246 billion for the fiscal year ended September 30, 2016 from $2.966 billion for the fiscal year ended September 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $377 million, or 13%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of revenues for both the fiscal year ended September 30, 2016 and the fiscal year ended September 30, 2015. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenues for the fiscal year ended September 30, 2016 and 39% and 61% of total revenues for the fiscal year ended September 30, 2015.

Total digital revenues after intersegment eliminations increased by $260 million, or 21%, to $1.499 billion for the fiscal year ended September 30, 2016 from $1.239 billion for the fiscal year ended September 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $293 million, or 24%. Total digital revenues represented 46% and 42% of consolidated revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2016 were comprised of U.S. revenues of $802 million and international revenues of $703 million, or 53% and 47% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2015 were comprised of U.S. revenues of $629 million and international revenues of $615 million, or 51% and 49% of total digital revenues, respectively.

Recorded Music revenues increased by $235 million, or 9%, to $2.736 billion for the fiscal year ended September 30, 2016 from $2.501 billion for the fiscal year ended September 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $312 million, or 13%.  U.S. Recorded Music revenues were $1,129 million and $980 million, or 41% and 39% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively. International Recorded Music revenues were $1.607 billion and $1.521 billion, or 59% and 61% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $219 million to $1,364 million for the fiscal year ended September 30, 2016 from $1,145 million for the fiscal year ended September 30, 2015 as a result of strong success from Coldplay, Twenty One Pilots, Fetty Wap, Charlie Puth and Ed Sheeran and the continued growth in streaming services. The increase in digital revenue was also attributable to the impact of the legal settlement with Sirius XM of $28 million. Revenue from streaming services grew by $305 million to $908 million for the fiscal year ended September 30, 2016 from $603 million for the fiscal year ended September 30, 2015 and was partially offset by digital download declines of $87 million to $434 million for the fiscal year ended September 30, 2016 from $521 million for the fiscal year ended September 30, 2015. Artist services and expanded-rights revenue increased by $67 million primarily due to the success of the Johnny Hallyday tour in France and successful tours in Italy and Japan. Physical revenue decreased by $41 million primarily due to the shift from physical revenue to digital revenue. Licensing revenue decreased by $10 million due to the unfavorable impact of foreign currency exchange rates of $12 million.

Music Publishing revenues increased by $42 million, or 9%, to $524 million for the fiscal year ended September 30, 2016 from $482 million for the fiscal year ended September 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $62 million, or 13%.  U.S. Music Publishing revenues were $231 million and $191 million, or 44% and 40%, of consolidated Music Publishing revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively. International Music Publishing revenues were $293 million and $291 million, or 56% and 60%, of consolidated Music Publishing revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increases in digital revenue of $42 million, performance revenue of $9 million and synchronization revenue of $7 million, partially offset by a decrease in mechanical revenue of $16 million. The increase in digital revenue was due to increases in streaming of $37 million and digital downloads and other revenue of $5 million. Performance revenue increased due to increased market share in the United States. Synchronization revenue increased due to increased activity during the year. The decrease in mechanical revenue was attributable to the ongoing shift towards digital products in the industry.

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

The overall decrease in Recorded Music revenue was driven by the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased due to increases in physical revenue of $15 million, digital revenue of $107 million, licensing revenue of $40 million and artist services and expanded-rights revenue of $6 million. Physical revenue decreased by $55 million, or increased by $15 million excluding the unfavorable impact of foreign currency exchange rates, as a result of physically-centric releases from key artists such as Josh Groban, Pink Floyd and Led Zeppelin, as well as local releases in physically-centric territories such as France. The impact of these releases partially offset the continued shift from physical to digital sales in the recorded music industry. Digital revenue increased by $42 million, or $107 million excluding the unfavorable impact of foreign currency exchange rates, as a result of strong releases from David Guetta and Wiz Khalifa, as well as the carryover success of Ed Sheeran’s album “x”, Michael Bublé’s album “Christmas” and Coldplay’s album “Ghost Stories”, and the continued growth in streaming. Revenue from streaming services grew by $126 million and was partially offset by digital download declines of $72 million. Licensing revenue increased by $19 million, or $40 million excluding the unfavorable impact of foreign currency exchange rates, as a result of increased synchronization activity in the year as well as the inclusion of PLG repertoire in broadcast fee income for the first time since the completion of the PLG Acquisition in certain territories. Artist services and expanded-rights revenue decreased by $31 million, or increased by $6 million excluding the unfavorable impact of foreign currency exchange rates, due to the timing of tours from artists such as Ed Sheeran, Bruno Mars and Skrillex.

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

Revenue by Geographical Location

2016 vs. 2015

U.S. revenue increased by $189 million, or 16%, to $1.360 billion for the fiscal year ended September 30, 2016 from $1.171 billion for the fiscal year ended September 30, 2015. U.S. Recorded Music revenue increased by $149 million or 15%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $138 million due to strong releases from Twenty One Pilots and Fetty Wap, the continued growth in streaming services and the impact of the Sirius XM legal settlement. U.S. artist services and expanded-rights revenue increased by $14 million due to merchandise revenue generated from successful U.S. artist tours. U.S. physical revenue increased by $10 million primarily due to strong releases from Coldplay, Grateful Dead and Twenty One Pilots. U.S. Licensing revenue declined $13 million due to a decrease in synchronization activity. U.S. Music Publishing revenues increased by $40 million or 21%. The primary factor was the increase in U.S. Music Publishing digital revenue, which increased by $35 million due to increases in streaming services and digital downloads. U.S Performance revenue increased by $9 million due to an increase in market share and U.S. synchronization revenue increased by $7 million due to increased activity. U.S. mechanical revenue declined $12 million due to the ongoing shift towards digital products in the industry.

International revenue increased by $88 million, or 5%, to $1.900 billion for the fiscal year ended September 30, 2016 from $1.812 billion for the fiscal year ended September 30, 2015. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $185 million or 11%. International Recorded Music revenue increased $86 million primarily due to increases in digital revenue of $81 million, artist services and expanded-rights revenue of $53 million and licensing revenue of $3 million, partially offset by a decrease in physical revenue of $51 million. International Recorded Music digital revenue increased due to a $136 million increase in streaming services revenue, partially offset by $56 million decline in digital download revenue. The increase in streaming revenue was due to the continued adoption of streaming models internationally and the success from Coldplay, Twenty One Pilots and Ed Sheeran. International Recorded Music artist services and expanded-rights revenue increased due to strong concert promotion revenue in Europe as a result of the Johnny Hallyday tour in France and successful tours in Italy and Japan.  The main driver of the increase in International Recorded Music licensing revenue was increased licensing revenue from the U.K., partially offset by the unfavorable impact of foreign currency exchange rates. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $29 million and the continued shift from physical revenue to digital revenue. The increase in International Music Publishing revenue of $2 million was due to the increase in digital revenue, partially offset by a decrease in mechanical revenue and the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing Revenue increased by $22 million or 8%.

2015 vs. 2014

U.S. revenues increased by $30 million, or 3%, to $1.171 billion for the fiscal year ended September 30, 2015 from $1.141 billion for the fiscal year ended September 30, 2014. U.S. Recorded Music revenue increased by $32 million or 3%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $36 million due to strong releases and the continued growth in streaming services. U.S Licensing revenue increased by $7 million due to an increase in synchronization activity and U.S. artist services and expanded-rights revenue increased by $6 million due to the timing of tours. U.S. Recorded Music physical revenue declined $17 million due to stronger physically-centric releases in the prior year and the continued shift from physical to digital sales in the recorded music industry. U.S. Music Publishing revenues declined $2 million primarily due to a $1 million decline in U.S. Music Publishing digital revenue and a $1 million decrease in U.S. Music Publishing other revenue. U.S. Music Publishing performance, mechanical and synchronization revenue remained flat year over year.

International revenues decreased by $90 million, or 5%, to $1.812 billion for the fiscal year ended September 30, 2015 from $1.902 billion for the fiscal year ended September 30, 2014. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $144 million or 9%. International Recorded Music revenue decreased $57 million primarily due to decreases in physical revenue of $38 million and artist services and expanded-rights revenue of $37 million, partially offset by increases in digital revenue of $6 million and licensing revenue of $12 million. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $70 million, partially offset by the success of key physically-centric international artists such as Pink Floyd and Led Zeppelin as well as local release success in local territories outside of the U.S. and U.K., including France. International Recorded Music artist services and expanded-rights revenue decreased by $37 million due to the unfavorable impact of foreign currency exchange rates. The main driver of the increase in International Recorded Music digital revenue was a $64 million increase in streaming services revenue due to the increasing availability of streaming access models internationally and strong releases from Ed Sheeran, David Guetta, and Wiz Khalifa. This growth in streaming was partially offset by a $49 million decline in digital download revenue. The main driver of the increase in International Recorded Music licensing revenue was the inclusion of PLG repertoire in broadcast fee income and the timing of collection society distributions. The decrease in International Music Publishing revenue of $33 million was due to the unfavorable impact of foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange rates, International Music Publishing Revenue increased by $8 million or 3%.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,113	$980	$998	$133	14%	$(18)	-2%
Product costs	594	531	572	63	12%	(41)	-7%
Total cost of revenues	$1,707	$1,511	$1,570	$196	13%	$(59)	-4%

2016 vs. 2015

Our cost of revenues increased by $196 million, or 13%, to $1.707 billion for the fiscal year ended September 30, 2016 from $1.511 billion for the fiscal year ended September 30, 2015. Expressed as a percentage of revenues, cost of revenues increased to 53% for the fiscal year ended September 30, 2016 from 51% for the fiscal year ended September 30, 2015.

Artist and repertoire costs increased by $133 million, or 14%, to $1,113 million for the fiscal year ended September 30, 2016 from $980 million for the fiscal year ended September 30, 2015.  Artist and repertoire costs as a percentage of revenues increased to 34% for the fiscal year ended September 30, 2016 from 33% for the fiscal year ended September 30, 2015. The increase was primarily driven by the mix of revenue.

Product costs increased by $63 million, or 12%, to $594 million for the fiscal year ended September 30, 2016 from $531 million for the fiscal year ended September 30, 2015.  Product costs as a percentage of revenues remained flat 18% for both the fiscal year ended September 30, 2016 and the fiscal year ended September 30, 2015.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$584	$586	$659	$(2)	—%	$(73)	-11%
Selling and marketing expense	437	428	451	9	2%	(23)	-5%
Distribution expense	61	59	62	2	3%	(3)	-5%
Total selling, general and administrative expense	$1,082	$1,073	$1,172	$9	1%	$(99)	-8%

(1)	Includes depreciation expense of $50 million, $54 million and $55 million for the fiscal year ended September 30, 2016, 2015 and 2014, respectively.

2016 vs. 2015

Total selling, general and administrative expense increased by $9 million, or 1%, to $1.082 billion for the fiscal year ended September 30, 2016 from $1.073 billion for the fiscal year ended September 30, 2015. Expressed as a percentage of revenues, selling, general and administrative expenses decreased to 33% for the fiscal year ended September 30, 2016 from 36% for the fiscal year ended September 30, 2015.

General and administrative expenses decreased by $2 million, or 0%, to $584 million for the fiscal year ended September 30, 2016 from $586 million for the fiscal year ended September 30, 2015. The decline in general and administrative expense was primarily due to a net gain on divestitures of $9 million, net gain on contract termination of $6 million, decline in PLG Acquisition related costs of $5 million, a decline in non-recurring facilities costs of $7 million, and ongoing savings from cost management efforts.  These decreases were partially offset by costs related to the Happy Birthday settlement and an increase in variable compensation expense of $24 million associated with improved operating performance. Expressed as a percentage of revenue, general and administrative expense decreased to 18% for the fiscal year ended September 30, 2016 from 20% for the fiscal year ended September 30, 2015.

Selling and marketing expense increased by $9 million, or 2%, to $437 million for the fiscal year ended September 30, 2016 from $428 million for the fiscal year ended September 30, 2015. Selling and marketing expense increased in line with the increase in revenue. Expressed as a percentage of revenues, selling and marketing expense remained flat at 14% for the fiscal years ended September 30, 2016 and September 30, 2015.

Distribution expense increased by $2 million, or 3%, to $61 million for the fiscal year ended September 30, 2016 from $59 million for the fiscal year ended September 30, 2015. Expressed as a percentage of revenues, distribution expense remained flat at 2% for both the fiscal year ended September 30, 2016 and September 30, 2015.

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

Reconciliation of Consolidated OIBDA to Operating Income and Net Income (Loss) Attributable to Warner Music Group Corp.

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles OIBDA to operating income, and further provides the components from operating income to net loss attributable to Warner Music Group Corp. for purposes of the discussion that follows (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
OIBDA	$507	$436	$340	$71	16%	$96	28%
Depreciation expense	(50)	(54)	(55)	4	-7%	1	-2%
Amortization expense	(243)	(255)	(266)	12	-5%	11	-4%
Operating income	214	127	19	87	69%	108	—%
Loss on extinguishment of debt	(18)	—	(141)	(18)	—%	141	-100%
Interest expense, net	(173)	(181)	(203)	8	-4%	22	-11%
Other income (expense), net	18	(21)	(4)	39	—%	(17)	—%
Income (loss) before income taxes	41	(75)	(329)	116	—%	254	-77%
Income tax (expense) benefit	(11)	(13)	26	2	-15%	(39)	-150%
Net income (loss)	30	(88)	(303)	118	-134%	215	-71%
Less: Income attributable to noncontrolling interest	(5)	(3)	(5)	(2)	67%	2	-40%
Net income (loss) attributable to Warner Music Group Corp.	$25	$(91)	$(308)	$116	-128%	$217	-71%

OIBDA

2016 vs. 2015

Our OIBDA increased by $71 million, or 16%, to $507 million for the fiscal year ended September 30, 2016 as compared to $436 million for the fiscal year ended September 30, 2015 primarily as a result of higher revenues. Expressed as a percentage of total revenue, OIBDA increased to 16% for the fiscal year ended September 30, 2016 from 15% for the fiscal year ended September 30, 2015.

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

Depreciation expense

2016 vs. 2015

Our depreciation expense decreased by $4 million, or 7%, to $50 million for the fiscal year ended September 30, 2016 from $54 million for the fiscal year ended September 30, 2015 due to assets becoming fully depreciated.

2015 vs. 2014

Our depreciation expense decreased by $1 million, or 2%, to $54 million for the fiscal year ended September 30, 2015 from $55 million for the fiscal year ended September 30, 2014 due to the impact of foreign currency exchange rates.

Amortization expense

2016 vs. 2015

Amortization expense decreased by $12 million, or 5%, to $243 million for the fiscal year ended September 30, 2016 from $255 million for the fiscal year ended September 30, 2015 due to the impact of foreign currency exchange rates and intangible assets becoming fully amortized.

2015 vs. 2014

Amortization expense decreased by $11 million, or 4%, to $255 million for the fiscal year ended September 30, 2015 from $266 million for the fiscal year ended September 30, 2014 due to the impact of foreign currency exchange rates.

Operating income

2016 vs. 2015

Our operating income increased $87 million to $214 million for the fiscal year ended September 30, 2016 from $127 million for the fiscal year ended September 30, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

2015 vs. 2014

Our operating income increased $108 million to $127 million for the fiscal year ended September 30, 2015 from $19 million for the fiscal year ended September 30, 2014. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

Loss on extinguishment of debt

2016 vs. 2015

We recorded a loss on extinguishment of debt in the amount of $18 million for the fiscal year ended September 30, 2016. There was no such activity or comparable charges in the fiscal year ended September 30, 2015.  Please refer to Note 6 of our Consolidated Financial Statements for further discussion.

2015 vs. 2014

We recorded a loss on extinguishment of debt in the amount of $141 million for the fiscal year ended September 30, 2014. There was no such activity or comparable charges in the fiscal year ended September 30, 2015.

Interest expense, net

2016 vs. 2015

Our interest expense, net, decreased by $8 million, or 4% to $173 million for the fiscal year ended September 30, 2016 from $181 million for the fiscal year ended September 30, 2015. This was primarily driven by the reduction in our debt, interest rates and no borrowings under the Revolving Credit Facility in the current fiscal year.

2015 vs. 2014

Our interest expense, net, decreased by $22 million, or 11% to $181 million for the fiscal year ended September 30, 2015 from $203 million for the fiscal year ended September 30, 2014. This was primarily driven by lower interest rates as a result of our refinancing in fiscal 2014.

Other income (expense), net

2016 vs. 2015

Other income (expense), net, increased by $39 million to $18 million for the fiscal year ended September 30, 2016 from other operating expense of $21 million for the fiscal year ended September 30, 2015. Other income (expense), net, primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities and intercompany receivables and payables that are short term in nature. The current year income is primarily due to a non-recurring gain on sale of real estate of $24 million, partially offset by losses on our intercompany loans of $7 million for the fiscal year ended September 30, 2016.

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

Income tax (expense) benefit

2016 vs. 2015

We incurred income tax expense of $11 million for the fiscal year ended September 30, 2016 compared to an income tax expense of $13 million for the fiscal year ended September 30, 2015. The net decrease of $2 million in income tax expense primarily relates to the tax benefit of reduction in income tax rates in the U.K. and Italy offset by an increase in income tax expense as a result of higher pretax income.

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

Net income (loss)

2016 vs. 2015

Our net income (loss) increased by $118 million, to net income of $30 million for the fiscal year ended September 30, 2016 as compared to a net loss of $88 million for the fiscal year ended September 30, 2015 as a result of the factors described above. The increase in income was driven by the increase in operating income and the factors described above.

2015 vs. 2014

Our net loss decreased by $215 million, to $88 million for the fiscal year ended September 30, 2015 as compared to $303 million for the fiscal year ended September 30, 2014 as a result of the factors described above. The smaller loss was driven by the increase in operating income and the factors described above.

Noncontrolling interest

2016 vs. 2015

Net income attributable to noncontrolling interests was $5 million for the fiscal year ended September 30, 2016 and $3 million for the fiscal year ended September 30, 2015.

2015 vs. 2014

Net income attributable to noncontrolling interests was $3 million for the fiscal year ended September 30, 2015 and $5 million for the fiscal year ended September 30, 2014.

Business Segment Results

Revenue, OIBDA and operating income (loss) by business segment are as follows (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$2,736	$2,501	$2,526	$235	9%	$(25)	-1%
OIBDA	459	379	267	80	21%	112	42%
Operating income	247	151	31	96	64%	$120	—%
Music Publishing
Revenue	524	482	517	42	9%	$(35)	-7%
OIBDA	138	146	166	(8)	-6%	(20)	-12%
Operating income	68	77	94	(9)	-12%	$(17)	-18%
Corporate expenses and eliminations
Revenue elimination	(14)	(17)	(16)	3	-18%	$(1)	6%
OIBDA	(90)	(89)	(93)	(1)	1%	4	-4%
Operating loss	(101)	(101)	(106)	—	—%	$5	-5%
Total
Revenue	3,246	2,966	3,027	280	9%	$(61)	-2%
OIBDA	507	436	340	71	16%	96	28%
Operating income	214	127	19	87	69%	$108	—%

Recorded Music

Revenues

2016 vs. 2015

Recorded Music revenues increased by $235 million, or 9%, to $2.736 billion for the fiscal year ended September 30, 2016 from $2.501 billion for the fiscal year ended September 30, 2015. U.S. Recorded Music revenues were $1,129 million and $980 million, or 41% and 39% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively. International Recorded Music revenues were $1.607 billion and $1.521 billion, or 59% and 61% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively.

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

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$810	$725	$725	$85	12%	$—	—%
Product costs	594	531	572	63	12%	(41)	-7%
Total cost of revenues	$1,404	$1,256	$1,297	$148	12%	$(41)	-3%

2016 vs. 2015

Recorded Music cost of revenues increased by $148 million, or 12%, to $1.404 billion for the fiscal year ended September 30, 2016 from $1.256 billion for the fiscal year ended September 30, 2015. Artist and repertoire costs as a percentage of revenue increased to 30% for the fiscal year ended September 30, 2016 from 29% for the fiscal year ended September 30, 2015 due to a change in the revenue mix. Specifically, the increase was driven by royalty expense on higher concert promotion revenue and strong performance from lower margin repertoire. The increase in Recorded Music product costs was primarily driven by an increase in artist services and expanded-rights revenue, specifically an  increase in concert promotion revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues increased to 51% for the fiscal year ended September 30, 2016 from 50% for the fiscal year ended September 30, 2015.

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

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$412	$420	$489	$(8)	-2%	$(69)	-14%
Selling and marketing expense	432	423	446	9	2%	(23)	-5%
Distribution expense	61	59	62	2	3%	(3)	-5%
Total selling, general and administrative expense	$905	$902	$997	$3	0%	$(95)	-10%

(1)	Includes depreciation expense of $32 million, $36 million, and $35 million for the fiscal year ended September 30, 2016, 2015 and 2014, respectively.

2016 vs. 2015

Recorded Music selling, general and administrative expense increased by $3 million, or 0%, to $905 million for the fiscal year ended September 30, 2016 from $902 million for the fiscal year ended September 30, 2015. The decrease in Recorded Music general and administrative expense was primarily due to a net gain on contract termination of $6 million, a net gain on divestitures of $6 million, decline in PLG Acquisition related costs of $5 million, a $3 million decline in IT-related costs and ongoing savings from cost management efforts. These decreases were offset by increased variable compensation expense of $15 million associated with improved operating performance. Selling and marketing expense increased in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 33% for the fiscal year ended September 30, 2016 from 36% for the fiscal year ended September 30, 2015.

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

OIBDA and Operating income

Recorded Music operating income included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
OIBDA	$459	$379	$267	$80	21%	$112	42%
Depreciation and amortization	(212)	(228)	(236)	16	-7%	8	-3%
Operating income	$247	$151	$31	$96	64%	$120	—%

2016 vs. 2015

Recorded Music OIBDA increased by $80 million, or 21%, to $459 million for the fiscal year ended September 30, 2016 from $379 million for the fiscal year ended September 30, 2015 primarily as a result of higher Recorded Music revenues. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA increased to 17% for the fiscal year ended September 30, 2016 from 15% for the fiscal year ended September 30, 2015.

Recorded Music operating income increased by $96 million to $247 million for the fiscal year ended September 30, 2016 from $151 million for the fiscal year ended September 30, 2015 mainly due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in depreciation and amortization expense.

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

Music Publishing

Revenues

2016 vs. 2015

Music Publishing revenues increased by $42 million, or 9%, to $524 million for the fiscal year ended September 30, 2016 from $482 million for the fiscal year ended September 30, 2015. U.S. Music Publishing revenues were $231 million and $191 million, or 44% and 40%, of Music Publishing revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively. International Music Publishing revenues were $293 million and $291 million, or 56% and 60%, of Music Publishing revenues for the fiscal year ended September 30, 2016 and September 30, 2015, respectively.

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

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$317	$272	$289	$45	17%	$(17)	-6%
Total cost of revenues	$317	$272	$289	$45	17%	$(17)	-6%

2016 vs. 2015

Music Publishing cost of revenues increased by $45 million, or 17%, to $317 million for the fiscal year ended September 30, 2016 from $272 million for the fiscal year ended September 30, 2015 due to a change in revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 61% for the fiscal year ended September 30, 2016 from 56% for the fiscal year ended September 30, 2015.

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

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$75	$68	$67	$7	10%	$1	2%
Selling and marketing expense	1	2	2	(1)	-50%	—	—%
Total selling, general and administrative expense	$76	$70	$69	$6	9%	$1	1%

(1)	Includes depreciation expense of $7 million, $6 million, and $7 million for the fiscal year ended September 30, 2016, 2015 and 2014, respectively.

2016 vs. 2015

Music Publishing selling, general and administrative expense increased by $6 million, or 9%, to $76 million for the fiscal year ended September 30, 2016 as compared to $70 million for the fiscal year ended September 30, 2015.  The increase in general and administrative expense was due to costs related to the Happy Birthday settlement and severance charges taken in the current year. Excluding the impact of these non-recurring items, Music Publishing selling, general and administrative expense remained relatively flat for the fiscal year ended September 30, 2016 and September 30, 2015. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative revenues remained flat at 15% for the fiscal years ended September 30, 2016 and September 30, 2015.

2015 vs. 2014

Music Publishing selling, general and administrative expense increased by $1 million, or 1%, to $70 million for the fiscal year ended September 30, 2015 as compared to $69 million for the fiscal year ended September 30, 2014.  The increase in general and administrative expense was due to increases in variable compensation expense and other non-recurring items offset by the $6 million reversal of a previously accrued earnout during the fiscal year ended September 30, 2014. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense increased to 15% for the fiscal year ended September 30, 2015 from 13% for the fiscal year ended September 30, 2014.

OIBDA and Operating income

Music Publishing operating income includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
OIBDA	$138	$146	$166	$(8)	-6%	$(20)	-12%
Depreciation and amortization	(70)	(69)	(72)	(1)	1%	3	-4%
Operating income	$68	$77	$94	$(9)	-12%	$(17)	-18%

2016 vs. 2015

Music Publishing OIBDA decreased by $8 million, or 6%, to $138 million for the fiscal year ended September 30, 2016 from $146 million for the fiscal year ended September 30, 2015 as a result of higher proportionate artist and repertoire costs and costs related to the Happy Birthday settlement and severance charges, as noted above. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 26% for the fiscal year ended September 30, 2016 from 30% for the fiscal year ended September 30, 2015.

Music Publishing operating income decreased by $9 million to $68 million for the fiscal year ended September 30, 2016 from $77 million for the fiscal year ended September 30, 2015 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

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

Corporate Expenses and Eliminations

2016 vs. 2015

Our OIBDA loss from corporate expenses and eliminations increased by $1 million to $90 million for the fiscal year ended September 30, 2016 from $89 million for the fiscal year ended September 30, 2015 due to an increase in variable compensation associated with improved operating performance, partially offset by prior year facilities costs associated with moving to our new headquarters and prior year expenses related to ongoing cost containment initiatives.

Our operating loss from corporate expenses and eliminations remained flat at $101 million for the fiscal year ended September 30, 2016 and for the fiscal year ended September 30, 2015.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2015

At September 30, 2016, we had $2.812 billion of debt, $359 million of cash and equivalents (net debt of $2.453 billion, defined as total debt less cash and equivalents) and $195 million of Warner Music Group Corp. equity. This compares to $2.994 billion of debt, $246 million of cash and equivalents (net debt of $2.748 billion) and $221 million of Warner Music Group Corp. equity at September 30, 2015.

The $26 million decrease in Warner Music Group Corp.’s equity during the fiscal year ended September 30, 2016 was due to foreign currency adjustments of $44 million and an increase in minimum pension liability of $7 million, partially offset by net income of $25 million.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal years ended September 30, 2016, September 30, 2015 and September 30, 2014 have been derived from our audited financial statements included elsewhere herein.

	For the Fiscal Year Ended September 30,
	2016	2015	2014
Cash provided by (used in):
Operating Activities	$342	$222	$130
Investing Activities	(8)	(95)	(155)
Financing Activities	(216)	(19)	37

Operating Activities

Cash provided by operating activities was $342 million for the fiscal year ended September 30, 2016 compared to $222 million for the fiscal year ended September 30, 2015 and $130 million for the fiscal year ended September 30, 2014. The primary drivers of the $120 million increase in cash provided by operating activities during the current year were an increase in comparative OIBDA of $71 million and the benefit of changes in working capital from operations, including an increase in accounts payable, accrued liabilities and royalty payables, partially offset by a decrease in accrued interest and deferred revenue as a source of cash.

The increase in results from operating activities for the fiscal year ended September 30, 2015 compared to the fiscal year ended September 30, 2014 reflected the increase in OIBDA of $96 million and lower comparative cash interest payments of $33 million due to our lower cost of debt. Offsetting this was the final PLG Acquisition cash payment of $38 million related to the final working capital adjustment, a decline in deferred revenue as a source of cash due to the timing of contractual advances on large digital service deals, and a decline in accounts receivable as a source of cash due to timing of sales.

Investing Activities

Cash used in investing activities was $8 million for the fiscal year ended September 30, 2016, compared to $95 million for the fiscal year ended September 30, 2015 and $155 million for the fiscal year ended September 30, 2014.

Cash used in investing activities of $8 million for the fiscal year ended September 30, 2016 consisted of $42 million of capital expenditures mainly related to IT, $28 million of business investments and acquisitions and $25 million to acquire music publishing rights, partially offset by $42 million of proceeds from the sale of real estate and $45 million of proceeds from divestitures.

Cash used in investing activities of $95 million for the fiscal year ended September 30, 2015 consisted of $16 million of net business acquisitions, $16 million to acquire music publishing rights and $63 million of capital expenditures mainly related to IT.

Cash used in investing activities of $155 million for the fiscal year ended September 30, 2014 consisted of $53 million, net of business acquisitions, $26 million to acquire music publishing rights and $76 million for capital expenditures mainly related to IT. The business acquisition payments represent cash paid for new acquisitions as well as contingent consideration on business acquisitions completed in prior years.

Financing Activities

Cash used in financing activities was $216 million for the fiscal year ended September 30, 2016 compared to cash used in financing activities of $19 million for the fiscal year ended September 30, 2015 and cash provided by financing activities of $37 million for the fiscal year ended September 30, 2014.

The $216 million of cash used in financing activities for the fiscal year ended September 30, 2016 represented the repayment of $150 million of Holdings 13.75% Senior Notes, $10 million of financing costs paid, open market repurchase of approximately $25 million of Acquisition Corp. 6.75% Senior Notes, repayment of Acquisition Corp. Senior Term Loan Facility of $296 million, $13 million in amortization payments on Acquisition Corp.’s Senior Term Loan Facility, $4 million of deferred financing costs paid, $14 million of repayments on our capital lease obligation and $5 million of distributions to our non-controlling interest holders, partially offset by $300 million proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes.

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

There were no drawdowns on the Revolving Credit Facility during the fiscal year ended September 30, 2016. The total gross amount of proceeds from the Revolving Credit Facility of $258 million and $600 million during the fiscal years ended September 30, 2015 and 2014, respectively, were an aggregate of all drawdowns during each period.  Individual amounts were drawn and repaid in full during the period, with no Revolving Credit Facility balance outstanding at September 30, 2015 or 2014.

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

Revolving Credit Facility

On November 1, 2012 (the “2012 Refinancing Closing Date”), Acquisition Corp. entered into a credit agreement dated November 1, 2012, as amended by the amendment dated as of April 23, 2013, the amendment dated April 9, 2014 and the amendment dated June 13, 2016 (the “Revolving Credit Agreement”), for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). The final maturity of the Revolving Credit Facility is April 1, 2021.

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $150 million (the “Commitments”) and includes a $50 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds Sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at the Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 2.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 1.00% per annum.

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

Voluntary reductions of the unutilized portion of the Commitments under the Revolving Credit Facility are permitted at any time in certain minimum principal amounts, without premium or penalty. Voluntary prepayments of borrowings under the Revolving Credit Facility are permitted at any time in certain minimum principal amounts, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of Revolving LIBOR-based borrowings other than on the last day of the relevant interest period.

Ranking

The indebtedness incurred under the Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Revolving Credit Facility, including the Senior Term Loan Facility, Acquisition Corp.’s 5.625% Senior Secured Notes due 2022 (the “5.625% Existing Secured Notes”), Acquisition Corp’s 5.000% Senior Secured Notes due 2023 (the “5.000% Existing Secured Notes” and, together with the 5.625% Existing Secured Notes, the “Existing Secured Notes”), Acquisition Corp.’s 4.125% Senior Secured Notes due 2024 (the “New Euro Notes”) and Acquisition Corp.’s 4.875% Senior Secured Notes due 2024 (the “New Dollar Notes” and, together with the New Euro Notes, the “New Senior Secured Notes”). Indebtedness incurred under the Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Senior Term Loan Credit Agreement, the Existing Secured Notes, the New Senior Secured Notes and any future senior secured credit facility; is effectively senior to the Revolving Borrower’s existing and future unsecured senior indebtedness, including Acquisition Corp.’s 6.750% Senior Notes due 2022 (the “Existing Senior Notes”), to the extent of the value of the collateral securing the Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its Subsidiary Guarantors (as defined below)).

Guarantees

All obligations under the Revolving Credit Facility are guaranteed by the Revolving Borrower’s existing subsidiaries that guarantee the Existing Secured Notes, the New Senior Secured Notes and each other direct and indirect wholly owned U.S. subsidiary of the Revolving Borrower, other than certain excluded subsidiaries and are secured by substantially all assets of the Revolving Borrower and each subsidiary guarantor to the extent required under the security agreement securing the Existing Secured Notes, the New Senior Secured Notes, including a perfected pledge of all the equity interests of the Revolving Borrower and of any subsidiary guarantor, mortgages on certain real property and certain intellectual property.

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

There are no financial covenants included in the Revolving Credit Agreement, other than a springing senior secured leverage ratio of 4.625:1.00 (with no step-down), which will be tested only at the end of any fiscal quarter when there are loans outstanding under the Revolving Credit Facility in excess of $30,000,000 (excluding (i) letters of credit that have been cash collateralized and (ii) undrawn outstanding letters of credit that have not been cash collateralized not exceeding $20,000,000).

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

Senior Term Loan Facility

On November 1, 2012, Acquisition Corp. entered into a $600 million senior secured term loan credit facility, dated November 1, 2012, pursuant to a credit agreement, as amended by the amendments dated May 9, 2013 and July 13, 2016, (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”).

General

Acquisition Corp. is the borrower under the Senior Term Loan Facility (the “Term Loan Borrower”). On May 9, 2013, the Term Loan Borrower entered into an amendment to the Senior Term Loan Facility among the Term Loan Borrower, Holdings, the subsidiaries of the Term Loan Borrower party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the refinancing of the then outstanding term loan and for a $820 million senior secured incremental term loan facility, which was drawn on July 1, 2013. On July 15, 2016, the Term Loan Borrower entered into an amendment to the Senior Term Loan Credit Agreement with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for (among other changes) conforming certain baskets governing the ability to incur debt and liens to the equivalent provisions applicable to the 5.000% Existing Secured Notes. The effectiveness of such changes to the baskets was subject to certain conditions, which were satisfied by the completed issuance and sale of the 5.000% Existing Secured Notes and the prepayment, pursuant to the prepayment notice dated July 22, 2016, of $295.5 million of the Tranche B Term Loans (as defined in the Senior Term Loan Credit Agreement) with the net proceeds from the sale of the 5.000% Existing Secured Notes. On November 21, 2016, the Term Loan Borrower entered into an amendment to the Senior Term Loan Credit Agreement, which extended the maturity date to November 1, 2023, subject, in certain circumstances to a springing maturity inside the maturity date of certain of the Term Loan Borrower’s other outstanding indebtedness and increased the principal amount outstanding by $27.5 million to $1,006 million. As of September 30, 2016, the Senior Term Loan Facility provides for term loans thereunder (the “Term Loans”) in an amount of up to $975 million.

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023, subject, in certain circumstances to a springing maturity inside the maturity date of certain of the Term Loan Borrower’s other outstanding indebtedness.

In addition, the Senior Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of the Term Loan Borrower and without the consent of any other lender.

Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Loan Facility may be expanded (or a new term loan facility entered into) by up to the greater of (i) $300 million and (ii) such additional amount as would not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount and any use of proceeds thereof, to exceed 4.00:1.00.

Interest Rates and Fees

The loans under the Senior Term Loan Credit Agreement bear interest at a rate equal to: (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.75%, or (ii) the base rate, which will be the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.75%. The loans under the Term Loan Credit Agreement are subject to a Term Loan LIBOR “floor” of 1.00%.

Prepayments

The Senior Term Loan Facility is subject to mandatory prepayment and reduction in an amount equal to (a) 50% of excess cash flow (as defined in the Senior Term Loan Credit Agreement), with reductions to 25% and zero based upon achievement of a net senior secured leverage ratio of less than or equal to 2.00:1.00 or 1.50:1.00, respectively, (b) 100% of the net cash proceeds received from the incurrence of indebtedness by the Term Loan Borrower or any of its restricted subsidiaries (other than indebtedness permitted under the Senior Term Loan Facility), and (c) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by the Term Loan Borrower and its restricted subsidiaries (including certain insurance and condemnation proceeds) in excess of $75 million and subject to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and other exceptions. Voluntary prepayments of borrowings under the Senior Term Loan Facility are permitted at any time, in minimum principal amounts of $1 million or a whole multiple of $500,000 in excess thereof, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period.

Guarantee; Security

All obligations under the Senior Term Loan Facility are guaranteed by each direct and indirect U.S. restricted subsidiary of the Term Loan Borrower, other than certain excluded subsidiaries.

All obligations of the Term Loan Borrower and each guarantor are secured on an equal basis with the Existing Secured Notes and the New Senior Secured Notes by a perfected security interest in the capital stock of the Term Loan Borrower and substantially all tangible and intangible assets of the Term Loan Borrower and each guarantor, including the capital stock of each direct material U.S. subsidiary of the Term Loan Borrower and each guarantor, and 65% of each series of capital stock of any non-U.S. subsidiary held directly by the Term Loan Borrower or any guarantor, subject to exceptions for fee owned real property with a value of less than $5 million, leasehold interests including requirements to deliver landlord lien waivers, estoppels and collateral access waivers, assets specifically requiring perfection through control agreements and other customary exceptions.

Covenants, Representations and Warranties

The Senior Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are incurrence-based high yield covenants and limit the ability of the Term Loan Borrower and its restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends, redeem stock or make other distributions;
•	repurchase, prepay or redeem subordinated indebtedness;
•	make investments;
•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;
•	create liens;
•	transfer or sell assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates; and
•	designate subsidiaries as unrestricted subsidiaries.

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

Existing Senior Secured Notes

As of September 30, 2016, Acquisition Corp. had outstanding $450 million of its Existing Dollar Notes and €157.5 million of its Existing Euro Notes.  As part of the October 2016 Refinancing Transactions, Acquisition Corp. refinanced all of the 2021 Senior Secured Notes.  On October 18, 2016, Acquisition Corp. accepted for purchase in connection with tender offers the Existing Dollar Notes and the Existing Euro Notes that had been validly tendered and not validly withdrawn at or prior to the Expiration Time.  Following payment for the 2021 Senior Secured Notes tendered at or prior to the Expiration Time, we deposited with the trustee for the 2021 Senior Secured Notes funds sufficient to satisfy all obligations remaining under the indentures with respect to the 2021 Senior Secured Notes not accepted for payment on October 18, 2016. The trustee then entered into Satisfaction and Discharge of Indentures, each dated as of October 18, 2016, with respect to each indenture governing the 2021 Senior Secured Notes, discharging our obligations under the 2021 Senior Secured Notes. The remaining notes will be redeemed on January 15, 2017.  See “—Recent Developments—October 2016 Refinancing Transactions”.

General

On November 1, 2012, Acquisition Corp. issued (i) $500 million in aggregate principal amount of its Existing Dollar Notes and (ii) €175 million in aggregate principal amount of its Existing Euro Notes under the Indenture, dated as of November 1, 2012 (the “Senior Secured Base Indenture”), among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 1, 2012 (the “Existing Euro Supplemental Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, in the case of the Existing Euro Notes, and the Second Supplemental Indenture, dated as of November 1, 2012, among Acquisition Corp., the guarantors party thereto and the Trustee, in the case of the Existing Dollar Notes (the “Existing Dollar Supplemental Indenture”). On April 9, 2014, Acquisition Corp. issued $275 million in aggregate principal amount of its 5.625% Existing Secured Notes under the Senior Secured Base Indenture, as supplemented by the Fourth Supplemental Indenture, dated as of April 9, 2014, among Acquisition Corp., the guarantors party thereto and the Trustee (the “5.625% Supplemental Indenture”). On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.000% Existing Secured Notes under the Senior Secured Base Indenture, as supplemented by the Fifth Supplemental Indenture, dated as of July 27, 2016, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and the Trustee (the “5.000% Supplemental Indenture” and, the Senior Secured Base Indenture, together with the Existing Euro Supplemental Indenture, the Existing Dollar Supplemental Indenture, the 5.625% Supplemental Indenture, or the 5.000% Supplemental Indenture, as applicable, the “Existing Senior Secured Notes Indenture”).

Interest on the 5.625% Existing Secured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014. Interest on the 5.000% Existing Secured Notes accrues at a rate of 5.000% per annum and is payable semi-monthly in arrears on February 1 and August 1, commencing on February 1, 2017.

On June 21, 2013, Acquisition Corp. redeemed $50 million in aggregate principal amount of its outstanding 6.000% Senior Secured Notes due 2021 and €17.5 million in aggregate principal amount of its outstanding 6.250% Senior Secured Notes due 2021. On February 16, 2016, Holdings redeemed $50 million of its $150 million outstanding Holdings Notes and redeemed the remaining $100 million of the Holdings Notes on July 1, 2016.

Ranking

The Existing Secured Notes are Acquisition Corp.’s senior secured obligations. The Existing Secured Notes rank senior in right of payment to Acquisition Corp.’s existing and future subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the New Senior Secured Notes and indebtedness under the Senior Credit Facilities; are effectively senior to Acquisition Corp.’s existing and future unsecured senior indebtedness, including the Existing Senior Notes, to the extent of the value of the collateral securing the Existing Secured Notes; and are structurally subordinated to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)), to the extent of the assets of such subsidiaries.

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

ranks equally in right of payment with all of such subsidiary guarantor’s existing and future senior indebtedness, including such subsidiary guarantor’s guarantee of the New Senior Secured Notes and indebtedness under the Senior Credit Facility; ranks equally in right of payment to all of such subsidiary guarantor’s existing and future secured indebtedness, including such subsidiary guarantor’s guarantee of the Existing Senior Notes, to the extent of the value of the collateral securing the Existing Secured Notes; and is structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of such subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors), to the extent of the assets of such subsidiary. Any subsidiary guarantee of the Existing Secured Notes may be released in certain circumstances. The Existing Secured Notes are not guaranteed by Holdings.

On November 16, 2012, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 2021 Senior Secured Notes. On May 7, 2014, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 5.625% Existing Secured Notes. On July 27, 2016, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 5.000% Existing Secured Notes.

The obligations of Acquisition Corp. and each subsidiary guarantor under the Existing Secured Notes are secured by substantially all assets of Acquisition Corp. and each subsidiary guarantor to the extent required under the security agreement securing the Existing Secured Notes and the Senior Credit Facility, including a perfected pledge of all the equity interests of Acquisition Corp. and of any subsidiary guarantor, mortgages on certain real property and certain intellectual property.

Optional Redemption

5.625% Existing Secured Notes

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of 5.625% Existing Secured Notes (including the aggregate principal amount of any additional notes of the same series) issued under the Existing Senior Secured Notes Indenture, at its option, at a redemption price equal to 105.625% of the principal amount of the 5.625% Existing Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 5.625% Existing Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more Equity Offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more Equity Offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of 5.625% Existing Secured Notes originally issued under the Existing Senior Secured Notes Indenture (including the aggregate principal amount of any additional notes of the same series) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such Equity Offering.

The 5.625% Existing Secured Notes may be redeemed, in whole or in part, at any time prior to April 15, 2017, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 5.625% Existing Secured Notes redeemed plus the applicable make whole premium of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2017, Acquisition Corp. may redeem all or a part of the 5.625% Existing Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 5.625% Existing Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

In addition, during any 12-month period prior to April 15, 2017, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 5.625% Existing Secured Notes (including the principal amount of any additional notes of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

5.000% Existing Secured Notes

At any time prior to August 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 5.000% Existing Secured Notes (including the aggregate principal amount of any additional notes constituting 5.000% Existing Secured Notes) issued under the Existing Senior Secured Notes Indenture, at its option, at a redemption price equal to 105% of the principal amount of the 5.000% Existing Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 5.000% Existing Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the 5.000% Existing Secured Notes originally issued under the Existing Senior Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting 5.000% Existing Secured Notes issued under the Existing Senior Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The 5.000% Existing Secured Notes may be redeemed, in whole or in part, at any time prior to August 1, 2019, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 5.000% Existing Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after August 1, 2019, Acquisition Corp. may redeem all or a part of the 5.000% Existing Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 5.000% Existing Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Year	Percentage
2019	102.500%
2020	101.250%
2021 and thereafter	100.000%

In addition, during any 12-month period prior to August 1, 2019, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 5.000% Existing Secured Notes (including the principal amount of any additional notes of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of certain events constituting a change of control, Acquisition Corp. is required to make an offer to repurchase all of the Existing Secured Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to the repurchase date.

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

Events of Default

Events of default under the Existing Senior Secured Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Existing Notes Indentures, cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events, material judgment defaults, actual or asserted invalidity of a guarantee of a significant subsidiary, or of security interests in excess of $50 million, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Existing Secured Notes to become or to be declared due and payable.

New Senior Secured Notes

On October 18, 2016, Acquisition Corp. issued and sold $250 million in aggregate principal amount of its 4.875% Senior Secured Notes due 2024 (the “New Dollar Notes”) and €345 million in aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “New Euro Notes” and, together with the New Dollar Notes, the “New Senior Secured Notes”) under the Senior Secured Base Indenture, as supplemented by (i) in the case of the New Dollar Notes, the Sixth Supplemental Indenture, dated as of October 18, 2016 (the “Sixth Supplemental Indenture”) and (ii) in the case of the New Euro Notes, the Seventh Supplemental Indenture, dated as of October 18, 2016 (the “Seventh Supplemental Indenture” and the Secured Notes Base Indenture with the Sixth Supplemental Indenture and the Seventh Supplemental Indenture, as applicable, the “October 2016 Secured Notes Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee.

Interest on the New Dollar Notes will accrue at the rate of 4.875% per annum and will be payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2017. Interest on the New Euro Notes will accrue at the rate of 4.125% per annum and will be payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2017.

Ranking

The New Senior Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the New Senior Secured Notes, including the Existing Secured Notes and the Senior Credit Facilities. The New Senior Secured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Unsecured Notes, the Existing Secured Notes and indebtedness under Acquisition Corp.’s Senior Credit Facilities and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the Existing Unsecured Notes, to the extent of the value of the collateral securing the New Senior Secured Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The New Senior Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under the Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the New Senior Secured Notes (including the subsidiary guarantor’s guarantee of obligations under the Existing Secured Notes and the Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the Existing Unsecured Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Senior Credit Facilities and any future senior secured credit facility, the Existing Secured Notes and the Existing Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Senior Secured Notes may be released in certain circumstances. On the October 18, 2016, the Company issued a guarantee whereby it fully and unconditionally guaranteed (the “Guarantee”) the payments of Acquisition Corp. on the New Senior Secured Notes.

Optional Redemption

New Dollar Notes

At any time prior to November 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the New Dollar Notes (including the aggregate principal amount of any additional securities constituting New Dollar Notes) issued under the October 2016 Secured Notes Indenture, at its option, at a redemption price equal to 104.875% of the principal amount of the New Dollar Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Dollar Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the New Dollar Notes originally issued under the October 2016 Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Dollar Notes issued under the October 2016 Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The New Dollar Notes may be redeemed, in whole or in part, at any time prior to November 1, 2019, at the option of Acquisition Corp, at a redemption price equal to 100% of the principal amount of the New Dollar Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after November 1, 2019, Acquisition Corp. may redeem all or a part of the New Dollar Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the New Dollar Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on November 1 of the years indicated below:

Year	Percentage
2019	103.656%
2020	102.438%
2021	101.219%
2022 and thereafter	100.000%

In addition, during any 12-month period prior to November 1, 2019, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the New Dollar Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

New Euro Notes

At any time prior to November 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the New Euro Notes (including the aggregate principal amount of any additional securities constituting New Euro Notes) issued under the October 2016 Secured Notes Indenture, at its option, at a redemption price equal to 104.125% of the principal amount of the New Euro Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Euro Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the New Euro Notes originally issued under the October 2016 Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Euro Notes issued under the October 2016 Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The New Euro Notes may be redeemed, in whole or in part, at any time prior to November 1, 2019, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the New Euro Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after November 1, 2019, Acquisition Corp. may redeem all or a part of the New Euro Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the New Euro Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on November 1 of the years indicated below:

Year	Percentage
2019	103.094%
2020	102.063%
2021	101.031%
2022 and thereafter	100.000%

In addition, during any 12-month period prior to November 1, 2019, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the New Euro Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

Covenants

The October 2016 Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The October 2016 Secured Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the New Senior Secured Notes to become or to be declared due and payable.

New Unsecured Notes

On April 9, 2014, Acquisition Corp. issued $660 million in aggregate principal amount of its 6.750% Senior Notes due 2022 (the “New Unsecured Notes”) under the Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the First Supplemental Indenture, dated as of April 9, 2014 (the “New Unsecured Notes Supplemental Indenture” and, together with the New Unsecured Notes Base Indenture, the “New Unsecured Notes Indenture”), among the Acquisition Corp., the guarantors party thereto and the Trustee. Following the retirement of notes acquired in open market purchases on March 11, 2016, approximately $635 million of the New Unsecured Notes remain outstanding.

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

Existing Debt as of September 30, 2016

As of September 30, 2016, our long-term debt, including the current portion, was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	975
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	177
5.00% Senior Notes due 2022—Acquisition Corp.	300
6.75% Senior Notes due 2022—Acquisition Corp.	635
Total long-term debt, including the current portion (d)	$2,812

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million at September 30, 2016. There were no loans outstanding under the Revolving Credit Facility at September 30, 2016.

(b)	Principal amount of $978 million less unamortized discount of $3 million at September 30, 2016.
(c)	Face amount of €158 million. Amount above represents the dollar equivalent of such notes at September 30, 2016.
(d)

Total long-term debt, including the current portion does not reflect the October 2016 tender offers for, and satisfaction and discharge of, the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021, the October issuance of 4.125% Senior Secured Notes due 2024 and 4.875% Senior Secured Notes due 2024, the November 2016 Senior Term Loan Credit Agreement Amendment, or the November redemption of the 5.625% Senior Secured Notes due 2022. See “Recent Developments – Tender Offers and Satisfaction and Discharge” and “Liquidity – New Senior Secured Notes.”

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of September 30, 2016.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended September 30, 2016. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2016
Net Income	$58
Income tax expense	11
Interest expense, net	159
Depreciation and amortization	293
Loss on extinguishment of debt (a)	4
Net gain on divestiture of business and assets dispositions (b)	(33)
Restructuring costs (c)	11
Net hedging and foreign exchange losses (d)	7
Management fees (e)	9
Transaction costs (f)	2
Business optimization expenses (g)	7
Equity based compensation expense (h)	23
Other non-cash charges (i)	(5)
Pro forma impact of specified transactions (j)	9
Pro Forma Consolidated EBITDA	$555
Senior Secured Indebtedness (k)	$2,030
Leverage Ratio (l)	3.66x

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the July 2016 debt redemption.
(b)	Reflects net gain on divestiture of business and asset dispositions, mainly the sale of real estate.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net losses from hedging activities and realized losses due to foreign exchange.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses (excludes expenses reimbursed related to certain consultants with full-time roles at the Company).  Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects mainly integration and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, including but not limited to loss on lease terminations related to our corporate headquarters consolidation.
(j)	Reflects expected savings resulting from our cost-containment initiatives.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.180 billion, less cash and equivalents of $150 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended September 30, 2016. This is calculated net of cash and equivalents of the Company as of September 30, 2016 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.625:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We and our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2016, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Less than	1-3	4-5	After 5
Firm Commitments and Outstanding Debt	1 year	years	years	years	Total
	(in millions)
Secured Notes (1)	$—	$—	$627	$575	$1,202
Interest on Secured Notes (1)	69	137	118	45	369
Unsecured WMG Notes (1)	—	—	—	635	635
Interest on Unsecured WMG Notes (1)	43	86	86	43	258
Senior Term Loan Facility (1)	—	—	978	—	978
Interest on Senior Term Loan Facility (1)	28	74	41	—	143
Operating leases (2)	51	86	67	200	404
Artist, songwriter and co-publisher commitments (3)	288	*	*	*	288
Management Fees (4)	9	18	18	**	45
Minimum funding commitments to investees and other obligations (5)	1	1	—	—	2
Total firm commitments and outstanding debt	$489	$402	$1,935	$1,498	$4,324

The following is a description of our firmly committed contractual obligations at September 30, 2016:

(1)

Outstanding debt obligations consist of the Senior Term Loan Facility, Existing Dollar Notes, Existing Euro Notes, Existing Secured Notes and New Unsecured Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2016. Amounts do not include any fair value adjustments, bond premiums or discounts and does not reflect the settlement of the tender offers for, or the satisfaction and discharge of, the Existing Euro Notes and the Existing Dollar Notes, the issuance of the New Euro Notes and New Dollar Notes on October 18, 2016, the increase in the Senior Term Loan Facility principal amount on November 21, 2016 or the partial redemption of the 5.625% Secured Notes. See “Recent Developments” and “Liquidity – New Senior Secured Notes.”

(2)

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $10 million of total sublease income expected to be received under non-cancelable agreements. These obligations have also been presented without the commitments under the Restructuring Plan as set forth in Note 9 to the Consolidated Financial Statements.

(3)

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $288 million at September 30, 2016. The aggregate firm commitments expected for the next 12 month period based on contractual obligations and the Company’s expected release schedule approximates $166 million at September 30, 2016.

(4)

Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time and (ii) 1.5% of the EBITDA (as defined in the indenture governing the redeemed WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses. The Company or one or more of its subsidiaries will also pay Access a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses.

(5)

We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities include $13 million and $14 million of liabilities for uncertain tax positions as of September 30, 2016 and September 30, 2015, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

As of September 30, 2016, we had recorded goodwill in the amount of $1.627 billion, including $1.163 billion and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2016 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2016 analysis ranged from 7% to 12% while the terminal growth rates used in the DCF analysis ranged from 1% to 2%. The fair values of all our reporting units were in excess of their carrying value as of our annual impairment test. The fair value of Music Publishing reporting unit was close to its carrying value and was 11% in excess of its carrying value at September 30, 2016.

If our assumptions or estimates in the fair value calculation change, we could incur impairment charges in future periods. For example, if the discount rates or terminal growth rates utilized in our fiscal 2016 annual impairment testing increased or decreased, respectively, by approximately 50-150 basis points, the estimated fair value of our Music Publishing reporting unit would have fallen below its carrying value. If our growth assumptions in the streaming business do not occur, they could have a negative effect on our estimated fair values, although a decrease of 50-150 basis points in the growth rate assumption would not cause the fair value of the reporting unit to fall below its carrying value.

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

See Note 5 to the Consolidated Financial Statements for a further discussion of our goodwill and intangible assets.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $52 million and $56 million were established at September 30, 2016 and September 30, 2015, respectively. The ratio of our receivable allowances to gross accounts receivables was 14% at September 30, 2016 and 14% at September 30, 2015.

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

We had $324 million and $325 million of advances in our balance sheet at September 30, 2016 and September 30, 2015, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

As discussed in Note 13 to our audited Consolidated Financial Statements, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2016, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2015.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.- copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona, and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations in the local currency that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2016, the Company had no outstanding hedge contracts.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at fiscal year end, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2016, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.815 billion of principal debt outstanding at September 30, 2016, of which $0.978 billion was variable-rate debt and $1.837 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2016, 65% of the Company’s debt was at a fixed-rate. In addition, at September 30, 2016, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at September 30, 2016, the fair value of the fixed-rate and variable-rate debt was approximately $2.896 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $8 million or increase the fair value of the fixed-rate debt by approximately $7 million. Due to the LIBOR floor of 1%, a 25 basis point increase or decrease in the level of interest rates would have no impact on the fair value of the Company’s variable-rate debt. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.:

We have audited the accompanying consolidated balance sheet of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows and equity for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related supplementary information and financial statement schedule II as listed in the accompanying index to Item 8. The consolidated financial statements, supplementary information and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements, supplementary information and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warner Music Group Corp. and subsidiaries as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related supplementary information and financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
December 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, equity and cash flows of Warner Music Group Corp. for the year ended September 30, 2014. Our audit also included the Supplementary Information and Financial Statement Schedule II listed in the index at Item 8 for the period ended September 30, 2014.  These financial statements, supplementary information and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, supplementary information and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of the Company’s operations and its cash flows for the year ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related Supplementary Information and Financial Statement Schedule II for the period ended September 30, 2014, when considered in relation to the basic consolidated financial statements as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
December 11, 2014

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30,	September 30,
	2016	2015
	(in millions)
Assets
Current assets:
Cash and equivalents	$359	$246
Accounts receivable, net of allowances of $52 million and $56 million	329	349
Inventories	41	42
Royalty advances expected to be recouped within one year	128	130
Prepaid and other current assets	51	60
Total current assets	908	827
Royalty advances expected to be recouped after one year	196	195
Property, plant and equipment, net	203	220
Goodwill	1,627	1,632
Intangible assets subject to amortization, net	2,201	2,514
Intangible assets not subject to amortization	116	119
Other assets	118	114
Total assets	$5,369	$5,621
Liabilities and Equity
Current liabilities:
Accounts payable	$204	$173
Accrued royalties	1,104	1,087
Accrued liabilities	297	296
Accrued interest	38	58
Deferred revenue	178	206
Current portion of long-term debt	—	13
Other current liabilities	21	24
Total current liabilities	1,842	1,857
Long-term debt	2,812	2,981
Deferred tax liabilities, net	269	302
Other noncurrent liabilities	236	242
Total liabilities	$5,159	$5,382
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(715)	(740)
Accumulated other comprehensive loss, net	(218)	(167)
Total Warner Music Group Corp. equity	195	221
Noncontrolling interest	15	18
Total equity	210	239
Total liabilities and equity	$5,369	$5,621

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2016	2015	2014
	(in millions)
Revenues	$3,246	$2,966	$3,027
Costs and expenses:
Cost of revenue	(1,707)	(1,511)	(1,570)
Selling, general and administrative expenses (a)	(1,082)	(1,073)	(1,172)
Amortization expense	(243)	(255)	(266)
Total costs and expenses	(3,032)	(2,839)	(3,008)
Operating income	214	127	19
Loss on extinguishment of debt	(18)	—	(141)
Interest expense, net	(173)	(181)	(203)
Other income (expense)	18	(21)	(4)
Income (loss) before income taxes	41	(75)	(329)
Income tax (expense) benefit	(11)	(13)	26
Net income (loss)	30	(88)	(303)
Less: Income attributable to noncontrolling interest	(5)	(3)	(5)
Net income (loss) attributable to Warner Music Group Corp.	$25	$(91)	$(308)

(a) Includes depreciation expense of:	$(50)	$(54)	$(55)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Loss

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2016	2015	2014
	(in millions)
Net income (loss)	$30	$(88)	$(303)
Other comprehensive loss, net of tax
Foreign currency adjustment	(44)	(59)	(41)
Minimum pension liability	(7)	—	(6)
Other comprehensive loss, net of tax	(51)	(59)	(47)
Total comprehensive loss	(21)	(147)	(350)
Less: Income attributable to noncontrolling interest	(5)	(3)	(5)
Comprehensive loss attributable to Warner Music Group Corp.	$(26)	$(150)	$(355)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2016	2015	2014
	(in millions)
Cash flows from operating activities
Net income (loss)	$30	$(88)	$(303)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	293	309	321
Unrealized gains/losses and remeasurement of foreign denominated loans	—	28	(39)
Deferred income taxes	(26)	(11)	(55)
Loss on extinguishment of debt	18	—	141
Net gain on divestitures	(9)	—	(2)
Gain on sale of real estate	(24)	—	—
Non-cash interest expense	11	11	13
Non-cash share-based compensation expense	23	3	8
Changes in operating assets and liabilities:
Accounts receivable	17	6	72
Inventories	—	(6)	(7)
Royalty advances	(13)	(46)	(32)
Accounts payable and accrued liabilities	23	(17)	(87)
Royalty payables	49	27	25
Accrued interest	(20)	(2)	(15)
Deferred revenue	(35)	12	95
Other balance sheet changes	5	(4)	(5)
Net cash provided by operating activities	342	222	130
Cash flows from investing activities
Acquisition of music publishing rights, net	(25)	(16)	(26)
Capital expenditures	(42)	(63)	(76)
Investments and acquisitions of businesses, net	(28)	(16)	(53)
Divestitures, net of cash on hand	45	—	—
Proceeds from the sale of real estate	42	—	—
Net cash used in investing activities	(8)	(95)	(155)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	—	258	600
Repayment of the Revolving Credit Facility	—	(258)	(600)
Repayment of Acquisition Corp. Senior Term Loan Facility	(309)	(13)	(10)
Proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes	300	—	—
Proceeds from issuance of Acquisition Corp. 5.265% Senior Secured Notes	—	—	275
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	—	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	—	—	(765)
Repayment of Holdings 13.75% Senior Notes	(150)	—	—
Repayment of Acquisition Corp. 6.750% Senior Notes	(24)	—	—
Financing costs paid	(10)	—	(104)
Deferred financing costs paid	(4)	—	(13)
Distribution to noncontrolling interest holder	(5)	(3)	(3)
Repayment of capital lease obligations	(14)	(3)	(3)
Net cash used in financing activities	(216)	(19)	37
Effect of exchange rate changes on cash and equivalents	(5)	(19)	(10)
Net increase in cash and equivalents	113	89	2
Cash and equivalents at beginning of period	246	157	155
Cash and equivalents at end of period	$359	$246	$157

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2013	1,055	$—	$1,128	$(341)	$(61)	$726	$17	$743
Net (loss) income	—	—	—	(308)	—	(308)	5	(303)
Other comprehensive loss, net of tax	—	—	—	—	(47)	(47)	—	(47)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2014	1,055	$—	$1,128	$(649)	$(108)	$371	$19	$390
Net (loss) income	—	—	—	(91)	—	(91)	3	(88)
Other comprehensive loss, net of tax	—	—	—	—	(59)	(59)	—	(59)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239
Net income	—	—	—	25	—	25	5	30
Other comprehensive loss, net of tax	—	—	—	—	(51)	(51)	—	(51)
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	(3)	(3)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210

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

Acquisition of Warner Music Group by Access Industries

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the NYSE. The Company continues voluntarily to file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as provided for in certain covenants contained in the instruments covering its outstanding indebtedness.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com and bestbuy.com and in digital form to online digital download services such as Apple’s iTunes and Google Play, and are offered by digital streaming services such as Apple Music, Deezer, Napster, Spotify and YouTube, including digital radio services such as iHeart Radio, Pandora and Sirius XM.

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

The Company’s Music Publishing operations are conducted principally through Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Lucasfilm, Ltd., Hallmark Entertainment and Disney Music Publishing. The Company has an extensive production music library collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2016 ended on September 30, 2016, the fiscal year ended September 30, 2015 ended on September 25, 2015, and the fiscal year ended September 30, 2014 ended on September 26, 2014. For convenience purposes, the Company continues to date its financial statements as of September 30.

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

Reclassifications

Certain reclassifications have been made to the prior fiscal years’ consolidated financial statements to conform to the current fiscal-year presentation.

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 16) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $91 million, $88 million, and $83 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

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

Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long term incentive plan that has liability classification for share-based compensation awards. The plan was in place during fiscal years 2014, 2015 and 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. Earlier adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging: Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”) and ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments (“ASU 2016-06”). ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-06 clarifies the steps required to determine bifurcation of an embedded derivative. ASU 2016- 05 and ASU 2016-06 are effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The guidance may be adopted prospectively or by a modified retrospective approach. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is evaluating the impact of the adoption of this standard on its financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This ASU provides specific guidance of how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than presentation.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). This ASU requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements, other than the presentation of gross deferred tax assets and valuation allowance in Note 7 to the accompanying Consolidated Financial Statements.

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

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Loss	Adjustment	Loss, net
	(in millions)
Balance at September 30, 2013	$(57)	$(4)	$(61)
Other comprehensive loss (a)	(41)	(6)	(47)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at September 30, 2014	$(98)	$(10)	$(108)
Other comprehensive loss (a)	(59)	—	(59)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at September 30, 2015	$(157)	$(10)	$(167)
Other comprehensive loss (a)	(44)	(6)	(50)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Balance at September 30, 2016	$(201)	$(17)	$(218)

(a)

Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $(108) million, $(63) million and $(13) million during the fiscal year ended September 30, 2016, 2015 and 2014, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2016	2015
	(in millions)
Land	$11	$15
Buildings and improvements	90	98
Furniture and fixtures	10	10
Computer hardware and software	232	203
Construction in progress	15	20
Machinery and equipment	11	11
Gross Property, Plant and Equipment	$369	$357
Less accumulated depreciation	(166)	(137)
Net Property, Plant and Equipment	$203	$220

During the fiscal year ended September 30, 2016 the Company sold real estate resulting in a gain of $24 million.

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2014	$1,197	$464	$1,661
Acquisitions	3	—	3
Dispositions	—	—	—
Other adjustments	(32)	—	(32)
Balance at September 30, 2015	$1,168	$464	$1,632
Acquisitions	13	—	13
Dispositions	(12)	—	(12)
Other adjustments	(6)	—	(6)
Balance at September 30, 2016	$1,163	$464	$1,627

The increase in goodwill during the fiscal years ended September 30, 2016 and September 30, 2015 includes goodwill associated with immaterial acquisitions. The decrease in goodwill during the fiscal year ended September 30, 2016 includes goodwill associated with immaterial dispositions. The other adjustments during both the fiscal years ended September 30, 2016 and 2015 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2016 impairment analysis did not result in an impairment of the Company’s goodwill.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	September 30,	September 30,
	Useful Life	2016	2015
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$923	$992
Music publishing copyrights	27 years	1,504	1,497
Artist and songwriter contracts	13 years	883	926
Trademarks	7 years	7	7
Other intangible assets	8 years	5	—
Total gross intangible asset subject to amortization		3,322	3,422
Accumulated amortization		(1,121)	(908)
Total net intangible assets subject to amortization		2,201	2,514
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	116	119
Total net other intangible assets		$2,317	$2,633

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2016, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended
September 30,
(in millions)
2017	$205
2018	205
2019	190
2020	175
2021	175
Thereafter	1,251
$2,201

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets primarily established in the accounting for the Merger and the PLG Acquisition.

6. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	September 30,	September 30,
	2016	2015
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2020—Acquisition Corp. (b)	975	1,282
5.625% Senior Secured Notes due 2022—Acquisition Corp.	275	275
6.00% Senior Secured Notes due 2021—Acquisition Corp.	450	450
6.25% Senior Secured Notes due 2021—Acquisition Corp. (c)	177	177
5.00% Senior Secured Notes due 2023—Acquisition Corp.	300	—
6.75% Senior Notes due 2022—Acquisition Corp.	635	660
13.75% Senior Notes due 2019—Holdings	—	150
Total debt	2,812	2,994
Less: current portion	—	13
Total long-term debt (d)	$2,812	$2,981

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $5 million and $5 million at September 30, 2016 and September 30, 2015, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2016 or September 30, 2015.

(b)

Principal amount of $978 million and $1.287 billion less unamortized discount of $3 million and $5 million at September 30, 2016 and September 30, 2015, respectively. Of this amount, $13 million, representing the scheduled amortization of the Term Loan, was included in the current portion of long term debt at September 30, 2015. The maturity date was extended to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity of certain of Acquisition Corp.’s other indebtedness.

(c)	Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2016 and September 30, 2015.
(d)

Total long-term debt, including the current portion does not reflect the October 2016 tender offers for, and satisfaction and discharge of, the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021, the October issuance of 4.125% Senior Secured Notes due 2024 and 4.875% Senior Secured Notes due 2024, the November 2016 Senior Term Loan Credit Agreement Amendment, or the November redemption of the 5.625% Senior Secured Notes due 2022. See “Recent Developments – Tender Offers and Satisfaction and Discharge” and “Liquidity – New Senior Secured Notes.”

Debt Redemptions and Prepayments

On February 16, 2016, Holdings redeemed $50 million of its $150 million outstanding 13.75% Senior Notes due 2019. The Company recorded a loss on extinguishment of debt of approximately $5 million, which represents the premium paid on early redemption and unamortized deferred financing costs.

On July 1, 2016, Holdings redeemed the remaining $100 million of its outstanding 13.75% Senior Notes due 2019. The Company recorded a loss on extinguishment of debt of approximately $10 million as a result of this debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.

On July 27, 2016, Acquisition Corp. prepaid $295.5 million of its outstanding Senior Term Loan Facility due 2020. The Company recorded a loss on extinguishment of debt of approximately $4 million, which represents the unamortized discount and unamortized deferred financing costs.

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

Maturity of Senior Term Loan Facility

The loans outstanding under the Senior Term Loan Facility mature on July 1, 2020. The maturity date was extended to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity of certain of Acquisition Corp.’s other indebtedness. Please refer to “Recent Developments – November 2016 Senior Term Loan Credit Agreement Amendment” for further discussion.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2021.

Maturities of Senior Notes and Senior Secured Notes

As of September 30, 2016, there are no scheduled maturities of notes until 2021, when $627 million is scheduled to mature. Thereafter, $1.210 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $173 million, $181 million, and $203 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The weighted-average interest rate of the Company’s total debt was 5.3% at September 30, 2016, 5.6% at September 30, 2015 and 5.6% at September 30, 2014.

7. Income Taxes

The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2016	2015	2014
	(in millions)
Domestic	$35	$(18)	$(153)
Foreign	6	(57)	(176)
Total	$41	$(75)	$(329)

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2016	2015	2014
	(in millions)
Federal:
Current	$—	$—	$—
Deferred	3	4	(7)
Foreign:
Current (a)	39	40	35
Deferred	(30)	(33)	(55)
U.S. State:
Current	3	3	(6)
Deferred	(4)	(1)	7
Total	$11	$13	$(26)

(a)

Includes withholding taxes of $17 million, $13 million and $11 million for the fiscal year ended September 30, 2016, for the fiscal year ended September 30, 2015, and for the fiscal year ended September 30, 2014, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2016	2015	2014
	(in millions)
Taxes on income at the U.S. federal statutory rate	$14	$(26)	$(115)
U.S. state and local taxes	(1)	2	1
Foreign income taxed at different rates, including withholding taxes	12	11	(15)
Increase in valuation allowance	19	34	101
Release of valuation allowance	(26)	(5)	(3)
Change in tax rates	(10)	(2)	1
Other	3	(1)	4
Total income tax (benefit) expense	$11	$13	$(26)

For the fiscal year ended September 30, 2016 and for the fiscal year ended September 30, 2015, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. The balance of the U.S. tax attributes remaining at September 30, 2016 continues to be offset by a full valuation allowance as the Company has determined that it is more likely than not that these attributes will not be realized. Significant components of the Company’s net deferred tax assets (liabilities) are summarized below:

	September 30,	September 30,
	2016	2015
	(in millions)
Deferred tax assets:
Allowances and reserves	$34	$40
Employee benefits and compensation	47	47
Other accruals	82	76
Tax attribute carry forwards	475	552
Other	3	2
Total deferred tax assets	641	717
Valuation allowance	(310)	(344)
Net deferred tax assets	331	373
Deferred tax liabilities:
Depreciation, amortization and artist advances	(26)	(23)
Intangible assets	(572)	(650)
Total deferred tax liabilities	(598)	(673)
Net deferred tax liabilities	$(267)	$(300)

During the fiscal year ended September 30, 2016, the Company’s valuation allowance decreased primarily as a result of utilization of U.S. loss carryforwards and the conversion of U.S. foreign tax credits to deductions.

At September 30, 2016, the Company has U.S. federal tax net operating loss carry-forwards of $548 million, which will begin to expire in fiscal year 2027. The Company also has tax net operating loss carry-forwards, with no expiration date, in the U.K., France and Spain of $92 million, $119 million and $40 million, respectively, and other tax net operating loss carry forwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $147 million. During the year ended September 30, 2016 the Company converted $31 million of expiring foreign tax credits to deductions. The remaining foreign tax credits will begin to expire in fiscal year 2018.

U.S. income and foreign withholding taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $211 million at September 30, 2016. As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2016 and September 30, 2015, the Company had accrued $3 million and $3 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, are as follows (in millions):

Balance at September 30, 2013	$30
Additions for current year tax positions	10
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(14)
Balance at September 30, 2014	$27
Additions for current year tax positions	8
Additions for prior year tax positions	9
Subtractions for prior year tax positions	(9)
Balance at September 30, 2015	$35
Additions for current year tax positions	7
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(13)
Balance at September 30, 2016	$30

Included in the total unrecognized tax benefits at September 30, 2016 and 2015 are $30 million and $35 million, respectively, that if recognized, would favorably affect the effective income tax rate. The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of September 30, 2016 could decrease by up to approximately $17 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2008, in the U.K. for the tax years ending through September 30, 2013, in Canada for tax years ended through September 30, 2013, in Germany for the tax years ending through September 30, 2009 and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.

8. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $83 million and $69 million as of September 30, 2016 and 2015, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $56 million and $45 million recorded in its balance sheets as of September 30, 2016 and 2015, respectively. The Company uses a September 30 measurement date for its plans. For the fiscal year ended September 30, 2016, September 30, 2015, and September 30, 2014, pension expense amounted to $4 million, $4 million, and $4 million, respectively.

Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $5 million for the fiscal year ended September 30, 2016, $4 million for the fiscal year ended September 30, 2015, and $5 million for the fiscal year ended September 30, 2014.

9. Restructuring

In conjunction with the PLG Acquisition, the Company undertook a plan to achieve cost savings (the “Restructuring Plan”), primarily through headcount reductions. The Restructuring Plan was approved by the CEO prior to the close of the PLG Acquisition. No restructuring costs were incurred in the fiscal year ended September 30, 2016. The Restructuring Plan was complete in the fiscal year ended September 30, 2015 and resulted in approximately $74 million in restructuring charges, which were made up of employee-related costs of $67 million, real estate costs of $6 million and other costs of $1 million. Total restructuring costs of $2 million were incurred in the fiscal year ended September 30, 2015 with respect to these actions, which consist of $2 million of real estate costs. Total restructuring costs of $50 million were incurred in the fiscal year ended September 30, 2014 with respect to these actions, which consisted of $45 million of employee-related costs, $4 million of real estate costs and $1 million of other costs. Total cash payments of $74 million were made under the Restructuring Plan. Employee-related costs include all cash compensation and other employee benefits paid to terminated employees. Real estate costs include costs that will continue to be incurred without economic benefit to us, such as, among others, operating lease payments for office space no longer being used and moving costs incurred during relocation, costs incurred to close a facility and IT costs to wire a new facility.

Total restructuring activity is as follows:

	Employee-	Real
	related Costs	Estate Costs	Other	Total
	(in millions)
Balance at September 30, 2014	$12	$1	$—	$13
Restructuring expense	—	2	—	2
Cash payments	(10)	(3)	—	(13)
Balance at September 30, 2015	$2	$—	$—	$2
Restructuring expense	—	—	—	—
Cash payments	(2)	—	—	(2)
Balance at September 30, 2016	$—	$—	$—	$—

The restructuring accrual is recorded in other current liabilities on the consolidated balance sheet. These balances reflect estimated future cash outlays.

A summary of the charges in the consolidated statements of operations resulting from the Restructuring Plan is shown below:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2016	2015	2014
	(in millions)
Selling, general and administrative expenses	$—	$2	$50
Total restructuring expense	$—	$2	$50

All of the above expenses were recorded in the Recorded Music reportable segment.

10. Share-Based Compensation Plans

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

The following is a summary of the Company’s share awards:

				Matching	Deferred Equity	Matching Equity
			Deferred	Equity Units	Units Weighted-	Units Weighted-
			Equity Units	Weighted-	Average	Average
			Weighted-	Average	Grant-Date	Grant-Date
	Deferred	Matching	Average	Intrinsic	Intrinsic	Intrinsic
	Equity Units	Equity Units	Fair Value	Value	Value	Value
Unvested units at September 30, 2014	19	24	$132.92	$25.79	$107.13	$—
Granted	3	3	132.92	—	107.13	—
Vested	(2)	—	132.92	25.79	107.13	—
Forfeited	(2)	(2)	132.92	25.79	107.13	—
Unvested units at September 30, 2015	18	25	$135.00	$27.87	$107.13	$—
Granted	9	9	135.00	—	107.13	—
Vested	(7)	(5)	135.00	27.87	107.13	—
Forfeited	(1)	(1)	135.00	27.87	107.13	—
Unvested units at September 30, 2016	19	28	$142.21	$35.08	$107.13	$—

The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2016 was $107.13. The fair value of these deferred equity units at September 30, 2016 was $142.21. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2015 was $107.13. The fair value of these deferred equity units at September 30, 2015 was $135.00. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2014 was $107.13. The fair value of these deferred equity units at September 30, 2014 was $132.92.

Compensation Expense

The Company recognized non-cash share-based compensation expense of $23 million for the fiscal year ended September 30, 2016. Of the $23 million, $13 million related to awards for employees and $10 million related to awards for non-employees for the fiscal year ended September 30, 2016. The Company recognized non-cash share-based compensation of $3 million for the fiscal year ended September 30, 2015. Of the $3 million, $1 million related to awards for employees and $2 million related to awards for non-employees for the fiscal year ended September 30, 2015. The Company recognized non-cash share-based compensation of $8 million for the fiscal year ended September 30, 2014. Of the $8 million, $5 million related to awards for employees and $3 million related to awards for non-employees for the fiscal year ended September 30, 2014.

In addition, at September 30, 2016, September 30, 2015 and September 30, 2014, the Company had approximately $2 million, $7 million and $12 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2016, the remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 1 year.

11. Related Party Transactions

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

Such costs incurred by the Company were approximately $9 million, $9 million and $8 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively, which includes the annual fee, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for each of the fiscal years ended September 30, 2016, 2015 and 2014. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statements of operations.

Lease Arrangements with Related Party

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired during the fiscal year 2014.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease was increased to £3,460,250 per year, the term was extended five years and the Company received certain rights to extend the term for an additional five years following a market rate rent review.

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

On July 15, 2016, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Cooper Investment Partners LLC, for the use of office space in our corporate headquarters at 1633 Broadway, New York, New York. The license fee of $16,967.21 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2016, an immaterial amount was recorded as rental income. The space is occupied by Cooper Investment Partners LLC, which is a private equity fund that pursues a wide range of investment opportunities.

Deezer

Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. Deezer paid to WEA International Inc. an aggregate amount of approximately $29 million and $25 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2016 and 2015, respectively. In addition, in connection with these arrangements, (i) the

Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A.

Equity Investment

In fiscal 2014, the Company made an investment in a company in which Access was a minority owner, which was subsequently sold during fiscal 2014. As a result of the sale transaction, the Company recognized a gain of $2 million.

Record Industry

In February 2015, WEA and Record Industry entered into an agreement for vinyl record manufacturing.  In fiscal year 2016, WEA paid to Record Industry an aggregate amount of approximately $4 million in connection with the foregoing arrangements.  Mr. Mohaupt, currently one of the Company’s directors, owns a minority interest in Record Industry.

12. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under both capital and operating leases. Net rent expense was approximately $60 million, $66 million and $82 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

At September 30, 2016, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

Operating
Years	Leases
(in millions)
2017	$51
2018	44
2019	42
2020	35
2021	32
Thereafter	200
Total	$404

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $288 million and $318 million as of September 30, 2016 and September 30, 2015, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $2 million and $5 million at September 30, 2016 and September 30, 2015, respectively.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification, which has now been fully briefed. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year. The balance will be recognized in revenue ratably over the next five quarters. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

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

13. Derivative Financial Instruments

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

The fair value of foreign currency forward exchange contracts is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 16. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of September 30, 2016, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2015, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
	(in millions)
2016
Revenues	$2,736	$524	$(14)	$3,246
OIBDA	459	138	(90)	507
Depreciation of property, plant and equipment	(32)	(7)	(11)	(50)
Amortization of intangible assets	(180)	(63)	—	(243)
Operating income (loss)	247	68	(101)	214
Total assets	2,584	2,365	420	5,369
Capital expenditures	18	7	17	42
2015
Revenues	$2,501	$482	$(17)	$2,966
OIBDA	379	146	(89)	436
Depreciation of property, plant and equipment	(36)	(6)	(12)	(54)
Amortization of intangible assets	(192)	(63)	—	(255)
Operating income (loss)	151	77	(101)	127
Total assets	2,869	2,408	344	5,621
Capital expenditures	19	7	37	63
2014
Revenues	$2,526	$517	$(16)	$3,027
OIBDA	267	166	(93)	340
Depreciation of property, plant and equipment	(35)	(7)	(13)	(55)
Amortization of intangible assets	(201)	(65)	—	(266)
Operating income (loss)	31	94	(106)	19
Capital expenditures	27	8	41	76

Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2016, 2015 and 2014. Total assets relating to operations in different geographical areas are set forth below as of September 30, 2016 and September 30, 2015.

	2016		2015		2014
		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue
	(in millions)
United States	$1,360	$138	$1,171	$149	$1,141
United Kingdom	491	23	477	30	467
All other territories	1,395	42	1,318	41	1,419
Total	$3,246	$203	$2,966	$220	$3,027

Customer Concentration

In the fiscal years ended September 30, 2016, 2015 and 2014, one customer represented 14%, 13% and 16% of total revenues, respectively. This customer’s revenues are included in the Recorded Music segment.

15. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $181 million, $171 million and $204 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively. The Company paid approximately $41 million, $25 million and $22 million of foreign income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

16. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2016 and September 30, 2015.

	Fair Value Measurements as of September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(4)	(4)
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	—	—
Total	$—	$—	$(4)	$(4)

	Fair Value Measurements as of September 30, 2015
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(1)	(1)
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	—	—
Total	$—	$—	$(1)	$(1)

(a)

This represents purchase obligations and contingent consideration related to the Company’s various acquisitions. This is based on a probability weighted performance approach and it is adjusted to fair value on a recurring basis and any adjustments are included as a component of operating income in the statement of operations. These amounts were mainly calculated using unobservable inputs such as future earnings performance of the Company’s various acquisitions and the expected timing of the payment.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2015	$(1)
Additions	(4)
Reductions	—
Payments	1
Balance at September 30, 2016	$(4)

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2016, the fair value of the Company’s debt was $2.896 billion. Based on the level of interest rates prevailing at September 30, 2015, the fair value of the Company’s debt was $2.976 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

17. Subsequent Events

California Headquarters Lease

As of October 7, 2016, we entered into a lease agreement for new office space located in the Ford Factory Building at 777 S. Santa Fe Avenue, Los Angeles, California, 90021, to be used as our new Los Angeles, California headquarters beginning on August 1, 2017 for an initial term of 12 years and 9 months with a single option to extend the term of the lease for 10 years. Rental payments under the Lease will total approximately $10.0 million per year, subject to annual fixed increases, excluding rent abatement of 75% for 16 months beginning in month two of the Lease term. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs

October 2016 Refinancing Transactions

On October 18, 2016, Acquisition Corp. issued €345 million in aggregate principal amount of its 4.125% Senior Secured Notes due 2024 and $250 million in aggregate principal amount of its 4.875% Senior Secured Notes due 2024. Acquisition Corp. used the net proceeds to pay the consideration in the tender offers and satisfy and discharge its 2021 Senior Secured Notes as described below.  See “Financial Condition and Liquidity” for more information.

On October 18, 2016, Acquisition Corp. accepted for purchase in connection with tender offers for its 6.000% Senior Secured Notes due 2021 (the “Existing Dollar Notes”) and 6.250% Senior Secured Notes due 2021 (the “Existing Euro Notes” and, together with the Existing Dollar Notes, the “2021 Senior Secured Notes”) the 2021 Senior Secured Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on October 17, 2016 (the “Expiration Time”). Acquisition Corp. then issued a notice of redemption on October 18, 2016 with respect to the remaining 2021 Senior Secured Notes not accepted for payment pursuant to the tender offers. Following payment of the 2021 Senior Secured Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee for the 2021 Senior Secured Notes not accepted for purchase in the tender offers funds sufficient to satisfy all obligations remaining to the date of redemption, which redemption date will be January 15, 2017, under the applicable indenture governing the 2021 Senior Secured Notes. These transactions are collectively referred to as the “October 2016 Refinancing Transactions.” The Company expects to record a loss on extinguishment of debt of approximately $31 million in the first quarter of fiscal 2017 as a result of the October 2016 Refinancing Transactions, which represents the premium paid on early redemption and unamortized deferred financing costs.

November 2016 Senior Term Loan Credit Agreement Amendment

On November 21, 2016, Acquisition Corp received lender consent to an amendment (the “November 2016 Senior Term Loan Amendment”) to the Senior Term Loan Credit Agreement governing Acquisition Corp.’s Senior Term Loan Facility, which extended the maturity date of the Senior Term Loan Credit Agreement to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity date of certain of Acquisition Corp.’s other outstanding indebtedness and increased the principal amount outstanding by $27.5 million to $1,006 million.

5.625% Existing Secured Notes Redemption

On November 21, 2016, Acquisition Corp. redeemed 10%, or $27.5 million of its 5.625% Senior Secured Notes due 2022 (the “5.625% Secured Notes”). The redemption price was equal to 103% of the principal amount of the 5.625% Secured Notes, plus accrued and unpaid interest to, but not including the redemption date. Following the partial redemption by Acquisition Corp. of the 5.625% Secured Notes, $247,500,000 of the 5.625% Secured Notes remain outstanding.

Special Cash Dividend

On December 2, 2016, our Board of Directors approved a special cash dividend of $54 million to be paid on January 3, 2017 to stockholders of record as of December 30, 2016.

WARNER MUSIC GROUP CORP.

2016 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015
	(in millions)
Revenues	$841	$811	$745	$849
Costs and expenses:
Cost of revenue	(436)	(448)	(374)	(449)
Selling, general and administrative expenses (a)	(295)	(255)	(256)	(276)
Amortization expense	(55)	(63)	(63)	(62)
Total costs and expenses	(786)	(766)	(693)	(787)
Operating income	55	45	52	62
Loss on extinguishment of debt	(14)	—	(4)	—
Interest expense, net	(42)	(43)	(43)	(45)
Other (expense) income	(7)	(5)	22	8
(Loss) income before income taxes	(8)	(3)	27	25
Income tax benefit (expense)	5	(4)	(15)	3
Net (loss) income	(3)	(7)	12	28
Less: income attributable to noncontrolling interest	(1)	(2)	(1)	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(4)	$(9)	$11	$27

(a) Includes depreciation expense of:	$(13)	$(12)	$(12)	$(13)

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

Consolidating Balance Sheet

September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$180	$179	$—	$359	$—	$—	$—	$359
Accounts receivable, net	—	177	152	—	329	—	—	—	329
Inventories	—	16	25	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	79	49	—	128	—	—	—	128
Prepaid and other current assets	1	13	37	—	51	—	—	—	51
Total current assets	1	465	442	—	908	—	—	—	908
Due (to) from parent companies	750	(312)	(438)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,260	1,458	—	(3,718)	—	195	195	(390)	—
Royalty advances expected to be recouped after one year	—	120	76	—	196	—	—	—	196
Property, plant and equipment, net	—	138	65	—	203	—	—	—	203
Goodwill	—	1,372	255	—	1,627	—	—	—	1,627
Intangible assets subject to amortization, net	—	1,165	1,036	—	2,201	—	—	—	2,201
Intangible assets not subject to amortization	—	71	45	—	116	—	—	—	116
Other assets	37	62	19	—	118	—	—	—	118
Total assets	$3,048	$4,539	$1,500	$(3,718)	$5,369	$195	$195	$(390)	$5,369
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$124	$80	$—	$204	$—	$—	$—	$204
Accrued royalties	—	606	498	—	1,104	—	—	—	1,104
Accrued liabilities	—	112	185	—	297	—	—	—	297
Accrued interest	38	—	—	—	38	—	—	—	38
Deferred revenue	—	143	35	—	178	—	—	—	178
Current portion of long-term debt	—	—	—	—	—	—	—	—	—
Other current liabilities	—	3	18	—	21	—	—	—	21
Total current liabilities	38	988	816	—	1,842	—	—	—	1,842
Long-term debt	2,812	—	—	—	2,812	—	—	—	2,812
Deferred tax liabilities, net	—	109	160	—	269	—	—	—	269
Other noncurrent liabilities	3	126	107	—	236	—	—	—	236
Total liabilities	2,853	1,223	1,083	—	5,159	—	—	—	5,159
Total Warner Music Group Corp. equity (deficit)	195	3,314	404	(3,718)	195	195	195	(390)	195
Noncontrolling interest	—	2	13	—	15	—	—	—	15
Total equity (deficit)	195	3,316	417	(3,718)	210	195	195	(390)	210
Total liabilities and equity (deficit)	$3,048	$4,539	$1,500	$(3,718)	$5,369	$195	$195	$(390)	$5,369

Consolidating Balance Sheet

September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$73	$173	$—	$246	$—	$—	$—	$246
Accounts receivable, net	—	170	179	—	349	—	—	—	349
Inventories	—	15	27	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	80	50	—	130	—	—	—	130
Prepaid and other current assets	5	9	46	—	60	—	—	—	60
Total current assets	5	347	475	—	827	—	—	—	827
Due (to) from parent companies	863	(174)	(689)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,365	1,187	—	(3,552)	—	376	221	(597)	—
Royalty advances expected to be recouped after one year	—	120	75	—	195	—	—	—	195
Property, plant and equipment, net	—	145	75	—	220	—	—	—	220
Goodwill	—	1,379	253	—	1,632	—	—	—	1,632
Intangible assets subject to amortization, net	—	1,271	1,243	—	2,514	—	—	—	2,514
Intangible assets not subject to amortization	—	71	48	—	119	—	—	—	119
Other assets	39	53	17	—	109	5	—	—	114
Total assets	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$79	$94	$—	$173	$—	$—	$—	$173
Accrued royalties	—	513	574	—	1,087	—	—	—	1,087
Accrued liabilities	1	269	26	—	296	—	—	—	296
Accrued interest	48	—	—	—	48	10	—	—	58
Deferred revenue	—	140	66	—	206	—	—	—	206
Current portion of long-term debt	13	—	—	—	13	—	—	—	13
Other current liabilities	—	7	18	(1)	24	—	—	—	24
Total current liabilities	62	1,008	778	(1)	1,847	10	—	—	1,857
Long-term debt	2,831	—	—	—	2,831	150	—	—	2,981
Deferred tax liabilities, net	—	110	192	—	302	—	—	—	302
Other noncurrent liabilities	3	131	105	3	242	—	—	—	242
Total liabilities	2,896	1,249	1,075	2	5,222	160	—	—	5,382
Total Warner Music Group Corp. equity (deficit)	376	3,149	405	(3,554)	376	221	221	(597)	221
Noncontrolling interest	—	1	17	—	18	—	—	—	18
Total equity (deficit)	376	3,150	422	(3,554)	394	221	221	(597)	239
Total liabilities and equity (deficit)	$3,272	$4,399	$1,497	$(3,552)	$5,616	$381	$221	$(597)	$5,621

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,668	$1,887	$(309)	$3,246	$—	$—	$—	$3,246
Costs and expenses:
Cost of revenue	—	(703)	(1,192)	188	(1,707)	—	—	—	(1,707)
Selling, general and administrative expenses	—	(739)	(464)	121	(1,082)	—	—	—	(1,082)
Amortization of intangible assets	—	(118)	(125)	—	(243)	—	—	—	(243)
Total costs and expenses	—	(1,560)	(1,781)	309	(3,032)	—	—	—	(3,032)
Operating income (loss)	—	108	106	—	214	—	—	—	214
Loss on extinguishment of debt	(4)	—	—	—	(4)	(14)	—	—	(18)
Interest income (expense), net	(84)	3	(79)	1	(159)	(14)	—	—	(173)
Equity gains (losses) from consolidated subsidiaries	162	74	—	(236)	—	53	25	(78)	—
Other income (expense), net	(10)	2	26	—	18	—	—	—	18
Income (loss) before income taxes	64	187	53	(235)	69	25	25	(78)	41
Income tax (expense) benefit	(11)	(20)	1	19	(11)	—	—	—	(11)
Net income (loss)	53	167	54	(216)	58	25	25	(78)	30
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income (loss) attributable to Warner Music Group Corp.	$53	$166	$50	$(216)	$53	$25	$25	$(78)	$25

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,632	$1,588	$(254)	$2,966	$—	$—	$—	$2,966
Costs and expenses:
Cost of revenue	—	(788)	(866)	143	(1,511)	—	—	—	(1,511)
Selling, general and administrative expenses	1	(675)	(509)	110	(1,073)	—	—	—	(1,073)
Amortization of intangible assets	—	(122)	(133)	—	(255)	—	—	—	(255)
Total costs and expenses	1	(1,585)	(1,508)	253	(2,839)	—	—	—	(2,839)
Operating (loss) income	1	47	80	(1)	127	—	—	—	127
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Interest income (expense), net	(82)	6	(83)	—	(159)	(22)	—	—	(181)
Equity gains (losses) from consolidated subsidiaries	35	(67)	—	32	—	(69)	(91)	160	—
Other income (expense), net	(10)	1	(12)	—	(21)	—	—	—	(21)
Income (loss) before income taxes	(56)	(13)	(15)	31	(53)	(91)	(91)	160	(75)
Income tax benefit (expense)	(13)	(29)	—	29	(13)	—	—	—	(13)
Net income (loss)	(69)	(42)	(15)	60	(66)	(91)	(91)	160	(88)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(69)	$(43)	$(17)	$60	$(69)	$(91)	$(91)	$160	$(91)

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,498	$1,804	$(275)	$3,027	$—	$—	$—	$3,027
Costs and expenses:
Cost of revenue	—	(639)	(1,089)	158	(1,570)	—	—	—	(1,570)
Selling, general and administrative expenses	(1)	(633)	(655)	117	(1,172)	—	—	—	(1,172)
Amortization of intangible assets	—	(120)	(146)	—	(266)	—	—	—	(266)
Total costs and expenses	(1)	(1,392)	(1,890)	275	(3,008)	—	—	—	(3,008)
Operating income (loss)	(1)	106	(86)	—	19	—	—	—	19
Loss on extinguishment of debt	(141)	—	—	—	(141)	—	—	—	(141)
Interest income (expense), net	(102)	9	(88)	—	(181)	(22)	—	—	(203)
Equity gains (losses) from consolidated subsidiaries	(80)	113	—	(33)	—	(286)	(308)	594	—
Other income (expense), net	12	(18)	2	—	(4)	—	—	—	(4)
Income (loss) before income taxes	(312)	210	(172)	(33)	(307)	(308)	(308)	594	(329)
Income tax benefit (expense)	26	(9)	26	(17)	26	—	—	—	26
Net income (loss)	(286)	201	(146)	(50)	(281)	(308)	(308)	594	(303)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income (loss) attributable to Warner Music Group Corp.	$(286)	$200	$(150)	$(50)	$(286)	$(308)	$(308)	$594	$(308)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$53	$167	$54	$(216)	$58	$25	$25	$(78)	$30
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(44)	—	(44)	44	(44)	(44)	(44)	88	(44)
Minimum pension liability	(7)	—	(7)	7	(7)	(7)	(7)	14	(7)
Deferred (loss) gain on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive (loss) income , net of tax:	(51)	(1)	(51)	52	(51)	(51)	(51)	102	(51)
Total comprehensive (loss) income	2	166	3	(164)	7	(26)	(26)	24	(21)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$2	$165	$(1)	$(164)	$2	$(26)	$(26)	$24	$(26)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(69)	$(42)	$(15)	$60	$(66)	$(91)	$(91)	$160	$(88)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(59)	—	(59)	59	(59)	(59)	(59)	118	(59)
Minimum pension liability	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss), net of tax:	(59)	—	(59)	59	(59)	(59)	(59)	118	(59)
Total comprehensive (loss) income	(128)	(42)	(74)	119	(125)	(150)	(150)	278	(147)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(128)	$(43)	$(76)	$119	$(128)	$(150)	$(150)	$278	$(150)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(286)	$201	$(146)	$(50)	$(281)	$(308)	$(308)	$594	$(303)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(41)	—	(41)	41	(41)	(41)	(41)	82	(41)
Minimum Pension Liability	(6)	—	(6)	6	(6)	(6)	(6)	12	(6)
Other comprehensive income (loss), net of tax:	(47)	—	(47)	47	(47)	(47)	(47)	94	(47)
Total comprehensive (loss) income	(333)	201	(193)	(3)	(328)	(355)	(355)	688	(350)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(333)	$200	$(197)	$(3)	$(333)	$(355)	$(355)	$688	$(355)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income (loss)	$53	$167	$54	$(216)	$58	$25	$25	$(78)	$30
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	156	137	—	293	—	—	—	293
Unrealized gains/losses and remeasurement of foreign denominated loans	—	—	—	—	—	—	—	—	—
Deferred income taxes	—	—	(26)	—	(26)	—	—	—	(26)
Loss on extinguishment of debt	4	—	—	—	4	14	—	—	18
Net gain on divestitures	—	(3)	(6)	—	(9)	—	—	—	(9)
Gain on sale of real estate	—	—	(24)	—	(24)	—	—	—	(24)
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Non-cash share-based compensation expense	—	23	—	—	23	—	—	—	23
Equity losses (gains), including distributions	(162)	(74)	—	236	—	(53)	(25)	78	—
Changes in operating assets and liabilities:
Accounts receivable	—	(7)	24	—	17	—	—	—	17
Inventories	—	—	—	—	—	—	—	—	—
Royalty advances	—	1	(14)	—	(13)	—	—	—	(13)
Accounts payable and accrued liabilities	—	142	(99)	(20)	23	—	—	—	23
Royalty payables	—	93	(44)	—	49	—	—	—	49
Accrued interest	(10)	—	—	—	(10)	(10)	—	—	(20)
Deferred revenue	—	(4)	(31)	—	(35)	—	—	—	(35)
Other balance sheet changes	(4)	(10)	19	—	5	—	—	—	5
Net cash (used in) provided by operating activities	(109)	484	(10)	—	365	(23)	—	—	342
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(16)	(9)	—	(25)	—	—	—	(25)
Capital expenditures	—	(30)	(12)	—	(42)	—	—	—	(42)
Investments and acquisitions of businesses, net	—	(10)	(18)	—	(28)	—	—	—	(28)
Divestitures, net of cash on hand	—	8	37	—	45	—	—	—	45
Proceeds from the sale of real estate	—	—	42	—	42	—	—	—	42
Advance to Issuer	329	—	—	(329)	—	—	—	—	—
Net cash (used in) provided by investing activities	329	(48)	40	(329)	(8)	—	—	—	(8)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(183)	—	—	—	(183)	183	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(309)	—	—	—	(309)	—	—	—	(309)
Proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes	300	—	—	—	300	—	—	—	300
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(150)	—	—	(150)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—	—	(24)	—	—	—	(24)
Financing costs paid	—	—	—	—	—	(10)	—	—	(10)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due to (from) issuer	—	(329)	—	329	—	—	—	—	—
Net cash (used in) provided by financing activities	(220)	(329)	(19)	329	(239)	23	—	—	(216)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase in cash and equivalents	—	107	6	—	113	—	—	—	113
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$180	$179	$—	$359	$—	$—	$—	$359

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(69)	$(42)	$(15)	$60	$(66)	$(91)	$(91)	$160	$(88)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Depreciation and amortization	(1)	162	148	—	309	—	—	—	309
Unrealized gains/losses and remeasurement of foreign denominated loans	21	55	(48)	—	28	—	—	—	28
Deferred income taxes	—	—	(11)	—	(11)	—	—	—	(11)
Gain on sale of assets	—	—	—	—	—	—	—	—	—
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Non-cash share-based compensation expense	—	3	—	—	3	—	—	—	3
Equity losses (gains), including distributions	(35)	67	—	(32)	—	69	91	(160)	—
Changes in operating assets and liabilities:
Accounts receivable	—	4	2	—	6	—	—	—	6
Inventories	—	(1)	(5)	—	(6)	—	—	—	(6)
Royalty advances	—	(23)	(23)	—	(46)	—	—	—	(46)
Accounts payable and accrued liabilities	—	26	(15)	(28)	(17)	—	—	—	(17)
Royalty payables	—	(19)	46	—	27	—	—	—	27
Accrued interest	(2)	—	—	—	(2)	—	—	—	(2)
Deferred revenue	—	(9)	21	—	12	—	—	—	12
Other balance sheet changes	—	3	(7)	—	(4)	—	—	—	(4)
Net cash provided by (used in) operating activities	(76)	226	93	—	243	(21)	—	—	222
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Capital expenditures	—	(48)	(15)	—	(63)	—	—	—	(63)
Investments and acquisitions of businesses, net	—	(11)	(5)	—	(16)	—	—	—	(16)
Advances to issuer	110	—	—	(110)	—	—	—	—	—
Net cash provided by (used in) investing activities	110	(68)	(27)	(110)	(95)	—	—	—	(95)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(21)	—	—	—	(21)	21	—	—	—
Proceeds from the Revolving Credit Facility	258	—	—	—	258	—	—	—	258
Repayment of the Revolving Credit Facility	(258)	—	—	—	(258)	—	—	—	(258)
Repayment of Acquisition Corp. Senior Term Loan Facility	(13)	—	—	—	(13)	—	—	—	(13)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	—	—	—	—	—	—	—	—	—
Repayment of Acquisition Corp. 11.5% Senior Notes	—	—	—	—	—	—	—	—	—
Financing costs paid	—	—	—	—	—	—	—	—	—
Deferred financing costs paid	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	(110)	—	110	—	—	—	—	—
Net cash provided by (used in) financing activities	(34)	(111)	(5)	110	(40)	21	—	—	(19)
Effect of exchange rate changes on cash and equivalents	—	—	(19)	—	(19)	—	—	—	(19)
Net increase (decrease) in cash and equivalents	—	47	42	—	89	—	—	—	89
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$73	$173	$—	$246	$—	$—	$—	$246

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2014

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(286)	$201	$(146)	$(50)	$(281)	$(308)	$(308)	$594	$(303)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	141	—	—	—	141	—	—	—	141
Depreciation and amortization	—	160	161	—	321	—	—	—	321
Unrealized gains/losses and remeasurement of foreign denominated loans	(12)	(23)	(4)	—	(39)				(39)
Deferred income taxes	—	—	(55)	—	(55)	—	—	—	(55)
Gain on sale of assets	—	(2)	—	—	(2)	—	—	—	(2)
Non-cash interest expense	12	—	—	—	12	1	—	—	13
Non-cash share-based compensation expense	—	8	—	—	8	—	—	—	8
Equity losses (gains), including distributions	80	(113)	—	33	—	286	308	(594)	—
Changes in operating assets and liabilities:
Accounts receivable	—	10	62	—	72	—	—	—	72
Inventories	—	(3)	(4)	—	(7)	—	—	—	(7)
Royalty advances	—	(9)	(23)	—	(32)	—	—	—	(32)
Accounts payable and accrued liabilities	—	(162)	75	—	(87)	—	—	—	(87)
Royalty payables	—	(38)	63	—	25	—	—	—	25
Accrued interest	(15)	—	—	—	(15)	—	—	—	(15)
Deferred revenue	—	107	(12)	—	95	—	—	—	95
Other balance sheet changes	—	2	(22)	15	(5)	—	—	—	(5)
Net cash provided by (used in) operating activities	(80)	138	95	(2)	151	(21)	—	—	130
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(16)	(10)	—	(26)	—	—	—	(26)
Capital expenditures	—	(53)	(23)	—	(76)	—	—	—	(76)
Investments and acquisitions of businesses, net	—	2	(55)	—	(53)	—	—	—	(53)
Advances to issuer	58	—	—	(58)	—	—	—	—	—
Net cash provided by (used in) investing activities	58	(67)	(88)	(58)	(155)	—	—	—	(155)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(21)	—	—	—	(21)	21	—	—	—
Proceeds from the Revolving Credit Facility	600	—	—	—	600	—	—	—	600
Repayment of the Revolving Credit Facility	(600)	—	—	—	(600)	—	—	—	(600)
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	275	—	—	—	275	—	—	—	275
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	660	—	—	—	660	—	—	—	660
Repayment of Acquisition Corp. 11.5% Senior Notes	(765)	—	—	—	(765)	—	—	—	(765)
Financing costs paid	(104)	—	—	—	(104)	—	—	—	(104)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	(60)	—	60	—	—	—	—	—
Net cash provided by (used in) financing activities	22	(61)	(5)	60	16	21	—	—	37
Effect of exchange rate changes on cash and equivalents	—	—	(10)	—	(10)	—	—	—	(10)
Net increase (decrease) in cash and equivalents	—	10	(8)	—	2	—	—	—	2
Cash and equivalents at beginning of period	—	16	139	—	155	—	—	—	155
Cash and equivalents at end of period	$—	$26	$131	$—	$157	$—	$—	$—	$157

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
	(in millions)
Year Ended September 30, 2016
Allowance for doubtful accounts	$12	$6	$—	$1	$19
Reserves for sales returns	44	131	(142)	—	33
Allowance for deferred tax asset	344	27	(61)	—	310
Year Ended September 30, 2015
Allowance for doubtful accounts	$11	$7	$(6)	$—	$12
Reserves for sales returns	54	161	(171)	—	44
Allowance for deferred tax asset	394	34	(84)	—	344
Year Ended September 30, 2014
Allowance for doubtful accounts	$2	$2	$—	$7	$11
Reserves for sales returns	53	194	(193)	—	54
Allowance for deferred tax asset	296	101	(3)	—	394

(a)	Other changes due to acquisitions and dispositions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 78 of this report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 8, 2016, and their positions and offices.

Name	Age	Position
Stephen Cooper	70	CEO and Director
Jon Platt	52	Chairman and CEO, Warner/Chappell Music
Stu Bergen	50	CEO, International and Global Commercial Services, Warner Recorded Music
Eric Levin	54	Executive Vice President and Chief Financial Officer
Ole Obermann	45	Executive Vice President, Business Development
Maria Osherova	51	Executive Vice President, Human Resources
Paul M. Robinson	58	Executive Vice President and General Counsel and Secretary
James Steven	39	Executive Vice President, Communications and Marketing
Len Blavatnik	59	Vice Chairman of the Board
Lincoln Benet	53	Director
Alex Blavatnik	52	Director
Mathias Döpfner	53	Director
Ynon Kreiz	51	Director
Thomas H. Lee	72	Director
Jörg Mohaupt	50	Director
Oliver Slipper	40	Director
Cameron Strang	50	Director
Donald A. Wagner	53	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 70, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the Board of Directors as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A. Mr. Cooper is also the Managing Partner of Cooper Investment Partners, a private equity firm.

Jon Platt, 52, has served as Chairman and CEO of Warner/Chappell Music since May 2016. Mr. Platt served as CEO of Warner/Chappell from November 1, 2015 through May 2016. Mr. Platt joined Warner/Chappell in September 2012 as President, Creative—North America and was promoted to President, North America in December 2013. During his tenure, he has overseen the strengthening of Warner/Chappell’s A&R activities in North America, while expanding opportunities for the Company’s diverse roster of songwriters. Among his notable achievements, Mr. Platt received the SESAC “Visionary Award” this past May, was listed on the 2015 Billboard Power 100 list, and was lauded as BRE Magazine’s “Man of the Year.” Before joining Warner/Chappell, Mr. Platt spent 17 years at EMI music publishing, where artists/songwriters he signed at the outset of their careers included JAY Z, Kanye West, Usher, Drake, Ludacris, Mary Mary, Young Jeezy, Fabolous and Snoop Dogg. Mr. Platt also signed Beyoncé and negotiated deals for Pharrell Williams and Sean “Puffy” Combs. Mr. Platt has served as Vice Chairman of the Board of Directors for the MusiCares Foundation, and sits on the Board of the Living Legends Foundation. Mr. Platt was the first music publisher to be featured in Source magazine’s annual Power 30 issue, and was named 2011 Music Visionary of the Year by the UJA-Federation of New York. Mr. Platt has also consulted for EMI Records, LaFace Records, Island Records and Atlantic Records. Mr. Platt began his career in the music business as a DJ in his native Denver, before moving to Los Angeles to manage producers.

Stu Bergen, 50, has served as our President, International, Recorded Music since June 2013.  He is responsible for our global Recorded Music business outside of the U.S. and U.K. markets. In addition, since March 2015, he oversees WEA Corp., the Company’s global distribution and artists and label services arm, as well as ADA, which provides worldwide services to independent labels and artists. On December 1, 2015, he was named CEO, International and Global Commercial Services, Warner Recorded

Music. Mr. Bergen, who joined Warner Music Group in 2006, was previously Executive Vice President, International & Head of Global Marketing.  Prior to Warner Music Group, Mr. Bergen held posts at several major record labels, including serving as Executive Vice President of Rock Music for Columbia Records, Executive Vice President of Island Records, and Vice President of Promotion for Epic Records. Mr. Bergen began his music industry career in 1988 at TVT Records, following which he became Director Promotion at Relativity Records. Mr. Bergen holds a B.A. degree from Princeton University.

Eric Levin, 54, has served as our Executive Vice President and Chief Financial Officer since October 13, 2014. From October 2012 to June 2014, he served as the financial director of Ecolab (China) Investment Co. Ltd, a multinational technology and manufacturing group in China. From May 1988 to December 2001, he worked in various financial functions at Home Box Office, Inc., a subsidiary of Time Warner, and was promoted to CFO from January 2000 to December 2001. Thereafter and until 2011, he served in various operational and financial roles in companies in the media and publishing industry. From 2004 to 2007, he was the Co-Founder and CEO of City on Demand, LLC, a television production company. From 2009 to 2011, Mr. Levin was CFO at SCMP Group Limited, a company listed on the Hong Kong Stock Exchange, which is a leading Asia media holding company, and joined the board of The Post Publishing Public Company Limited, a company listed on the Stock Exchange of Thailand, which publishes newspapers and magazines. Mr. Levin obtained a B.S. in Electrical Engineering from the University of Pennsylvania in May 1984 and an M.B.A. in finance and economics from the University of Chicago Graduate School of Business in March 1988.

Ole Obermann, 45, has served as our Executive Vice President, Business Development and Chief Digital Officer since November 2016. Mr. Obermann oversees the company’s global business development strategy, with a focus on exploring new forms of commercial innovation and creating new digital revenue opportunities. From 2006 to 2016, Mr. Obermann worked at Sony Music Entertainment, where he was most recently Executive VP, Digital Partner Development and Sales. During his Sony tenure, he negotiated and implemented deals with Sony’s network of global digital partners including iTunes, Spotify, Google, and Vevo. He was instrumental in Sony’s audio and video streaming strategy and oversaw the buildout of Sony’s digital analytics infrastructure. Prior to his employment at Sony, Mr. Obermann was Managing Director of Liquid Digital Media, a leading digital music infrastructure provider. He also previously worked at McKinsey & Co. He began his career as a Product Manager for RCA Records. He holds a BA degree in International Relations from Colgate University and an MBA from Northwestern University’s Kellogg School of Management.

Maria Osherova, 51, has served as our Executive Vice President, Human Resources since July 29, 2014. Ms. Osherova joined Warner Music Group in 2006 as Vice President, Human Resources for Warner Music International, based in London.  Advancing to Senior Vice President of Warner Music International, she played a pivotal role in the successful integration of Parlophone Label Group within Warner Music Group. Prior to joining Warner Music Group, Ms. Osherova was Global HR Manager for a division of Shell International Petroleum, where she headed a department responsible for employees in over 120 countries. She previously held several posts at The Coca-Cola Company, based variously in Copenhagen, Oslo, and St. Petersburg. Osherova studied at St. Petersburg State Technical University, where she was awarded a Master of Sciences degree.

Paul M. Robinson, 58, has served as our Executive Vice President and General Counsel and Secretary since December 2006. He is responsible for our worldwide legal and business affairs and public policy functions. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

James Steven, 39, has served as Executive Vice President, Communications and Marketing since January 1, 2015. He is responsible for our worldwide communications and corporate marketing functions, including external and internal communications, investor relations, social responsibility and special events.  He also oversees the interaction and coordination of the communications functions of our operating companies.  Mr. Steven joined the Company in 2007 as part of the Company’s international communications team based in London.  He relocated to New York in 2012, becoming Senior Vice President, Communications and Marketing.  Prior to Warner Music Group, Mr. Steven held various roles at public relations and marketing agencies, including Cow PR and Consolidated PR, working with clients in the film, TV, technology, retail, beverages and automobile industries. Mr. Steven holds an M.A. (Honors) degree from the University of Edinburgh.

Len Blavatnik, 59, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with strategic investments in the U.S., Europe and South America. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to, and remains engaged in, many educational pursuits.  Mr. Blavatnik is a member of boards at Oxford University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources, Global Advisory Council and the Task Force on Science and Engineering. In 2010, the Blavatnik Family Foundation committed £75 million to establish the Blavatnik School of Government at the University of Oxford.  Mr. Blavatnik and

the Blavatnik Family Foundation have also been generous supporters of other leading educational, scientific, cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The Mariinsky Foundation of America, The Carnegie Hall Society, Inc. and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences, and is a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his M.B.A from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 53, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spanned corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the Supervisory Board of Directors for LyondellBasell and a member of the board of Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 52, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Deputy Chairman of Access. A 1993 graduate of Columbia University, Mr. Blavatnik joined Access in 1996 to manage the Company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Mathias Döpfner, 53, has served as a director since May 1, 2014. Mr. Döpfner is Chairman and CEO of Axel Springer SE in Berlin. He has been with Axel Springer AG since 1998, initially as Editor-in-Chief of Die Welt and since 2000 as Member of the Management Board. During his career he has held different positions in media companies. Among others he was Editor-in-Chief of the newspapers Wochenpost and Hamburger Morgenpost. At Gruner+Jahr he was Assistant to the CEO in Hamburg and on the staff of the Head of International Business in Paris. Mr. Döpfner has also worked as author and Brussels based correspondent for Frankfurter Allgemeine Zeitung. He studied Musicology, German and Theatrical Arts in Frankfurt and Boston. He is a Member of the Board of Directors of Time Warner Inc., a Member of the Board of Directors of Vodafone Group Plc., Chairman of the Board of Directors of Business Insider Inc., and holds several honorary offices, among others at the American Academy, the American Jewish Committee and the European Publishers Council (EPC). In 2010 he was Visiting Professor in Media at the University of Cambridge and became a member of St. John’s College.

Ynon Kreiz, 51, has served as a director since May 9, 2016. From March 2012 to January 2016, Mr. Kreiz served as the Chairman and CEO of Maker Studios, the global leader in online short-form video and the largest content network on YouTube. Before joining Maker, from June 2008 to June 2011, Mr. Kreiz was Chairman and CEO of Endemol Group, the world’s largest independent television production company, with major international programming franchises including “Big Brother” and “Deal or No Deal.” Prior to Endemol, from 2005 to 2007, Mr. Kreiz was a General Partner at Balderton Capital (formerly Benchmark Capital Europe). Prior to that, from 1996 to 2002, Mr. Kreiz was co-founder, Chairman and CEO of Fox Kids Europe N.V., a leading pay-TV channel in Europe and the Middle East, broadcasting in 56 countries. FKE was listed on the Euronext Stock Exchange in Amsterdam in 1999. Mr. Kreiz holds a B.A. in Economics and Management from Tel Aviv University and an M.B.A. from UCLA’s Anderson School of Management, where he currently serves on the Board of Advisors.

Thomas H. Lee, 72, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC and Lee Equity Partners, LLC. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC, Edelman Financial Services, LLC and Aimbridge Hospitality Holdings LLC. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, NYU Langone Medical Center and the New York City Police Foundation among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Jörg Mohaupt, 50, has served as a director since July 20, 2011. Mr. Mohaupt has been associated with Access since May 2007, and is involved with Access’ activities in the media and communications sector. Prior, Mr. Mohaupt was a Managing Director of Providence Equity Partners and he co-founded and managed Continuum Group Limited, a communications services venture business. Prior to this, Mr. Mohaupt was an Executive Director at Morgan Stanley & Co. and Lehman Brothers in their respective media and telecommunications groups. Mr. Mohaupt serves on a number of boards including Perform Group Plc, AINMT Holdings, Gettaxi Ltd,

Deezer, ULE, Songkick and Sentient Technologies. Mr. Mohaupt graduated with a degree in history from Rijksuniversiteit Leiden (Netherlands) and a degree in Communications Science from Universiteit van Amsterdam.

Oliver Slipper, 40, has served as a director since May 1, 2014. Mr. Slipper is the founder and CEO of Masomo Limited, a social games start-up headquartered in the U.K.  He previously served as Joint-CEO and was appointed to the Board of Perform Group plc in August 2007, where he still acts as a Non-Executive Director. Together with Simon Denyer, Joint-CEO of Perform, Mr. Slipper took the business public, achieving a listing on the London Stock Exchange in 2011, with a market capitalization of over £500 million. Previously he was the Chief Executive Officer of Premium TV until its amalgamation with Inform Group in 2007 to create Perform. Mr. Slipper joined Premium TV in 2001 as Commercial Manager. In 2005, he was appointed Chief Executive Officer. Prior to Premium TV, Mr. Slipper worked at Accenture within the Media and Entertainment team, where he worked for clients including Cable & Wireless, NTL and Sony Playstation advising on digital strategies. He holds a BA (Hons) in Classical Studies from Manchester University. He also serves on the Board of Surrey County Cricket Club and is a Patron of the Zoological Society of London.

Cameron Strang, 50, has served as a director since July 20, 2011 and as Chairman and CEO, Warner Bros. Records since November 2012. Mr. Strang served as Chairman and CEO of Warner/Chappell Music from July 1, 2011 to November 1, 2015, and as Chairman of Warner/Chappell until May 2016. Previously, Mr. Strang was the founder of New West Records and of Southside Independent Music Publishing, which was acquired by Warner/Chappell in 2010. Prior to being acquired by Warner/Chappell, Southside was a leading independent music publishing company with a reputation for discovering and developing numerous talented writers, producers and artists across a wide range of genres. Southside was founded with the signing of J.R. Rotem and, in just six years, built a roster that included Atlantic Records’ recording artist, Bruno Mars; producer, Brody Brown; Nashville-based writers, Ashley Gorley and Blair Daly; Christian music star, Matthew West; and Kings of Leon. Mr. Strang also co-founded DMZ Records, a joint venture record label. Mr. Strang holds a bachelor of commerce degree from the University of British Columbia and a J.D. from the University of British Columbia Law School.

Donald A. Wagner, 53, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

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

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, Mohaupt and Wagner, each brings beneficial experience and attributes to our Board. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access, in his role as a director of UC RUSAL and a former director of TNK-BP Limited. Mr. Benet has extensive experience in advising companies, particularly as the CEO of Access and in his role as a director of Clal Industries Ltd. and LyondellBasell Industries N.V. Alex Blavatnik has extensive experience advising companies, particularly as Deputy Chairman of Access and previously as a director of OGIP Ventures, Ltd. Mr. Mohaupt has served as a director of various companies and has extensive experience in corporate finance, mergers and acquisitions, fixed income and capital markets through his work at Providence Equity Partners, Morgan Stanley, Lehman Brothers and Access. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of the directors affiliated with Access possess experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us.

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

Mr. Döpfner has extensive experience in the news publishing industry. Through his positions as Chairman and CEO, executive board member (Newspaper division) of Axel Springer SE and editor in chief of Die Welt, Mr. Döpfner has developed insights both in operational and strategic activities at Europe’s biggest and leading digital publisher.

Mr. Kreiz has extensive experience advising and managing companies, having served as Chairman and CEO of Maker Studios and the Endemol Group and also as a general partner at Balderton Capital (formerly Benchmark Capital Europe).

Mr. Lee has extensive experience advising and managing companies, serving as the Chairman and CEO of Thomas H. Lee Capital, LLC, Thomas H. Lee Capital Management, LLC and Lee Equity Partners, LLC and serving as or having served as a director of numerous public and private companies. Mr. Lee was also part of the investor group that acquired Warner Music Group from Time Warner in the 2004 Acquisition and was a director of our company from March 2004 until July 2011, before subsequently rejoining the Board in August 2011, and has a detailed understanding of our company.

Mr. Slipper is a CEO of a digital media company.

Our Board of Directors believes that the qualifications described above bring a broad set of complementary experience to the Board of Directors’ discharge of its responsibilities, coupled with a strong alignment with the interests of the stockholder of our company.

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

The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and its subsidiaries. The Audit Committee is responsible for assisting the Board of Directors’ oversight of (a) the quality and integrity of the Company’s financial statements and related disclosure; (b) the independent auditor’s qualifications and independence; (c) the evaluation and management of the Company’s financial risks; (d) the performance of the Company’s internal audit function and independent auditor; and (e) the Company’s compliance with legal and regulatory requirements. The Audit Committee’s duties include, when appropriate, as permitted under applicable law, amending or supplementing the Company’s Delegation of Authority Policy without the prior approval of the Board. The current members of the Company’s audit committee are Messrs. Wagner, Kreiz and Lee. Mr. Wagner serves as the chairman of the committee. Messrs. Kreiz and Wagner qualify as “audit committee financial experts,” as defined by Securities and Exchange Commission Rules, based on their education, experience and background.

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

Oversight of Risk Management

On behalf of the Board of Directors, our Audit Committee is responsible for oversight of the Company’s risk management and assessment guidelines and policies. We are exposed to a number of risks including financial risks, operational risks and risks relating to regulatory and legal compliance. The Audit Committee discusses with management and the independent auditors the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures, including the guidelines and policies to govern the process by which risk assessment and risk management are undertaken. The Company’s Chief Compliance Officer and Head of Internal Audit are responsible for the Company’s risk management function and regularly work closely with the Company’s senior executives to identify risks material to the Company. Both the Chief Compliance Officer and the Head of Internal Audit report regularly to the Chief Financial Officer, the Chief Executive Officer and the Audit Committee regarding the Company’s risk management policies and procedures. In that regard, both the Chief Compliance Officer and Head of Internal Audit regularly meet with the Audit Committee to discuss the risks facing the Company, highlighting any new risks that may have arisen since they last met. The Audit Committee also reports to the Board of Directors to apprise them of their discussions with the Chief Compliance Officer and Head of Internal Audit regarding the Company’s risk management efforts. In addition, the Board of Directors receives management updates on our business operations, financial results and strategy and, as appropriate, discusses and provides feedback with respect to risks related to those topics.

Section 16(a) Beneficial Ownership Reporting Compliance

Subsequent to the consummation of the Merger, as the Company no longer has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, none of its directors, officers or stockholders is subject to the reporting requirements of Section 16(a) of the Exchange Act.

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

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2016 and one other individual who would have met the compensation standard but became a non-executive officer employee during fiscal year 2016. Our named executive officers (“NEOs”) for fiscal year 2016 are:

•	Stephen Cooper (our CEO);
•	Eric Levin (our CFO);
•	Jon Platt;
•	Stu Bergen;
•	Paul M. Robinson; and
•	Cameron Strang (executive officer until May 2016).

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers (other than our CEO). For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2016, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below other than our current CEO) consists of base salary and annual bonuses. In addition, three of our NEOs, Messrs. Cooper, Bergen and Strang, have elected to participate in the Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

For the 2016 fiscal year, in determining the compensation of the NEOs (other than our current CEO), the Compensation Committee sought to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term shareholder value creation.

Access has a consulting agreement with Mr. Cooper pursuant to which for fiscal year 2016 he received $166,667 a month and reimbursement of his related expenses in connection with his role as CEO of the Company. In fiscal year 2016, the Company reimbursed Access for these amounts pursuant to the Management Agreement. For fiscal year 2016, the Company did not have any other employment arrangement with Mr. Cooper, but he participates in the Plan, and in fiscal year 2016 the Company increased Mr. Cooper’s allocation in the Plan. Effective October 1, 2016 (i.e., after completion of fiscal year 2016), the Company began to pay Mr. Cooper an annual base salary of $1,000,000 as an employee of the Company, and, in connection with this change, the Company will no longer be reimbursing Access for Mr. Cooper’s services under a consultancy agreement.  The Company has not entered into an employment agreement with Mr. Cooper because, among other reasons, as a participant in the Plan, the Company believes he already has retention incentives to remain employed at the Company.

The Company has entered into employment arrangements with each of our Named Executive Officers (other than Mr. Cooper), which establish each executive’s base salary and for each of Messrs. Bergen and Strang his entitlement to a percentage of our annual free cash flow under the Plan and, in the case of Messrs. Platt, Levin and Robinson, their annual bonus.

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

•

A clear link between an executive’s compensation and Company-wide performance. Three of our NEOs (Messrs. Cooper, Bergen and Strang) and some of our other senior executives have elected to participate in the Plan. As further discussed below, the Plan, which is a significant part of our executive compensation program, is designed to reward our executives’ contributions to our free cash flow and long-term value. For other executives, their compensation is designed to reward their achievement of specified key goals, which include, among other things, the successful implementation of strategic initiatives, realizing superior operating and financial performance, and other factors that we believe are important, such as the promotion of an ethical work environment and teamwork within the Company. We believe our compensation structure motivates our executives to achieve these goals and rewards them for their significant efforts and contributions to the Company and the results they achieve.

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

Components of Executive Compensation

Employment Arrangements

With the exception of Mr. Cooper as described above, we have employment arrangements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements and Separation Agreements.” We believe that having employment arrangements with certain of our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

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

In fiscal year 2016, Mr. Cooper was paid based on a consulting agreement with Access, as described above. Each of our other NEOs was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2016.

Effective October 13, 2016, Mr. Levin’s annual base salary was increased to $750,000 (from $650,000).

Effective November 1, 2016, Mr. Bergen’s annual base salary was increased to $1,250,000 (from $1 million).

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our financial performance for the particular year. Messrs. Cooper, Bergen and Strang have elected to participate in the annual free cash flow bonus pool in the Plan, as described below.

Annual Free Cash Flow Bonus Pool

Messrs. Cooper, Bergen and Strang have elected to participate in the Plan, which is also a non-qualified deferred compensation plan that allows the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. Our Compensation Committee adopted the Plan to, among other reasons, reinforce a partnership culture with our executives, by allowing them to participate in our short-term performance (in the form of annual free cash flow bonuses) and long-term performance (in the form of deferred compensation that is indexed to the value of our common stock and with grants of Profits Interests, as described below under “Long-Term Equity Incentives”). We believe it is important for our executives and shareholders to be motivated to work together towards shared financial and operational goals. In addition, our Compensation Committee considered that the Plan offers our executives the opportunity for tax-efficient wealth management creation based on our performance.

For the 2016 fiscal year, Messrs. Cooper, Bergen and Strang participated in the Plan with fixed percentages of free cash flow of 2.5%, 0.75% and 1.0%, respectively.  The Company’s free cash flow for the 2016 fiscal year was $321 million. Beginning with fiscal year 2016, the percentage of free cash flow allocated to Messrs. Cooper and Bergen increased to 2.5% (from 2.0%) and 0.75% (from 0.25%), respectively, to further incentivize and reward them.  For Mr. Cooper, this increase was considered when the Company reduced his annual base compensation to $1,000,000 effective October 1, 2016.  Accordingly, for fiscal year 2016, Messrs. Cooper, Bergen and Strang earned free cash flow bonuses under the Plan of $8,024,198, $2,407,500 and $3,209,920, respectively.  Each of Messrs. Cooper, Bergen and Strang elected to defer 100% of the free cash flow bonus earned from the 2016 fiscal year and, in doing so, to acquire equity interests representing shares of our common stock.  However, in fiscal year 2017, both Messrs. Cooper and Strang acquired the last of their remaining deferred equity units using a portion of their 2016 fiscal year free cash flow bonuses under the Plan ($7,864,906 and $2,036,194, respectively), and the remaining portion of their 2016 free cash flow bonuses ($159,292 and $1,173,726, respectively) will be paid to them in cash.

Discretionary Bonuses

Messrs. Platt, Levin and Robinson do not participate in the Plan.  For the 2016 fiscal year, Mr. Platt had an annual target bonus amount of $2,300,000 set forth in his employment agreement. For the 2016 fiscal year, Mr. Levin had an annual target bonus amount of $400,000 set forth in his employment agreement. For the 2016 fiscal year, Mr. Robinson had an annual target bonus amount of $600,000 set forth in his employment agreement. The actual amount of Messrs. Platt’s, Levin’s and Robinson’s annual bonuses are determined by the Compensation Committee in its sole discretion and may be higher or lower than their target amounts. The amounts of Messrs. Platt’s Levin’s and Robinson’s bonuses for fiscal year 2016 are set forth below under the “Bonus” column in the Summary Compensation Table.

For Messrs. Platt, Levin and Robinson, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. The bonuses for each of Messrs. Platt, Levin and Robinson was based on the target bonus set forth in his employment agreement, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. A variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with Messrs. Platt, Levin, and Robinson’s fiscal year 2016 bonuses are discussed in more detail below.

For fiscal year 2016, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonuses for Messrs. Platt, Levin and Robinson would be set at amounts equal to 104%, 110% and 110%, respectively, of the annual target bonus amounts set forth in their respective employment agreements for fiscal year 2016. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to each of them based on their and the Company’s performance during the fiscal year. Specifically, the Compensation Committee set the amount of Mr. Platt’s bonus after considering the quality of his individual performance in running the Company’s publishing business, the Compensation Committee set the amount of Mr. Levin’s bonus after considering the quality of his individual performance in running the company-wide finance function and the amount of Mr. Robinson’s bonus after considering the quality of his individual performance in running the company-wide legal and business affairs and public policy functions as well as the performance of the Company and, in the case of Mr. Platt, of the business unit he oversees.

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

Effective October 1, 2016, Mr. Levin’s target bonus was increased to $500,000 (from $400,000).

Long-Term Equity Incentives

Warner Music Group Corp. Senior Management Cash Flow Plan

As noted above, Messrs. Cooper, Bergen and Strang have elected to participate in the Plan. In addition to providing an annual bonus that is based on a percentage of the Company’s free cash flow, as described above, the Plan provides its participants with the opportunity to defer all or a portion of their free cash flow bonuses and receive grants of equity interests.

Deferral of Compensation under the Plan

Deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral will be based on our fair market value as of January 1, 2013. The individual amounts that will be deferred in respect of the 2016 fiscal year for each of Messrs. Cooper, Bergen and Strang are $7,864,906, $2,407,500 and $2,036,194, respectively.

Equity Interests under the Plan

Each of our NEOs who elected to participate in the Plan became a member of WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption, and was granted a “profits interest” in Management LLC (“Profits Interests”) in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his deferred account. These Profits Interests granted in fiscal year 2013 represent an economic entitlement to future appreciation in our common stock above the purchase price paid by Access in its acquisition of the Company. In addition, in connection with the increases to the free cash flow percentage allocations of Messrs. Cooper, Bergen and Strang, each of them was granted an additional number of Profits Interests in Management LLC equal to the additional number of deferred equity units that may be granted to them, representing an economic entitlement to future appreciation in our common stock from the date of grant. The amount of Profits Interests granted to each of our NEOs who participate in the Plan that was outstanding as of September 30, 2016 is set forth below under “Outstanding Equity Awards at 2016 Fiscal Year End” table, and other terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying the “Grants of Plan-Based Awards in Fiscal Year 2016” table and under “Potential Payments upon Termination or Change-In-Control.”

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

Retirement Benefits

We offer a tax-qualified 401(k) plan to our employees and in November 2010 we adopted a non-qualified deferred compensation plan, which is available to those of our employees whose base salary is at least $200,000 and who are bonus eligible and who are not eligible to participate in the LTIP Plan. Both plans are available to the NEOs except for the non-qualified deferred compensation plan if they participate in the LTIP Plan.

In accordance with the terms of the Company’s 401(k) plan, the Company matches after one year of service, in cash, 50% of the first 6% amounts contributed to that plan by each plan participant, up to 3% of eligible pay, with a limit of up to $7,950 in 2016, whichever is less. Employees can contribute up to the maximum IRS pre-tax deferral of $18,000 in 2016 (with a catch up of $6,000 in 2016 in the case of participants age 50 or greater), whichever occurs first. The matching contributions made by the Company are initially subject to vesting, based on continued employment, with 25% scheduled to vest on each of the second through fifth anniversaries of the employee’s date of hire.

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2016.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lincoln Benet, Chair

Len Blavatnik

Thomas H. Lee

Jörg Mohaupt

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our NEOs, for services rendered to us during the specified fiscal year.

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	Total ($)
Stephen Cooper (5)	2016	$2,000,000	—	$2,935,068	$159,292	—	—	$5,094,360
CEO	2015	$2,000,000	—	$2,935,068	—	—	—	$4,935,068
	2014	$2,000,000	—	—	—	—	—	$2,000,000
Eric Levin (6)	2016	$650,000	$438,400	—	—	—	$10,445	$1,098,845
Executive Vice President and Chief Financial Officer	2015	$550,000	$342,210	—	—	—	—	$892,210
Jon Platt (7)	2016	$2,300,000	$2,398,900	—	__	—	$7,950	$4,706,850
Chairman and CEO of
Warner/Chappell Music
Paul M. Robinson	2016	$750,000	$657,600	—	—	—	$7,950	$1,415,550
Executive Vice President	2015	$700,000	$500,000	—	—	—	$7,950	$1,207,950
and General Counsel and Secretary	2014	$685,577	$225,500	—	—	—	$7,500	$918,577
Stu Bergen (8)	2016	$1,000,000	—	$2,935,068	—	—	$6,900	$3,941,968
CEO, International and Global Commercial	2015	$1,000,000	$250,000	—	—	—	$7,950	$1,257,950
Services, Warner Recorded Music
Cameron Strang (9)	2016	$2,250,000	—	—	$1,173,726	—	$6,900	$3,430,626
Chairman and CEO, WBR	2015	$2,250,000	—	—	__	—	$7,950	$2,257,950
	2014	$2,250,000	—	$440,260	__	—	$7,500	$2,697,760

(1)

Represents discretionary cash bonus for fiscal year 2016 performance for each of Messrs. Platt, Levin and Robinson expected to be paid in January 2016, a discretionary cash bonus for fiscal year 2015 to Messrs. Levin and Robinson, and a supplemental 2015 cash bonus to Mr. Bergen and, for Mr. Robinson, cash bonus amount in respect of fiscal year 2014.

(2)

For fiscal year 2015 (for Mr. Cooper) and 2016 (for Messrs. Cooper and Bergen), this column reflects the aggregate grant date fair value of an increase to the maximum number of deferred equity units that may be granted to them and the awards of Profits Interests made to them in fiscal year 2015 or 2016, as applicable, in connection with that increase. For fiscal year 2014, this column for Mr. Strang reflects the aggregate grant date fair value of an increase to the maximum number of deferred equity units that may be granted to him and the awards of Profits Interests made to him in fiscal year 2014 in connection with that increase. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended September 30, 2016.

(3)

For the 2016 fiscal year, Messrs. Cooper and Strang were paid a portion of their free cash flow bonus under the Plan in cash, because they acquired the last of his remaining deferred equity units using a portion of their 2016 fiscal year free cash flow bonuses under the Plan ($7,864,906 and $2,036,194, respectively).

(4)	Fiscal year 2016 includes 401(k) matching contributions.
(5)

For fiscal years 2014- 2016, Access had a consulting agreement in respect of Mr. Cooper pursuant to which he received $166,667 a month in connection with his role as CEO of the Company. The Company reimbursed Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company did not have any other employment arrangement with Mr. Cooper for those fiscal years.

(6)	Mr. Levin was appointed CFO effective October 13, 2014.
(7)	Mr. Platt became an NEO in fiscal year 2016.
(8)	Mr. Bergen became an NEO in fiscal year 2015.
(9)	Mr. Strang ceased to be an executive officer in fiscal year 2016, but remains an employee.

Grant of Plan-Based Awards in Fiscal Year 2016

In fiscal year 2016, the Compensation Committee approved an increase to the maximum number of deferred equity units that may be acquired by Messrs. Cooper and Bergen, and each of them received a corresponding grant of additional Profits Interests, as follows:

Name	Grant Date	All other Stock Awards; Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards
Stephen Cooper	July 15, 2016	27,397.26	(1)	$2,935,068	(2)
	July 15, 2016	27,397.26	(3)	$—	(4)
Stu Bergen	November 20, 2015	27,397.26	(1)	$2,935,068	(2)
	November 20, 2015	27,397.26	(3)	$—	(4)

(1)

Represents the additional number of deferred equity units approved for grant under the Plan to Messrs. Cooper and Bergen in fiscal year 2016, in connection with an increase to their allocated percentages of free cash flow. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.

(2)

Reflects the aggregate grant date fair value of the additional number of deferred equity units granted to Messrs. Cooper and Bergen in fiscal year 2016, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended September 30, 2016.

(3)

Represents the additional number of Profits Interests granted to Messrs. Cooper and Bergen under the Plan in fiscal year 2016, in connection with an increase to their allocated percentages of free cash flow and corresponding increase to the maximum number of deferred equity units that may be granted to them under the Plan.

(4)

Reflects the aggregate grant date fair value of awards of Profits Interests made to Messrs. Cooper and Bergen in fiscal year 2016, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended September 30, 2016.

Under the Plan, the deferred amounts reflected in the table above will be credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units are forfeited upon a participant’s termination of employment. Under the Plan, our NEOs’ Profits Interests will vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests are forfeited on any termination of employment. As of September 30, 2016, 136,986.30, 41,095.89 and 54,795.52 of the deferred equity units had been granted to Messrs. Cooper, Bergen and Strang, respectively, of which 56,010.79, 6,863.10 and 31,125.20, respectively, deferred equity units had vested. Also, 63,571.70, 7,593.98 and 35,787.76, respectively, of the Profits Interests held by them had vested, reflecting the free cash flow bonuses earned by them in respect of fiscal years 2013, 2014 and 2015 and credited to their accounts under the Plan (including the special grant of deferred equity units made to them in December 2013 to offset the impact of $54 million of investments that were funded through fiscal year 2013 free cash flow).

The deferred amounts reflected in the “Outstanding Equity Awards at 2016 Fiscal Year-End” table below will be settled in three equal installments on the December 2018, 2019 and 2020 Redemption Dates, so long as participants have deferred their maximum deferred amounts prior to January 1, 2017. Both Messrs. Cooper and Strang will acquire their maximum deferred amounts under the Plan prior to January 1, 2017.  All remaining amounts will be settled in December 2020. Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in Management LLC. On each Redemption Date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior Redemption Date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each Redemption Date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the Redemption Dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020. Redemption payments in respect of Profit Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.

As a condition to the grant of Profits Interests to our NEOs who elected to participate in the Plan, each of them agreed to restrictive covenants in the LLC Agreement, including non-competition with the businesses of the Company and its subsidiaries during the participant’s term of employment, non-solicitation of certain artists, labels and employees during the participant’s term of employment and for one year afterwards, as well as obligations of non-disparagement and confidentiality.

Summary of NEO Employment Arrangements and Separation Agreements

This section describes employment arrangements in effect for our NEOs during fiscal year 2016. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause”” and “Resignation for “Good Reason” or without “Good Reason”” below.

Employment Arrangements with Stephen Cooper

As noted above, for fiscal year 2016, Access has a consulting agreement in respect of Mr. Cooper pursuant to which he received $166,667 a month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimburses Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company did not have any other employment arrangement with Mr. Cooper.

Employment Arrangement with Stu Bergen

On December 21, 2012, in connection with his becoming a participant in the Plan, Mr. Bergen was required to enter into new simplified employment letters that replaced his employment arrangement with the Company and its subsidiaries. This letter provides for at-will employment, base salary, a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employment letter). The severance payment provided under the employee letter will equal 75% of his annual salary if a qualifying termination occurs prior to the first anniversary of the date the employee letter was entered into (i.e., December 21, 2013), and 50% of the participant’s annual salary if the qualifying termination occurs after the first anniversary. Any severance payment will be conditioned on the NEO’s execution of a release (in the Company’s standard form at the time) of the Company and its affiliates. In addition, Mr. Bergen’s employment letter requires him to comply with the restrictive covenants in the LLC Agreement.

Employment Agreement with Eric Levin

For fiscal year 2016, Mr. Levin was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Levin’s employment agreement ends on October 12, 2018; and
(2)	Mr. Levin’s base salary for fiscal year 2016 was $650,000 and his target bonus was $400,000.

In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), Mr. Levin will be entitled to cash severance benefits equal to $650,000.

Mr. Levin’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Employment Agreement with Paul M. Robinson

For fiscal year 2016, Mr. Robinson was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Robinson’s employment agreement ends on September 30, 2018; and
(2)	Mr. Robinson’s base salary was $750,000 and his target bonus was $600,000.

In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), death or disability or if Mr. Robinson terminates his employment for “good reason” (as defined in his employment agreement), Mr. Robinson will be entitled to severance benefits equal to $1,050,000 plus a discretionary pro-rated target bonus (which shall not be less than $480,000 pro-rated for the number of days during which services were rendered in such fiscal year) and continued participation in the Company’s group health and life insurance plans for up to one year after termination.

Mr. Robinson’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Employment Agreement with Jon Platt

For fiscal year 2016, Mr. Platt was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Platt’s employment agreement ends on September 30, 2020; and
(2)	Mr. Platt’s base salary for fiscal year 2016 was $2,300,000 and his target bonus was $2,300,000.

In the event we terminate his employment for any reason other than “cause” (as defined in his employment agreement), death or disability or if Mr. Platt terminates his employment for “good reason” (as defined in his employment agreement), Mr. Platt will be entitled to cash severance benefits equal to the greater of 18 months of his base salary and the severance pay that he would be entitled to under our severance policy at such time as if he was not party to an employment agreement.  In addition, if at the end of his term, we do not offer to renew his contract for a four year term, Mr. Platt will be entitled to the severance pay that would be payable to him under our severance policy at such time as if he was not party to an employment agreement.

Mr. Platt’s employment agreement also contains standard covenants relating to confidentiality and a nine month post-employment non-solicitation covenant.

Outstanding Equity Awards at 2016 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	80,975.51	(2)	$11,515,527
	73,414.60	(3)	$2,575,384
Stu Bergen	34,232.79	(2)	$4,868,245
	33,501.91	(3)	$1,175,247
Cameron Strang	23,670.32	(2)	$3,366,156
	19,007.76	(3)	$666,792

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

(2)	Deferred equity units approved for grant to the NEO as of September 30, 2016. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(3)	Unvested Profit Interests.
(4)

As of September 30, 2016, the value of 1/10,000 of a share of our common stock, as determined under the Plan, was $142.21.  Assumptions used in the calculation of this amount are included in Note 10 to our audited financial statements for the year ended September 30, 2016.

Equity Awards Vested in 2016 Fiscal Year

Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Stephen Cooper	32,487.96	(1)	$4,385,875
	32,487.96	(2)	$905,439
Stu Bergen	4,060.08	(1)	$548,111
	4,060.08	(2)	$113,154
Cameron Strang	16,241.54	(1)	$2,192,608
	16,241.54	(2)	$452,652

(1)

Deferred equity units of the NEO that vested in fiscal year 2016 upon the deferral of free cash flow bonuses by the NEO paid for fiscal year 2015, including vested deferred equity units that were withheld for payment of taxes.

(2)	Profits Interests that vested in fiscal year 2016 reflect a number of Profits Interests equal to the number of deferred equity units acquired by the NEOs in fiscal year 2016.
(3)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in March 2016. The grant date fair value of these vested deferred equity units and vested Profits Interests were previously reported under the column “stock awards” in the Summary Compensation Table. Pursuant to the Plan and the NEOs’ elections, the deferred equity units and Profits interests will not be settled or redeemed until the Redemption Dates or, if earlier, termination of the NEO’s employment.  See the descriptions in the narratives accompanying the “Grants of Plan-Based Awards in Fiscal Year 2016” table above and below under “Potential Payments upon Termination or Change-In-Control.”

Nonqualified Deferred Compensation

The following table provides information concerning the deferred accounts of our NEOs under the Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Stephen Cooper	$3,480,435	$905,439	$403,838	—	$7,965,294
Stu Bergen	$434,957	$113,154	$49,038	—	$967,229
Cameron Strang	$1,739,957	$452,652	$221,741	—	$4,373,616

(1)

Amounts of free cash flow bonuses earned in respect of the 2015 fiscal year that were deferred by the NEOs under the Plan through the acquisition of vested deferred equity units in fiscal year 2016.  These amounts were reported in the “stock awards” column in the Summary Compensation Table for fiscal year 2013 for Mr. Cooper and Mr. Strang.  Mr. Bergen was not an NEO in fiscal year 2013.

(2)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in fiscal year 2016, as reported above in the “Equity Awards Vested in 2016 Fiscal Year” table.

(3)

Reflects the increase (decrease) in value of vested deferred equity units as of September 30, 2016 since the date the NEOs acquired vested deferred equity units (for deferred equity units that vested in fiscal year 2016 in respect of fiscal year 2015) and since October 1, 2015 (for deferred equity units that vested before October 1, 2015). $1,710,000 and $1,054,500 of this amount for each of Messrs. Cooper and Strang, respectively, was reported in the Summary Compensation Table for fiscal year 2013. Mr. Bergen was not an NEO in fiscal year 2013, so his amount is not reported in the Summary Compensation Table for fiscal year 2013.

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

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2016 and the NEO does not become employed by a new employer or return to work for the Company or that a change in control occurred on September 30, 2016. The discussion that follows addresses Messrs. Bergen, Cooper, Levin, Robinson and Platt. See “Summary of NEO Employment Arrangements” above for a description of their respective agreements.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Bergen, Levin, Robinson and Platt in this instance pursuant to their employment arrangements. As noted above, Mr. Cooper does not have an employment arrangement directly with the Company and, therefore, he is also not entitled to any benefits from the Company, except under the Plan, if he is terminated for “cause” or he resigns without “good reason.”

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Bergen, Levin, Robinson and Platt are entitled to contractual severance benefits payable on termination plus, in the case of Messrs. Robinson and Platt, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if the employment of Messrs. Cooper, Bergen or Strang is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs are entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$8,024,198	$7,965,294	—	—	$15,989,492
Eric Levin	$650,000	—	—	—	—	$650,000
Jon Platt	$3,450,000	$2,398,900	—	—	—	$5,848,900
Paul M. Robinson	$1,050,000	$657,600	—	—	—	$1,707,600
Stu Bergen	$500,000	$2,407,500	$967,229	—	—	$3,874,729
Cameron Strang	$1,125,000	$3,209,920	$4,373,616	—	—	$8,708,536

(1)

Amounts under salary for each of Messrs. Bergen and Strang represent 50% of the annual salary, which would have been paid as severance on a termination without “cause” or termination for “good reason” on September 30, 2016, which would be payable in the regular payroll cycle in a period not exceeding 52 weeks. For Messrs. Levin, Platt and Robinson, the amount represents the severance payable to them on such a qualifying termination.

(2)

For Messrs. Cooper, Bergen and Strang, represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2016, their full 2016 annual bonuses).

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

Name	Value of Deferred Compensation (1)	Value of Profits Interests (2)	Total
Stephen Cooper	$18,670,681	$4,805,479	$23,476,160
Eric Levin	—	—	—
Jon Platt	—	—	—
Paul M. Robinson	—	—	—
Stu Bergen	$4,188,694	$1,054,739	$5,243,433
Cameron Strang	$7,240,052	$1,922,227	$9,162,279

(1)

For each of Messrs. Cooper, Bergen and Strang represents the value of (x) the NEO’s deferred equity units that were vested on September 30, 2016, (y) the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant) and (z) the deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2016 fiscal year payable in deferred equity units (i.e., 100% of the full 2016 bonus, or in the case of Messrs. Cooper and Strang, a lesser amount equal to the then remaining portion of his maximum deferred equity unity allocation, since the change in control would be deemed to occur on September 30, 2016), in each case, based on the value of our common stock as of September 30, 2016.

(2)

For each of Messrs. Cooper, Bergen and Strang, represents the value of (x) the NEO’s Profits Interests that were vested on September 30, 2016 and (y) the NEO’s Profits Interests that would have vested if 100% of his 2016 annual bonus would have been deferred under the Plan, or in the case of Messrs. Cooper and Strang, a lesser amount equal to the then remaining portion of his maximum deferred equity unit allocation. The value of a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2016 since the date of grant. In each case, the value of a Profits Interest assumes that Management, LLC was liquidated and its proceeds distributed to its members, including our NEOs.

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

Estimated Benefits upon Death or Disability

Death. For Messrs. Bergen, Strang, Levin, Robinson and Platt, other than accrued benefits and, in the case of Messrs. Cooper, Bergen and Strang under the Plan, no other benefits are provided in connection with such NEO’s death.

Disability. For Messrs. Bergen, Strang, Levin, Robinson and Platt, other than accrued benefits and short-term disability amounts and, in the case of Messrs. Cooper, Bergen and Strang under the Plan, no benefits are provided in connection with such NEO’s disability.

As participants in the Plan, each of Messrs. Cooper, Bergen and Strang will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$8,024,198	$8,230,391	—	$16,254,589
Stu Bergen	$2,407,500	$992,852	—	$3,400,352
Cameron Strang	$3,209,920	$4,537,101	—	$7,747,021

(1)

Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2016, the full 2016 annual bonus) for each of Messrs. Cooper, Bergen and Strang.

(2)

Represents the value of each NEOs’ deferred equity units that were vested on September 30, 2016 and the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant), in each case, based on the value of our common stock as of September 30, 2016.

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

Under the terms of his employment agreement, we generally would have “cause” to terminate the employment of Messrs. Levin, Platt or Robinson in any of the following circumstances: (1) repeated and continual refusal to perform his duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company, (3) breach of his covenants in his employment agreement and (4) conviction of a felony or entered a plea of nolo contendere to a felony charge. We are required to notify Mr. Robinson after any event that constitutes “cause” before terminating his employment, and in general he has no less than 20 days after receiving notice to cure the event.

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

Our employment agreement with Mr. Platt provides that he generally would have “good reason” to terminate employment in any of the following circumstances: (1) if we assign duties inconsistent with his current positions, duties or responsibilities or if we change the parties to whom he reports, (2) if we appoint someone else to his position, (3) if we reduce his salary, target bonus or other compensation levels, (4) if we require him to be based anywhere other than the greater Los Angeles area, (5) if we breach certain of our obligations under the employment agreement or (6) if we fail to cause any successor of the Company to expressly assume his employment agreements. Mr. Platt is required to notify us within 90 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event.

Restrictive Covenants

Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Bergen and Strang to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” and the entitlement of Messrs. Cooper, Bergen and Strang to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.

Messrs. Levin’s, Platt’s and Robinson’s employment agreements and the Plan for Messrs. Cooper, Bergen and Strang also contain covenants regarding non-disclosure of confidential information.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our non-employee directors, as of September 30, 2016, for services rendered to us during the last fiscal year.

Mathias Döpfner is entitled to an annual retainer of €250,000, payable pro rata quarterly in arrears, for his service as a director on the Company’s board. Ms. Hertz and Messrs. Lee, Slipper and Kreiz were entitled to $75,000 for fiscal year 2016.  Ms. Hertz was paid through the date of her resignation from the board on May 22, 2016 and Mr. Kreiz was paid from the date of his appointment to the board on April 28, 2016. No other non-employee directors received any compensation for service on the Board of Directors or Board committees during fiscal year 2016.  The amount below represents the dollar equivalent at September 30, 2016.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Mathias Döpfner	$280,358	—	—	—	—	—	$280,358
Noreena Hertz	$47,984	—	—	—	—	—	$47,984
Thomas H. Lee	$75,000	—	—	—	—	—	$75,000
Jörg Mohaupt	—	—	—	—	—	—	—
Oliver Slipper	$75,000	—	—	—	—	—	$75,000
Donald A. Wagner	—	—	—	—	—	—	—
Ynon Kreiz	$31,875						$31,875

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2016, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 8, 2016 with respect to beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.4%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	54.7945	5.2%
Stephen Cooper (3)	N/A	N/A	N/A
Eric Levin	N/A	N/A	N/A
Stu Bergen (3)	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Cameron Strang (3)	N/A	N/A	N/A
Jon Platt (3)	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,054.7945	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Mathias Döpfner	N/A	N/A	N/A
Ynon Kreiz	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Jörg Mohaupt	N/A	N/A	N/A
Oliver Slipper	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (17 persons)	Common Stock	1,054.7945	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 1633 Broadway, New York, NY 10019, (212) 275-2000.
(2)	As of December 8, 2016, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.
(3)

Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. or Profits Interests in WMG Management Holdings, LLC. Messrs. Benet and Wagner beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock. Messrs. Bergen, Cooper, and Strang own Profits Interests in WMG Management Holdings, LLC and disclaim any beneficial ownership of shares of the Company’s common stock.

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

The Company’s policy generally groups transactions with related persons into two categories: (1) transactions requiring the approval of the Audit Committee and (2) certain ordinary course transactions below established financial thresholds that are deemed pre-approved by the Audit Committee. The Audit Committee is deemed to have pre-approved any transaction or series of related transactions between us and an entity for which a related person is an employee (other than an executive officer), director or beneficial owner of less than 10% of that entity’s voting capital where the aggregate amount of all such transactions on an annual basis does not exceed the lesser of (a) $1 million and (y) 2% of the annual consolidated gross revenues of the other entity. Regardless of whether a transaction is deemed pre-approved, all transactions in any amount are required to be reported to the Audit Committee.

Subsequent to the adoption of the written procedures above in 2005, the Company has followed these procedures regarding all reportable related person transactions. Following is a discussion of related person transactions.

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access (the “Management Agreement”), dated July 20, 2011 (the “Merger Closing Date”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee (the “Annual Fee”) equal to approximately $9 million based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The Annual Fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. The Company incurred an expense of $9 million during fiscal year 2016 in connection with the Management Agreement, which includes an annual fee, plus additional expense of $2 million related to reimbursement to Access for the salary of our CEO.

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

On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space in our corporate headquarters at 1633 Broadway New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history. For the fiscal year ended September 30, 2016, an immaterial amount was recorded as rental income.

Consulting Agreement in respect of Stephen Cooper

Access Industries, Inc. has a consulting agreement in respect of Stephen Cooper pursuant to which he received in fiscal year 2016 $166,667 per month plus reimbursement of related expenses in connection with his role as CEO of the Company. The Company reimbursed Access for these amounts pursuant to the Management Agreement.

Deezer

Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. In fiscal year 2016, Deezer paid to the Company an aggregate amount of approximately $29 million in connection with the foregoing arrangements. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A.

Relationships with Other Directors, Executive Officers and Affiliates

Record Industry

In February 2015, WEA and Record Industry entered into an agreement for vinyl record manufacturing.  In fiscal year 2016, WEA paid to Record Industry an aggregate amount of approximately $4 million in connection with the foregoing arrangements.  Mr. Mohaupt, currently one of the Company’s directors, owns a minority interest in Record Industry.

Lease Arrangements with Cooper Investment Partners

On July 15, 2016, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Cooper Investment Partners LLC, for the use of office space in our corporate headquarters at 1633 Broadway, New York, New York. The license fee of $16,967.21 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2016, an immaterial amount was recorded as rental income. The space is occupied by Cooper Investment Partners LLC, which is a private equity fund that pursues a wide range of investment opportunities.  Mr. Cooper is the Managing Partner of Cooper Investment Partners LLC.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Messrs. Döpfner, Kreiz, Lee and Slipper would be considered “independent” under the listing standards of the New York Stock Exchange. We do not believe that any of our other directors would be considered “independent” under the listing standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected the firm of KPMG LLP, to serve as independent registered public accountants for the fiscal years ending September 30, 2016 and September 30, 2015. KPMG LLP was appointed as the Company’s auditors on February 27, 2015. Ernst & Young LLP had previously audited the Company’s financial statements since the Company was acquired from Time Warner Inc. in March 2004.

Fees Paid to KPMG LLP and Ernst & Young LLP

The following table sets forth the aggregate fees incurred to KPMG LLP and Ernst & Young LLP for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2016 and 2015 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2016	Year Ended September 30, 2015
Audit Fees	$4,295	$4,305
Audit-Related Fees	84	59
Tax Fees	10	20
All Other Fees	103	—
Total Fees	$4,492	$4,384

These fees exclude out-of-pocket costs of approximately $0.20 million and $0.20 million for each of the periods ended September 30, 2016 and 2015, respectively.

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

All Other Fees: For the fiscal year ended September 30, 2016, fees consist of work performed in connection with the Company’s debt transactions.

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

During fiscal years 2016 and 2015, all professional services provided by KPMG LLP and Ernst & Young LLP, during the respective times of their appointment as the Company’s auditor, were pre-approved by the Audit Committee in accordance with our policies.

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

2.2*(17)

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

2.3(17)

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

2.4*(17)

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

2.5(17)	Amendment No. 1 to the Put Option, dated February 8, 2013

2.6*(17)

Separation Agreement, dated as of February 6, 2013, by and between EGH1 BV, as Seller, and WMG UK, as Buyer. (Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule to the SEC upon request.)

2.7*(18)

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

2.8(18)

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

4.1(13)

Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (the “Secured Notes”).

4.2(20)

Third Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021.

4.3(24)

Fourth Supplemental Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.625% Senior Secured Notes due 2022.

4.4(31)

Fifth Supplemental Indenture, dated as of July 27, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.000% Senior Secured Notes due 2023.

4.5(32)

Sixth Supplemental Indenture, dated as of October 18, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 4.875% Senior Secured Notes due 2024.

4.6(32)

Seventh Supplemental Indenture, dated as of October 18, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 4.125% Senior Secured Notes due 2024.

4.7(24)

Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of unsecured senior notes in series.

4.8(24)

First Supplemental Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.750% Senior Notes due 2022.

4.9	Form of Secured Note of WMG Acquisition Corp. (included in Exhibit 4.2 hereto)

4.10	Form of 6.750% Senior Notes due 2022 of WMG Acquisition Corp. (included in Exhibit 4.8 hereto)

Exhibit Number	Description
4.11(23)	Guarantee, dated May 7, 2014, issued by Warner Music Group Corp., relating to the 5.625% Senior Secured Notes due 2022 and the 6.750% Senior Notes due 2022.

4.12(31)	Guarantee dated, July 27, 2016, issued by Warner Music Group Corp., relating to the 5.000% Senior Secured Notes due 2023

4.13(32)	Guarantee dated, October 18, 2016, issued by Warner Music Group Corp., relating to the 4.875% Senior Secured Notes due 2024 and 4.125% Senior Secured Notes due 2024

4.14(13)

Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.15(13)

Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.16(13)

Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.17(13)

Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.18(24)

Satisfaction and Discharge of Indenture, dated as of April 9, 2014, relating to the Indenture, dated as of July 20, 2011, as amended, among WMG Acquisition Corp., the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 11.50% Senior Notes due 2018.

4.19(32)

Satisfaction and Discharge of Indenture, dated October 18, 2016, relating to the Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021.

4.20(32)

Satisfaction and Discharge of Indenture, dated October 18, 2016, relating to the Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.250% Senior Secured Notes due 2021.

10.1(13)

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

10.2(13)

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

10.3(27)

First Amendment to Credit Agreement, dated as of April 23, 2013 among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as Administrative Agent relating to a revolving credit facility

10.4(24)

Second Amendment to Credit Agreement, dated as of March 25, 2014, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, issuing bank and lender, relating to a revolving credit facility.

10.5(27)

Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein

10.6(13)

Subsidiary Guaranty, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the revolving credit facility.

10.7(13)

Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

Exhibit Number	Description

10.8**$	Letter Agreement, dated as of February 10, 2016, between Warner/Chappell Music, Inc. and Jon Platt

10.9**(17)	Letter Agreement, dated as of December 21, 2012, between Warner/Chappell Music, Inc. and Cameron Strang

10.10**(30)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin

10.11**(35) 10.12**$	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin

10.13**(35)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson

10.14**(35)	Letter Agreement, dated as of December 21, 2012, between Warner Music Inc. and Stu Bergen

10.15**(35)	Letter Agreement, dated as of December 19, 2013, between Stu Bergen and Warner Music Inc.

10.16**(35)	Letter Agreement, dated November 30, 2015, between Stuart Bergen and Warner Music Inc.

10.17**$	Letter Agreement, dated as of December 2, 2016, between Stuart Bergen and Warner Music Inc.

10.18(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.19(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.20(19)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.21(19)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.22(6)	Assurance of Discontinuance, dated November 22, 2005

10.23(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.24*(8)

US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.25*(8)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.26*(8)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.27*(8)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.28**(9)	Warner Music Group Corp. Deferred Compensation Plan

10.29(10)

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

10.30*(10)

Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.31*(10)

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

10.32*(15)

Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

Exhibit Number	Description
10.33(16)

Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.34(16)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.35**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.36**(21)	Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.37**(22)	Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of December 4, 2013

10.38**(28)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.39**(21)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.40**(23)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.

10.41$	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.

10.42(33)

Third Amendment to Credit Agreement, dated as of June 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, issuing bank and lender, relating to the revolving credit facility.

10.43(34)

Second Amendment to Credit Agreement, dated as of July 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.44$

Second Incremental Commitment Amendment, dated as of November 21, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

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

101.1$

Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2016, filed on December 8, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)
(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)
(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)
(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)
(8)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)
(9)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)
(10)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)
(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502)
(15)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)
(16)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)
(17)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 (File No. 001-32502)
(18)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-32502)
(19)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on October 4, 2013 (File No. 001-32502)
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on March 5, 2013 (File No. 001-32502)
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 27, 2013 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2013 (file. No. 001-32502)
(23)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-32502)
(24)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502)
(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2013 (File No. 001-32502)
(26)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2011 (File No. 001-32502)
(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 (File No. 001-32502)
(28)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (file No. 001-32502)
(29)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 17, 2015 (file No. 001-32502)

(30)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2014 (file No. 001-32502)
(31)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2016 (file No. 001-32502)
(32)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 18, 2016 (file No. 001-32502)
(33)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 14, 2016 (File No. 001-32502)
(34)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-32502)
(35)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2015 (file No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 8, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 8, 2016.

Signature	Title
/s/ STEPHEN COOPER	CEO and President and Director (Chief Executive Officer)
Stephen Cooper
/s/ CAMERON STRANG	Chairman and CEO, Warner Bros. Records and Director
Cameron Strang
/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik
/s/ LINCOLN BENET	Director
Lincoln Benet
/s/ ALEX BLAVATNIK	Director
Alex Blavatnik
/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner
/s/ YNON KREIZ	Director
Ynon Kreiz
/s/ THOMAS H. LEE	Director
Thomas H. Lee
/s/ JÖRG MOHAUPT	Director
Jörg Mohaupt
/s/ OLIVER SLIPPER	Director
Oliver Slipper
/s/ DONALD A. WAGNER	Director
Donald A. Wagner