Form 10-Q
period 2016-12-31
Warner Music Group Corp.
filed 2017-02-07
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

There is no public market for the Registrant’s common stock. As of February 7, 2017 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2016	2016
	(in millions)
Assets
Current assets:
Cash and equivalents	$455	$359
Accounts receivable, net of allowances of $68 million and $52 million	384	329
Inventories	36	41
Royalty advances expected to be recouped within one year	127	128
Prepaid and other current assets	59	51
Total current assets	1,061	908
Royalty advances expected to be recouped after one year	188	196
Property, plant and equipment, net	195	203
Goodwill	1,612	1,627
Intangible assets subject to amortization, net	2,086	2,201
Intangible assets not subject to amortization	115	116
Other assets	83	84
Total assets	$5,340	$5,335
Liabilities and Equity
Current liabilities:
Accounts payable	$152	$204
Accrued royalties	1,184	1,104
Accrued liabilities	319	297
Accrued interest	28	38
Deferred revenue	175	178
Other current liabilities	86	21
Total current liabilities	1,944	1,842
Long-term debt	2,755	2,778
Deferred tax liabilities, net	268	269
Other noncurrent liabilities	233	236
Total liabilities	$5,200	$5,125
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(747)	(715)
Accumulated other comprehensive loss, net	(257)	(218)
Total Warner Music Group Corp. equity	124	195
Noncontrolling interest	16	15
Total equity	140	210
Total liabilities and equity	$5,340	$5,335

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2016	2015
	(in millions)
Revenue	$917	$849
Costs and expenses:
Cost of revenue	(496)	(449)
Selling, general and administrative expenses (a)	(276)	(276)
Amortization expense	(51)	(62)
Total costs and expenses	(823)	(787)
Operating income	94	62
Loss on extinguishment of debt	(32)	—
Interest expense, net	(40)	(45)
Other income	19	8
Income before income taxes	41	25
Income tax (expense) benefit	(17)	3
Net income	24	28
Less: Income attributable to noncontrolling interest	(2)	(1)
Net income attributable to Warner Music Group Corp.	$22	$27

(a) Includes depreciation expense of:	$(12)	$(13)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended
	December 31,
	2016	2015
	(in millions)
Net income	$24	$28
Other comprehensive loss, net of tax:
Foreign currency adjustment	(37)	(24)
Deferred (losses) on derivative financial instruments	(2)	(1)
Other comprehensive loss, net of tax	(39)	(25)
Total comprehensive (loss) income	(15)	3
Less: Income attributable to noncontrolling interest	(2)	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(17)	$2

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015
	(in millions)
Cash flows from operating activities
Net income	$24	$28
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	75
Unrealized gains and remeasurement of foreign denominated loans	(17)	(8)
Deferred income taxes	(2)	(9)
Loss on extinguishment of debt	32	—
Non-cash interest expense	3	2
Non-cash share-based compensation expense	10	1
Changes in operating assets and liabilities:
Accounts receivable	(65)	(63)
Inventories	3	(1)
Royalty advances	1	(16)
Accounts payable and accrued liabilities	(12)	(11)
Royalty payables	112	58
Accrued interest	(10)	(11)
Deferred revenue	(1)	1
Other balance sheet changes	15	15
Net cash provided by operating activities	156	61
Cash flows from investing activities
Acquisition of music publishing rights, net	(1)	(7)
Capital expenditures	(8)	(10)
Investments and acquisitions of businesses, net	(3)	(1)
Net cash used in investing activities	(12)	(18)
Cash flows from financing activities
Repayment of Acquisition Corp. Senior Term Loan Facility	—	(3)
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—
Financing costs paid	(27)	—
Deferred financing costs paid	(12)	—
Distribution to noncontrolling interest holder	—	(3)
Net cash used in financing activities	(38)	(6)
Effect of exchange rate changes on cash and equivalents	(10)	(5)
Net increase in cash and equivalents	96	32
Cash and equivalents at beginning of period	359	246
Cash and equivalents at end of period	$455	$278

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210
Net income	—	—	—	22	—	22	2	24
Dividend	—	—	—	(54)	—	(54)	—	(54)
Other comprehensive loss, net of tax	—	—	—	—	(39)	(39)	—	(39)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2016	1,055	$—	$1,128	$(747)	$(257)	$124	$16	$140

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

Acquisition of Warner Music Group by Access Industries

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”) Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the New York Stock Exchange (“NYSE”). The Company continues to voluntarily file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as provided for in certain covenants contained in the agreements governing its outstanding indebtedness.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

The consolidated balance sheet at September 30, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2016 and December 31, 2015 relate to the periods ended December 30, 2016 and December 25, 2015, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31. The fiscal year ended September 30, 2016 ended on September 30, 2016.

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

New Accounting Pronouncements

During the first quarter of fiscal 2017, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs are presented as a direct deduction to the related debt in the liability section of the balance sheet, rather than presented as an asset. The Company has elected to adopt this standard retrospectively, and thus the Company reclassified prior period balances. The application of ASU 2015-03 to the Company’s September 30, 2016 Consolidated Balance Sheets resulted in a decrease to other assets of $34 million and a decrease to long-term debt of $34 million.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  This ASU requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted using the modified retrospective approach with a cumulative-effect to opening retained earnings in the period of adoption.  The Company does not plan to early adopt this standard and the impact upon the required adoption date is not known or reasonably estimable.

3. Comprehensive Loss

Comprehensive loss, which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of nil:

	Foreign	Minimum	Deferred Losses	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2016	$(201)	$(17)	$—	$(218)
Other comprehensive loss	(37)	—	(2)	(39)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at December 31, 2016	$(238)	$(17)	$(2)	$(257)

(a)	Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $38.9 million.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2016	$1,163	$464	$1,627
Acquisitions	2	—	2
Divestitures	—	—	—
Other adjustments (a)	(17)	—	(17)
Balance at December 31, 2016	$1,148	$464	$1,612

(a)	Other adjustments during the three months ended December 31, 2016 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	December 31,	September 30,
	Useful Life	2016	2016
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$890	$923
Music publishing copyrights	27 years	1,466	1,504
Artist and songwriter contracts	13 years	853	883
Trademarks	7 years	7	7
Other intangible assets	8 years	5	5
Total gross intangible asset subject to amortization		3,221	3,322
Accumulated amortization		(1,135)	(1,121)
Total net intangible assets subject to amortization		2,086	2,201
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	115	116
Total net intangible assets		$2,201	$2,317

5. Debt

Debt Capitalization

Long-term debt consists of the following:

	December 31,	September 30,
	2016	2016
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	985	963
6.00% Senior Secured Notes due 2021—Acquisition Corp. (c)	—	444
6.25% Senior Secured Notes due 2021—Acquisition Corp. (d)	—	174
5.625% Senior Secured Notes due 2022—Acquisition Corp. (e)	246	272
5.00% Senior Secured Notes due 2023—Acquisition Corp. (f)	296	296
4.125% Senior Secured Notes due 2024— Acquisition Corp. (g)	356	—
4.875% Senior Secured Notes due 2024— Acquisition Corp. (h)	243	—
6.75% Senior Notes due 2022—Acquisition Corp. (i)	629	629
Total debt (j)	$2,755	$2,778

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $13 million and $5 million at December 31, 2016 and September 30, 2016, respectively. There were no loans outstanding under the Revolving Credit Facility at December 31, 2016 or September 30, 2016.

(b)

Principal amount of $1.006 billion and $978 million less unamortized discount of $8 million and $3 million and unamortized deferred financing costs of $13 million and $12 million at December 31, 2016 and September 30, 2016, respectively.

(c)	Principal amount of $450 million less unamortized deferred financing costs of $6 million at September 30, 2016.
(d)

Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2016. Principal amount of $177 million less unamortized deferred financing costs of $3 million at September 30, 2016.

(e)	Principal amount of $248 million and $275 million less unamortized deferred financing costs of $2 million and $3 million at December 31, 2016 and September 30, 2016, respectively.
(f)	Principal amount of $300 million less unamortized deferred financing costs of $4 million at both December 31, 2016 and September 30, 2016.
(g)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at December 31, 2016. Principal amount of $359 million less unamortized deferred financing costs of $3 million at December 31, 2016.

(h)	Principal amount of $250 million less unamortized deferred financing costs of $7 million at December 31, 2016.

(i)	Principal amount of $635 million less unamortized deferred financing costs of $6 million at both December 31, 2016 and September 30, 2016.
(j)

Principal amount of debt of $2.798 billion and $2.815 billion less unamortized discount of $8 million and $3 million and unamortized deferred financing costs of $35 million and $34 million at December 31, 2016 and September 30, 2016, respectively.

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

On October 18, 2016, Acquisition Corp. accepted for purchase in connection with tender offers for its 6.000% Senior Secured Notes due 2021 (the “Existing Dollar Notes”) and 6.250% Senior Secured Notes due 2021 (the “Existing Euro Notes” and, together with the Existing Dollar Notes, the “2021 Senior Secured Notes”) the 2021 Senior Secured Notes that had been validly tendered and not validly withdrawn on October 17, 2016 (the “Expiration Time”). Acquisition Corp. then issued a notice of redemption on October 18, 2016 with respect to the remaining 2021 Senior Secured Notes not accepted for payment pursuant to the tender offers. Following payment of the 2021 Senior Secured Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee for the 2021 Senior Secured Notes not accepted for purchase in the tender offers funds sufficient to satisfy all obligations remaining to the date of redemption, which redemption date was January 15, 2017, under the applicable indenture governing the 2021 Senior Secured Notes. The Company recorded a loss on extinguishment of debt of approximately $31 million, which represented the premium paid on early redemption and unamortized deferred financing costs. These transactions are collectively referred to as the “October 2016 Refinancing Transactions.”

November 2016 Senior Term Loan Credit Agreement Amendment

On November 21, 2016, Acquisition Corp received lender consent to an amendment (the “November 2016 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement governing Acquisition Corp.’s Senior Term Loan Facility, which extended the maturity date of the Senior Term Loan Credit Agreement to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity date of certain of Acquisition Corp.’s other outstanding indebtedness and increased the principal amount outstanding by $27.5 million to $1.006 billion and increased the original issue discount by $5 million to $8 million. Acquisition Corp. used the proceeds from the November 2016 Senior Term Loan Credit Agreement Amendment to redeem $27.5 million of the 5.625% Senior Secured Notes due 2022 and to pay fees, costs and expenses related to the transactions.

5.625% Existing Secured Notes Redemption

On November 21, 2016, Acquisition Corp. redeemed $27.5 million, or 10%, of its outstanding 5.625% Senior Secured Notes due 2022. The Company recorded a loss on extinguishment of debt of approximately $1 million, which represents the premium paid on early redemption and unamortized deferred financing costs.

Interest Rates

The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”), plus 2.00% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the three-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 1.00% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) three-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.75% per annum. The loans under the Senior Term Loan Facility are subject to a Term Loan LIBOR “floor” of 1.00%. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

Maturity of Senior Term Loan Facility

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity of certain of Acquisition Corp.’s other indebtedness.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2021.

Maturities of Senior Notes and Senior Secured Notes

As of December 31, 2016, there are no scheduled maturities of notes until 2022, when $883 million is scheduled to mature. Thereafter, $909 million is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $40 million and $45 million for the three months ended December 31, 2016 and December 31, 2015, respectively. The weighted-average interest rate of the Company’s total debt was 4.9% at December 31, 2016, 5.3% at September 30, 2016, and 5.6% at December 31, 2015.

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

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $1 million was recognized in the first quarter of the 2017 fiscal year. The balance will be recognized in revenue ratably over the next four quarters. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

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

7. Income Taxes

For the three months ended December 31, 2016, the Company recorded income tax expense of $17 million. The tax expense for the three months ended December 31, 2016 was higher than the expected tax expense at the statutory tax rate of 35% primarily due to income withholding taxes, state income taxes, foreign losses with no tax benefit and an increase in uncertain tax positions, partially offset by a reduction in valuation allowance.

For the three months ended December 31, 2015, the Company recorded an income tax benefit of $3 million.  The tax benefit for the three months ended December 31, 2015 was lower than the expected tax expense at the statutory tax rate of 35% primarily due to a $10 million benefit for changes in statutory tax rates in foreign jurisdictions and reduction in valuation allowance, partially offset by income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of December 31, 2016 could decrease by up to approximately $20 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.

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

As of December 31, 2016, the Company had outstanding hedge contracts for the sale of $233 million and the purchase of $140 million of foreign currencies at fixed rates that will be settled by September 2017. As of December 31, 2016, the Company had $2 million of deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2016, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at December 31, 2016 and September 30, 2016:

	December 31,	September 30,
	2016 (a)	2016 (b)
(in millions)
Other current assets	$6	$—
Other current liabilities	—	—

(a)	Includes $15 million and $9 million of foreign exchange derivative contracts in asset and liability positions, respectively.
(b)	Includes no foreign exchange derivative contracts in asset and liability positions.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
December 31, 2016
Revenues	$797	$124	$(4)	$917
Operating income (loss)	123	(2)	(27)	94
Amortization of intangible assets	35	16	—	51
Depreciation of property, plant and equipment	7	2	3	12
OIBDA	165	16	(24)	157
December 31, 2015
Revenues	$737	$116	$(4)	$849
Operating income (loss)	98	(13)	(23)	62
Amortization of intangible assets	46	16	—	62
Depreciation of property, plant and equipment	8	2	3	13
OIBDA	152	5	(20)	137

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $47 million and $54 million during the three months ended December 31, 2016 and December 31, 2015, respectively. The Company paid approximately $9 million of income and withholding taxes during the three months ended December 31, 2016 and paid approximately $6 million of income and withholding taxes during the three months ended December 31, 2015.

Special Cash Dividend

On December 2, 2016, the Company’s Board of Directors approved a special cash dividend of $54 million which was paid on January 3, 2017 to stockholders of record as of December 30, 2016. The dividend is accrued at December 31, 2016 in other current liabilities.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2016 and September 30, 2016.

	Fair Value Measurements as of December 31, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$6	$—	$6
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	—	—	—
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(4)	(4)
Total	$—	$6	$(4)	$2

	Fair Value Measurements as of September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2016	(4)
Additions	—
Reductions	—
Payments	—
Balance at December 31, 2016	$(4)

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2016, the fair value of the Company’s debt was $2.869 billion. Based on the level of interest rates prevailing at September 30, 2016, the fair value of the Company’s debt was $2.896 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. has issued and outstanding the 5.625% Senior Secured Notes due 2022, the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024 and the 6.75% Senior Notes due 2022 (together, the “Acquisition Corp. Notes”).

The Acquisition Corp. Notes are guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic, wholly-owned subsidiaries are full, unconditional, joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances.

The Company and Holdings are holding companies that conduct substantially all of their business operations through Acquisition Corp. Accordingly, the ability of the Company and Holdings to obtain funds from their subsidiaries is restricted by the indentures for the Acquisition Corp. Notes and the credit agreements for the Acquisition Corp. Senior Credit Facilities, including the Revolving Credit Facility and Senior Term Loan Facility.

Consolidating Balance Sheet (Unaudited)

December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$182	$273	$—	$455	$—	$—	$—	$455
Accounts receivable, net	—	196	188	—	384	—	—	—	384
Inventories	—	12	24	—	36	—	—	—	36
Royalty advances expected to be recouped within one year	—	78	49	—	127	—	—	—	127
Prepaid and other current assets	—	15	44	—	59	—	—	—	59
Total current assets	—	483	578	—	1,061	—	—	—	1,061
Due (to) from parent companies	705	(366)	(339)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,201	1,648	—	(3,849)	—	178	178	(356)	—
Royalty advances expected to be recouped after one year	—	115	73	—	188	—	—	—	188
Property, plant and equipment, net	—	135	60	—	195	—	—	—	195
Goodwill	—	1,374	238	—	1,612	—	—	—	1,612
Intangible assets subject to amortization, net	—	1,140	946	—	2,086	—	—	—	2,086
Intangible assets not subject to amortization	—	71	44	—	115	—	—	—	115
Other assets	4	61	18	—	83	—	—	—	83
Total assets	$2,910	$4,661	$1,618	$(3,849)	$5,340	$178	$178	$(356)	$5,340
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$71	$81	$—	$152	$—	$—	$—	$152
Accrued royalties	—	646	538	—	1,184	—	—	—	1,184
Accrued liabilities	—	119	200	—	319	—	—	—	319
Accrued interest	28	—	—	—	28	—	—	—	28
Deferred revenue	—	113	62	—	175	—	—	—	175
Other current liabilities	—	60	26	—	86	—	—	—	86
Total current liabilities	28	1,009	907	—	1,944	—	—	—	1,944
Long-term debt	2,755	—	—	—	2,755	—	—	—	2,755
Deferred tax liabilities, net	—	113	155	—	268	—	—	—	268
Other noncurrent liabilities	3	131	99	—	233	—	—	—	233
Total liabilities	2,786	1,253	1,161	—	5,200	—	—	—	5,200
Total Warner Music Group Corp. equity	124	3,407	442	(3,849)	124	178	178	(356)	124
Noncontrolling interest	—	1	15	—	16	—	—	—	16
Total equity	124	3,408	457	(3,849)	140	178	178	(356)	140
Total liabilities and equity	$2,910	$4,661	$1,618	$(3,849)	$5,340	$178	$178	$(356)	$5,340

Consolidating Balance Sheet

September 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$180	$179	$—	$359	$—	$—	$—	$359
Accounts receivable, net	—	177	152	—	329	—	—	—	329
Inventories	—	16	25	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	79	49	—	128	—	—	—	128
Prepaid and other current assets	1	13	37	—	51	—	—	—	51
Total current assets	1	465	442	—	908	—	—	—	908
Due (to) from parent companies	750	(312)	(438)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,260	1,458	—	(3,718)	—	195	195	(390)	—
Royalty advances expected to be recouped after one year	—	120	76	—	196	—	—	—	196
Property, plant and equipment, net	—	138	65	—	203	—	—	—	203
Goodwill	—	1,372	255	—	1,627	—	—	—	1,627
Intangible assets subject to amortization, net	—	1,165	1,036	—	2,201	—	—	—	2,201
Intangible assets not subject to amortization	—	71	45	—	116	—	—	—	116
Other assets	3	62	19	—	84	—	—	—	84
Total assets	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$124	$80	$—	$204	$—	$—	$—	$204
Accrued royalties	—	606	498	—	1,104	—	—	—	1,104
Accrued liabilities	—	112	185	—	297	—	—	—	297
Accrued interest	38	—	—	—	38	—	—	—	38
Deferred revenue	—	143	35	—	178	—	—	—	178
Current portion of long-term debt	—	—	—	—	—	—	—	—	-
Other current liabilities	—	3	18	—	21	—	—	—	21
Total current liabilities	38	988	816	—	1,842	—	—	—	1,842
Long-term debt	2,778	—	—	—	2,778	—	—	—	2,778
Deferred tax liabilities, net	—	109	160	—	269	—	—	—	269
Other noncurrent liabilities	3	126	107	—	236	—	—	—	236
Total liabilities	2,819	1,223	1,083	—	5,125	—	—	—	5,125
Total Warner Music Group Corp. equity (deficit)	195	3,314	404	(3,718)	195	195	195	(390)	195
Noncontrolling interest	—	2	13	—	15	—	—	—	15
Total equity (deficit)	195	3,316	417	(3,718)	210	195	195	(390)	210
Total liabilities and equity (deficit)	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$490	$521	$(94)	$917	$—	$—	$—	$917
Costs and expenses:
Cost of revenue	—	(220)	(341)	65	(496)	—	—	—	(496)
Selling, general and administrative expenses	(1)	(176)	(128)	29	(276)	—	—	—	(276)
Amortization of intangible assets	—	(25)	(26)	—	(51)	—	—	—	(51)
Total costs and expenses	(1)	(421)	(495)	94	(823)	—	—	—	(823)
Operating (loss) income	(1)	69	26	—	94	—	—	—	94
Loss on extinguishment of debt	(32)	—	—	—	(32)	—	—	—	(32)
Interest (expense) income, net	(23)	1	(18)	—	(40)	—	—	—	(40)
Equity gains (losses) from equity method investments	83	40	—	(123)	—	22	22	(44)	—
Other income, net	12	3	4	—	19	—	—	—	19
Income before income taxes	39	113	12	(123)	41	22	22	(44)	41
Income tax (expense) benefit	(17)	(18)	(9)	27	(17)	—	—	—	(17)
Net income	22	95	3	(96)	24	22	22	(44)	24
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income attributable to Warner Music Group Corp.	$22	$95	$1	$(96)	$22	$22	$22	$(44)	$22

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2015

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$448	$439	$(38)	$849	$—	$—	$—	$849
Costs and expenses:
Cost of revenue	—	(221)	(260)	32	(449)	—	—	—	(449)
Selling, general and administrative expenses	—	(137)	(144)	5	(276)	—	—	—	(276)
Amortization of intangible assets	—	(31)	(31)	—	(62)	—	—	—	(62)
Total costs and expenses	—	(389)	(435)	37	(787)	—	—	—	(787)
Operating income (loss)	—	59	4	(1)	62	—	—	—	62
Interest income (expense), net	(20)	1	(21)	—	(40)	(5)	—	—	(45)
Equity gains (losses) from equity method investments	47	19	—	(66)	—	32	27	(59)	—
Other income (expense), net	2	(1)	7	—	8	—	—	—	8
Income (loss) before income taxes	29	78	(10)	(67)	30	27	27	(59)	25
Income tax benefit (expense)	3	(5)	4	1	3	—	—	—	3
Net income (loss)	32	73	(6)	(66)	33	27	27	(59)	28
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$32	$73	$(7)	$(66)	$32	$27	$27	$(59)	$27

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$22	$95	$3	$(96)	$24	$22	$22	$(44)	$24
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(37)	—	37	(37)	(37)	(37)	(37)	74	(37)
Deferred losses on derivative financial instruments	(2)	(2)	—	2	(2)	(2)	(2)	4	(2)
Other comprehensive (loss) income, net of tax:	(39)	(2)	37	(35)	(39)	(39)	(39)	78	(39)
Total comprehensive (loss) income	(17)	93	40	(131)	(15)	(17)	(17)	34	(15)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(17)	$93	$38	$(131)	$(17)	$(17)	$(17)	$34	$(17)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2015

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$32	$73	$(6)	$(66)	$33	$27	$27	$(59)	$28
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(24)	—	(24)	24	(24)	(24)	(24)	48	(24)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(25)	(1)	(24)	25	(25)	(25)	(25)	50	(25)
Total comprehensive income (loss)	7	72	(30)	(41)	8	2	2	(9)	3
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$7	$72	$(31)	$(41)	$7	$2	$2	$(9)	$2

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$22	$95	$3	$(96)	$24	$22	$22	$(44)	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	35	28	—	63	—	—	—	63
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(21)	(9)	13	—	(17)	—	—	—	(17)
Deferred income taxes	—	—	(2)	—	(2)	—	—	—	(2)
Loss on extinguishment of debt	32	—	—	—	32	—	—	—	32
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Non-cash stock-based compensation expenses	—	10	—	—	10	—	—	—	10
Equity (gains) losses, including distributions	(83)	(40)	—	123	—	(22)	(22)	44	—
Changes in operating assets and liabilities:
Accounts receivable	—	(19)	(46)	—	(65)	—	—	—	(65)
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	7	(6)	—	1	—	—	—	1
Accounts payable and accrued liabilities	—	6	9	(27)	(12)	—	—	—	(12)
Royalty payables	—	40	72	—	112	—	—	—	112
Accrued interest	(10)	—	—	—	(10)	—	—	—	(10)
Deferred revenue	—	(33)	32	—	(1)	—	—	—	(1)
Other balance sheet changes	—	12	3	—	15	—	—	—	15
Net cash provided by (used in) operating activities	(57)	106	107	—	156	—	—	—	156
Cash flows from investing activities
Acquisition of music publishing rights, net	—	—	(1)	—	(1)	—	—	—	(1)
Capital expenditures	—	(6)	(2)	—	(8)	—	—	—	(8)
Investments and acquisitions of businesses, net	—	(3)	—	—	(3)	—	—	—	(3)
Advances to issuer	95	—	—	(95)	—	—	—	—	—
Net cash (used in) provided by investing activities	95	(9)	(3)	(95)	(12)	—	—	—	(12)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Financing costs paid	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Change in due to (from) issuer	—	(95)	—	95	—	—	—	—	—
Net cash provided by (used in) financing activities	(38)	(95)	—	95	(38)	—	—	—	(38)
Effect of exchange rate changes on cash and equivalents	—	—	(10)	—	(10)	—	—	—	(10)
Net increase (decrease) in cash and equivalents	—	2	94	—	96	—	—	—	96
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$182	$273	$—	$455	$—	$—	$—	$455

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2015

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income (loss)	$32	$73	$(6)	$(66)	$33	$27	$27	$(59)	$28
Adjustments to reconcile net (loss) income to net cashprovided by operating activities:
Depreciation and amortization	—	41	34	—	75	—	—	—	75
Unrealized gains/losses and remeasurement of foreign denominated loans	120	19	(147)	—	(8)	—	—	—	(8)
Deferred income taxes	—	—	(9)	—	(9)	—	—	—	(9)
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Non-cash share-based compensation expense	—	1	—	—	1	—	—	—	1
Equity losses (gains), including distributions	(47)	(19)	—	66	—	(32)	(27)	59	—
Changes in operating assets and liabilities:
Accounts receivable	—	(5)	(58)	—	(63)	—	—	—	(63)
Inventories	—	2	(3)	—	(1)	—	—	—	(1)
Royalty advances	—	(3)	(13)	—	(16)	—	—	—	(16)
Accounts payable and accrued liabilities	—	(184)	173	—	(11)	—	—	—	(11)
Royalty payables	—	7	51	—	58	—	—	—	58
Accrued interest	(6)	—	—	—	(6)	(5)	—	—	(11)
Deferred revenue	—	(2)	3	—	1	—	—	—	1
Other balance sheet changes	—	—	15	—	15	—	—	—	15
Net cash provided by (used in) operating activities	101	(70)	40	—	71	(10)	—	—	61
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(6)	(1)	—	(7)	—	—	—	(7)
Capital expenditures	—	(7)	(3)	—	(10)	—	—	—	(10)
Investments and acquisitions of businesses, net	—	(1)	—	—	(1)	—	—	—	(1)
Advances to issuer	(88)	—	—	88	—	—	—	—	—
Net cash provided by (used in) investing activities	(88)	(14)	(4)	88	(18)	—	—	—	(18)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(10)	—	—	—	(10)	10	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(3)	—	—	—	(3)	—	—	—	(3)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Change in due to (from) issuer	—	88	—	(88)	—	—	—	—	—
Net cash provided by (used in) financing activities	(13)	88	(3)	(88)	(16)	10	—	—	(6)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase (decrease) in cash and equivalents	—	4	28	—	32	—	—	—	32
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$77	$201	$—	$278	$—	$—	$—	$278

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2016 (the “Quarterly Report”).

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

●	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
●	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
●	significant fluctuations in our operations and cash flows from period to period;
●	our inability to compete successfully in the highly competitive markets in which we operate;
●	trends, developments or other events in some foreign countries in which we operate;
●	local economic conditions in the countries in which we operate;
●	our failure to attract and retain our executive officers and other key personnel;
●	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
●	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
●	unfavorable currency exchange rate fluctuations;
●	our failure to have full control and ability to direct the operations we conduct through joint ventures;
●	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
●	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
●	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
●	the growth of other products that compete for the disposable income of consumers;
●	the impact of, and risks inherent in, acquisitions or business combinations;
●	risks inherent to our outsourcing of information technology (“IT”) infrastructure and certain finance and accounting functions;
●	our ability to maintain the security of information relating to our customers, employees and vendors and our music-based content;
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

●	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;

●	changes in law and government regulations; and
●	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

●

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2016 and December 31, 2015. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2016 and December 31, 2015 as well as a discussion of our financial condition and liquidity as of December 31, 2016. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

●	Selling and marketing, general overhead and other administrative expenses—the costs associated with selling and marketing, general overhead and other administrative expenses.

Recent Developments

Pandora

On April 17, 2014, we joined with UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC and ABKCO Music & Records, Inc. in a lawsuit brought against Pandora Media Inc. in the Supreme Court of the State of New York, alleging copyright infringement for Pandora’s use of pre-1972 sound recordings. A settlement was reached on October 23, 2015 pursuant to which Pandora will pay the plaintiffs a total of $90 million and the plaintiffs dismissed their lawsuit with prejudice. Of the total $90 million, $60 million was paid upon settlement and the remaining amount was paid in four equal installments of $7.5 million from January 1, 2016 through October 1, 2016. The settlement resolves all past claims as to Pandora’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Pandora, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. The allocation of the settlement proceeds among the plaintiffs was determined in November 2016 and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $18 million which was recognized in revenue during the quarter.  We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Pandora is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

November 2016 Senior Term Loan Credit Agreement Amendment

On November 21, 2016, Acquisition Corp received lender consent to an amendment (the “November 2016 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement governing Acquisition Corp.’s Senior Term Loan Facility, which extended the maturity date of the Senior Term Loan Credit Agreement to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity date of certain of  the Acquisition Corp.’s other outstanding indebtedness and increased the principal amount outstanding by $27.5 million to $1.006 billion and increased the original issue discount by $5 million to $8 million. Acquisition Corp. used the proceeds from the November 2016 Senior Term Loan Credit Agreement Amendment to redeem $27.5 million of the 5.625% Senior Secured Notes due 2022 and to pay fees, costs and expenses related to the transactions.

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

On October 18, 2016, Acquisition Corp. accepted for purchase in connection with tender offers for its 6.000% Senior Secured Notes due 2021 (the “Existing Dollar Notes”) and 6.250% Senior Secured Notes due 2021 (the “Existing Euro Notes” and, together with the Existing Dollar Notes, the “2021 Senior Secured Notes”) the 2021 Senior Secured Notes that had been validly tendered and not validly withdrawn on October 17, 2016 (the “Expiration Time”). Acquisition Corp. then issued a notice of redemption on October 18, 2016 with respect to the remaining 2021 Senior Secured Notes not accepted for payment pursuant to the tender offers. Following payment of the 2021 Senior Secured Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee for the 2021 Senior Secured Notes not accepted for purchase in the tender offers funds sufficient to satisfy all obligations remaining to the date of redemption, which redemption date was January 15, 2017, under the applicable indenture governing the 2021 Senior Secured Notes. These transactions are collectively referred to as the “October 2016 Refinancing Transactions.”

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during the three months ended December 31, 2016. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 Compared with Three Months Ended December 31, 2015

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Revenue by Type
Digital	$402	$322	$80	25%
Physical	227	248	(21)	-8%
Total Digital and Physical	629	570	59	10%
Artist services and expanded-rights	90	83	7	8%
Licensing	78	84	(6)	-7%
Total Recorded Music	797	737	60	8%
Performance	37	43	(6)	-14%
Digital	43	27	16	59%
Mechanical	16	20	(4)	-20%
Synchronization	26	25	1	4%
Other	2	1	1	100%
Total Music Publishing	124	116	8	7%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$917	$849	$68	8%
Revenue by Geographical Location
U.S. Recorded Music	$345	$293	$52	18%
U.S. Music Publishing	51	43	8	19%
Total U.S.	396	336	60	18%
International Recorded Music	452	444	8	2%
International Music Publishing	73	73	—	—%
Total International	525	517	8	2%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$917	$849	$68	8%

Total Revenue

Total revenue increased by $68 million, or 8%, to $917 million for the three months ended December 31, 2016 from $849 million for the three months ended December 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $88 million, or 11%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 87% and 13% of total revenue for the three months ended December 31, 2016 and 86% and 14% of total revenue for the three months ended December 31, 2015, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for the three months ended December 31, 2016 and 39% and 61% of total revenue for the three months ended December 31, 2015, respectively.

Total digital revenue after intersegment eliminations increased by $96 million, or 28%, to $444 million for the three months ended December 31, 2016 from $348 million for the three months ended December 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $103 million, or 30%. Total digital revenue represented 48% and 41% of consolidated revenue for the three months ended December 31, 2016 and December 31, 2015, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2016 was comprised of U.S. revenue of $251 million and international revenue of $194 million, or 56% and 44% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2015 was comprised of U.S. revenue of $182 million and international revenue of $167 million, or 52% and 48% of total digital revenue, respectively.

Recorded Music revenue increased by $60 million, or 8%, to $797 million for the three months ended December 31, 2016 from $737 million for the three months ended December 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $76 million, or 11%. U.S. Recorded Music revenues were $345 million and $293 million, or 43% and 40%, of consolidated Recorded Music revenues for the three months ended December 31, 2016 and December 31, 2015, respectively. International Recorded Music revenues were $452 million and $444 million, or 57% and 60%, of consolidated Recorded Music revenues for the three months ended December 31, 2016 and December 31, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $80 million as a result of a strong release from Bruno Mars and continued success from Twenty One Pilots, Charlie Puth and the Hamilton and Suicide Squad soundtracks and the continued growth in streaming services. Revenue from streaming services grew by $99 million to $311 million for the three months ended December 31, 2016 from $212 million for the three months ended December 31, 2015 and was partially offset by digital download declines of $18 million to $85 million for the three months ended December 31, 2016 from $103 million for the three months ended December 31, 2015. Artist services and expanded-rights revenue increased by $7 million primarily due to merchandise revenue generated from successful U.S. artists. Physical revenue decreased by $21 million primarily due to the shift from physical revenue to digital revenue. Licensing revenue decreased by $6 million primarily due to the unfavorable impact of foreign currency exchange rates of $4 million.

Music Publishing revenues increased by $8 million, or 7%, to $124 million for the three months ended December 31, 2016 from $116 million for the three months ended December 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $12 million, or 11%. U.S. Music Publishing revenues were $51 million and $43 million, or 41% and 37% of Music Publishing revenues for the three months ended December 31, 2016 and December 31, 2015, respectively. International Music Publishing revenues were $73 million for both the three months ended December 31, 2016 and December 31, 2015, or 59% and 63%, of Music Publishing revenues for the three months ended December 31, 2016 and December 31, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $16 million, partially offset by decreases in performance revenue of $6 million and mechanical revenue of $4 million. The increase in digital revenue was due to an increase in streaming revenue of $18 million, partially offset by a decrease in digital downloads of $2 million. Performance revenue decreased due to unfavorable impact of foreign currency exchange rates of $2 million and timing of local collection society distributions. The decrease in mechanical revenue was attributable to an ongoing industry shift towards digital product.

Revenue by Geographical Location

U.S. revenue increased by $60 million, or 18%, to $396 million for the three months ended December 31, 2016 from $336 million for the three months ended December 31, 2015. U.S. Recorded Music revenue increased by $52 million, or 18%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $59 million due to a strong release from Bruno Mars, the continued successes of Twenty One Pilots and the Hamilton and Suicide Squad soundtracks and the continued growth in streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased by $7 million primarily due to merchandise revenue generated from successful U.S. artists. These increases were partially offset by a decline in U.S. physical revenue due to the shift from physical revenue to digital revenue. U.S. Music Publishing revenue increased by $8 million, or 19%, to $51 million for the three months ended December 31, 2016 from $43 million for the three months ended December 31, 2015. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $10 million due to increases in streaming services of $11 million. This increase was partially offset by slight decreases in mechanical revenue and performance revenue.

International revenue increased by $8 million, or 2%, to $525 million for the three months ended December 31, 2016 from $517 million for the three months ended December 31, 2015. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $28 million or 6%. International Recorded Music revenue increased $8 million primarily due to increases in digital revenue of $21 million, partially offset by a decrease in physical revenue of $14 million. International Recorded Music digital revenue increased due to a $30 million increase in streaming revenue, partially offset by a $7 million decline in digital download revenue. The increase in International Recorded Music streaming revenue was due to the continued adoption of streaming models internationally and the success from Twenty One Pilots and Charlie Puth.  International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $6 million and the continued shift from digital revenue to physical revenue. International Music Publishing revenue remained flat at $73 million for both the three months ended December 31, 2016 and December 31, 2015.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$323	$300	$23	8%
Product costs	173	149	24	16%
Total cost of revenues	$496	$449	$47	10%

Total cost of revenues increased by $47 million to $496 million for the three months ended December 31, 2016 from $449 million for the three months ended December 31, 2015. Expressed as a percentage of revenues, cost of revenues increased to 54% for the three months ended December 31, 2016 from 53% for the three months ended December 31, 2015.

Artist and repertoire costs increased by $23 million, to $323 million for the three months ended December 31, 2016 from $300 million for the three months ended December 31, 2015. Artist and repertoire costs as a percentage of revenue remained flat at 35% for both the three months ended December 31, 2016 and the three months ended December 31, 2015.

Product costs increased by $24 million, to $173 million for the three months ended December 31, 2016 from $149 million for the three months ended December 31, 2015. Product costs as a percentage of revenue increased to 19% for the three months ended December 31, 2016 from 18% for the three months ended December 31, 2015. The increase was primarily driven by increased sales from distributed label repertoire and an increase in concert promotion revenue, both of which have higher costs and yield lower margins.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$148	$145	$3	2%
Selling and marketing expense	111	113	(2)	-2%
Distribution expense	17	18	(1)	-6%
Total selling, general and administrative expense	$276	$276	$—	—%

(1)	Includes depreciation expense of $12 million and $13 million for the three months ended December 31, 2016 and December 31, 2015, respectively.

Total selling, general and administrative expense remained flat at $276 million for both the three months ended December 31, 2016 and the three months ended December 31, 2015. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 30% for the three months ended December 31, 2016 from 33% for the three months ended December 31, 2015.

General and administrative expense increased by $3 million, or 2%, to $148 million for the three months ended December 31, 2016 from $145 million for the three months ended December 31, 2015. The increase in general and administrative expense was due to an increase in variable compensation expense of $13 million associated with improved operating performance, partially offset by costs related to the Happy Birthday settlement in the prior year quarter. Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the three months ended December 31, 2017 from 17% for the three months ended December 31, 2015.

Selling and marketing expense decreased by $2 million, or 2%, to $111 million for the three months ended December 31, 2016 from $113 million for the three months ended December 31, 2015. The decrease in selling and marketing expense was primarily due to decreased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense decreased to 12% for the three months ended December 31, 2016 from 13% for the three months ended December 31, 2015.

Distribution expense decreased by $1 million, or 6%, to $17 million for the three months ended December 31, 2016 from $18 million for the three months ended December 31, 2015. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended December 31, 2016 and December 31, 2015.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$22	$27	$(5)	-19%
Income attributable to noncontrolling interest	2	1	1	100%
Net income	$24	$28	(4)	-14%
Income tax expense (benefit)	17	(3)	20	—%
Income including income taxes	$41	$25	16	64%
Other income, net	(19)	(8)	(11)	138%
Interest expense, net	40	45	(5)	-11%
Loss on extinguishment of debt	32	—	32	—%
Operating income	$94	$62	32	52%
Amortization expense	51	62	(11)	-18%
Depreciation expense	12	13	(1)	-8%
OIBDA	$157	$137	$20	15%

OIBDA

OIBDA increased by $20 million, or 15%, to $157 million for the three months ended December 31, 2016 as compared to $137 million for the three months ended December 31, 2015 as a result of higher revenues and lower proportionate selling and marketing expense, offset by higher variable compensation expense. Expressed as a percentage of total revenue, OIBDA increased to 17% for the three months ended December 31, 2016 from 16% for the three months ended December 31, 2015.

Depreciation expense

Our depreciation expense decreased by $1 million, or 8%, to $12 million for the three months ended December 31, 2016 from $13 million for the three months ended December 31, 2015.

Amortization expense

Our amortization expense decreased by $11 million, or 18%, to $51 million for the three months ended December 31, 2016 from $62 million for the three months ended December 31, 2015, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $32 million to $94 million for the three months ended December 31, 2016 from $62 million for the three months ended December 31, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $32 million for the three months ended December 31, 2016 which represents the premium paid on early redemption and unamortized deferred financing costs. There was no such activity or comparable charges in the three months ended December 31, 2015. Please refer to Note 5 of our Consolidated Financial Statements for further discussion.

Interest expense, net

Our interest expense, net, decreased by $5 million, or 11%, to $40 million for the three months ended December 31, 2016 from $45 million for the three months ended December 31, 2015 due to the reduction in our debt and lower interest rates as a result of the October 2016 Refinancing Transactions.

Other income, net

Our other income, net, primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities, and intercompany receivables and payables that are short term in nature. The current quarter income is primarily due to currency exchange gains on our Euro denominated debt of $21 million and gains on our derivative assets of $11 million, partially offset by currency exchange losses on our intercompany loans of $13 million.

Income tax expense (benefit)

Our income tax expense increased by $20 million to $17 million for the three months ended December 31, 2016 compared to $3 million of income tax benefit for the three months ended December 31, 2015.  The change of $20 million in income tax expense primarily relates to an increase to pretax income in the current period and a deferred tax benefit of $10 million in the prior period related to statutory rate changes in the United Kingdom and Italy.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the three months ended December 31, 2015 was calculated based on a discrete tax rate.

Net Income

Net income decreased by $4 million to $24 million for the three months ended December 31, 2016 from $28 million for the three months ended December 31, 2015 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest increased by $1 million to $2 million for the three months ended December 31, 2016 from $1 million for the three months ended December 31, 2015 due to increased income.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Recorded Music
Revenue	$797	$737	$60	8%
Operating income	123	98	25	26%
OIBDA	165	152	13	9%
Music Publishing
Revenue	124	116	8	7%
Operating loss	(2)	(13)	11	-85%
OIBDA	16	5	11	—%
Corporate expenses and eliminations
Revenue elimination	(4)	(4)	—	—%
Operating loss	(27)	(23)	(4)	17%
OIBDA	(24)	(20)	(4)	20%
Total
Revenue	917	849	68	8%
Operating income	94	62	32	52%
OIBDA	157	137	20	15%

Recorded Music

Revenues

Recorded Music revenue increased by $60 million, or 8%, to $797 million for the three months ended December 31, 2016 from $737 million for the three months ended December 31, 2015. U.S. Recorded Music revenues were $345 million and $293 million, or 43% and 40%, of consolidated Recorded Music revenues for the three months ended December 31, 2016 and December 31, 2015, respectively. International Recorded Music revenues were $452 million and $444 million, or 57% and 60% of consolidated Recorded Music revenues for the three months ended December 31, 2016 and December 31, 2015, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$234	$215	$19	9%
Product costs	173	149	24	16%
Total cost of revenues	$407	$364	$43	12%

Recorded Music cost of revenues increased by $43 million, or 12%, to $407 million for the three months ended December 31, 2016 from $364 million for the three months ended December 31, 2015.  Artist and repertoire costs as a percentage of revenue remained consistent at 29% for both the three months ended December 31, 2016 and December 31, 2015. The increase in product costs was driven by strong performance from distributed label repertoire and an increase in concert promotion revenue both of which yielded lower margins. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 51% for the three months ended December 31, 2016 from 49% for the three months ended December 31, 2015.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$106	$99	$7	7%
Selling and marketing expense	109	112	(3)	-3%
Distribution expense	17	18	(1)	-6%
Total selling, general and administrative expense	$232	$229	$3	1%

(1)	Includes depreciation expense of $7 million and $8 million for the three months ended December 31, 2016 and December 31, 2015, respectively.

Recorded Music selling, general and administrative expense increased by $3 million, or 1%, to $232 million for the three months ended December 31, 2016 from $229 million for the three months ended December 31, 2015. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in variable compensation expense of $9 million associated with improved operating performance, partially offset by a decrease in variable marketing expense of $3 million. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 29% for the three months ended December 31, 2016 from 31% for the three months ended December 31, 2015.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Operating Income	$123	$98	$25	26%
Depreciation and amortization	42	54	(12)	-22%
OIBDA	$165	$152	$13	9%

Recorded Music OIBDA increased by $13 million, or 9%, to $165 million for the three months ended December 31, 2016 from $152 million for the three months ended December 31, 2015 as a result of higher Recorded Music revenues and decreased variable marketing expense, offset by increased variable compensation expense. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA remained flat at 21% for both the three months ended December 31, 2016 and the three months ended December 31, 2015.

Recorded Music operating income increased by $25 million to $123 million for the three months ended December 31, 2016 from $98 million for the three months ended December 31, 2015 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in depreciation and amortization expense due to intangible assets becoming fully amortized.

Music Publishing

Revenues

Music Publishing revenues increased by $8 million, or 7%, to $124 million for the three months ended December 31, 2016 from $116 million for the three months ended December 31, 2015. U.S. Music Publishing revenues were $51 million and $43 million, or 41% and 37%, of Music Publishing revenues for the three months ended December 31, 2016 and December 31, 2015, respectively. International Music Publishing revenues were $73 million for both the three months ended December 31 2016 and December 31, 2015, or 59% and 63%, of Music Publishing revenues for the three months ended December 31, 2016 and December 31, 2015, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Artist and repertoire costs	$93	$89	$4	4%
Total cost of revenues	$93	$89	$4	4%

Music Publishing cost of revenues increased by $4 million, or 4%, to $93 million for the three months ended December 31, 2016 from $89 million for the three months ended December 31, 2015. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 75% for the three months ended December 31, 2016 from 77% for the three months ended December 31, 2015, primarily due to a shift in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
General and administrative expense (1)	$17	$24	$(7)	-29%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$17	$24	$(7)	-29%

(1)	Includes depreciation expense of $2 million for both the three months ended December 31, 2016 and 2015.

Music Publishing selling, general and administrative expense decreased by $7 million, or 29%, to $17 million for the three months ended December 31, 2016 from $24 million for the three months ended December 31, 2015. General and administrative expense for the three months ended December 31, 2016 decreased due to costs related to the Happy Birthday settlement and severance charges taken in the prior year quarter. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 14% for the three months ended December 31, 2016 from 21% for the three months ended December 31, 2015.

Operating loss and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2016 vs. 2015
	2016	2015	$ Change	% Change
Operating loss	$(2)	$(13)	$11	85%
Depreciation and amortization	18	18	—	—%
OIBDA	$16	$5	$11	—%

Music Publishing OIBDA increased by $11 million to $16 million for the three months ended December 31, 2016 from $5 million for the three months ended December 31, 2015 as a result of higher Music Publishing revenue and lower proportionate artist and repertoire costs and general and administrative expense, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 13% for the three months ended December 31, 2016 from 4% for the three months ended December 31, 2015.

Music Publishing operating loss decreased by $11 million to $2 million for the three months ended December 31, 2016 from $13 million for the three months ended December 31, 2015 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $4 million to $27 million for the three months ended December 31, 2016 from $23 million for the three months ended December 31, 2015 due to an increase in variable compensation expense of $4 million associated with improved operating performance.

Our OIBDA loss from corporate expenses and eliminations increased by $4 million to $24 million for the three months ended December 31, 2016 from $20 million for the three months ended December 31, 2015 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at December 31, 2016

At December 31, 2016, we had $2.755 billion of debt (which is net of $35 million of deferred financing costs), $455 million of cash and equivalents (net debt of $2.300 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $124 million of Warner Music Group Corp. equity. This compares to $2.778 billion of debt (which is net of $34 million of deferred financing costs), $359 million of cash and equivalents (net debt of $2.419 billion) and $195 million of Warner Music Group Corp. equity at September 30, 2016.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2016 and December 31, 2015 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Three Months Ended December 31,
	2016	2015
Cash provided by (used in):
Operating Activities	$156	$61
Investing Activities	(12)	(18)
Financing Activities	(38)	(6)

Operating Activities

Cash provided by operating activities was $156 million for the three months ended December 31, 2016 as compared with cash provided by operating activities of $61 million for the three months ended December 31, 2015. The primary drivers of the $95 million increase in cash provided by operating activities was an increase in comparative OIBDA of $20 million and the benefit of changes in working capital from operations including the timing of royalty advances and royalty payables and increased non-cash share-based compensation expense.

Investing Activities

Cash used in investing activities was $12 million for the three months ended December 31, 2016 as compared with cash used in investing activities of $18 million for the three months ended December 31, 2015. The $12 million of cash used in investing activities in the three months ended December 31, 2016 consisted of $3 million of business investments and acquisitions, $1 million to acquire music publishing rights and $8 million of capital expenditures. The $18 million of cash used in investing activities for the three months ended December 31, 2015 consisted of $1 million of business investments and acquisitions, $7 million to acquire music publishing rights and $10 million of capital expenditures.

Financing Activities

Cash used in financing activities was $38 million for the three months ended December 31, 2016 compared to $6 million for the three months ended December 31, 2015. The $38 million of cash used in financing activities for the three months ended December 31, 2016 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, financing costs paid of $27 million and deferred financing costs paid of $12 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million. The $6 million of cash used in financing activities for the three months ended December 31, 2015 included $3 million in amortization payments on the Senior Term Loan Facility and a $3 million distribution to our non-controlling interest holders.

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

Existing Debt as of December 31, 2016

As of December 31, 2016, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	985
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	296
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	356
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	243
6.75% Senior Notes due 2022—Acquisition Corp. (g)	629
Total debt (h)	$2,755

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $13 million at December 31, 2016. There were no loans outstanding under the Revolving Credit Facility at December 31, 2016.

(b)	Principal amount of $1.006 billion less unamortized discount of $8 million and unamortized deferred financing costs of $13 million at December 31, 2016.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at December 31, 2016.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $4 million at December 31, 2016.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at December 31, 2016. Principal amount of $359 million less unamortized deferred financing costs of $3 million at December 31, 2016

(f)	Principal amount of $250 million less unamortized deferred financing costs of $7 million at December 31, 2016.
(g)	Principal amount of $635 million less unamortized deferred financing costs of $6 million at December 31, 2016
(h)	Principal amount of debt of $2.798 billion less unamortized discount of $8 million and unamortized deferred financing costs of $35 million at December 31, 2016.

For further discussion of our debt agreements, please see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of December 31, 2016.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended December 31, 2016. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended December 31, 2016
Net Income	$49
Income tax expense	31
Interest expense, net	159
Depreciation and amortization	280
Loss on extinguishment of debt (a)	36
Net gain on divestiture of business and assets dispositions (b)	(30)
Restructuring costs (c)	12
Net hedging gains and foreign exchange losses (d)	(7)
Management fees (e)	9
Transaction costs (f)	3
Business optimization expenses (g)	7
Equity based compensation expense (h)	32
Other non-cash charges (i)	(5)
Pro forma impact of certain transactions (j)	9
Pro Forma Consolidated EBITDA	$585
Senior Secured Indebtedness (k)	$2,012
Leverage Ratio (l)	3.44x

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the July 2016 debt redemption and the October 2016 and November 2016 refinancing transactions.
(b)	Reflects net gain on divestiture of business and asset dispositions, mainly the sale of real estate.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net gains from hedging activities and unrealized losses due to foreign exchange.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects mainly integration and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, including but not limited to loss on lease terminations related to our corporate headquarters consolidation.
(j)	Reflects expected savings resulting from our cost containment initiatives.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.162 billion less cash of $150 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2016. This is calculated net of cash and equivalents of the Company as of December 31, 2016 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.625:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music business. We or any of our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2016, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2016, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2016.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2016, the Company had outstanding hedge contracts for the sale of $233 million and the purchase of $140 million of foreign currencies at fixed rates. Subsequent to December 31, 2016, certain of our foreign exchange contracts expired and were renewed with new foreign exchange contracts with similar features.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2016, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $9 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.797 billion of principal debt outstanding at December 31, 2016, of which $1.006 billion was variable rate debt and $1.791 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At December 31, 2016, 64% of the Company’s debt was at a fixed rate. In addition, at December 31, 2016, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current three month LIBOR rate.  Under our Senior Term Loan Facility, we have the option to select a one, two, three or six month LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rate moves higher than the floor.

Based on the level of interest rates prevailing at December 31, 2016, the fair value of the fixed rate and variable rate debt was approximately $2.869 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $15 million or increase the fair value of the fixed rate debt by approximately $13 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

Our variable-rate debt is subject to variable interest rates but includes a LIBOR floor of 1%, which is in excess of the current LIBOR rate. A 25 basis point increase in current interest rates will not have a material impact on our annual interest expense. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2016, filed on February 7, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

February 7, 2017

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)