Form 10-Q
period 2017-03-31
Warner Music Group Corp.
filed 2017-05-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

There is no public market for the Registrant’s common stock. As of May 8, 2017 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2017	2016
	(in millions)
Assets
Current assets:
Cash and equivalents	$476	$359
Accounts receivable, net of allowances of $51 million and $52 million	361	329
Inventories	36	41
Royalty advances expected to be recouped within one year	125	128
Prepaid and other current assets	57	51
Total current assets	1,055	908
Royalty advances expected to be recouped after one year	194	196
Property, plant and equipment, net	197	203
Goodwill	1,614	1,627
Intangible assets subject to amortization, net	2,056	2,201
Intangible assets not subject to amortization	116	116
Other assets	72	84
Total assets	$5,304	$5,335
Liabilities and Equity
Current liabilities:
Accounts payable	$200	$204
Accrued royalties	1,151	1,104
Accrued liabilities	260	297
Accrued interest	45	38
Deferred revenue	175	178
Other current liabilities	24	21
Total current liabilities	1,855	1,842
Long-term debt	2,767	2,778
Deferred tax liabilities, net	254	269
Other noncurrent liabilities	241	236
Total liabilities	$5,117	$5,125
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(726)	(715)
Accumulated other comprehensive loss, net	(232)	(218)
Total Warner Music Group Corp. equity	170	195
Noncontrolling interest	17	15
Total equity	187	210
Total liabilities and equity	$5,304	$5,335

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)		(in millions)
Revenue	$825	$745	$1,742	$1,594
Costs and expenses:
Cost of revenue	(415)	(374)	(911)	(823)
Selling, general and administrative expenses (a)	(282)	(256)	(558)	(532)
Amortization expense	(50)	(63)	(101)	(125)
Total costs and expenses	(747)	(693)	(1,570)	(1,480)
Operating income	78	52	172	114
Loss on extinguishment of debt	—	(4)	(32)	(4)
Interest expense, net	(36)	(43)	(76)	(88)
Other (expense) income	(19)	22	—	30
Income before income taxes	23	27	64	52
Income tax expense	(3)	(15)	(20)	(12)
Net income	20	12	44	40
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(2)
Net income attributable to Warner Music Group Corp.	$19	$11	$41	$38

(a) Includes depreciation expense of:	$(13)	$(12)	$(25)	$(25)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net income	$20	$12	$44	$40
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	24	(12)	(13)	(36)
Deferred gains (losses) on derivative financial instruments	1	(1)	(1)	(2)
Other comprehensive income (loss), net of tax	25	(13)	(14)	(38)
Total comprehensive income (loss)	45	(1)	30	2
Less: Income attributable to noncontrolling interest	(1)	(1)	(3)	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$44	$(2)	$27	$—

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$44	$40
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	150
Unrealized gains and remeasurement of foreign denominated loans	(1)	(2)
Deferred income taxes	(12)	(10)
Loss on extinguishment of debt	32	4
Net loss on divestitures and investments	6	3
Gain on sale of real estate	—	(19)
Non-cash interest expense	5	5
Equity-based compensation expense	17	4
Changes in operating assets and liabilities:
Accounts receivable	(41)	25
Inventories	3	(1)
Royalty advances	1	(21)
Accounts payable and accrued liabilities	(43)	(41)
Royalty payables	75	35
Accrued interest	7	(5)
Deferred revenue	(4)	2
Other balance sheet changes	11	3
Net cash provided by operating activities	226	172
Cash flows from investing activities
Acquisition of music publishing rights, net	(6)	(12)
Capital expenditures	(18)	(23)
Investments and acquisitions of businesses, net	(6)	(8)
Divestitures, net	18	6
Proceeds from the sale of real estate	—	42
Net cash (used in) provided by investing activities	(12)	5
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—
Repayment of Acquisition Corp. Senior Term Loan Facility	—	(6)
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—
Repayment of Holdings 13.75% Senior Notes	—	(50)
Repayment of Acquisition Corp. 6.75% Senior Notes	—	(24)
Call premiums paid on early redemption of debt	(27)	(3)
Deferred financing costs paid	(12)	—
Distribution to noncontrolling interest holder	(1)	(3)
Dividends paid	(54)	—
Repayment of capital lease obligations	—	(14)
Net cash used in financing activities	(93)	(100)
Effect of exchange rate changes on cash and equivalents	(4)	(7)
Net increase in cash and equivalents	117	70
Cash and equivalents at beginning of period	359	246
Cash and equivalents at end of period	$476	$316

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210
Net income	—	—	—	41	—	41	3	44
Dividends	—	—	—	(54)	—	(54)	—	(54)
Other comprehensive loss, net of tax	—	—	—	—	(14)	(14)	—	(14)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	2	—	2	—	2
Balance at March 31, 2017	1,055	$—	$1,128	$(726)	$(232)	$170	$17	$187

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

Acquisition of Warner Music Group by Access Industries

Pursuant to an Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”), and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”) Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the New York Stock Exchange (“NYSE”). The Company continues to voluntarily file with the SEC current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as provided for in certain covenants contained in the agreements governing its outstanding indebtedness.

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

The Company’s Music Publishing operations are conducted principally through Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Hallmark Entertainment and Disney Music Publishing. The Company has an extensive production music library collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2017 and March 31, 2016 relate to the periods ended March 31, 2017 and March 25, 2016, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31. The fiscal year ended September 30, 2016 ended on September 30, 2016.

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

3. Comprehensive Loss

Comprehensive loss, which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of $7 million:

	Foreign	Minimum	Deferred Losses	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2016	$(201)	$(17)	$—	$(218)
Other comprehensive loss	(13)	—	(1)	(14)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at March 31, 2017	$(214)	$(17)	$(1)	$(232)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions that are no longer considered of a long-term investment nature.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2016	$1,163	$464	$1,627
Acquisitions	2	—	2
Divestitures	(2)	—	(2)
Other adjustments (a)	(13)	—	(13)
Balance at March 31, 2017	$1,150	$464	$1,614

(a)	Other adjustments during the six months ended March 31, 2017 primarily include foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	March 31,	September 30,
	Useful Life	2017	2016
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$893	$923
Music publishing copyrights	27 years	1,484	1,504
Artist and songwriter contracts	13 years	860	883
Trademarks	7 years	7	7
Other intangible assets	8 years	5	5
Total gross intangible asset subject to amortization		3,249	3,322
Accumulated amortization		(1,193)	(1,121)
Total net intangible assets subject to amortization		2,056	2,201
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	116	116
Total net intangible assets		$2,172	$2,317

5. Debt

Debt Capitalization

Long-term debt consists of the following:

	March 31,	September 30,
	2017	2016
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	987	963
6.00% Senior Secured Notes due 2021—Acquisition Corp. (c)	—	444
6.25% Senior Secured Notes due 2021—Acquisition Corp. (d)	—	174
5.625% Senior Secured Notes due 2022—Acquisition Corp. (e)	246	272
5.00% Senior Secured Notes due 2023—Acquisition Corp. (f)	296	296
4.125% Senior Secured Notes due 2024— Acquisition Corp. (g)	363	—
4.875% Senior Secured Notes due 2024— Acquisition Corp. (h)	246	—
6.75% Senior Notes due 2022—Acquisition Corp. (i)	629	629
Total debt (j)	$2,767	$2,778

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million and $5 million at March 31, 2017 and September 30, 2016, respectively. There were no loans outstanding under the Revolving Credit Facility at March 31, 2017 or September 30, 2016.

(b)

Principal amount of $1.006 billion and $978 million less unamortized discount of $7 million and $3 million and unamortized deferred financing costs of $12 million and $12 million at March 31, 2017 and September 30, 2016, respectively.

(c)	Principal amount of $450 million less unamortized deferred financing costs of $6 million at September 30, 2016.
(d)

Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2016. Principal amount of $177 million less unamortized deferred financing costs of $3 million at September 30, 2016.

(e)	Principal amount of $248 million and $275 million less unamortized deferred financing costs of $2 million and $3 million at March 31, 2017 and September 30, 2016, respectively.
(f)	Principal amount of $300 million less unamortized deferred financing costs of $4 million at both March 31, 2017 and September 30, 2016.
(g)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at March 31, 2017. Principal amount of $369 million less unamortized deferred financing costs of $6 million at March 31, 2017.

(h)	Principal amount of $250 million less unamortized deferred financing costs of $4 million at March 31, 2017.
(i)	Principal amount of $635 million less unamortized deferred financing costs of $6 million at both March 31, 2017 and September 30, 2016.
(j)

Principal amount of debt of $2.808 billion and $2.815 billion less unamortized discount of $7 million and $3 million and unamortized deferred financing costs of $34 million and $34 million at March 31, 2017 and September 30, 2016, respectively.

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

November 2016 Senior Term Loan Credit Agreement Amendment

On November 21, 2016, Acquisition Corp. received lender consent to an amendment (the “November 2016 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement governing Acquisition Corp.’s Senior Term Loan Facility, which extended the maturity date of the Senior Term Loan Credit Agreement to November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity date of certain of Acquisition Corp.’s other outstanding indebtedness and increased the principal amount outstanding by $27.5 million to $1.006 billion and increased the original issue discount by $5 million to $8 million. Acquisition Corp. used the proceeds from the November 2016 Senior Term Loan Credit Agreement Amendment to redeem $27.5 million of the 5.625% Senior Secured Notes due 2022 and to pay fees, costs and expenses related to the transactions.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2021.

Maturities of Senior Notes and Senior Secured Notes

As of March 31, 2017, there are no scheduled maturities of notes until 2022, when $883 million is scheduled to mature. Thereafter, $919 million is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $36 million and $43 million for the three months ended March 31, 2017 and March 31, 2016, respectively. Total interest expense, net, was $76 million and $88 million for the six months ended March 31, 2017 and March 31, 2016, respectively. The weighted-average interest rate of the Company’s total debt was 4.9% at March 31, 2017, 5.3% at September 30, 2016, and 5.4% at March 31, 2016.

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

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $2 million was recognized in revenue during the 2017 fiscal year. The balance will be recognized in revenue ratably over the next three quarters. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation is being paid to artists by SoundExchange.

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

7. Income Taxes

For the three and six months ended March 31, 2017, the Company recorded an income tax expense of $3 million and $20 million, respectively.  The tax expense for the three and six months ended March 31, 2017 is lower than the expected tax expense at the statutory tax rate of 35% primarily due to the U.S. tax benefit of a realized foreign currency loss on an intra-entity loan reduced by a related valuation allowance and further offset by income withholding taxes and foreign losses with no tax benefit.

For the three and six months ended March 31, 2016, the Company recorded an income tax expense of $15 million and $12 million, respectively.  The tax expense for the three months ended March 31, 2016 was higher than the expected tax expense at the statutory tax rate of 35% primarily due to income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.  The tax expense for the six months ended March 31, 2016 was lower than the expected tax expense at the statutory tax rate of 35% primarily due to a $10 million benefit for changes in statutory tax rates in foreign jurisdictions and reduction in valuation allowance, partially offset by income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

The Company’s gross unrecognized tax benefits decreased during the three months ended March 31, 2017 by $13 million due primarily to the finalization of an agreement with the United Kingdom (“U.K.”) tax authority. The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2017 could decrease by up to approximately $3 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

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

As of March 31, 2017, the Company had outstanding hedge contracts for the sale of $214 million and the purchase of $125 million of foreign currencies at fixed rates that will be settled by September 2017. As of March 31, 2017, the Company had $1 million of unrealized deferred losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2016, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at March 31, 2017 and September 30, 2016:

	March 31,	September 30,
	2017 (a)	2016
	(in millions)
Other current assets	$2	$—
Other current liabilities	—	—

(a)	Includes $6 million and $4 million of foreign exchange derivative contracts in asset and liability positions, respectively.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
March 31, 2017
Revenues	$686	$145	$(6)	$825
Operating income (loss)	69	41	(32)	78
Amortization of intangible assets	34	16	—	50
Depreciation of property, plant and equipment	9	1	3	13
OIBDA	112	58	(29)	141
March 31, 2016
Revenues	$621	$127	$(3)	$745
Operating income (loss)	38	37	(23)	52
Amortization of intangible assets	47	16	—	63
Depreciation of property, plant and equipment	8	1	3	12
OIBDA	93	54	(20)	127

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Six Months Ended	(in millions)
March 31, 2017
Revenues	$1,483	$269	$(10)	$1,742
Operating income (loss)	192	39	(59)	172
Amortization of intangible assets	69	32	—	101
Depreciation of property, plant and equipment	16	3	6	25
OIBDA	277	74	(53)	298
March 31, 2016
Revenues	$1,358	$243	$(7)	$1,594
Operating income (loss)	136	24	(46)	114
Amortization of intangible assets	93	32	—	125
Depreciation of property, plant and equipment	16	3	6	25
OIBDA	245	59	(40)	264

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $17 million and $34 million during the three months ended March 31, 2017 and March 31, 2016, respectively. The Company made interest payments of approximately $64 million and $88 million during the six months ended March 31, 2017 and March 31, 2016, respectively. The Company paid approximately $13 million of income and withholding taxes, partially offset by $3 million of refunds during the three months ended March 31, 2017 and paid approximately $7 million of income and withholding taxes with no offsetting refunds during the three months ended March 31, 2016.  The Company paid approximately $22 million of income and withholding taxes, partially offset by $3 million of refunds during the six months ended March 31, 2017 and paid approximately $13 million of income and withholding taxes with no offsetting refunds during the six months ended March 31, 2016.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2017 and September 30, 2016.

	Fair Value Measurements as of March 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	—	—	—
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Total	$—	$2	$(5)	$(3)

	Fair Value Measurements as of September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2016	(4)
Additions	(1)
Reductions	—
Payments	—
Balance at March 31, 2017	$(5)

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

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2017, the fair value of the Company’s debt was $2.865 billion. Based on the level of interest rates prevailing at September 30, 2016, the fair value of the Company’s debt was $2.896 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

The Acquisition Corp. Notes are guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic, wholly-owned subsidiaries are full, unconditional and joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances.

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

Consolidating Balance Sheet (Unaudited)

March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$230	$246	$—	$476	$—	$—	$—	$476
Accounts receivable, net	—	175	186	—	361	—	—	—	361
Inventories	—	12	24	—	36	—	—	—	36
Royalty advances expected to be recouped within one year	—	80	45	—	125	—	—	—	125
Prepaid and other current assets	—	15	42	—	57	—	—	—	57
Total current assets	—	512	543	—	1,055	—	—	—	1,055
Due (to) from parent companies	721	(286)	(435)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,261	1,592	—	(3,853)	—	224	224	(448)	—
Royalty advances expected to be recouped after one year	—	123	71	—	194	—	—	—	194
Property, plant and equipment, net	—	132	65	—	197	—	—	—	197
Goodwill	—	1,372	242	—	1,614	—	—	—	1,614
Intangible assets subject to amortization, net	—	1,114	942	—	2,056	—	—	—	2,056
Intangible assets not subject to amortization	—	71	45	—	116	—	—	—	116
Other assets	3	50	19	—	72	—	—	—	72
Total assets	$2,985	$4,680	$1,492	$(3,853)	$5,304	$224	$224	$(448)	$5,304
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$117	$83	$—	$200	$—	$—	$—	$200
Accrued royalties	—	649	502	—	1,151	—	—	—	1,151
Accrued liabilities	—	91	169	—	260	—	—	—	260
Accrued interest	45	—	—	—	45	—	—	—	45
Deferred revenue	—	112	63	—	175	—	—	—	175
Other current liabilities	—	3	21	—	24	—	—	—	24
Total current liabilities	45	972	838	—	1,855	—	—	—	1,855
Long-term debt	2,767	—	—	—	2,767	—	—	—	2,767
Deferred tax liabilities, net	—	115	139	—	254	—	—	—	254
Other noncurrent liabilities	3	132	106	—	241	—	—	—	241
Total liabilities	2,815	1,219	1,083	—	5,117	—	—	—	5,117
Total Warner Music Group Corp. equity	170	3,459	394	(3,853)	170	224	224	(448)	170
Noncontrolling interest	—	2	15	—	17	—	—	—	17
Total equity	170	3,461	409	(3,853)	187	224	224	(448)	187
Total liabilities and equity	$2,985	$4,680	$1,492	$(3,853)	$5,304	$224	$224	$(448)	$5,304

Consolidating Balance Sheet

September 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$180	$179	$—	$359	$—	$—	$—	$359
Accounts receivable, net	—	177	152	—	329	—	—	—	329
Inventories	—	16	25	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	79	49	—	128	—	—	—	128
Prepaid and other current assets	1	13	37	—	51	—	—	—	51
Total current assets	1	465	442	—	908	—	—	—	908
Due (to) from parent companies	750	(312)	(438)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,260	1,458	—	(3,718)	—	195	195	(390)	—
Royalty advances expected to be recouped after one year	—	120	76	—	196	—	—	—	196
Property, plant and equipment, net	—	138	65	—	203	—	—	—	203
Goodwill	—	1,372	255	—	1,627	—	—	—	1,627
Intangible assets subject to amortization, net	—	1,165	1,036	—	2,201	—	—	—	2,201
Intangible assets not subject to amortization	—	71	45	—	116	—	—	—	116
Other assets	3	62	19	—	84	—	—	—	84
Total assets	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$124	$80	$—	$204	$—	$—	$—	$204
Accrued royalties	—	606	498	—	1,104	—	—	—	1,104
Accrued liabilities	—	112	185	—	297	—	—	—	297
Accrued interest	38	—	—	—	38	—	—	—	38
Deferred revenue	—	143	35	—	178	—	—	—	178
Current portion of long-term debt	—	—	—	—	—	—	—	—	-
Other current liabilities	—	3	18	—	21	—	—	—	21
Total current liabilities	38	988	816	—	1,842	—	—	—	1,842
Long-term debt	2,778	—	—	—	2,778	—	—	—	2,778
Deferred tax liabilities, net	—	109	160	—	269	—	—	—	269
Other noncurrent liabilities	3	126	107	—	236	—	—	—	236
Total liabilities	2,819	1,223	1,083	—	5,125	—	—	—	5,125
Total Warner Music Group Corp. equity (deficit)	195	3,314	404	(3,718)	195	195	195	(390)	195
Noncontrolling interest	—	2	13	—	15	—	—	—	15
Total equity (deficit)	195	3,316	417	(3,718)	210	195	195	(390)	210
Total liabilities and equity (deficit)	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$470	$439	$(84)	$825	$—	$—	$—	$825
Costs and expenses:
Cost of revenue	—	(204)	(268)	57	(415)	—	—	—	(415)
Selling, general and administrative expenses	—	(199)	(110)	27	(282)	—	—	—	(282)
Amortization of intangible assets	—	(26)	(24)	—	(50)	—	—	—	(50)
Total costs and expenses	—	(429)	(402)	84	(747)	—	—	—	(747)
Operating income	—	41	37	—	78	—	—	—	78
Interest (expense) income, net	(21)	1	(16)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	49	11	—	(60)	—	19	19	(38)	—
Other expense, net	(6)	—	(13)	—	(19)	—	—	—	(19)
Income before income taxes	22	53	8	(60)	23	19	19	(38)	23
Income tax (expense) benefit	(3)	(4)	(7)	11	(3)	—	—	—	(3)
Net income	19	49	1	(49)	20	19	19	(38)	20
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income attributable to Warner Music Group Corp.	$19	$49	$—	$(49)	$19	$19	$19	$(38)	$19

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$452	$382	$(89)	$745	$—	$—	$—	$745
Costs and expenses:
Cost of revenue	—	(221)	(196)	43	(374)	—	—	—	(374)
Selling, general and administrative expenses	—	(202)	(101)	47	(256)	—	—	—	(256)
Amortization of intangible assets	—	(30)	(33)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(453)	(330)	90	(693)	—	—	—	(693)
Operating income (loss)	—	(1)	52	1	52	—	—	—	52
Gain on sales of real estate	—	—	19	—	19	—	—	—	19
Interest (expense) income, net	(21)	1	(18)	—	(38)	(5)	—	—	(43)
Equity gains (losses) from equity method investments	58	41	—	(99)	—	21	11	(32)	—
Other (expense) income, net	(1)	(19)	24	—	4	(5)	—	—	(1)
Income (loss) before income taxes	36	22	77	(98)	37	11	11	(32)	27
Income tax (expense) benefit	(15)	(7)	(12)	19	(15)	—	—	—	(15)
Net income	21	15	65	(79)	22	11	11	(32)	12
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$21	$15	$64	$(79)	$21	$11	$11	$(32)	$11

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$960	$960	$(178)	$1,742	$—	$—	$—	$1,742
Costs and expenses:
Cost of revenue	—	(424)	(609)	122	(911)	—	—	—	(911)
Selling, general and administrative expenses	(1)	(375)	(238)	56	(558)	—	—	—	(558)
Amortization of intangible assets	—	(51)	(50)	—	(101)	—	—	—	(101)
Total costs and expenses	(1)	(850)	(897)	178	(1,570)	—	—	—	(1,570)
Operating (loss) income	(1)	110	63	—	172	—	—	—	172
Loss on extinguishment of debt	(32)	—	—	—	(32)	—	—	—	(32)
Interest (expense) income, net	(44)	2	(34)	—	(76)	—	—	—	(76)
Equity gains (losses) from equity method investments	132	51	—	(183)	—	41	41	(82)	—
Other income (expense), net	6	3	(9)	—	—	—	—	—	—
Income before income taxes	61	166	20	(183)	64	41	41	(82)	64
Income tax (expense) benefit	(20)	(22)	(16)	38	(20)	—	—	—	(20)
Net income	41	144	4	(145)	44	41	41	(82)	44
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Net income attributable to Warner Music Group Corp.	$41	$144	$1	$(145)	$41	$41	$41	$(82)	$41

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$900	$821	$(127)	$1,594	$—	$—	$—	$1,594
Costs and expenses:
Cost of revenue	—	(442)	(456)	75	(823)	—	—	—	(823)
Selling, general and administrative expenses	—	(339)	(245)	52	(532)	—	—	—	(532)
Amortization of intangible assets	—	(61)	(64)	—	(125)	—	—	—	(125)
Total costs and expenses	—	(842)	(765)	127	(1,480)	—	—	—	(1,480)
Operating income	—	58	56	—	114	—	—	—	114
Gain on sale of real estate	—	—	19	—	19	—	—	—	19
Interest (expense) income, net	(41)	2	(39)	—	(78)	(10)	—	—	(88)
Equity gains (losses) from equity method investments	105	60	—	(165)	—	53	38	(91)	—
Other income (expense), net	1	(20)	31	—	12	(5)	—	—	7
Income before income taxes	65	100	67	(165)	67	38	38	(91)	52
Income tax (expense) benefit	(12)	(12)	(8)	20	(12)	—	—	—	(12)
Net income	53	88	59	(145)	55	38	38	(91)	40
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income attributable to Warner Music Group Corp.	$53	$88	$57	$(145)	$53	$38	$38	$(91)	$38

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$19	$49	$1	$(49)	$20	$19	$19	$(38)	$20
Other comprehensive income, net of tax:
Foreign currency adjustment	24	—	(50)	50	24	24	24	(48)	24
Deferred gains on derivative financial instruments	1	1	—	(1)	1	1	1	(2)	1
Other comprehensive income, net of tax:	25	1	(50)	49	25	25	25	(50)	25
Total comprehensive income	44	50	(49)	—	45	44	44	(88)	45
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$44	$50	$(50)	$—	$44	$44	$44	$(88)	$44

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$21	$15	$65	$(79)	$22	$11	$11	$(32)	$12
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(12)	—	(12)	12	(12)	(12)	(12)	24	(12)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(13)	(1)	(12)	13	(13)	(13)	(13)	26	(13)
Total comprehensive (loss) income	8	14	53	(66)	9	(2)	(2)	(6)	(1)
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$8	$14	$52	$(66)	$8	$(2)	$(2)	$(6)	$(2)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$41	$144	$4	$(145)	$44	$41	$41	$(82)	$44
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(13)	—	(13)	13	(13)	(13)	(13)	26	(13)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(14)	(1)	(13)	14	(14)	(14)	(14)	28	(14)
Total comprehensive income (loss)	27	143	(9)	(131)	30	27	27	(54)	30
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$27	$143	$(12)	$(131)	$27	$27	$27	$(54)	$27

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$53	$88	$59	$(145)	$55	$38	$38	$(91)	$40
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(36)	—	(36)	36	(36)	(36)	(36)	72	(36)
Deferred losses on derivative financial instruments	(2)	(2)	—	2	(2)	(2)	(2)	4	(2)
Other comprehensive (loss) income, net of tax:	(38)	(2)	(36)	38	(38)	(38)	(38)	76	(38)
Total comprehensive income (loss)	15	86	23	(107)	17	—	—	(15)	2
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$15	$86	$21	$(107)	$15	$—	$—	$(15)	$—

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$41	$144	$4	$(145)	$44	$41	$41	$(82)	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	70	56	—	126	—	—	—	126
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(11)	(3)	13	—	(1)	—	—	—	(1)
Deferred income taxes	2	2	(12)	(4)	(12)	—	—	—	(12)
Loss on extinguishment of debt	32	—	—	—	32	—	—	—	32
Net loss on divestiture and investments	—	5	1	—	6	—	—	—	6
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Equity-based compensation expense	—	17	—	—	17	—	—	—	17
Equity (gains) losses, including distributions	(132)	(51)	—	183	—	(41)	(41)	82	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2)	(39)	—	(41)	—	—	—	(41)
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	(4)	5	—	1	—	—	—	1
Accounts payable and accrued liabilities	—	(5)	(4)	(34)	(43)	—	—	—	(43)
Royalty payables	—	54	21	—	75	—	—	—	75
Accrued interest	7	—	—	—	7	—	—	—	7
Deferred revenue	—	(34)	30	—	(4)	—	—	—	(4)
Other balance sheet changes	7	10	(6)	—	11	—	—	—	11
Net cash (used in) provided by operating activities	(49)	205	70	—	226	—	—	—	226
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(3)	(3)	—	(6)	—	—	—	(6)
Capital expenditures	—	(13)	(5)	—	(18)	—	—	—	(18)
Investments and acquisitions of businesses, net	—	(5)	(1)	—	(6)	—	—	—	(6)
Divestitures, net	—	7	11	—	18	—	—	—	18
Advances to issuer	87	—	—	(87)	—	—	—	—	—
Net cash provided (used in) by investing activities	87	(14)	2	(87)	(12)	—	—	—	(12)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Dividends paid	—	(54)	—	—	(54)	—	—	—	(54)
Change in due to (from) issuer	—	(87)	—	87	—	—	—	—	—
Net cash (used in) provided by financing activities	(38)	(141)	(1)	87	(93)	—	—	—	(93)
Effect of exchange rate changes on cash and equivalents	—	—	(4)	—	(4)	—	—	—	(4)
Net increase in cash and equivalents	—	50	67	—	117	—	—	—	117
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$230	$246	$—	$476	$—	$—	$—	$476

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$53	$88	$59	$(145)	$55	$38	$38	$(91)	$40
Adjustments to reconcile net income (loss) to net cashprovided by operating activities:
Depreciation and amortization	—	80	70	—	150	—	—	—	150
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(1)	(1)	—	—	(2)	—	—	—	(2)
Deferred income taxes	—	—	(10)	—	(10)	—	—	—	(10)
Gain on sale of real estate	—	—	(19)	—	(19)	—	—	—	(19)
(Gain) Loss on extinguishment of debt	(1)	—	—	—	(1)	5	—	—	4
Loss on divestiture of business	—	—	3	—	3	—	—	—	3
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Equity-based compensation expense	—	4	—	—	4	—	—	—	4
Equity (gains) losses, including distributions	(105)	(60)	—	165	—	(53)	(38)	91	—
Changes in operating assets and liabilities:
Accounts receivable	—	18	7	—	25	—	—	—	25
Inventories	—	—	(1)	—	(1)	—	—	—	(1)
Royalty advances	—	(18)	(3)	—	(21)	—	—	—	(21)
Accounts payable and accrued liabilities	—	52	(73)	(20)	(41)	—	—	—	(41)
Royalty payables	—	36	(1)	—	35	—	—	—	35
Accrued interest	(1)	—	—	—	(1)	(4)	—	—	(5)
Deferred revenue	—	3	(1)	—	2	—	—	—	2
Other balance sheet changes	—	—	3	—	3	—	—	—	3
Net cash (used in) provided by operating activities	(50)	202	34	—	186	(14)	—	—	172
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(3)	—	(12)	—	—	—	(12)
Capital expenditures	—	(15)	(8)	—	(23)	—	—	—	(23)
Investments and acquisitions of businesses, net	—	(5)	(3)	—	(8)	—	—	—	(8)
Divestiture of business, net of cash on hand	—	—	6	—	6	—	—	—	6
Proceeds from the sale of real estate	—	—	42	—	42	—	—	—	42
Advances to issuer	163	—	—	(163)	—	—	—	—	—
Net cash provided by (used in) investing activities	163	(29)	34	(163)	5	—	—	—	5
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(83)	—	—	—	(83)	83	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(6)	—	—	—	(6)	—	—	—	(6)
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(50)	—	—	(50)
Call premiums paid on early redemption of debt	—	—	—	—	—	(3)	—	—	(3)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—		(24)	—	—	—	(24)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due to (from) issuer	—	(163)	—	163	—	—	—	—	—
Net cash (used in) provided by financing activities	(113)	(163)	(17)	163	(130)	30	—	—	(100)
Effect of exchange rate changes on cash and equivalents	—	—	(7)	—	(7)	—	—	—	(7)
Net increase in cash and equivalents	—	10	44	—	54	16	—	—	70
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$83	$217	$—	$300	$16	$—	$—	$316

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017 (the “Quarterly Report”).

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

●	the fact that our debt agreements contain restrictions that limit our flexibility in operating our business;
●	our indebtedness levels, and the fact that we may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness;
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

●

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2017 and March 31, 2016. This analysis is presented on both a consolidated and segment basis.

●

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2017 and March 31, 2016 as well as a discussion of our financial condition and liquidity as of March 31, 2017. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses and other non-operating income (loss). Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with U.S. GAAP. In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

Use of Constant Currency

As exchange rates are an important factor in understanding period to period comparisons, we believe the presentation of revenue on a constant-currency basis in addition to reported results helps improve the ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant-currency information compares revenue between periods as if exchange rates had remained constant period over period. We use revenue on a constant-currency basis as one measure to evaluate our performance. We calculate constant currency by calculating prior-year revenue using current-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant-currency basis as “excluding the impact of foreign currency exchange rates.” This revenue should be considered in addition to, not as a substitute for, revenue reported in accordance with U.S. GAAP. Revenue on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with U.S. GAAP.

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Atlantic Records and Warner Bros. Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, Eastwest, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative, gospel and other Christian music. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios, including Hallmark Entertainment and Disney Music Publishing. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

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

Recent Developments

Pandora

On April 17, 2014, we joined with UMG Recordings, Inc., Sony Music Entertainment, Capitol Records, LLC and ABKCO Music & Records, Inc. in a lawsuit brought against Pandora Media Inc. in the Supreme Court of the State of New York, alleging copyright infringement for Pandora’s use of pre-1972 sound recordings. A settlement was reached on October 23, 2015 pursuant to which Pandora paid the plaintiffs a total of $90 million and the plaintiffs dismissed their lawsuit with prejudice. Of the total $90 million, $60 million was paid upon settlement and the remaining amount was paid in four equal installments of $7.5 million from January 1, 2016 through October 1, 2016. The settlement resolves all past claims as to Pandora’s use of pre-1972 recordings owned or controlled by the plaintiffs and enabled Pandora, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2016. The allocation of the settlement proceeds among the plaintiffs was determined in November 2016 and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $18 million, which was recognized in revenue during the first quarter of fiscal year 2017.  We intend to share our allocation of the settlement proceeds with our artists on the same basis as statutory revenue from Pandora is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

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

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during the six months ended March 31, 2017. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Revenue by Type
Digital	$400	$328	$72	22%
Physical	142	151	(9)	-6%
Total Digital and Physical	542	479	63	13%
Artist services and expanded-rights	81	79	2	3%
Licensing	63	63	—	—%
Total Recorded Music	686	621	65	10%
Performance	50	44	6	14%
Digital	43	33	10	30%
Mechanical	17	17	—	—%
Synchronization	32	30	2	7%
Other	3	3	—	—%
Total Music Publishing	145	127	18	14%
Intersegment eliminations	(6)	(3)	(3)	100%
Total Revenue	$825	$745	$80	11%
Revenue by Geographical Location
U.S. Recorded Music	$305	$258	$47	18%
U.S. Music Publishing	76	64	12	19%
Total U.S.	381	322	59	18%
International Recorded Music	381	363	18	5%
International Music Publishing	69	63	6	10%
Total International	450	426	24	6%
Intersegment eliminations	(6)	(3)	(3)	100%
Total Revenue	$825	$745	$80	11%

Total Revenue

Total revenue increased by $80 million, or 11%, to $825 million for the three months ended March 31, 2017 from $745 million for the three months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $93 million, or 13%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for both the three months ended March 31, 2017 and March 31, 2016. Prior to intersegment eliminations, U.S. and international revenues represented 46% and 54% of total revenue for the three months ended March 31, 2017 and 43% and 57% of total revenue for the three months ended March 31, 2016, respectively.

Total digital revenue after intersegment eliminations increased by $79 million, or 22%, to $439 million for the three months ended March 31, 2017 from $360 million for the three months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $83 million, or 23%. Total digital revenue represented 53% and 48% of consolidated revenue for the three months ended March 31, 2017 and March 31, 2016, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2017 was comprised of U.S. revenue of $239 million and international revenue of $204 million, or 54% and 46% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2016 was comprised of U.S. revenue of $194 million and international revenue of $167 million, or 54% and 46% of total digital revenue, respectively.

Recorded Music revenue increased by $65 million, or 10%, to $686 million for the three months ended March 31, 2017 from $621 million for the three months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $76 million, or 13%. U.S. Recorded Music revenues were $305 million and $258 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. International Recorded Music revenues were $381 million and $363 million, or 56% and 58%, of consolidated Recorded Music revenues for the three months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $72 million as a result of the strong new release of Ed Sheeran’s album “÷”, the continued success of Bruno Mars, Twenty One Pilots, the Hamilton soundtrack and Ed Sheeran’s album “x” and the continued growth in streaming services. Revenue from streaming services grew by $93 million to $300 million for the three months ended March 31, 2017 from $207 million for the three months ended March 31, 2016 and was partially offset by digital download and other declines of $21 million to $100 million for the three months ended March 31, 2017 from $121 million for the three months ended March 31, 2016. Artist services and expanded-rights revenue increased by $2 million primarily due to merchandise revenue generated from successful U.S. artists. Physical revenue decreased by $9 million primarily due to the continued shift from physical revenue to digital revenue. Licensing revenue remained flat at $63 million.

Music Publishing revenues increased by $18 million, or 14%, to $145 million for the three months ended March 31, 2017 from $127 million for the three months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $20 million, or 16%. U.S. Music Publishing revenues were $76 million and $64 million, or 52% and 50% of Music Publishing revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. International Music Publishing revenues were $69 million and $63 million, or 48% and 50%, of Music Publishing revenues for the three months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $10 million, performance revenue of $6 million and synchronization revenue of $2 million. The increase in digital revenue was due to an increase in streaming revenue of $8 million and digital download and other of $2 million. Performance revenue increased due to increased public broadcast distributions and timing of local collection society distributions. Synchronization revenue increased due to increased film and commercial income.

Revenue by Geographical Location

U.S. revenue increased by $59 million, or 18%, to $381 million for the three months ended March 31, 2017 from $322 million for the three months ended March 31, 2016. U.S. Recorded Music revenue increased by $47 million, or 18%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $37 million due to the release of Ed Sheeran’s album “÷”, the continued successes of Bruno Mars, Twenty One Pilots and the Hamilton soundtrack and the continued growth in streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased by $13 million primarily due to merchandise revenue generated from successful U.S. artists. These increases were partially offset by a decline in U.S. physical revenue due to the shift from physical revenue to digital revenue. U.S. Music Publishing revenue increased by $12 million, or 19%, to $76 million for the three months ended March 31, 2017 from $64 million for the three months ended March 31, 2016. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $8 million due to increases in streaming services of $6 million and digital download and other of $2 million.

International revenue increased by $24 million, or 6%, to $450 million for the three months ended March 31, 2017 from $426 million for the three months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $37 million or 9%. International Recorded Music revenue increased $18 million primarily due to increases in digital revenue of $35 million, partially offset by decreases in artist services and expanded rights revenue of $11 million, licensing revenue of $4 million and physical revenue of $2 million. International Recorded Music digital revenue increased due to a $37 million increase in streaming revenue, partially offset by a $2 million decline in digital download and other revenue. The increase in International Recorded Music streaming revenue was due to the release of Ed Sheeran’s album “÷”, the continued success from Bruno Mars, Charlie Puth and Ed Sheeran’s album “x” and the continued adoption of streaming models internationally. International artist services and expanded rights revenue decreased due to the success of the Johnny Hallyday tour in France and Superfly tour in Japan in the prior year with no comparative tours in the current year.  International Recorded Music licensing revenue and physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $2 million and $3 million, respectively. International Music Publishing revenue increased by $6 million, or 10%, to $69 million for the three months ended March 31, 2017 from $63 million for the three months ended March 31, 2016. This was primarily driven by the increase in International Music Publishing performance revenue of $5 million due to increased public broadcast distributions and timing of local collection society distributions.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$292	$245	$47	19%
Product costs	123	129	(6)	-5%
Total cost of revenues	$415	$374	$41	11%

Total cost of revenues increased by $41 million to $415 million for the three months ended March 31, 2017 from $374 million for the three months ended March 31, 2016. Expressed as a percentage of revenues, cost of revenues remained flat at 50% for the three months ended March 31, 2017 and March 31, 2016.

Artist and repertoire costs increased by $47 million, to $292 million for the three months ended March 31, 2017 from $245 million for the three months ended March 31, 2016. Artist and repertoire costs as a percentage of revenue increased to 35% for the three months ended March 31, 2017 from 33% for the three months ended March 31, 2016. The increase was due to the mix in revenue, specifically strong performance from lower margin repertoire and higher artist related costs.

Product costs decreased by $6 million, to $123 million for the three months ended March 31, 2017 from $129 million for the three months ended March 31, 2016. Product costs as a percentage of revenue decreased to 15% for the three months ended March 31, 2017 from 17% for the three months ended March 31, 2016. The decrease was primarily driven by the decline in concert promotion revenue, which has higher costs and yields lower margins.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$154	$144	$10	7%
Selling and marketing expense	113	100	13	13%
Distribution expense	15	12	3	25%
Total selling, general and administrative expense	$282	$256	$26	10%

(1)	Includes depreciation expense of $13 million and $12 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Total selling, general and administrative expense increased by $26 million, or 10%, to $282 million for the three months ended March 31, 2017 from $256 million for the three months ended March 31, 2016. Expressed as a percentage of revenue, selling, general and administrative expense remained flat at 34% for the three months ended March 31, 2017 and March 31, 2016.

General and administrative expense increased by $10 million, or 7%, to $154 million for the three months ended March 31, 2017 from $144 million for the three months ended March 31, 2016. The increase in general and administrative expense was due to an increase in variable compensation expense of $15 million associated with improved operating performance, partially offset by a decrease in PLG Acquisition related costs compared to a loss on divestiture in the prior year. Expressed as a percentage of revenue, general and administrative expense remained flat at 19% for the three months ended March 31, 2017 and March 31, 2016.

Selling and marketing expense increased by $13 million, or 13%, to $113 million for the three months ended March 31, 2017 from $100 million for the three months ended March 31, 2016. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the three months ended March 31, 2017 from 13% for the three months ended March 31, 2016.

Distribution expense increased by $3 million, or 25%, to $15 million for the three months ended March 31, 2017 from $12 million for the three months ended March 31, 2016. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended March 31, 2017 and March 31, 2016.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$19	$11	$8	73%
Income attributable to noncontrolling interest	1	1	—	—%
Net income	20	12	8	67%
Income tax expense	3	15	(12)	-80%
Income including income taxes	23	27	(4)	-15%
Other expense (income), net	19	(22)	41	—%
Interest expense, net	36	43	(7)	-16%
Loss on extinguishment of debt	—	4	(4)	-100%
Operating income	78	52	26	50%
Amortization expense	50	63	(13)	-21%
Depreciation expense	13	12	1	8%
OIBDA	$141	$127	$14	11%

OIBDA

OIBDA increased by $14 million, or 11%, to $141 million for the three months ended March 31, 2017 as compared to $127 million for the three months ended March 31, 2016 as a result of higher Recorded Music and Music Publishing revenues. Expressed as a percentage of total revenue, OIBDA remained flat at 17% for the three months ended March 31, 2017 and March 31, 2016.

Depreciation expense

Our depreciation expense increased by $1 million, or 8%, to $13 million for the three months ended March 31, 2017 from $12 million for the three months ended March 31, 2016.

Amortization expense

Our amortization expense decreased by $13 million, or 21%, to $50 million for the three months ended March 31, 2017 from $63 million for the three months ended March 31, 2016, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $26 million to $78 million for the three months ended March 31, 2017 from $52 million for the three months ended March 31, 2016. The increase in operating income was due to the factors that led to the increase in OIBDA and lower amortization expense, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $4 million for the three months ended March 31, 2016. There was no such activity or comparable charges in the three months ended March 31, 2017.

Interest expense, net

Our interest expense, net, decreased by $7 million, or 16%, to $36 million for the three months ended March 31, 2017 from $43 million for the three months ended March 31, 2016 due to the reduction in our debt and lower interest rates as a result of the October 2016 Refinancing Transactions and our debt redemptions and debt prepayments in the fiscal year ended September 30, 2016.

Other expense (income), net

Other expense for the quarter includes foreign currency losses on our Euro denominated debt and derivative assets of $14 million, as well as a $7 million loss on investments, compared to other income in the prior quarter due to a gain on the sale of real estate and foreign currency movements.

Income tax expense

Our income tax expense decreased by $12 million to a tax expense of $3 million for the three months ended March 31, 2017 compared to $15 million of income tax expense for the three months ended March 31, 2016.  The change of $12 million in income tax expense primarily relates to a U.S. tax benefit of $9 million for a realized foreign currency loss on an intra-entity loan.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the three months ended March 31, 2016 was calculated based on a discrete tax rate.

Net Income

Net income increased by $8 million to $20 million for the three months ended March 31, 2017 from $12 million for the three months ended March 31, 2016 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for both the three months ended March 31, 2017 and the three months ended March 31, 2016.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Recorded Music
Revenue	$686	$621	$65	10%
Operating income	69	38	31	82%
OIBDA	112	93	19	20%
Music Publishing
Revenue	145	127	18	14%
Operating income	41	37	4	11%
OIBDA	58	54	4	7%
Corporate expenses and eliminations
Revenue elimination	(6)	(3)	(3)	100%
Operating loss	(32)	(23)	(9)	39%
OIBDA loss	(29)	(20)	(9)	45%
Total
Revenue	825	745	80	11%
Operating income	78	52	26	50%
OIBDA	141	127	14	11%

Recorded Music

Revenues

Recorded Music revenue increased by $65 million, or 10%, to $686 million for the three months ended March 31, 2017 from $621 million for the three months ended March 31, 2016. U.S. Recorded Music revenues were $305 million and $258 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. International Recorded Music revenues were $381 million and $363 million, or 56% and 58% of consolidated Recorded Music revenues for the three months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$227	$193	$34	18%
Product costs	123	129	(6)	-5%
Total cost of revenues	$350	$322	$28	9%

Recorded Music cost of revenues increased by $28 million, or 9%, to $350 million for the three months ended March 31, 2017 from $322 million for the three months ended March 31, 2016.  Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 33% for the three months ended March 31, 2017 from 31% for the three months ended March 31, 2016. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues and the shift in repertoire mix towards lower margin deals and increased artist related costs. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 18% for the three months ended March 31, 2017 from 21% for the three months ended March 31, 2016. The decrease in product costs was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to have higher costs and yield lower margins.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$107	$104	$3	3%
Selling and marketing expense	111	98	13	13%
Distribution expense	15	12	3	25%
Total selling, general and administrative expense	$233	$214	$19	9%

(1)	Includes depreciation expense of $9 million and $8 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Recorded Music selling, general and administrative expense increased by $19 million, or 9%, to $233 million for the three months ended March 31, 2017 from $214 million for the three months ended March 31, 2016. The increase in Recorded Music general and administrative expense was primarily due to an increase in variable compensation expense of $9 million associated with improved operating performance, partially offset by a decrease in PLG Acquisition related costs and a loss on divestiture of $3 million in the prior year. The increase in selling and marketing expense was primarily due to the increase in variable marketing expense and was in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 34% for the three months ended March 31, 2017 from 35% for the three months ended March 31, 2016.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating Income	$69	$38	$31	82%
Depreciation and amortization	43	55	(12)	-22%
OIBDA	$112	$93	$19	20%

Recorded Music OIBDA increased by $19 million, or 20%, to $112 million for the three months ended March 31, 2017 from $93 million for the three months ended March 31, 2016 as a result of higher Recorded Music revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 16% for the three months ended March 31, 2017 from 15% for the three months ended March 31, 2016.

Recorded Music operating income increased by $31 million to $69 million for the three months ended March 31, 2017 from $38 million for the three months ended March 31, 2016 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in depreciation and amortization expense due to intangible assets becoming fully amortized.

Music Publishing

Revenues

Music Publishing revenues increased by $18 million, or 14%, to $145 million for the three months ended March 31, 2017 from $127 million for the three months ended March 31, 2016. U.S. Music Publishing revenues were $76 million and $64 million, or 52% and 50%, of Music Publishing revenues for the three months ended March 31, 2017 and March 31, 2016, respectively. International Music Publishing revenues were $69 million and $63 million, or 48% and 50%, of Music Publishing revenues for the three months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue and performance revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$71	$55	$16	29%
Total cost of revenues	$71	$55	$16	29%

Music Publishing cost of revenues increased by $16 million, or 29%, to $71 million for the three months ended March 31, 2017 from $55 million for the three months ended March 31, 2016. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 49% for the three months ended March 31, 2017 from 43% for the three months ended March 31, 2016, primarily due to a shift in revenue mix to lower margin deals.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$16	$18	$(2)	-11%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$17	$19	$(2)	-11%

(1)	Includes depreciation expense of $1 million for both the three months ended March 31, 2017 and March 31, 2016.

Music Publishing selling, general and administrative expense decreased by $2 million, or 11%, to $17 million for the three months ended March 31, 2017 from $19 million for the three months ended March 31, 2016. General and administrative expense for the three months ended March 31, 2017 decreased due to severance charges and legal costs taken in the prior year. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the three months ended March 31, 2017 from 15% for the three months ended March 31, 2016.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating income	$41	$37	$4	-11%
Depreciation and amortization	17	17	—	—%
OIBDA	$58	$54	$4	-7%

Music Publishing OIBDA increased by $4 million to $58 million for the three months ended March 31, 2017 from $54 million for the three months ended March 31, 2016 as a result of higher Music Publishing revenue and lower general and administrative expense, offset by higher artist and repertoire costs, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 40% for the three months ended March 31, 2017 from 43% for the three months ended March 31, 2016.

Music Publishing operating income increased by $4 million to $41 million for the three months ended March 31, 2017 from $37 million for the three months ended March 31, 2016 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $9 million to $32 million for the three months ended March 31, 2017 from $23 million for the three months ended March 31, 2016 due to an increase in variable compensation expense of $6 million associated with improved operating performance and costs associated with our U.S. shared services relocations and other transformation initiatives totaling $3 million.

Our OIBDA loss from corporate expenses and eliminations increased by $9 million to $29 million for the three months ended March 31, 2017 from $20 million for the three months ended March 31, 2016 due to the factors that led to the increase in operating loss noted above.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2017 Compared with Six Months Ended March 31, 2016

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Revenue by Type
Digital	$802	$650	$152	23%
Physical	369	399	(30)	-8%
Total Digital and Physical	1,171	1,049	122	12%
Artist services and expanded-rights	171	162	9	6%
Licensing	141	147	(6)	-4%
Total Recorded Music	1,483	1,358	125	9%
Performance	87	87	—	—%
Digital	86	60	26	43%
Mechanical	33	37	(4)	-11%
Synchronization	58	55	3	6%
Other	5	4	1	25%
Total Music Publishing	269	243	26	11%
Intersegment eliminations	(10)	(7)	(3)	43%
Total Revenue	$1,742	$1,594	$148	9%
Revenue by Geographical Location
U.S. Recorded Music	$650	$551	$99	18%
U.S. Music Publishing	127	107	20	19%
Total U.S.	777	658	119	18%
International Recorded Music	833	807	26	3%
International Music Publishing	142	136	6	4%
Total International	975	943	32	3%
Intersegment eliminations	(10)	(7)	(3)	43%
Total Revenue	$1,742	$1,594	$148	9%

Total Revenue

Total revenue increased by $148 million, or 9%, to $1,742 million for the six months ended March 31, 2017 from $1,594 million for the six months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $181 million, or 12%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 85% and 15% of total revenue for both the six months ended March 31, 2017 and March 31, 2016. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for the six months ended March 31, 2017 and 41% and 59% of total revenue for the six months ended March 31, 2016, respectively.

Total digital revenue after intersegment eliminations increased by $175 million, or 25%, to $883 million for the six months ended March 31, 2017 from $708 million for the six months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $186 million, or 27%. Total digital revenue represented 51% and 44% of consolidated revenue for the six months ended March 31, 2017 and March 31, 2016, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2017 was comprised of U.S. revenue of $490 million and international revenue of $398 million, or 55% and 45% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2016 was comprised of U.S. revenue of $376 million and international revenue of $334 million, or 53% and 47% of total digital revenue, respectively.

Recorded Music revenue increased by $125 million, or 9%, to $1,483 million for the six months ended March 31, 2017 from $1,358 million for the six months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $152 million, or 11%. U.S. Recorded Music revenues were $650 million and $551 million, or 44% and 41%, of consolidated Recorded Music revenues for the six months ended March 31, 2017 and March 31, 2016, respectively. International Recorded Music revenues were $833 million and $807 million, or 56% and 59%, of consolidated Recorded Music revenues for the six months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and artist services and expanded rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $152 million as a result of strong new releases from Ed Sheeran and Bruno Mars, the continued success from Twenty One Pilots, the Hamilton soundtrack and Ed Sheeran’s album “x” and the continued growth in streaming services. Revenue from streaming services grew by $192 million to $611 million for the six months ended March 31, 2017 from $419 million for the six months ended March 31, 2016 and was partially offset by digital download and other declines of $40 million to $191 million for the six months ended March 31, 2017 from $231 million for the six months ended March 31, 2016. Artist services and expanded-rights revenue increased by $9 million primarily due to merchandise revenue generated from successful U.S. artists. Physical revenue decreased by $30 million primarily due to the shift from physical revenue to digital revenue. Licensing revenue decreased by $6 million due to the unfavorable impact of foreign currency exchange rates of $6 million.

Music Publishing revenues increased by $26 million, or 11%, to $269 million for the six months ended March 31, 2017 from $243 million for the six months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $32 million, or 14%. U.S. Music Publishing revenues were $127 million and $107 million, or 47% and 44% of Music Publishing revenues for the six months ended March 31, 2017 and March 31, 2016, respectively. International Music Publishing revenues were $142 million and $136 million, or 53% and 56%, of Music Publishing revenues for the six months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $26 million and synchronization revenue of $3 million, partially offset by a decrease in mechanical revenue of $4 million. The increase in digital revenue was due to an increase in streaming revenue of $26 million. The increase in synchronization revenue was due to increased activity. The decrease in mechanical revenue was attributable to an ongoing industry shift towards digital product.

Revenue by Geographical Location

U.S. revenue increased by $119 million, or 18%, to $777 million for the six months ended March 31, 2017 from $658 million for the six months ended March 31, 2016. U.S. Recorded Music revenue increased by $99 million, or 18%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $96 million due to strong new releases from Bruno Mars and Ed Sheeran, the continued successes of Twenty One Pilots and the Hamilton soundtrack and the continued growth in streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased by $20 million primarily due to merchandise revenue generated from successful U.S. artists. These increases were partially offset by a decline in U.S. physical revenue of $14 million due to the shift from physical revenue to digital revenue and strong physically-centric releases in the six months ended March 31, 2016. U.S. Music Publishing revenue increased by $20 million, or 19%, to $127 million for the six months ended March 31, 2017 from $107 million for the six months ended March 31, 2016. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $18 million due to increases in streaming services of $17 million.

International revenue increased by $32 million, or 3%, to $975 million for the six months ended March 31, 2017 from $943 million for the six months ended March 31, 2016. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $65 million or 7%. International Recorded Music revenue increased $26 million primarily due an increase in digital revenue of $56 million, partially offset by decreases in physical revenue of $16 million and artist services and expanded-rights revenue of $11 million. International Recorded Music digital revenue increased due to a $67 million increase in streaming revenue, partially offset by an $11 million decline in digital download and other revenue. The increase in International Recorded Music streaming revenue was due to the continued adoption of streaming models internationally, new releases from Ed Sheeran and Bruno Mars and the continued success from Twenty One Pilots and Charlie Puth.  International physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $9 million, the continued shift from physical revenue to digital revenue and fewer domestic releases in certain territories. International artist services and expanded-rights revenue decreased due to strong concert promotion revenue in France and Japan as result of the Johnny Hallyday and Superfly tour in the prior year period with no comparative tours in the current year period, partially offset by successful tours in Italy. International Music Publishing revenue increased $6 million primarily due to increase in digital revenue of $8 million, partially offset by a decrease in mechanical revenue of $3 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$615	$545	$70	13%
Product costs	296	278	18	7%
Total cost of revenues	$911	$823	$88	11%

Total cost of revenues increased by $88 million to $911 million for the six months ended March 31, 2017 from $823 million for the six months ended March 31, 2016. Expressed as a percentage of revenues, cost of revenues remained flat at 52% for both the six months ended March 31, 2017 and the six months ended March 31, 2016.

Artist and repertoire costs increased by $70 million, to $615 million for the six months ended March 31, 2017 from $545 million for the six months ended March 31, 2016. Artist and repertoire costs as a percentage of revenue increased to 35% for the six months ended March 31, 2017 from 34% for the six months ended March 31, 2016 due to the mix of revenue, specifically strong performance from lower margin repertoire and higher artist related costs.

Product costs increased by $18 million, to $296 million for the six months ended March 31, 2017 from $278 million for the six months ended March 31, 2016. Product costs as a percentage of revenue remained flat at 17% for both the six months ended March 31, 2017 and the six months ended March 31, 2016.

Selling, general and administrative expenses

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$302	$289	$13	5%
Selling and marketing expense	224	213	11	5%
Distribution expense	32	30	2	7%
Total selling, general and administrative expense	$558	$532	$26	5%
(1)	Includes depreciation expense of $25 million for both the six months ended March 31, 2017 and March 31, 2016.

Total selling, general and administrative expense increased by $26 million to $558 million for the six months ended March 31, 2017 from $532 million for the six months ended March 31, 2016. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 32% for the six months ended March 31, 2017 from 33% for the six months ended March 31, 2016.

General and administrative expense increased by $13 million, or 5%, to $302 million for the six months ended March 31, 2017 from $289 million for the six months ended March 31, 2016. The increase in general and administrative expense was due to an increase in variable compensation expense of $28 million associated with improved operating performance, partially offset by a decline in PLG related costs compared to a loss on divestiture and costs related to the Happy Birthday settlement in the prior year. Expressed as a percentage of revenue, general and administrative expense decreased to 17% for the six months ended March 31, 2017 from 18% for the six months ended March 31, 2016.

Selling and marketing expense increased by $11 million, or 5%, to $224 million for the six months ended March 31, 2017 from $213 million for the six months ended March 31, 2016. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue. Expressed as a percentage of revenue, selling and marketing expense remained flat at 13% for both the six months ended March 31, 2017 and the six months ended March 31, 2016.

Distribution expense increased by $2 million, or 7%, to $32 million for the six months ended March 31, 2017 from $30 million for the six months ended March 31, 2017. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the six months ended March 31, 2017 and March 31, 2016.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$41	$38	$3	8%
Income attributable to noncontrolling interest	3	2	1	50%
Net income	44	40	4	10%
Income tax expense	20	12	8	67%
Income including income taxes	64	52	12	23%
Other income, net	—	(30)	30	-100%
Interest expense, net	76	88	(12)	-14%
Loss on extinguishment of debt	32	4	28	—%
Operating income	172	114	58	51%
Amortization expense	101	125	(24)	-19%
Depreciation expense	25	25	—	—%
OIBDA	$298	$264	$34	13%

OIBDA

OIBDA increased by $34 million, or 13%, to $298 million for the six months ended March 31, 2017 as compared to $264 million for the six months ended March 31, 2016 as a result of higher Recorded Music and Music Publishing revenues. Expressed as a percentage of total revenue, OIBDA remained flat at 17% for the six months ended March 31, 2017 and March 31, 2016.

Depreciation expense

Our depreciation expense remained flat at $25 million for both the six months ended March 31, 2017 and the six months ended March 31, 2016.

Amortization expense

Our amortization expense decreased by $24 million, or 19%, to $101 million for the six months ended March 31, 2017 from $125 million for the six months ended March 31, 2016, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $58 million to $172 million for the six months ended March 31, 2017 from $114 million for the six months ended March 31, 2016. The increase in operating income was due to the factors that led to the increase in OIBDA and lower amortization expense, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $32 million for the six months ended March 31, 2017 as compared to a loss on extinguishment of debt of $4 million for the six months ended March 31, 2016. The loss for the six months ended March 31, 2017 represents the premium paid on early redemption and unamortized deferred financing costs. See Note 5 of our Consolidated Financial Statements for further discussion.

Interest expense, net

Our interest expense, net, decreased by $12 million, or 14%, to $76 million for the six months ended March 31, 2017 from $88 million for the six months ended March 31, 2016 due to the reduction in our debt and lower interest rates as a result of the October 2016 Refinancing Transactions and refinancing transactions that occurred in the fiscal year ended September 30, 2016.

Other income, net

Other income for the year includes a gain on our Euro denominated debt and derivative assets of $18 million, offset by currency exchange losses of $13 million on our intercompany loans and a $7 million loss on investments, compared to other income in the prior year due to a gain on the sale of real estate and foreign currency movements.

Income tax expense

Our income tax expense increased by $8 million to $20 million for the six months ended March 31, 2017 from $12 million for the six months ended March 31, 2016.  The change of $8 million in the income tax expense primarily relates to an increase to current year pretax income, a prior year deferred tax benefit of $10 million related to statutory rate changes in foreign jurisdictions, offset by a current year U.S. tax benefit of $9 million for a realized foreign currency loss on an intra-entity loan.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the six months ended March 31, 2016 was calculated based on a discrete tax rate.

In addition, we continue to maintain a valuation allowance on U.S. tax attributes due to significant negative evidence, including cumulative U.S. losses in the most recent three-year period.

In recent years, there have been several favorable developments, including positive earnings related to recent growth in music market and completion of the debt refinance transactions that have reduced interest expense. As a result of these favorable developments, our projections indicate that the continuance of recent positive earnings may result in the emergence from cumulative U.S. losses during the second half of the fiscal year ending September 30, 2017.  The expectation of emergence from the cumulative three-year loss as well as projections of sufficient future taxable income in the U.S. would represent significant positive evidence.  Accordingly, after considering all relevant factors, it is possible that a significant portion of the U.S. valuation allowance could be released during the fiscal year ending September 30, 2017, which would materially and favorably affect net income and shareholders’ equity in that period. At September 30, 2016, the valuation allowance for U.S. consolidated income tax group was approximately $241 million related to U.S. net operating losses of $94 million and foreign tax credits of $147 million.

Net Income

Net income increased by $4 million to $44 million for the six months ended March 31, 2017 from $40 million for the six months ended March 31, 2016 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $3 million for the six months ended March 31, 2017 and $2 million for the six months ended March 31, 2016.

Business Segment Results

Revenue, operating income and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Recorded Music
Revenue	$1,483	$1,358	$125	9%
Operating income	192	136	56	41%
OIBDA	277	245	32	13%
Music Publishing
Revenue	269	243	26	11%
Operating income	39	24	15	63%
OIBDA	74	59	15	25%
Corporate expenses and eliminations
Revenue elimination	(10)	(7)	(3)	43%
Operating loss	(59)	(46)	(13)	28%
OIBDA loss	(53)	(40)	(13)	33%
Total
Revenue	1,742	1,594	148	9%
Operating income	172	114	58	51%
OIBDA	298	264	34	13%

Recorded Music

Revenues

Recorded Music revenue increased by $125 million, or 9%, to $1,483 million for the six months ended March 31, 2017 from $1,358 million for the six months ended March 31, 2016. U.S. Recorded Music revenues were $650 million and $551 million, or 44% and 41%, of consolidated Recorded Music revenues for the six months ended March 31, 2017 and March 31, 2016, respectively. International Recorded Music revenues were $833 million and $807 million, or 56% and 59% of consolidated Recorded Music revenues for the six months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$461	$408	$53	13%
Product costs	296	278	18	7%
Total cost of revenues	$757	$686	$71	10%

Recorded Music cost of revenues increased by $71 million, or 10%, to $757 million for the six months ended March 31, 2017 from $686 million for the six months ended March 31, 2016.  Artist and repertoire costs as a percentage of revenue increased to 31% for the six months ended March 31, 2017 from 30% for the six months ended March 31, 2016 due to revenue mix, specifically strong performance from lower margin repertoire and higher artist related costs. Product costs as a percentage of revenue decreased to 20% for the six months ended March 31, 2017 from 21% for the six months ended March 31, 2016 due to the decline in concert promotion revenue, which tends to have higher costs and yield lower margins. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues remained flat at 51% for both the six months ended March 31, 2017 and the six months ended March 31, 2016.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$213	$203	$10	5%
Selling and marketing expense	220	210	10	5%
Distribution expense	32	30	2	7%
Total selling, general and administrative expense	$465	$443	$22	5%
(1)	Includes depreciation expense of $16 million for both the six months ended March 31, 2017 and March 31, 2016.

Recorded Music selling, general and administrative expense increased by $22 million, or 5%, to $465 million for the six months ended March 31, 2017 from $443 million for the six months ended March 31, 2016. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in variable compensation expense of $17 million associated with improved operating performance and an increase in variable marketing expense, partially offset by a decrease in PLG related costs and $3 million loss on divestiture of business in the prior year period. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 31% for the six months ended March 31, 2017 from 33% for the six months ended March 31, 2016.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating Income	$192	$136	$56	41%
Depreciation and amortization	85	109	(24)	-22%
OIBDA	$277	$245	$32	13%

Recorded Music OIBDA increased by $32 million, or 13%, to $277 million for the six months ended March 31, 2017 from $245 million for the six months ended March 31, 2016 as a result of higher Recorded Music revenues, partially offset by increased selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 19% for the six months ended March 31, 2017 from 18% for the six months ended March 31, 2016.

Recorded Music operating income increased by $56 million to $192 million for the six months ended March 31, 2017 from $136 million for the six months ended March 31, 2016 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in amortization expense due to intangible assets becoming fully amortized.

Music Publishing

Revenues

Music Publishing revenues increased by $26 million, or 11%, to $269 million for the six months ended March 31, 2017 from $243 million for the six months ended March 31, 2016. U.S. Music Publishing revenues were $127 million and $107 million, or 47% and 44%, of Music Publishing revenues for the six months ended March 31, 2017 and March 31, 2016, respectively. International Music Publishing revenues were $142 million and $136 million, or 53% and 56%, of Music Publishing revenues for the six months ended March 31, 2017 and March 31, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$164	$144	$20	14%
Total cost of revenues	$164	$144	$20	14%

Music Publishing cost of revenues increased by $20 million, or 14%, to $164 million for the six months ended March 31, 2017 from $144 million for the six months ended March 31, 2016. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 61% for the three months ended March 31, 2017 from 59% for the three months ended March 31, 2016, primarily due to a shift in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$33	$42	$(9)	-21%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$34	$43	$(9)	-21%
(1)	Includes depreciation expense of $3 million for both the six months ended March 31, 2017 and March 31, 2016.

Music Publishing selling, general and administrative expense decreased by $9 million, or 21%, to $34 million for the six months ended March 31, 2017 from $43 million for the six months ended March 31, 2016. General and administrative expense for the six months ended March 31, 2017 decreased due to costs related to the Happy Birthday settlement and severance charges taken in the prior year. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 13% for the six months ended March 31, 2017 from 18% for the six months ended March 31, 2016.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating income	$39	$24	$15	63%
Depreciation and amortization	35	35	—	—%
OIBDA	$74	$59	$15	25%

Music Publishing OIBDA increased by $15 million to $74 million for the six months ended March 31, 2017 from $59 million for the six months ended March 31, 2016 as a result of higher Music Publishing revenue and lower general and administrative expense offset by higher artist and repertoire costs, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 28% for the six months ended March 31, 2017 from 24% for the six months ended March 31, 2016.

Music Publishing operating income increased by $15 million to $39 million for the six months ended March 31, 2017 from $24 million for the six months ended March 31, 2016 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $13 million to $59 million for the six months ended March 31, 2017 from $46 million for the six months ended March 31, 2016 due mainly to an increase in variable compensation expense of $10 million associated with improved operating performance and costs associated with our U.S. shared services relocation and other transformation initiatives totaling $3 million.

Our OIBDA loss from corporate expenses and eliminations increased by $13 million to $53 million for the six months ended March 31, 2017 from $40 million for the six months ended March 31, 2016 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at March 31, 2017

At March 31, 2017, we had $2.767 billion of debt (which is net of $34 million of deferred financing costs), $476 million of cash and equivalents (net debt of $2.291 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $170 million of Warner Music Group Corp. equity. This compares to $2.778 billion of debt (which is net of $34 million of deferred financing costs), $359 million of cash and equivalents (net debt of $2.419 billion) and $195 million of Warner Music Group Corp. equity at September 30, 2016.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2017 and March 31, 2016 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Six Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating Activities	$226	$172
Investing Activities	(12)	5
Financing Activities	(93)	(100)

Operating Activities

Cash provided by operating activities was $226 million for the six months ended March 31, 2017 as compared with cash provided by operating activities of $172 million for the six months ended March 31, 2016. The primary drivers of the $54 million increase in cash provided by operating activities was an increase in comparative OIBDA of $34 million and the benefit of changes in working capital from operations including the timing of royalty advances and royalty payables and increased non-cash share-based compensation expense of $13 million, offset by the timing of collections.

Investing Activities

Cash used in investing activities was $12 million for the six months ended March 31, 2017 as compared with cash provided by investing activities of $5 million for the six months ended March 31, 2016. The $12 million of cash used in investing activities in the six months ended March 31, 2017 consisted of $6 million of business investments and acquisitions, $6 million to acquire music publishing rights and $18 million of capital expenditures, partially offset by $18 million proceeds from divestitures. The $5 million of cash provided by investing activities for the six months ended March 31, 2016 consisted of $42 million of proceeds from the sale of real estate and $6 million proceeds from divestitures, partially offset by $8 million of business investments and acquisitions, $12 million to acquire music publishing rights, and $23 million of capital expenditures.

Financing Activities

Cash used in financing activities was $93 million for the six months ended March 31, 2017 compared to $100 million for the six months ended March 31, 2016. The $93 million of cash used in financing activities for the six months ended March 31, 2017 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $12 million, special cash dividends paid of $54 million, and a distribution to our non-controlling interest holders of $1 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million. The $100 million of cash used in financing activities for the six months ended March 31, 2016 consisted of the repayment of $50 million of Holdings 13.75% Senior Notes, $3 million of call premiums on early redemptions of debt, open market repurchase of $24 million of Acquisition Corp. 6.75% Senior Notes, $6 million in amortization payments on the Senior Term Loan Facility, $14 million repayment of capital lease obligations and a $3 million distribution to our non-controlling interest holders.

There were no drawdowns on the Revolving Credit Facility during the six months ended March 31, 2017 or the six months ended March 31, 2016.

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

Existing Debt as of March 31, 2017

As of March 31, 2017, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	987
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	296
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	363
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	629
Total debt (h)	$2,767

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at March 31, 2017. There were no loans outstanding under the Revolving Credit Facility at March 31, 2017.

(b)	Principal amount of $1.006 billion less unamortized discount of $7 million and unamortized deferred financing costs of $12 million at March 31, 2017.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at March 31, 2017.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $4 million at March 31, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at March 31, 2017. Principal amount of $369 million less unamortized deferred financing costs of $6 million at March 31, 2017

(f)	Principal amount of $250 million less unamortized deferred financing costs of $4 million at March 31, 2017.
(g)	Principal amount of $635 million less unamortized deferred financing costs of $6 million at March 31, 2017.
(h)	Principal amount of debt of $2.808 billion less unamortized discount of $7 million and unamortized deferred financing costs of $34 million at March 31, 2017.

For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of March 31, 2017.

Our Revolving Credit Facility contains a springing leverage ratio that is tied to a ratio based on Consolidated EBITDA, which is defined under the Credit Agreement governing the Revolving Credit Facility. Our ability to borrow funds under our Revolving Credit Facility may depend upon our ability to meet the leverage ratio test at the end of a fiscal quarter to the extent we have drawn a certain amount of revolving loans. Consolidated EBITDA differs from the term “EBITDA” as it is commonly used. For example, the definition of Consolidated EBITDA, in addition to adjusting net income to exclude interest expense, income taxes, and depreciation and amortization, also adjusts net income by excluding items or expenses not typically excluded in the calculation of “EBITDA” such as, among other items, (1) the amount of any restructuring charges or reserves; (2) any non-cash charges (including any impairment charges); (3) any net loss resulting from hedging currency exchange risks; (4) the amount of management, monitoring, consulting and advisory fees paid to Access under the Management Agreement (as defined in the Credit Agreement); (5) business optimization expenses (including consolidation initiatives, severance costs and other costs relating to initiatives aimed at profitability improvement); (6) transaction expenses and (7) equity-based compensation expense. It also includes an adjustment for the pro forma impact of certain projected cost-savings and synergies. The indentures governing our notes and our Senior Term Loan Facility use financial measures called “Consolidated EBITDA” or “EBITDA” that have the same definition as Consolidated EBITDA as defined under the Credit Agreement governing the Revolving Credit Facility.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended March 31, 2017. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended March 31, 2017
Net Income	$47
Income tax expense	19
Interest expense, net	156
Depreciation and amortization	270
Loss on extinguishment of debt (a)	36
Net gain on divestitures (b)	(14)
Restructuring costs (c)	12
Net hedging gains and foreign exchange losses (d)	10
Management fees (e)	9
Transaction costs (f)	1
Business optimization expenses (g)	10
Equity based compensation expense (h)	34
Other non-cash charges (i)	—
Pro forma impact of certain transactions (j)	9
Pro Forma Consolidated EBITDA	$599
Senior Secured Indebtedness (k)	$2,022
Leverage Ratio (l)	3.38x

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the July 2016 debt redemption and the October 2016 refinancing transaction and November Amendment and redemption.
(b)	Reflects net gain on divestitures.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net gains from hedging activities and unrealized losses due to foreign exchange.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects mainly integration and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates.
(h)	Reflects compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, offset by a loss on investment.
(j)	Reflects expected savings resulting from our cost containment initiatives.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.172 billion less cash of $150 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended March 31, 2017. This is calculated net of cash and equivalents of the Company as of March 31, 2017 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.625:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy, the continued transition from physical to digital sales and continued growth in digital sales in the recorded music business. We or any of our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our outstanding debt or debt securities with available cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2016, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2017, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2016.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2017, the Company had outstanding hedge contracts for the sale of $214 million and the purchase of $125 million of foreign currencies at fixed rates. Subsequent to March 31, 2017, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2017, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $9 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.808 billion of principal debt outstanding at March 31, 2017, of which $1.006 billion was variable rate debt and $1.802 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At March 31, 2017, 64% of the Company’s debt was at a fixed rate. In addition, at March 31, 2017, all of our floating rate debt under our Senior Term Loan Facility was subject to a LIBOR floor of 1.0%, which is in excess of the current one month LIBOR rate.  Under our Senior Term Loan Facility, we have the option to select a one, two, three or six month LIBOR rate. The LIBOR floor has effectively turned these LIBOR loans into fixed rate debt until such time as the LIBOR rates move higher than the floor.

Based on the level of interest rates prevailing at March 31, 2017, the fair value of the fixed rate and variable rate debt was approximately $2.865 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $14 million or increase the fair value of the fixed rate debt by approximately $10 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

Our variable-rate debt is subject to variable interest rates but includes a LIBOR floor of 1%, which is in excess of the current one month LIBOR rate. A 25 basis point increase in current interest rates will not have a material impact on our annual interest expense. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Exhibit Number	Description

10.1*	Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.2*	Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2017, filed on May 8, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

May 8, 2017

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)