Form 10-Q
period 2017-06-30
Warner Music Group Corp.
filed 2017-08-08
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There is no public market for the Registrant’s common stock. As of August 8, 2017 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2017	2016
	(in millions)
Assets
Current assets:
Cash and equivalents	$567	$359
Accounts receivable, net of allowances of $53 million and $52 million	380	329
Inventories	38	41
Royalty advances expected to be recouped within one year	136	128
Prepaid and other current assets	57	51
Total current assets	1,178	908
Royalty advances expected to be recouped after one year	204	196
Property, plant and equipment, net	203	203
Goodwill	1,630	1,627
Intangible assets subject to amortization, net	2,020	2,201
Intangible assets not subject to amortization	117	116
Deferred tax assets, net	59	2
Other assets	68	82
Total assets	$5,479	$5,335
Liabilities and Equity
Current liabilities:
Accounts payable	$166	$204
Accrued royalties	1,248	1,104
Accrued liabilities	286	297
Accrued interest	24	38
Deferred revenue	161	178
Other current liabilities	53	21
Total current liabilities	1,938	1,842
Long-term debt	2,797	2,778
Deferred tax liabilities, net	159	269
Other noncurrent liabilities	260	236
Total liabilities	$5,154	$5,125
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(615)	(715)
Accumulated other comprehensive loss, net	(205)	(218)
Total Warner Music Group Corp. equity	308	195
Noncontrolling interest	17	15
Total equity	325	210
Total liabilities and equity	$5,479	$5,335

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Revenue	$917	$811	$2,659	$2,405
Costs and expenses:
Cost of revenue	(519)	(448)	(1,430)	(1,271)
Selling, general and administrative expenses (a)	(296)	(255)	(854)	(787)
Amortization expense	(51)	(63)	(152)	(188)
Total costs and expenses	(866)	(766)	(2,436)	(2,246)
Operating income	51	45	223	159
Loss on extinguishment of debt	(3)	—	(35)	(4)
Interest expense, net	(36)	(43)	(112)	(131)
Other (expense) income	(21)	(5)	(21)	25
(Loss) income before income taxes	(9)	(3)	55	49
Income tax benefit (expense)	152	(4)	132	(16)
Net income (loss)	143	(7)	187	33
Less: Income attributable to noncontrolling interest	(2)	(2)	(5)	(4)
Net income (loss) attributable to Warner Music Group Corp.	$141	$(9)	$182	$29

(a) Includes depreciation expense of:	$(13)	$(12)	$(38)	$(37)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in millions)		(in millions)
Net income (loss)	$143	$(7)	$187	$33
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	26	5	13	(31)
Deferred gains (losses) on derivative financial instruments	1	1	—	(1)
Other comprehensive income (loss), net of tax	27	6	13	(32)
Total comprehensive income (loss)	170	(1)	200	1
Less: Income attributable to noncontrolling interest	(2)	(2)	(5)	(4)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$168	$(3)	$195	$(3)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$187	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	225
Unrealized losses and remeasurement of foreign denominated loans	19	12
Deferred income taxes	(165)	(15)
Loss on extinguishment of debt	35	4
Net loss (gain) on divestitures and investments	17	(8)
Gain on sale of real estate	—	(24)
Non-cash interest expense	6	8
Equity-based compensation expense	26	9
Changes in operating assets and liabilities:
Accounts receivable	(55)	(7)
Inventories	2	3
Royalty advances	(15)	(51)
Accounts payable and accrued liabilities	(55)	(47)
Royalty payables	152	103
Accrued interest	(14)	(13)
Deferred revenue	(25)	(35)
Other balance sheet changes	4	10
Net cash provided by operating activities	309	207
Cash flows from investing activities
Acquisition of music publishing rights, net	(11)	(14)
Capital expenditures	(29)	(31)
Investments and acquisitions of businesses, net	(9)	(23)
Divestitures, net	43	27
Proceeds from the sale of real estate	—	42
Net cash (used in) provided by investing activities	(6)	1
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—
Repayment of Acquisition Corp. Senior Term Loan Facility	—	(10)
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—
Repayment of Holdings 13.75% Senior Notes	—	(50)
Repayment of Acquisition Corp. 6.75% Senior Notes	—	(24)
Call premiums paid on early redemption of debt	(27)	(3)
Deferred financing costs paid	(13)	—
Distribution to noncontrolling interest holder	(4)	(4)
Dividends paid	(54)	—
Repayment of capital lease obligations	—	(14)
Net cash used in financing activities	(97)	(105)
Effect of exchange rate changes on cash and equivalents	2	(4)
Net increase in cash and equivalents	208	99
Cash and equivalents at beginning of period	359	246
Cash and equivalents at end of period	$567	$345

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210
Net income	—	—	—	182	—	182	5	187
Dividends	—	—	—	(84)	—	(84)	—	(84)
Other comprehensive income, net of tax	—	—	—	—	13	13	—	13
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	2	—	2	2	4
Balance at June 30, 2017	1,055	$—	$1,128	$(615)	$(205)	$308	$17	$325

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels— Atlantic Records and Warner Bros. Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2017.

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

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), requires the Company first evaluate its investments to determine if any investments qualify as a variable interest entity (“VIE”). A VIE is consolidated if the Company is deemed to be the primary beneficiary of the VIE, which is the party involved with the VIE that has both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If an entity is not deemed to be a VIE, the Company consolidates the entity if the Company has a controlling voting interest.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2017 and June 30, 2016 relate to the periods ended June 30, 2017 and June 24, 2016, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The fiscal year ended September 30, 2016 ended on September 30, 2016.

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

In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company is currently evaluating the transition method that will be elected and the impact of the update on its financial statements and disclosures.

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

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of $7 million:

	Foreign	Minimum	Deferred Losses	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Gain (Loss) (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2016	$(201)	$(17)	$—	$(218)
Other comprehensive income	13	—	—	13
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at June 30, 2017	$(188)	$(17)	$—	$(205)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions that are no longer considered of a long-term investment nature.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2016	$1,163	$464	$1,627
Acquisitions	6	—	6
Divestitures	(5)	—	(5)
Other adjustments (a)	2	—	2
Balance at June 30, 2017	$1,166	$464	$1,630

(a)	Other adjustments during the nine months ended June 30, 2017 primarily include foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350, Intangibles—Goodwill and other (“ASC 350”) during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. No indicators of impairment were identified during the current period that required the Company to perform an interim assessment or recoverability test.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	June 30,	September 30,
	Useful Life	2017	2016
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$869	$923
Music publishing copyrights	27 years	1,516	1,504
Artist and songwriter contracts	13 years	856	883
Trademarks	7 years	7	7
Other intangible assets	8 years	5	5
Total gross intangible asset subject to amortization		3,253	3,322
Accumulated amortization		(1,233)	(1,121)
Total net intangible assets subject to amortization		2,020	2,201
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	117	116
Total net intangible assets		$2,137	$2,317

5. Debt

Debt Capitalization

Long-term debt consists of the following:

	June 30,	September 30,
	2017	2016
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	989	963
6.00% Senior Secured Notes due 2021—Acquisition Corp. (c)	—	444
6.25% Senior Secured Notes due 2021—Acquisition Corp. (d)	—	174
5.625% Senior Secured Notes due 2022—Acquisition Corp. (e)	246	272
5.00% Senior Secured Notes due 2023—Acquisition Corp. (f)	297	296
4.125% Senior Secured Notes due 2024— Acquisition Corp. (g)	389	—
4.875% Senior Secured Notes due 2024— Acquisition Corp. (h)	246	—
6.75% Senior Notes due 2022—Acquisition Corp. (i)	630	629
Total debt (j)	$2,797	$2,778

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million and $5 million at June 30, 2017 and September 30, 2016, respectively. There were no loans outstanding under the Revolving Credit Facility at June 30, 2017 or September 30, 2016.

(b)

Principal amount of $1.006 billion and $978 million less unamortized discount of $6 million and $3 million and unamortized deferred financing costs of $11 million and $12 million at June 30, 2017 and September 30, 2016, respectively.

(c)	Principal amount of $450 million less unamortized deferred financing costs of $6 million at September 30, 2016.
(d)

Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2016. Principal amount of $177 million less unamortized deferred financing costs of $3 million at September 30, 2016.

(e)	Principal amount of $248 million and $275 million less unamortized deferred financing costs of $2 million and $3 million at June 30, 2017 and September 30, 2016, respectively.
(f)

Principal amount of $300 million at both June 30, 2017 and September 30, 2016 less unamortized deferred financing costs of $3 million and $4 million at June 30, 2017 and September 30, 2016, respectively.

(g)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at June 30, 2017. Principal amount of $395 million less unamortized deferred financing costs of $6 million at June 30, 2017.

(h)	Principal amount of $250 million less unamortized deferred financing costs of $4 million at June 30, 2017.
(i)

Principal amount of $635 million at both June 30, 2017 and September 30, 2016 less unamortized deferred financing costs of $5 million and $6 million at June 30, 2017 and September 30, 2016, respectively.

(j)

Principal amount of debt of $2.834 billion and $2.815 billion less unamortized discount of $6 million and $3 million and unamortized deferred financing costs of $31 million and $34 million at June 30, 2017 and September 30, 2016, respectively.

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

May 2017 Senior Term Loan Credit Agreement Amendment

On May 22, 2017, Acquisition Corp. entered into an amendment (the “May 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans. The Company recorded a loss on extinguishment of debt of approximately $3 million, which represented the discount and unamortized deferred financing costs related to the debt of the lenders that was fully repaid.

Prior to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement bore interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, or “LIBOR,” not less than 1.00% per annum plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. Pursuant to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement will bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted LIBOR, not less than 0.00% per annum plus a borrowing margin of 2.50% per annum or (ii) an alternative base rate plus a borrowing margin of 1.50% per annum.

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

The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”), plus 2.50% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) three-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.50% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2021.

Maturities of Senior Notes and Senior Secured Notes

As of June 30, 2017, there are no scheduled maturities of notes until 2022, when $883 million is scheduled to mature. Thereafter, $945 million is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $36 million and $43 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Total interest expense, net, was $112 million and $131 million for the nine months ended June 30, 2017 and June 30, 2016, respectively. The weighted-average interest rate of the Company’s total debt was 4.9% at June 30, 2017, 5.3% at September 30, 2016, and 5.4% at June 30, 2016.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 12, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $3 million was recognized in revenue during the 2017 fiscal year. The balance will be recognized in revenue ratably over the next two quarters. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation is being paid to artists by SoundExchange.

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

7. Income Taxes

For the three and nine months ended June 30, 2017, the Company recorded an income tax benefit of $152 million and $132 million, respectively.  The tax benefit for the three months ended June 30, 2017 is lower than the expected tax at the statutory tax rate of 35% primarily due to a U.S. tax benefit of $128 million for the reversal of a significant portion of our U.S. deferred tax valuation allowance and a U.S. tax benefit of $51 million related to foreign currency losses on intra-entity loans, partially offset by income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.  The tax benefit for the nine months ended June 30, 2017 is lower than the expected tax at the statutory tax rate of 35% primarily due to a U.S. tax benefit of $128 million for the reversal of a significant portion of our U.S. deferred tax valuation allowance and a U.S. tax benefit of $60 million related to foreign currency losses on intra-entity loans, partially offset by income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

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

Prior to the three months ended June 30, 2017, the Company maintained a valuation allowance on the U.S. tax attributes due to significant negative evidence, including cumulative U.S. losses in the most recent three-year period and our assessment that the realization of the net deferred tax assets did not meet the "more likely than not" criteria under ASC 740, Income Taxes.

During the three months ended June 30, 2017 we emerged from cumulative U.S. losses in the most recent three-year period.  The emergence from cumulative three-year losses, projections of sufficient future taxable income in the U.S., and the reversal of future taxable temporary differences represents significant positive evidence, which outweighed our historical negative evidence.  Therefore, the Company concluded that it is more likely than not that the Company’s deferred tax assets, except for a portion of the Company’s deferred tax assets relating to foreign tax credit (“FTC”) carryforwards and U.S. State net operating loss (“NOL”) carryforwards, will be realized.  As a result, in the three and nine months ended June 30, 2017 the Company has released $128 million of its valuation allowance recorded on its deferred tax assets as of the year-ended September 30, 2016.  The Company has retained a portion of its valuation allowance of $105 million against its U.S. tax attributes of which $101 million relates to our FTC carryforwards and $4 million relates to our U.S. State NOL carryforwards due to its expectation of realizing the benefits of these tax attributes during the limited carryforward period does not meet the “more likely than not” threshold.

The Company will continue to evaluate its ability to utilize its FTC carryforwards to determine if there are any significant events or any prudent and feasible tax planning strategies that would affect its ability to realize a deferred tax asset.

The Company’s gross unrecognized tax benefits decreased during the nine months ended June 30, 2017 by $13 million due primarily to the finalization of an agreement with the United Kingdom (“U.K.”) tax authorities.  The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2017 could decrease by up to approximately $3 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

8. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts, for the purpose of managing foreign currency exchange risk by reducing the effects of fluctuations in foreign currency exchange rates.

The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona and Australian dollar. The foreign currency forward exchange contracts related to royalties are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815, Derivatives and Hedging. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in the statement of operations.

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

As of June 30, 2017, the Company had outstanding hedge contracts for the sale of $137 million and the purchase of $78 million of foreign currencies at fixed rates that will be settled by September 2017. As of June 30, 2017, the Company had less than $1 million of unrealized deferred income in comprehensive income related to foreign exchange hedging. As of September 30, 2016, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at June 30, 2017 and September 30, 2016:

	June 30,	September 30,
	2017 (a)	2016
	(in millions)
Other current assets	$—	$—
Other current liabilities	2	—

(a)	Includes $2 million and $4 million of foreign exchange derivative contracts in asset and liability positions, respectively.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
June 30, 2017
Revenues	$770	$150	$(3)	$917
Operating income (loss)	77	6	(32)	51
Amortization of intangible assets	35	16	—	51
Depreciation of property, plant and equipment	8	1	4	13
OIBDA	120	23	(28)	115
June 30, 2016
Revenues	$680	$134	$(3)	$811
Operating income (loss)	64	6	(25)	45
Amortization of intangible assets	47	16	—	63
Depreciation of property, plant and equipment	8	1	3	12
OIBDA	119	23	(22)	120

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Nine Months Ended	(in millions)
June 30, 2017
Revenues	$2,253	$419	$(13)	$2,659
Operating income (loss)	269	45	(91)	223
Amortization of intangible assets	104	48	—	152
Depreciation of property, plant and equipment	24	4	10	38
OIBDA	397	97	(81)	413
June 30, 2016
Revenues	$2,038	$377	$(10)	$2,405
Operating income (loss)	200	30	(71)	159
Amortization of intangible assets	140	48	—	188
Depreciation of property, plant and equipment	24	4	9	37
OIBDA	364	82	(62)	384

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $56 million and $48 million during the three months ended June 30, 2017 and June 30, 2016, respectively. The Company made interest payments of approximately $120 million and $136 million during the nine months ended June 30, 2017 and June 30, 2016, respectively. The Company paid approximately $8 million of income and withholding taxes with no offsetting refunds during the three months ended June 30, 2017 and paid approximately $15 million of income and withholding taxes with no offsetting refunds during the three months ended June 30, 2016.  The Company paid approximately $30 million of income and withholding taxes, partially offset by $3 million of refunds, during the nine months ended June 30, 2017 and paid approximately $28 million of income and withholding taxes with no offsetting refunds during the nine months ended June 30, 2016.

Special Cash Dividends

On December 2, 2016, the Company’s Board of Directors approved a special cash dividend of $54 million which was paid on January 3, 2017 to stockholders of record as of December 30, 2016.

On June 5, 2017, the Company’s Board of Directors approved a special cash dividend of $30 million which was paid on July 31, 2017 to stockholders of record as of June 30, 2017. The dividend is accrued at June 30, 2017 in other current liabilities.

11. Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2017 and September 30, 2016.

	Fair Value Measurements as of June 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(2)	—	(2)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Total	$—	$(2)	$(5)	$(7)

	Fair Value Measurements as of September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2016	(4)
Additions	(1)
Reductions	—
Payments	—
Balance at June 30, 2017	$(5)

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

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2017, the fair value of the Company’s debt was $2.917 billion. Based on the level of interest rates prevailing at September 30, 2016, the fair value of the Company’s debt was $2.896 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

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

Consolidating Balance Sheet (Unaudited)

June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$290	$277	$—	$567	$—	$—	$—	$567
Accounts receivable, net	—	189	191	—	380	—	—	—	380
Inventories	—	13	25	—	38	—	—	—	38
Royalty advances expected to be recouped within one year	—	83	53	—	136	—	—	—	136
Prepaid and other current assets	—	19	38	—	57	—	—	—	57
Total current assets	—	594	584	—	1,178	—	—	—	1,178
Due (to) from parent companies	404	31	(435)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,720	1,306	—	(4,026)	—	392	392	(784)	—
Royalty advances expected to be recouped after one year	—	125	79	—	204	—	—	—	204
Property, plant and equipment, net	—	130	73	—	203	—	—	—	203
Goodwill	—	1,372	258	—	1,630	—	—	—	1,630
Intangible assets subject to amortization, net	—	1,062	958	—	2,020	—	—	—	2,020
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	57	2	—	59	—	—	—	59
Other assets	6	45	17	—	68	—	—	—	68
Total assets	$3,130	$4,793	$1,582	$(4,026)	$5,479	$392	$392	$(784)	$5,479
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$89	$77	$—	$166	$—	$—	$—	$166
Accrued royalties	—	675	573	—	1,248	—	—	—	1,248
Accrued liabilities	—	114	172	—	286	—	—	—	286
Accrued interest	24	—	—	—	24	—	—	—	24
Deferred revenue	—	106	55	—	161	—	—	—	161
Other current liabilities	—	34	19	—	53	—	—	—	53
Total current liabilities	24	1,018	896	—	1,938	—	—	—	1,938
Long-term debt	2,797	—	—	—	2,797	—	—	—	2,797
Deferred tax liabilities, net	—	—	159	—	159	—	—	—	159
Other noncurrent liabilities	1	138	121	—	260	—	—	—	260
Total liabilities	2,822	1,156	1,176	—	5,154	—	—	—	5,154
Total Warner Music Group Corp. equity	308	3,633	393	(4,026)	308	392	392	(784)	308
Noncontrolling interest	—	4	13	—	17	—	—	—	17
Total equity	308	3,637	406	(4,026)	325	392	392	(784)	325
Total liabilities and equity	$3,130	$4,793	$1,582	$(4,026)	$5,479	$392	$392	$(784)	$5,479

Consolidating Balance Sheet

September 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$180	$179	$—	$359	$—	$—	$—	$359
Accounts receivable, net	—	177	152	—	329	—	—	—	329
Inventories	—	16	25	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	79	49	—	128	—	—	—	128
Prepaid and other current assets	1	13	37	—	51	—	—	—	51
Total current assets	1	465	442	—	908	—	—	—	908
Due (to) from parent companies	750	(312)	(438)	—	—	—	—	—	—
Investments in and advances to (from) consolidated subsidiaries	2,260	1,458	—	(3,718)	—	195	195	(390)	—
Royalty advances expected to be recouped after one year	—	120	76	—	196	—	—	—	196
Property, plant and equipment, net	—	138	65	—	203	—	—	—	203
Goodwill	—	1,372	255	—	1,627	—	—	—	1,627
Intangible assets subject to amortization, net	—	1,165	1,036	—	2,201	—	—	—	2,201
Intangible assets not subject to amortization	—	71	45	—	116	—	—	—	116
Deferred tax assets, net	—	—	2	—	2	—	—	—	2
Other assets	3	62	17	—	82	—	—	—	82
Total assets	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$124	$80	$—	$204	$—	$—	$—	$204
Accrued royalties	—	606	498	—	1,104	—	—	—	1,104
Accrued liabilities	—	112	185	—	297	—	—	—	297
Accrued interest	38	—	—	—	38	—	—	—	38
Deferred revenue	—	143	35	—	178	—	—	—	178
Current portion of long-term debt	—	—	—	—	—	—	—	—	—
Other current liabilities	—	3	18	—	21	—	—	—	21
Total current liabilities	38	988	816	—	1,842	—	—	—	1,842
Long-term debt	2,778	—	—	—	2,778	—	—	—	2,778
Deferred tax liabilities, net	—	109	160	—	269	—	—	—	269
Other noncurrent liabilities	3	126	107	—	236	—	—	—	236
Total liabilities	2,819	1,223	1,083	—	5,125	—	—	—	5,125
Total Warner Music Group Corp. equity (deficit)	195	3,314	404	(3,718)	195	195	195	(390)	195
Noncontrolling interest	—	2	13	—	15	—	—	—	15
Total equity (deficit)	195	3,316	417	(3,718)	210	195	195	(390)	210
Total liabilities and equity (deficit)	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$509	$510	$(102)	$917	$—	$—	$—	$917
Costs and expenses:
Cost of revenue	—	(249)	(342)	72	(519)	—	—	—	(519)
Selling, general and administrative expenses	—	(209)	(115)	28	(296)	—	—	—	(296)
Amortization of intangible assets	—	(25)	(26)	—	(51)	—	—	—	(51)
Total costs and expenses	—	(483)	(483)	100	(866)	—	—	—	(866)
Operating income	—	26	27	(2)	51	—	—	—	51
Loss on extinguishment of debt	(3)	—	—	—	(3)	—	—	—	(3)
Interest expense, net	(21)	—	(15)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	20	3	—	(22)	1	141	141	(282)	1
Other expense, net	(7)	(8)	(7)	—	(22)	—	—	—	(22)
(Loss) income before income taxes	(11)	21	5	(24)	(9)	141	141	(282)	(9)
Income tax benefit (expense)	152	154	(5)	(149)	152	—	—	—	152
Net income	141	175	—	(173)	143	141	141	(282)	143
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$141	$174	$(1)	$(173)	$141	$141	$141	$(282)	$141

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$501	$395	$(85)	$811	$—	$—	$—	$811
Costs and expenses:
Cost of revenue	—	(269)	(237)	58	(448)	—	—	—	(448)
Selling, general and administrative expenses	—	(169)	(113)	27	(255)	—	—	—	(255)
Amortization of intangible assets	—	(31)	(32)	—	(63)	—	—	—	(63)
Total costs and expenses	—	(469)	(382)	85	(766)	—	—	—	(766)
Operating income	—	32	13	—	45	—	—	—	45
Interest expense, net	(19)	—	(20)	—	(39)	(4)	—	—	(43)
Equity gains (losses) from equity method investments	27	7	—	(34)	—	(5)	(9)	14	—
Other (expense) income, net	(9)	2	2	—	(5)	—	—	—	(5)
(Loss) income before income taxes	(1)	41	(5)	(34)	1	(9)	(9)	14	(3)
Income tax (expense) benefit	(4)	(7)	(1)	8	(4)	—	—	—	(4)
Net (loss) income	(5)	34	(6)	(26)	(3)	(9)	(9)	14	(7)
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(5)	$33	$(7)	$(26)	$(5)	$(9)	$(9)	$14	$(9)

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,469	$1,470	$(280)	$2,659	$—	$—	$—	$2,659
Costs and expenses:
Cost of revenue	—	(673)	(951)	194	(1,430)	—	—	—	(1,430)
Selling, general and administrative expenses	(1)	(584)	(353)	84	(854)	—	—	—	(854)
Amortization of intangible assets	—	(76)	(76)	—	(152)	—	—	—	(152)
Total costs and expenses	(1)	(1,333)	(1,380)	278	(2,436)	—	—	—	(2,436)
Operating (loss) income	(1)	136	90	(2)	223	—	—	—	223
Loss on extinguishment of debt	(35)	—	—	—	(35)	—	—	—	(35)
Interest (expense) income, net	(65)	2	(49)	—	(112)	—	—	—	(112)
Equity gains (losses) from equity method investments	152	54	—	(205)	1	182	182	(364)	1
Other expense, net	(1)	(5)	(16)	—	(22)	—	—	—	(22)
Income before income taxes	50	187	25	(207)	55	182	182	(364)	55
Income tax benefit (expense)	132	132	(21)	(111)	132	—	—	—	132
Net income	182	319	4	(318)	187	182	182	(364)	187
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income attributable to Warner Music Group Corp.	$182	$318	$-	$(318)	$182	$182	$182	$(364)	$182

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,401	$1,216	$(212)	$2,405	$—	$—	$—	$2,405
Costs and expenses:
Cost of revenue	—	(711)	(693)	133	(1,271)	—	—	—	(1,271)
Selling, general and administrative expenses	—	(508)	(358)	79	(787)	—	—	—	(787)
Amortization of intangible assets	—	(92)	(96)	—	(188)	—	—	—	(188)
Total costs and expenses	—	(1,311)	(1,147)	212	(2,246)	—	—	—	(2,246)
Operating income	—	90	69	—	159	—	—	—	159
Interest (expense) income, net	(60)	2	(59)	—	(117)	(14)	—	—	(131)
Equity gains (losses) from equity method investments	132	67	—	(199)	—	48	29	(77)	—
Other (expense) income, net	(8)	(18)	52	—	26	(5)	—	—	21
Income (loss) before income taxes	64	141	62	(199)	68	29	29	(77)	49
Income tax (expense) benefit	(16)	(19)	(9)	28	(16)	—	—	—	(16)
Net income (loss)	48	122	53	(171)	52	29	29	(77)	33
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Net income (loss) attributable to Warner Music Group Corp.	$48	$121	$50	$(171)	$48	$29	$29	$(77)	$29

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$141	$175	$-	$(173)	$143	$141	$141	$(282)	$143
Other comprehensive income, net of tax:
Foreign currency adjustment	26	—	—	—	26	28	28	(56)	26
Deferred gains on derivative financial instruments	1	—	—	—	1	1	1	(2)	1
Other comprehensive income, net of tax:	27	—	—	—	27	29	29	(58)	27
Total comprehensive income	168	175	—	(173)	170	170	170	(340)	170
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$168	$174	$(1)	$(173)	$168	$170	$170	$(340)	$168

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(5)	$34	$(6)	$(26)	$(3)	$(9)	$(9)	$14	$(7)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	4	—	4	(4)	4	5	5	(9)	5
Deferred gains on derivative financial instruments	1	1	—	(1)	1	1	1	(2)	1
Other comprehensive income (loss), net of tax:	5	1	4	(5)	5	6	6	(11)	6
Total comprehensive income (loss)	—	35	(2)	(31)	2	(3)	(3)	3	(1)
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$—	$34	$(3)	$(31)	$—	$(3)	$(3)	$3	$(3)

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$182	$319	$4	$(318)	$187	$182	$182	$(364)	$187
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	13	—	(13)	13	13	15	15	(30)	13
Deferred losses on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive income (loss), net of tax:	13	(1)	(13)	14	13	15	15	(30)	13
Total comprehensive income (loss)	195	318	(9)	(304)	200	197	197	(394)	200
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$195	$317	$(13)	$(304)	$195	$197	$197	$(394)	$195

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$48	$122	$53	$(171)	$52	$29	$29	$(77)	$33
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(32)	—	(32)	32	(32)	(31)	(31)	63	(31)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(33)	(1)	(32)	33	(33)	(32)	(32)	65	(32)
Total comprehensive income (loss)	15	121	21	(138)	19	(3)	(3)	(12)	1
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$15	$120	$18	$(138)	$15	$(3)	$(3)	$(12)	$(3)

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$182	$319	$4	$(318)	$187	$182	$182	$(364)	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	104	86	—	190	—	—	—	190
Unrealized losses and remeasurement of foreign denominated loans	15	2	2	—	19	—	—	—	19
Deferred income taxes	2	—	(167)	—	(165)	—	—	—	(165)
Loss on extinguishment of debt	35	—	—	—	35	—	—	—	35
Net loss on divestitures and investments	—	25	(8)	—	17	—	—	—	17
Non-cash interest expense	6	—	—	—	6	—	—	—	6
Equity-based compensation expense	—	25	1	—	26	—	—	—	26
Equity (gains) losses, including distributions	(152)	(53)	—	205	—	(182)	(182)	364	—
Changes in operating assets and liabilities:
Accounts receivable	—	(12)	(43)	—	(55)	—	—	—	(55)
Inventories	—	1	1	—	2	—	—	—	2
Royalty advances	—	(9)	(6)	—	(15)	—	—	—	(15)
Accounts payable and accrued liabilities	—	(137)	(31)	113	(55)	—	—	—	(55)
Royalty payables	—	70	82	—	152	—	—	—	152
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Deferred revenue	—	(42)	17	—	(25)	—	—	—	(25)
Other balance sheet changes	6	(169)	167	—	4	—	—	—	4
Net cash provided by operating activities	80	124	105	—	309	—	—	—	309
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(6)	(5)	—	(11)	—	—	—	(11)
Capital expenditures	—	(19)	(10)	—	(29)	—	—	—	(29)
Investments and acquisitions of businesses, net	—	(6)	(3)	—	(9)	—	—	—	(9)
Divestitures, net	—	30	13	—	43	—	—	—	43
Advances from issuer	(41)	—	—	41	—	—	—	—	—
Net cash used in investing activities	(41)	(1)	(5)	41	(6)	—	—	—	(6)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Dividends paid	—	(54)	—	—	(54)	—	—	—	(54)
Change in due to (from) issuer	—	41	—	(41)	—	—	—	—	—
Net cash used in financing activities	(39)	(13)	(4)	(41)	(97)	—	—	—	(97)
Effect of exchange rate changes on cash and equivalents	—	—	2	—	2	—	—	—	2
Net increase in cash and equivalents	—	110	98	—	208	—	—	—	208
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$290	$277	$—	$567	$—	$—	$—	$567

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$48	$122	$53	$(171)	$52	$29	$29	$(77)	$33
Adjustments to reconcile net income (loss) to net cashprovided by operating activities:
Depreciation and amortization	—	120	105	—	225	—	—	—	225
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(2)	—	14	—	12	—	—	—	12
Deferred income taxes	—	—	(15)	—	(15)	—	—	—	(15)
Gain on sale of real estate	—	—	(24)	—	(24)	—	—	—	(24)
(Gain) loss on extinguishment of debt	(1)	—	—	—	(1)	5	—	—	4
Net gain on divestitures	—	(2)	(6)	—	(8)	—	—	—	(8)
Non-cash interest expense	7	—	—	—	7	1	—	—	8
Equity-based compensation expense	—	9	—	—	9	—	—	—	9
Equity (gains) losses, including distributions	(132)	(67)	—	199	—	(48)	(29)	77	—
Changes in operating assets and liabilities:
Accounts receivable	—	3	(10)	—	(7)	—	—	—	(7)
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	(15)	(36)	—	(51)	—	—	—	(51)
Accounts payable and accrued liabilities	—	154	(173)	(28)	(47)	—	—	—	(47)
Royalty payables	—	51	52	—	103	—	—	—	103
Accrued interest	(6)	—	—	—	(6)	(7)	—	—	(13)
Deferred revenue	—	(29)	(6)	—	(35)	—	—	—	(35)
Other balance sheet changes	(3)	(2)	15	—	10	—	—	—	10
Net cash (used in) provided by operating activities	(89)	346	(30)	—	227	(20)	—	—	207
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(11)	(3)	—	(14)	—	—	—	(14)
Capital expenditures	—	(22)	(9)	—	(31)	—	—	—	(31)
Investments and acquisitions of businesses, net	—	(5)	(18)	—	(23)	—	—	—	(23)
Divestitures, net	—	4	23	—	27	—	—	—	27
Proceeds from the sale of real estate	—	—	42	—	42	—	—	—	42
Advances to issuer	196	—	—	(196)	—	—	—	—	—
Net cash provided by (used in) investing activities	196	(34)	35	(196)	1	—	—	—	1
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(73)	—	—	—	(73)	73	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(10)	—	—	—	(10)	—	—	—	(10)
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(50)	—	—	(50)
Call premiums paid on early redemption of debt	—	—	—	—	—	(3)	—	—	(3)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—		(24)	—	—	—	(24)
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due to (from) issuer	—	(196)	—	196	—	—	—	—	—
Net cash provided by (used in) financing activities	(107)	(196)	(18)	196	(125)	20	—	—	(105)
Effect of exchange rate changes on cash and equivalents	—	—	(4)	—	(4)	—	—	—	(4)
Net increase (decrease) in cash and equivalents	—	116	(17)	—	99	—	—	—	99
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$189	$156	$—	$345	$—	$—	$—	$345

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Quarterly Report”).

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

•	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;

•	changes in law and government regulations; and
•	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2017 and June 30, 2016. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2017 and June 30, 2016 as well as a discussion of our financial condition and liquidity as of June 30, 2017. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Atlantic Records and Warner Bros. Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Warner Classics and Warner Music Nashville.

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

Recent Developments

May 2017 Senior Term Loan Credit Agreement Amendment

On May 22, 2017, Acquisition Corp. entered into an amendment (the “May 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans. The Company recorded a loss on extinguishment of debt of approximately $3 million, which represented the discount and unamortized deferred financing costs related to the debt of the lenders that was fully repaid.

Prior to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement bore interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, or “LIBOR,” not less than 1.00% per annum plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. Pursuant to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement will bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted LIBOR, not less than 0.00% per annum plus a borrowing margin of 2.50% per annum or (ii) an alternative base rate plus a borrowing margin of 1.50% per annum.

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

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during the nine months ended June 30, 2017. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Revenue by Type
Digital	$448	$348	$100	29%
Physical	163	178	(15)	-8%
Total Digital and Physical	611	526	85	16%
Artist services and expanded-rights	93	92	1	1%
Licensing	66	62	4	6%
Total Recorded Music	770	680	90	13%
Performance	52	51	1	2%
Digital	50	34	16	47%
Mechanical	18	19	(1)	-5%
Synchronization	27	27	—	—%
Other	3	3	—	—%
Total Music Publishing	150	134	16	12%
Intersegment eliminations	(3)	(3)	—	—%
Total Revenue	$917	$811	$106	13%
Revenue by Geographical Location
U.S. Recorded Music	$341	$277	$64	23%
U.S. Music Publishing	66	57	9	16%
Total U.S.	407	334	73	22%
International Recorded Music	429	403	26	6%
International Music Publishing	84	77	7	9%
Total International	513	480	33	7%
Intersegment eliminations	(3)	(3)	—	—%
Total Revenue	$917	$811	$106	13%

Total Revenue

Total revenue increased by $106 million, or 13%, to $917 million for the three months ended June 30, 2017 from $811 million for the three months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $123 million, or 16%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for the three months ended June 30, 2017, respectively, and 83% and 17% of total revenue for the three months ended June 30, 2016, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for the three months ended June 30, 2017 and 41% and 59% of total revenue for the three months ended June 30, 2016, respectively.

Total digital revenue after intersegment eliminations increased by $115 million, or 30%, to $496 million for the three months ended June 30, 2017 from $381 million for the three months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $123 million, or 33%. Total digital revenue represented 54% and 47% of consolidated revenue for the three months ended June 30, 2017 and June 30, 2016, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2017 was comprised of U.S. revenue of $266 million and international revenue of $232 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2016 was comprised of U.S. revenue of $202 million and international revenue of $180 million, or 53% and 47% of total digital revenue, respectively.

Recorded Music revenue increased by $90 million, or 13%, to $770 million for the three months ended June 30, 2017 from $680 million for the three months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $104 million, or 16%. U.S. Recorded Music revenues were $341 million and $277 million, or 44% and 41%, of consolidated Recorded Music revenues for the three months ended June 30, 2017 and June 30, 2016, respectively. International Recorded Music revenues were $429 million and $403 million, or 56% and 59%, of consolidated Recorded Music revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue, licensing revenue, and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $100 million as a result of release success from Ed Sheeran and Bruno Mars and the continued growth in streaming services. Revenue from streaming services grew by $133 million to $360 million for the three months ended June 30, 2017 from $227 million for the three months ended June 30, 2016 and was partially offset by digital download and other digital declines of $33 million to $88 million for the three months ended June 30, 2017 from $121 million for the three months ended June 30, 2016. Licensing revenue increased by $4 million primarily due to increased synchronization activity. Artist services and expanded-rights revenue increased by $1 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists offset by lower concert promotion revenue internationally. Physical revenue decreased by $15 million primarily due to the continued shift from physical revenue to digital revenue and strong catalog sales in the prior year.

Music Publishing revenues increased by $16 million, or 12%, to $150 million for the three months ended June 30, 2017 from $134 million for the three months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $19 million, or 15%. U.S. Music Publishing revenues were $66 million and $57 million, or 44% and 42% of Music Publishing revenues for the three months ended June 30, 2017 and June 30, 2016, respectively. International Music Publishing revenues were $84 million and $77 million, or 56% and 58%, of Music Publishing revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $16 million and performance revenue of $1 million, partially offset by a decrease in mechanical revenue of $1 million. The increase in digital revenue was due to an increase in streaming revenue of $18 million driven by the continued growth in streaming services, partially offset by a decrease in digital download revenue of $2 million.

Revenue by Geographical Location

U.S. revenue increased by $73 million, or 22%, to $407 million for the three months ended June 30, 2017 from $334 million for the three months ended June 30, 2016. U.S. Recorded Music revenue increased by $64 million, or 23%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $56 million driven by the success of Ed Sheeran and Bruno Mars and the continued growth in streaming services. Streaming revenue increased by $83 million, partially offset by a $27 million decline in digital download revenue. U.S. Recorded Music licensing revenue increased by $9 million primarily due to increased synchronization activity. U.S. Recorded Music artist services and expanded-rights revenue increased by $5 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists. These increases were partially offset by a decline in U.S. physical revenue of $6 million due to the shift from physical revenue to digital revenue and strong catalog sales in the prior year quarter. U.S. Music Publishing revenue increased by $9 million, or 16%, to $66 million for the three months ended June 30, 2017 from $57 million for the three months ended June 30, 2016. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $8 million due to increases in streaming revenue of $10 million due to continued growth in streaming services, partially offset by declines in digital download revenue of $2 million.

International revenue increased by $33 million, or 7%, to $513 million for the three months ended June 30, 2017 from $480 million for the three months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $51 million or 11%. International Recorded Music revenue increased $26 million primarily due to increases in digital revenue of $44 million, partially offset by decreases in physical revenue of $9 million, licensing revenue of $5 million and artist services and expanded-rights revenue of $4 million. International Recorded Music digital revenue increased due to a $50 million increase in streaming revenue, partially offset by a $6 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to the successes of Ed Sheeran and Bruno Mars and the continued growth in streaming services internationally. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $4 million.  International artist services and expanded-rights revenue decreased due to the successful tours in Italy and Japan in the prior year, partially offset by increased concert promotion revenue in France in the current year.  International Recorded Music licensing revenue decreased due to the unfavorable impact of foreign currency exchange rates of $3 million and timing of distributions. International Music Publishing revenue increased by $7 million, or 9%, to $84 million for the three months ended June 30, 2017 from $77 million for the three months ended June 30, 2016. This was primarily driven by the increase in International Music Publishing digital revenue of $8 million due to an increase in streaming revenue of $8 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$358	$295	$63	21%
Product costs	161	153	8	5%
Total cost of revenues	$519	$448	$71	16%

Total cost of revenues increased by $71 million to $519 million for the three months ended June 30, 2017 from $448 million for the three months ended June 30, 2016. Expressed as a percentage of revenues, cost of revenues increased to 57% for the three months ended June 30, 2017 from 55% for the three months ended June 30, 2016.

Artist and repertoire costs increased by $63 million, to $358 million for the three months ended June 30, 2017 from $295 million for the three months ended June 30, 2016. Artist and repertoire costs as a percentage of revenue increased to 39% for the three months ended June 30, 2017 from 36% for the three months ended June 30, 2016. The increase was due to the mix in revenue, specifically strong performance from lower margin repertoire and higher artist related costs.

Product costs increased by $8 million, to $161 million for the three months ended June 30, 2017 from $153 million for the three months ended June 30, 2016. Product costs as a percentage of revenue decreased to 18% for the three months ended June 30, 2017 from 19% for the three months ended June 30, 2016. The decrease was primarily driven by the decline in concert promotion revenue and physical revenue, which has higher costs and yields lower margins.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$166	$135	$31	23%
Selling and marketing expense	115	106	9	8%
Distribution expense	15	14	1	7%
Total selling, general and administrative expense	$296	$255	$41	16%

(1)	Includes depreciation expense of $13 million and $12 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

Total selling, general and administrative expense increased by $41 million, or 16%, to $296 million for the three months ended June 30, 2017 from $255 million for the three months ended June 30, 2016. Expressed as a percentage of revenue, selling, general and administrative expense increased to 32% for the three months ended June 30, 2017 from 31% for the three months ended June 30, 2016.

General and administrative expense increased by $31 million, or 23%, to $166 million for the three months ended June 30, 2017 from $135 million for the three months ended June 30, 2016. The increase in general and administrative expense was primarily due to an increase in variable compensation expense of $13 million associated with improved operating performance and a $4 million loss on divestitures compared to a $11 million gain on divestitures in the prior year. The current year includes costs related to our U.S. shared services relocation of $2 million. Expressed as a percentage of revenue, general and administrative expense increased to 18% for the three months ended June 30, 2017 from 17% for the three months ended June 30, 2016.

Selling and marketing expense increased by $9 million, or 8%, to $115 million for the three months ended June 30, 2017 from $106 million for the three months ended June 30, 2016. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense remained flat at 13% for the three months ended June 30, 2017 and June 31, 2016.

Distribution expense increased by $1 million, or 7%, to $15 million for the three months ended June 30, 2017 from $14 million for the three months ended June 30, 2016. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended June 30, 2017 and June 30, 2016.

Reconciliation of Net Income (Loss) Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income (loss) attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$141	$(9)	$150	—%
Income attributable to noncontrolling interest	2	2	—	—%
Net income (loss)	143	(7)	150	—%
Income tax (benefit) expense	(152)	4	(156)	—%
Loss before income taxes	(9)	(3)	(6)	—%
Other expense, net	21	5	16	—%
Interest expense, net	36	43	(7)	-16%
Loss on extinguishment of debt	3	—	3	—%
Operating income	51	45	6	13%
Amortization expense	51	63	(12)	-19%
Depreciation expense	13	12	1	8%
OIBDA	$115	$120	$(5)	-4%

OIBDA

OIBDA decreased by $5 million, or 4%, to $115 million for the three months ended June 30, 2017 as compared to $120 million for the three months ended June 30, 2016 as a result of higher artist and repertoire costs and higher general and administrative expenses. Expressed as a percentage of total revenue, OIBDA decreased to 13% for the three months ended June 30, 2017 from 15% for the three months ended June 30, 2016.

Depreciation expense

Our depreciation expense increased by $1 million, or 8%, to $13 million for the three months ended June 30, 2017 from $12 million for the three months ended June 30, 2016.

Amortization expense

Our amortization expense decreased by $12 million, or 19%, to $51 million for the three months ended June 30, 2017 from $63 million for the three months ended June 30, 2016, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $6 million to $51 million for the three months ended June 30, 2017 from $45 million for the three months ended June 30, 2016. The increase in operating income was due to the decrease in amortization expense, partially offset by a decrease in OIBDA, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $3 million for the three months ended June 30, 2017 related to the May 2017 Senior Term Loan Credit Agreement Amendment. There was no such activity or comparable charges in the three months ended June 30, 2016.

Interest expense, net

Our interest expense, net, decreased by $7 million, or 16%, to $36 million for the three months ended June 30, 2017 from $43 million for the three months ended June 30, 2016 due to the reduction in our debt and lower interest rates as a result of the October 2016 Refinancing Transactions and our debt redemptions and debt prepayments in the fiscal year ended September 30, 2016.

Other expense, net

Other expense for the quarter includes foreign currency losses on our Euro denominated debt and derivative liabilities of $31 million, as well as a $6 million loss on investments, partially offset by currency exchange gains on our intercompany loans of $13 million compared to other expense in the prior year due currency exchange losses on our intercompany loans of $13 million partially offset by currency exchange gains on our Euro denominated debt of $1 million and gain on sale of assets of $5 million.

Income tax (benefit) expense

We recognized an income tax benefit of $152 million for the three months ended June 30, 2017 as compared to an income tax expense of $4 million for the three months ended June 30, 2016.  The change of $156 million in the income tax benefit primarily relates to a discrete U.S. tax benefit of $128 million for the reversal of a significant portion of our U.S. deferred tax asset valuation allowance, a discrete U.S. tax benefit of $51 million related to foreign currency losses on intra-entity loans, offset by $27 million of U.S. income tax expense for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016 where no U.S. income tax expense was recorded.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the three months ended June 30, 2016 was calculated based on a discrete tax rate.

Net Income (loss)

Net income increased by $150 million to net income of $143 million for the three months ended June 30, 2017 from a net loss of $7 million for the three months ended June 30, 2016 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $2 million for both the three months ended June 30, 2017 and the three months ended June 30, 2016.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Recorded Music
Revenue	$770	$680	$90	13%
Operating income	77	64	13	20%
OIBDA	120	119	1	1%
Music Publishing
Revenue	150	134	16	12%
Operating income	6	6	—	—%
OIBDA	23	23	—	—%
Corporate expenses and eliminations
Revenue elimination	(3)	(3)	—	—%
Operating loss	(32)	(25)	(7)	28%
OIBDA loss	(28)	(22)	(6)	27%
Total
Revenue	917	811	106	13%
Operating income	51	45	6	13%
OIBDA	115	120	(5)	-4%

Recorded Music

Revenues

Recorded Music revenue increased by $90 million, or 13%, to $770 million for the three months ended June 30, 2017 from $680 million for the three months ended June 30, 2016. U.S. Recorded Music revenues were $341 million and $277 million, or 44% and 41%, of consolidated Recorded Music revenues for the three months ended June 30, 2017 and June 30, 2016, respectively. International Recorded Music revenues were $429 million and $403 million, or 56% and 59% of consolidated Recorded Music revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$249	$201	$48	24%
Product costs	161	153	8	5%
Total cost of revenues	$410	$354	$56	16%

Recorded Music cost of revenues increased by $56 million, or 16%, to $410 million for the three months ended June 30, 2017 from $354 million for the three months ended June 30, 2016.  Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 32% for the three months ended June 30, 2017 from 30% for the three months ended June 30, 2016. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with higher revenues and the shift in repertoire mix towards lower margin deals and higher artist related costs. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs decreased to 21% for the three months ended June 30, 2017 from 23% for the three months ended June 30, 2016. The decrease in product costs was primarily driven by lower costs associated with artist services and expanded-rights revenue, specifically the decline in concert promotion revenue, which tends to have higher costs and yield lower margins and the decrease in physical revenue.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$119	$96	$23	24%
Selling and marketing expense	114	105	9	9%
Distribution expense	15	14	1	7%
Total selling, general and administrative expense	$248	$215	$33	15%

(1)	Includes depreciation expense of $8 million for both the three months ended June 30, 2017 and June 30, 2016.

Recorded Music selling, general and administrative expense increased by $33 million, or 15%, to $248 million for the three months ended June 30, 2017 from $215 million for the three months ended June 30, 2016. The increase in Recorded Music general and administrative expense was primarily due to an increase in variable compensation expense of $9 million associated with improved operating performance and a $4 million loss on divestitures compared to a $9 million gain on divestitures in the prior year. The increase in selling and marketing expense was primarily due to the increase in variable marketing expense and was in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained flat at 32% for the three months ended June 30, 2017 and the three months ended June 30, 2016.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating Income	$77	$64	$13	20%
Depreciation and amortization	43	55	(12)	-22%
OIBDA	$120	$119	$1	1%

Recorded Music OIBDA increased by $1 million, or 1%, to $120 million for the three months ended June 30, 2017 from $119 million for the three months ended June 30, 2016 as a result of higher Recorded Music revenues partially offset by higher artist and repertoire costs and higher general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 16% for the three months ended June 30, 2017 from 18% for the three months ended June 30, 2016.

Recorded Music operating income increased by $13 million to $77 million for the three months ended June 30, 2017 from $64 million for the three months ended June 30, 2016 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in amortization expense due to intangible assets becoming fully amortized.

Music Publishing

Revenues

Music Publishing revenues increased by $16 million, or 12%, to $150 million for the three months ended June 30, 2017 from $134 million for the three months ended June 30, 2016. U.S. Music Publishing revenues were $66 million and $57 million, or 44% and 42%, of Music Publishing revenues for the three months ended June 30, 2017 and June 30, 2016, respectively. International Music Publishing revenues were $84 million and $77 million, or 56% and 58%, of Music Publishing revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$112	$97	$15	15%
Total cost of revenues	$112	$97	$15	15%

Music Publishing cost of revenues increased by $15 million, or 15%, to $112 million for the three months ended June 30, 2017 from $97 million for the three months ended June 30, 2016. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 75% for the three months ended June 30, 2017 from 72% for the three months ended June 30, 2016, primarily due to a shift in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$16	$15	$1	7%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$16	$15	$1	7%

(1)	Includes depreciation expense of $1 million for both the three months ended June 30, 2017 and June 30, 2016.

Music Publishing selling, general and administrative expense increased by $1 million, or 7%, to $16 million for the three months ended June 30, 2017 from $15 million for the three months ended June 30, 2016. General and administrative expense for the three months ended June 30, 2017 increased mainly due to a one-time gain on sale of asset in the prior year of $2 million. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 11% for the three months ended June 30, 2017 and the three months ended June 30, 2016.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating income	$6	$6	$—	—%
Depreciation and amortization	17	17	—	—%
OIBDA	$23	$23	$—	—%

Music Publishing OIBDA remained flat at $23 million for both the three months ended June 30, 2017 and the three months ended June 30, 2016. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 15% for the three months ended June 30, 2017 from 17% for the three months ended June 30, 2016 due to increased artist and repertoire costs.

Music Publishing operating income remained flat at $6 million for both the three months ended June 30, 2017 and the three months ended June 30, 2016.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $7 million to $32 million for the three months ended June 30, 2017 from $25 million for the three months ended June 30, 2016 due to an increase in variable compensation expense of $4 million associated with improved operating performance and costs associated with our U.S. shared services relocation and other transformation initiatives totaling $3 million.

Our OIBDA loss from corporate expenses and eliminations increased by $6 million to $28 million for the three months ended June 30, 2017 from $22 million for the three months ended June 30, 2016 due to the factors that led to the increase in operating loss noted above.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2017 Compared with Nine Months Ended June 30, 2016

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Revenue by Type
Digital	$1,250	$998	$252	25%
Physical	532	577	(45)	-8%
Total Digital and Physical	1,782	1,575	207	13%
Artist services and expanded-rights	264	254	10	4%
Licensing	207	209	(2)	-1%
Total Recorded Music	2,253	2,038	215	11%
Performance	139	138	1	1%
Digital	136	94	42	45%
Mechanical	51	56	(5)	-9%
Synchronization	85	82	3	4%
Other	8	7	1	14%
Total Music Publishing	419	377	42	11%
Intersegment eliminations	(13)	(10)	(3)	-30%
Total Revenue	$2,659	$2,405	$254	11%
Revenue by Geographical Location
U.S. Recorded Music	$991	$828	$163	20%
U.S. Music Publishing	193	164	29	18%
Total U.S.	1,184	992	192	19%
International Recorded Music	1,262	1,210	52	4%
International Music Publishing	226	213	13	6%
Total International	1,488	1,423	65	5%
Intersegment eliminations	(13)	(10)	(3)	-30%
Total Revenue	$2,659	$2,405	$254	11%

Total Revenue

Total revenue increased by $254 million, or 11%, to $2,659 million for the nine months ended June 30, 2017 from $2,405 million for the nine months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $304 million, or 13%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for both the nine months ended June 30, 2017 and June 30, 2016. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for the nine months ended June 30, 2017 and 41% and 59% of total revenue for the nine months ended June 30, 2016, respectively.

Total digital revenue after intersegment eliminations increased by $290 million, or 27%, to $1,379 million for the nine months ended June 31, 2017 from $1,089 million for the nine months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $309 million, or 29%. Total digital revenue represented 52% and 45% of consolidated revenue for the nine months ended June 30, 2017 and June 30, 2016, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2017 was comprised of U.S. revenue of $756 million and international revenue of $630 million, or 55% and 45% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2016 was comprised of U.S. revenue of $578 million and international revenue of $514 million, or 53% and 47% of total digital revenue, respectively.

Recorded Music revenue increased by $215 million, or 11%, to $2,253 million for the nine months ended June 30, 2017 from $2,038 million for the nine months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $256 million, or 13%. U.S. Recorded Music revenues were $991 million and $828 million, or 44% and 41%, of consolidated Recorded Music revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively. International Recorded Music revenues were $1,262 million and $1,210 million, or 56% and 59%, of consolidated Recorded Music revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $252 million as a result of strong new releases from Ed Sheeran and Bruno Mars, the continued successes from Twenty One Pilots, the Hamilton soundtrack and Ed Sheeran catalog and the continued growth in streaming services. Revenue from streaming services grew by $325 million to $971 million for the nine months ended June 30, 2017 from $646 million for the nine months ended June 30, 2016 and was partially offset by digital download and other digital declines of $73 million to $279 million for the nine months ended June 30, 2017 from $352 million for the nine months ended June 30, 2016. Artist services and expanded-rights revenue increased by $10 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists and the timing of concert promotion activity internationally. Physical revenue decreased by $45 million primarily due to the shift from physical revenue to digital revenue. Licensing revenue decreased by $2 million due to the unfavorable impact of foreign currency exchange rates of $8 million, partially offset by increased synchronization activity in the U.S.

Music Publishing revenues increased by $42 million, or 11%, to $419 million for the nine months ended June 30, 2017 from $377 million for the nine months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $51 million, or 14%. U.S. Music Publishing revenues were $193 million and $164 million, or 46% and 43% of Music Publishing revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively. International Music Publishing revenues were $226 million and $213 million, or 54% and 57%, of Music Publishing revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $42 million, synchronization revenue of $3 million, partially offset by a decrease in mechanical revenue of $5 million. The increase in digital revenue was due to an increase in streaming revenue of $44 million due to the continued growth in streaming, partially offset by download and other digital declines of $2 million. The increase in synchronization revenue was due to increased film and commercial income in the U.S. The decrease in mechanical revenue was attributable to an ongoing industry shift towards digital product.

Revenue by Geographical Location

U.S. revenue increased by $192 million, or 19%, to $1,184 million for the nine months ended June 30, 2017 from $992 million for the nine months ended June 30, 2016. U.S. Recorded Music revenue increased by $163 million, or 20%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $152 million due to strong new releases from Ed Sheeran, and Bruno Mars, the continued successes of the Hamilton soundtrack and Twenty One Pilots and the continued growth in streaming services. U.S. Recorded Music artist services and expanded-rights revenue increased by $25 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists. U.S. recorded music licensing revenue increased by $6 million due to increased synchronization activity and higher broadcast fee income. These increases were partially offset by a decline in U.S. physical revenue of $20 million due to the shift from physical revenue to digital revenue and strong physically-centric releases and catalog sales in the prior year. U.S. Music Publishing revenue increased by $29 million, or 18%, to $193 million for the nine months ended June 30, 2017 from $164 million for the nine months ended June 30, 2016. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $26 million due to increases in streaming revenue of $27 million due to the continued growth in streaming services, partially offset by download declines of $1 million.

International revenue increased by $65 million, or 5%, to $1,488 million for the nine months ended June 30, 2017 from $1,423 million for the nine months ended June 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $116 million or 9%. International Recorded Music revenue increased $52 million primarily due an increase in digital revenue of $100 million, partially offset by decreases in physical revenue of $25 million, artist services and expanded-rights revenue of $15 million and licensing revenue of $8 million. International Recorded Music digital revenue increased due to a $117 million increase in streaming revenue, partially offset by a $17 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to the continued growth of streaming services internationally, new releases from Ed Sheeran and Bruno Mars and the continued successes from Ed Sheeran catalog.  International physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $13 million, the continued shift from physical revenue to digital revenue and fewer domestic releases in certain territories. International artist services and expanded-rights revenue decreased due to the timing of concert promotion activity, specifically strong prior year concert promotion revenue in France and Japan, partially offset by strong tour schedule in Italy in the current year. International licensing revenue decreased due to the unfavorable impact of foreign currency exchange rates of $9 million. International Music Publishing revenue increased $13 million primarily due to an increase in digital revenue of $16 million, increase in performance revenue of $1 million and an increase in other revenue of $1 million, partially offset by a decrease in mechanical revenue of $5 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$973	$840	$133	16%
Product costs	457	431	26	6%
Total cost of revenues	$1,430	$1,271	$159	13%

Total cost of revenues increased by $159 million to $1,430 million for the nine months ended June 30, 2017 from $1,271 million for the nine months ended June 30, 2016. Expressed as a percentage of revenues, cost of revenues increased to 54% for the nine months ended June 30, 2017 from 53% for the nine months ended June 30, 2016.

Artist and repertoire costs increased by $133 million, to $973 million for the nine months ended June 30, 2017 from $840 million for the nine months ended June 30, 2016. Artist and repertoire costs as a percentage of revenue increased to 37% for the nine months ended June 30, 2017 from 35% for the nine months ended June 30, 2016 due to the mix of revenue, specifically strong performance from lower margin repertoire and higher artist related costs.

Product costs increased by $26 million, to $457 million for the nine months ended June 30, 2017 from $431 million for the nine months ended June 30, 2016. Product costs as a percentage of revenue decreased to 17% for the nine months ended June 30, 2017 from 18% for the nine months ended June 30, 2016 due to the decline in concert promotion revenue, which tends to have higher costs and yield lower margins and the decrease in physical revenue.

Selling, general and administrative expenses

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$468	$424	$44	10%
Selling and marketing expense	339	319	20	6%
Distribution expense	47	44	3	7%
Total selling, general and administrative expense	$854	$787	$67	9%

(1)	Includes depreciation expense of $38 million and $37 million for the nine months ended June 30, 2017 and June 30, 2016, respectively.

Total selling, general and administrative expense increased by $67 million to $854 million for the nine months ended June 30, 2017 from $787 million for the nine months ended June 30, 2016. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 32% for the nine months ended June 30, 2017 from 33% for the nine months ended June 30, 2016.

General and administrative expense increased by $44 million, or 10%, to $468 million for the nine months ended June 30, 2017 from $424 million for the nine months ended June 30, 2016. The increase in general and administrative expense was mainly due to an increase in variable compensation expense of $41 million associated with improved operating performance. The current year included a $4 million net loss on divestitures compared to an $8 million net gain on divestitures in the prior year. The prior year also included costs related to the Happy Birthday settlement and higher severance expense of $3 million. Expressed as a percentage of revenue, general and administrative expense remained flat at 18% for the nine months ended June 30, 2017 and June 30, 2016.

Selling and marketing expense increased by $20 million, or 6%, to $339 million for the nine months ended June 30, 2017 from $319 million for the nine months ended June 30, 2016. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue. Expressed as a percentage of revenue, selling and marketing expense remained flat at 13% for both the nine months ended June 30, 2017 and June 30, 2016.

Distribution expense increased by $3 million, or 7%, to $47 million for the nine months ended June 30, 2017 from $44 million for the nine months ended June 30, 2017. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the nine months ended June 30, 2017 and June 30, 2016.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$182	$29	$153	—%
Income attributable to noncontrolling interest	5	4	1	25%
Net income	187	33	154	—%
Income tax (benefit) expense	(132)	16	(148)	—%
Income before income taxes	55	49	6	12%
Other expense (income), net	21	(25)	46	—%
Interest expense, net	112	131	(19)	-15%
Loss on extinguishment of debt	35	4	31	—%
Operating income	223	159	64	40%
Amortization expense	152	188	(36)	-19%
Depreciation expense	38	37	1	3%
OIBDA	$413	$384	$29	8%

OIBDA

OIBDA increased by $29 million, or 8%, to $413 million for the nine months ended June 30, 2017 as compared to $384 million for the nine months ended June 30, 2016 as a result of higher Recorded Music and Music Publishing revenues. Expressed as a percentage of total revenue, OIBDA remained flat at 16% for the nine months ended June 30, 2017 and June 30, 2016.

Depreciation expense

Our depreciation expense increased by $1 million, or 3%, to $38 million for the nine months ended June 30, 2017 from $37 million for the nine months ended June 30, 2016.

Amortization expense

Our amortization expense decreased by $36 million, or 19%, to $152 million for the nine months ended June 30, 2017 from $188 million for the nine months ended June 30, 2016, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $64 million to $223 million for the nine months ended June 30, 2017 from $159 million for the nine months ended June 30, 2016. The increase in operating income was due to the factors that led to the increase in OIBDA and lower amortization expense, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $35 million for the nine months ended June 30, 2017 as compared to a loss on extinguishment of debt of $4 million for the nine months ended June 30, 2016. In the current year we recorded a loss related to the October 2016 Refinancing Transactions and 5.625% Senior Secured Notes redemption of $32 million and a loss related to the May 2017 Senior Term Loan Credit Agreement Amendment of $3 million. See Note 5 of our Consolidated Financial Statements for further discussion.

Interest expense, net

Our interest expense, net, decreased by $19 million, or 15%, to $112 million for the nine months ended June 30, 2017 from $131 million for the nine months ended June 30, 2016 due to the reduction in our debt and lower interest rates as a result of the October 2016 Refinancing Transactions and refinancing transactions that occurred in the fiscal year ended September 30, 2016.

Other expense (income), net

Other expense (income), net for the year includes a loss on our Euro denominated debt and derivative liabilities of $13 million and a $12 million loss on investments, compared to other income in the prior year due to a gain on the sale of real estate of $24 million and currency exchange gains on our Euro denominated debt of $2 million, partially offset by loss on intercompany loans of $4 million.

Income tax (benefit) expense

We recognized an income tax benefit of $132 million for the nine months ended June 30, 2017 as compared to an income tax expense of $16 million for the nine months ended June 30, 2016.  The change of $148 million in the income tax benefit primarily relates to a discrete U.S. tax benefit of $128 million for the reversal of a significant portion of our U.S. deferred tax asset valuation allowance, a discrete U.S. tax benefit of $60 million related to foreign currency losses on intra-entity loans, offset by $27 million of U.S. income tax expense for the nine months ended June 30, 2017, as compared to the nine months ended June 30, 2016 where no U.S. income tax expense was recorded.  As a reliable estimate of the annual effective tax rate could not be made, our income tax expense for the nine months ended June 30, 2016 was calculated based on a discrete tax rate.

Net Income

Net income increased by $154 million to $187 million for the nine months ended June 30, 2017 from $33 million for the nine months ended June 30, 2016 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $5 million for the nine months ended June 30, 2017 and $4 million for the nine months ended June 30, 2016.

Business Segment Results

Revenue, operating income and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Recorded Music
Revenue	$2,253	$2,038	$215	11%
Operating income	269	200	69	35%
OIBDA	397	364	33	9%
Music Publishing
Revenue	419	377	42	11%
Operating income	45	30	15	50%
OIBDA	97	82	15	18%
Corporate expenses and eliminations
Revenue elimination	(13)	(10)	(3)	30%
Operating loss	(91)	(71)	(20)	28%
OIBDA loss	(81)	(62)	(19)	31%
Total
Revenue	2,659	2,405	254	11%
Operating income	223	159	64	40%
OIBDA	413	384	29	8%

Recorded Music

Revenues

Recorded Music revenue increased by $215 million, or 11%, to $2,253 million for the nine months ended June 30, 2017 from $2,038 million for the nine months ended June 30, 2016. U.S. Recorded Music revenues were $991 million and $828 million, or 44% and 41%, of consolidated Recorded Music revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively. International Recorded Music revenues were $1,262 million and $1,210 million, or 56% and 59% of consolidated Recorded Music revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$710	$609	$101	17%
Product costs	457	431	26	6%
Total cost of revenues	$1,167	$1,040	$127	12%

Recorded Music cost of revenues increased by $127 million, or 12%, to $1,167 million for the nine months ended June 30, 2017 from $1,040 million for the nine months ended June 30, 2016.  Artist and repertoire costs as a percentage of revenue increased to 32% for the nine months ended June 30, 2017 from 30% for the nine months ended June 30, 2016 due to revenue mix, specifically strong performance from lower margin repertoire and higher artist related costs. Product costs as a percentage of revenue decreased to 20% for the nine months ended June 30, 2017 from 21% for the nine months ended June 30, 2016 due to the decline in concert promotion revenue, which tends to have higher costs and yield lower margins. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues increased to 52% for the nine months ended June 30, 2017 from 51% for the nine months ended June 30, 2016.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$332	$299	$33	11%
Selling and marketing expense	334	315	19	6%
Distribution expense	47	44	3	7%
Total selling, general and administrative expense	$713	$658	$55	8%

(1)	Includes depreciation expense of $24 million for both the nine months ended June 30, 2017 and June 30, 2016.

Recorded Music selling, general and administrative expense increased by $55 million, or 8%, to $713 million for the nine months ended June 30, 2017 from $658 million for the nine months ended June 30, 2016. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in variable compensation expense of $26 million associated with improved operating performance and an increase in variable marketing expense and a net loss on divestitures of $4 million compared to a net gain on divestitures of $6 million in the prior year period. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained flat at 32% for both the nine months ended June 30, 2017 and June 30, 2016.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating Income	$269	$200	$69	35%
Depreciation and amortization	128	164	(36)	-22%
OIBDA	$397	$364	$33	9%

Recorded Music OIBDA increased by $33 million, or 9%, to $397 million for the nine months ended June 30, 2017 from $364 million for the nine months ended June 30, 2016 as a result of higher Recorded Music revenues, partially offset by increased artist and repertoire costs. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA remained flat at 18% for both the nine months ended June 30, 2017 and June 30, 2016.

Recorded Music operating income increased by $69 million to $269 million for the nine months ended June 30, 2017 from $200 million for the nine months ended June 30, 2016 due to the factors that led to the increase in Recorded Music OIBDA noted above and a decrease in amortization expense due to intangible assets becoming fully amortized.

Music Publishing

Revenues

Music Publishing revenues increased by $42 million, or 11%, to $419 million for the nine months ended June 30, 2017 from $377 million for the nine months ended June 30, 2016. U.S. Music Publishing revenues were $193 million and $164 million, or 46% and 43%, of Music Publishing revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively. International Music Publishing revenues were $226 million and $213 million, or 54% and 57%, of Music Publishing revenues for the nine months ended June 30, 2017 and June 30, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$276	$241	$35	15%
Total cost of revenues	$276	$241	$35	15%

Music Publishing cost of revenues increased by $35 million, or 15%, to $276 million for the nine months ended June 30, 2017 from $241 million for the nine months ended June 30, 2016. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 66% for the nine months ended June 30, 2017 from 64% for the nine months ended June 30, 2016, primarily due to revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$49	$57	$(8)	-14%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$50	$58	$(8)	-14%

(1)	Includes depreciation expense of $4 million for both the nine months ended June 30, 2017 and June 30, 2016.

Music Publishing selling, general and administrative expense decreased by $8 million, or 14%, to $50 million for the nine months ended June 30, 2017 from $58 million for the nine months ended June 30, 2016. General and administrative expense for the nine months ended June 30, 2017 decreased due to costs related to the Happy Birthday settlement and higher severance charges taken in the prior year. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the nine months ended June 30, 2017 from 15% for the nine months ended June 30, 2016.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating income	$45	$30	$15	50%
Depreciation and amortization	52	52	—	—%
OIBDA	$97	$82	$15	18%

Music Publishing OIBDA increased by $15 million to $97 million for the nine months ended June 30, 2017 from $82 million for the nine months ended June 30, 2016 as a result of higher Music Publishing revenue and lower general and administrative expense offset by higher artist and repertoire costs, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 23% for the nine months ended June 30, 2017 from 22% for the nine months ended June 30, 2016.

Music Publishing operating income increased by $15 million to $45 million for the nine months ended June 30, 2017 from $30 million for the nine months ended June 30, 2016 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $20 million to $91 million for the nine months ended June 30, 2017 from $71 million for the nine months ended June 30, 2016 due mainly to an increase in variable compensation expense of $14 million associated with improved operating performance and costs associated with our U.S. shared services relocation and other transformation initiatives totaling $7 million.

Our OIBDA loss from corporate expenses and eliminations increased by $19 million to $81 million for the nine months ended June 30, 2017 from $62 million for the nine months ended June 30, 2016 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at June 30, 2017

At June 30, 2017, we had $2.797 billion of debt (which is net of $31 million of deferred financing costs), $567 million of cash and equivalents (net debt of $2.230 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $308 million of Warner Music Group Corp. equity. This compares to $2.778 billion of debt (which is net of $34 million of deferred financing costs), $359 million of cash and equivalents (net debt of $2.419 billion) and $195 million of Warner Music Group Corp. equity at September 30, 2016.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2017 and June 30, 2016 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Nine Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating Activities	$309	$207
Investing Activities	(6)	1
Financing Activities	(97)	(105)

Operating Activities

Cash provided by operating activities was $309 million for the nine months ended June 30, 2017 as compared with cash provided by operating activities of $207 million for the nine months ended June 30, 2016. The primary drivers of the $102 million increase in cash provided by operating activities was an increase in comparative OIBDA of $29 million and the benefit of changes in working capital from operations, including the timing of royalty advances and royalty payables and increased non-cash share-based compensation expense of $17 million, offset by the timing of collections.

Investing Activities

Cash used in investing activities was $6 million for the nine months ended June 30, 2017 as compared with cash provided by investing activities of $1 million for the nine months ended June 30, 2016. The $6 million of cash used in investing activities in the nine months ended June 30, 2017 consisted of $9 million of business investments and acquisitions, $11 million to acquire music publishing rights and $29 million of capital expenditures, partially offset by $43 million proceeds from divestitures. The $1 million of cash provided by investing activities for the nine months ended June 30, 2016 consisted of $42 million of proceeds from the sale of real estate and $27 million proceeds from divestitures, partially offset by $23 million of business investments and acquisitions, $14 million to acquire music publishing rights, and $31 million of capital expenditures.

Financing Activities

Cash used in financing activities was $97 million for the nine months ended June 30, 2017 compared to $105 million for the nine months ended June 30, 2016. The $97 million of cash used in financing activities for the nine months ended June 30, 2017 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $13 million, special cash dividends paid of $54 million, and a distribution to our non-controlling interest holders of $4 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million. The $105 million of cash used in financing activities for the nine months ended June 30, 2016 consisted of the repayment of $50 million of Holdings 13.75% Senior Notes, $3 million of call premiums on early redemptions of debt, open market repurchase of $24 million of Acquisition Corp. 6.75% Senior Notes, $10 million in amortization payments on the Senior Term Loan Facility, $14 million repayment of capital lease obligations and a $4 million distribution to our non-controlling interest holders.

There were no drawdowns on the Revolving Credit Facility during the nine months ended June 30, 2017 or the nine months ended June 30, 2016.

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

Existing Debt as of June 30, 2017

As of June 30, 2017, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	989
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	389
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	630
Total debt (h)	$2,797

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at June 30, 2017. There were no loans outstanding under the Revolving Credit Facility at June 30, 2017.

(b)	Principal amount of $1.006 billion less unamortized discount of $6 million and unamortized deferred financing costs of $11 million at June 30, 2017.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at June 30, 2017.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at June 30, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at June 30, 2017. Principal amount of $395 million less unamortized deferred financing costs of $6 million at June 30, 2017

(f)	Principal amount of $250 million less unamortized deferred financing costs of $4 million at June 30, 2017.
(g)	Principal amount of $635 million less unamortized deferred financing costs of $5 million at June 30, 2017.
(h)	Principal amount of debt of $2.834 billion less unamortized discount of $6 million and unamortized deferred financing costs of $31 million at June 30, 2017.

For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of June 30, 2017.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended June 30, 2017. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended June 30, 2017
Net Income	$194
Income tax expense	(137)
Interest expense, net	154
Depreciation and amortization	258
Loss on extinguishment of debt (a)	39
Net loss on divestitures (b)	5
Restructuring costs (c)	7
Net hedging gains and foreign exchange losses (d)	18
Management fees (e)	9
Transaction costs (f)	2
Business optimization expenses (g)	10
Equity based compensation expense (h)	38
Other non-cash charges (i)	5
Pro forma impact of certain transactions (j)	9
Pro Forma Consolidated EBITDA	$611
Senior Secured Indebtedness (k)	$2,048
Leverage Ratio (l)	3.35x

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the July 2016 debt redemption and the October 2016 refinancing transaction and November Amendment and redemption.
(b)	Reflects net loss on divestitures.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net gains from hedging activities and unrealized losses due to foreign exchange.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects mainly integration and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation.
(h)	Reflects equity based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, offset by a non-cash loss on investment.
(j)	Reflects expected savings resulting from our U.S. shared services relocation and other transformation initiatives.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.198 billion less cash of $150 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended June 30, 2017. This is calculated net of cash and equivalents of the Company as of June 30, 2017 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.625:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy, the continued transition from physical to digital sales and continued growth in digital sales in the recorded music and music publishing businesses. We or any of our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our outstanding debt or debt securities with available cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2016, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2017, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2016.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2017, the Company had outstanding hedge contracts for the sale of $137 million and the purchase of $78 million of foreign currencies at fixed rates. Subsequent to June 30, 2017, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2017, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $6 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.834 billion of principal debt outstanding at June 30, 2017, of which $1.006 billion was variable rate debt and $1.828 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At June 30, 2017, 65% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2017, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six month LIBOR rate.

Based on the level of interest rates prevailing at June 30, 2017, the fair value of the fixed rate and variable rate debt was approximately $2.917 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $10 million or increase the fair value of the fixed rate debt by approximately $8 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

Our variable-rate debt is subject to variable interest rates. A 25 basis point increase in current interest rates will not have a material impact on our annual interest expense. The Revolving Credit Facility is subject to variable interest rates but is assumed to be undrawn for purposes of this calculation. Our Revolving Credit Facility remained undrawn as of the date of filing of this quarterly report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 12, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

10.1*

Third Incremental Commitment Amendment, dated as of May 22, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) parties hereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG, Cayman Islands Branch, as Tranche D Term Lender

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2017, filed on August 8, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

August 8, 2017

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)