Form 10-K
period 2017-09-30
Warner Music Group Corp.
filed 2017-12-05
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no public market for the Registrant’s common stock. As of December 5, 2017 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

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

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the United States. We generated revenues of $3.576 billion during the fiscal year ended September 30, 2017.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, Vinyl and DVDs) and digital (such as streaming and downloads) formats. We have one of the world’s largest and most diverse recorded music catalogs. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fan clubs, sponsorships, concert promotions and artist management, among other areas. We often refer to these rights as “artist services and expanded-rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” Prior to intersegment eliminations, our Recorded Music business generated revenues of $3.020 billion during the fiscal year ended September 30, 2017.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions, and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 70,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $572 million during the fiscal year ended September 30, 2017.

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

Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 (we also acquired the remaining interest in Roadrunner in 2010), international expansion, such as our acquisitions of Gala in Russia in 2013 and Gold Typhoon in China in 2014, selective investments in complimentary businesses, such as our acquisitions of X5 in 2016 and selected assets of concert discovery platform SongKick in 2017 and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog in 2007 and Southside Independent Music Publishing in 2011.

On July 20, 2011, we completed the Merger with an affiliate of Access pursuant to which Access became the beneficial owner of 100% of our equity and our controlling shareholder.

On July 1, 2013, we completed the acquisition (the “PLG Acquisition”) of Parlophone Label Group (“PLG”). PLG included a broad range of some of the world’s best-known recordings and classic and contemporary artists spanning a wide array of musical genres. PLG was comprised of the historic Parlophone label and Chrysalis and Ensign labels in the U.K., as well as EMI Classics and Virgin Classics, and EMI’s recorded music operations in Belgium, Czech Republic, Denmark, France, Norway, Poland, Portugal, Slovakia, Spain and Sweden. PLG’s artists included Air, Alain Souchon, Camille, Coldplay, Daft Punk, Danger Mouse, David Bowie, David Guetta, Deep Purple, Duran Duran, Eliza Doolittle, Gorillaz, Iron Maiden, Jean-Louis Aubert, Jethro Tull, Julien Clerc, Kylie Minogue, M. Pokora, Magic System, Pablo Alborán, Pink Floyd, Roxette, Tina Turner and Tinie Tempah, as well as many developing and up-and-coming artists. PLG’s EMI Classics and Virgin Classics brand names were not included with the PLG Acquisition. WMG has rebranded these businesses, respectively, as Warner Classics and Erato.

Warner Music Group is today home to a collection of record labels, including Asylum, Atlantic, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Rhino, Roadrunner, Sire, Spinnin’, Warner Bros., Warner Classics and Warner Music Nashville, as well as Warner/Chappell Music, one of the world’s leading music publishers.

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

Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our Recorded Music and Music Publishing catalogs and new recordings and songs from our roster of recording artists and songwriters. In any given year, only a small percentage of our total revenue depends on recording artists and songwriters without an established track record and our revenue base does not depend on any single recording artist, songwriter, recording or song. We have built a large and diverse catalog of recordings and songs that covers a wide breadth of musical styles, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues and gospel music. We are a significant player in each of our major geographic regions. Continuing to enter into additional expanded-rights deals will further diversify the revenue base of our Recorded Music business and we continue to make selective investments in established and emerging markets.

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements beyond improving our IT infrastructure. We have contractual flexibility with regard to the timing and amounts of advances paid to recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital expenditure maintenance requirements are predictable. In fiscal year 2015 we also incurred expenditures related to the relocation of our corporate headquarters and in fiscal year 2017 we incurred expenditures in connection with the consolidation of our West Coast operations and the relocation of our shared services center to Nashville. We expect to continue to incur expenses related to these projects in fiscal year 2018. We also continue to focus on cost control by seeking sensible opportunities to convert fixed costs to variable costs, to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs and continuing to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital streaming of both audio and video content and digital downloads of single tracks and albums. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels through strong partnerships and developing innovative products and services to further leverage our content and rights. For the fiscal year ended September 30, 2017, digital revenue represented approximately 52% of our total revenue versus 46% for the fiscal year ended September 30, 2016 and in fiscal year 2017 digital streaming was our largest source of Recorded Music revenue. We have integrated the development of innovative digital products and strategies throughout our business and have established a culture of product innovation. Through our digital initiatives we have established strong relationships with our customers and have become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Strong Management Team and Strategic Investor. Our management team has continued to successfully implement our business strategy, including delivering strong results in our digital business and continuing to diversify our revenue mix. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. During fiscal year 2013, our management team successfully completed the PLG Acquisition and related financing. During fiscal years 2012 to 2017, management completed several refinancings of our debt, lowering interest expenses. In addition, since our acquisition by Access in July 2011, we have benefited from our partnership with Access, which has provided us with strategic direction and planning support to help us manage the ongoing transition in the recorded music industry.

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

Maximize the Value of Our Music Assets. Our relationships with recording artists and songwriters, along with our recorded music and music publishing catalogs are our most valuable assets. We intend to continue to exploit the value of these assets through a variety of distribution channels, formats and products to generate significant cash flow from our music-based content. We believe that the ability to monetize our music-based content will improve over time as we drive users and engagement across current and emerging distribution channels. We will seek to exploit the potential of previously under-monetized content in new channels, formats and product offerings. We will also continue to work with our partners to explore creative approaches and develop new deal structures and product offerings to take advantage of new distribution channels. We also intend to continue to expand our global footprint through strategic acquisitions, partnerships and organic growth in markets where we see opportunities to grow revenues, supplementing our global organization with local investment.

Capitalize on Digital Distribution and Emerging Technologies. We are embracing commercial innovation and believe the growth of digital formats will continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry. Legitimate digital music services offer ease of use, discovery, quality, portability and seamlessness relative to illegal alternatives. We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. For the year ended September 30, 2017, our Recorded Music digital revenue significantly exceeded physical revenue. We also intend to continue to invest in emerging technologies, including AI, AR, VR, high-res audio, mobile messaging, social and other technologies to continue to build new revenue streams and position us for long-term growth.

Focus on Continued Management of Our Cost Structure. We plan to continue to maintain a disciplined approach to cost management in our business and to pursue additional cost savings with a focus on aligning our cost structure with our strategy and optimizing the implementation of our strategy. As part of this focus, we will continue to monitor industry conditions to ensure that our business remains aligned with industry trends. We also plan to continue to aggressively shift resources from our physical sales channels to efforts focused on digital sales channels and other new revenue streams. As digital revenue makes up a greater portion of total revenue, we plan to manage our cost structure accordingly. In addition, we will continue to look for opportunities to convert fixed costs to variable costs through realigning or outsourcing certain functions or leveraging more effective IT systems where these initiatives provide additional cost savings. We are constantly monitoring our costs and seeking additional cost savings.

Contain Digital Piracy. Containing piracy continues to be a major focus of the music industry and we, along with the rest of the industry, continue to take multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. We expect that the effectiveness of technological measures to deter piracy will continue to improve including the ability to automate large-scale takedowns of infringing links, the identification of major brands advertising on rogue sites, sending notices via ISPs to repeat infringers and website/domain blocking and takedowns of infringing mobile applications. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy. Research conducted by Ipsos, a recognized third-party market research firm, in conjunction with IFPI, shows that the net incidence of music piracy across 13 key countries in 2017 rose marginally year-over-year, with ‘streamripping’ being the dominant form. However, almost all pirates also used an authorized method of accessing, acquiring, and/or consuming music, with only 2% of consumers across the 13 countries solely doing so via illegitimate means.

Recorded Music (84%, 84% and 84% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2017, 2016 and 2015)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing music and marketing and promoting artists and their products.

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music operations through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

Outside the United States, our Recorded Music activities are conducted in more than 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the music of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute our records to non-affiliated third-party record labels. Our international artist services operations include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists as well as management companies that guide artists with respect to their careers.

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; various distribution centers and ventures operated internationally.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to an expanded universe of digital partners, including digital streaming services such as Amazon, Apple Music, Deezer, Napster, Soundcloud, Spotify and YouTube, digital radio services such as iHeart Radio, Pandora and Sirius XM and digital download services such as Apple’s iTunes and Google Play.

We have integrated the exploitation of digital content into all aspects of our business, including artist and repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

In the U.S., our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell or license these finished recordings to legitimate digital channels and retail stores. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues and gospel. Internationally, we market and sell U.S. and local repertoire through our network of affiliates and licensees in more than 50 countries. With a roster of local artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

Many of our recording artists continue to appeal to audiences long after we cease to release their new recordings. We have an efficient process for sustaining sales across our catalog releases. Relative to our new releases, we spend comparatively small amounts on marketing for our catalog.

We maximize the value of our catalog of recorded music through our Rhino business unit and through activities of each of our record labels. We use our catalog as a source of material for re-releases, compilations, box sets and special package releases, which provide consumers with incremental exposure to familiar songs and artists. Rhino also releases new soundtrack albums and new music from legacy artists; as well as exploiting the name and likeness of certain artist estates and brands.

Representative Worldwide Recorded Music Artists

A Boogie wit da Hoodie	David Bowie	Iron Maiden	My Chemical Romance	Sigur Rós
A-ha	Death Cab for Cutie	James Blunt	Nek	Simple Plan
Air	Deftones	Katherine Jenkins	New Order	Skillet
Alt-J	Jason Derulo	Jane's Addiction	Never Shout Never	Skrillex
Andra Day	Disturbed	Jethro Tull	Nickelback	Slipknot
Jean-Louis Aubert	Donkeyboy	Johnny Hallyday	Stevie Nicks	The Smiths
Avenged Sevenfold	The Doors	Julien Clerc	Nico and Vinz	Spandau Ballet
Frankie Ballard	DRAM	k.d. lang	Notorious B.I.G.	Regina Spektor
The Baseballs	Dream Theater	Kehlani	Paolo Nutini	Staind
Jeff Beck	Duran Duran	Kid Rock	Opeth	Rod Stewart
Gary Clark Jr.	Eagles	Killswitch Engage	Pablo Alborán	The Streets
Biffy Clyro	Brett Eldrege	Kobukuro	Panic! At the Disco	Sturgill Simpson
Big Smo	Eliza Doolittle	Kodak Black	Pantera	Alain Souchon
Billy Talent	Missy Elliott	Korn	Paramore	Stone Sour
Birdy	The Enemy	Kraftwerk	Laura Pausini	Stone Temple Pilots
The Black Keys	Enya	Jana Kramer	Pendulum	Superfly
Black Sabbath	Jimmy Fallon	Larry the Cable Guy	Christina Perri	Cole Swindell
Blur	Flaming Lips	Hugh Laurie	Peter Fox	Mariya Takeuchi
Miguel Bosé	Fleetwood Mac	Led Zeppelin	Tom Petty	Tegan and Sara
Michelle Branch	Flo Rida	Ligabue	Pink Floyd	Tina Turner
Bruno Mars	Aretha Franklin	Lil Pump	Plan B	Tinie Tempah
Michael Bublé	Foreigner	Lil Uzi Vert	Portugal. The Man	Theory of a Deadman
Cardi B	fun.	Lily Allen	Primal Scream	Rob Thomas
The Cars	Galantis	Linkin Park	Prince	Trans-Siberian Orchestra
Cee Lo Green	Kevin Gates	Dua Lipa	Charlie Puth	Trey Songz
Tracy Chapman	Genesis	Lynyrd Skynyrd	The Ramones	Ty Dolla $ign
Ray Charles	Rhiannon Giddens	M. Pokora	Randy Travis	Jolin Tsai
Charlie XCX	Gloriana	Machine Head	Red Hot Chili Peppers	Twenty One Pilots
Cher	Lukas Graham	Christophe Maé	Bebe Rexha	Twisted Sister
Chicago	Gojira	Magic System	Damien Rice	Uncle Kracker
Eric Clapton	Goo Goo Dolls	Maná	Kenny Rogers	Van Halen
Kelly Clarkson	Josh Groban	Melanie Martinez	Roxette	Westernhagen
Coldplay	Grateful Dead	Mastodon	Rudimental	Whitesnake
Ornette Coleman	Green Day	matchbox twenty	Rumer	Wilco
Phil Collins	Gorillaz	MC Solaar	Rush	Wiz Khalifa
John Coltrane	Gucci Mane	Bette Midler	Todd Rundgren	The Wombats
Alice Cooper	David Guetta	Luis Miguel	Alejandro Sanz	Yes
The Corrs	Halestorm	Kylie Minogue	Seal	Neil Young
Crosby, Stills & Nash	Hard-Fi	Janelle Monáe	Sean Paul	Young the Giant
Sheryl Crow	Emmylou Harris	The Monkees	Seeed	Young Thug
Daft Punk	Hunter Hayes	Ashley Monroe	Ed Sheeran	Youssou N’Dour
Dan + Shay	The Head and the Heart	Jason Mraz	Blake Shelton	Zac Brown Band
Danger Mouse	Faith Hill	Muse	Shinedown	ZZ Top

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

We are also continuing to transition to other forms of business models with recording artists to adapt to changing industry conditions. Many of the recording agreements we currently enter into are expanded-rights deals, in which we share in the touring, merchandising, sponsorship/endorsement, fan club or other non-traditional music revenues associated with those artists.

Marketing and Promotion

Our approach to marketing and promoting our artists and their recordings is comprehensive. Our goal is to maximize the likelihood of success for new releases as well as to stimulate the success of catalog releases. We seek to increase the value of music, and help our artists connect with their fans.

The marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining financial discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are regularly evaluated based on updated artist retail sales reports and radio airplay data, so that a promotion plan can be quickly adjusted if necessary..

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

Sales and Digital Distribution

We generate sales from the new releases of current artists and our catalog of recordings. In addition, we actively repackage music from our catalog to form new compilations. Our sales are generated in digital formats including streaming and downloads, CD format, as well as through historical formats, such as vinyl albums.

Most of our physical sales represent purchases by a wholesale or retail distributor. Our sale and return policies are in accordance with wholesale and retailer requirements, applicable laws and regulations, territory and customer-specific negotiations, and industry practice. We attempt to minimize the return of unsold product by working with retailers to manage inventory and SKU counts as well as monitoring shipments and sell-through data.

We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music. The digital sales channel—both online and mobile—has become an increasingly important sales channel. Online sales include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, there has been a proliferation of legitimate online service providers, which sell digital music on a per-album or per-track basis or offer subscription and streaming services. Various mobile service providers also offer their subscribers the ability to stream or download music on mobile devices. We currently partner with a broad range of digital service providers, such as Amazon, Apple, Deezer, KKBox, Napster, Spotify, Telefonica, Tencent, YouTube and Google, and are actively seeking to develop and grow our digital business. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.

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

Music Publishing (16%, 16% and 16% of consolidated revenues, before intersegment eliminations, for fiscal years ended September 30, 2017, 2016 and 2015)

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the composition.

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

Music Publishing Portfolio

Representative Songwriters

Rhett Akins	Halestorm	Nickelback
Steve Aoki	Jerome Harmon	Paramore
Beyoncé	Ben Hayslip	Katy Perry
Belly	Brett James	Plain White T’s
Michelle Branch	Jay Z	Cole Porter
Brody Brown	Ian Kirkpatrick	The Ramones
James Brown	Kool & the Gang	Pricilla Renea
Bruno Mars	Lady Antebellum	Damien Rice
Michael Bublé	Kendrick Lamar	Rihanna
Captain Cuts	Led Zeppelin	Liz Rose
Harry Chapin	Lil Wayne	Mort Shuman
Eric Clapton	Little Big Town	Stephen Sondheim
Dido	Tove Lo	Staind
Sean Douglas	Madonna	A Thousand Horses
Dream	Maná	Justin Trantor
Dr. Dre	Curtis Mayfield	Twenty One Pilots
Echosmith	Johnny Mercer	Kurt Weill
fun.	George Michael	Barry White
Nicole Galyon	Julia Michaels	Mike Will
Kenneth Gamble and Leon Huff	Nick Monson	John Williams
George and Ira Gershwin	Van Morrison	Lucinda Williams
Barry Gibb	Muse	Pharrell Williams
Brantley Gilbert	Kacey Musgraves	Wiz Kalifa
Ashley Gorley	Dave Mustaine	Wolf Cousins
Green Day	Tim Nichols	Rob Zombie

Representative Songs

1950s and Prior	1960s	1970s
As Time Goes By	Build Me Up Buttercup	A Horse With No Name
Dream A Little Dream Of Me	Everyday People	Ain’t No Stopping Us Now
Frosty The Snowman	For What It’s Worth	Hot Stuff
Jingle Bell Rock	I Only Want To Be With You	Killing Me Softly
Misty	Save The Last Dance For Me	Layla
Night And Day	This Magic Moment	Listen To The Music
Summertime	Viva Las Vegas	Moondance
That's All Right	Walk On By	Stairway To Heaven
When I Fall In Love	When A Man Loves A Woman	Star Wars Theme
Winter Wonderland	Whole Lotta Love	Staying Alive

1980s	1990s	2000s	2010 and after
Celebration	Believe	American Idiot	Drunk In Love
Endless Love	Closing Time	Crazy	Firework
Eye Of The Tiger	Creep	Crazy In Love	Glad You Came
Flashdance	End Of The Road	Gotta Be Somebody	Grenade
Indiana Jones Theme	Gonna Make You Sweat	Hey There Delilah	Just The Way You Are
Jump	Livin’ La Vida Loca	Home	Let It Go
Like A Prayer	Macarena	I Kissed A Girl	See You Again
Morning Train	MMMBop	Rockstar	Somebody That I Used To Know
Slow Hand	Sunny Came Home	Umbrella	Uptown Funk
The Wind Beneath My Wings	This Kiss	White Flag	We Are Young

Music Publishing Royalties

Warner/Chappell, as a copyright owner and/or administrator of copyrighted musical compositions, is entitled to receive royalties for the exploitation of musical compositions. We continually add new musical compositions to our catalog, and seek to acquire rights in songs that will generate substantial revenue over the long term.

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

Performance: performance of the song to the general public

•	Broadcast of music on television, radio and cable
•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
•	Broadcast of music at sporting events, restaurants or bars
•	Performance of music in staged theatrical productions

Digital: sale of recorded music in various digital formats

•	Digital recordings such as streaming services, digital downloads and digital performance

Mechanical: sale of recorded music in various physical formats

•	Physical recordings such as CDs, vinyl and DVDs

Synchronization: use of the song in combination with visual images

•	Films or television programs
•	Television commercials
•	Video games
•	Merchandising, toys or novelty items

Other:

•	Licensing of copyrights for use in printed sheet music

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

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. Due to online piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer filesharing and CD-R activity. See “Industry Overview—Recorded Music—Piracy.” Additionally, we compete, to a lesser extent, for disposable consumer income with alternative forms of entertainment, content and leisure activities, such as cable and satellite television, pre-recorded films on DVD, the Internet, computers, mobile applications and video games.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2016, the three largest major record companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for 73% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 27%, including independent music companies. Universal Music Group was the market leader with a 33% worldwide market share in 2016 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with a 22% share. We held an 18% share of worldwide recorded music sales globally in 2016.

The music publishing business is also highly competitive. The top three music publishers collectively accounted for 59% of the market. Based on Music & Copyright’s most recent estimates published in May 2017, Sony/ATV was the market leader in music publishing in 2016 with a 27% share (reflecting its administration of the EMI music publishing assets).  Universal Music Publishing, having acquired BMG Music Publishing Group in 2007, was the second largest music publisher with a 20% share, followed by us at 12%. There are many mid-sized and smaller players in the industry that represent the balance of the market, including many individual songwriters who publish their own works.

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

Trademarks

We consider our trademarks to be valuable assets to our business. As such, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Asylum, Atlantic, Elektra, Sire, Spinnin’, Reprise, Parlophone, Rhino, WEA and Warner/Chappell. We also use certain trademarks pursuant to royalty-free license agreements. Of these, the duration of the license relating to the WARNER and WARNER MUSIC marks and “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which may include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

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

Employees

As of September 30, 2017, we employed approximately 4,520 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

Financial Information About Segments

Financial and other information by segment, and relating to foreign and domestic operations, and customer concentration for each of the last three fiscal years is set forth in Note 13 to the Consolidated Audited Financial Statements.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2016, according to IFPI, generated $15.7 billion in trade value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The exploitation of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of the third calendar quarter of 2017 (i.e., the week ending September 28, 2017), according to Nielsen’s Music Connect system, 65% of all calendar year-to-date U.S. album unit sales, plus track-equivalent album sales and stream-equivalent on-demand album consumption, came from recordings more than 18 months old.

According to IFPI, the top five territories (the U.S., Japan, the U.K., Germany, and France) collectively accounted for 73% of the related sales in the recorded music market in calendar year 2016. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 34% of total calendar year 2016 recorded music sales on a trade value basis. The U.S. and Japan are largely local music markets, with 93% and 87% of their calendar year 2015 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with international repertoire in that territory constituting 42% of physical music sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online retailers in recent years. Online sales of physical product as well as digital downloads have grown, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels since that time, their share contracted to 28% in calendar year 2008. Mass-market retailers accounted for 14% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S. in calendar year 2016, according to SoundScan data. In addition, revenues resulting from music streaming services now represent a significant share of the overall recorded music market in the U.S. Data published by the RIAA shows that when the streaming category was taken into account, it was responsible for 62% of total year-to-date estimated industry retail value through the first half of calendar year 2017. In terms of genre, R&B/hip-hop surpassed rock and became the most popular style of music in the U.S. overall, representing 25% of the music purchased and consumed on streaming services in the U.S. through the first half of calendar year 2017, as captured and calculated by Nielsen Entertainment, although genres such as country, pop, electronic/dance music (EDM), and Latin music are also popular and outperform in specific formats.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2016, the physical business experienced a 16% year-over-year decline on a value basis.  However, U.S. performance figures for the market overall in calendar year 2016, as well as through the first half of calendar year 2017, reflected year-over-year increases in estimated retail revenues of 11% and 17%, respectively, suggesting that revenues from streaming services are offsetting declines in other formats. While the 6% year-over-year increase in global trade revenues reported by IFPI for calendar year 2016 also indicates that the climate may be improving, the experience varies by market, with some markets still being adversely impacted to varying degrees by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

Notwithstanding these factors, we believe that music industry results could continue to improve based on the continued mobilization of the industry as a whole against piracy and the development and broad adoption of legitimate digital distribution channels.

Piracy

One of the industry’s biggest challenges is combating piracy. Music piracy exists in two primary forms: digital (which includes illegal downloading, streaming piracy and CD-R piracy) and industrial:

•

Digital piracy has grown dramatically, enabled by the increasing penetration of broadband Internet access and the ubiquity of powerful microprocessors, fast optical drives (particularly with writable media, such as CD-R) and large inexpensive disk storage in personal computers. The combination of these technologies has allowed consumers to easily, flawlessly and almost instantaneously make high-quality copies of music using a home computer by “ripping” or converting musical content from CDs into digital files, stored on local disks. These digital files can then be distributed for free over the Internet through anonymous peer-to-peer filesharing networks such as BitTorrent and Frostwire (“illegal downloading”). Alternatively, these files can be burned onto multiple CDs for physical distribution (“CD-R piracy”). IFPI identified nearly 20 million URLs hosting infringing content and actioned them for removal in 2016.  In addition, IFPI states that 339 million requests were sent to Google requiring it to ‘delist’ infringing sites.  These figures represent only a fraction of sites and activity surrounding infringement.

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

•

Educational: Led by RIAA and IFPI, the industry launched an aggressive campaign of consumer education designed to spread awareness of the illegality of various forms of piracy through aggressive print and television advertisements. These efforts have yielded positive results in impacting consumer behaviors and attitudes with regard to filesharing of music. A survey conducted by MusicWatch, a market research firm, in December 2016 showed that roughly 1 in 5 U.S. Internet users aged 13 or older who stopped or decreased their usage of filesharing services for music in the year covered by the survey were motivated by concerns about being sued and/or the legality of such services, as well as moral implications. Research conducted by Ipsos across 13 countries, as cited in IFPI’s Music Consumer Insight Report 2016, found that a majority (50%+) of respondents in various age groups from 13 – 64 years old agreed that “downloading/streaming music without permission is stealing.”

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

•

Development of online and mobile alternatives: We believe that the development and success of legitimate digital music channels will be an important driver of recorded music sales and monetization going forward, as they represent both revenue stream and a potential inhibitor of piracy. The music industry has been encouraged by the proliferation and success of legitimate digital music distribution options. We believe that these legitimate online distribution channels offer several advantages to illegal peer-to-peer networks, including greater ease of use, higher quality and more consistent music product, faster downloading and streaming, better search and discovery capabilities and seamless integration with portable digital music players. Legitimate online download stores and streaming music services began to be established in 2001 beginning with the launch of Rhapsody (currently known as Napster) in late 2001 and continuing through the launch of Apple’s iTunes music store in April 2003. Since then, many others (both large and small) have launched download and ad-supported and subscription streaming music services, offering a variety of models, including per-track pricing, per-album pricing and monthly subscriptions. According to Pro-music, a coalition of trade organizations representing record companies, music publishers, artists and musicians, retailers, and others engaged in the music business, including IFPI, there are more than 400 legal digital music services providing alternatives to illegal filesharing in markets around the world, with major international services operating in a multitude of territories. Devices such as smartphones and tablets that are equipped with new capabilities are increasingly offering consumers greater capability to acquire and consume full-track downloads and streaming audio and video through mobile platforms as well as online. These devices are further facilitating usage of legitimate options.

These efforts are incremental to the long-standing push by organizations such as RIAA and IFPI to curb industrial piracy around the world. In addition to these actions, the music industry is increasingly coordinating with other similarly impacted industries (such as software and filmed entertainment) to combat piracy.

We believe these actions have contained piracy levels in a number of markets. A survey conducted by MusicWatch covering activity in the second calendar quarter of 2017 showed that incidence of peer-to-peer (P2P) sharing of music among U.S. Internet users aged 13 or older rose slightly during the quarter but remained in single digit percentages. The survey also reflected that other types of unauthorized music sharing, such as the downloading of music via mobile apps, and the transfer of music files to/from hard drives and flash drives, were generally down or stable compared to earlier quarters.

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

In the U.S., mechanical royalties are collected by music publishers from recorded music companies or via The Harry Fox Agency, a non-exclusive licensing agent affiliated with SESAC, while outside the U.S., collection societies generally perform this function. Once mechanical royalties reach the publisher (either directly from record companies or from collection societies), percentages of those royalties are paid or credited to the writer or other rightsholder of the copyright in accordance with the underlying rights agreement. Mechanical royalties are paid at a penny rate of 9.1 cents per song per unit in the U.S. for physical formats (e.g., CDs and vinyl albums) and permanent digital downloads (recordings in excess of five minutes attract a higher rate). There are also rates set for interactive streaming and non-permanent downloads based on a formula that takes into account revenues paid by consumers or advertisers with certain minimum royalties that may apply depending on the type of service. “Controlled composition” provisions contained in some recording agreements may apply to the rates mentioned above pursuant to which artist/songwriters license their rights to their record companies for as little as 75% of the statutory rates. The current U.S. statutory mechanical rates will remain in effect through December 31, 2018. In most other territories, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. In international markets, these rates are determined by multi-year collective bargaining agreements and rate tribunals.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in streaming and downloads. The worldwide professional music publishing market was estimated to have generated $4.42 billion in revenues in calendar year 2016 according to figures published in May 2017 by Music & Copyright.

In addition, major publishers have the opportunity to generate significant value by the acquisition of other music publishers by extracting cost savings (as acquired libraries can be administered with little incremental cost) and by increasing revenues through more aggressive monetization efforts.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this annual report on Form 10-K, certain risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” following this Item 1A. Risk Factors.

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

In the last several years, recorded music sales have been mainly flat with some slight growth in the past few years following a long period of decline, while legal digital music has experienced rapid growth since 2003, and revenue streams from downloading and streaming have emerged. In fact, growth in digital sales offset declines in physical sales in 2015 and 2016 and continued to do so in 2017. Streaming revenue is important as it is offsetting declines in downloads and physical sales and represents a growing area of our Recorded Music business. According to IFPI, digital downloads accounted for 30% of global digital revenues in 2016. Streaming revenue, which includes revenue from ad-supported and subscription services, accounted for 59% of digital revenues in 2016, up 16 percentage points year-over-year. Although revenues from digital downloads fell by 20.5% in 2016, the decline was offset by an increase in streaming revenue, helping total digital revenues grow by 17.7%. Streaming models comprise a range of margins. For some streaming models, our margins are superior to those for downloads and for others, our margins are slightly less. We expect these trends to continue to impact our results for the foreseeable future. There can be no assurance that this growth pattern will persist or that digital revenue will grow at a rate sufficient to offset declines in physical sales. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from sales and other exploitation of recorded music.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs or profit margins associated with our digital business, including the impact of ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws. Due to “safe harbor” defenses, revenue from ad-supported music services do not fully reflect increases in consumption. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Walmart and Target, as well as online retailers and digital music services such as Amazon, Apple Music and Spotify will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. See “—We are substantially dependent on a limited number of digital music services, for the online sale of our music recordings and they are able to significantly influence the pricing structure for online music stores.”

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

The combined effect of the decreasing cost of electronic and computer equipment and related technology such as the conversion of music into digital formats have made it easier for consumers to obtain and create unauthorized copies of our recordings in the form of, for example, MP3 files. For example, about 95% of the music downloaded in 2008, or more than 40 billion files, were illegal and not paid for, according to IFPI’s 2009 Digital Music Report.  More recently, research conducted by Ipsos, a recognized third-party market research firm, in conjunction with IFPI, reflects that 26% of consumers across 13 key territories used file-sharing /P2P networks and digital locker sites to acquire music in 2017.  In addition, while growth of music-enabled mobile consumers offers distinct opportunities for music companies such as ours, it also opens the market up to risks from behaviors such as “sideloading” and mobile app-based downloading of unauthorized content. As the business shifts to streaming music or access models, piracy in these models is increasing. For example, the practice of “stream-ripping,” where websites or software programs enable end-users to obtain an unauthorized copy of the audio file associated with a music video, is a growing practice among young people and in parts of the world with high mobile data costs. The research conducted by Ipsos in conjunction with IFPI cited above also reflects that 35% of consumers across the 13 key countries engaged in stream-ripping activity in 2017, with incidence rising to 53% among 16 – 24 year olds.  A substantial portion of our revenue comes from the sale of audio products and streaming services that are potentially subject to unauthorized consumer copying and widespread digital dissemination without an economic return to us. The impact of digital piracy on legitimate music sales and subscriptions is hard to quantify but we believe that illegal filesharing and other forms of unauthorized activity have a substantial negative impact on music sales. We are working to control this problem in a variety of ways including by litigation, by lobbying governments for new, stronger copyright protection laws and more stringent enforcement of current laws, through graduated response programs achieved through cooperation with ISPs and legislation being advanced or considered in many countries, through technological measures and by enabling legitimate new media business models. We cannot give any assurances that such measures will be effective. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor), if we are unsuccessful in our efforts to lobby governments to enact and enforce stronger legal penalties for copyright infringement or if we fail to develop effective means of protecting our intellectual property (whether copyrights or other rights such as patents, trademarks and trade secrets) or our entertainment-related products or services, our results of operations, financial position and prospects may suffer.

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

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments, which may result in significant fluctuations from period to period. In addition, in 2013, we adopted a senior executive incentive compensation program that pays annual bonuses based on our free cash flow and offers participants the opportunity to share in appreciation of our common stock. As the valuation of our common stock fluctuates, this may also result in fluctuations from period to period.

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

We may not be able to insure or hedge against these risks, and we may not be able to ensure compliance with all of the applicable regulations without incurring additional costs. For example, our results of operations could be impacted by fluctuations of the U.S. dollar against most currencies. See “—Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.” Furthermore, financing may not be available in countries with less than investment-grade sovereign credit ratings. As a result, it may be difficult to create or maintain profit-making operations in developing countries.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employment arrangements. In fiscal year 2017, we did not have a direct employment arrangement with our CEO and certain of our other executive officers have at-will employment letters. Effective October 1, 2016, we began to pay our CEO as an employee but have not entered into an employment agreement with him. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in the Warner Music Group Corp. Senior Management Cash Flow Plan, and the at-will employment letters were a condition to their participation in the Plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

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

As of September 30, 2017, we had $1.685 billion of goodwill and $117 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music industry. We performed an annual assessment, at July 1, 2017, of the recoverability of its goodwill and indefinite-lived intangibles as of September 30, 2017, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $2.090 billion of definite-lived intangible assets as of September 30, 2017. Financial Accounting Standard Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended September 30, 2017. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded would negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 56% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2017. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates.

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

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital sales channels, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In addition, as PLG had meaningful operational overlap with our existing business we implemented a restructuring and integration plan and achieved cost savings in conjunction with the PLG Acquisition. In fiscal year 2017, we began the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which will combine our U.S. transactional financial functions in one location. To establish the new center, we will move some of our U.S. departments to Nashville.

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

We are highly leveraged. As of September 30, 2017, our total consolidated indebtedness, net of deferred financing costs, was $2.811 billion. In addition, we would have been able to borrow up to $138 million under our Revolving Credit Facility as of September 30, 2017 (giving effect to approximately $12 million letters of credit outstanding under our Revolving Credit Facility as of September 30, 2017).

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

Special Note About Forward-Looking Statements

We have made various statements in this Annual Report on Form 10-K that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, except as required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or ten years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space.  We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business. We also have a lease ending on June 30, 2018 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. On October 7, 2016, we entered into a lease agreement for new office space located in the Ford Factory Building at 777 S. Santa Fe Avenue, Los Angeles, California, 90021, to be used as our new Los Angeles, California headquarters, beginning on August 1, 2017 for an initial term of 12 years and 9 months with a single option to extend the term of the lease for 10 years. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 12, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the District Court’s order denying class certification.  On August 11, 2017, defendants filed an opposition to plaintiffs’ petition. The Company intends to defend against these lawsuits vigorously, but is unable to predict the outcome of these suits. Regardless of the merits of the claims, this and any related litigation could continue to be costly, and divert the time and resources of management. The potential outcomes of these claims that are reasonably possible cannot be determined at this time and an estimate of the reasonably possible loss or range of loss cannot presently be made.

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

There is no established public trading market for any class of our common equity. As of December 5, 2017, there were 1,055 shares of our common stock outstanding. Affiliates of Access Industries, Inc. currently own 100% of our common stock.

Dividend Policy

We did not pay any cash dividends to our stockholders in the fiscal years ended September 30, 2016 or September 30, 2015.

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

Our summary balance sheet data as of September 30, 2017 and September 30, 2016, and the statement of operations and other data for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015 have been derived from our audited financial statements included in this annual report on Form 10-K and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this annual report on Form 10-K.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2017	2016	2015	2014	2013
	(in millions)
Statement of Operations Data:
Revenues	$3,576	$3,246	$2,966	$3,027	$2,871
Net income (loss) attributable to Warner Music Group Corp. (1)	143	25	(91)	(308)	(198)

Balance Sheet Data (at period end):
Cash and equivalents	$647	$359	$246	$157	$155
Total assets	5,718	5,335	5,574	5,852	6,130
Total debt (including current portion of long-term debt)	2,811	2,778	2,947	2,973	2,787
Warner Music Group Corp. equity	293	195	221	371	726

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$535	$342	$222	$130	$159
Investing activities	(126)	(8)	(95)	(155)	(808)
Financing activities	(128)	(216)	(19)	37	511
Capital expenditures	(44)	(42)	(63)	(76)	(34)

(1)

Net income (loss) attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2017 includes a benefit due to the reversal of the U.S. valuation allowance of $125 million, net loss on extinguishment of debt of $35 million, variable compensation costs associated with our Senior Management Free Cash Flow Plan of $102 million and net gain on divestitures primarily related to PLG of $6 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2016 includes net loss on extinguishment of debt of $18 million, gain on sale of real estate of $24 million and net gain on divestitures primarily related to PLG of $9 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2015 includes $2 million of PLG restructuring charges and $5 million of PLG-related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2014 includes $50 million of PLG restructuring charges, $59 million of PLG-related professional fees and integration costs and loss on extinguishment of debt of $141 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2013 includes a transaction fee under the Management Agreement of $11 million related to the PLG Acquisition, $22 million of PLG restructuring charges and $43 million of PLG-related professional fees and integration costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A - Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “Annual Report”).

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

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the audited financial statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition and results of our operations. MD&A is organized as follows:

•

Overview. This section provides a general description of our business, as well as a discussion of factors that we believe are important in understanding our results of operations and comparability and in anticipating future trends.

•

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, as well as a discussion of our financial condition and liquidity as of September 30, 2017. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.

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

Recorded Music Operations

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing music and marketing and promoting artists and their products.

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations and reissuances of previously released music and video titles. We also conduct our Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

Outside the United States, our Recorded Music activities are conducted in more than 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, we engage in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, we also market and distribute the music of those artists for whom our domestic record labels have international rights. In certain smaller markets, we license the right to distribute our records to non-affiliated third-party record labels. Our international artist services operations include a network of concert promoters through which we provide resources to coordinate tours for our artists and other artists as well as management companies that guide artists with respect to their careers.

Our Recorded Music distribution operations include Warner-Elektra-Atlantic Corporation (“WEA Corp.”), which markets and sells music and video products to retailers and wholesale distributors; Alternative Distribution Alliance (“ADA”), which distributes the products of independent labels to retail and wholesale distributors; various distribution centers and ventures operated internationally.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to an expanded universe of digital partners, including digital download services such as Apple’s iTunes and Google Play, digital streaming services such as Amazon, Apple Music, Deezer, Napster, Soundcloud, Spotify and YouTube, and digital radio services such as iHeart Radio, Pandora and Sirius XM.

We have integrated the exploitation of digital content into all aspects of our business, including artist and repertoire (“A&R”), marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

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

Recorded Music revenues are derived from four main sources:

•	Digital: the rightsholder receives revenues with respect to digital streaming and digital download services;
•	Physical: the rightsholder receives revenues with respect to sales of physical products such as CDs, vinyl and DVDs;
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

Our Music Publishing operations are conducted principally through Warner/Chappell, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music library collectively branded as Warner/Chappell Production Music.

Music Publishing revenues are derived from five main sources:

•

Performance: the rightsholder receives revenues if the composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions;

•	Digital: the rightsholder receives revenues with respect to compositions embodied in recordings sold in digital streaming services, digital download services and digital performance;
•	Mechanical: the rightsholder receives revenues with respect to compositions embodied in recordings sold in any physical format or configuration such as CDs, vinyl and DVDs;

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

Factors Affecting Results of Operations and Comparability

Acquisition of Spinnin’ Records

On September 7, 2017, we acquired Spinnin’ Records, one of the world’s most successful and important dance and electronic music companies. Based in the Netherlands, over the past two decades the label has signed and nurtured a fantastic roster of pioneering recording artists, as well as building prominent music publishing and artist management arms.

Sale of Non-Core Assets

During the fiscal year ended September 30, 2017, we sold several non-core assets including divestitures related to the PLG acquisition. The cash received for these sales was $73 million. The net gain recognized for these sales was $6 million. During the fiscal year ended September 30, 2016, we sold several non-core assets including real estate and divestitures related to the PLG acquisition. The cash received for these sales was $42 million and $45 million, respectively. The net gain recognized for each of these sales was $24 million and $9 million, respectively. The divestitures related to the PLG acquisition were completed in the fiscal year ended September 30, 2017.

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 11% of our total revenue during fiscal year ended September 30, 2017. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

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

Such costs incurred by the Company were approximately $9 million for each of the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively, which includes the annual fee, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for the fiscal years ended September 30, 2016 and September 30, 2015.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2017 Compared with Fiscal Year Ended September 30, 2016 and Fiscal Year Ended September 30, 2015

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Revenue by Type
Physical	$667	$726	$767	$(59)	-8%	$(41)	-5%
Digital	1,692	1,364	1,145	328	24%	219	19%
Total Physical and Digital	2,359	2,090	1,912	269	13%	178	9%
Artist services and expanded-rights	385	368	301	17	5%	67	22%
Licensing	276	278	288	(2)	-1%	(10)	-4%
Total Recorded Music	3,020	2,736	2,501	284	10%	235	9%
Performance	197	193	184	4	2%	9	5%
Digital	187	141	99	46	33%	42	42%
Mechanical	65	70	86	(5)	-7%	(16)	-19%
Synchronization	112	110	103	2	2%	7	7%
Other	11	10	10	1	10%	—	—%
Total Music Publishing	572	524	482	48	9%	42	9%
Intersegment eliminations	(16)	(14)	(17)	(2)	14%	3	-18%
Total Revenue	$3,576	$3,246	$2,966	$330	10%	$280	9%
Revenue by Geographical Location
U.S. Recorded Music	$1,329	$1,129	$980	$200	18%	$149	15%
U.S. Music Publishing	258	231	191	27	12%	40	21%
Total U.S.	1,587	1,360	1,171	227	17%	189	16%
International Recorded Music	1,691	1,607	1,521	84	5%	86	6%
International Music Publishing	314	293	291	21	7%	2	1%
Total International	2,005	1,900	1,812	105	6%	88	5%
Intersegment eliminations	(16)	(14)	(17)	(2)	14%	3	-18%
Total Revenue	$3,576	$3,246	$2,966	$330	10%	$280	9%

Total Revenue

2017 vs. 2016

Total revenue increased by $330 million, or 10%, to $3.576 billion for the fiscal year ended September 30, 2017 from $3.246 billion for the fiscal year ended September 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total revenue increased by $369 million, or 12%. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of revenues for both the fiscal year ended September 30, 2017 and the fiscal year ended September 30, 2016. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for the fiscal year ended September 30, 2017 and 42% and 58% of total revenues for the fiscal year ended September 30, 2016.

Total digital revenues after intersegment eliminations increased by $371 million, or 25%, to $1.870 billion for the fiscal year ended September 30, 2017 from $1.499 billion for the fiscal year ended September 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, total digital revenue after intersegment eliminations increased by $386 million, or 26%. Total digital revenues represented 52% and 46% of consolidated revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2017 were comprised of U.S. revenues of $1.005 billion and international revenues of $874 million, or 53% and 47% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2016 were comprised of U.S. revenues of $802 million and international revenues of $703 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues increased by $284 million, or 10%, to $3.020 billion for the fiscal year ended September 30, 2017 from $2.736 billion for the fiscal year ended September 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Recorded Music revenue increased by $316 million, or 12%.  U.S. Recorded Music revenues were $1,329 million and $1,129 million, or 44% and 41% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively. International Recorded Music revenues were $1.691 billion and $1.607 billion, or 56% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $328 million as a result of strong new releases from Ed Sheeran and Bruno Mars, the continued successes from Twenty One Pilots, the Hamilton soundtrack and the Ed Sheeran catalog and the continued growth in streaming services. Revenue from streaming services grew by $434 million to $1.342 billion for the fiscal year ended September 30, 2017 from $908 million for the fiscal year ended September 30, 2016 and was partially offset by digital download declines of $106 million to $328 million for the fiscal year ended September 30, 2017 from $434 million for the fiscal year ended September 30, 2016. Artist services and expanded-rights revenue increased by $17 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists, partially offset by a decline internationally due to strong concert promotion revenue in prior year. Physical revenue decreased by $59 million primarily due to the shift from physical revenue to digital revenue and strong catalog sales in the prior year period. Licensing revenue decreased by $2 million due to the unfavorable impact of foreign currency exchange rates of $7 million, partially offset by increased synchronization activity in the U.S.

Music Publishing revenues increased by $48 million, or 9%, to $572 million for the fiscal year ended September 30, 2017 from $524 million for the fiscal year ended September 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, Music Publishing revenue increased by $55 million, or 11%.  U.S. Music Publishing revenues were $258 million and $231 million, or 45% and 44%, of consolidated Music Publishing revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively. International Music Publishing revenues were $314 million and $293 million, or 55% and 56%, of consolidated Music Publishing revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $46 million, performance revenue of $4 million and synchronization revenue of $2 million, partially offset by a decrease in mechanical revenue of $5 million. The increase in digital revenue was due to an increase in streaming of $58 million, partially offset by digital download and other digital declines of $12 million. Performance revenue increased due to increased market share and distributions. Synchronization revenue increased due to increased film and commercial income in the U.S. The decrease in mechanical revenue was attributable to an ongoing industry shift towards digital product.

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

The overall increase in Music Publishing revenue was mainly driven by the increases in digital revenue of $42 million, performance revenue of $9 million and synchronization revenue of $7 million, partially offset by a decrease in mechanical revenue of $16 million. The increase in digital revenue was due to increases in streaming of $37 million and digital downloads and other digital revenue of $5 million. Performance revenue increased due to increased market share in the United States. Synchronization revenue increased due to increased activity during the year. The decrease in mechanical revenue was attributable to the ongoing shift towards digital products in the industry.

Revenue by Geographical Location

2017 vs. 2016

U.S. revenue increased by $227 million, or 17%, to $1.587 billion for the fiscal year ended September 30, 2017 from $1.360 billion for the fiscal year ended September 30, 2016. U.S. Recorded Music revenue increased by $200 million or 18%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $179 million due to strong new releases from Ed Sheeran and Bruno Mars, the continued successes of the Hamilton soundtrack and Twenty One Pilots and the continued growth in streaming services. U.S. artist services and expanded-rights revenue increased by $42 million primarily due to merchandise revenue generated from successful U.S. artists. U.S. licensing revenue increased by $7 million due to increased synchronization activity and higher broadcast fee income. These increases were partially offset by a decline in U.S. physical revenue of $28 million due to the shift from physical revenue to digital revenue and strong physically-centric releases and catalog sales in the prior year. U.S. Music Publishing revenues increased by $27 million or 12%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $24 million due an increase in streaming revenue of $35 million due to the continued growth in streaming services, partially offset by declines in digital download and other digital revenue of $11 million. U.S performance revenue increased by $2 million due to an increase in market share and U.S. synchronization revenue increased by $2 million due to increased film and commercial income. U.S. mechanical revenue declined $1 million due to the ongoing shift towards digital products in the industry.

International revenue increased by $105 million, or 6%, to $2.005 billion for the fiscal year ended September 30, 2017 from $1.900 billion for the fiscal year ended September 30, 2016. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $145 million or 8%. International Recorded Music revenue increased $84 million primarily due to increases in digital revenue of $149 million, partially offset by decreases in physical revenue of $31 million, artist services and expanded-rights revenue of $25 million and licensing revenue of $9 million. International Recorded Music digital revenue increased due to a $171 million increase in streaming services revenue and a $1 million increase in other digital revenue, partially offset by a $23 million decline in digital download revenue. The increase in streaming revenue was due to new releases from Ed Sheeran, Bruno Mars and Clean Bandit and the continued success from the Ed Sheeran catalog and the continued growth of streaming services internationally. International Recorded Music physical revenue decreased due to the unfavorable impact of foreign currency exchange rates of $11 million, the continued shift from physical to digital revenue and fewer domestic releases in certain territories. International Recorded Music artist services and expanded-rights revenue decreased due to the timing of concert promotion activity, specifically strong prior year concert promotion revenue in Japan and France, and the divestment of a touring business in the current year.  International Recorded Music licensing revenue decreased due to the unfavorable impact of foreign currency exchange rates of $8 million. International Music Publishing revenue increased $21 million primarily due to an increase in digital revenue of $22 million, increase in performance revenue of $2 million and an increase in other revenue of $1 million, partially offset by a decrease in mechanical revenue of $4 million due to the shift towards digital products in the industry.

2016 vs. 2015

U.S. revenue increased by $189 million, or 16%, to $1.360 billion for the fiscal year ended September 30, 2016 from $1.171 billion for the fiscal year ended September 30, 2015. U.S. Recorded Music revenue increased by $149 million or 15%. The primary factor was the increase in U.S. Recorded Music digital revenue, which increased by $138 million due to strong releases from Twenty One Pilots and Fetty Wap, the continued growth in streaming services and the impact of the Sirius XM legal settlement. U.S. artist services and expanded-rights revenue increased by $14 million due to merchandise revenue generated from successful U.S. artist tours. U.S. physical revenue increased by $10 million primarily due to strong releases from Coldplay, Grateful Dead and Twenty One Pilots. U.S. licensing revenue declined $13 million due to a decrease in synchronization activity. U.S. Music Publishing revenues increased by $40 million or 21%. The primary factor was the increase in U.S. Music Publishing digital revenue, which increased by $35 million due to increases in streaming services and digital downloads. U.S. Performance revenue increased by $9 million due to an increase in market share and U.S. synchronization revenue increased by $7 million due to increased activity. U.S. mechanical revenue declined $12 million due to the ongoing shift towards digital products in the industry.

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

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,303	$1,113	$980	$190	17%	$133	14%
Product costs	628	594	531	34	6%	63	12%
Total cost of revenues	$1,931	$1,707	$1,511	$224	13%	$196	13%

2017 vs. 2016

Our cost of revenues increased by $224 million, or 13%, to $1.931 billion for the fiscal year ended September 30, 2017 from $1.707 billion for the fiscal year ended September 30, 2016. Expressed as a percentage of revenues, cost of revenues increased to 54% for the fiscal year ended September 30, 2017 from 53% for the fiscal year ended September 30, 2016.

Artist and repertoire costs increased by $190 million, or 17%, to $1,303 million for the fiscal year ended September 30, 2017 from $1,113 million for the fiscal year ended September 30, 2016.  Artist and repertoire costs as a percentage of revenues increased to 36% for the fiscal year ended September 30, 2017 from 34% for the fiscal year ended September 30, 2016. The increase was primarily driven by the mix of revenue, specifically strong performance from lower margin repertoire, and higher artist related costs and investment.

Product costs increased by $34 million, or 6%, to $628 million for the fiscal year ended September 30, 2017 from $594 million for the fiscal year ended September 30, 2016.  Product costs as a percentage of revenues remained flat at 18% for both the fiscal year ended September 30, 2017 and the fiscal year ended September 30, 2016.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$684	$584	$586	$100	17%	$(2)	—%
Selling and marketing expense	472	437	428	35	8%	9	2%
Distribution expense	66	61	59	5	8%	2	3%
Total selling, general and administrative expense	$1,222	$1,082	$1,073	$140	13%	$9	1%

(1)	Includes depreciation expense of $50 million, $50 million and $54 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.

2017 vs. 2016

Total selling, general and administrative expense increased by $140 million, or 13%, to $1.222 billion for the fiscal year ended September 30, 2017 from $1.082 billion for the fiscal year ended September 30, 2016. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 34% for the fiscal year ended September 30, 2017 from 33% for the fiscal year ended September 30, 2016.

General and administrative expenses increased by $100 million, or 17%, to $684 million for the fiscal year ended September 30, 2017 from $584 million for the fiscal year ended September 30, 2016. The increase in general and administrative expense was primarily due to increases in expenses associated with our Senior Management Free Cash Flow Plan (the “Plan”) including $47 million of non-cash share-based compensation expense and $29 million of free cash flow compensation expense.  The increase in the Plan’s expenses are directly associated with our improved operating performance and associated fair value of equity. Additionally, increases in other employee related variable compensation and severance costs of $11 million, a one-time, non-recurring net gain on contract termination of $6 million in the prior year, and a net gain on divestitures in the current year of $6 million compared to a net gain on divestitures of $9 million in the prior year. Expressed as a percentage of revenue, general and administrative expense increased to 19% for the fiscal year ended September 30, 2017 from 18% for the fiscal year ended September 30, 2016.

Selling and marketing expense increased by $35 million, or 8%, to $472 million for the fiscal year ended September 30, 2017 from $437 million for the fiscal year ended September 30, 2016. Expressed as a percentage of revenues, selling and marketing expense decreased to 13% for the fiscal year ended September 30, 2017 from 14% for the fiscal year ended September 30, 2016.

Distribution expense increased by $5 million, or 8%, to $66 million for the fiscal year ended September 30, 2017 from $61 million for the fiscal year ended September 30, 2016. Expressed as a percentage of revenues, distribution expense remained flat at 2% for both the fiscal year ended September 30, 2017 and September 30, 2016.

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

Reconciliation of Net Income (Loss) Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income (loss) attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$143	$25	$(91)	$118	—%	$116	-128%
Income attributable to noncontrolling interest	6	5	3	1	20%	2	67%
Net income (loss)	149	30	(88)	119	—%	118	-134%
Income tax (benefit) expense	(151)	11	13	(162)	—%	(2)	-15%
(Loss) income before income taxes	(2)	41	(75)	(43)	-105%	116	—%
Other expense (income), net	40	(18)	21	58	—%	(39)	—%
Interest expense, net	149	173	181	(24)	-14%	(8)	-4%
Loss on extinguishment of debt	35	18	—	17	94%	18	—%
Operating income	222	214	127	8	4%	87	69%
Amortization expense	201	243	255	(42)	-17%	(12)	-5%
Depreciation expense	50	50	54	—	—%	(4)	-7%
OIBDA	$473	$507	$436	$(34)	-7%	$71	16%

OIBDA

2017 vs. 2016

Our OIBDA decreased by $34 million, or 7%, to $473 million for the fiscal year ended September 30, 2017 as compared to $507 million for the fiscal year ended September 30, 2016 primarily as a result of higher artist and repertoire costs and higher general and administrative expenses, as noted above. Expressed as a percentage of total revenue, OIBDA decreased to 13% for the fiscal year ended September 30, 2017 from 16% for the fiscal year ended September 30, 2016.

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

Depreciation expense

2017 vs. 2016

Our depreciation expense remained consistent at $50 million for both the fiscal year ended September 30, 2017 and the fiscal year ended September 30, 2016.

2016 vs. 2015

Our depreciation expense decreased by $4 million, or 7%, to $50 million for the fiscal year ended September 30, 2016 from $54 million for the fiscal year ended September 30, 2015 due to assets becoming fully depreciated.

Amortization expense

2017 vs. 2016

Amortization expense decreased by $42 million, or 17%, to $201 million for the fiscal year ended September 30, 2017 from $243 million for the fiscal year ended September 30, 2016, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

2016 vs. 2015

Amortization expense decreased by $12 million, or 5%, to $243 million for the fiscal year ended September 30, 2016 from $255 million for the fiscal year ended September 30, 2015 due to the impact of foreign currency exchange rates and intangible assets becoming fully amortized.

Operating income

2017 vs. 2016

Our operating income increased by $8 million to $222 million for the fiscal year ended September 30, 2017 from $214 million for the fiscal year ended September 30, 2016. The increase in operating income was due to the increase in revenue and lower amortization expense, partially offset by the higher artist and repertoire costs and higher general and administrative expenses as noted above.

2016 vs. 2015

Our operating income increased by $87 million to $214 million for the fiscal year ended September 30, 2016 from $127 million for the fiscal year ended September 30, 2015. The increase in operating income was due to the factors that led to the increase in OIBDA and lower depreciation and amortization expense as noted above.

Loss on extinguishment of debt

2017 vs. 2016

We recorded a loss on extinguishment of debt in the amount of $35 million for the fiscal year ended September 30, 2017. We recorded a loss on extinguishment of debt in the amount of $18 million for the fiscal year ended September 30, 2016. In the current year we recorded a loss related to the October 2016 Refinancing Transactions and 5.625% Existing Secured Notes (as defined herein) redemption of $32 million and a loss related to the May 2017 Senior Term Loan Credit Agreement Amendment of $3 million. Please refer to Note 6 of our Consolidated Financial Statements for further discussion. See “Liquidity – Recent Debt Financings”.

2016 vs. 2015

We recorded a loss on extinguishment of debt in the amount of $18 million for the fiscal year ended September 30, 2016. There was no such activity or comparable charges in the fiscal year ended September 30, 2015.  Please refer to Note 6 of our Consolidated Financial Statements for further discussion.

Interest expense, net

2017 vs. 2016

Our interest expense, net, decreased by $24 million, or 14% to $149 million for the fiscal year ended September 30, 2017 from $173 million for the fiscal year ended September 30, 2016. This was due to lower interest rates as a result of the October 2016 Refinancing Transactions and refinancing transactions that occurred in the fiscal year ended September 30, 2016.

2016 vs. 2015

Our interest expense, net, decreased by $8 million, or 4% to $173 million for the fiscal year ended September 30, 2016 from $181 million for the fiscal year ended September 30, 2015. This was primarily driven by the reduction in our debt, interest rates and no borrowings under the Revolving Credit Facility in the current fiscal year.

Other expense (income), net

2017 vs. 2016

Other expense (income), net, increased by $58 million to other expense of $40 million for the fiscal year ended September 30, 2017 from other income of $18 million for the fiscal year ended September 30, 2016. Other expense (income), net for the year includes currency exchange loss on our Euro denominated debt of $27 million, loss on investments of $21 million, partially offset by foreign currency exchange gains on intercompany loans and derivative liabilities of $5 million.

2016 vs. 2015

Other (income) expense, net, increased by $39 million to $18 million for the fiscal year ended September 30, 2016 from other expense of $21 million for the fiscal year ended September 30, 2015. Other income (expense), net, primarily consists of currency exchange movements associated with our Euro denominated debt, gains and losses on our derivative assets and liabilities and intercompany receivables and payables that are short term in nature. The current year income is primarily due to a non-recurring gain on sale of real estate of $24 million, partially offset by losses on our intercompany loans of $7 million for the fiscal year ended September 30, 2016.

Income tax (benefit) expense

2017 vs. 2016

We incurred income tax benefit of $151 million for the fiscal year ended September 30, 2017 compared to an income tax expense of $11 million for the fiscal year ended September 30, 2016. The net decrease of $162 million in income tax expense primarily relates to $125 million for the reversal of a significant portion of our U.S. deferred tax valuation allowance and a U.S. tax benefit of $59 million related to foreign currency losses on intra-entity loans.

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

Net income (loss)

2017 vs. 2016

Our net income increased by $119 million, to $149 million for the fiscal year ended September 30, 2017 from $30 million for the fiscal year ended September 30, 2016 as a result of the factors described above. The increase in income was primarily driven by the increase in income tax benefit as described above.

2016 vs. 2015

Our net income (loss) increased by $118 million, to net income of $30 million for the fiscal year ended September 30, 2016 as compared to a net loss of $88 million for the fiscal year ended September 30, 2015 as a result of the factors described above. The increase in income was driven by the increase in operating income and the factors described above.

Noncontrolling interest

2017 vs. 2016

Net income attributable to noncontrolling interests was $6 million for the fiscal year ended September 30, 2017 and $5 million for the fiscal year ended September 30, 2016.

2016 vs. 2015

Net income attributable to noncontrolling interests was $5 million for the fiscal year ended September 30, 2016 and $3 million for the fiscal year ended September 30, 2015.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment are as follows (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$3,020	$2,736	$2,501	$284	10%	$235	9%
Operating income	283	247	151	36	15%	96	64%
OIBDA	451	459	379	(8)	-2%	$80	21%
Music Publishing
Revenue	572	524	482	48	9%	$42	9%
Operating income	81	68	77	13	19%	(9)	-12%
OIBDA	152	138	146	14	10%	$(8)	-6%
Corporate expenses and eliminations
Revenue elimination	(16)	(14)	(17)	(2)	14%	$3	-18%
Operating loss	(142)	(101)	(101)	(41)	41%	—	—%
OIBDA	(130)	(90)	(89)	(40)	44%	$(1)	1%
Total
Revenue	3,576	3,246	2,966	330	10%	$280	9%
Operating income	222	214	127	8	4%	87	69%
OIBDA	473	507	436	(34)	-7%	$71	16%

Recorded Music

Revenues

2017 vs. 2016

Recorded Music revenues increased by $284 million, or 10%, to $3.020 billion for the fiscal year ended September 30, 2017 from $2.736 billion for the fiscal year ended September 30, 2016. U.S. Recorded Music revenues were $1,329 million and $1,129 million, or 44% and 41% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively. International Recorded Music revenues were $1.691 billion and $1.607 billion, or 56% and 59% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively.

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

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$964	$810	$725	$154	19%	$85	12%
Product costs	628	594	531	34	6%	63	12%
Total cost of revenues	$1,592	$1,404	$1,256	$188	13%	$148	12%

2017 vs. 2016

Recorded Music cost of revenues increased by $188 million, or 13%, to $1.592 billion for the fiscal year ended September 30, 2017 from $1.404 billion for the fiscal year ended September 30, 2016. Artist and repertoire costs as a percentage of revenue increased to 32% for the fiscal year ended September 30, 2017 from 30% for the fiscal year ended September 30, 2016 due to a change in the revenue mix. Specifically, the increase was driven by strong performance from lower margin repertoire and higher artist related costs and investment. Product costs as a percentage of revenue decreased to 21% for the fiscal year ended September 30, 2017 from 22% for the fiscal year ended September 30, 2016 due to the decline in international concert promotion revenue, which tends to have higher costs and yield lower margins. Expressed as a percentage of Recorded Music revenues, cost of revenues increased to 53% for the fiscal year ended September 30, 2017 from 51% for the fiscal year ended September 30, 2016.

2016 vs. 2015

Recorded Music cost of revenues increased by $148 million, or 12%, to $1.404 billion for the fiscal year ended September 30, 2016 from $1.256 billion for the fiscal year ended September 30, 2015. Artist and repertoire costs as a percentage of revenue increased to 30% for the fiscal year ended September 30, 2016 from 29% for the fiscal year ended September 30, 2015 due to a change in the revenue mix. Specifically, the increase was driven by royalty expense on higher concert promotion revenue and strong performance from lower margin repertoire. The increase in Recorded Music product costs was primarily driven by an increase in artist services and expanded-rights revenue, specifically an increase in international concert promotion revenue. Expressed as a percentage of Recorded Music revenues, cost of revenues increased to 51% for the fiscal year ended September 30, 2016 from 50% for the fiscal year ended September 30, 2015.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$478	$412	$420	$66	16%	$(8)	-2%
Selling and marketing expense	465	432	423	33	8%	9	2%
Distribution expense	66	61	59	5	8%	2	3%
Total selling, general and administrative expense	$1,009	$905	$902	$104	12%	$3	0%

(1)	Includes depreciation expense of $32 million, $32 million, and $36 million for the fiscal year ended September 30, 2017, 2016 and 2015, respectively.

2017 vs. 2016

Recorded Music selling, general and administrative expense increased by $104 million, or 12%, to $1.009 billion for the fiscal year ended September 30, 2017 from $905 million for the fiscal year ended September 30, 2016. The increase in Recorded Music general and administrative expense was primarily due to increases in expenses associated with our Senior Management Free Cash Flow Plan including $32 million of non-cash share-based compensation expense and $16 million of free cash flow compensation expense.  The increase in the Plan’s expenses are directly associated with our improved operating performance and associated increase in the fair value of equity. Additionally, increases in other employee related variable compensation, severance and restructuring costs and a net gain on contract termination of $6 million in the prior year. Selling and marketing expense increased in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained flat at 33% for both the fiscal year ended September 30, 2017 and September 30, 2016.

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

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Operating income	$283	$247	$151	$36	15%	$96	64%
Depreciation and amortization	168	212	228	(44)	-21%	(16)	-7%
OIBDA	$451	$459	$379	$(8)	-2%	$80	21%

2017 vs. 2016

Recorded Music OIBDA decreased by $8 million, or 2%, to $451 million for the fiscal year ended September 30, 2017 from $459 million for the fiscal year ended September 30, 2016 primarily as a result of higher artist and repertoire costs and general and administrative expenses, partially offset by higher Recorded Music revenues. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA decreased to 15% for the fiscal year ended September 30, 2017 from 17% for the fiscal year ended September 30, 2016.

Recorded Music operating income increased by $36 million to $283 million for the fiscal year ended September 30, 2017 from $247 million for the fiscal year ended September 30, 2016 due to the increase in revenue and lower amortization expense, partially offset by the higher artist and repertoire costs and higher general and administrative expenses as noted above.

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

Music Publishing

Revenues

2017 vs. 2016

Music Publishing revenues increased by $48 million, or 9%, to $572 million for the fiscal year ended September 30, 2017 from $524 million for the fiscal year ended September 30, 2016. U.S. Music Publishing revenues were $258 million and $231 million, or 45% and 44%, of Music Publishing revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively. International Music Publishing revenues were $314 million and $293 million, or 55% and 56%, of Music Publishing revenues for the fiscal year ended September 30, 2017 and September 30, 2016, respectively.

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

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$355	$317	$272	$38	12%	$45	17%
Total cost of revenues	$355	$317	$289	$38	12%	$45	10%

2017 vs. 2016

Music Publishing cost of revenues increased by $38 million, or 12%, to $355 million for the fiscal year ended September 30, 2017 from $317 million for the fiscal year ended September 30, 2016 due to revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 62% for the fiscal year ended September 30, 2017 from 61% for the fiscal year ended September 30, 2016.

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

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$69	$75	$68	$(6)	-8%	$7	10%
Selling and marketing expense	2	1	2	1	100%	(1)	-50%
Total selling, general and administrative expense	$71	$76	$70	$(5)	-7%	$6	9%

(1)	Includes depreciation expense of $6 million, $7 million, and $6 million for the fiscal year ended September 30, 2017, 2016 and 2015, respectively.

2017 vs. 2016

Music Publishing selling, general and administrative expense decreased by $5 million, or 7%, to $71 million for the fiscal year ended September 30, 2017 as compared to $76 million for the fiscal year ended September 30, 2016.  The decrease in general and administrative expense was due to costs related to the Happy Birthday settlement and severance charges taken in the prior year, partially offset by a one-time settlement in the current year of $4 million and one-time gain on asset sale in the prior year of $2 million. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative revenues decreased to 12% for the fiscal year ended September 30, 2017 from 15% for the fiscal year ended September 30, 2016.

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

Operating income and OIBDA

Music Publishing OIBDA includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
Operating income	$81	$68	$77	$13	19%	$(9)	-12%
Depreciation and amortization	71	70	69	1	1%	1	1%
OIBDA	$152	$138	$146	$14	10%	$(8)	-6%

2017 vs. 2016

Music Publishing OIBDA increased by $14 million, or 10%, to $152 million for the fiscal year ended September 30, 2017 from $138 million for the fiscal year ended September 30, 2016 as a result of higher Music Publishing revenue and lower general and administrative expenses, partially offset by higher artist and repertoire costs, as noted above. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin increased to 27% for the fiscal year ended September 30, 2017 from 26% for the fiscal year ended September 30, 2016.

Music Publishing operating income increased by $13 million to $81 million for the fiscal year ended September 30, 2017 from $68 million for the fiscal year ended September 30, 2016 due to the factors that led to the decrease in Music Publishing OIBDA noted above.

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

Corporate Expenses and Eliminations

2017 vs. 2016

Our OIBDA loss from corporate expenses and eliminations increased by $40 million to $130 million for the fiscal year ended September 30, 2017 from $90 million for the fiscal year ended September 30, 2016 due to increases in expenses associated with our Senior Management Free Cash Flow Plan including $14 million of non-cash share-based compensation expense and $12 million of free cash flow compensation expense.  The increase in the Plan’s expenses are directly associated with our improved operating performance and the associated increase in fair value of equity. The additional increase is primarily due to costs associated with our U.S. shared services relocation and other transformation initiatives of $8 million.

Our operating loss from corporate expenses and eliminations increased by $41 million to $142 million for the fiscal year ended September 30, 2017 from $101 million for the fiscal year ended September 30, 2016 due to the factors that led to the increase in OIBDA loss noted above.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2017

At September 30, 2017, we had $2.811 billion of debt (which is net of $29 million of deferred financing costs), $647 million of cash and equivalents (net debt of $2.164 billion, defined as total debt less cash and equivalents and deferred financing costs) and $293 million of Warner Music Group Corp. equity. This compares to $2.778 billion of debt (which is net of $34 million of deferred financing costs), $359 million of cash and equivalents (net debt of $2.419 billion) and $195 million of Warner Music Group Corp. equity at September 30, 2016.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015 have been derived from our audited financial statements included elsewhere herein.

	For the Fiscal Year Ended September 30,
	2017	2016	2015
Cash provided by (used in):
Operating Activities	$535	$342	$222
Investing Activities	(126)	(8)	(95)
Financing Activities	(128)	(216)	(19)

Operating Activities

Cash provided by operating activities was $535 million for the fiscal year ended September 30, 2017 compared to $342 million for the fiscal year ended September 30, 2016 and $222 million for the fiscal year ended September 30, 2015. The primary drivers of the $193 million increase in cash provided by operating activities during the current year were the benefit of changes in working capital from operations, including the timing of royalty advances, royalty payables, accounts payable and accrued liabilities, and increased non-cash share-based compensation expense resulting from strong operating performance, partially offset by the timing of collections.

The increase in results from operating activities for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015 reflected the increase in OIBDA of $71 million and the benefit of changes in working capital from operations, including an increase in accounts payable, accrued liabilities and royalty payables, partially offset by a decrease in accrued interest and deferred revenue as a source of cash.

Investing Activities

Cash used in investing activities was $126 million for the fiscal year ended September 30, 2017, compared to $8 million for the fiscal year ended September 30, 2016 and $95 million for the fiscal year ended September 30, 2015.

Cash used in investing activities of $126 million for the fiscal year ended September 30, 2017 consisted of $139 million of business investments and acquisitions, including the Spinnin’ Records acquisition in September 2017, $16 million to acquire music publishing rights and $44 million of capital expenditures, partially offset by $73 million of proceeds from divestitures.

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

Financing Activities

Cash used in financing activities was $128 million for the fiscal year ended September 30, 2017 compared to $216 million for the fiscal year ended September 30, 2016 and $19 million for the fiscal year ended September 30, 2015.

The $128 million of cash used in financing activities for the fiscal year ended September 30, 2017 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $13 million, special cash dividends paid of $84 million, and a distribution to our non-controlling interest holders of $5 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million.

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

There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2017 and September 30, 2016. The total gross amount of proceeds from the Revolving Credit Facility of $258 million during the fiscal year ended September 30, 2015 were an aggregate of all drawdowns during the period.  Individual amounts were drawn and repaid in full during the period, with no Revolving Credit Facility balance outstanding at September 30, 2015.

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

Recent Debt Financings

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

Prior to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement bore interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, or “LIBOR,” not less than 1.00% per annum plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. Pursuant to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement will bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted LIBOR  not less than 0.00% per annum plus a borrowing margin of 2.50% per annum or (ii) an alternative base rate plus a borrowing margin of 1.50% per annum.

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

October 2016 Refinancing Transactions

On October 18, 2016, Acquisition Corp. issued €345 million in aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “New Euro Notes”) and $250 million in aggregate principal amount of its 4.875% Senior Secured Notes due 2024 (the “New Dollar Notes”). Acquisition Corp. used the net proceeds to pay the consideration in the tender offers and satisfy and discharge its 2021 Senior Secured Notes as described below.

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

Ranking

The indebtedness incurred under the Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Revolving Credit Facility, including the Senior Term Loan Facility, Acquisition Corp.’s 5.625% Senior Secured Notes due 2022 (the “5.625% Existing Secured Notes”), Acquisition Corp’s 5.000% Senior Secured Notes due 2023 (the “5.000% Existing Secured Notes” and, collectively with the 5.625% Existing Secured Notes, the New Euro Notes and the New Dollar Notes, the “Existing Secured Notes”). Indebtedness incurred under the Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Senior Term Loan Credit Agreement, the Existing Secured Notes and any future senior secured credit facility; is effectively senior to the Revolving Borrower’s existing and future unsecured senior indebtedness, including Acquisition Corp.’s 6.750% Senior Notes due 2022 (the “Existing Senior Notes”), to the extent of the value of the collateral securing the Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its Subsidiary Guarantors (as defined below)).

Guarantees

All obligations under the Revolving Credit Facility are guaranteed by the Revolving Borrower’s existing subsidiaries that guarantee the Existing Secured Notes and each other direct and indirect wholly owned U.S. subsidiary of the Revolving Borrower, other than certain excluded subsidiaries and are secured by substantially all assets of the Revolving Borrower and each subsidiary guarantor to the extent required under the security agreement securing the Existing Secured Notes including a perfected pledge of all the equity interests of the Revolving Borrower and of any subsidiary guarantor, mortgages on certain real property and certain intellectual property.

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

Senior Term Loan Facility

On November 1, 2012, Acquisition Corp. entered into a $600 million senior secured term loan credit facility, dated November 1, 2012, pursuant to a credit agreement, as amended by the amendments dated May 9, 2013, July 13, 2016, November 21, 2016 and May 22, 2017 (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”).

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

Interest Rates and Fees

Prior to the May 2017 Senior Term Loan Credit Agreement, term loan borrowings under the Senior Term Loan Credit Agreement bore interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, or “LIBOR,” not less than 1.00% per annum plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. Pursuant to the May 2017 Senior Term Loan Credit Agreement, term loan borrowings under the Senior Term Loan Credit Agreement will bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted LIBOR not less than 0.00% per annum plus a borrowing margin of 2.50% per annum or (ii) an alternative base rate plus a borrowing margin of 1.50% per annum.

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

All obligations of the Term Loan Borrower and each guarantor are secured on an equal basis with the Existing Secured Notes by a perfected security interest in the capital stock of the Term Loan Borrower and substantially all tangible and intangible assets of the Term Loan Borrower and each guarantor, including the capital stock of each direct material U.S. subsidiary of the Term Loan Borrower and each guarantor, and 65% of each series of capital stock of any non-U.S. subsidiary held directly by the Term Loan Borrower or any guarantor, subject to exceptions for fee owned real property with a value of less than $5 million, leasehold interests including requirements to deliver landlord lien waivers, estoppels and collateral access waivers, assets specifically requiring perfection through control agreements and other customary exceptions.

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

Existing Secured Notes

General

On April 9, 2014, Acquisition Corp. issued $275 million in aggregate principal amount of its 5.625% Existing Secured Notes under the Indenture, dated as of November 1, 2012 (the “Senior Secured Base Indenture”), among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of April 9, 2014, among Acquisition Corp., the guarantors party thereto and the Trustee (the “5.625% Supplemental Indenture”). On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.000% Existing Secured Notes under the Senior Secured Base Indenture, as supplemented by the Fifth Supplemental Indenture, dated as of July 27, 2016, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and the Trustee (the “5.000% Supplemental Indenture”).  On October 18, 2016, Acquisition Corp. issued $250 million in aggregate principal amount of its New Dollar Notes under  and €345 million in aggregate principal amount of its New Euro Notes under the Senior Secured Base Indenture, as supplemented by (i) in the case of the New Dollar Notes, the Sixth Supplemental Indenture, dated as of October 18, 2016 (the “New Euro Notes Supplemental Indenture”) and (ii) in the case of the New Euro Notes, the Seventh Supplemental Indenture, dated as of October 18, 2016, in each case among Acquisition Corp., the guarantors party thereto and the Trustee (the “New Dollar Notes Supplemental Indenture” and, the Senior Secured Base Indenture, collectively with the 5.625% Supplemental Indenture, the 5.000% Supplemental Indenture, the New Euro Supplemental Indenture or the New Dollar Supplemental Indenture, as applicable, the “Existing Secured Notes Indenture”)

Interest on the 5.625% Existing Secured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014. Interest on the 5.000% Existing Secured Notes accrues at a rate of 5.000% per annum and is payable semi-monthly in arrears on February 1 and August 1, commencing on February 1, 2017.  Interest on the New Dollar Notes accrues at the rate of 4.875% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2017. Interest on the New Euro Notes accrues at the rate of 4.125% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2017.

Ranking

The Existing Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Existing Secured Notes, including the Senior Credit Facilities. The Existing Secured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Unsecured Notes and indebtedness under Acquisition Corp.’s Senior Credit Facilities and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the Existing Unsecured Notes, to the extent of the value of the collateral securing the Existing Secured Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees

The Existing Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under the Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the Existing Secured Notes (including the subsidiary guarantor’s guarantee of obligations under the the Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the Existing Unsecured Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Senior Credit Facilities and any future senior secured credit facility, and the Existing Unsecured Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the Existing Secured Notes may be released in certain circumstances.

On May 7, 2014, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 5.625% Existing Secured Notes. On July 27, 2016, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 5.000% Existing Secured Notes.  On October 18, 2016, the Company issued a guarantee whereby it fully and unconditionally guaranteed the payments of Acquisition Corp. on the New Euro Notes and the New Dollar Notes.

Optional Redemption

5.625% Existing Secured Notes

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of 5.625% Existing Secured Notes (including the aggregate principal amount of any additional notes of the same series) issued under the Existing Secured Notes Indenture, at its option, at a redemption price equal to 105.625% of the principal amount of the 5.625% Existing Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 5.625% Existing Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more Equity Offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more Equity Offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of 5.625% Existing Secured Notes originally issued under the Existing Secured Notes Indenture (including the aggregate principal amount of any additional notes of the same series) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such Equity Offering.

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

5.000% Existing Secured Notes

At any time prior to August 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 5.000% Existing Secured Notes (including the aggregate principal amount of any additional notes constituting 5.000% Existing Secured Notes) issued under the Existing Secured Notes Indenture, at its option, at a redemption price equal to 105% of the principal amount of the 5.000% Existing Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 5.000% Existing Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the 5.000% Existing Secured Notes originally issued under the Existing Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting 5.000% Existing Secured Notes issued under the Existing Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

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

New Dollar Notes

At any time prior to November 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the New Dollar Notes (including the aggregate principal amount of any additional securities constituting New Dollar Notes) issued under the Existing Secured Notes Indenture, at its option, at a redemption price equal to 104.875% of the principal amount of the New Dollar Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Dollar Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the New Dollar Notes originally issued under the Existing Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Dollar Notes issued under the Existing Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

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

New Euro Notes

At any time prior to November 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the New Euro Notes (including the aggregate principal amount of any additional securities constituting New Euro Notes) issued under the Existing Secured Notes Indenture, at its option, at a redemption price equal to 104.125% of the principal amount of the New Euro Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of New Euro Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the New Euro Notes originally issued under the Existing Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting New Euro Notes issued under the Existing Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

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

Change of Control

Upon the occurrence of a change of control, which is defined in the Secured Notes Base Indenture, each holder of the Existing Secured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Existing Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

Events of Default

Events of default under the Existing Secured Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Existing Secured Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events, material judgment defaults, actual or asserted invalidity of a guarantee of a significant subsidiary, or of security interests in excess of $50 million, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Existing Secured Notes to become or to be declared due and payable.

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

Ranking

The New Unsecured Notes are Acquisition Corp.’s senior unsecured obligations. The New Unsecured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Existing Secured Notes and indebtedness outstanding under the Senior Credit Facilities and any future senior secured credit facility; are effectively subordinated to Acquisition Corp.’s secured senior indebtedness, including the Existing Secured Notes and indebtedness under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors).

Guarantees

The New Unsecured Notes are fully and unconditionally guaranteed on a senior unsecured basis by the subsidiary guarantors. Each subsidiary guarantee is a senior unsecured obligation of such subsidiary guarantor. Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively subordinated to the subsidiary guarantor’s existing secured obligations, including the subsidiary guarantor’s guarantee of the Existing Secured Notes and obligations under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Existing Secured Notes and the Senior Credit Facilities and any future senior secured credit facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the New Unsecured Notes may be released in certain circumstances. On May 7, 2014, the Parent issued a guarantee whereby it agreed to fully and unconditionally guarantee the payments of Acquisition Corp. on the New Senior Unsecured Notes.

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

Existing Debt as of September 30, 2017

As of September 30, 2017, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	990
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297
4.125% Senior Secured Notes due 2024—Acquisition Corp. (e)	402
4.875% Senior Secured Notes due 2024—Acquisition Corp. (f)	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	630
Total debt (h)	$2,811

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at September 30, 2017. There were no loans outstanding under the Revolving Credit Facility at September 30, 2017.

(b)	Principal amount of $1.006 billion less unamortized discount of $6 million and unamortized deferred financing costs of $10 million at September 30, 2017.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at September 30, 2017.
(d)	Principal amount of $300 million at September 30, 2017 less unamortized deferred financing costs of $3 million at September 30, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at September 30, 2017. Principal amount of $407 million less unamortized deferred financing costs of $5 million at September 30, 2017.

(f)	Principal amount of $250 million less unamortized deferred financing costs of $4 million at September 30, 2017.
(g)	Principal amount of $635 million at September 30, 2017 less unamortized deferred financing costs of $5 million at September 30, 2017.
(h)	Principal amount of debt of $2.846 billion less unamortized discount of $6 million and unamortized deferred financing costs of $29 million at September 30, 2017.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of September 30, 2017.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended September 30, 2017. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2017
Net Income	$149
Income tax benefit	(151)
Interest expense, net	149
Depreciation and amortization	251
Loss on extinguishment of debt (a)	35
Net gain on divestiture of business and assets dispositions (b)	(4)
Restructuring costs (c)	14
Net hedging and foreign exchange losses (d)	22
Management fees (e)	9
Transaction costs (f)	3
Business optimization expenses (g)	15
Equity based compensation expense (h)	70
Other non-cash charges (i)	19
Pro forma impact of specified transactions (j)	23
Pro Forma Consolidated EBITDA	$604
Senior Secured Indebtedness (k)	$2,060
Leverage Ratio (l)	3.41x

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the July 2016 debt redemption and the October 2016 refinancing transaction and November Amendment and redemption.
(b)	Reflects net gain on divestitures.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange on our Euro denominated debt and intercompany transactions.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects mainly integration, transaction and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation.
(h)	Reflects equity based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, including but not limited to costs associated with our Los Angeles office consolidations and losses on investments.
(j)	Reflects expected savings resulting from our U.S. shared services relocation and other transformation initiatives.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.210 billion, less cash and equivalents of $150 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended September 30, 2017. This is calculated net of cash and equivalents of the Company as of September 30, 2017 not exceeding $150 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $30 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.625:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $30 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy and the continued transition from physical to digital sales in the recorded music and music publishing businesses. We and our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2017, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Less than	1-3	4-5	After 5
Firm Commitments and Outstanding Debt	1 year	years	years	years	Total
	(in millions)
Secured Notes (1)	$—	$—	$248	$957	$1,205
Interest on Secured Notes (1)	58	116	115	87	376
Unsecured WMG Notes (1)	—	—	635	—	635
Interest on Unsecured WMG Notes (1)	43	86	87	—	216
Senior Term Loan Facility (1)	—	—	—	1,006	1,006
Interest on Senior Term Loan Facility (1)	41	90	95	4	230
Operating leases (2)	50	100	89	286	525
Artist, songwriter and co-publisher commitments (3)	305	*	*	*	305
Management Fees (4)	9	18	18	**	45
Minimum funding commitments to investees and other obligations (5)	1	1	—	1	3
Total firm commitments and outstanding debt	$507	$411	$1,287	$2,341	$4,546

The following is a description of our firmly committed contractual obligations at September 30, 2017:

(1)

Outstanding debt obligations consist of the Senior Term Loan Facility, Existing Secured Notes and New Unsecured Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2017. Amounts do not include any fair value adjustments, bond premiums or discounts.

(2)

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $6 million of total sublease income expected to be received under non-cancelable agreements.

(3)

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $305 million at September 30, 2017. The aggregate firm commitments expected for the next 12 month period based on contractual obligations and the Company’s expected release schedule approximates $144 million at September 30, 2017.

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

(5)

We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities include $15 million and $13 million of liabilities for uncertain tax positions as of September 30, 2017 and September 30, 2016, respectively. We are unable to accurately predict when these amounts will be realized or released.

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

In performing the first step, management determines the fair value of its reporting units using a discounted cash flow (“DCF”) analysis. Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and, growth rates. The cash flows employed in the DCF analysis are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of a reporting unit. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future impairment tests.

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

As of September 30, 2017, we had recorded goodwill in the amount of $1.685 billion, including $1.221 billion and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2017 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets. The discount rates utilized in the fiscal 2017 analysis ranged from 7% to 12% while the terminal growth rates used in the DCF analysis ranged from 1% to 2%. The fair values of all our reporting units were in excess of their carrying value as of our annual impairment test.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $50 million and $52 million were established at September 30, 2017 and September 30, 2016, respectively. The ratio of our receivable allowances to gross accounts receivables was 11% at September 30, 2017 and 14% at September 30, 2016.

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

We had $313 million and $324 million of advances in our balance sheet at September 30, 2017 and September 30, 2016, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

Accounting for Share-based Compensation

Share-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s shares. The Company’s Senior Management Free Cash Flow Plan is classified as a liability rather than equity under ASC 718. Liability classified share-based compensation costs are measured at fair value each reporting date until settlement. Because it is not practical for the Company to estimate the volatility of its share price needed to use the fair value approach since our stock is not currently publically traded, the Company has made a policy election that whenever share-based payment awards are required to be measured as a liability, the Company will use the intrinsic value method to measure the costs. Under the intrinsic value method, the Company obtains a valuation of our presumed stock price quarterly and re-measures the related awards using this new price, recognizing compensation costs for the difference between the existing price and new price.

Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the DCF analysis are based on management’s most recent budgets and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of the presumed share price. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future pricing. In determining which discount rate to utilize, management determines the appropriate weighted average cost of capital (“WACC”) for the Company. Management considers many factors in selecting a WACC, including the market view of risk, the appropriate capital structure and the appropriate borrowing rates for the Company. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of our presumed share price.

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

As discussed in Note 12 to our audited Consolidated Financial Statements, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2017, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2016.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.- copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona, and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations in the local currency that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2017, the Company had no outstanding hedge contracts.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at fiscal year end, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2017, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.846 billion of principal debt outstanding at September 30, 2017, of which $1.006 billion was variable-rate debt and $1.840 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2017, 65% of the Company’s debt was at a fixed-rate. In addition, at September 30, 2017, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six month LIBOR rate.

Based on the level of interest rates prevailing at September 30, 2017, the fair value of the fixed-rate and variable-rate debt was approximately $2.936 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $5 million or increase the fair value of the fixed-rate debt by approximately $13 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Warner Music Group Corp.:

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for each of the years in the three year period ended September 30, 2017. In connection with our audits of the consolidated financial statements, we have also audited the related supplementary information and financial statement schedule II as listed in the accompanying index to Item 8. These consolidated financial statements, supplementary information and financial statement schedule II are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements, supplementary information and financial statement schedule II based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Warner Music Group Corp. and subsidiaries as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related supplementary information and financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
December 5, 2017

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30,	September 30,
	2017	2016
	(in millions)
Assets
Current assets:
Cash and equivalents	$647	$359
Accounts receivable, net of allowances of $50 million and $52 million	404	329
Inventories	39	41
Royalty advances expected to be recouped within one year	141	128
Prepaid and other current assets	44	51
Total current assets	1,275	908
Royalty advances expected to be recouped after one year	172	196
Property, plant and equipment, net	213	203
Goodwill	1,685	1,627
Intangible assets subject to amortization, net	2,090	2,201
Intangible assets not subject to amortization	117	116
Deferred tax assets, net	97	2
Other assets	69	82
Total assets	$5,718	$5,335
Liabilities and Equity
Current liabilities:
Accounts payable	$208	$204
Accrued royalties	1,263	1,104
Accrued liabilities	365	297
Accrued interest	41	38
Deferred revenue	197	178
Other current liabilities	26	21
Total current liabilities	2,100	1,842
Long-term debt	2,811	2,778
Deferred tax liabilities, net	190	269
Other noncurrent liabilities	309	236
Total liabilities	$5,410	$5,125
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(654)	(715)
Accumulated other comprehensive loss, net	(181)	(218)
Total Warner Music Group Corp. equity	293	195
Noncontrolling interest	15	15
Total equity	308	210
Total liabilities and equity	$5,718	$5,335

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2017	2016	2015
	(in millions)
Revenues	$3,576	$3,246	$2,966
Costs and expenses:
Cost of revenue	(1,931)	(1,707)	(1,511)
Selling, general and administrative expenses (a)	(1,222)	(1,082)	(1,073)
Amortization expense	(201)	(243)	(255)
Total costs and expenses	(3,354)	(3,032)	(2,839)
Operating income	222	214	127
Loss on extinguishment of debt	(35)	(18)	—
Interest expense, net	(149)	(173)	(181)
Other (expense) income	(40)	18	(21)
(Loss) income before income taxes	(2)	41	(75)
Income tax benefit (expense)	151	(11)	(13)
Net income (loss)	149	30	(88)
Less: Income attributable to noncontrolling interest	(6)	(5)	(3)
Net income (loss) attributable to Warner Music Group Corp.	$143	$25	$(91)

(a) Includes depreciation expense of:	$(50)	$(50)	$(54)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2017	2016	2015
	(in millions)
Net income (loss)	$149	$30	$(88)
Other comprehensive income (loss), net of tax
Foreign currency adjustment	30	(44)	(59)
Minimum pension liability	7	(7)	—
Other comprehensive income (loss), net of tax	37	(51)	(59)
Total comprehensive income (loss)	186	(21)	(147)
Less: Income attributable to noncontrolling interest	(6)	(5)	(3)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$180	$(26)	$(150)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2017	2016	2015
	(in millions)
Cash flows from operating activities
Net income (loss)	$149	$30	$(88)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	251	293	309
Unrealized gains/losses and remeasurement of foreign denominated loans	24	—	28
Deferred income taxes	(192)	(26)	(11)
Loss on extinguishment of debt	35	18	—
Net loss (gain) on divestitures and investments	17	(9)	—
Gain on sale of real estate	—	(24)	—
Non-cash interest expense	8	11	11
Equity-based compensation expense	70	23	3
Changes in operating assets and liabilities:
Accounts receivable	(60)	17	6
Inventories	1	—	(6)
Royalty advances	17	(13)	(46)
Accounts payable and accrued liabilities	48	23	(17)
Royalty payables	136	49	27
Accrued interest	3	(20)	(2)
Deferred revenue	22	(35)	12
Other balance sheet changes	6	5	(4)
Net cash provided by operating activities	535	342	222
Cash flows from investing activities
Acquisition of music publishing rights, net	(16)	(25)	(16)
Capital expenditures	(44)	(42)	(63)
Investments and acquisitions of businesses, net	(139)	(28)	(16)
Divestitures, net	73	45	—
Proceeds from the sale of real estate	—	42	—
Net cash used in investing activities	(126)	(8)	(95)
Cash flows from financing activities
Proceeds from the Revolving Credit Facility	—	—	258
Repayment of the Revolving Credit Facility	—	—	(258)
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—
Proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes	—	300	—
Repayment of Acquisition Corp. Senior Term Loan Facility	—	(309)	(13)
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—
Repayment of Holdings 13.75% Senior Notes	—	(150)	—
Repayment of Acquisition Corp. 6.75% Senior Notes	—	(24)	—
Call premiums paid on early redemption of debt	(27)	(10)	—
Deferred financing costs paid	(13)	(4)	—
Distribution to noncontrolling interest holder	(5)	(5)	(3)
Dividends paid	(84)	—	—
Repayment of capital lease obligations	—	(14)	(3)
Net cash used in financing activities	(128)	(216)	(19)
Effect of exchange rate changes on cash and equivalents	7	(5)	(19)
Net increase in cash and equivalents	288	113	89
Cash and equivalents at beginning of period	359	246	157
Cash and equivalents at end of period	$647	$359	$246

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2014	1,055	$—	$1,128	$(649)	$(108)	$371	$19	$390
Net (loss) income	—	—	—	(91)	—	(91)	3	(88)
Other comprehensive income (loss), net of tax	—	—	—	—	(59)	(59)	—	(59)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239
Net income (loss)	—	—	—	25	—	25	5	30
Other comprehensive income (loss), net of tax	—	—	—	—	(51)	(51)	—	(51)
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	(3)	(3)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210
Net income (loss)	—	—	—	143	—	143	6	149
Dividends	—	—	—	(84)	—	(84)	—	(84)
Other comprehensive income (loss), net of tax	—	—	—	—	37	37	—	37
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	(3)	(3)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	2	—	2	2	4
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308

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

Recorded Music Operations

The Company’s Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. The Company plays an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing music and promoting artists and their products.

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels—Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

Outside the United States, Recorded Music activities are conducted in more than 50 countries through various subsidiaries, affiliates and non-affiliated licensees. Internationally, the Company engages in the same activities as in the United States: discovering and signing artists and distributing, marketing and selling their recorded music. In most cases, the Company also markets and distributes the music of those artists for whom the Company’s domestic record labels have international rights. In certain smaller markets, the Company licenses the right to distribute the Company’s records to non-affiliated third-party record labels. The Company’s international artist services operations include a network of concert promoters through which it provides resources to coordinate tours for the Company’s artists and other artists as well as management companies that guide artists with respect to their careers.

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

In addition to the Company’s Recorded Music products being sold in physical retail outlets, Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com and bestbuy.com and in digital form to an expanded universe of digital partners, including digital streaming services such as Amazon, Apple Music, Deezer, Napster, Soundcloud, Spotify and YouTube, digital radio services such as iHeart Radio, Pandora and Sirius XM and digital download services such as Apple’s iTunes and Google Play.

The Company has integrated the exploitation of digital content into all aspects of its business, including artist and repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its online and mobile partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company’s Music Publishing operations are conducted principally through Warner/Chappell, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner/Chappell also administers the music and soundtracks of several third-party television and film producers and studios. The Company has an extensive production music library collectively branded as Warner/Chappell Production Music.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2017 ended on September 29, 2017, the fiscal year ended September 30, 2016 ended on September 30, 2016, and the fiscal year ended September 30, 2015 ended on September 25, 2015. For convenience purposes, the Company continues to date its financial statements as of September 30.

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

Concentration of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2017 and September 30, 2016, Spotify represented 15% and 10%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.

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

The carrying value of the Company’s financial instruments approximates fair value, except for certain differences relating to long-term, fixed-rate debt (see Note 15) and other financial instruments that are not significant. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $97 million, $91 million, and $88 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

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

Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long term incentive plan that has liability classification for share-based compensation awards. The plan was in place during fiscal years 2014, 2015, 2016 and 2017.

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

In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company currently plans to adopt this ASU under the modified retrospective method and is evaluating the impact of the adoption of this standard on its financial statement disclosures.

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

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of $12 million:

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Loss	Adjustment	Loss, net
	(in millions)
Balance at September 30, 2014	$(98)	$(10)	$(108)
Other comprehensive loss (a)	(59)	—	(59)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Balance at September 30, 2015	$(157)	$(10)	$(167)
Other comprehensive loss (a)	(44)	(6)	(50)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Balance at September 30, 2016	$(201)	$(17)	$(218)
Other comprehensive income (a)	30	8	38
Amounts reclassified from accumulated other comprehensive income	—	(1)	(1)
Balance at September 30, 2017	$(171)	$(10)	$(181)

(a)

Includes historical foreign currency translation related to certain intra-entity transactions that are no longer considered of a long-term investment nature of $(19) million, $(109) million and $(51) million during the fiscal year ended September 30, 2017, 2016 and 2015, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2017	2016
	(in millions)
Land	$11	$11
Buildings and improvements	99	90
Furniture and fixtures	10	10
Computer hardware and software	262	232
Construction in progress	30	15
Machinery and equipment	11	11
Gross Property, Plant and Equipment	$423	$369
Less accumulated depreciation	(210)	(166)
Net Property, Plant and Equipment	$213	$203

During the fiscal year ended September 30, 2016 the Company sold buildings resulting in a gain of $24 million.

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2015	$1,168	$464	$1,632
Acquisitions	13	—	13
Dispositions	(12)	—	(12)
Other adjustments	(6)	—	(6)
Balance at September 30, 2016	$1,163	$464	$1,627
Acquisitions	58	—	58
Dispositions	(10)	—	(10)
Other adjustments	10	—	10
Balance at September 30, 2017	$1,221	$464	$1,685

The increase in goodwill during the fiscal year ended September 30, 2017 primarily relates to the Spinnin’ Records acquisition in September 2017. The increase in goodwill during the fiscal year ended September 30, 2016 includes goodwill associated with immaterial acquisitions. The decrease in goodwill during the fiscal years ended September 30, 2017 and September 30, 2016 includes goodwill associated with immaterial dispositions. The other adjustments during both the fiscal years ended September 30, 2017 and 2016 primarily represent foreign currency movements.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2017 impairment analysis did not result in an impairment of the Company’s goodwill.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	September 30,	September 30,
	Useful Life	2017	2016
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$898	$923
Music publishing copyrights	27 years	1,534	1,504
Artist and songwriter contracts	13 years	904	883
Trademarks	6 years	14	7
Other intangible assets	7 years	10	5
Total gross intangible asset subject to amortization		3,360	3,322
Accumulated amortization		(1,270)	(1,121)
Total net intangible assets subject to amortization		2,090	2,201
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	117	116
Total net other intangible assets		$2,207	$2,317

The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2017 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.

For the fiscal year ended September 30, 2017, the intangible balances presented include a preliminary purchase accounting allocation resulting from the acquisition of Spinnin’ Records in September 2017.

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2017, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended
September 30,
(in millions)
2018	$209
2019	194
2020	179
2021	179
2022	174
Thereafter	1,155
$2,090

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets primarily established in the accounting for the Merger and the PLG Acquisition.

6. Debt

Debt Capitalization

Long-term debt, including the current portion, consists of the following:

	September 30,	September 30,
	2017	2016
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	990	963
6.00% Senior Secured Notes due 2021—Acquisition Corp. (c)	—	444
6.25% Senior Secured Notes due 2021—Acquisition Corp. (d)	—	174
5.625% Senior Secured Notes due 2022—Acquisition Corp. (e)	246	272
5.00% Senior Secured Notes due 2023—Acquisition Corp. (f)	297	296
4.125% Senior Secured Notes due 2024—Acquisition Corp. (g)	402	—
4.875% Senior Secured Notes due 2024—Acquisition Corp. (h)	246	—
6.75% Senior Notes due 2022—Acquisition Corp. (i)	630	629
Total debt (j)	$2,811	$2,778

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million and $5 million at September 30, 2017 and September 30, 2016, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2017 or September 30, 2016.

(b)

Principal amount of $1.006 billion and $978 million less unamortized discount of $6 million and $3 million and unamortized deferred financing costs of $10 million and $12 million at September 30, 2017 and September 30, 2016, respectively.

(c)	Principal amount of $450 million less unamortized deferred financing costs of $6 million at September 30, 2016.
(d)

Face amount of €158 million. Above amounts represent the dollar equivalent of such notes at September 30, 2016. Principal amount of $177 million less unamortized deferred financing costs of $3 million at September 30, 2016.

(e)	Principal amount of $248 million and $275 million less unamortized deferred financing costs of $2 million and $3 million at September 30, 2017 and September 30, 2016, respectively.
(f)

Principal amount of $300 million at both September 30, 2017 and September 30, 2016 less unamortized deferred financing costs of $3 million and $4 million at September 30, 2017 and September 30, 2016, respectively.

(g)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at September 30, 2017. Principal amount of $407 million less unamortized deferred financing costs of $5 million at September 30, 2017.

(h)	Principal amount of $250 million less unamortized deferred financing costs of $4 million at September 30, 2017.
(i)

Principal amount of $635 million at both September 30, 2017 and September 30, 2016 less unamortized deferred financing costs of $5 million and $6 million at September 30, 2017 and September 30, 2016, respectively.

(j)

Principal amount of debt of $2.846 billion and $2.815 billion less unamortized discount of $6 million and $3 million and unamortized deferred financing costs of $29 million and $34 million at September 30, 2017 and September 30, 2016, respectively.

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

Prior to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement bore interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, or “LIBOR,” not less than 1.00% per annum plus a borrowing margin of 2.75% per annum or (ii) an alternate base rate plus a borrowing margin of 1.75% per annum. Pursuant to the May 2017 Senior Term Loan Credit Agreement Amendment, term loan borrowings under the Senior Term Loan Credit Agreement will bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted LIBOR not less than 0.00% per annum plus a borrowing margin of 2.50% per annum or (ii) an alternative base rate plus a borrowing margin of 1.50% per annum.

Debt Redemptions and Prepayments

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is April 1, 2021.

Maturities of Senior Notes and Senior Secured Notes

As of September 30, 2017, there are no scheduled maturities of notes until 2022, when $883 million is scheduled to mature. Thereafter, $957 million is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $149 million, $173 million, and $181 million for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The weighted-average interest rate of the Company’s total debt was 4.9% at September 30, 2017, 5.3% at September 30, 2016 and 5.6% at September 30, 2015.

7. Income Taxes

The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2017	2016	2015
	(in millions)
Domestic	$(37)	$35	$(18)
Foreign	35	6	(57)
Total	$(2)	$41	$(75)

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2017	2016	2015
	(in millions)
Federal:
Current	$—	$—	$—
Deferred	(169)	3	4
Foreign:
Current (a)	41	39	40
Deferred	(12)	(30)	(33)
U.S. State:
Current	2	3	3
Deferred	(13)	(4)	(1)
Total	$(151)	$11	$13

(a)

Includes withholding taxes of $13 million, $17 million and $13 million for the fiscal year ended September 30, 2017, for the fiscal year ended September 30, 2016, and for the fiscal year ended September 30, 2015, respectively.

The differences between the U.S. federal statutory income tax rate of 35% and income taxes provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2017	2016	2015
	(in millions)
Taxes on income at the U.S. federal statutory rate	$(1)	$14	$(26)
U.S. state and local taxes	3	(1)	2
Foreign income taxed at different rates, including withholding taxes	11	12	11
Increase in valuation allowance	18	19	34
Release of valuation allowance	(134)	(26)	(5)
Change in tax rates	(1)	(10)	(2)
Foreign Currency Losses on Intra-Entity Loans	(59)	—	—
Non-deductible share based compensation	10	1	—
Other	2	2	(1)
Total income tax (benefit) expense	$(151)	$11	$13

During the year ended September 30, 2017, the Company recognized a U.S. tax benefit of $59 million related to foreign currency losses on intra-entity loans.  The foreign currency loss was previously reported in accumulated other comprehensive loss as the intra-entity loans were previously considered long-term investment in nature.

For the fiscal year ended September 30, 2017 and for the fiscal year ended September 30, 2016, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. In the U.S., the Company has released $125 million of the US valuation allowance related to US tax attributes. Significant components of the Company’s net deferred tax assets (liabilities) are summarized below:

	September 30,	September 30,
	2017	2016
	(in millions)
Deferred tax assets:
Allowances and reserves	$35	$34
Employee benefits and compensation	91	47
Other accruals	68	82
Tax attribute carry forwards	482	475
Other	13	3
Total deferred tax assets	689	641
Valuation allowance	(193)	(310)
Net deferred tax assets	496	331
Deferred tax liabilities:
Depreciation, amortization and artist advances	(15)	(26)
Intangible assets	(574)	(572)
Total deferred tax liabilities	(589)	(598)
Net deferred tax liabilities	$(93)	$(267)

In the third quarter ended June 30, 2017 the Company emerged from cumulative U.S. losses in the most recent three-year period. The emergence from cumulative three-year losses, projections of sufficient future taxable income in the U.S., and the reversal of future taxable temporary differences represents significant positive evidence, which outweighed our historical negative evidence. The Company concluded that it is more likely than not that the Company’s deferred tax assets, except for a portion of the Company’s deferred tax assets relating to foreign tax credit (“FTC”) carryforwards and U.S. State net operating loss (“NOL”) carryforwards, will be realized. As a result, the Company released $125 million of its valuation allowance recorded on its deferred tax assets as of the year-ended September 30, 2016.  The Company has retained a portion of its valuation allowance of $119 million against its U.S. tax attributes of which $108 million relates to our FTC carryforwards, $4 million relates to our U.S. State NOL carryforwards and $7 million relates to outside basis differences in investments due to its expectation of realizing the benefits of these tax attributes during the limited carryforward period does not meet the “more likely than not” threshold.

At September 30, 2017, the Company has U.S. federal tax net operating loss carry-forwards of $558 million, which will begin to expire in fiscal year 2027. The Company also has tax net operating loss carry-forwards, with no expiration date, in the U.K., France and Spain of $23 million, $120 million and $45 million, respectively, and other tax net operating loss carry forwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carry-forwards for U.S. tax purposes of $158  million. The US foreign tax credits will begin to expire in fiscal year 2018.

U.S. income and foreign withholding taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $218 million at September 30, 2017. As such, no deferred income taxes have been provided for these undistributed earnings. Should these earnings be distributed, foreign tax credits and net operating losses may be available to reduce the additional federal income tax that would be payable. However, availability of these foreign tax credits is subject to limitations which make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense.  As of September 30, 2017 and September 30, 2016, the Company had accrued $3 million and $3 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, are as follows (in millions):

Balance at September 30, 2014	$27
Additions for current year tax positions	8
Additions for prior year tax positions	9
Subtractions for prior year tax positions	(9)
Balance at September 30, 2015	$35
Additions for current year tax positions	7
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(13)
Balance at September 30, 2016	$30
Additions for current year tax positions	2
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(14)
Balance at September 30, 2017	$19

Included in the total unrecognized tax benefits at September 30, 2017 and 2016 are $19 million and $30 million, respectively, that if recognized, would favorably affect the effective income tax rate. The Company’s gross unrecognized tax benefits decreased during the year ended September 30, 2017 by $14 million due primarily to the finalization of an agreement with the United Kingdom (“U.K.”) tax authorities. The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of September 30, 2017 could decrease by up to approximately $3 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the U.K. for the tax years ending through September 30, 2013, in Canada for tax years ended through September 30, 2013, in Germany for the tax years ending through September 30, 2009 and in Japan for the tax years ending through September 30, 2007. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.

8. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $75 million and $83 million as of September 30, 2017 and September 30, 2016, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $50 million and $56 million recorded in its balance sheets as of September 30, 2017 and September 30, 2016, respectively. The Company uses a September 30 measurement date for its plans. For each of the fiscal years ended September 30, 2017, September 30, 2016, and September 30, 2015, pension expense amounted to $4 million.

Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $5 million for the fiscal year ended September 30, 2017, $5 million for the fiscal year ended September 30, 2016, and $4 million for the fiscal year ended September 30, 2015.

9. Share-Based Compensation Plans

Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (as amended, the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. In 2017, the Company’s Compensation Committee invited two additional employees to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s Board of Directors authorized the issuance of up to 82.1918 shares of the Company’s common stock pursuant to the Plan, 41.0959 in respect of deferred equity units and 41.0959 in respect of matching units. The LLC currently owns 55 issued and outstanding shares. Each deferred equity unit is equivalent to 1/10,000 of a share of Company stock. The Company will allocate units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant shall be credited a number of deferred equity units based on their respective allocation divided by the grant date intrinsic value and an equal number of the related matching units will be allocated. The redemption price of the deferred equity units will equal the fair market value of a fractional share of the Company’s stock on the date of the settlement and the redemption price for the matching units will equal the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one fractional share.

The Company accounts for share-based payments as required by ASC 718. ASC 718 requires all share-based payments to employees to be recognized as compensation expense. Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs to employees using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price on the grant date.

For accounting purposes, the grant date was established at the point the Company and the participant reached a mutual understanding of the key terms and conditions, in this case the date at which the participant accepted the invitation to participate in the Plan. For accounting purposes, deferred equity units are deemed to generally vest between one and seven years and matching equity units granted under the Plan are deemed to vest two years after the allocation to the participant’s account. The deferred and matching equity units have cash settlement dates that begin in December 2018. The deferred units will be settled at the participant’s election for cash equal to the fair market value of one fractional company share or a fractional company share. The matching units will be settled for cash equal to the redemption price or fractional company shares of equivalent value. At the end of the redemption period, all outstanding units become mandatorily redeemable at the then redemption price. Due to this mandatory redemption clause, the Company has classified the awards under the Plan as liability awards. Dividend distributions, if any, are also paid out on vested deferred equity units and are calculated on the same basis as the Company’s common shares. The Company has applied a graded (tranche-by-tranche) attribution method and expenses share-based compensation on an accelerated basis over the vesting period of the share award.

The following is a summary of the Company’s share awards:

				Matching	Deferred Equity	Matching Equity
			Deferred	Equity Units	Units Weighted-	Units Weighted-
			Equity Units	Weighted-	Average	Average
			Weighted-	Average	Grant-Date	Grant-Date
	Deferred	Matching	Average	Intrinsic	Intrinsic	Intrinsic
	Equity Units	Equity Units	Fair Value	Value	Value	Value
Unvested units at September 30, 2015	18	25	$135.00	$27.87	$107.13	$—
Granted	9	9	135.00	—	107.13	—
Vested	(7)	(5)	135.00	27.87	107.13	—
Forfeited	(1)	(1)	135.00	27.87	107.13	—
Unvested units at September 30, 2016	19	28	$142.21	$35.08	$107.13	$—
Granted	11	11	241.75	90.06	146.86	—
Vested	(17)	(3)	241.75	134.62	107.13	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2017	13	36	$241.75	$111.23	$140.04	$—

The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2017 was $140.04. The fair value of these deferred equity units at September 30, 2017 was $241.75. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2016 was $107.13. The fair value of these deferred equity units at September 30, 2016 was $142.21. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2015 was $107.13. The fair value of these deferred equity units at September 30, 2015 was $135.00.

Compensation Expense

The Company recognized non-cash share-based compensation expense of $70 million, free cash flow compensation expense of $30 million and dividend expense related to the equity units of $2 million for the fiscal year ended September 30, 2017. The Company recognized non-cash share-based compensation of $23 million for the fiscal year ended September 30, 2016. Of the $23 million, $13 million related to awards for employees and $10 million related to awards for non-employees for the fiscal year ended September 30, 2016. The Company recognized non-cash share-based compensation of $3 million for the fiscal year ended September 30, 2015. Of the $3 million, $1 million related to awards for employees and $2 million related to awards for non-employees for the fiscal year ended September 30, 2015.

In addition, at September 30, 2017, September 30, 2016 and September 30, 2015, the Company had approximately $34 million, $2 million and $7 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2017, the remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 1 year.

10. Related Party Transactions

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

Such costs incurred by the Company were approximately $9 million for each of the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, which includes the annual fee, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for the fiscal years ended September 30, 2016 and September 30, 2015. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statements of operations.

Lease Arrangements with Related Party

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired during the fiscal year 2014.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease was increased to £3,460,250 per year, the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review that would begin December 25, 2020.

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

Deezer

Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. Deezer paid to WEA International Inc. an aggregate amount of approximately $36 million and $29 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2017 and 2016, respectively. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A.

Acquisition of Selected Assets of Songkick

As of July 12, 2017, we acquired selected assets from Songkick, including the concert discovery app and website and the Songkick trademark, for a purchase price of $5 million. Access owns a significant minority interest in the seller.

11. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under both capital and operating leases. Net rent expense was approximately $62 million, $60 million and $66 million for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively.

At September 30, 2017, future minimum payments under non-cancelable operating leases (net of sublease income) are as follows:

Operating
Years	Leases
(in millions)
2018	$50
2019	52
2020	48
2021	45
2022	44
Thereafter	286
Total	$525

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $305 million and $288 million as of September 30, 2017 and September 30, 2016, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $3 million and $2 million at September 30, 2017 and September 30, 2016, respectively.

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

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  As part of the settlement, Sirius XM has the right, to be exercised before December 31, 2017, to enter into a license with each plaintiff to reproduce, perform and broadcast its pre-1972 recordings from January 1, 2018 through December 31, 2022.  The royalty rate for each such license will be determined by negotiation or, if the parties are unable to agree, binding arbitration on a willing buyer/willing seller standard.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance will be recognized in revenue in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

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

12. Derivative Financial Instruments

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

The fair value of foreign currency forward exchange contracts is determined by using observable market transactions of spot and forward rates (i.e., Level 2 inputs) which is discussed further in Note 15. Additionally, netting provisions are provided for in existing International Swap and Derivative Association Inc. agreements in situations where the Company executes multiple contracts with the same counterparty. As a result, net assets or liabilities resulting from foreign exchange derivatives subject to these netting agreements are classified within other current assets or other current liabilities in the Company’s consolidated balance sheets.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of September 30, 2017, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2016, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
	(in millions)
2017
Revenues	$3,020	$572	$(16)	$3,576
Operating income (loss)	283	81	(142)	222
Amortization of intangible assets	136	65	—	201
Depreciation of property, plant and equipment	32	6	12	50
OIBDA	451	152	(130)	473
Total assets	2,085	2,510	1,123	5,718
Capital expenditures	21	5	18	44
2016
Revenues	$2,736	$524	$(14)	$3,246
Operating income (loss)	247	68	(101)	214
Amortization of intangible assets	180	63	—	243
Depreciation of property, plant and equipment	32	7	11	50
OIBDA	459	138	(90)	507
Total assets	2,584	2,365	386	5,335
Capital expenditures	18	7	17	42
2015
Revenues	$2,501	$482	$(17)	$2,966
Operating income (loss)	151	77	(101)	127
Amortization of intangible assets	192	63	—	255
Depreciation of property, plant and equipment	36	6	12	54
OIBDA	379	146	(89)	436
Capital expenditures	19	7	37	63

Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015. Total assets relating to operations in different geographical areas are set forth below as of September 30, 2017 and September 30, 2016.

	2017		2016		2015
		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue
	(in millions)
United States	$1,587	$139	$1,360	$138	$1,171
United Kingdom	522	26	491	23	477
All other territories	1,467	48	1,395	42	1,318
Total	$3,576	$213	$3,246	$203	$2,966

Customer Concentration

In the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, one customer represented 14%, 14% and 13% of total revenues, respectively. This customer’s revenues are included in the Recorded Music segment.

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $138 million, $181 million and $171 million during the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively. The Company paid approximately $40 million, $41 million and $25 million of foreign income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively.

Special Cash Dividends

On December 2, 2016, the Company’s Board of Directors approved a special cash dividend of $54 million which was paid on January 3, 2017 to stockholders of record as of December 30, 2016.

On June 5, 2017, the Company’s Board of Directors approved a special cash dividend of $30 million which was paid on July 31, 2017 to stockholders of record as of June 30, 2017.

Investments and Acquisitions of businesses, net

The Company paid cash of $139 million, $28 million and $16 million for investments and acquisitions of businesses, net, during the fiscal years ended September 30, 2017, September 30, 2016 and September 30, 2015, respectively.

For the fiscal year ended September 30, 2017, the cash paid of $139 million includes the acquisition of Spinnin’ Records, which was acquired on September 7, 2017.  Based in the Netherlands, Spinnin’ Records is a dance and electronic music company.  The results of operations for Spinnin’ Records are reported in our Recorded Music segment following the acquisition date.

The Company accounted for the acquisition of Spinnin’ Records as a business combination under ASC 805, which requires the acquisition method of accounting. Under this method, the Company performed a preliminary purchase accounting allocation, which resulted in goodwill, intangibles, deferred tax liabilities and other insignificant assets and liabilities assumed.  The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2017 and September 30, 2016.

	Fair Value Measurements as of September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(5)	(5)
Total	$—	$—	$(5)	$(5)

	Fair Value Measurements as of September 30, 2016
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2016	$(4)
Additions	(1)
Reductions	—
Payments	—
Balance at September 30, 2017	$(5)

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2017, the fair value of the Company’s debt was $2.936 billion. Based on the level of interest rates prevailing at September 30, 2016, the fair value of the Company’s debt was $2.896 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

16. Subsequent Events

November 2017 Senior Term Loan Credit Agreement Amendment

On November 30, 2017, Warner Music Group acquired lender consent to effect an amendment (the “Senior Term Loan Credit Agreement Amendment”) to the credit agreement, dated November 1, 2012 (as amended by the amendments dated as of May 9, 2013, July 13, 2016, November 21, 2016 and May 22, 2017), among Warner Music Group, the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing the Company’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto. The Senior Term Loan Credit Agreement Amendment is scheduled to close on December 6, 2017 and (among other changes) will reduce the pricing terms of its outstanding term loans and change certain incurrence thresholds governing the ability to incur debt and liens, change certain EBITDA add-backs, as well as adjust the thresholds below which the excess cash flow sweep is triggered.

WARNER MUSIC GROUP CORP.

2017 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016
	(in millions)
Revenues	$917	$917	$825	$917
Costs and expenses:
Cost of revenue	(501)	(519)	(415)	(496)
Selling, general and administrative expenses (a)	(368)	(296)	(282)	(276)
Amortization expense	(49)	(51)	(50)	(51)
Total costs and expenses	(918)	(866)	(747)	(823)
Operating income	(1)	51	78	94
Loss on extinguishment of debt	—	(3)	—	(32)
Interest expense, net	(37)	(36)	(36)	(40)
Other (expense) income	(19)	(21)	(19)	19
(Loss) income before income taxes	(57)	(9)	23	41
Income tax (expense) benefit	19	152	(3)	(17)
Net (loss) income	(38)	143	20	24
Less: income attributable to noncontrolling interest	(1)	(2)	(1)	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(39)	$141	$19	$22

(a) Includes depreciation expense of:	$(12)	$(13)	$(13)	$(12)

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

Consolidating Balance Sheet

September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$347	$300	$—	$647	$—	$—	$—	$647
Accounts receivable, net	—	214	190	—	404	—	—	—	404
Inventories	—	12	27	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	89	52	—	141	—	—	—	141
Prepaid and other current assets	—	15	29	—	44	—	—	—	44
Total current assets	—	677	598	—	1,275	—	—	—	1,275
Due from (to) parent companies	418	96	(514)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,721	1,312	—	(4,033)	—	377	377	(754)	—
Royalty advances expected to be recouped after one year	—	109	63	—	172	—	—	—	172
Property, plant and equipment, net	—	139	74	—	213	—	—	—	213
Goodwill	—	1,368	317	—	1,685	—	—	—	1,685
Intangible assets subject to amortization, net	—	1,029	1,061	—	2,090	—	—	—	2,090
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	89	8	—	97	—	—	—	97
Other assets	7	45	17	—	69	—	—	—	69
Total assets	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$135	$73	$—	$208	$—	$—	$—	$208
Accrued royalties	—	732	531	—	1,263	—	—	—	1,263
Accrued liabilities	—	144	221	—	365	—	—	—	365
Accrued interest	41	—	—	—	41	—	—	—	41
Deferred revenue	—	125	72	—	197	—	—	—	197
Other current liabilities	—	3	23	—	26	—	—	—	26
Total current liabilities	41	1,139	920	—	2,100	—	—	—	2,100
Long-term debt	2,811	—	—	—	2,811	—	—	—	2,811
Deferred tax liabilities, net	—	—	190	—	190	—	—	—	190
Other noncurrent liabilities	1	196	112	—	309	—	—	—	309
Total liabilities	2,853	1,335	1,222	—	5,410	—	—	—	5,410
Total Warner Music Group Corp. equity	293	3,596	437	(4,033)	293	377	377	(754)	293
Noncontrolling interest	—	4	11	—	15	—	—	—	15
Total equity	293	3,600	448	(4,033)	308	377	377	(754)	308
Total liabilities and equity	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718

Consolidating Balance Sheet

September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$180	$179	$—	$359	$—	$—	$—	$359
Accounts receivable, net	—	177	152	—	329	—	—	—	329
Inventories	—	16	25	—	41	—	—	—	41
Royalty advances expected to be recouped within one year	—	79	49	—	128	—	—	—	128
Prepaid and other current assets	1	13	37	—	51	—	—	—	51
Total current assets	1	465	442	—	908	—	—	—	908
Due from (to) parent companies	750	(312)	(438)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,260	1,458	—	(3,718)	—	195	195	(390)	—
Royalty advances expected to be recouped after one year	—	120	76	—	196	—	—	—	196
Property, plant and equipment, net	—	138	65	—	203	—	—	—	203
Goodwill	—	1,372	255	—	1,627	—	—	—	1,627
Intangible assets subject to amortization, net	—	1,165	1,036	—	2,201	—	—	—	2,201
Intangible assets not subject to amortization	—	71	45	—	116	—	—	—	116
Deferred tax assets, net	—	—	2	—	2	—	—	—	2
Other assets	3	62	17	—	82	—	—	—	82
Total assets	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$124	$80	$—	$204	$—	$—	$—	$204
Accrued royalties	—	606	498	—	1,104	—	—	—	1,104
Accrued liabilities	—	112	185	—	297	—	—	—	297
Accrued interest	38	—	—	—	38	—	—	—	38
Deferred revenue	—	143	35	—	178	—	—	—	178
Current portion of long-term debt	—	—	—	—	—	—	—	—	—
Other current liabilities	—	3	18	—	21	—	—	—	21
Total current liabilities	38	988	816	—	1,842	—	—	—	1,842
Long-term debt	2,778	—	—	—	2,778	—	—	—	2,778
Deferred tax liabilities, net	—	109	160	—	269	—	—	—	269
Other noncurrent liabilities	3	126	107	—	236	—	—	—	236
Total liabilities	2,819	1,223	1,083	—	5,125	—	—	—	5,125
Total Warner Music Group Corp. equity (deficit)	195	3,314	404	(3,718)	195	195	195	(390)	195
Noncontrolling interest	—	2	13	—	15	—	—	—	15
Total equity (deficit)	195	3,316	417	(3,718)	210	195	195	(390)	210
Total liabilities and equity (deficit)	$3,014	$4,539	$1,500	$(3,718)	$5,335	$195	$195	$(390)	$5,335

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,978	$2,008	$(410)	$3,576	$—	$—	$—	$3,576
Costs and expenses:
Cost of revenue	—	(922)	(1,275)	266	(1,931)	—	—	—	(1,931)
Selling, general and administrative expenses	(1)	(900)	(464)	143	(1,222)	—	—	—	(1,222)
Amortization of intangible assets	—	(100)	(101)	—	(201)	—	—	—	(201)
Total costs and expenses	(1)	(1,922)	(1,840)	409	(3,354)	—	—	—	(3,354)
Operating income (loss)	(1)	56	168	(1)	222	—	—	—	222
Loss on extinguishment of debt	(35)	—	—	—	(35)	—	—	—	(35)
Interest (expense) income, net	(95)	2	(56)	—	(149)	—	—	—	(149)
Equity gains from consolidated subsidiaries	124	87	—	(210)	1	143	143	(286)	1
Other expense, net	(1)	(17)	(23)	—	(41)	—	—	—	(41)
(Loss) income before income taxes	(8)	128	89	(211)	(2)	143	143	(286)	(2)
Income tax benefit (expense)	151	154	(30)	(124)	151	—	—	—	151
Net income	143	282	59	(335)	149	143	143	(286)	149
Less: income attributable to noncontrolling interest	—	(1)	(5)	—	(6)	—	—	—	(6)
Net income attributable to Warner Music Group Corp.	$143	$281	$54	$(335)	$143	$143	$143	$(286)	$143

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,668	$1,887	$(309)	$3,246	$—	$—	$—	$3,246
Costs and expenses:
Cost of revenue	—	(703)	(1,192)	188	(1,707)	—	—	—	(1,707)
Selling, general and administrative expenses	—	(739)	(464)	121	(1,082)	—	—	—	(1,082)
Amortization of intangible assets	—	(118)	(125)	—	(243)	—	—	—	(243)
Total costs and expenses	—	(1,560)	(1,781)	309	(3,032)	—	—	—	(3,032)
Operating income	—	108	106	—	214	—	—	—	214
Loss on extinguishment of debt	(4)	—	—	—	(4)	(14)	—	—	(18)
Interest (expense) income, net	(84)	3	(79)	1	(159)	(14)	—	—	(173)
Equity gains (losses) from consolidated subsidiaries	162	74	—	(236)	—	53	25	(78)	—
Other income (expense), net	(10)	2	26	—	18	—	—	—	18
Income (loss) before income taxes	64	187	53	(235)	69	25	25	(78)	41
Income tax (expense) benefit	(11)	(20)	1	19	(11)	—	—	—	(11)
Net income (loss)	53	167	54	(216)	58	25	25	(78)	30
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income (loss) attributable to Warner Music Group Corp.	$53	$166	$50	$(216)	$53	$25	$25	$(78)	$25

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,632	$1,588	$(254)	$2,966	$—	$—	$—	$2,966
Costs and expenses:
Cost of revenue	—	(788)	(866)	143	(1,511)	—	—	—	(1,511)
Selling, general and administrative expenses	1	(675)	(509)	110	(1,073)	—	—	—	(1,073)
Amortization of intangible assets	—	(122)	(133)	—	(255)	—	—	—	(255)
Total costs and expenses	1	(1,585)	(1,508)	253	(2,839)	—	—	—	(2,839)
Operating income	1	47	80	(1)	127	—	—	—	127
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Interest (expense) income, net	(82)	6	(83)	—	(159)	(22)	—	—	(181)
Equity gains (losses) from consolidated subsidiaries	35	(67)	—	32	—	(69)	(91)	160	—
Other (expense) benefit, net	(10)	1	(12)	—	(21)	—	—	—	(21)
(Loss) income before income taxes	(56)	(13)	(15)	31	(53)	(91)	(91)	160	(75)
Income tax (expense) benefit	(13)	(29)	—	29	(13)	—	—	—	(13)
Net (loss) income	(69)	(42)	(15)	60	(66)	(91)	(91)	160	(88)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net (loss) income attributable to Warner Music Group Corp.	$(69)	$(43)	$(17)	$60	$(69)	$(91)	$(91)	$160	$(91)

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$143	$282	$59	$(335)	$149	$143	$143	$(286)	$149
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	30	—	(30)	30	30	32	32	(64)	30
Minimum pension liability	7	—	7	(7)	7	7	7	(14)	7
Deferred (loss) on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive income (loss), net of tax:	37	(1)	(23)	24	37	39	39	(78)	37
Total comprehensive income	180	281	36	(311)	186	182	182	(364)	186
Less: income attributable to noncontrolling interest	—	(1)	(5)	—	(6)	—	—	—	(6)
Comprehensive income attributable to Warner Music Group Corp.	$180	$280	$31	$(311)	$180	$182	$182	$(364)	$180

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$53	$167	$54	$(216)	$58	$25	$25	$(78)	$30
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(44)	—	(44)	44	(44)	(44)	(44)	88	(44)
Minimum pension liability	(7)	—	(7)	7	(7)	(7)	(7)	14	(7)
Deferred (loss) gain on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive (loss) income , net of tax:	(51)	(1)	(51)	52	(51)	(51)	(51)	102	(51)
Total comprehensive (loss) income	2	166	3	(164)	7	(26)	(26)	24	(21)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$2	$165	$(1)	$(164)	$2	$(26)	$(26)	$24	$(26)

Consolidating Statement of Comprehensive (Loss) Income

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(69)	$(42)	$(15)	$60	$(66)	$(91)	$(91)	$160	$(88)
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(59)	—	(59)	59	(59)	(59)	(59)	118	(59)
Minimum pension liability	—	—	—	—	—	—	—	—	—
Other comprehensive (loss) income, net of tax:	(59)	—	(59)	59	(59)	(59)	(59)	118	(59)
Total comprehensive (loss) income	(128)	(42)	(74)	119	(125)	(150)	(150)	278	(147)
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(128)	$(43)	$(76)	$119	$(128)	$(150)	$(150)	$278	$(150)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$143	$282	$59	$(335)	$149	$143	$143	$(286)	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	137	114	—	251	—	—	—	251
Unrealized gains/losses and remeasurement of foreign denominated loans	27	—	(3)	—	24	—	—	—	24
Deferred income taxes	2	—	(194)	—	(192)	—	—	—	(192)
Loss on extinguishment of debt	35	—	—	—	35	—	—	—	35
Net loss (gain) on divestitures and investments	—	33	(16)	—	17	—	—	—	17
Non-cash interest expense	8	—	—	—	8	—	—	—	8
Equity-based compensation expense	—	70	—	—	70	—	—	—	70
Equity losses (gains), including distributions	(124)	(86)	—	210	—	(143)	(143)	286	—
Changes in operating assets and liabilities:
Accounts receivable	—	(37)	(23)	—	(60)	—	—	—	(60)
Inventories	—	2	(1)	—	1	—	—	—	1
Royalty advances	—	2	15	—	17	—	—	—	17
Accounts payable and accrued liabilities	(120)	(4)	47	125	48	—	—	—	48
Royalty payables	—	126	10	—	136	—	—	—	136
Accrued interest	3	—	—	—	3	—	—	—	3
Deferred revenue	—	(6)	28	—	22	—	—	—	22
Other balance sheet changes	5	(204)	205	—	6	—	—	—	6
Net cash provided by (used in) operating activities	(21)	315	241	—	535	—	—	—	535
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Capital expenditures	—	(31)	(13)	—	(44)	—	—	—	(44)
Investments and acquisitions of businesses, net	—	(6)	(133)	—	(139)	—	—	—	(139)
Divestitures, net	—	42	31	—	73	—	—	—	73
Advance to Issuer	60	—	—	(60)	—	—	—	—	—
Net cash (used in) provided by investing activities	60	(4)	(122)	(60)	(126)	—	—	—	(126)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(84)	—	—	(84)	84	—	—	—
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Dividends paid	—	—	—	—	—	(84)	—	—	(84)
Change in due (from) to issuer	—	(60)	—	60	—	—	—	—	—
Net cash (used in) provided by financing activities	(39)	(144)	(5)	60	(128)	—	—	—	(128)
Effect of exchange rate changes on cash and equivalents	—	—	7	—	7	—	—	—	7
Net increase in cash and equivalents	—	167	121	—	288	—	—	—	288
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$347	$300	$—	$647	$—	$—	$—	$647

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$53	$167	$54	$(216)	$58	$25	$25	$(78)	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	156	137	—	293	—	—	—	293
Unrealized gains/losses and remeasurement of foreign denominated loans	—	—	—	—	—	—	—	—	—
Deferred income taxes	—	—	(26)	—	(26)	—	—	—	(26)
Loss on extinguishment of debt	4	—	—	—	4	14	—	—	18
Net gain on divestitures	—	(3)	(6)	—	(9)	—	—	—	(9)
Gain on sale of real estate	—	—	(24)	—	(24)	—	—	—	(24)
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Equity-based compensation expense	—	23	—	—	23	—	—	—	23
Equity losses (gains), including distributions	(162)	(74)	—	236	—	(53)	(25)	78	—
Changes in operating assets and liabilities:
Accounts receivable	—	(7)	24	—	17	—	—	—	17
Inventories	—	—	—	—	—	—	—	—	—
Royalty advances	—	1	(14)	—	(13)	—	—	—	(13)
Accounts payable and accrued liabilities	—	142	(99)	(20)	23	—	—	—	23
Royalty payables	—	93	(44)	—	49	—	—	—	49
Accrued interest	(10)	—	—	—	(10)	(10)	—	—	(20)
Deferred revenue	—	(4)	(31)	—	(35)	—	—	—	(35)
Other balance sheet changes	(4)	(10)	19	—	5	—	—	—	5
Net cash (used in) provided by operating activities	(109)	484	(10)	—	365	(23)	—	—	342
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(16)	(9)	—	(25)	—	—	—	(25)
Capital expenditures	—	(30)	(12)	—	(42)	—	—	—	(42)
Investments and acquisitions of businesses, net	—	(10)	(18)	—	(28)	—	—	—	(28)
Divestitures, net	—	8	37	—	45	—	—	—	45
Proceeds from the sale of real estate	—	—	42	—	42	—	—	—	42
Advance to Issuer	329	—	—	(329)	—	—	—	—	—
Net cash (used in) provided by investing activities	329	(48)	40	(329)	(8)	—	—	—	(8)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(183)	—	—	—	(183)	183	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(309)	—	—	—	(309)	—	—	—	(309)
Proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes	300	—	—	—	300	—	—	—	300
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(150)	—	—	(150)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—	—	(24)	—	—	—	(24)
Financing costs paid	—	—	—	—	—	(10)	—	—	(10)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due (from) to issuer	—	(329)	—	329	—	—	—	—	—
Net cash (used in) provided by financing activities	(220)	(329)	(19)	329	(239)	23	—	—	(216)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase in cash and equivalents	—	107	6	—	113	—	—	—	113
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$180	$179	$—	$359	$—	$—	$—	$359

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2015

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net (loss) income	$(69)	$(42)	$(15)	$60	$(66)	$(91)	$(91)	$160	$(88)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	—	—	—	—	—	—	—
Depreciation and amortization	(1)	162	148	—	309	—	—	—	309
Unrealized gains/losses and remeasurement of foreign denominated loans	21	55	(48)	—	28	—	—	—	28
Deferred income taxes	—	—	(11)	—	(11)	—	—	—	(11)
Gain on sale of assets	—	—	—	—	—	—	—	—	—
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Equity-based compensation expense	—	3	—	—	3	—	—	—	3
Equity losses (gains), including distributions	(35)	67	—	(32)	—	69	91	(160)	—
Changes in operating assets and liabilities:
Accounts receivable	—	4	2	—	6	—	—	—	6
Inventories	—	(1)	(5)	—	(6)	—	—	—	(6)
Royalty advances	—	(23)	(23)	—	(46)	—	—	—	(46)
Accounts payable and accrued liabilities	—	26	(15)	(28)	(17)	—	—	—	(17)
Royalty payables	—	(19)	46	—	27	—	—	—	27
Accrued interest	(2)	—	—	—	(2)	—	—	—	(2)
Deferred revenue	—	(9)	21	—	12	—	—	—	12
Other balance sheet changes	—	3	(7)	—	(4)	—	—	—	(4)
Net cash provided by (used in) operating activities	(76)	226	93	—	243	(21)	—	—	222
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Capital expenditures	—	(48)	(15)	—	(63)	—	—	—	(63)
Investments and acquisitions of businesses, net	—	(11)	(5)	—	(16)	—	—	—	(16)
Advances to issuer	110	—	—	(110)	—	—	—	—	—
Net cash provided by (used in) investing activities	110	(68)	(27)	(110)	(95)	—	—	—	(95)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(21)	—	—	—	(21)	21	—	—	—
Proceeds from the Revolving Credit Facility	258	—	—	—	258	—	—	—	258
Repayment of the Revolving Credit Facility	(258)	—	—	—	(258)	—	—	—	(258)
Repayment of Acquisition Corp. Senior Term Loan Facility	(13)	—	—	—	(13)	—	—	—	(13)
Proceeds from issuance of Acquisition Corp. 5.625% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Proceeds from issuance of Acquisition Corp. 6.750% Senior Notes	—	—	—	—	—	—	—	—	—
Repayment of Acquisition Corp. 11.5% Senior Notes	—	—	—	—	—	—	—	—	—
Financing costs paid	—	—	—	—	—	—	—	—	—
Deferred financing costs paid	—	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holder	—	(1)	(2)	—	(3)	—	—	—	(3)
Repayment of capital lease obligations	—	—	(3)	—	(3)	—	—	—	(3)
Change in due (from) to issuer	—	(110)	—	110	—	—	—	—	—
Net cash provided by (used in) financing activities	(34)	(111)	(5)	110	(40)	21	—	—	(19)
Effect of exchange rate changes on cash and equivalents	—	—	(19)	—	(19)	—	—	—	(19)
Net increase (decrease) in cash and equivalents	—	47	42	—	89	—	—	—	89
Cash and equivalents at beginning of period	—	26	131	—	157	—	—	—	157
Cash and equivalents at end of period	$—	$73	$173	$—	$246	$—	$—	$—	$246

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
	(in millions)
Year Ended September 30, 2017
Allowance for doubtful accounts	$19	$3	$(4)	$—	$18
Reserves for sales returns	33	119	(119)	—	33
Allowance for deferred tax asset	310	23	(140)	—	193
Year Ended September 30, 2016
Allowance for doubtful accounts	$12	$6	$—	$1	$19
Reserves for sales returns	44	131	(142)	—	33
Allowance for deferred tax asset	344	27	(61)	—	310
Year Ended September 30, 2015
Allowance for doubtful accounts	$11	$7	$(6)	$—	$12
Reserves for sales returns	54	161	(171)	—	44
Allowance for deferred tax asset	394	34	(84)	—	344

(a)	Other changes due to acquisitions and dispositions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 72 of this report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 5, 2017, and their positions and offices.

Name	Age	Position
Stephen Cooper	71	CEO and Director
Max Lousada	44	CEO, Warner Recorded Music and Director
Jon Platt	53	Chairman and CEO, Warner/Chappell Music and Director
Stu Bergen	51	CEO, International and Global Commercial Services, Warner Recorded Music
Eric Levin	55	Executive Vice President and Chief Financial Officer
Ole Obermann	46	Executive Vice President, Business Development
Maria Osherova	52	Executive Vice President, Human Resources
Paul M. Robinson	59	Executive Vice President and General Counsel and Secretary
James Steven	40	Executive Vice President, Communications and Marketing
Len Blavatnik	60	Vice Chairman of the Board
Lincoln Benet	54	Director
Alex Blavatnik	53	Director
Mathias Döpfner	54	Director
Noreena Hertz	50	Director
Ynon Kreiz	52	Director
Thomas H. Lee	73	Director
Oliver Slipper	41	Director
Donald A. Wagner	54	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 71, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also served on the Board of Directors as Vice Chairman and served as the Chairman of the Restructuring Committee of LyondellBasell Industries AF S.C.A. Mr. Cooper is also the Managing Partner of Cooper Investment Partners, a private equity firm.

Max Lousada, 44, has served as a director since October 1, 2017 and as our CEO, Recorded Music, Warner Music Group, since October 1, 2017. He oversees all of the Company’s global recorded music operations, including Atlantic, Warner Bros., Parlophone, Warner Music Nashville, Global Catalog/Rhino and Warner Classics, as well as the Company’s international Recorded Music affiliates and WMG’s Artist & Label Services divisions, WEA Corp. and ADA. Mr. Lousada was, for the previous four years, the Chairman & CEO of Warner Music UK, where he was responsible for overseeing the Company’s UK family of labels and imprints, including Atlantic Records, Asylum, East West, FFRR, Nonesuch, One More Tune, Parlophone, Reprise, Roadrunner, Rhino and Warner Bros Records, as well as the UK arm of ADA and WMG’s Artist & Label Services division. Mr. Lousada previously headed up Atlantic Records UK for nine years, during which time he built an award-winning team and a strong roster of artists, including: Ed Sheeran, Paolo Nutini, James Blunt, Rudimental, Plan B, Lykke Li, Rumer, Marina and the Diamonds and Birdy. Mr. Lousada also presided over the UK success of Atlantic’s international roster including acts such as Bruno Mars, fun., Paramore, Death Cab For Cutie, Jason Mraz and Janelle Monáe. Prior to his tenure at Atlantic UK, Mr. Lousada was head of A&R at Mushroom Records where he signed ambient dance act Zero 7 and played a key role in the development of their 2001 debut album “Simple Things.” Mr. Lousada was also involved in the careers of Mushroom acts such as Muse, Ash and Garbage. From 2014 to 2016, Mr. Lousada served as Chairman of the BRITs Committee, responsible for the creative direction of the show, management of the Award categories, artist line up, Voting Academy and the digital and media strategy.

Jon Platt, 53, has served as a director since October 1, 2017 and as our Chairman and CEO of Warner/Chappell Music since May 2016. In his role as CEO, Mr. Platt oversees all aspects of the company’s global operations, roster of songwriters, creative services, and growth strategy. During his tenure, he has overseen the strengthening of Warner/Chappell’s A&R activities in North America, while expanding opportunities for the company’s diverse roster of songwriters. Since joining Warner/Chappell in 2012, he has been instrumental in attracting icons and up-and-comers alike, including Jay Z, Beyoncé, Twenty One Pilots, Julia Michaels, Dave Mustaine, Mike WiLL Made It, legendary songwriter Rod Temperton, and Pharrell Williams pre-2009 catalogue, among others. WCM has earned countless industry accolades, including 2017 Music Publisher of the Year at the BMI Pop Awards; and in the previous year won Publisher of the Year at four of ASCAP's most prestigious ceremonies – the Pop, Rhythm & Soul, Country and Latin Awards – as well as at BMI’s R&B/Hip-Hop Awards. Mr. Platt has served as Vice Chairman of the Board of Directors for the MusiCares Foundation and sits on the Boards of ASCAP, NMPA, the Songwriters Hall of Fame, the Motown Museum, and the Living Legends Foundation.

Stu Bergen, 51, has served as our CEO, International and Global Commercial Services, Warner Recorded Music since December 1, 2015.  He is responsible for our global Recorded Music business outside of the U.S. and U.K. markets. In addition, since March 2015, he oversees WEA Corp., the Company’s global distribution and artists and label services arm, as well as ADA, which provides worldwide services to independent labels and artists. Mr. Bergen, who joined Warner Music Group in 2006, was previously our President, International, Recorded Music from 2013 to 2015 and prior to that our Executive Vice President, International & Head of Global Marketing.  Prior to Warner Music Group, Mr. Bergen held posts at several major record labels, including serving as Executive Vice President of Rock Music for Columbia Records, Executive Vice President of Island Records, and Vice President of Promotion for Epic Records. Mr. Bergen began his music industry career in 1988 at TVT Records, following which he became Director Promotion at Relativity Records. Mr. Bergen holds a B.A. degree from Princeton University.

Eric Levin, 55, has served as our Executive Vice President and Chief Financial Officer since October 13, 2014. From October 2012 to June 2014, he served as the financial director of Ecolab (China) Investment Co. Ltd, a multinational technology and manufacturing group in China. From May 1988 to December 2001, he worked in various financial functions at Home Box Office, Inc., a subsidiary of Time Warner, and was promoted to CFO from January 2000 to December 2001. Thereafter and until 2011, he served in various operational and financial roles in companies in the media and publishing industry. From 2004 to 2007, he was the Co-Founder and CEO of City on Demand, LLC, a television production company. From 2009 to 2011, Mr. Levin was CFO at SCMP Group Limited, a company listed on the Hong Kong Stock Exchange, which is a leading Asia media holding company, and joined the board of The Post Publishing Public Company Limited, a company listed on the Stock Exchange of Thailand, which publishes newspapers and magazines. Mr. Levin obtained a B.S. in Electrical Engineering from the University of Pennsylvania in May 1984 and an M.B.A. in finance and economics from the University of Chicago Graduate School of Business in March 1988.

Ole Obermann, 46, has served as our Executive Vice President, Business Development and Chief Digital Officer since November 2016. Mr. Obermann oversees the company’s global business development strategy, with a focus on exploring new forms of commercial innovation and creating new digital revenue opportunities. From 2006 to 2016, Mr. Obermann worked at Sony Music Entertainment, where he was most recently Executive VP, Digital Partner Development and Sales. During his Sony tenure, he negotiated and implemented deals with Sony’s network of global digital partners including iTunes, Spotify, Google, and Vevo. He was instrumental in Sony’s audio and video streaming strategy and oversaw the buildout of Sony’s digital analytics infrastructure. Prior to his employment at Sony, Mr. Obermann was Managing Director of Liquid Digital Media, a leading digital music infrastructure provider. He also previously worked at McKinsey & Co. He began his career as a Product Manager for RCA Records. He holds a BA degree in International Relations from Colgate University and an MBA from Northwestern University’s Kellogg School of Management.

Maria Osherova, 52, has served as our Executive Vice President, Human Resources since July 29, 2014. Ms. Osherova joined Warner Music Group in 2006 as Vice President, Human Resources for Warner Music International, based in London.  Advancing to Senior Vice President of Warner Music International, she played a pivotal role in the successful integration of Parlophone Label Group within Warner Music Group. Prior to joining Warner Music Group, Ms. Osherova was Global HR Manager for a division of Shell International Petroleum, where she headed a department responsible for employees in over 120 countries. She previously held several posts at The Coca-Cola Company, based variously in Copenhagen, Oslo, and St. Petersburg. Osherova studied at St. Petersburg State Technical University, where she was awarded a Master of Sciences degree.

Paul M. Robinson, 59, has served as our Executive Vice President and General Counsel and Secretary since December 2006. He is responsible for our worldwide legal and business affairs and public policy functions. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

James Steven, 40, has served as Executive Vice President, Communications and Marketing since January 1, 2015. He is responsible for our worldwide communications and corporate marketing functions, including external and internal communications, investor relations, social responsibility and special events.  He also oversees the interaction and coordination of the communications functions of our operating companies.  Mr. Steven joined the Company in 2007 as part of the Company’s international communications team based in London.  He relocated to New York in 2012, becoming Senior Vice President, Communications and Marketing.  Prior to Warner Music Group, Mr. Steven held various roles at public relations and marketing agencies, including Cow PR and Consolidated PR, working with clients in the film, TV, technology, retail, beverages and automobile industries. Mr. Steven holds an M.A. (Honors) degree from the University of Edinburgh.

Len Blavatnik, 60, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with global strategic investments. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to, and remains engaged in, many educational pursuits.  Mr. Blavatnik is a member of boards at Oxford University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources, Global Advisory Council and the Task Force on Science and Engineering. In 2010, the Blavatnik Family Foundation committed £75 million to establish the Blavatnik School of Government at the University of Oxford.  Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of other leading educational, scientific, cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The Mariinsky Foundation of America, The Carnegie Hall Society, Inc. and The Center for Jewish History in New York. He is also a member of the Board of Governors of The New York Academy of Sciences, and is a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his M.B.A from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 54, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spans corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the Supervisory Board of Directors for LyondellBasell and a member of the board of Clal Industries Ltd. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 53, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Deputy Chairman of Access. A 1993 graduate of Columbia University, Mr. Blavatnik joined Access in 1996 to manage the Company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Mathias Döpfner, 54, has served as a director since May 1, 2014. Mr. Döpfner is Chairman and CEO of German media group Axel Springer SE in Berlin. Holding a stake of more than 3%, Mr. Döpfner is also one of the company’s largest shareholders. Axel Springer is the leading digital publisher in Europe and is active in more than 40 countries. Publishing brands include BILD, DIE WELT and BUSINESS INSIDER. Since Mr. Döpfner became CEO in 2002, Axel Springer revenues from digital activities increased from €117m to €2.2bn with EBITDA from digital increasing from €-12m to €472m. Worldwide digital audience expanded to more than 200 million users. Mr. Döpfner is also a member of the Board of Directors of Time Warner Inc. and Vodafone Group Plc.

Noreena Hertz, 50, has served as a director since September 15, 2017 and previously served as a director from May 1, 2014 through May 22, 2016. Professor Hertz advises some of the biggest organizations and most senior figures in the world on strategy, decision-making, corporate social responsibility and global economic and geo-political trends. Her best-selling books, Eyes Wide Open, the Silent Takeover and IOU: The Debt Threat, have been published in 22 countries. Professor Hertz served as a member of Citigroup’s Politics and Economics Global Advisory Board between 2007 and 2008 and as a member of the Advisory Group steering McKinsey CEO Dominic Barton’s Inclusive Capitalism Taskforce between 2012 and 2013. A much sought-after commentator on television and radio Hertz contributes to a wide range of publications and networks including The BBC, CNN, CNBC, CBS, ITV, The New York Times, The Wall Street Journal, The Daily Beast, the Financial Times, the Guardian, The Washington Post, The Times of London, Wired, and Nature. She hosts her own show on SiriusXM MegaHertz: London Calling. She has given Keynote Speeches at TED and The World Economic Forum, as well as for leading global corporations, and has shared platforms with such luminaries as

President Bill Clinton and James Wolfensohn. An influential economist on the international stage, Professor Hertz also played a pivotal role in the development of (RED), an innovative commercial model to raise money for people with AIDS in Africa, having inspired Bono (co-founder of the project) with her writings. Professor Hertz has been described by the Observer as “one of the world’s leading young thinkers,” Vogue as “one of the world’s most inspiring women” and was featured on the cover of Newsweek’s September 30, 2013 issue in Europe, Asia and the Middle East. She has an M.B.A from the Wharton School of the University of Pennsylvania and a Ph.D. from the University of Cambridge. Having spent 10 years at the University of Cambridge as Associate Director of the Centre for International Business and Management, in 2014 she moved to University College London where she is a Visiting Professor at the Institute for Global Prosperity.

Ynon Kreiz, 52, has served as a director since May 9, 2016. From March 2012 to January 2016, Mr. Kreiz served as the Chairman and CEO of Maker Studios, a global leader in online short-form video and one of the largest content network on YouTube. Before joining Maker, from June 2008 to June 2011, Mr. Kreiz was Chairman and CEO of Endemol Group, one of the world’s largest independent television production company, with major international programming franchises including “Big Brother” and “Deal or No Deal.” Prior to Endemol, from 2005 to 2007, Mr. Kreiz was a General Partner at Balderton Capital (formerly Benchmark Capital Europe). Prior to that, from 1996 to 2002, Mr. Kreiz was co-founder, Chairman and CEO of Fox Kids Europe N.V., a leading pay-TV channel in Europe and the Middle East, broadcasting in 56 countries. FKE was listed on the Euronext Stock Exchange in Amsterdam in 1999. Mr. Kreiz holds a B.A. in Economics and Management from Tel Aviv University and an M.B.A. from UCLA’s Anderson School of Management, where he currently serves on the Board of Advisors. Mr. Kreiz is also a member of the Board of Directors of Mattel, Inc.

Thomas H. Lee, 73, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC and Lee Equity Partners, LLC. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC, Edelman Financial Services, LLC, SEC Bell Investor Holdings LLC and Aimbridge Hospitality Holdings LLC. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, NYU Langone Medical Center and the New York City Police Foundation among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Oliver Slipper, 41, has served as a director since May 1, 2014. Mr. Slipper is the founder and CEO of Masomo Limited, a social games start-up headquartered in the U.K.  He previously served as Joint-CEO and was appointed to the Board of Perform Group plc in August 2007, where he still acts as a Non-Executive Director. Together with Simon Denyer, Joint-CEO of Perform, Mr. Slipper took the business public, achieving a listing on the London Stock Exchange in 2011, with a market capitalization of over £500 million. Previously he was the Chief Executive Officer of Premium TV until its amalgamation with Inform Group in 2007 to create Perform. Mr. Slipper joined Premium TV in 2001 as Commercial Manager. In 2005, he was appointed Chief Executive Officer. Prior to Premium TV, Mr. Slipper worked at Accenture within the Media and Entertainment team, where he worked for clients including Cable & Wireless, NTL and Sony Playstation advising on digital strategies. He holds a BA (Hons) in Classical Studies from Manchester University. He also serves on the Board of Surrey County Cricket Club and is a Patron of the Zoological Society of London.

Donald A. Wagner, 54, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

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

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, and Wagner, each brings beneficial experience and attributes to our Board. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access, in his role as a director of UC RUSAL and a former director of TNK-BP Limited. Mr. Benet has extensive experience in advising companies, particularly as the CEO of Access and in his role as a director of Clal Industries Ltd. and LyondellBasell Industries N.V. Alex Blavatnik has extensive experience advising companies, particularly as Deputy Chairman of Access and previously as a director of OGIP Ventures, Ltd. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of the directors affiliated with Access possess experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us.

Mr. Cooper has more than 30 years of experience as a financial advisor, and has served as chairman or chief executive officer of various businesses, including Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc. and Chief Executive Officer of Hawaiian Telcom.

Messrs. Platt and Lousada are involved in managing the day-to-day business of our company, providing them with intimate knowledge of our operations, and each has significant experiences in the entertainment industry, advising and managing companies.

Mr. Döpfner has extensive experience in the media industry. Through his positions as Chairman and CEO of Axel Springer, he has a profound understanding of the challenges and developments of today’s business, such as content creation and monetization or distribution and digital platforms.

Professor Hertz has over 25 years of experience in advising companies in a variety of sectors and geographies on strategic and policy decisions, intelligence gathering and analysis and stakeholder management and corporate social responsibility. She has also held senior academic positions where her research has focused on decision-making, risk assessment and management, globalization, innovation and corporate social responsibility.

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

Committees of the Board of Directors

Following consummation of the Merger, we became a privately held company. As a result, we are no longer subject to any stock exchange listing or SEC rules requiring a majority of our Board of Directors to be independent or relating to the formation and functioning of the various Board committees. The Board of Directors of the Company has an Audit Committee, a Compensation Committee and a Finance Committee, all of which report to the Board of Directors as they deem appropriate, and as the Board may request. Affiliates of Access own 100% of our common stock and have the power to elect our directors. Thus the Board has determined that it is not necessary for us to have a Nominating Committee or a committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

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

The Compensation Committee discharges the responsibilities of the Board of Directors of the Company relating to all compensation, including equity compensation, of the Company’s executives. The Compensation Committee has overall responsibility for evaluating and making recommendations to the Board regarding director and officer compensation, compensation under the Company’s long-term incentive plans and other compensation policies and programs. The current members of the Company’s Compensation Committee are Messrs. Benet, Lee and Wagner and Alex Blavatnik and Len Blavatnik. Mr. Benet serves as the chairman of the committee.

As of September 26, 2017, the Finance Committee discharges the responsibilities of the Board of Directors of the Company relating to all debt financing transactions. The current members of the Company’s Finance Committee are Messrs. Benet, Cooper, Wagner and Alex Blavatnik.

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

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2017. Our named executive officers (“NEOs”) for fiscal year 2017 are:

•	Stephen Cooper (our CEO);
•	Eric Levin (our CFO);
•	Jon Platt;
•	Stu Bergen; and
•	Paul M. Robinson.

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers. For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2017, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below) consists of base salary and annual bonuses. In addition, two of our NEOs, Messrs. Cooper and Bergen, have elected to participate in the Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.

For the 2017 fiscal year, in determining the compensation of the NEOs, the Compensation Committee sought to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term shareholder value creation.

The Company has entered into employment arrangements with each of our Named Executive Officers (other than Mr. Cooper), which establish each executive’s base salary and for Mr. Bergen his entitlement to a percentage of our annual free cash flow under the Plan and, in the case of Messrs. Platt, Levin and Robinson, their annual bonus.  The Company has not entered into an employment agreement with Mr. Cooper because, among other reasons, as a participant in the Plan (with an entitlement to a percentage of our annual free cash flow under the Plan), the Company believes he already has retention incentives to remain employed at the Company.

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

•

A clear link between an executive’s compensation and Company-wide performance. Two of our NEOs (Messrs. Cooper and Bergen) and some of our other senior executives have elected to participate in the Plan. As further discussed below, the Plan, which is a significant part of our executive compensation program, is designed to reward our executives’ contributions to our free cash flow and long-term value. For other executives, their compensation is designed to reward their achievement of specified key goals, which include, among other things, the successful implementation of strategic initiatives, realizing superior operating and financial performance, and other factors that we believe are important, such as the promotion of an ethical work environment and teamwork within the Company. We believe our compensation structure motivates our executives to achieve these goals and rewards them for their significant efforts and contributions to the Company and the results they achieve.

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

Components of Executive Compensation

Employment Arrangements

With the exception of Mr. Cooper as described above, we have employment arrangements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements.” We believe that having employment arrangements with certain of our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

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

Each of our NEOs (other than Mr. Cooper) was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2017.  Mr. Cooper was paid annual base salary of $1,000,000 for fiscal year 2017.

Effective October 13, 2016, Mr. Levin’s annual base salary was increased to $750,000 (from $650,000).  Pursuant to our employment arrangements with Mr. Levin, we agreed to review his salary and target bonus in good faith and consider whether an increase was appropriate.

Effective November 1, 2016, Mr. Bergen’s annual base salary was increased to $1,250,000 (from $1 million), following the expansion of Mr. Bergen’s responsibilities to oversee WEA and ADA.

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our financial performance for the particular year. Messrs. Cooper and Bergen have elected to participate in the annual free cash flow bonus pool in the Plan, as described below.

Annual Free Cash Flow Bonus Pool

Messrs. Cooper and Bergen have elected to participate in the Plan, which is also a non-qualified deferred compensation plan that allows the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. Our Compensation Committee adopted the Plan to, among other reasons, reinforce a partnership culture with our executives, by allowing them to participate in our short-term performance (in the form of annual free cash flow bonuses) and long-term performance (in the form of deferred compensation that is indexed to the value of our common stock and with grants of Profits Interests, as described below under “Long-Term Equity Incentives”). We believe it is important for our executives and shareholders to be motivated to work together towards shared financial and operational goals. In addition, our Compensation Committee considered that the Plan offers our executives the opportunity for tax-efficient wealth management creation based on our performance.

For the 2017 fiscal year, Messrs. Cooper and Bergen participated in the Plan with fixed percentages of free cash flow of 2.5% and 0.75%, respectively.  The Company’s free cash flow for the 2017 fiscal year for the Plan, including added investment amounts, was $481 million. Accordingly, for fiscal year 2017, Messrs. Cooper and Bergen earned free cash flow bonuses under the Plan of $12,025,000 and $3,607,500, respectively.  Because in fiscal year 2017, Mr. Cooper acquired the last of his deferred equity units using a portion of his 2016 fiscal year free cash flow bonus under the Plan, he was not entitled to defer any of his free cash flow bonus payable for the 2017 fiscal year and all of it will be paid to him in cash. Mr. Bergen elected to defer 100% of his free cash flow bonus earned from the 2017 fiscal year and, in doing so, to acquire equity interests representing shares of our common stock. However, in fiscal year 2018, Mr. Bergen will acquire the last his remaining deferred equity units under the Plan, and the remaining portion of his 2017 free cash flow bonus of $2,425,997 will be paid to him in cash. The amounts to be paid in cash to Mr. Cooper and Mr. Bergen for the free cash flow bonus under the Plan for the 2017 fiscal year are set forth below under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Discretionary Bonuses

Messrs. Platt, Levin and Robinson do not participate in the Plan.  For the 2017 fiscal year, Mr. Platt had an annual target bonus amount of $2,300,000 set forth in his employment agreement. For the 2017 fiscal year, Mr. Levin had an annual target bonus amount of $500,000 set forth in his employment agreement. For the 2017 fiscal year, Mr. Robinson had an annual target bonus amount of $600,000 set forth in his employment agreement. The actual amount of Messrs. Platt’s, Levin’s and Robinson’s annual bonuses are determined by the Compensation Committee in its sole discretion and may be higher or lower than their target amounts. The amounts of Messrs. Platt’s, Levin’s and Robinson’s bonuses for fiscal year 2017 are set forth below under the “Bonus” column in the Summary Compensation Table.

For Messrs. Platt, Levin and Robinson, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. The bonuses for each of Messrs. Platt, Levin and Robinson was based on the target bonus set forth in his employment agreement, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. A variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with Messrs. Platt, Levin, and Robinson’s fiscal year 2017 bonuses are discussed in more detail below.

For fiscal year 2017, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonuses for Messrs. Platt, Levin and Robinson would be set at amounts equal to 102%, 105% and 105%, respectively, of the annual target bonus amounts set forth in their respective employment agreements for fiscal year 2017, and Mr. Levin was also awarded an additional special discretionary bonus of $100,000. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to each of them based on their and the Company’s performance during the fiscal year. Specifically, the Compensation Committee set the amount of Mr. Platt’s bonus after considering the quality of his individual performance in running the Company’s publishing business, the Compensation Committee set the amount of Mr. Levin’s bonus after considering the quality of his individual performance in running the company-wide finance function and the amount of Mr. Robinson’s bonus after considering the quality of his individual performance in running the company-wide legal and business affairs and public policy functions as well as the performance of the Company and, in the case of Mr. Platt, of the business unit he oversees.

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

Effective October 1, 2016, Mr. Levin’s target bonus was increased to $500,000 (from $400,000).

Long-Term Equity Incentives

Warner Music Group Corp. Senior Management Cash Flow Plan

As noted above, Messrs. Cooper and Bergen have elected to participate in the Plan. In addition to providing an annual bonus that is based on a percentage of the Company’s free cash flow, as described above, the Plan provides its participants with the opportunity to defer all or a portion of their free cash flow bonuses and receive grants of equity interests, within prescribed limits.

Deferral of Compensation under the Plan

Subject to prescribed limits under the Plan (including on an individualized participant basis), deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral will be based on our fair market value as of January 1, 2013. The amount that will be deferred in respect of Mr. Bergen’s 2017 fiscal year is $1,181,503. As noted above, Mr. Cooper was not entitled to defer any of his 2017 free cash flow bonus because he had previously deferred his maximum allocation under the Plan.

Equity Interests under the Plan

Each of our NEOs who elected to participate in the Plan became a member of WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption, and was granted a “profits interest” in Management LLC (“Profits Interests”) in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his deferred account. These Profits Interests granted in fiscal year 2013 represent an economic entitlement to future appreciation in our common stock above the purchase price paid by Access in its acquisition of the Company. In addition, in connection with the increases to the free cash flow percentage allocations of Messrs. Cooper and Bergen, each of them was granted an additional number of Profits Interests in Management LLC equal to the additional number of deferred equity units that may be granted to them, representing an economic entitlement to future appreciation in our common stock from the date of grant. Terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying the “Grant of Plan-Based Awards in Fiscal Year 2017” table and under “Potential Payments upon Termination or Change-In-Control.”

Tax Deductibility of Performance-Based Compensation and Other Tax Considerations

Where appropriate, and after taking into account various considerations, including that certain incentives, including the Profits Interests under the Plan, may have competing advantages, we structure our executive employment arrangements and compensation programs to allow us to take a tax deduction for the full amount of the compensation we pay to our executives.

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

In accordance with the terms of the Company’s 401(k) plan, the Company matches after one year of service, in cash, 50% of the first 6% amounts contributed to that plan by each plan participant, up to 3% of eligible pay, with a limit of up to $8,100 in 2017, whichever is less. Employees can contribute up to the maximum IRS pre-tax deferral of $18,000 in 2017 (with a catch up of $6,000 in 2017 in the case of participants age 50 or greater), whichever occurs first. The matching contributions made by the Company are initially subject to vesting, based on continued employment, with 25% scheduled to vest on each of the second through fifth anniversaries of the employee’s date of hire.

Perquisites

We generally do not provide perquisites to our NEOs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2017.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee

Lincoln Benet, Chair

Alex Blavatnik

Len Blavatnik

Thomas H. Lee

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our NEOs, for services rendered to us during the specified fiscal year.

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	Total ($)
Stephen Cooper (5)	2017	$1,000,000	—	—	$12,025,000	—	$2,181,818	$15,206,818
CEO	2016	$2,000,000	—	$2,935,068	$159,292	—	—	$5,094,360
	2015	$2,000,000	—	$2,935,068	—	—	—	$4,935,068
Eric Levin	2017	$750,000	$625,000	—	—	—	$8,100	$1,383,100
Executive Vice President and Chief Financial Officer	2016	$650,000	$438,400	—	—	—	$10,445	$1,098,845
	2015	$550,000	$342,210	—	—	—	—	$892,210
Jon Platt (6)	2017	$2,300,000	$2,346,000	—	__	—	$8,100	$4,654,100
Chairman and CEO of	2016	$2,300,000	$2,398,900	—	__	__	$7,950	$4,706,850
Warner/Chappell Music
Paul M. Robinson	2017	$750,000	$630,000	—	—	—	$8,100	$1,388,100
Executive Vice President	2016	$750,000	$657,600	—	—	—	$7,950	$1,415,550
and General Counsel and Secretary	2015	$700,000	$500,000	—	—	—	$7,950	$1,207,950
Stu Bergen	2017	$1,250,000	—	—	$2,425,997	—	$486,489	$4,162,486
CEO, International and Global Commercial	2016	$1,000,000	—	$2,935,068	—	—	$6,900	$3,941,968
Services, Warner Recorded Music	2015	$1,000,000	$250,000	—	—	—	$7,950	$1,257,950

(1)

Represents discretionary cash bonuses for fiscal year 2017 performance for each of Messrs. Platt, Levin and Robinson expected to be paid in January 2018, discretionary cash bonuses for fiscal years 2016 and 2015 to Messrs. Levin and Robinson and for fiscal year 2016 to Mr. Platt, as applicable, and a supplemental 2015 cash bonus to Mr. Bergen.

(2)

For fiscal year 2015 (for Mr. Cooper) and 2016 (for Messrs. Cooper and Bergen), this column reflects the aggregate grant date fair value of an increase to the maximum number of deferred equity units that may be granted to them and the awards of Profits Interests made to them in fiscal year 2015 or 2016, as applicable, in connection with that increase. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 9 to our audited financial statements for the year ended September 30, 2017.

(3)

For the 2017 fiscal year, Mr. Cooper’s free cash flow bonus under the Plan will be paid entirely in cash because he had previously acquired all of his deferred equity unit allocation, and a portion of Mr. Bergen’s free cash flow bonus under the Plan will be paid in cash, because he will acquire the last of his remaining deferred equity units using a portion of his 2017 fiscal year free cash flow bonuses under the Plan. A portion of Mr. Cooper’s 2016 free cash flow bonus under the Plan was also paid in cash.

(4)

Fiscal year 2017 includes 401(k) matching contributions of $8,100 for Messrs. Levin, Platt, Robinson and Bergen.  Also, for Messrs. Cooper and Bergen includes $2,181,818 and $478,389, respectively, in cash dividends paid to them under the Plan in respect of their deferred equity units and Profits Interests.

(5)

For fiscal years 2015 and 2016, Access had a consulting agreement in respect of Mr. Cooper pursuant to which he received $166,667 a month in connection with his role as CEO of the Company. The Company reimbursed Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company did not have any other employment arrangement with Mr. Cooper for those fiscal years.  Effective October 1, 2016 (i.e., the beginning of fiscal year 2017), the Company began to pay Mr. Cooper an annual base salary of $1,000,000 as an employee of the Company, and, in connection with this change, the Company ceased to reimburse Access for Mr. Cooper’s services under a consultancy agreement.

(6)	Mr. Platt became an NEO in fiscal year 2016.

Grant of Plan-Based Awards in Fiscal Year 2017

No deferred equity units or Profits Interests were granted in fiscal year 2017 to our NEOs.

Under the Plan, the deferred amounts granted to our NEOs under the Plan are credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units are forfeited upon an NEO’s termination of employment. Under the Plan, our NEOs’ Profits Interests vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests are forfeited on any termination of employment. As of September 30, 2017, 136,986.30 and 41,095.89 deferred equity units had been granted to Mr. Cooper and Mr. Bergen, respectively.  All of Mr. Cooper’s deferred equity units had vested and 29,335.80 of Mr. Bergen’s deferred equity units had vested as of September 30, 2017. Also, an equal number of the Profits Interests held by them had vested, reflecting the free cash flow bonuses earned by them in respect of fiscal years 2013, 2014, 2015 and 2016 and credited to their accounts under the Plan (including the special grant of deferred equity units made to them in December 2013 to offset the impact of $54 million of investments that were funded through fiscal year 2013 free cash flow).

The deferred amounts reflected in the “Outstanding Equity Awards at 2017 Fiscal Year-End” and “Nonqualified Deferred Compensation” tables below will be settled in three equal installments on the December 2018, 2019 and 2020 Redemption Dates.  Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in Management LLC. On each Redemption Date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior Redemption Date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each Redemption Date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the Redemption Dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020. Redemption payments in respect of Profits Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.

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

Summary of NEO Employment Arrangements

This section describes employment arrangements in effect for our NEOs during fiscal year 2017. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause”” and “Resignation for “Good Reason” or without “Good Reason”” below.

Employment Arrangements with Stephen Cooper

As noted above, except for Mr. Cooper’s annual base salary of $1,000,000 and his participation in the Plan, the Company does not have any other employment arrangement with Mr. Cooper.

Employment Arrangement with Stu Bergen

On December 21, 2012, in connection with his becoming a participant in the Plan, Mr. Bergen was required to enter into a new simplified employment letter that replaced his employment arrangement with the Company and its subsidiaries. This letter provides for at-will employment, base salary, a right to participate in the Plan, a right to fringe benefits generally available to Company employees of a similar level and a right to a severance payment to the participant on his termination of employment by the Company without “cause” or by the participant for “good reason” (as such terms are defined in the employment letter). The severance payment provided under the employee letter will equal 75% of his annual salary if a qualifying termination occurs prior to the first anniversary of the date the employee letter was entered into (i.e., December 21, 2013), and 50% of the participant’s annual salary if the qualifying termination occurs after the first anniversary. Any severance payment will be conditioned on the NEO’s execution of a release (in the Company’s standard form at the time) of the Company and its affiliates. In addition, Mr. Bergen’s employment letter requires him to comply with the restrictive covenants in the LLC Agreement.  This letter was amended on December 2, 2016 to increase his annual base salary to $1,250,000.

Employment Agreement with Eric Levin

For fiscal year 2017, Mr. Levin was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Levin’s employment agreement ends on October 12, 2018; and
(2)	Mr. Levin’s base salary for fiscal year 2017 was $750,000 and his target bonus was $500,000.

In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), Mr. Levin will be entitled to cash severance benefits equal to $750,000.

Mr. Levin’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Employment Agreement with Paul M. Robinson

For fiscal year 2017, Mr. Robinson was party to an employment agreement with us that provided, among other things, for the following:

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

Employment Agreement with Jon Platt

For fiscal year 2017, Mr. Platt was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Platt’s employment agreement ends on September 30, 2020; and
(2)	Mr. Platt’s base salary for fiscal year 2017 was $2,300,000 and his target bonus was $2,300,000.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	—	(2)	$—
	—	(3)	$—
Stu Bergen	11,760.09	(2)	$2,843,040
	11,029.20	(3)	$1,177,403

(1)

An NEO’s deferred equity units and Profits Interests generally vest over time as equivalent amounts of his annual free cash flow bonuses are deferred under the Plan, except that the special grants of deferred equity units made in December 2013 will vest, subject to such officer’s continued employment, on the later of December 31, 2015 and the date, if any, when such officer acquires his maximum allocation of deferred equity units under the Plan, and also a number of Profits Interests corresponding to this special grant of defer. Uncredited deferred equity units and unvested Profits Interests will be forfeited on any termination of employment.  Accordingly, all of Mr. Cooper’s special deferred equity units had vested as of September 30, 2017.

(2)	Deferred equity units approved for grant to the NEO as of September 30, 2017. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(3)

Unvested Profits Interests. This table does not include vested Profits Interests held by the NEOs: for Mr. Cooper, 136,986.30 vested Profits Interests, with a value of $16,971,404; and for Mr. Bergen, 30,066.69 vested Profits Interests, with a value of $3,433,336.  A Profits Interest’s benchmark amount reflects the value of 1/10,000 of our common stock on the grant date of the Profits Interest, and the value of a Profits Interest reflects the appreciation in the fair market value of our common stock above its benchmark amount.

(4)

As of September 30, 2017, the value of 1/10,000 of a share of our common stock, as determined under the Plan, was $241.75.  Assumptions used in the calculation of this amount are included in Note 9 to our audited financial statements for the year ended September 30, 2017.

Equity Awards Vested in 2017 Fiscal Year

Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Stephen Cooper	80,975.51	(1)	$11,515,527
	73,414.60	(2)	$1,105,247
Stu Bergen	22,472.20	(1)	$3,195,772
	22,472.20	(2)	$162,025

(1)

Deferred equity units of the NEO that vested in fiscal year 2017 upon the deferral of free cash flow bonuses by the NEO paid for fiscal year 2016, including vested deferred equity units that were withheld for payment of taxes.

(2)	Profits Interests that vested in fiscal year 2017 reflect a number of Profits Interests equal to the number of deferred equity units acquired by the NEOs in fiscal year 2017.
(3)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in January 2017. The grant date fair value of these vested deferred equity units and vested Profits Interests for Mr. Cooper were previously reported under the column “stock awards” in the Summary Compensation Table in fiscal year 2013. Mr. Bergen was not an NEO in fiscal year 2013. Pursuant to the Plan and the NEOs’ elections, the deferred equity units and Profits interests will not be settled or redeemed until the Redemption Dates or, if earlier, termination of the NEO’s employment.  See the descriptions in the narratives accompanying the “Grants of Plan-Based Awards in Fiscal Year 2017” table above and below under “Potential Payments upon Termination or Change-In-Control.”

Nonqualified Deferred Compensation

The following table provides information concerning the deferred accounts of our NEOs under the Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)
Stephen Cooper	$7,865,708	$2,840,621	$13,636,062	—	$32,306,883
Stu Bergen	$2,407,500	$788,325	$2,914,040	—	$7,077,111

(1)

Amounts of free cash flow bonuses earned in respect of the 2016 fiscal year that were deferred by the NEOs under the Plan through the acquisition of vested deferred equity units in fiscal year 2017.  These amounts were reported in the “stock awards” column in the Summary Compensation Table for fiscal year 2013 for Mr. Cooper.  Mr. Bergen was not an NEO in fiscal year 2013.

(2)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date the NEOs acquired the vested deferred equity units in fiscal year 2017.

(3)

Reflects the increase (decrease) in value of vested deferred equity units as of September 30, 2017 since the date the NEOs acquired vested deferred equity units (for deferred equity units that vested in fiscal year 2017 in respect of fiscal year 2016) and since October 1, 2016 (for deferred equity units that vested before October 1, 2016). $1,710,000 of this amount for Mr. Cooper was reported in the Summary Compensation Table for fiscal year 2013. Mr. Bergen was not an NEO in fiscal year 2013, so his amount is not reported in the Summary Compensation Table for fiscal year 2013.

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

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2017 and the NEO does not become employed by a new employer or return to work for the Company or that a change in control occurred on September 30, 2017. The discussion that follows addresses Messrs. Bergen, Cooper, Levin, Robinson and Platt. See “Summary of NEO Employment Arrangements” above for a description of their respective agreements. The value of a fractional share of our common stock applied to this discussion was $241.75, as determined under the Plan as of September 30, 2017.

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

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Bergen, Levin, Robinson and Platt are entitled to contractual severance benefits payable on termination plus, in the case of Messrs. Robinson and Platt, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if, after the first quarter of a fiscal year, the employment of Messrs. Cooper or Bergen is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs are entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$12,025,000	$32,306,883	—	—	$44,331,883
Eric Levin	$750,000	—	—	—	—	$750,000
Jon Platt	$3,450,000	$2,346,000	—	—	—	$5,796,000
Paul M. Robinson	$1,050,000	$630,000	—	—	—	$1,680,000
Stu Bergen	$625,000	$3,607,500	$7,077,111	—	—	$11,309,611

(1)

Amounts under salary for Mr. Bergen represents 50% of the annual salary, which would have been paid as severance on a termination without “cause” or termination for “good reason” on September 30, 2017, which would be payable in the regular payroll cycle in a period not exceeding 52 weeks. For Messrs. Levin, Platt and Robinson, the amount represents the severance payable to them on such a qualifying termination.

(2)

For Messrs. Cooper and Bergen, represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2017, their full 2017 annual bonuses).

(3)	Reflects the value of vested deferred equity units that will be settled on a termination of employment without “cause” or by the NEO for “good reason”.
(4)

Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.  This table does not include vested Profits Interests held by the NEOs.

Estimated Benefits in connection with a Change in Control

As participants in the Plan, each of Messrs. Bergen and Cooper will be entitled to additional payments upon a change in control in respect of his amounts deferred under the Plan and the Profits Interests granted to him.

Name	Value of Deferred Compensation (1)	Acceleration of Profits Interests (2)	Total
Stephen Cooper	$32,306,883	$—	$32,306,883
Eric Levin	—	—	—
Jon Platt	—	—	—
Paul M. Robinson	—	—	—
Stu Bergen	$9,841,851	$1,177,403	$11,019,254

(1)

For each of Messrs. Cooper and Bergen represents the value of (x) the NEO’s deferred equity units that were vested on September 30, 2017 and (y) the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant).  Also, for Mr. Bergen, the deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2017 fiscal year payable in deferred equity units (i.e., the amount equal to his then remaining portion of his maximum deferred equity unit allocation, since the change in control would be deemed to occur on September 30, 2017).

(2)

For Mr. Bergen, his Profits Interests that would have vested equal to the then remaining portion of his maximum deferred equity unit allocation. The value of a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2017 since the date of grant. In each case, the value of a Profits Interest assumes that Management, LLC was liquidated and its proceeds distributed to its members, including our NEOs. This table does not include vested Profits Interests held by the NEOs.

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

Estimated Benefits upon Death or Disability

Death. For Messrs. Bergen, Levin, Robinson and Platt, other than accrued benefits and, in the case of Messrs. Cooper and Bergen under the Plan, no other benefits are provided in connection with such NEO’s death.

Disability. For Messrs. Bergen, Levin, Robinson and Platt, other than accrued benefits and short-term disability amounts and, in the case of Messrs. Cooper and Bergen under the Plan, no benefits are provided in connection with such NEO’s disability.

As participants in the Plan, each of Messrs. Cooper and Bergen will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$12,025,000	$32,306,883	—	$44,331,883
Stu Bergen	$3,607,500	$7,175,506	—	$10,783,006

(1)

Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2017, the full 2017 annual bonus) for each of Messrs. Cooper and Bergen.

(2)

Represents the value of each NEOs’ deferred equity units that were vested on September 30, 2017 and the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant), in each case, based on the value of our common stock as of September 30, 2017.

(3)

Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.  This table does not include vested Profits Interests held by the NEOs.

Relevant Provisions of Employment Arrangements

Upon termination of employment for any reason, all of our employees, including our NEOs, are entitled to unpaid salary and vacation time accrued through the termination date.

Termination for “Cause”

Under the terms of his employment letter, we generally would have “cause” to terminate the employment of Mr. Bergen in any of the following circumstances: (1) ceasing to perform his material duties to the Company or its affiliates (other than as a result of vacation, approved leave or incapacity due to physical or mental illness or injury), which failure amounts to an extended neglect of his duties, (2) engaging in conduct that is materially injurious to the business of the Company or its affiliates, (3) conviction of a felony or entered a plea of guilty or no contest to a felony charge or a misdemeanor involving as a material element fraud, dishonest or sale or possession of illicit substances, (4) failing to follow lawful instructions of his direct superiors or the Company’s board of directors and (5) breach of any restrictive covenant addressed in his employee letter. We are required to notify Mr. Bergen after any event that constitutes “cause” before terminating their employment for “cause”, and in general they have no less than 15 days after receiving notice of an event described in clauses (1), (4) or (5) to cure the event.

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

Resignation for “Good Reason” or without “Good Reason”

Our employment letter with Mr. Bergen provides that he generally would have “good reason” to terminate employment in any of the following circumstances: (1) if his salary or annual bonus percentage under the Plan is materially reduced, (2) if we fail to pay him any salary which has become payable and due to him or (3) our failure to pay him any entitlement that that has become payable and due under the Plan.  Mr. Bergen is required to notify us within 30 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event, failing a cure, he must terminate his employment within 30 days after the cure period expires.

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

Restrictive Covenants

Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Mr. Bergen to payment of any unpaid portion of the severance amount indicated in the table as owing following a termination without “cause” or resignation for “good reason” and the entitlement of Messrs. Cooper and Bergen to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.

Messrs. Levin’s, Platt’s and Robinson’s employment agreements and the Plan for Messrs. Cooper and Bergen also contain covenants regarding non-disclosure of confidential information.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our non-employee directors, as of September 30, 2017, for services rendered to us during the last fiscal year.

Mathias Döpfner is entitled to an annual retainer of €250,000, payable pro rata quarterly in arrears, for his service as a director on the Company’s board. Messrs. Lee, Slipper and Kreiz were entitled to $75,000 for fiscal year 2017.  Ms. Hertz was paid a prorated portion of $75,000 from the date of her appointment to the board on September 15, 2017. No other non-employee directors received any compensation for service on the Board of Directors or Board committees during fiscal year 2017.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Mathias Döpfner	$294,598(1)	—	—	—	—	—	$294,598
Noreena Hertz	$3,082	—	—	—	—	—	$3,082
Ynon Kreiz	$75,000	—	—	—	—	—	$75,000
Thomas H. Lee	$75,000	—	—	—	—	—	$75,000
Jörg Mohaupt	—	—	—	—	—	—	—
Oliver Slipper	$75,000	—	—	—	—	—	$75,000
Donald A. Wagner	—	—	—	—	—	—	—

(1)	The amounts reported for Mr. Döpfner has been converted from Euros to U.S. dollars using a conversion factor of 1.17839 as of September 30, 2017.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2017, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 5, 2017 with respect to beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.4%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	54.7945	5.2%
Stephen Cooper (3)	N/A	N/A	N/A
Eric Levin	N/A	N/A	N/A
Stu Bergen (3)	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Max Lousada (3)	N/A	N/A	N/A
Jon Platt	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,054.7945	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Mathias Döpfner	N/A	N/A	N/A
Noreena Hertz	N/A	N/A	N/A
Ynon Kreiz	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Oliver Slipper	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (18 persons)	Common Stock	1,054.7945	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 1633 Broadway, New York, NY 10019, (212) 275-2000.
(2)	As of December 5, 2017, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.
(3)

Does not reflect shares of the Company’s common stock that may be attributable to the beneficial owners of limited partnership interests in Altep 2012 L.P. or Profits Interests in WMG Management Holdings, LLC. Messrs. Benet and Wagner beneficially own limited partnership interests in Altep 2012 L.P. and disclaim any beneficial ownership of shares of the Company’s common stock. Messrs. Bergen, Cooper, and Lousada own Profits Interests in WMG Management Holdings, LLC and disclaim any beneficial ownership of shares of the Company’s common stock.

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

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access (the “Management Agreement”), dated July 20, 2011 (the “Merger Closing Date”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee (the “Annual Fee”) equal to approximately $9 million based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The Annual Fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. The Company incurred an expense of $9 million during fiscal year 2017 in connection with the Management Agreement.

Lease Arrangements with Access

On July 29, 2014, AI Wrights Holdings Limited, an affiliate of Access, entered into a lease and related agreements with Warner/Chappell Music Limited and WMG Acquisition (UK) Limited, subsidiaries of the Company, for the lease of 27 Wrights Lane, Kensington, London.  The Company had been the tenant of the building, which Access acquired.  Subsequent to the change in ownership, the Company entered into the new lease arrangements.  Pursuant to the agreements, on January 1, 2015, the rent in the lease was increased to £3,460,250 per year, the term was extended for an additional five years from December 24, 2020 to December 24, 2025, with a market rate rent review that would begin December 25, 2020.

On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space in our corporate headquarters at 1633 Broadway New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history. For the fiscal year ended September 30, 2017, an immaterial amount was recorded as rental income.

Deezer

Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. In fiscal year 2017, Deezer paid to the Company an aggregate amount of approximately $36 million in connection with the foregoing arrangements. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A.

Acquisitions of Selected Assets of Songkick

As of July 12, 2017, we acquired selected assets from Songkick, including the concert discovery app and website and the Songkick trademark, for a purchase price of $5 million. Access owns a significant minority interest in the seller.

Relationships with Other Directors, Executive Officers and Affiliates

Lease Arrangements with Cooper Investment Partners

On July 15, 2016, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Cooper Investment Partners LLC, for the use of office space in our corporate headquarters at 1633 Broadway, New York, New York. The license fee of $16,967.21 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2017, an immaterial amount was recorded as rental income. The space is occupied by Cooper Investment Partners LLC, which is a private equity fund that pursues a wide range of investment opportunities.  Mr. Cooper is the Managing Partner of Cooper Investment Partners LLC.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Messrs. Döpfner, Kreiz, Lee and Slipper and Ms. Hertz would be considered “independent” under the listing standards of the New York Stock Exchange. We do not believe that any of our other directors would be considered “independent” under the listing standards of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected the firm of KPMG LLP, to serve as independent registered public accountants for the fiscal years ending September 30, 2017 and September 30, 2016.

Fees Paid to KPMG LLP

The following table sets forth the aggregate fees incurred to KPMG LLP for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2017 and September 30, 2016 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2017	Year Ended September 30, 2016
Audit Fees	$3,939	$4,295
Audit-Related Fees	254	84
Tax Fees	—	10
All Other Fees	75	103
Total Fees	$4,268	$4,492

These fees exclude out-of-pocket costs of approximately $0.20 million and $0.20 million for each of the periods ended September 30, 2017 and September 30, 2016, respectively.

Audit Fees: Consists of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements, the review of the interim condensed consolidated financial statements included in quarterly reports and services that are normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation.

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

Tax Fees: For the fiscal year ended September 30, 2016, fees consist of tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees billed for professional services related to federal, state and international tax compliance, assistance with tax audits and appeals, expatriate tax services and assistance related to the impact of mergers, acquisitions and divestitures on tax return preparation. Other tax services consist of fees billed for other miscellaneous tax consulting and planning.

All Other Fees: Consists of work performed in connection with the Company’s debt transactions.

Pre-approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by KPMG LLP. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by KPMG LLP. Under this policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee. Pursuant to this delegation, the Chair must report any pre-approval decision to the Audit Committee at its first meeting after the pre-approval was obtained.

During fiscal years 2017 and 2016, all professional services provided by KPMG LLP were pre-approved by the Audit Committee in accordance with our policies.

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

The agreements filed as exhibits to this Report have been attached as exhibits to provide investors and security holders with information regarding their respective terms. They are not intended to provide any other factual information about the Company or any of its affiliates or businesses. The representations, warranties, covenants and agreements contained in such exhibits were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties. The representations and warranties may have been made for the purposes of allocating contractual risk between the parties to such agreements instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors and security holders are not third-party beneficiaries under any of the agreements attached as exhibits hereto and should not rely on the representations, warranties, covenants and agreements or any descriptions thereof as characterizations of the actual state of facts or condition of the Company or any of its affiliates or businesses. Moreover, the assertions embodied in the representations and warranties contained in each such agreement are qualified by information in confidential disclosure letters or schedules that the parties have exchanged. Moreover, information concerning the subject matter of the representations and warranties may change after the respective dates of such agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures

Exhibit Number	Description

3.1(12)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

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

10.5(27)

Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein.

10.6(38)

Third Incremental Commitment Amendment, dated as of May 22, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therin) parties hereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche D Term Lender.

10.7(13)

Subsidiary Guaranty, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the revolving credit facility.

10.8(13)

Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.9**(36)	Letter Agreement, dated as of February 10, 2016, between Warner/Chappell Music, Inc. and Jon Platt

10.10**(30)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin

10.11**(35)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin

10.12**(36)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin

10.13**(35)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson

10.14**(35)	Letter Agreement, dated as of December 21, 2012, between Warner Music Inc. and Stu Bergen

10.15**(35)	Letter Agreement, dated as of December 19, 2013, between Stu Bergen and Warner Music Inc.

10.16**(35)	Letter Agreement, dated November 30, 2015, between Stuart Bergen and Warner Music Inc.

10.17**(36)	Letter Agreement, dated as of December 2, 2016, between Stuart Bergen and Warner Music Inc.

10.18**$	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited

10.19(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.20(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.21(19)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.22(19)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.23(6)	Assurance of Discontinuance, dated November 22, 2005

10.24(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

10.25*(8)

US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.26*(8)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.27*(8)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

Exhibit Number	Description

10.28*(8)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.29**(9)	Warner Music Group Corp. Deferred Compensation Plan

10.30(10)

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

10.31*(10)

Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.32*(10)

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

10.33*(15)

Amendment No. 1 to US/Canada Agreements, effective as of January 31, 2012 between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.34(16)

Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.35(16)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.36**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.37**(37)	Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.38**(37)	Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017

10.39**(28)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.40**(21)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.41**(23)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.

10.42(36)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.

10.43(33)

Third Amendment to Credit Agreement, dated as of June 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, issuing bank and lender, relating to the revolving credit facility.

10.44(34)

Second Amendment to Credit Agreement, dated as of July 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.45(36)

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

101.1$

Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2017, filed on December 5, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity (Deficit) and (v) Notes to Consolidated Audited Financial Statements

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

(1)	Incorporated by reference to Warner Music Group Corp.’s Current report on Form 8-K filed on July 26, 2011 (File No. 001-32502)
(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 19, 2008 (File No. 001-32502)
(5)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 16, 2008 (File No. 001-32502)
(6)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)
(7)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 24, 2011 (File No. 001-32502)
(8)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)
(9)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)
(10)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 9, 2011 (File No. 001-32502)
(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 10, 2011 (File No. 001-32502)
(15)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)
(16)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)
(17)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2012 (File No. 001-32502)
(18)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-32502)
(19)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on October 4, 2013 (File No. 001-32502)
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on March 5, 2013 (File No. 001-32502)

(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K Filed on November 27, 2013 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2013 (file. No. 001-32502)
(23)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-32502)
(24)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502)
(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2013 (File No. 001-32502)
(26)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2011 (File No. 001-32502)
(27)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 (File No. 001-32502)
(28)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (file No. 001-32502)
(29)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 17, 2015 (file No. 001-32502)
(30)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2014 (file No. 001-32502)
(31)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2016 (file No. 001-32502)
(32)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 18, 2016 (file No. 001-32502)
(33)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on June 14, 2016 (File No. 001-32502)
(34)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-32502)
(35)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2015 (file No. 001-32502)
(36)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2016 (File No. 001-32502)
(37)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-32502)
(38)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 001-32502)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 5, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 5, 2017.

Signature	Title
/s/ STEPHEN COOPER	CEO and President and Director (Chief Executive Officer)
Stephen Cooper
/s/ MAX LOUSADA	CEO, Warner Recorded Music and Director
Max Lousada

/s/ JON PLATT	Chairman & CEO, Warner/Chappell Music and Director
Jon Platt /s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik
/s/ LINCOLN BENET	Director
Lincoln Benet
/s/ ALEX BLAVATNIK	Director
Alex Blavatnik
/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner
/s/ NOREENA HERTZ	Director
Noreena Hertz
/s/ YNON KREIZ	Director
Ynon Kreiz
/s/ THOMAS H. LEE	Director
Thomas H. Lee
/s/ OLIVER SLIPPER	Director
Oliver Slipper
/s/ DONALD A. WAGNER	Director
Donald A. Wagner