Form 10-Q
period 2017-12-31
Warner Music Group Corp.
filed 2018-02-02
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

There is no public market for the Registrant’s common stock. As of February 2, 2018 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,055. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2017	2017
	(in millions)
Assets
Current assets:
Cash and equivalents	$776	$647
Accounts receivable, net of allowances of $66 million and $50 million	499	404
Inventories	38	39
Royalty advances expected to be recouped within one year	142	141
Prepaid and other current assets	47	44
Total current assets	1,502	1,275
Royalty advances expected to be recouped after one year	175	172
Property, plant and equipment, net	213	213
Goodwill	1,688	1,685
Intangible assets subject to amortization, net	2,045	2,090
Intangible assets not subject to amortization	117	117
Deferred tax assets, net	61	97
Other assets	74	69
Total assets	$5,875	$5,718
Liabilities and Equity
Current liabilities:
Accounts payable	$166	$208
Accrued royalties	1,406	1,263
Accrued liabilities	401	365
Accrued interest	25	41
Deferred revenue	201	197
Other current liabilities	35	26
Total current liabilities	2,234	2,100
Long-term debt	2,818	2,811
Deferred tax liabilities, net	196	190
Other noncurrent liabilities	306	309
Total liabilities	$5,554	$5,410
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,055 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(650)	(654)
Accumulated other comprehensive loss, net	(171)	(181)
Total Warner Music Group Corp. equity	307	293
Noncontrolling interest	14	15
Total equity	321	308
Total liabilities and equity	$5,875	$5,718

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Revenue	$1,045	$917
Costs and expenses:
Cost of revenue	(569)	(496)
Selling, general and administrative expenses (a)	(333)	(276)
Amortization expense	(53)	(51)
Total costs and expenses	(955)	(823)
Operating income	90	94
Loss on extinguishment of debt	(1)	(32)
Interest expense, net	(36)	(40)
Other income	4	19
Income before income taxes	57	41
Income tax expense	(52)	(17)
Net income	5	24
Less: Income attributable to noncontrolling interest	(1)	(2)
Net income attributable to Warner Music Group Corp.	$4	$22

(a) Includes depreciation expense of:	$(12)	$(12)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Net income	$5	$24
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	(37)
Deferred gains (losses) on derivative financial instruments	1	(2)
Other comprehensive income (loss), net of tax	10	(39)
Total comprehensive income (loss)	15	(15)
Less: Income attributable to noncontrolling interest	(1)	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$14	$(17)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$5	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65	63
Unrealized losses/gains and remeasurement of foreign denominated loans	5	(17)
Deferred income taxes	42	(2)
Loss on extinguishment of debt	1	32
Net gain on investments	(7)	—
Non-cash interest expense	1	3
Equity-based compensation expense	18	10
Changes in operating assets and liabilities:
Accounts receivable	(93)	(65)
Inventories	2	3
Royalty advances	(5)	1
Accounts payable and accrued liabilities	(23)	(12)
Royalty payables	141	112
Accrued interest	(16)	(10)
Deferred revenue	(3)	(1)
Other balance sheet changes	3	15
Net cash provided by operating activities	136	156
Cash flows from investing activities
Acquisition of music publishing rights, net	(1)	(1)
Capital expenditures	(16)	(8)
Investments and acquisitions of businesses, net	(1)	(3)
Proceeds from the sale of investments	12	—
Net cash used in investing activities	(6)	(12)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(28)
Call premiums paid on early redemption of debt	—	(27)
Deferred financing costs paid	(1)	(12)
Distribution to noncontrolling interest holder	(2)	—
Net cash used in financing activities	(3)	(38)
Effect of exchange rate changes on cash and equivalents	2	(10)
Net increase in cash and equivalents	129	96
Cash and equivalents at beginning of period	647	359
Cash and equivalents at end of period	$776	$455

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	4	—	4	1	5
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2017	1,055	$—	$1,128	$(650)	$(171)	$307	$14	$321

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels— Warner Bros. Records and Atlantic Records. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, East West, Elektra, Erato, FFRR, Fueled by Ramen, Nonesuch, Parlophone, Reprise, Roadrunner, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

The consolidated balance sheet at September 30, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2017 and December 31, 2016 relate to the periods ended December 29, 2017 and December 30, 2016, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31. The fiscal year ended September 30, 2017 ended on September 29, 2017.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  In accordance with ASC Topic 740, Income Taxes (“ASC 740”) the Company recorded the impacts in the period of enactment.  Furthermore, the SEC has provided guidance under Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) that allows companies, for one year following the enactment date, to consider the impact of the Tax Act as “provisional” when a company can make a reasonable estimate but does not have the necessary information available, prepared or analyzed in reasonable detail to finalize its accounting for the impact of the Tax Act. A company may need to reflect adjustments to its provisional amounts upon obtaining, preparing or analyzing additional information about facts and circumstances that existed at the period of enactment.

New Accounting Pronouncements

In October 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have any effect on the Company’s consolidated financial statements and footnote disclosures as of December 31, 2017.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU improves certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. ASU 2017-12 is effective for all annual periods beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted and requires a prospective adoption with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption for existing hedging relationships. The Company is evaluating the impact of the adoption of this standard on its financial statements and disclosures.

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

	Foreign	Minimum	Deferred Losses	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Gain (Loss) (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2017	$(171)	$(10)	$—	$(181)
Other comprehensive income	9	—	1	10
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at December 31, 2017	$(162)	$(10)	$1	$(171)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions that are no longer considered of a long-term investment nature.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2017	$1,221	$464	$1,685
Acquisitions	—	—	—
Divestitures	—	—	—
Other adjustments (a)	3	—	3
Balance at December 31, 2017	$1,224	$464	$1,688

(a)	Other adjustments during the three months ended December 31, 2017 represent foreign currency movements.

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

At December 31, 2017 and September 30, 2017, the goodwill and intangible balances presented include the preliminary purchase accounting allocation resulting from the acquisition of Spinnin’ Records on September 7, 2017.  The acquisition of Spinnin’ Records was accounted for as a business combination under ASC 805, which requires the acquisition method of accounting. At September 30, 2017, the Company performed a preliminary purchase allocation under the acquisition method of accounting, which is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired. At December 31, 2017, the Company has not made any adjustments to the preliminary allocation recorded at September 30, 2017.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	December 31,	September 30,
	Useful Life	2017	2017
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$901	$898
Music publishing copyrights	27 years	1,540	1,534
Artist and songwriter contracts	13 years	906	904
Trademarks	6 years	14	14
Other intangible assets	7 years	10	10
Total gross intangible asset subject to amortization		3,371	3,360
Accumulated amortization		(1,326)	(1,270)
Total net intangible assets subject to amortization		2,045	2,090
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	117	117
Total net intangible assets		$2,162	$2,207

5. Debt

Debt Capitalization

Long-term debt consists of the following:

	December 31,	September 30,
	2017	2017
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	991	990
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	407	402
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	247	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	630	630
Total debt (h)	$2,818	$2,811

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at both December 31, 2017 and September 30, 2017. There were no loans outstanding under the Revolving Credit Facility at December 31, 2017 or September 30, 2017. On January 31, 2018, Acquisition Corp. entered into a new revolving credit facility that replaced our then existing revolving credit facility in its entirety. See Note 12 of our Consolidated Financial Statements for further discussion.

(b)

Principal amount of $1.006 billion at both December 31, 2017 and September 30, 2017 less unamortized discount of $5 million and $6 million and unamortized deferred financing costs of $10 million and $10 million at December 31, 2017 and September 30, 2017, respectively.

(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at December 31, 2017 and September 30, 2017, respectively.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both December 31, 2017 and September 30, 2017, respectively.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at December 31, 2017 and September 30, 2017. Principal amount of $412 million and $407 million at December 31, 2017 and September 30, 2017, respectively, less unamortized deferred financing costs of $5 million at both December 31, 2017 and September 30, 2017.

(f)

Principal amount of $250 million at both December 31, 2017 and September 30, 2017 less unamortized deferred financing costs of $3 million and $4 million at December 31, 2017 and September 30, 2017, respectively.

(g)	Principal amount of $635 million less unamortized deferred financing costs of $5 million at both December 31, 2017 and September 30, 2017, respectively.
(h)

Principal amount of debt of $2.851 billion and $2.846 billion less unamortized discount of $5 million and $6 million and unamortized deferred financing costs of $28 million and $29 million at December 31, 2017 and September 30, 2017, respectively.

December 2017 Senior Term Loan Credit Agreement Amendment

On December 6, 2017, Acquisition Corp. entered into an amendment (the “December 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans, change certain incurrence thresholds governing the ability to incur debt and liens, change certain EBITDA add-backs and increase the thresholds below which the excess cash flow sweep is triggered. The Company recorded a loss on extinguishment of debt of approximately $1 million, which represented the discount and unamortized deferred financing costs related to the debt of the lenders that was fully repaid.

New Revolving Credit Agreement

On January 31, 2018, Acquisition Corp. entered into a new revolving credit facility that replaced our then existing revolving credit facility in its entirety, and references to “Revolving Credit Facility” below in this Note 5 are to our new revolving credit facility.  See Note 12 of our Consolidated Financial Statements for further discussion.

Interest Rates

The loans under the Revolving Credit Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) subject to a zero floor, plus 1.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) the one-month Revolving LIBOR plus 1.0% per annum, plus, in each case, 0.75% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”) subject to a zero floor, plus 2.25% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.25% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

Maturity of Senior Term Loan Facility

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023, subject, in certain circumstances, to a springing maturity inside the maturity of certain of Acquisition Corp.’s other indebtedness.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is January 31, 2023.

Maturities of Senior Notes and Senior Secured Notes

As of December 31, 2017, there are no scheduled maturities of notes until 2022, when $883 million is scheduled to mature. Thereafter, $962 million is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $36 million and $40 million for the three months ended December 31, 2017 and December 31, 2016, respectively. The weighted-average interest rate of the Company’s total debt was 4.9% at December 31, 2017, September 30, 2017, and December 31, 2016.

6. Commitments and Contingencies

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. However, on January 13, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the U.S. Supreme Court denied the defendants’ petition for Certiorari.

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 18, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. On August 11, 2017, defendants filed their opposition to plaintiffs’ petition.  On December 8, 2017, the Second Circuit denied plaintiffs’ request for leave to appeal the District Court’s order denying their motion for class certification. The parties are attempting to resolve the matter and have informed the District Court that they expect to file a dismissal in February 2018.

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance of $1 million was recognized in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced an arbitration through JAMS to determine the rate for the five-year period.

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

7. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.  The Tax Act contains significant revisions to U.S. corporate income tax provisions, including, but not limited to, a reduction of the U.S. corporate statutory tax rate from 35% to 21%, a one-time transition tax on accumulated foreign earnings, an income inclusion of global intangible low-taxed income (“GILTI”), and a new minimum tax, base erosion anti-abuse tax (“BEAT”).  In accordance with ASC 740, the Company recorded the effects of the Tax Act during the three months ended December 31, 2017, the period of enactment.

The reduction in U.S. corporate statutory tax rate from 35% to 21% is effective January 1, 2018.  The Tax Act requires companies with a fiscal year that begins before and ends after the effective date of the rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending September 30, 2018, the Company’s statutory income tax rate will be 24.5%. For the fiscal year ending September 30, 2019, the Company will be subject to the U.S. corporate statutory tax rate will be 21%.

The reduction of the U.S. corporate statutory rate requires the Company to adjust its U.S. deferred tax assets and liabilities using the newly enacted tax rate of 21%. As a result, the Company recorded a provisional U.S. income tax expense of $27 million for the reduction of its net U.S. deferred tax assets as a discrete item for the three months ended December 31, 2017.  Since the Company has a fiscal year ending September 30, 2018, and has applied an annual effective tax rate in calculating its income tax provision for the three months ended December 31, 2017, the impact of the U.S. corporate statutory tax rate change will not be finalized until September 30, 2018.  Furthermore, the Company has a provisional deferred tax liability of approximately $4 million, after the impact of the newly enacted tax rate, associated with unremitted earnings due to the uncertainty of the treatment of future distributions under the Tax Act.

The one-time transition tax on accumulated foreign earnings (“Transition Tax”) would be imposed at a rate of 15.5% for cash and cash equivalents and 8% for illiquid assets. The Company reasonably estimates that there is no income tax impact related to the Transition Tax and recorded no income tax liability for the three months ended December 31, 2017 due to an estimated overall deficit in accumulated foreign earnings.  This estimate is provisional since the Company has not obtained and analyzed information necessary to finalize its accounting for the impact of the Transition Tax. The final impacts of the Transition Tax may differ from the estimate due to changes in interpretations of the Tax Act and updates or changes to the information that the Company has used to estimate the transition impact, including, but not limited to, the impacts from changes to foreign earnings estimates, foreign exchange rates, and cash positions of foreign subsidiaries.

GILTI and BEAT are effective for the Company for the fiscal year ended September 30, 2019.  For the period of enactment, the Company has elected not to adjust its deferred taxes for the impact of GILTI and will consider the impact of GILTI in the specific period in which it occurs.

For the three months ended December 31, 2017, the Company recorded an income tax expense of $52 million.  The income tax expense for the three months ended December 31, 2017 is greater than the expected income tax expense at the blended statutory tax rate of 24.5% primarily due to a U.S. income tax expense of $27 million arising from a reduction in net U.S. deferred tax assets due to the change in the U.S. statutory tax rate, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

For the three months ended December 31, 2016, the Company recorded income tax expense of $17 million. The income tax expense for the three months ended December 31, 2016 is higher than the expected income tax expense at the statutory tax rate of 35% primarily due to income withholding taxes, state income taxes, foreign losses with no tax benefit and an increase in uncertain tax positions, partially offset by a reduction in a valuation allowance.

The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2017 could decrease by up to approximately $3 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

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

As of December 31, 2017, the Company had outstanding hedge contracts for the sale of $220 million and the purchase of $131 million of foreign currencies at fixed rates that will be settled by September 2018. As of December 31, 2017, the Company had $1 million of unrealized deferred income in comprehensive income related to foreign exchange hedging. As of September 30, 2017, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s use of foreign currency derivatives at December 31, 2017 and September 30, 2017:

	December 31,	September 30,
	2017 (a)	2017
	(in millions)
Other current assets	$—	$—
Other current liabilities	1	—

(a)	Includes $1 million and $2 million of foreign exchange derivative contracts in asset and liability positions, respectively.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
December 31, 2017
Revenues	$904	$143	$(2)	$1,045
Operating income (loss)	129	(1)	(38)	90
Amortization of intangible assets	36	17	—	53
Depreciation of property, plant and equipment	8	1	3	12
OIBDA	173	17	(35)	155
December 31, 2016
Revenues	$797	$124	$(4)	$917
Operating income (loss)	123	(2)	(27)	94
Amortization of intangible assets	35	16	—	51
Depreciation of property, plant and equipment	7	2	3	12
OIBDA	165	16	(24)	157

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $51 million and $47 million during the three months ended December 31, 2017 and December 31, 2016, respectively. The Company paid approximately $8 million of income and withholding taxes during the three months ended December 31, 2017 and paid approximately $9 million of income and withholding taxes during the three months ended December 31, 2016.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2017 and September 30, 2017.

	Fair Value Measurements as of December 31, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$—	$—	$—
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(1)	—	(1)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Total	$—	$(1)	$(5)	$(6)

	Fair Value Measurements as of September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Total	$—	$—	$(5)	$(5)

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2017	(5)
Additions	—
Reductions	—
Payments	—
Balance at December 31, 2017	$(5)

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

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2017, the fair value of the Company’s debt was $2.932 billion. Based on the level of interest rates prevailing at September 30, 2017, the fair value of the Company’s debt was $2.936 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

12. Subsequent Events

Special Cash Dividend

On January 8, 2018, our Board of Directors approved a special cash dividend of $125 million which was paid on January 12, 2018 to stockholders of record as of January 11, 2018.

New Revolving Credit Agreement

On January 31, 2018, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for its Revolving Credit Facility, and terminated its existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under the Company’s then existing revolving credit agreement, provides for greater flexibility to amend and extend the Company’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement.

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

Consolidating Balance Sheet (Unaudited)

December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$435	$341	$—	$776	$—	$—	$—	$776
Accounts receivable, net	—	247	252	—	499	—	—	—	499
Inventories	—	13	25	—	38	—	—	—	38
Royalty advances expected to be recouped within one year	—	86	56	—	142	—	—	—	142
Prepaid and other current assets	—	14	33	—	47	—	—	—	47
Total current assets	—	795	707	—	1,502	—	—	—	1,502
Due from (to) parent companies	500	(4)	(496)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,644	1,453	—	(4,097)	—	391	391	(782)	—
Royalty advances expected to be recouped after one year	—	106	69	—	175	—	—	—	175
Property, plant and equipment, net	—	139	74	—	213	—	—	—	213
Goodwill	—	1,368	320	—	1,688	—	—	—	1,688
Intangible assets subject to amortization, net	—	1,006	1,039	—	2,045	—	—	—	2,045
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	53	8	—	61	—	—	—	61
Other assets	7	47	20	—	74	—	—	—	74
Total assets	$3,151	$5,034	$1,787	$(4,097)	$5,875	$391	$391	$(782)	$5,875
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$87	$79	$—	$166	$—	$—	$—	$166
Accrued royalties	—	791	615	—	1,406	—	—	—	1,406
Accrued liabilities	—	175	226	—	401	—	—	—	401
Accrued interest	25	—	—	—	25	—	—	—	25
Deferred revenue	—	148	53	—	201	—	—	—	201
Other current liabilities	—	4	31	—	35	—	—	—	35
Total current liabilities	25	1,205	1,004	—	2,234	—	—	—	2,234
Long-term debt	2,818	—	—	—	2,818	—	—	—	2,818
Deferred tax liabilities, net	—	—	196	—	196	—	—	—	196
Other noncurrent liabilities	1	195	110	—	306	—	—	—	306
Total liabilities	2,844	1,400	1,310	—	5,554	—	—	—	5,554
Total Warner Music Group Corp. equity	307	3,630	467	(4,097)	307	391	391	(782)	307
Noncontrolling interest	—	4	10	—	14	—	—	—	14
Total equity	307	3,634	477	(4,097)	321	391	391	(782)	321
Total liabilities and equity	$3,151	$5,034	$1,787	$(4,097)	$5,875	$391	$391	$(782)	$5,875

Consolidating Balance Sheet

September 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$347	$300	$—	$647	$—	$—	$—	$647
Accounts receivable, net	—	214	190	—	404	—	—	—	404
Inventories	—	12	27	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	89	52	—	141	—	—	—	141
Prepaid and other current assets	—	15	29	—	44	—	—	—	44
Total current assets	—	677	598	—	1,275	—	—	—	1,275
Due from (to) parent companies	418	96	(514)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,721	1,312	—	(4,033)	—	377	377	(754)	—
Royalty advances expected to be recouped after one year	—	109	63	—	172	—	—	—	172
Property, plant and equipment, net	—	139	74	—	213	—	—	—	213
Goodwill	—	1,368	317	—	1,685	—	—	—	1,685
Intangible assets subject to amortization, net	—	1,029	1,061	—	2,090	—	—	—	2,090
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	89	8	—	97	—	—	—	97
Other assets	7	45	17	—	69	—	—	—	69
Total assets	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$135	$73	$—	$208	$—	$—	$—	$208
Accrued royalties	—	732	531	—	1,263	—	—	—	1,263
Accrued liabilities	—	144	221	—	365	—	—	—	365
Accrued interest	41	—	—	—	41	—	—	—	41
Deferred revenue	—	125	72	—	197	—	—	—	197
Other current liabilities	—	3	23	—	26	—	—	—	26
Total current liabilities	41	1,139	920	—	2,100	—	—	—	2,100
Long-term debt	2,811	—	—	—	2,811	—	—	—	2,811
Deferred tax liabilities, net	—	—	190	—	190	—	—	—	190
Other noncurrent liabilities	1	196	112	—	309	—	—	—	309
Total liabilities	2,853	1,335	1,222	—	5,410	—	—	—	5,410
Total Warner Music Group Corp. equity	293	3,596	437	(4,033)	293	377	377	(754)	293
Noncontrolling interest	—	4	11	—	15	—	—	—	15
Total equity	293	3,600	448	(4,033)	308	377	377	(754)	308
Total liabilities and equity	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$547	$621	$(123)	$1,045	$—	$—	$—	$1,045
Costs and expenses:
Cost of revenue	—	(257)	(393)	81	(569)	—	—	—	(569)
Selling, general and administrative expenses	—	(235)	(138)	40	(333)	—	—	—	(333)
Amortization of intangible assets	—	(24)	(29)	—	(53)	—	—	—	(53)
Total costs and expenses	—	(516)	(560)	121	(955)	—	—	—	(955)
Operating income	—	31	61	(2)	90	—	—	—	90
Loss on extinguishment of debt	(1)	—	—	—	(1)	—	—	—	(1)
Interest expense, net	(29)	1	(8)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	90	44	—	(133)	1	4	4	(8)	1
Other income, net	(4)	9	(2)	—	3	—	—	—	3
Income before income taxes	56	85	51	(135)	57	4	4	(8)	57
Income tax (expense) benefit	(52)	(51)	(10)	61	(52)	—	—	—	(52)
Net income	4	34	41	(74)	5	4	4	(8)	5
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$4	$34	$40	$(74)	$4	$4	$4	$(8)	$4

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$490	$521	$(94)	$917	$—	$—	$—	$917
Costs and expenses:
Cost of revenue	—	(220)	(341)	65	(496)	—	—	—	(496)
Selling, general and administrative expenses	(1)	(176)	(128)	29	(276)	—	—	—	(276)
Amortization of intangible assets	—	(25)	(26)	—	(51)	—	—	—	(51)
Total costs and expenses	(1)	(421)	(495)	94	(823)	—	—	—	(823)
Operating (loss) income	(1)	69	26	—	94	—	—	—	94
Loss on extinguishment of debt	(32)	—	—	—	(32)	—	—	—	(32)
Interest (expense) income, net	(23)	1	(18)	—	(40)	—	—	—	(40)
Equity gains (losses) from equity method investments	83	40	—	(123)	—	22	22	(44)	—
Other income, net	12	3	4	—	19	—	—	—	19
Income before income taxes	39	113	12	(123)	41	22	22	(44)	41
Income tax (expense) benefit	(17)	(18)	(9)	27	(17)	—	—	—	(17)
Net income	22	95	3	(96)	24	22	22	(44)	24
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Net income attributable to Warner Music Group Corp.	$22	$95	$1	$(96)	$22	$22	$22	$(44)	$22

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$4	$34	$41	$(74)	$5	$4	$4	$(8)	$5
Other comprehensive income, net of tax:
Foreign currency adjustment	9	—	(9)	9	9	9	9	(18)	9
Deferred gains (losses) on derivative financial instruments	1	—	(1)	1	1	1	1	(2)	1
Other comprehensive income, net of tax:	10	—	(10)	10	10	10	10	(20)	10
Total comprehensive income (loss)	14	34	31	(64)	15	14	14	(28)	15
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income attributable to Warner Music Group Corp.	$14	$34	$30	$(64)	$14	$14	$14	$(28)	$14

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$22	$95	$3	$(96)	$24	$22	$22	$(44)	$24
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(37)	—	37	(37)	(37)	(37)	(37)	74	(37)
Deferred losses on derivative financial instruments	(2)	(2)	—	2	(2)	(2)	(2)	4	(2)
Other comprehensive (loss) income, net of tax:	(39)	(2)	37	(35)	(39)	(39)	(39)	78	(39)
Total comprehensive (loss) income	(17)	93	40	(131)	(15)	(17)	(17)	34	(15)
Less: income attributable to noncontrolling interest	—	—	(2)	—	(2)	—	—	—	(2)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$(17)	$93	$38	$(131)	$(17)	$(17)	$(17)	$34	$(17)

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$4	$34	$41	$(74)	$5	$4	$4	$(8)	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	32	33	—	65	—	—	—	65
Unrealized losses/gains and remeasurement of foreign denominated loans	6	1	(2)	—	5	—	—	—	5
Deferred income taxes	—	—	42	—	42	—	—	—	42
Loss on extinguishment of debt	1	—	—	—	1	—	—	—	1
Net gain on investments	—	(7)	—	—	(7)	—	—	—	(7)
Non-cash interest expense	1	—	—	—	1	—	—	—	1
Equity-based compensation expense	—	18	—	—	18	—	—	—	18
Equity (gains) losses, including distributions	(90)	(43)	—	133	—	(4)	(4)	8	—
Changes in operating assets and liabilities:
Accounts receivable	—	(33)	(60)	—	(93)	—	—	—	(93)
Inventories	—	—	2	—	2	—	—	—	2
Royalty advances	—	5	(10)	—	(5)	—	—	—	(5)
Accounts payable and accrued liabilities	—	65	(29)	(59)	(23)	—	—	—	(23)
Royalty payables	—	59	82	—	141	—	—	—	141
Accrued interest	(16)	—	—	—	(16)	—	—	—	(16)
Deferred revenue	—	17	(20)	—	(3)	—	—	—	(3)
Other balance sheet changes	-	37	(34)	—	3	—	—	—	3
Net cash provided by operating activities	(94)	185	45	—	136	—	—	—	136
Cash flows from investing activities
Acquisition of music publishing rights, net	—	—	(1)	—	(1)	—	—	—	(1)
Capital expenditures	—	(13)	(3)	—	(16)	—	—	—	(16)
Investments and acquisitions of businesses, net	—	(1)	—	—	(1)	—	—	—	(1)
Proceeds from the sale of investments	—	12	—	—	12	—	—	—	12
Advances from issuer	95	—	—	(95)	—	—	—	—	—
Net cash used in investing activities	95	(2)	(4)	(95)	(6)	—	—	—	(6)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	—	—	—	—	—	—	—	—	—
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	—	—	—	—	—	—	—	—
Call premiums paid on early redemption of debt	—	—	—	—	—	—	—	—	—
Deferred financing costs paid	(1)	—	—	—	(1)	—	—	—	(1)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) issuer	—	(95)	—	95	—	—	—	—	—
Net cash used in financing activities	(1)	(95)	(2)	95	(3)	—	—	—	(3)
Effect of exchange rate changes on cash and equivalents	—	—	2	—	2	—	—	—	2
Net increase in cash and equivalents	—	88	41	—	129	—	—	—	129
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$435	$341	$—	$776	$—	$—	$—	$776

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended December 31, 2016

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$22	$95	$3	$(96)	$24	$22	$22	$(44)	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	35	28	—	63	—	—	—	63
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(21)	(9)	13	—	(17)	—	—	—	(17)
Deferred income taxes	—	—	(2)	—	(2)	—	—	—	(2)
Loss on extinguishment of debt	32	—	—	—	32	—	—	—	32
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Non-cash stock-based compensation expenses	—	10	—	—	10	—	—	—	10
Equity (gains) losses, including distributions	(83)	(40)	—	123	—	(22)	(22)	44	—
Changes in operating assets and liabilities:
Accounts receivable	—	(19)	(46)	—	(65)	—	—	—	(65)
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	7	(6)	—	1	—	—	—	1
Accounts payable and accrued liabilities	—	6	9	(27)	(12)	—	—	—	(12)
Royalty payables	—	40	72	—	112	—	—	—	112
Accrued interest	(10)	—	—	—	(10)	—	—	—	(10)
Deferred revenue	—	(33)	32	—	(1)	—	—	—	(1)
Other balance sheet changes	—	12	3	—	15	—	—	—	15
Net cash provided by (used in) operating activities	(57)	106	107	—	156	—	—	—	156
Cash flows from investing activities
Acquisition of music publishing rights, net	—	—	(1)	—	(1)	—	—	—	(1)
Capital expenditures	—	(6)	(2)	—	(8)	—	—	—	(8)
Investments and acquisitions of businesses, net	—	(3)	—	—	(3)	—	—	—	(3)
Advances to issuer	95	—	—	(95)	—	—	—	—	—
Net cash (used in) provided by investing activities	95	(9)	(3)	(95)	(12)	—	—	—	(12)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Financing costs paid	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Change in due to (from) issuer	—	(95)	—	95	—	—	—	—	—
Net cash provided by (used in) financing activities	(38)	(95)	—	95	(38)	—	—	—	(38)
Effect of exchange rate changes on cash and equivalents	—	—	(10)	—	(10)	—	—	—	(10)
Net increase (decrease) in cash and equivalents	—	2	94	—	96	—	—	—	96
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$182	$273	$—	$455	$—	$—	$—	$455

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2017 (the “Quarterly Report”).

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

•	the impact of heightened and intensive competition in the recorded music and music publishing businesses and our inability to execute our business strategy;
•	risks associated with our non-U.S. operations, including limited legal protections of our intellectual property rights and restrictions on the repatriation of capital;
•	significant fluctuations in our operations, cash flows and valuation of our common stock from period to period;
•	our inability to compete successfully in the highly competitive markets in which we operate;
•	trends, developments or other events in some foreign countries in which we operate;
•	local economic conditions in the countries in which we operate;
•	our failure to attract and retain our executive officers and other key personnel;
•	the impact of rates on other income streams that may be set by arbitration proceedings on our business;
•	an impairment in the carrying value of goodwill or other intangible and long-lived assets;
•	unfavorable currency exchange rate fluctuations;
•	our failure to have full control and ability to direct the operations we conduct through joint ventures;
•	legislation limiting the terms by which an individual can be bound under a “personal services” contract;
•	a potential loss of catalog if it is determined that recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act;
•	trends that affect the end uses of our musical compositions (which include uses in broadcast radio and television, film and advertising businesses);
•	the growth of other products that compete for the disposable income of consumers;
•	the impact of, and risks inherent in, acquisitions or business combinations;
•	risks inherent to our outsourcing of information technology (“IT”) infrastructure and certain finance and accounting functions;
•	our ability to maintain the security of information relating to our customers, employees and vendors and our music-based content;
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

•	risks related to evolving regulations concerning data privacy, which might result in increased regulation and different industry standards;

•	changes in law and government regulations, including as a result of the Tax Cuts and Jobs Act; and
•	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended December 31, 2017 and December 31, 2016. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2017 and December 31, 2016 as well as a discussion of our financial condition and liquidity as of December 31, 2017. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

Factors Affecting Results of Operations and Comparability

Acquisition of Spinnin’ Records

On September 7, 2017, we acquired Spinnin’ Records, one of the world’s most successful and important dance and electronic music companies. Based in the Netherlands, over the past two decades the label has signed and nurtured a fantastic roster of pioneering recording artists, as well as built prominent music publishing and artist management arms.

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 10% of our total revenue during the three months ended December 31, 2017. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 Compared with Three Months Ended December 31, 2016

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Revenue by Type
Digital	$481	$402	$79	20%
Physical	223	227	(4)	-2%
Total Digital and Physical	704	629	75	12%
Artist services and expanded-rights	105	90	15	17%
Licensing	95	78	17	22%
Total Recorded Music	904	797	107	13%
Performance	43	37	6	16%
Digital	53	43	10	23%
Mechanical	18	16	2	13%
Synchronization	27	26	1	4%
Other	2	2	—	—%
Total Music Publishing	143	124	19	15%
Intersegment eliminations	(2)	(4)	2	-50%
Total Revenue	$1,045	$917	$128	14%
Revenue by Geographical Location
U.S. Recorded Music	$370	$345	$25	7%
U.S. Music Publishing	63	51	12	24%
Total U.S.	433	396	37	9%
International Recorded Music	534	452	82	18%
International Music Publishing	80	73	7	10%
Total International	614	525	89	17%
Intersegment eliminations	(2)	(4)	2	-50%
Total Revenue	$1,045	$917	$128	14%

Total Revenue

Total revenue increased by $128 million, or 14%, to $1,045 million for the three months ended December 31, 2017 from $917 million for the three months ended December 31, 2016. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended December 31, 2017, respectively, and 87% and 13% of total revenue for the three months ended December 31, 2016, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 41% and 59% of total revenue for the three months ended December 31, 2017 and 43% and 57% of total revenue for the three months ended December 31, 2016, respectively.

Total digital revenue after intersegment eliminations increased by $89 million, or 20%, to $533 million for the three months ended December 31, 2017 from $444 million for the three months ended December 31, 2016. Total digital revenue represented 51% and 48% of consolidated revenue for the three months ended December 31, 2017 and December 31, 2016, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2017 was comprised of U.S. revenue of $279 million and international revenue of $255 million, or 52% and 48% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2016 was comprised of U.S. revenue of $251 million and international revenue of $194 million, or 56% and 44% of total digital revenue, respectively.

Recorded Music revenue increased by $107 million, or 13%, to $904 million for the three months ended December 31, 2017 from $797 million for the three months ended December 31, 2016. U.S. Recorded Music revenues were $370 million and $345 million, or 41% and 43%, of consolidated Recorded Music revenues for the three months ended December 31, 2017 and December 31, 2016, respectively. International Recorded Music revenues were $534 million and $452 million, or 59% and 57%, of consolidated Recorded Music revenues for the three months ended December 31, 2017 and December 31, 2016, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue, licensing revenue, and artist services and expanded-rights revenue, partially offset by a slight decrease in physical revenue. Digital revenue increased by $79 million as a result of the continued success from Ed Sheeran and the continued growth in streaming services. Revenue from streaming services grew by $93 million to $404 million for the three months ended December 31, 2017 from $311 million for the three months ended December 31, 2016 and was partially offset by digital download and other digital declines of $14 million to $77 million for the three months ended December 31, 2017 from $91 million for the three months ended December 31, 2016. Licensing revenue increased by $17 million primarily due to higher broadcast fee income and increased synchronization activity. Artist services and expanded-rights revenue increased by $15 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists and successful tours in France and Japan, partially offset by a decrease in touring revenue in Italy due to strong concert promotion revenue in the prior year.  Physical revenue decreased by $4 million primarily due to the continued shift from physical revenue to digital revenue and strong catalog sales in the prior year, partially offset by the favorable impact of foreign currency exchange rates of $9 million and a successful new release in Japan.

Music Publishing revenues increased by $19 million, or 15%, to $143 million for the three months ended December 31, 2017 from $124 million for the three months ended December 31, 2016. U.S. Music Publishing revenues were $63 million and $51 million, or 44% and 41%, of consolidated Music Publishing revenues for the three months ended December 31, 2017 and December 31, 2016, respectively. International Music Publishing revenues were $80 million and $73 million, or 56% and 59%, of consolidated Music Publishing revenues for the three months ended December 31, 2017 and December 31, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $10 million, performance revenue of $6 million, mechanical revenue of $2 million, and synchronization revenue of $1 million. The increase in digital revenue was due to an increase in streaming revenue of $10 million driven by the continued growth in streaming services. Performance revenue increased by $6 million due to increased market share and timing of distributions.

Revenue by Geographical Location

U.S. revenue increased by $37 million, or 9%, to $433 million for the three months ended December 31, 2017 from $396 million for the three months ended December 31, 2016. U.S. Recorded Music revenue increased by $25 million, or 7%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $22 million driven by the continued success of Ed Sheeran and the continued growth in streaming services. Streaming revenue increased by $33 million, partially offset by an $11 million decline in digital download and other digital revenue. Digital revenue for the three months ended December 31, 2016 included the impact of the Pandora distribution of $18 million. U.S. Recorded Music artist services and expanded-rights revenue increased by $6 million primarily due to merchandise revenue and ticket sales generated from successful U.S. artists. U.S. Recorded Music licensing revenue increased by $4 million primarily due to increased synchronization activity. These increases were partially offset by a decline in U.S. physical revenue of $7 million due to the shift from physical revenue to digital revenue and strong catalog sales in the prior year quarter. U.S. Music Publishing revenue increased by $12 million, or 24%, to $63 million for the three months ended December 31, 2017 from $51 million for the three months ended December 31, 2016. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $6 million due to increases in streaming revenue of $7 million due to continued growth in streaming services, partially offset by declines in digital download revenue of $1 million. U.S. performance revenue increased by $3 million due to increased market share and timing of distributions. U.S. synchronization revenue increased by $2 million due to increased television and commercial income.

International revenue increased by $89 million, or 17%, to $614 million for the three months ended December 31, 2017 from $525 million for the three months ended December 31, 2016. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $57 million or 10%. International Recorded Music revenue increased $82 million primarily due to increases in digital revenue of $57 million, licensing revenue of $13 million, artist services and expanded-rights revenue of $9 million, and physical revenue of $3 million. International Recorded Music digital revenue increased due to a $60 million increase in streaming revenue, partially offset by a $3 million decline in digital download revenue. The increase in International Recorded Music streaming revenue was due to the continued success of Ed Sheeran and the continued growth in streaming services internationally. International Recorded Music licensing revenue increased due to higher broadcast fee income and the favorable impact of foreign currency exchange rates. International artist services and expanded-rights revenue increased due to strong concert promotion revenue in France and Japan and increases in merchandise revenue in the U.K. and Japan, partially offset by successful tours in Italy in the prior year quarter with no comparative tours in the current year.  International Recorded Music physical revenue increased due to the favorable impact of foreign currency exchange rates of $9 million, offset by the continued shift from physical revenue to digital revenue.  International Music Publishing revenue increased by $7 million, or 10%, to $80 million for the three months ended December 31, 2017 from $73 million for the three months ended December 31, 2016. This was primarily driven by the increase in International Music Publishing digital revenue of $4 million due to an increase in streaming revenue of $3 million. The increase was also attributable to an increase in performance revenue of $3 million due to increased market share and timing of distributions.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$374	$323	$51	16%
Product costs	195	173	22	13%
Total cost of revenues	$569	$496	$73	15%

Total cost of revenues increased by $73 million to $569 million for the three months ended December 31, 2017 from $496 million for the three months ended December 31, 2016. Expressed as a percentage of revenues, cost of revenues remained flat at 54% for the three months ended December 31, 2017 and December 31, 2016.

Artist and repertoire costs increased by $51 million, to $374 million for the three months ended December 31, 2017 from $323 million for the three months ended December 31, 2016. Artist and repertoire costs as a percentage of revenue increased to 36% for the three months ended December 31, 2017 from 35% for the three months ended December 31, 2016. The increase was due to the mix in revenue, specifically licensing revenue mix and higher artist related costs and investment.

Product costs increased by $22 million, to $195 million for the three months ended December 31, 2017 from $173 million for the three months ended December 31, 2016. Product costs as a percentage of revenue remained flat at 19% for the three months ended December 31, 2017 and December 31, 2016.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$185	$148	$37	25%
Selling and marketing expense	128	111	17	15%
Distribution expense	20	17	3	18%
Total selling, general and administrative expense	$333	$276	$57	21%

(1)	Includes depreciation expense of $12 million for both the three months ended December 31, 2017 and December 31, 2016.

Total selling, general and administrative expense increased by $57 million, or 21%, to $333 million for the three months ended December 31, 2017 from $276 million for the three months ended December 31, 2016. Expressed as a percentage of revenue, selling, general and administrative expense increased to 32% for the three months ended December 31, 2017 from 30% for the three months ended December 31, 2016.

General and administrative expense increased by $37 million, or 25%, to $185 million for the three months ended December 31, 2017 from $148 million for the three months ended December 31, 2016. The increase in general and administrative expense was due to an increase in expense associated with our Senior Management Free Cash Flow Plan which is associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation expense, severance and restructuring costs, and an increase in facilities cost due to overlap in terms on the lease of our new Los Angeles headquarters with our existing office leases. Expressed as a percentage of revenue, general and administrative expense increased to 18% for the three months ended December 31, 2017 from 16% for the three months ended December 31, 2016.

Selling and marketing expense increased by $17 million, or 15%, to $128 million for the three months ended December 31, 2017 from $111 million for the three months ended December 31, 2016. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense remained flat at 12% for the three months ended December 31, 2017 and December 31, 2016.

Distribution expense increased by $3 million, or 18%, to $20 million for the three months ended December 31, 2017 from $17 million for the three months ended December 31, 2016. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended December 31, 2017 and December 31, 2016.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net (loss) income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$4	$22	$(18)	-82%
Income attributable to noncontrolling interest	1	2	(1)	-50%
Net income	5	24	(19)	-79%
Income tax expense	52	17	35	—%
Income before income taxes	57	41	16	39%
Other income, net	(4)	(19)	15	-79%
Interest expense, net	36	40	(4)	-10%
Loss on extinguishment of debt	1	32	(31)	-97%
Operating income	90	94	(4)	-4%
Amortization expense	53	51	2	4%
Depreciation expense	12	12	—	—%
OIBDA	$155	$157	$(2)	-1%

OIBDA

OIBDA decreased by $2 million, or 1%, to $155 million for the three months ended December 31, 2017 as compared to $157 million for the three months ended December 31, 2016 as a result of higher general and administrative expenses and higher artist and repertoire costs. Expressed as a percentage of total revenue, OIBDA decreased to 15% for the three months ended December 31, 2017 from 17% for the three months ended December 31, 2016.

Depreciation expense

Our depreciation expense remained flat at $12 million for the three months ended December 31, 2017 and December 31, 2016.

Amortization expense

Our amortization expense increased by $2 million, or 4%, to $53 million for the three months ended December 31, 2017 from $51 million for the three months ended December 31, 2016, due to the impact of foreign currency exchange rates of $2 million.

Operating income

Our operating income decreased by $4 million to $90 million for the three months ended December 31, 2017 from $94 million for the three months ended December 31, 2016. The decrease in operating income was due to higher general and administrative expenses and higher cost of revenues, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $1 million for the three months ended December 31, 2017 related to the December 2017 Senior Term Loan Credit Agreement Amendment. We recorded a loss on extinguishment of debt in the amount of $32 million for the three months ended December 31, 2016 which represents the premium paid on early redemption and unamortized deferred financing costs related to the refinancing transaction that occurred during the three months ended December 31, 2016.

Interest expense, net

Our interest expense, net, decreased by $4 million, or 10%, to $36 million for the three months ended December 31, 2017 from $40 million for the three months ended December 31, 2016 due to lower interest rates as a result of refinancing transactions.

Other income, net

Other income, net, for the current quarter primarily includes an $8 million gain on the sale of investments and currency exchange gains on our intercompany loans of $2 million, partially offset by foreign currency losses on our Euro denominated debt of $6 million and derivative liabilities of $1 million. This compares to currency exchange gains on our Euro denominated debt of $21 million and gains on our derivative assets of $11 million, partially offset by currency exchange losses on our intercompany loans of $13 million in the prior year quarter.

Income tax (expense)

Our income tax expense increased by $35 million to $52 million for the three months ended December 31, 2017 compared to $17 million of income tax expense for the three months ended December 31, 2016.  The change of $35 million in income tax expense primarily relates to U.S. tax expense of $27 million for the reduction of our net U.S. deferred tax assets as a result of the change in the U.S. corporate statutory tax rate pursuant to the Tax Act and U.S. tax expense included in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 in which the U.S. tax expense was offset by a valuation allowance release.

Our assessment of the final impacts of the Tax Act is dependent on, among other things, future changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes with respect to the Tax Act.

Net income

Net income decreased by $19 million to $5 million for the three months ended December 31, 2017 from $24 million for the three months ended December 31, 2016 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for the three months ended December 31, 2017 and $2 million for the three months ended December 31, 2016.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Recorded Music
Revenue	$904	$797	$107	13%
Operating income	129	123	6	5%
OIBDA	173	165	8	5%
Music Publishing
Revenue	143	124	19	15%
Operating loss	(1)	(2)	1	50%
OIBDA	17	16	1	6%
Corporate expenses and eliminations
Revenue elimination	(2)	(4)	2	-50%
Operating loss	(38)	(27)	(11)	41%
OIBDA loss	(35)	(24)	(11)	46%
Total
Revenue	1,045	917	128	14%
Operating income	90	94	(4)	-4%
OIBDA	155	157	(2)	-1%

Recorded Music

Revenues

Recorded Music revenue increased by $107 million, or 13%, to $904 million for the three months ended December 31, 2017 from $797 million for the three months ended December 31, 2016. U.S. Recorded Music revenues were $370 million and $345 million, or 41% and 43%, of consolidated Recorded Music revenues for the three months ended December 31, 2017 and December 31, 2016, respectively. International Recorded Music revenues were $534 million and $452 million, or 59% and 57% of consolidated Recorded Music revenues for the three months ended December 31, 2017 and December 31, 2016, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong carryover success and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$267	$234	$33	14%
Product costs	195	173	22	13%
Total cost of revenues	$462	$407	$55	14%

Recorded Music cost of revenues increased by $55 million, or 14%, to $462 million for the three months ended December 31, 2017 from $407 million for the three months ended December 31, 2016.  Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs increased to 30% for the three months ended December 31, 2017 from 29% for the three months ended December 31, 2016. The increase in artist and repertoire costs was primarily due to higher licensing and artist related costs and investment. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained flat at 22% for both the three months ended December 31, 2017 and December 31, 2016.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$131	$106	$25	24%
Selling and marketing expense	126	109	17	16%
Distribution expense	20	17	3	18%
Total selling, general and administrative expense	$277	$232	$45	19%

(1)	Includes depreciation expense of $8 million and $7 million for the three months ended December 31, 2017 and December 31, 2016, respectively.

Recorded Music selling, general and administrative expense increased by $45 million, or 19%, to $277 million for the three months ended December 31, 2017 from $232 million for the three months ended December 31, 2016. The increase in Recorded Music general and administrative expense was due to an increase in expense associated with our Senior Management Free Cash Flow Plan which is associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation, severance and restructuring costs, and increase in facilities cost due to overlap in terms on the lease of our new Los Angeles headquarters with our existing office leases. Selling and marketing expense increased in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 31% for the three months ended December 31, 2017 from 29% for the three months ended December 31, 2016.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating Income	$129	$123	$6	5%
Depreciation and amortization	44	42	2	5%
OIBDA	$173	$165	$8	5%

Recorded Music OIBDA increased by $8 million, or 5%, to $173 million for the three months ended December 31, 2017 from $165 million for the three months ended December 31, 2016 as a result of higher Recorded Music revenues partially offset by higher general and administrative expenses and higher artist and repertoire costs. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 19% for the three months ended December 31, 2017 from 21% for the three months ended December 31, 2016.

Recorded Music operating income increased by $6 million to $129 million for the three months ended December 31, 2017 from $123 million for the three months ended December 31, 2016 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $19 million, or 15%, to $143 million for the three months ended December 31, 2017 from $124 million for the three months ended December 31, 2016. U.S. Music Publishing revenues were $63 million and $51 million, or 44% and 41%, of Music Publishing revenues for the three months ended December 31, 2017 and December 31, 2016, respectively. International Music Publishing revenues were $80 million and $73 million, or 56% and 59%, of Music Publishing revenues for the three months ended December 31, 2017 and December 31, 2016, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Artist and repertoire costs	$109	$93	$16	17%
Total cost of revenues	$109	$93	$16	17%

Music Publishing cost of revenues increased by $16 million, or 17%, to $109 million for the three months ended December 31, 2017 from $93 million for the three months ended December 31, 2016 due to revenue mix. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 76% for the three months ended December 31, 2017 from 75% for the three months ended December 31, 2016.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
General and administrative expense (1)	$18	$17	$1	6%
Total selling, general and administrative expense	$18	$17	$1	6%

(1)	Includes depreciation expense of $1 million and $2 million for the three months ended December 31, 2017 and December 31, 2016, respectively.

Music Publishing selling, general and administrative expense increased by $1 million, or 6%, to $18 million for the three months ended December 31, 2017 from $17 million for the three months ended December 31, 2016. General and administrative expense for the three months ended December 31, 2017 increased mainly due to an increase in compensation expense. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 13% for the three months ended December 31, 2017 from 14% for the three months ended December 31, 2016.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2017 vs. 2016
	2017	2016	$ Change	% Change
Operating loss	$(1)	$(2)	$1	50%
Depreciation and amortization	18	18	—	—%
OIBDA	$17	$16	$1	6%

Music Publishing OIBDA increased by $1 million, or 6%, to $17 million for the three months ended December 31, 2017 from $16 million for the three months ended December 31, 2016. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 12% for the three months ended December 31, 2017 from 13% for the three months ended December 31, 2016 due to increased artist and repertoire costs.

Music Publishing operating loss decreased by $1 million, or 50%, to $1 million for the three months ended December 31, 2017 from $2 million for the three months ended December 31, 2016 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $11 million to $38 million for the three months ended December 31, 2017 from $27 million for the three months ended December 31, 2016 primarily due to an increase in variable compensation expense associated with our Senior Management Free Cash Flow Plan which is associated with the increase in the fair value of our equity and costs associated with transformation initiatives.

Our OIBDA loss from corporate expenses and eliminations increased by $11 million to $35 million for the three months ended December 31, 2017 from $24 million for the three months ended December 31, 2016 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at December 31, 2017

At December 31, 2017, we had $2.818 billion of debt (which is net of $28 million of deferred financing costs), $776 million of cash and equivalents (net debt of $2.042 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $307 million of Warner Music Group Corp. equity. This compares to $2.811 billion of debt (which is net of $29 million of deferred financing costs), $647 million of cash and equivalents (net debt of $2.164 billion) and $293 million of Warner Music Group Corp. equity at September 30, 2017.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2017 and December 31, 2016 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Three Months Ended December 31,
	2017	2016
Cash provided by (used in):
Operating Activities	$136	$156
Investing Activities	(6)	(12)
Financing Activities	(3)	(38)

Operating Activities

Cash provided by operating activities was $136 million for the three months ended December 31, 2017 as compared with cash provided by operating activities of $156 million for the three months ended December 31, 2016. The primary drivers of the $20 million decrease in cash provided by operating activities was the timing of collections offset by the timing of royalty payments.

Investing Activities

Cash used in investing activities was $6 million for the three months ended December 31, 2017 as compared with cash used in investing activities of $12 million for the three months ended December 31, 2016. The $6 million of cash used in investing activities in the three months ended December 31, 2017 consisted of $1 million of business investments and acquisitions, $1 million to acquire music publishing rights and $16 million of capital expenditures, partially offset by $12 million of proceeds from sale of investments. The $12 million of cash used in investing activities for the three months ended December 31, 2016 consisted of $3 million of business investments and acquisitions, $1 million to acquire music publishing rights and $8 million of capital expenditures.

Financing Activities

Cash used in financing activities was $3 million for the three months ended December 31, 2017 compared to $38 million for the three months ended December 31, 2016. The $3 million of cash used in financing activities for the three months ended December 31, 2017 consisted of deferred financing costs paid of $1 million and a distribution to our non-controlling interest holders of $2 million. The $38 million of cash used in financing activities for the three months ended December 31, 2016 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, financing costs paid of $27 million and deferred financing costs paid of $12 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million.

There were no drawdowns on the Revolving Credit Facility during the three months ended December 31, 2017 or the three months ended December 31, 2016.

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

Recent Debt Financings

December 2017 Senior Term Loan Credit Agreement Amendment

On December 6, 2017, Acquisition Corp. entered into an amendment (the “December 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduces the pricing terms of its outstanding term loans, changes certain incurrence thresholds governing the ability to incur debt and liens, changes certain EBITDA add-backs and increases the thresholds below which the excess cash flow sweep is triggered. The Company recorded a loss on extinguishment of debt of approximately $1 million, which represented the discount and unamortized deferred financing costs related to the debt of the lenders that was fully repaid.

New Revolving Credit Agreement

On January 31, 2018, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for its Revolving Credit Facility, and terminated its existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under the Company’s then existing revolving credit agreement, provides for greater flexibility to amend and extend the Company’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement.

Existing Debt as of December 31, 2017

As of December 31, 2017, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	991
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	407
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	247
6.75% Senior Notes due 2022—Acquisition Corp. (g)	630
Total debt (h)	$2,818

(a)

Reflects $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at December 31, 2017. There were no loans outstanding under the Revolving Credit Facility at December 31, 2017. On January 31, 2018, Acquisition Corp. entered into a new revolving credit facility that replaced our then existing revolving credit facility in its entirety. See Note 12 of our Consolidated Financial Statements for further discussion.

(b)	Principal amount of $1.006 billion less unamortized discount of $5 million and unamortized deferred financing costs of $10 million at December 31, 2017.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at December 31, 2017.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at December 31, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at December 31, 2017. Principal amount of $412 million less unamortized deferred financing costs of $5 million at December 31, 2017

(f)	Principal amount of $250 million less unamortized deferred financing costs of $3 million at December 31, 2017.
(g)	Principal amount of $635 million less unamortized deferred financing costs of $5 million at December 31, 2017.
(h)	Principal amount of debt of $2.851 billion less unamortized discount of $5 million and unamortized deferred financing costs of $28 million at December 31, 2017.

For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of December 31, 2017. On January 31, 2018, the Company entered into a new revolving credit facility that replaced our then existing revolving credit facility in its entirety, and references to “Revolving Credit Facility” below are to our new revolving credit facility.  See Note 12 of our Consolidated Financial Statements for further discussion.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended December 31, 2017. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended December 31, 2017
Net Income	$130
Income tax benefit	(117)
Interest expense, net	145
Depreciation and amortization	254
Loss on extinguishment of debt (a)	4
Net gain on divestiture of business and assets dispositions (b)	(6)
Restructuring costs (c)	16
Net hedging and foreign exchange losses (d)	46
Management fees (e)	9
Transaction costs (f)	3
Business optimization expenses (g)	17
Equity based compensation expense (h)	84
Other non-cash charges (i)	23
Pro forma impact of certain transactions (j)	21
Pro Forma Consolidated EBITDA	$629
Senior Secured Indebtedness (k)	$2,016
Leverage Ratio (l)	3.20x

(a)	Reflects net loss incurred on the early extinguishment of our debt incurred as part of the recent amendments of the Senior Term Loan Facility.
(b)	Reflects net gain on divestitures.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange on our Euro denominated debt and intercompany transactions.
(e)

Reflects management fees paid to Access, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments.

(f)	Reflects mainly integration and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation.

(h)	Reflects equity based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, including but not limited to costs associated with our Los Angeles office consolidations and losses on investments.
(j)	Reflects expected savings resulting from our U.S. shared services relocation and other transformation initiatives and proforma impact of specified transactions.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.216 billion less cash of $200 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2017. This is calculated net of cash and equivalents of the Company as of December 31, 2017 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $54 million at the end of a fiscal quarter.

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

As discussed in Note 12 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2017, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2017, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2017.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2017, the Company had outstanding hedge contracts for the sale of $220 million and the purchase of $131 million of foreign currencies at fixed rates. Subsequent to December 31, 2017, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2017, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $9 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.851 billion of principal debt outstanding at December 31, 2017, of which $1.006 billion was variable rate debt and $1.845 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At December 31, 2017, 65% of the Company’s debt was at a fixed rate. In addition, at December 31, 2017, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six month LIBOR rate.

Based on the level of interest rates prevailing at December 31, 2017, the fair value of the fixed rate and variable rate debt was approximately $2.932 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $4 million or increase the fair value of the fixed rate debt by approximately $12 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pricing of Digital Music Downloads

On December 20, 2005 and February 3, 2006, the Attorney General of the State of New York served the Company with requests for information in connection with an industry-wide investigation as to the pricing of digital music downloads. On February 28, 2006, the Antitrust Division of the U.S. Department of Justice served us with a Civil Investigative Demand, also seeking information relating to the pricing of digitally downloaded music. Both investigations were ultimately closed, but subsequent to the announcements of the investigations, more than thirty putative class action lawsuits were filed concerning the pricing of digital music downloads. The lawsuits were consolidated in the Southern District of New York. The consolidated amended complaint, filed on April 13, 2007, alleges conspiracy among record companies to delay the release of their content for digital distribution, inflate their pricing of CDs and fix prices for digital downloads. The complaint seeks unspecified compensatory, statutory and treble damages. On October 9, 2008, the District Court issued an order dismissing the case as to all defendants, including us. However, on January 13, 2010, the Second Circuit vacated the judgment of the District Court and remanded the case for further proceedings and on January 10, 2011, the U.S. Supreme Court denied the defendants’ petition for Certiorari.

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 18, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. On August 11, 2017, defendants filed their opposition to plaintiffs’ petition.  On December 8, 2017, the Second Circuit denied plaintiffs’ request for leave to appeal the District Court’s order denying their motion for class certification. The parties are attempting to resolve the matter and have informed the District Court that they expect to file a dismissal in February 2018.

Sirius XM

On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolves all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enables Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance of $1 million was recognized in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced an arbitration through JAMS to determine the rate for the five-year period.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

10.1*

Fourth Incremental Commitment Amendment, dated as of December 6, 2017, among WMG Acquisition Corp., the other loan parties thereto,  the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.2*	Revolving Credit Agreement, dated as of January 31, 2018, among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2017, filed on February 2, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

February 2, 2018

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)