Form 10-Q
period 2018-03-31
Warner Music Group Corp.
filed 2018-05-07
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There is no public market for the Registrant’s common stock. As of May 7, 2018 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,052. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2018	2017
	(in millions)
Assets
Current assets:
Cash and equivalents	$612	$647
Redemption deposit	119	—
Accounts receivable, net of allowances of $49 million and $50 million	427	404
Inventories	39	39
Royalty advances expected to be recouped within one year	148	141
Prepaid and other current assets	62	44
Total current assets	1,407	1,275
Royalty advances expected to be recouped after one year	181	172
Property, plant and equipment, net	214	213
Goodwill	1,696	1,685
Intangible assets subject to amortization, net	2,037	2,090
Intangible assets not subject to amortization	118	117
Deferred tax assets, net	52	97
Other assets	77	69
Total assets	$5,782	$5,718
Liabilities and Equity
Current liabilities:
Accounts payable	$203	$208
Accrued royalties	1,358	1,263
Accrued liabilities	340	365
Accrued interest	27	41
Deferred revenue	197	197
Current portion of long-term debt	111	—
Other current liabilities	37	26
Total current liabilities	2,273	2,100
Long-term debt	2,836	2,811
Deferred tax liabilities, net	194	190
Other noncurrent liabilities	274	309
Total liabilities	$5,577	$5,410
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,052 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(778)	(654)
Accumulated other comprehensive loss, net	(161)	(181)
Total Warner Music Group Corp. equity	189	293
Noncontrolling interest	16	15
Total equity	205	308
Total liabilities and equity	$5,782	$5,718

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)		(in millions)
Revenue	$963	$825	$2,008	$1,742
Costs and expenses:
Cost of revenue	(488)	(415)	(1,057)	(911)
Selling, general and administrative expenses (a)	(337)	(282)	(670)	(558)
Amortization expense	(55)	(50)	(108)	(101)
Total costs and expenses	(880)	(747)	(1,835)	(1,570)
Operating income	83	78	173	172
Loss on extinguishment of debt	(23)	—	(24)	(32)
Interest expense, net	(36)	(36)	(72)	(76)
Other expense, net	(6)	(19)	(2)	—
Income before income taxes	18	23	75	64
Income tax expense	(19)	(3)	(71)	(20)
Net income (loss)	(1)	20	4	44
Less: Income attributable to noncontrolling interest	(2)	(1)	(3)	(3)
Net income (loss) attributable to Warner Music Group Corp.	$(3)	$19	$1	$41

(a) Includes depreciation expense of:	$(14)	$(13)	$(26)	$(25)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net income (loss)	$(1)	$20	$4	$44
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	24	18	(13)
Deferred gains (losses) on derivative financial instruments	1	1	2	(1)
Other comprehensive income (loss), net of tax	10	25	20	(14)
Total comprehensive income	9	45	24	30
Less: Income attributable to noncontrolling interest	(2)	(1)	(3)	(3)
Comprehensive income attributable to Warner Music Group Corp.	$7	$44	$21	$27

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$4	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	126
Unrealized losses (gains) and remeasurement of foreign denominated loans	11	(1)
Deferred income taxes	38	(12)
Loss on extinguishment of debt	24	32
Net (gain) loss on divestitures and investments	(7)	6
Non-cash interest expense	3	5
Equity-based compensation expense	27	17
Changes in operating assets and liabilities:
Accounts receivable	(15)	(41)
Inventories	1	3
Royalty advances	(12)	1
Accounts payable and accrued liabilities	(100)	(43)
Royalty payables	68	75
Accrued interest	(14)	7
Deferred revenue	(16)	(4)
Other balance sheet changes	(10)	11
Net cash provided by operating activities	136	226
Cash flows from investing activities
Acquisition of music publishing rights, net	(5)	(6)
Capital expenditures	(29)	(18)
Investments and acquisitions of businesses, net	(6)	(6)
Proceeds from the sale of investments	12	18
Net cash used in investing activities	(28)	(12)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	—	250
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	320	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(28)
Repayment of and redemption deposit for Acquisition Corp. 6.75% Senior Notes	(635)	—
Call premiums paid on and redemption deposit for early redemption of debt	(23)	(27)
Deferred financing costs paid	(9)	(12)
Distribution to noncontrolling interest holder	(2)	(1)
Dividends paid	(125)	(54)
Net cash used in financing activities	(149)	(93)
Effect of exchange rate changes on cash and equivalents	6	(4)
Net (decrease) increase in cash and equivalents	(35)	117
Cash and equivalents at beginning of period	647	359
Cash and equivalents at end of period	$612	$476

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	1	—	1	3	4
Dividends	—	—	—	(125)	—	(125)	—	(125)
Other comprehensive income, net of tax	—	—	—	—	20	20	—	20
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Other	(3)	—	—	—	—	—	—	—
Balance at March 31, 2018	1,052	$—	$1,128	$(778)	$(161)	$189	$16	$205

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2018 and March 31, 2017 relate to the periods ended March 30, 2018 and March 31, 2017, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31. The fiscal year ended September 30, 2017 ended on September 29, 2017.

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

New Accounting Pronouncements

In October 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have any effect on the Company’s consolidated financial statements and footnote disclosures as of March 31, 2018.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company currently plans to adopt this ASU under the modified retrospective method. While the Company is currently evaluating the impact of adoption of this new standard on the consolidated financial statements, the Company believes the most significant impact will be a change in the timing of revenue recognition in our Music Publishing segment. The Company generally records revenue from the licensing of publishing rights when cash is received. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage.

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

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (“ASU 2018-02”). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of the adoption of this standard on its financial statements and disclosures.

In March 2018, the FASB issued ASU 2018-5, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). This ASU allows companies, for one year following the enactment date, to consider the impact of the Tax Act as “provisional” when a company can make a reasonable estimate but does not have the necessary information available, prepared or analyzed in reasonable detail to finalize its accounting for the impact of the Tax Act. A company may need to reflect adjustments to its provisional amounts upon obtaining, preparing or analyzing additional information about facts and circumstances that existed at the period of enactment. The Company has adopted this standard on its financial statements and disclosures. Provisional amounts are identified in Note 7 of our Consolidated Financial Statements.

3. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses and minimum pension liabilities. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of less than $1 million:

	Foreign	Minimum	Deferred Income	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	(Loss) Gain (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2017	$(171)	$(10)	$—	$(181)
Other comprehensive income	18	—	2	20
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at March 31, 2018	$(153)	$(10)	$2	$(161)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions that are no longer considered of a long-term investment nature.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2017	$1,221	$464	$1,685
Acquisitions	—	—	—
Divestitures	—	—	—
Other adjustments (a)	11	—	11
Balance at March 31, 2018	$1,232	$464	$1,696

(a)	Other adjustments during the six months ended March 31, 2018 represent foreign currency movements.

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

At March 31, 2018 and September 30, 2017, the goodwill and intangible balances presented include the preliminary purchase accounting allocation resulting from the acquisition of Spinnin’ Records on September 7, 2017.  The acquisition of Spinnin’ Records was accounted for as a business combination under ASC 805, which requires the acquisition method of accounting. At September 30, 2017, the Company performed a preliminary purchase allocation under the acquisition method of accounting, which is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired. At March 31, 2018, the Company has not made any significant adjustments to the preliminary allocation recorded at September 30, 2017.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	March 31,	September 30,
	Useful Life	2018	2017
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$920	$898
Music publishing copyrights	27 years	1,564	1,534
Artist and songwriter contracts	13 years	924	904
Trademarks	6 years	14	14
Other intangible assets	7 years	17	10
Total gross intangible asset subject to amortization		3,439	3,360
Accumulated amortization		(1,402)	(1,270)
Total net intangible assets subject to amortization		2,037	2,090
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	118	117
Total net intangible assets		$2,155	$2,207

5. Debt

Debt Capitalization

Long-term debt consists of the following:

	March 31,	September 30,
	2018	2017
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	1,307	990
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	419	402
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	247	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	111	630
5.50% Senior Notes due 2026—Acquisition Corp. (h)	320	—
Total debt (i)	2,947	2,811
Less: current portion	111	—
Total long-term debt	$2,836	$2,811

(a)

Reflects $180 million and $150 million of commitments under the Revolving Credit Facility at March 31, 2018 and September 30, 2017, respectively, less letters of credit outstanding of approximately $12 million at both March 31, 2018 and September 30, 2017. There were no loans outstanding under the Revolving Credit Facility at March 31, 2018 or September 30, 2017.

(b)

Principal amount of $1.326 billion and $1.006 billion less unamortized discount of $5 million and $6 million and unamortized deferred financing costs of $14 million and $10 million at March 31, 2018 and September 30, 2017, respectively.

(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at both March 31, 2018 and September 30, 2017.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both March 31, 2018 and September 30, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at March 31, 2018 and September 30, 2017. Principal amount of $424 million and $407 million at March 31, 2018 and September 30, 2017, respectively, less unamortized deferred financing costs of $5 million at both March 31, 2018 and September 30, 2017.

(f)

Principal amount of $250 million at both March 31, 2018 and September 30, 2017 less unamortized deferred financing costs of $3 million and $4 million at March 31, 2018 and September 30, 2017, respectively.

(g)

Principal amount of $112 million and $635 million less unamortized deferred financing costs of $1 million and $5 million at March 31, 2018 and September 30, 2017, respectively. Reflects amount not redeemed as of March 31, 2018 as described below under “Tender Offer and Notes Redemption.”  The remaining 6.75% Senior Notes were redeemed on April 15, 2018.

(h)	Principal amount of $325 million less unamortized deferred financing costs of $5 million at March 31, 2018.
(i)

Principal amount of debt of $2.985 billion and $2.846 billion less unamortized discount of $5 million and $6 million and unamortized deferred financing costs of $33 million and $29 million at March 31, 2018 and September 30, 2017, respectively.

December 2017 Senior Term Loan Credit Agreement Amendment

On December 6, 2017, Acquisition Corp. entered into an amendment (the “December 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans, change certain incurrence thresholds governing the ability to incur debt and liens, change certain EBITDA add-backs and increase the thresholds above which the excess cash flow sweep is triggered. The Company recorded a loss on extinguishment of debt of approximately $1 million, which represented the discount and unamortized deferred financing costs related to the debt of the lenders that was fully repaid.

New Revolving Credit Agreement

On January 31, 2018, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for its Revolving Credit Facility, and terminated its existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under the Company’s then existing revolving credit agreement, provides for greater flexibility to amend and extend the Company’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement. References to “Revolving Credit Facility” below in this Note 5 are to our new revolving credit facility

March 2018 Senior Term Loan Credit Agreement Amendment

On March 14, 2018, Acquisition Corp. incurred $320 million of supplemental term loans (the “Supplemental Term Loans”) pursuant to an increase supplement (the “March 2018 Senior Term Loan Credit Agreement Supplement”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (as amended, the “Senior Term Loan Credit Agreement”). The principal amount outstanding under the Senior Term Loan Credit Agreement including the Supplemental Term Loans is $1.326 billion.

Notes Offering

On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of its 5.50% Senior Notes due 2026.  Acquisition Corp. used the net proceeds to pay the consideration in the tender offer for its 6.75% Senior Notes due 2022 (the “6.75% Senior Notes”) and to redeem the remaining 6.75% Senior Notes as described below.

Tender Offer and Notes Redemption

On March 14, 2018, Acquisition Corp. accepted for purchase in connection with the tender offer for the 6.75% Senior Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on March 13, 2018 (the “Expiration Time”) thereby reducing the aggregate principal amount of the 6.75% Senior Notes by $523 million. Acquisition Corp. then issued a notice of redemption on March 14, 2018 with respect to the remaining $112 million of 6.75% Senior Notes outstanding that were not accepted for payment pursuant to the tender offer. Following payment of the 6.75% Senior Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee funds of $119 million to satisfy all obligations under the applicable indenture governing the 6.75% Senior Notes, including call premiums and interest through the date of redemption on April 15, 2018, for the remaining 6.75% Senior Notes not accepted for purchase in the tender offer, which is reflected as a current asset on the Company’s balance sheet at March 31, 2018. On April 15, 2018, Acquisition Corp. redeemed the remaining outstanding 6.75% Senior Notes. The Company recorded a loss on extinguishment of debt in connection with the tender offer of approximately $23 million as a result of the partial debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs. The Company expects to incur an additional loss on extinguishment of approximately $5 million in April 2018 related to the redemption on the remaining 6.75% Senior Notes, which represents the premium paid on early redemption and unamortized deferred financing costs.

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

The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk.

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

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is January 31, 2023.

Maturities of Senior Notes and Senior Secured Notes

As of March 31, 2018, there are no scheduled maturities of notes until 2022, when $360 million is scheduled to mature. Of this amount, $112 million representing the remaining principal amount of the 6.75% Senior Notes were redeemed on April 15, 2018 as described above under “Tender Offer and Notes Redemption.” Thereafter, $1.299 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $36 million for both the three months ended March 31, 2018 and March 31, 2017. Total interest expense, net, was $72 million and $76 million for the six months ended March 31, 2018 and March 31, 2017, respectively. The weighted-average interest rate of the Company’s total debt was 4.7% at March 31, 2018 (decreasing to 4.6% after the redemption of the remaining 6.75% Senior Notes on April 15, 2018) and 4.9% at September 30, 2017 and March 31, 2017.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 18, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. On August 11, 2017, defendants filed their opposition to plaintiffs’ petition.  On December 8, 2017, the Second Circuit denied plaintiffs’ request for leave to appeal the District Court’s order denying their motion for class certification. The parties have reached a settlement for a nominal payment and the lawsuit will be dismissed imminently.

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.

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

7. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act contains significant revisions to U.S. corporate income tax provisions, including, but not limited to, a reduction of the U.S. corporate statutory tax rate from 35% to 21%, a one-time transition tax on accumulated foreign earnings, an income inclusion of global intangible low-taxed income (“GILTI”), and a new minimum tax, base erosion anti-abuse tax (“BEAT”).  In accordance with ASC 740, the Company recorded the effects of the Tax Act during the three months ended December 31, 2017, the period of enactment.

The reduction in U.S. corporate statutory tax rate from 35% to 21% is effective January 1, 2018.  The Tax Act requires companies with a fiscal year that begins before and ends after the effective date of the rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending September 30, 2018, the Company’s statutory income tax rate will be 24.5%. For the fiscal year ending September 30, 2019, the Company will be subject to the U.S. corporate statutory tax rate of 21%.

The reduction in the U.S. corporate statutory rate requires the Company to adjust its U.S. deferred tax assets and liabilities using the newly enacted tax rate of 21%. As a result, the Company recorded a provisional U.S. income tax expense of $26 million for the reduction of its net U.S. deferred tax assets as a discrete item for the three months ended December 31, 2017.  Since the Company has a fiscal year ending September 30, 2018, and has applied an annual effective tax rate in calculating its income tax provision for the three and six months ended March 31, 2018, the impact of the U.S. corporate statutory tax rate change will not be finalized until September 30, 2018.  Furthermore, the Company has a provisional deferred tax liability of approximately $4 million, after the impact of the newly enacted tax rate, associated with unremitted earnings due to the uncertainty of the treatment of future distributions under the Tax Act.

The one-time transition tax on accumulated foreign earnings (“Transition Tax”) would be imposed at a rate of 15.5% for cash and equivalents and 8% for illiquid assets. The Company reasonably estimates that there is no income tax impact related to the Transition Tax and recorded no income tax liability for the three and six months ended March 31, 2018 due to an estimated overall deficit in accumulated foreign earnings.  This estimate is provisional since the Company has not obtained and analyzed information necessary to finalize its accounting for the impact of the Transition Tax. The final impacts of the Transition Tax may differ from the estimate due to changes in interpretations of the Tax Act and updates or changes to the information that the Company has used to estimate the transition impact, including, but not limited to, the impacts from changes to foreign earnings estimates, foreign exchange rates, and cash positions of foreign subsidiaries.

GILTI and BEAT are effective for the Company for the fiscal year ended September 30, 2019.  For the period of enactment, the Company has elected not to adjust its deferred taxes for the impact of GILTI and will consider the impact of GILTI in the specific period in which it occurs.

For the three and six months ended March 31, 2018, the Company recorded an income tax expense of $19 million and $71 million, respectively.  The income tax expense for the three  months ended March 31, 2018 is greater than expected at the blended statutory tax rate of 24.5% primarily due to foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions. The income tax expense for the six months ended March 31, 2018 is greater than the expected income tax expense at the blended statutory tax rate of 24.5% primarily due to a U.S. income tax expense of $26 million arising from a reduction in net U.S. deferred tax assets due to the change in the U.S. statutory tax rate, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

For the three and six months ended March 31, 2017, the Company recorded income tax expense of $3 million and $20 million, respectively. The income tax expense for the three and six months ended March 31, 2017 was lower than the expected income tax expense at the statutory tax rate of 35% primarily due to the U.S. tax benefit of a realized foreign currency loss on an intra-entity loan reduced by a related valuation allowance and further offset by income withholding taxes and foreign losses with no tax benefit.

The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2018 could decrease by up to approximately $3 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

8. Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign currency forward exchange contracts and interest rate swaps, for the purposes of managing foreign currency exchange rate risk and interest rate risk on expected future cash flows. However, the Company may choose not to hedge certain exposures for a variety of reasons including, but not limited to, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange or interest rates.

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

The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s term debt. The interest rate swap instruments are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815, Derivatives and Hedging. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss).

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

The Company’s hedged interest rate transactions as of March 31, 2018 are expected to be recognized within 5 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 11. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps is recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of March 31, 2018, the Company had outstanding hedge contracts for the sale of $197 million and the purchase of $114 million of foreign currencies at fixed rates that will be settled by September 2018. As of March 31, 2018, the Company had $2 million of unrealized deferred income in comprehensive income related to foreign exchange hedging. As of September 30, 2017, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

As of March 31, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with $1 million of unrealized deferred losses in comprehensive income related to the interest rate swap. As of September 30, 2017, the Company had no outstanding interest rate swaps and no deferred gains or losses in comprehensive income or losses related to interest rate swaps.

The pre-tax gains and losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in OCI and the Consolidated Statement of Comprehensive Income at March 31, 2018 and September 30, 2017 were $1 million and nil, respectively.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s designated cash flows hedges at March 31, 2018 and September 30, 2017:

	March 31,	September 30,
	2018 (a)	2017
	(in millions)
Other current assets	$2	$—
Other current liabilities	3	—
Other noncurrent assets	—	—
Other noncurrent liabilities	1	—

(a)

$5 million and $6 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $1 million of interest rate swap in a liability position including non-designated cash flow hedges.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
March 31, 2018
Revenues	$791	$174	$(2)	$963
Operating income (loss)	80	41	(38)	83
Amortization of intangible assets	38	17	—	55
Depreciation of property, plant and equipment	9	2	3	14
OIBDA	127	60	(35)	152
March 31, 2017
Revenues	$686	$145	$(6)	$825
Operating income (loss)	69	41	(32)	78
Amortization of intangible assets	34	16	—	50
Depreciation of property, plant and equipment	9	1	3	13
OIBDA	112	58	(29)	141

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Six Months Ended	(in millions)
March 31, 2018
Revenues	$1,695	$317	$(4)	$2,008
Operating income (loss)	209	40	(76)	173
Amortization of intangible assets	74	34	—	108
Depreciation of property, plant and equipment	17	3	6	26
OIBDA	300	77	(70)	307
March 31, 2017
Revenues	$1,483	$269	$(10)	$1,742
Operating income (loss)	192	39	(59)	172
Amortization of intangible assets	69	32	—	101
Depreciation of property, plant and equipment	16	3	6	25
OIBDA	277	74	(53)	298

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $34 million and $17 million during the three months ended March 31, 2018 and March 31, 2017, respectively. The Company made interest payments of approximately $86 million and $64 million during the six months ended March 31, 2018 and March 31, 2017, respectively. The Company paid approximately $10 million of income and withholding taxes, partially offset by $1 million of refunds, during the three months ended March 31, 2018 and paid approximately $13 million of income and withholding taxes, partially offset by $3 million of refunds during the three months ended March 31, 2017.  The Company paid approximately $18 million of income and withholding taxes, partially offset by $1 million of refunds, during the six months ended March 31, 2018 and paid approximately $22 million of income and withholding taxes, partially offset by $3 million of refunds during the six months ended March 31, 2017.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2018 and September 30, 2017.

	Fair Value Measurements as of March 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(3)	—	(3)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	(1)	—	(1)
Total	$—	$(2)	$(6)	$(8)

	Fair Value Measurements as of September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Total	$—	$—	$(5)	$(5)

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

(c)

The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of March 31, 2018 for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2017	(5)
Additions	(1)
Reductions	—
Payments	—
Balance at March 31, 2018	$(6)

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

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2018, the fair value of the Company’s debt was $3.027 billion. Based on the level of interest rates prevailing at September 30, 2017, the fair value of the Company’s debt was $2.936 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

12. Subsequent Events

Spotify Share Sale

Subsequent to March 31, 2018, the Company sold shares of common stock received as consideration under contracts entered into in the ordinary course of business with Spotify Technology S.A. for aggregate consideration of approximately $400 million in cash proceeds, a portion of such proceeds which the Company expects to share with artists.  The sale of shares will result in a pre-tax gain, net, of approximately $300 million.  Any unrealized gains or losses on the remaining shares held by the Company will be recorded to other income (expense).

Special Cash Dividend

On May 7, 2018, our Board of Directors declared a special cash dividend of $300 million to be paid on May 11, 2018 to stockholders of record as of May 7, 2018.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. has issued and outstanding the 5.625% Senior Secured Notes due 2022, the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 6.75% Senior Notes due 2022 and the 5.50% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).

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

Consolidating Balance Sheet (Unaudited)

March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$329	$283	$—	$612	$—	$—	$—	$612
Redemption deposit	119	—	—	—	119	—	—	—	119
Accounts receivable, net	—	230	197	—	427	—	—	—	427
Inventories	—	14	25	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	98	50	—	148	—	—	—	148
Prepaid and other current assets	—	12	50	—	62	—	—	—	62
Total current assets	119	683	605	—	1,407	—	—	—	1,407
Due (to) from parent companies	518	(49)	(469)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,520	1,630	—	(4,150)	—	398	398	(796)	—
Royalty advances expected to be recouped after one year	—	120	61	—	181	—	—	—	181
Property, plant and equipment, net	—	138	76	—	214	—	—	—	214
Goodwill	—	1,368	328	—	1,696	—	—	—	1,696
Intangible assets subject to amortization, net	—	992	1,045	—	2,037	—	—	—	2,037
Intangible assets not subject to amortization	—	71	47	—	118	—	—	—	118
Deferred tax assets, net	—	44	8	—	52	—	—	—	52
Other assets	8	50	19	—	77	—	—	—	77
Total assets	$3,165	$5,047	$1,720	$(4,150)	$5,782	$398	$398	$(796)	$5,782
Liabilities and Deficit:
Current liabilities:
Accounts payable	$1	$126	$76	$—	$203	$—	$—	$—	$203
Accrued royalties	—	785	573	—	1,358	—	—	—	1,358
Accrued liabilities	—	155	185	—	340	—	—	—	340
Accrued interest	27	—	—	—	27	—	—	—	27
Deferred revenue	—	146	51	—	197	—	—	—	197
Current portion of long-term debt	111	—	—	—	111	—	—	—	111
Other current liabilities	—	5	32	—	37	—	—	—	37
Total current liabilities	139	1,217	917	—	2,273	—	—	—	2,273
Long-term debt	2,836	—	—	—	2,836	—	—	—	2,836
Deferred tax liabilities, net	—	—	194	—	194	—	—	—	194
Other noncurrent liabilities	1	156	117	—	274	—	—	—	274
Total liabilities	2,976	1,373	1,228	—	5,577	—	—	—	5,577
Total Warner Music Group Corp. equity	189	3,669	481	(4,150)	189	398	398	(796)	189
Noncontrolling interest	—	5	11	—	16	—	—	—	16
Total equity	189	3,674	492	(4,150)	205	398	398	(796)	205
Total liabilities and equity	$3,165	$5,047	$1,720	$(4,150)	$5,782	$398	$398	$(796)	$5,782

Consolidating Balance Sheet

September 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$347	$300	$—	$647	$—	$—	$—	$647
Accounts receivable, net	—	214	190	—	404	—	—	—	404
Inventories	—	12	27	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	89	52	—	141	—	—	—	141
Prepaid and other current assets	—	15	29	—	44	—	—	—	44
Total current assets	—	677	598	—	1,275	—	—	—	1,275
Due from (to) parent companies	418	96	(514)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,721	1,312	—	(4,033)	—	377	377	(754)	—
Royalty advances expected to be recouped after one year	—	109	63	—	172	—	—	—	172
Property, plant and equipment, net	—	139	74	—	213	—	—	—	213
Goodwill	—	1,368	317	—	1,685	—	—	—	1,685
Intangible assets subject to amortization, net	—	1,029	1,061	—	2,090	—	—	—	2,090
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	89	8	—	97	—	—	—	97
Other assets	7	45	17	—	69	—	—	—	69
Total assets	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$135	$73	$—	$208	$—	$—	$—	$208
Accrued royalties	—	732	531	—	1,263	—	—	—	1,263
Accrued liabilities	—	144	221	—	365	—	—	—	365
Accrued interest	41	—	—	—	41	—	—	—	41
Deferred revenue	—	125	72	—	197	—	—	—	197
Other current liabilities	—	3	23	—	26	—	—	—	26
Total current liabilities	41	1,139	920	—	2,100	—	—	—	2,100
Long-term debt	2,811	—	—	—	2,811	—	—	—	2,811
Deferred tax liabilities, net	—	—	190	—	190	—	—	—	190
Other noncurrent liabilities	1	196	112	—	309	—	—	—	309
Total liabilities	2,853	1,335	1,222	—	5,410	—	—	—	5,410
Total Warner Music Group Corp. equity	293	3,596	437	(4,033)	293	377	377	(754)	293
Noncontrolling interest	—	4	11	—	15	—	—	—	15
Total equity	293	3,600	448	(4,033)	308	377	377	(754)	308
Total liabilities and equity	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$535	$549	$(121)	$963	$—	$—	$—	$963
Costs and expenses:
Cost of revenue	—	(242)	(327)	81	(488)	—	—	—	(488)
Selling, general and administrative expenses	—	(244)	(135)	42	(337)	—	—	—	(337)
Amortization of intangible assets	—	(23)	(32)	—	(55)	—	—	—	(55)
Total costs and expenses	—	(509)	(494)	123	(880)	—	—	—	(880)
Operating income	—	26	55	2	83	—	—	—	83
Loss on extinguishment of debt	(23)	—	—	—	(23)	—	—	—	(23)
Interest expense, net	(31)	—	(5)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	66	33	—	(99)	—	(3)	(3)	6	—
Other expense, net	4	(1)	(9)	—	(6)	—	—	—	(6)
Income (loss) before income taxes	16	58	41	(97)	18	(3)	(3)	6	18
Income tax (expense) benefit	(19)	(18)	(18)	36	(19)	—	—	—	(19)
Net (loss) income	(3)	40	23	(61)	(1)	(3)	(3)	6	(1)
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(3)	$39	$22	$(61)	$(3)	$(3)	$(3)	$6	$(3)

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$470	$439	$(84)	$825	$—	$—	$—	$825
Costs and expenses:
Cost of revenue	—	(204)	(268)	57	(415)	—	—	—	(415)
Selling, general and administrative expenses	—	(199)	(110)	27	(282)	—	—	—	(282)
Amortization of intangible assets	—	(26)	(24)	—	(50)	—	—	—	(50)
Total costs and expenses	—	(429)	(402)	84	(747)	—	—	—	(747)
Operating income	—	41	37	—	78	—	—	—	78
Interest (expense) income, net	(21)	1	(16)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	49	11	—	(60)	—	19	19	(38)	—
Other expense, net	(6)	—	(13)	—	(19)	—	—	—	(19)
Income before income taxes	22	53	8	(60)	23	19	19	(38)	23
Income tax (expense) benefit	(3)	(4)	(7)	11	(3)	—	—	—	(3)
Net income	19	49	1	(49)	20	19	19	(38)	20
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income attributable to Warner Music Group Corp.	$19	$49	$—	$(49)	$19	$19	$19	$(38)	$19

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,082	$1,170	$(244)	$2,008	$—	$—	$—	$2,008
Costs and expenses:
Cost of revenue	—	(499)	(720)	162	(1,057)	—	—	—	(1,057)
Selling, general and administrative expenses	—	(479)	(273)	82	(670)	—	—	—	(670)
Amortization of intangible assets	—	(47)	(61)	—	(108)	—	—	—	(108)
Total costs and expenses	—	(1,025)	(1,054)	244	(1,835)	—	—	—	(1,835)
Operating income	—	57	116	—	173	—	—	—	173
Loss on extinguishment of debt	(24)	—	—	—	(24)	—	—	—	(24)
Interest (expense) income, net	(60)	1	(13)	—	(72)	—	—	—	(72)
Equity gains (losses) from equity method investments	156	76	—	(232)	—	1	1	(2)	—
Other expense, net	—	9	(11)	—	(2)	—	—	—	(2)
Income before income taxes	72	143	92	(232)	75	1	1	(2)	75
Income tax (expense) benefit	(71)	(69)	(28)	97	(71)	—	—	—	(71)
Net income (loss)	1	74	64	(135)	4	1	1	(2)	4
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income attributable to Warner Music Group Corp.	$1	$73	$62	$(135)	$1	$1	$1	$(2)	$1

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$960	$960	$(178)	$1,742	$—	$—	$—	$1,742
Costs and expenses:
Cost of revenue	—	(424)	(609)	122	(911)	—	—	—	(911)
Selling, general and administrative expenses	(1)	(375)	(238)	56	(558)	—	—	—	(558)
Amortization of intangible assets	—	(51)	(50)	—	(101)	—	—	—	(101)
Total costs and expenses	(1)	(850)	(897)	178	(1,570)	—	—	—	(1,570)
Operating (loss) income	(1)	110	63	—	172	—	—	—	172
Loss on extinguishment of debt	(32)	—	—	—	(32)	—	—	—	(32)
Interest (expense) income, net	(44)	2	(34)	—	(76)	—	—	—	(76)
Equity gains (losses) from equity method investments	132	51	—	(183)	—	41	41	(82)	—
Other income (expense), net	6	3	(9)	—	—	—	—	—	—
Income before income taxes	61	166	20	(183)	64	41	41	(82)	64
Income tax (expense) benefit	(20)	(22)	(16)	38	(20)	—	—	—	(20)
Net income	41	144	4	(145)	44	41	41	(82)	44
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Net income attributable to Warner Music Group Corp.	$41	$144	$1	$(145)	$41	$41	$41	$(82)	$41

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(3)	$40	$23	$(61)	$(1)	$(3)	$(3)	$6	$(1)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	—	(9)	9	9	9	9	(18)	9
Deferred gains on derivative financial instruments	1	—	1	(1)	1	1	1	(2)	1
Other comprehensive income (loss), net of tax:	10	—	(8)	8	10	10	10	(20)	10
Total comprehensive income	7	40	15	(53)	9	7	7	(14)	9
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Comprehensive income attributable to Warner Music Group Corp.	$7	$39	$14	$(53)	$7	$7	$7	$(14)	$7

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$19	$49	$1	$(49)	$20	$19	$19	$(38)	$20
Other comprehensive income, net of tax:
Foreign currency adjustment	24	—	(50)	50	24	24	24	(48)	24
Deferred gains on derivative financial instruments	1	1	—	(1)	1	1	1	(2)	1
Other comprehensive income, net of tax:	25	1	(50)	49	25	25	25	(50)	25
Total comprehensive income	44	50	(49)	—	45	44	44	(88)	45
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$44	$50	$(50)	$—	$44	$44	$44	$(88)	$44

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$1	$74	$64	$(135)	$4	$1	$1	$(2)	$4
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	18	—	(18)	18	18	18	18	(36)	18
Deferred losses on derivative financial instruments	2	—	—	—	2	2	2	(4)	2
Other comprehensive income (loss), net of tax:	20	—	(18)	18	20	20	20	(40)	20
Total comprehensive income (loss)	21	74	46	(117)	24	21	21	(42)	24
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive income attributable to Warner Music Group Corp.	$21	$73	$44	$(117)	$21	$21	$21	$(42)	$21

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$41	$144	$4	$(145)	$44	$41	$41	$(82)	$44
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(13)	—	(13)	13	(13)	(13)	(13)	26	(13)
Deferred losses on derivative financial instruments	(1)	(1)	—	1	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(14)	(1)	(13)	14	(14)	(14)	(14)	28	(14)
Total comprehensive income (loss)	27	143	(9)	(131)	30	27	27	(54)	30
Less: income attributable to noncontrolling interest	—	—	(3)	—	(3)	—	—	—	(3)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$27	$143	$(12)	$(131)	$27	$27	$27	$(54)	$27

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income (loss)	$1	$74	$64	$(135)	$4	$1	$1	$(2)	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	67	67	—	134	—	—	—	134
Unrealized losses and remeasurement of foreign denominated loans	17	3	(9)	—	11	—	—	—	11
Deferred income taxes	—	—	38	—	38	—	—	—	38
Loss on extinguishment of debt	24	—	—	—	24	—	—	—	24
Net (gain) loss on divestitures and investments	—	(7)	—	—	(7)	—	—	—	(7)
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Equity-based compensation expense	—	27	—	—	27	—	—	—	27
Equity (gains) losses, including distributions	(156)	(76)	—	232	—	(1)	(1)	2	—
Changes in operating assets and liabilities:
Accounts receivable	—	(16)	1	—	(15)	—	—	—	(15)
Inventories	—	(1)	2	—	1	—	—	—	1
Royalty advances	—	(20)	8	—	(12)	—	—	—	(12)
Accounts payable and accrued liabilities	—	101	(104)	(97)	(100)	—	—	—	(100)
Royalty payables	—	48	20	—	68	—	—	—	68
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Deferred revenue	—	9	(25)	—	(16)	—	—	—	(16)
Other balance sheet changes	(4)	43	(49)	—	(10)	—	—	—	(10)
Net cash provided (used in) by operating activities	(129)	252	13	—	136	—	—	—	136
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(4)	(1)	—	(5)	—	—	—	(5)
Capital expenditures	—	(23)	(6)	—	(29)	—	—	—	(29)
Investments and acquisitions of businesses, net	—	(6)	—	—	(6)	—	—	—	(6)
Proceeds from the sale of investments	—	12	—	—	12	—	—	—	12
Advances from issuer	151	—	—	(151)	—	—	—	—	—
Net cash (used in) provided by investing activities	151	(21)	(7)	(151)	(28)	—	—	—	(28)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—	—	—	325	—	—	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	320	—	—	—	320	—	—	—	320
Repayment of and redemption deposit for Acquisition Corp. 6.75% Senior Notes	(635)	—	—	—	(635)	—	—	—	(635)
Call premiums paid on and redemption deposit for early redemption of debt	(23)	—	—	—	(23)	—	—	—	(23)
Deferred financing costs paid	(9)	—	—	—	(9)	—	—	—	(9)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Dividends paid	—	(98)	(27)	—	(125)	—	—	—	(125)
Change in due to (from) issuer	—	(151)	—	151	—	—	—	—	—
Net cash (used in) provided by financing activities	(22)	(249)	(29)	151	(149)	—	—	—	(149)
Effect of exchange rate changes on cash and equivalents	—	—	6	—	6	—	—	—	6
Net decrease in cash and equivalents	—	(18)	(17)	—	(35)	—	—	—	(35)
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$329	$283	$—	$612	$—	$—	$—	$612

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$41	$144	$4	$(145)	$44	$41	$41	$(82)	$44
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	70	56	—	126	—	—	—	126
Unrealized (gains)/losses and remeasurement of foreign denominated loans	(11)	(3)	13	—	(1)	—	—	—	(1)
Deferred income taxes	2	2	(12)	(4)	(12)	—	—	—	(12)
Loss on extinguishment of debt	32	—	—	—	32	—	—	—	32
Net loss on divestiture and investments	—	5	1	—	6	—	—	—	6
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Equity-based compensation expense	—	17	—	—	17	—	—	—	17
Equity (gains) losses, including distributions	(132)	(51)	—	183	—	(41)	(41)	82	—
Changes in operating assets and liabilities:
Accounts receivable	—	(2)	(39)	—	(41)	—	—	—	(41)
Inventories	—	2	1	—	3	—	—	—	3
Royalty advances	—	(4)	5	—	1	—	—	—	1
Accounts payable and accrued liabilities	—	(5)	(4)	(34)	(43)	—	—	—	(43)
Royalty payables	—	54	21	—	75	—	—	—	75
Accrued interest	7	—	—	—	7	—	—	—	7
Deferred revenue	—	(34)	30	—	(4)	—	—	—	(4)
Other balance sheet changes	7	10	(6)	—	11	—	—	—	11
Net cash (used in) provided by operating activities	(49)	205	70	—	226	—	—	—	226
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(3)	(3)	—	(6)	—	—	—	(6)
Capital expenditures	—	(13)	(5)	—	(18)	—	—	—	(18)
Investments and acquisitions of businesses, net	—	(5)	(1)	—	(6)	—	—	—	(6)
Divestitures, net	—	7	11	—	18	—	—	—	18
Advances to issuer	87	—	—	(87)	—	—	—	—	—
Net cash provided (used in) by investing activities	87	(14)	2	(87)	(12)	—	—	—	(12)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Distribution to noncontrolling interest holder	—	—	(1)	—	(1)	—	—	—	(1)
Dividends paid	—	(54)	—	—	(54)	—	—	—	(54)
Change in due to (from) issuer	—	(87)	—	87	—	—	—	—	—
Net cash (used in) provided by financing activities	(38)	(141)	(1)	87	(93)	—	—	—	(93)
Effect of exchange rate changes on cash and equivalents	—	—	(4)	—	(4)	—	—	—	(4)
Net increase in cash and equivalents	—	50	67	—	117	—	—	—	117
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$230	$246	$—	$476	$—	$—	$—	$476

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018 (the “Quarterly Report”).

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2018 and March 31, 2017. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2018 and March 31, 2017 as well as a discussion of our financial condition and liquidity as of March 31, 2018. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue during the six months ended March 31, 2018. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Revenue by Type
Digital	$491	$400	$91	23%
Physical	147	142	5	4%
Total Digital and Physical	638	542	96	18%
Artist services and expanded-rights	74	81	(7)	-9%
Licensing	79	63	16	25%
Total Recorded Music	791	686	105	15%
Performance	59	50	9	18%
Digital	57	43	14	33%
Mechanical	20	17	3	18%
Synchronization	35	32	3	9%
Other	3	3	—	—%
Total Music Publishing	174	145	29	20%
Intersegment eliminations	(2)	(6)	4	-67%
Total Revenue	$963	$825	$138	17%
Revenue by Geographical Location
U.S. Recorded Music	$335	$305	$30	10%
U.S. Music Publishing	88	76	12	16%
Total U.S.	423	381	42	11%
International Recorded Music	456	381	75	20%
International Music Publishing	86	69	17	25%
Total International	542	450	92	20%
Intersegment eliminations	(2)	(6)	4	-67%
Total Revenue	$963	$825	$138	17%

Total Revenue

Total revenue increased by $138 million, or 17%, to $963 million for the three months ended March 31, 2018 from $825 million for the three months ended March 31, 2017. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 82% and 18% of total revenue for the three months ended March 31, 2018, respectively, and 83% and 17% of total revenue for the three months ended March 31, 2017, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for the three months ended March 31, 2018 and 46% and 54% of total revenue for the three months ended March 31, 2017, respectively.

Total digital revenue after intersegment eliminations increased by $108 million, or 25%, to $547 million for the three months ended March 31, 2018 from $439 million for the three months ended March 31, 2017. Total digital revenue represented 57% and 53% of consolidated revenue for the three months ended March 31, 2018 and March 31, 2017, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2018 was comprised of U.S. revenue of $278 million and international revenue of $270 million, or 51% and 49% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2017 was comprised of U.S. revenue of $239 million and international revenue of $204 million, or 54% and 46% of total digital revenue, respectively.

Recorded Music revenue increased by $105 million, or 15%, to $791 million for the three months ended March 31, 2018 from $686 million for the three months ended March 31, 2017. U.S. Recorded Music revenues were $335 million and $305 million, or 42% and 44%, of consolidated Recorded Music revenues for the three months ended March 31, 2018 and March 31, 2017, respectively. International Recorded Music revenues were $456 million and $381 million, or 58% and 56%, of consolidated Recorded Music revenues for the three months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue, licensing revenue, and physical revenue, partially offset by a decrease in artist services and expanded-rights revenue. Digital revenue increased by $91 million as a result of the continued growth in streaming services. Revenue from streaming services grew by $115 million to $415 million for the three months ended March 31, 2018 from $300 million for the three months ended March 31, 2017 due to continued growth in streaming services and strong release performance, and was partially offset by digital download and other digital declines of $24 million to $76 million for the three months ended March 31, 2018 from $100 million for the three months ended March 31, 2017. Licensing revenue increased by $16 million primarily due to higher broadcast fee income and increased synchronization activity. Physical revenue increased by $5 million primarily due to the favorable impact of foreign currency exchange rates of $12 million, partially offset by the continued shift from physical revenue to digital revenue. Artist services and expanded-rights revenue decreased by $7 million primarily due to higher merchandise revenue and concert promotion revenue in the prior year, partially offset by the favorable impact of foreign currency exchange rates of $7 million.

Music Publishing revenues increased by $29 million, or 20%, to $174 million for the three months ended March 31, 2018 from $145 million for the three months ended March 31, 2017. U.S. Music Publishing revenues were $88 million and $76 million, or 51% and 52% of Music Publishing revenues for the three months ended March 31, 2018 and March 31, 2017, respectively. International Music Publishing revenues were $86 million and $69 million, or 49% and 48%, of Music Publishing revenues for the three months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $14 million, performance revenue of $9 million, mechanical revenue of $3 million, and synchronization revenue of $3 million. The increase in digital revenue was due to an increase in streaming revenue of $18 million driven by the continued growth in streaming services, partially offset by a decrease in digital download revenue of $4 million.

Revenue by Geographical Location

U.S. revenue increased by $42 million, or 11%, to $423 million for the three months ended March 31, 2018 from $381 million for the three months ended March 31, 2017. U.S. Recorded Music revenue increased by $30 million, or 10%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $33 million driven by the strong new release of The Greatest Showman: Original Motion Picture Soundtrack, the continued success of Ed Sheeran, and the continued growth in streaming services. Streaming revenue increased by $47 million, partially offset by a $14 million decline in digital download revenue. U.S. Recorded Music licensing revenue increased by $2 million primarily due to increased synchronization activity. U.S. Recorded Music physical revenue increased by $2 million primarily due to strong catalog sales. These increases were partially offset by a decline in U.S. artist services and expanded-rights revenue of $7 million due to higher merchandise revenue in the prior year quarter. U.S. Music Publishing revenue increased by $12 million, or 16%, to $88 million for the three months ended March 31, 2018 from $76 million for the three months ended March 31, 2017. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $6 million due to increases in streaming revenue of $11 million due to continued growth in streaming services, partially offset by declines in digital download revenue of $5 million.

International revenue increased by $92 million, or 20%, to $542 million for the three months ended March 31, 2018 from $450 million for the three months ended March 31, 2017. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $45 million or 9%. International Recorded Music revenue increased $75 million primarily due to increases in digital revenue of $58 million, licensing revenue of $14 million, and physical revenue of $3 million. International Recorded Music digital revenue increased due to a $68 million increase in streaming revenue, partially offset by a $10 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to the continued success of Ed Sheeran, continued growth in streaming services internationally and strong release performance. International Recorded Music licensing revenue increased due to higher broadcast fee income. International Recorded Music physical revenue increased due to the favorable impact of foreign currency exchange rates of $12 million, partially offset by the continued shift from physical revenue to digital revenue. International Music Publishing revenue increased by $17 million, or 25%, to $86 million for the three months ended March 31, 2018 from $69 million for the three months ended March 31, 2017. This was primarily driven by the increase in International Music Publishing digital revenue of $8 million due to an increase in streaming revenue of $7 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$335	$292	$43	15%
Product costs	153	123	30	24%
Total cost of revenues	$488	$415	$73	18%

Total cost of revenues increased by $73 million to $488 million for the three months ended March 31, 2018 from $415 million for the three months ended March 31, 2017. Expressed as a percentage of revenues, cost of revenues increased to 51% for the three months ended March 31, 2018 from 50% for the three months ended March 31, 2017.

Artist and repertoire costs increased by $43 million, to $335 million for the three months ended March 31, 2018 from $292 million for the three months ended March 31, 2017. Artist and repertoire costs as a percentage of revenue remained flat at 35% for the three months ended March 31, 2018 and March 31, 2017.

Product costs increased by $30 million, to $153 million for the three months ended March 31, 2018 from $123 million for the three months ended March 31, 2017. Product costs as a percentage of revenue increased to 16% for the three months ended March 31, 2018 from 15% for the three months ended March 31, 2017. The increase was primarily driven by increased sales from lower margin releases.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$197	$154	$43	28%
Selling and marketing expense	124	113	11	10%
Distribution expense	16	15	1	7%
Total selling, general and administrative expense	$337	$282	$55	20%

(1)	Includes depreciation expense of $14 million and $13 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Total selling, general and administrative expense increased by $55 million, or 20%, to $337 million for the three months ended March 31, 2018 from $282 million for the three months ended March 31, 2017. Expressed as a percentage of revenue, selling, general and administrative expense increased to 35% for the three months ended March 31, 2018 from 34% for the three months ended March 31, 2017.

General and administrative expense increased by $43 million, or 28%, to $197 million for the three months ended March 31, 2018 from $154 million for the three months ended March 31, 2017. The increase in general and administrative expense was primarily due to increases in other employee related compensation expense, including increased severance and restructuring costs of $22 million, and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases of $4 million. Expressed as a percentage of revenue, general and administrative expense increased to 21% for the three months ended March 31, 2018 from 19% for the three months ended March 31, 2017.

Selling and marketing expense increased by $11 million, or 10%, to $124 million for the three months ended March 31, 2018 from $113 million for the three months ended March 31, 2017. The increase in selling and marketing expense was primarily due to increased variable marketing expense. Expressed as a percentage of revenue, selling and marketing expense decreased to 13% for the three months ended March 31, 2018 from 14% for the three months ended March 31, 2017.

Distribution expense increased by $1 million, or 7%, to $16 million for the three months ended March 31, 2018 from $15 million for the three months ended March 31, 2017. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended March 31, 2018 and March 31, 2017.

Reconciliation of Net (Loss) Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income (loss) attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net (loss) income attributable to Warner Music Group Corp.	$(3)	$19	$(22)	-116%
Income attributable to noncontrolling interest	2	1	1	100%
Net (loss) income	(1)	20	(21)	-105%
Income tax expense	19	3	16	—%
Income before income taxes	18	23	(5)	-22%
Other expense, net	6	19	(13)	-68%
Interest expense, net	36	36	—	—%
Loss on extinguishment of debt	23	—	23	—%
Operating income	83	78	5	6%
Amortization expense	55	50	5	10%
Depreciation expense	14	13	1	8%
OIBDA	$152	$141	$11	8%

OIBDA

OIBDA increased by $11 million, or 8%, to $152 million for the three months ended March 31, 2018 as compared to $141 million for the three months ended March 31, 2017 as a result of higher Recorded Music and Music Publishing revenues. Expressed as a percentage of total revenue, OIBDA decreased to 16% for the three months ended March 31, 2018 from 17% for the three months ended March 31, 2017 largely due to increased overhead for severance and restructuring costs, and an increase in facilities costs due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases.

Depreciation expense

Our depreciation expense increased by $1 million, or 8%, to $14 million for the three months ended March 31, 2018 from $13 million for the three months ended March 31, 2017.

Amortization expense

Our amortization expense increased by $5 million, or 10%, to $55 million for the three months ended March 31, 2018 from $50 million for the three months ended March 31, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $5 million to $83 million for the three months ended March 31, 2018 from $78 million for the three months ended March 31, 2017. The increase in operating income was due to the factors that led to the increase in OIBDA.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $23 million for the three months ended March 31, 2018 related to the partial redemption of the 6.75% Senior Notes. There was no such activity or comparable charges in the three months ended March 31, 2017. See Note 5 of our Consolidated Financial Statements for further discussion.

Interest expense, net

Our interest expense, net, remained flat at $36 million for the three months ended March 31, 2018 and March 31, 2017.

Other expense, net

Other expense, net, for the quarter primarily includes foreign currency losses on our Euro denominated debt and derivative liabilities of $13 million, partially offset by foreign currency gains on our intercompany loans of $7 million. This compares to foreign currency losses on our Euro denominated debt and derivative assets of $14 million and a $7 million loss on investments in the prior year quarter.

Income tax expense

Our income tax expense increased by $16 million to $19 million for the three months ended March 31, 2018 from $3 million for the three months ended March 31, 2017. The change of $16 million in income tax expense primarily relates to a U.S. tax benefit of $9 million for a realized foreign currency loss on an intra-entity loan for the three months ended March 31, 2017.

Net (Loss) Income

Net loss increased by $21 million to net loss of $1 million for the three months ended March 31, 2018 from a net income of $20 million for the three months ended March 31, 2017 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $2 million for the three months ended March 31, 2018 and $1 million for the three months ended March 31, 2017.

Business Segment Results

Revenue, operating (loss) income and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Recorded Music
Revenue	$791	$686	$105	15%
Operating income	80	69	11	16%
OIBDA	127	112	15	13%
Music Publishing
Revenue	174	145	29	20%
Operating income	41	41	—	—%
OIBDA	60	58	2	3%
Corporate expenses and eliminations
Revenue elimination	(2)	(6)	4	-67%
Operating loss	(38)	(32)	(6)	19%
OIBDA loss	(35)	(29)	(6)	21%
Total
Revenue	963	825	138	17%
Operating income	83	78	5	6%
OIBDA	152	141	11	8%

Recorded Music

Revenues

Recorded Music revenue increased by $105 million, or 15%, to $791 million for the three months ended March 31, 2018 from $686 million for the three months ended March 31, 2017. U.S. Recorded Music revenues were $335 million and $305 million, or 42% and 44%, of consolidated Recorded Music revenues for the three months ended March 31, 2018 and March 31, 2017, respectively. International Recorded Music revenues were $456 million and $381 million, or 58% and 56% of consolidated Recorded Music revenues for the three months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$242	$227	$15	7%
Product costs	153	123	30	24%
Total cost of revenues	$395	$350	$45	13%

Recorded Music cost of revenues increased by $45 million, or 13%, to $395 million for the three months ended March 31, 2018 from $350 million for the three months ended March 31, 2017.  Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 31% for the three months ended March 31, 2018 from 33% for the three months ended March 31, 2017. The increase in artist and repertoire costs was primarily due to higher royalty expense associated with a shift in revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 19% for the three months ended March 31, 2018 from 18% for the three months ended March 31, 2017. The increase in product costs was primarily driven by increased sales from lower margin releases.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$141	$107	$34	32%
Selling and marketing expense	121	111	10	9%
Distribution expense	16	15	1	7%
Total selling, general and administrative expense	$278	$233	$45	19%

(1)	Includes depreciation expense of $9 million for both the three months ended March 31, 2018 and March 31, 2017.

Recorded Music selling, general and administrative expense increased by $45 million, or 19%, to $278 million for the three months ended March 31, 2018 from $233 million for the three months ended March 31, 2017. The increase in general and administrative expense was primarily due to increases in other employee related compensation expense including severance and restructuring costs of $22 million, and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases of $4 million. The increase in selling and marketing expense was primarily due to increased variable marketing expense. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 35% for the three months ended March 31, 2018 from 34% for the three months ended March 31, 2017.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating Income	$80	$69	$11	16%
Depreciation and amortization	47	43	4	9%
OIBDA	$127	$112	$15	13%

Recorded Music OIBDA increased by $15 million, or 13%, to $127 million for the three months ended March 31, 2018 from $112 million for the three months ended March 31, 2017 as a result of higher Recorded Music revenues partially offset by higher cost of revenue and higher selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA remained flat at 16% for the three months ended March 31, 2018 and March 31, 2017.

Recorded Music operating income increased by $11 million to $80 million for the three months ended March 31, 2018 from $69 million for the three months ended March 31, 2017 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $29 million, or 20%, to $174 million for the three months ended March 31, 2018 from $145 million for the three months ended March 31, 2017. U.S. Music Publishing revenues were $88 million and $76 million, or 51% and 52%, of Music Publishing revenues for the three months ended March 31, 2018 and March 31, 2017, respectively. International Music Publishing revenues were $86 million and $69 million, or 49% and 48%, of Music Publishing revenues for the three months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$95	$71	$24	34%
Total cost of revenues	$95	$71	$24	34%

Music Publishing cost of revenues increased by $24 million, or 34%, to $95 million for the three months ended March 31, 2018 from $71 million for the three months ended March 31, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 55% for the three months ended March 31, 2018 from 49% for the three months ended March 31, 2017, primarily due to a shift in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$20	$16	$4	25%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$21	$17	$4	24%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

Music Publishing selling, general and administrative expense increased by $4 million, or 24%, to $21 million for the three months ended March 31, 2018 from $17 million for the three months ended March 31, 2017. General and administrative expense for the three months ended March 31, 2018 increased mainly due to an increase in compensation expense. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 12% for the three months ended March 31, 2018 and the three months ended March 31, 2017.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating income	$41	$41	$—	—%
Depreciation and amortization	19	17	2	12%
OIBDA	$60	$58	$2	3%

Music Publishing OIBDA increased by $2 million, or 3%, to $60 million for the three months ended March 31, 2018 from $58 million for the three months ended March 31, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 35% for the three months ended March 31, 2018 from 40% for the three months ended March 31, 2017 due to increased artist and repertoire costs.

Music Publishing operating income remained flat at $41 million for both the three months ended March 31, 2018 and the three months ended March 31, 2017.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $6 million to $38 million for the three months ended March 31, 2018 from $32 million for the three months ended March 31, 2017 due to increased costs associated with transformation initiatives.

Our OIBDA loss from corporate expenses and eliminations increased by $6 million to $35 million for the three months ended March 31, 2018 from $29 million for the three months ended March 31, 2017 due to the factors that led to the increase in operating loss noted above.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2018 Compared with Six Months Ended March 31, 2017

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Revenue by Type
Digital	$972	$802	$170	21%
Physical	370	369	1	0%
Total Digital and Physical	1,342	1,171	171	15%
Artist services and expanded-rights	179	171	8	5%
Licensing	174	141	33	23%
Total Recorded Music	1,695	1,483	212	14%
Performance	102	87	15	17%
Digital	110	86	24	28%
Mechanical	38	33	5	15%
Synchronization	62	58	4	7%
Other	5	5	—	—%
Total Music Publishing	317	269	48	18%
Intersegment eliminations	(4)	(10)	6	60%
Total Revenue	$2,008	$1,742	$266	15%
Revenue by Geographical Location
U.S. Recorded Music	$705	$650	$55	9%
U.S. Music Publishing	151	127	24	19%
Total U.S.	856	777	79	10%
International Recorded Music	990	833	157	19%
International Music Publishing	166	142	24	17%
Total International	1,156	975	181	19%
Intersegment eliminations	(4)	(10)	6	60%
Total Revenue	$2,008	$1,742	$266	15%

Total Revenue

Total revenue increased by $266 million, or 15%, to $2,008 million for the six months ended March 31, 2018 from $1,742 million for the six months ended March 31, 2017. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue for the six months ended March 31, 2018, respectively, and 85% and 15% of total revenue for the six months ended March 31, 2017, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for the six months ended March 31, 2018 and 44% and 56% of total revenue for the six months ended March 31, 2017, respectively.

Total digital revenue after intersegment eliminations increased by $197 million, or 22%, to $1,080 million for the six months ended March 31, 2018 from $883 million for the six months ended March 31, 2017. Total digital revenue represented 54% and 51% of consolidated revenue for the six months ended March 31, 2018 and March 31, 2017, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2018 was comprised of U.S. revenue of $557 million and international revenue of $525 million, or 51% and 49% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2017 was comprised of U.S. revenue of $490 million and international revenue of $398 million, or 55% and 45% of total digital revenue, respectively.

Recorded Music revenue increased by $212 million, or 14%, to $1,695 million for the six months ended March 31, 2018 from $1,483 million for the six months ended March 31, 2017. U.S. Recorded Music revenues were $705 million and $650 million, or 42% and 44%, of consolidated Recorded Music revenues for the six months ended March 31, 2018 and March 31, 2017, respectively. International Recorded Music revenues were $990 million and $833 million, or 58% and 56%, of consolidated Recorded Music revenues for the six months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue, licensing revenue, artist services and expanded-rights revenue, and physical revenue. Digital revenue increased by $170 million as a result of continued success from Ed Sheeran and the continued growth in streaming services. Revenue from streaming services grew by $208 million to $819 million for the six months ended March 31, 2018 from $611 million for the six months ended March 31, 2017 due to the continued growth in streaming services and strong release performance, and was partially offset by digital download and other digital declines of $38 million to $153 million for the six months ended March 31, 2018 from $191 million for the six months ended March 31, 2017. Licensing revenue increased by $33 million primarily due to higher broadcast fee income and increased synchronization activity. Artist services and expanded-rights revenue increased by $8 million primarily due to the favorable impact of foreign currency exchange rates of $12 million, partially offset by a decrease in touring revenue in Italy due to strong concert promotion revenue in the prior year. Physical revenue increased by $1 million primarily due to the favorable impact of foreign currency exchange rates of $21 million, partially offset by the continued shift from physical revenue to digital revenue.

Music Publishing revenues increased by $48 million, or 18%, to $317 million for the six months ended March 31, 2018 from $269 million for the six months ended March 31, 2017. Excluding the favorable impact of foreign currency exchange rates, Music Publishing revenue increased by $36 million, or 13%. U.S. Music Publishing revenues were $151 million and $127 million, or 48% and 47% of Music Publishing revenues for the six months ended March 31, 2018 and March 31, 2017, respectively. International Music Publishing revenues were $166 million and $142 million, or 52% and 53%, of Music Publishing revenues for the six months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $24 million, performance revenue of $15 million, mechanical revenue of $5 million, and synchronization revenue of $4 million. The increase in digital revenue was due to an increase in streaming revenue of $28 million due to the continued growth in streaming, partially offset by download and other digital declines of $4 million. The increase in performance revenue was attributable to increased market share and timing of distributions.

Revenue by Geographical Location

U.S. revenue increased by $79 million, or 10%, to $856 million for the six months ended March 31, 2018 from $777 million for the six months ended March 31, 2017. U.S. Recorded Music revenue increased by $55 million, or 9%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $55 million due to the continued success of Ed Sheeran and the continued growth in streaming services. U.S. recorded music licensing revenue increased by $6 million due to higher broadcast fee income. These increases were partially offset by a decline in U.S. physical revenue of $5 million due to the shift from physical revenue to digital revenue. U.S. Music Publishing revenue increased by $24 million, or 19%, to $151 million for the six months ended March 31, 2018 from $127 million for the six months ended March 31, 2017. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $12 million due to increases in streaming revenue of $18 million due to the continued growth in streaming services, partially offset by download declines of $6 million.

International revenue increased by $181 million, or 19%, to $1,156 million for the six months ended March 31, 2018 from $975 million for the six months ended March 31, 2017. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $102 million or 10%. International Recorded Music revenue increased $157 million primarily due increases in digital revenue of $115 million, licensing revenue of $27 million, artist services and expanded-rights revenue of $9 million and physical revenue of $6 million. International Recorded Music digital revenue increased due to a $128 million increase in streaming revenue, partially offset by a $13 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to the continued success of Ed Sheeran and the continued growth in streaming services internationally.  International licensing revenue increased due to higher broadcast fee income and the favorable impact of foreign currency exchange rates of $8 million. International artist services and expanded-rights revenue increased due to the favorable impact of foreign currency exchange rates of $12 million, partially offset by successful tours in Italy in the prior year quarter with no comparative tours in the current year. International physical revenue increased due to the favorable impact of foreign currency exchange rates of $21 million, partially offset by the continued shift from physical revenue to digital revenue. International Music Publishing revenue increased $24 million primarily due to increases in digital revenue of $12 million, performance revenue of $10 million, synchronization revenue of $1 million and other revenue of $1 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$709	$615	$94	15%
Product costs	348	296	52	18%
Total cost of revenues	$1,057	$911	$146	16%

Total cost of revenues increased by $146 million to $1,057 million for the six months ended March 31, 2018 from $911 million for the six months ended March 31, 2017. Expressed as a percentage of revenues, cost of revenues increased to 53% for the six months ended March 31, 2018 from 52% for the six months ended March 31, 2017.

Artist and repertoire costs increased by $94 million, to $709 million for the six months ended March 31, 2018 from $615 million for the six months ended March 31, 2017. Artist and repertoire costs as a percentage of revenue remained flat at 35% for the six months ended March 31, 2018 and March 31, 2017.

Product costs increased by $52 million, to $348 million for the six months ended March 31, 2018 from $296 million for the six months ended March 31, 2017. Product costs as a percentage of revenue remained flat at 17% for the six months ended March 31, 2018 and March 31, 2017.

Selling, general and administrative expenses

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$382	$302	$80	27%
Selling and marketing expense	252	224	28	13%
Distribution expense	36	32	4	13%
Total selling, general and administrative expense	$670	$558	$112	20%

(1)	Includes depreciation expense of $26 million and $25 million for the six months ended March 31, 2018 and March 31, 2017, respectively.

Total selling, general and administrative expense increased by $112 million to $670 million for the six months ended March 31, 2018 from $558 million for the six months ended March 31, 2017. Expressed as a percentage of revenue, selling, general and administrative expense increased to 33% for the six months ended March 31, 2018 from 32% for the six months ended March 31, 2017.

General and administrative expense increased by $80 million, or 27%, to $382 million for the six months ended March 31, 2018 from $302 million for the six months ended March 31, 2017. The increase in general and administrative expense was mainly due to an increase in expense associated with our Senior Management Free Cash Flow Plan of $9 million, which is associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation expense including severance and restructuring costs of $27 million, and an increase in facilities cost due to overlap in terms on the lease of our new Los Angeles office with our existing office leases of $8 million. Expressed as a percentage of revenue, general and administrative expense increased to 19% for the six months ended March 31, 2018 from 17% for the six months ended March 31, 2017.

Selling and marketing expense increased by $28 million, or 13%, to $252 million for the six months ended March 31, 2018 from $224 million for the six months ended March 31, 2017. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue. Expressed as a percentage of revenue, selling and marketing expense remained flat at 13% for both the six months ended March 31, 2018 and March 31, 2017.

Distribution expense increased by $4 million, or 13%, to $36 million for the six months ended March 31, 2018 from $32 million for the six months ended March 31, 2017. Expressed as a percentage of revenue, distribution expense remained flat at 2% for both the six months ended March 31, 2018 and March 31, 2017.

Reconciliation of Net (Loss) Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$1	$41	$(40)	-98%
Income attributable to noncontrolling interest	3	3	—	—%
Net income	4	44	(40)	-91%
Income tax expense	71	20	51	—%
Income before income taxes	75	64	11	17%
Other expense, net	2	—	2	—%
Interest expense, net	72	76	(4)	-5%
Loss on extinguishment of debt	24	32	(8)	-25%
Operating income	173	172	1	1%
Amortization expense	108	101	7	7%
Depreciation expense	26	25	1	4%
OIBDA	$307	$298	$9	3%

OIBDA

OIBDA increased by $9 million, or 3%, to $307 million for the six months ended March 31, 2018 as compared to $298 million for the six months ended March 31, 2017 as a result of higher Recorded Music and Music Publishing revenues. Expressed as a percentage of total revenue, OIBDA decreased to 15% for the six months ended March 31, 2018 from 17% for the six months ended March 31, 2017.

Depreciation expense

Our depreciation expense increased by $1 million, or 4%, to $26 million for the six months ended March 31, 2018 from $25 million for the six months ended March 31, 2017.

Amortization expense

Our amortization expense increased by $7 million, or 7%, to $108 million for the six months ended March 31, 2018 from $101 million for the six months ended March 31, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $1 million to $173 million for the six months ended March 31, 2018 from $172 million for the six months ended March 31, 2017. The increase in operating income was due to the factors that led to the increase in OIBDA, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $24 million for the six months ended March 31, 2018 related to the partial redemption of the 6.75% Senior Notes and the December 2017 Senior Term Loan Credit Agreement Amendment. We recorded a loss on extinguishment of debt in the amount of $32 million for the six months ended March 31, 2017, which represents the premium paid on early redemption and unamortized deferred financing costs related to the refinancing transactions that occurred during the six months ended March 31, 2017. See Note 5 of our Consolidated Financial Statements for further discussion.

Interest expense, net

Our interest expense, net, decreased by $4 million, or 5%, to $72 million for the six months ended March 31, 2018 from $76 million for the six months ended March 31, 2017 due to lower interest rates as a result of refinancing transactions.

Other expense, net

Other expense, net for the year includes a loss on our Euro denominated debt and derivative liabilities of $19 million, partially offset by currency exchange gains on our intercompany loans of $9 million and an $8 million gain on the sale of investments. This compares to a gain on our Euro denominated debt and derivative assets of $18 million, offset by currency exchange losses of $13 million on our intercompany loans and a $7 million loss on investments in the prior year quarter.

Income tax expense

Our income tax expense increased by $51 million to $71 million for the six months ended March 31, 2018 compared to $20 million of income tax expense for the six months ended March 31, 2017.  The change of $51 million in income tax expense primarily relates to U.S. tax expense of $26 million for the reduction of our net U.S. deferred tax assets as a result of the change in the U.S. corporate statutory tax rate pursuant to the Tax Act and U.S. tax expense of $8 million included in the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 in which the U.S. tax expense was offset by a valuation allowance release, and U.S. tax benefit of $9 million for a realized foreign currency loss on an intra-entity loan for the six months ended March 31, 2017.

Our assessment of the final impacts of the Tax Act is dependent on, among other things, future changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes with respect to the Tax Act.

Net Income

Net income decreased by $40 million to $4 million for the six months ended March 31, 2018 from $44 million for the six months ended March 31, 2017 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $3 million for both the six months ended March 31, 2018 and the six months ended March 31, 2017.

Business Segment Results

Revenue, operating income and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Recorded Music
Revenue	$1,695	$1,483	$212	14%
Operating income	209	192	17	9%
OIBDA	300	277	23	8%
Music Publishing
Revenue	317	269	48	18%
Operating income	40	39	1	3%
OIBDA	77	74	3	4%
Corporate expenses and eliminations
Revenue elimination	(4)	(10)	6	-60%
Operating loss	(76)	(59)	(17)	29%
OIBDA loss	(70)	(53)	(17)	32%
Total
Revenue	2,008	1,742	266	15%
Operating income	173	172	1	1%
OIBDA	307	298	9	3%

Recorded Music

Revenues

Recorded Music revenue increased by $212 million, or 14%, to $1,695 million for the six months ended March 31, 2018 from $1,483 million for the six months ended March 31, 2017. U.S. Recorded Music revenues were $705 million and $650 million, or 42% and 44%, of consolidated Recorded Music revenues for the six months ended March 31, 2018 and March 31, 2017, respectively. International Recorded Music revenues were $990 million and $833 million, or 58% and 56% of consolidated Recorded Music revenues for the six months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$509	$461	$48	10%
Product costs	348	296	52	18%
Total cost of revenues	$857	$757	$100	13%

Recorded Music cost of revenues increased by $100 million, or 13%, to $857 million for the six months ended March 31, 2018 from $757 million for the six months ended March 31, 2017.  Artist and repertoire costs as a percentage of revenue decreased to 30% for the six months ended March 31, 2018 from 31% for the six months ended March 31, 2017 due to higher artist related costs. Product costs as a percentage of revenue increased to 21% for the six months ended March 31, 2018 from 20% for the six months ended March 31, 2017 due to increased sales from lower margin releases. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues remained flat at 51% for the six months ended March 31, 2018 and March 31, 2017.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$272	$213	$59	28%
Selling and marketing expense	247	220	27	12%
Distribution expense	36	32	4	13%
Total selling, general and administrative expense	$555	$465	$90	19%

(1)	Includes depreciation expense of $17 million and $16 million for the six months ended March 31, 2018 and March 31, 2017, respectively.

Recorded Music selling, general and administrative expense increased by $90 million, or 19%, to $555 million for the six months ended March 31, 2018 from $465 million for the six months ended March 31, 2017. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in expense of $6 million associated with our Senior Management Free Cash Flow Plan, which is associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation including severance and restructuring costs of $27 million, and increase in facilities cost due to overlap in terms on the lease of our new Los Angeles office with our existing office leases of $8 million. Expressed as a percentage of revenue, selling and marketing expense remained flat at 15% for both the six months ended March 31, 2018 and March 31, 2017. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 33% for the six months ended March 31, 2018 from 31% for the six months ended March 31, 2017.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating Income	$209	$192	$17	9%
Depreciation and amortization	91	85	6	7%
OIBDA	$300	$277	$23	8%

Recorded Music OIBDA increased by $23 million, or 8%, to $300 million for the six months ended March 31, 2018 from $277 million for the six months ended March 31, 2017 as a result of higher Recorded Music revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 18% for the six months ended March 31, 2018 from 19% for the six months ended March 31, 2017.

Recorded Music operating income increased by $17 million to $209 million for the six months ended March 31, 2018 from $192 million for the six months ended March 31, 2017 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $48 million, or 18%, to $317 million for the six months ended March 31, 2018 from $269 million for the six months ended March 31, 2017. U.S. Music Publishing revenues were $151 million and $127 million, or 48% and 47%, of Music Publishing revenues for the six months ended March 31, 2018 and March 31, 2017, respectively. International Music Publishing revenues were $166 million and $142 million, or 52% and 53%, of Music Publishing revenues for the six months ended March 31, 2018 and March 31, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$204	$164	$40	24%
Total cost of revenues	$204	$164	$40	24%

Music Publishing cost of revenues increased by $40 million, or 24%, to $204 million for the six months ended March 31, 2018 from $164 million for the six months ended March 31, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 64% for the six months ended March 31, 2018 from 61% for the six months ended March 31, 2017, primarily due to revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$38	$33	$5	15%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$39	$34	$5	15%

(1)	Includes depreciation expense of $3 million for both the six months ended March 31, 2018 and March 31, 2017.

Music Publishing selling, general and administrative expense increased by $5 million, or 15%, to $39 million for the six months ended March 31, 2018 from $34 million for the six months ended March 31, 2017. General and administrative expense for the six months ended March 31, 2018 increased primarily due to an increase in compensation expense of $3 million. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the six months ended March 31, 2018 from 13% for the six months ended March 31, 2017.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating income	$40	$39	$1	3%
Depreciation and amortization	37	35	2	-6%
OIBDA	$77	$74	$3	4%

Music Publishing OIBDA increased by $3 million to $77 million for the six months ended March 31, 2018 from $74 million for the six months ended March 31, 2017 as a result of higher Music Publishing revenue, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 24% for the six months ended March 31, 2018 from 28% for the six months ended March 31, 2017.

Music Publishing operating income increased by $1 million to $40 million for the six months ended March 31, 2018 from $39 million for the six months ended March 31, 2017 due to the factors that led to the increase in Music Publishing OIBDA noted above.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $17 million to $76 million for the six months ended March 31, 2018 from $59 million for the six months ended March 31, 2017 due mainly to an increase in variable compensation expense of $3 million associated with our Senior Management Free Cash Flow Plan, which is associated with the increase in the fair value of our equity and costs associated with transformation initiatives of $4 million.

Our OIBDA loss from corporate expenses and eliminations increased by $17 million to $70 million for the six months ended March 31, 2018 from $53 million for the six months ended March 31, 2017 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at March 31, 2018

At March 31, 2018, we had $2.947 billion of debt (which is net of $33 million of deferred financing costs), $612 million of cash and equivalents (net debt of $2.335 billion, defined as total long-term debt, including the current portion, less cash and equivalents and deferred financing costs) and $189 million of Warner Music Group Corp. equity. This compares to $2.811 billion of debt (which is net of $29 million of deferred financing costs), $647 million of cash and equivalents (net debt of $2.164 billion) and $293 million of Warner Music Group Corp. equity at September 30, 2017.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2018 and March 31, 2017 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Six Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating Activities	$136	$226
Investing Activities	(28)	(12)
Financing Activities	(149)	(93)

Operating Activities

Cash provided by operating activities was $136 million for the six months ended March 31, 2018 as compared with cash provided by operating activities of $226 million for the six months ended March 31, 2017. The $90 million decrease in cash provided by operating activities was due to higher bonus and compensation related payments, and an increase in cash payments for interest due to the partial redemption of and deposit for the 6.75% Senior Notes, partially offset by an increase in comparative OIBDA of $9 million.

Investing Activities

Cash used in investing activities was $28 million for the six months ended March 31, 2018 as compared with cash used in investing activities of $12 million for the six months ended March 31, 2017. The $28 million of cash used in investing activities in the six months ended March 31, 2018 consisted of $29 million of capital expenditures, which has increased due to investment in IT and costs incurred related to the build-out of our Los Angeles office, $6 million of investments and acquisitions and $5 million to acquire music publishing rights, partially offset by $12 million of proceeds from sale of investments. The $12 million of cash used in investing activities for the six months ended March 31, 2017 consisted of $18 million of capital expenditures, $6 million of investments and acquisitions and  $6 million to acquire music publishing rights, partially offset by $18 million proceeds from divestitures.

Financing Activities

Cash used in financing activities was $149 million for the six months ended March 31, 2018 compared to $93 million for the six months ended March 31, 2017. The $149 million of cash used in financing activities for the six months ended March 31, 2018 consisted of the repayment of and deposit for Acquisition Corp.’s 6.75% Senior Notes of $635 million, special cash dividends paid of $125 million, call premiums paid on and redemption deposit for early redemption of $23 million, deferred financing costs paid of $9 million, and a distribution to our non-controlling interest holders of $2 million, partially offset by proceeds from issuance of Acquisition Corp.’s 5.50% Senior Notes of $325 million, and proceeds from the issuance of Acquisition Corp.’s Senior Term Loan Facility of $320 million. The $93 million of cash used in financing activities for the six months ended March 31, 2017 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $12 million, special cash dividends paid of $54 million, and a distribution to our non-controlling interest holders of $1 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million.

There were no drawdowns on the Revolving Credit Facility during the six months ended March 31, 2018 or the six months ended March 31, 2017.

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

Existing Debt as of March 31, 2018

As of March 31, 2018, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	1,307
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	419
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	247
6.75% Senior Notes due 2022—Acquisition Corp. (g)	111
5.50% Senior Notes due 2026—Acquisition Corp. (h)	320
Total long-term debt, including the current portion (i)	$2,947

(a)

Reflects $180 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at March 31, 2018. There were no loans outstanding under the Revolving Credit Facility at March 31, 2018.

(b)	Principal amount of $1.326 billion less unamortized discount of $5 million and unamortized deferred financing costs of $14 million at March 31, 2018.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at March 31, 2018.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at March 31, 2018.
(e)	Face amount of €345 million. Above amounts represent the dollar equivalent of such notes. Principal amount of $424 million less unamortized deferred financing costs of $5 million at March 31, 2018.
(f)	Principal amount of $250 million less unamortized deferred financing costs of $3 million at March 31, 2018.
(g)

Principal amount of $112 million less unamortized deferred financing costs of $1 million at March 31, 2018. Reflects amount not redeemed as of March 31, 2018.  The remaining 6.75% Senior Notes were redeemed on April 15, 2018.

(h)	Principal amount of $325 million less unamortized deferred financing costs of $5 million at March 31, 2018.
(i)

Principal amount of debt of $2.985 billion less unamortized discount of $5 million and unamortized deferred financing costs of $33 million at March 31, 2018. Of this amount, $112 million representing the remaining principal amount of the 6.75% Senior Notes were redeemed on April 15, 2018 as described above under “Tender Offer and Notes Redemption.”

For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of March 31, 2018.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended March 31, 2018. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended March 31, 2018
Net Income	$109
Income tax expense	(101)
Interest expense, net	146
Depreciation and amortization	259
Loss on extinguishment of debt (a)	28
Net gain on divestitures (b)	(6)
Restructuring costs (c)	37
Net hedging gains and foreign exchange losses (d)	39
Management fees (e)	9
Transaction costs (f)	3
Business optimization expenses (g)	18
Equity based compensation expense (h)	79
Other non-cash charges (i)	22
Pro forma impact of certain transactions (j)	24
Pro Forma Consolidated EBITDA	$666
Senior Secured Indebtedness (k)	$2,348
Leverage Ratio (l)	3.53x

(a)

Reflects net loss incurred on the early extinguishment of our debt incurred as part of the May 2017 and December 2017 Senior Term Loan Credit Agreement Amendments and the partial redemption of the 6.75% Senior Notes.

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

(f)	Reflects mainly integration and other nonrecurring costs.
(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation.

(h)	Reflects equity based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects cash payments related to previous non-cash charges, including but not limited to costs associated with our Los Angeles office consolidations and losses on investments.
(j)	Reflects expected savings resulting from our U.S. shared services relocation and other transformation initiatives and proforma impact of specified transactions.
(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.548 billion less cash of $200 million.
(l)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended March 31, 2018. This is calculated net of cash and equivalents of the Company as of March 31, 2018 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings under the Revolving Credit Facility is less than or equal to $54 million at the end of a fiscal quarter.

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

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2017, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2018, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2017.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2018, the Company had outstanding hedge contracts for the sale of $197 million and the purchase of $114 million of foreign currencies at fixed rates. Subsequent to March 31, 2018, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2018, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $8 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.985 billion of principal debt outstanding at March 31, 2018, of which $1.326 billion was variable rate debt and $1.659 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At March 31, 2018, 56% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2018, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $320 million of U.S. dollar denominated variable rate debt the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest on a portion of its debt.

Based on the level of interest rates prevailing at March 31, 2018, the fair value of the fixed rate and variable rate debt was approximately $3.027 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $9 million or increase the fair value of the fixed rate debt by approximately $15 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 18, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. On August 11, 2017, defendants filed their opposition to plaintiffs’ petition.  On December 8, 2017, the Second Circuit denied plaintiffs’ request for leave to appeal the District Court’s order denying their motion for class certification. The parties have reached a settlement for a nominal payment and the lawsuit will be dismissed imminently.

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.

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

On May 2, 2018, we entered into an amendment to the employment agreement of our Executive Vice President and Chief Financial Officer, Eric Levin. The amendment to Mr. Levin’s agreement is set forth as Exhibit 10.5 to this Quarterly Report.

On May 2, 2018, we entered into an amendment to the employment agreement of our Executive Vice President and General Counsel and Secretary, Paul M. Robinson. The amendment to Mr. Robinson’s agreement is set forth as Exhibit 10.6 to this Quarterly Report.

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

Exhibit Number	Description

10.1(1)	Revolving Credit Agreement, dated as of January 31, 2018, among WMG Acquisition Corp., the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.

10.2(2)

Increase Supplement, dated March 14, 2018, among WMG Acquisition Corp., the lenders party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent.

10.3(2)	Guarantee dated, March 14, 2018, issued by Warner Music Group Corp., relating to the 5.500% Senior Notes due 2026.

10.4(2)

Fifth Supplemental Indenture, dated as of March  14, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.500% Senior Notes due 2026.

10.5*$	Letter Agreement, dated as of May 2, 2018, between Warner Music Inc. and Eric Levin.

10.6*$	Letter Agreement, dated as of May 2, 2018 between Warner Music Inc. and Paul M. Robinson.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2018, filed on May 7, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

$	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate
(1)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2017 (File No. 001-32502).
(2)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 2018

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)