Form 10-Q
period 2018-06-30
Warner Music Group Corp.
filed 2018-08-07
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

There is no public market for the Registrant’s common stock. As of August 7, 2018 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,052. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
	2018	2017
	(in millions)
Assets
Current assets:
Cash and equivalents	$905	$647
Accounts receivable, net of allowances of $41 million and $50 million	444	404
Inventories	40	39
Royalty advances expected to be recouped within one year	138	141
Prepaid and other current assets	58	44
Total current assets	1,585	1,275
Royalty advances expected to be recouped after one year	170	172
Property, plant and equipment, net	203	213
Goodwill	1,686	1,685
Intangible assets subject to amortization, net	1,884	2,090
Intangible assets not subject to amortization	146	117
Deferred tax assets, net	8	97
Other assets	82	69
Total assets	$5,764	$5,718
Liabilities and Equity
Current liabilities:
Accounts payable	$168	$208
Accrued royalties	1,492	1,263
Accrued liabilities	377	365
Accrued interest	19	41
Deferred revenue	212	197
Other current liabilities	19	26
Total current liabilities	2,287	2,100
Long-term debt	2,814	2,811
Deferred tax liabilities, net	197	190
Other noncurrent liabilities	275	309
Total liabilities	$5,573	$5,410
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,052 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(758)	(654)
Accumulated other comprehensive loss, net	(195)	(181)
Total Warner Music Group Corp. equity	175	293
Noncontrolling interest	16	15
Total equity	191	308
Total liabilities and equity	$5,764	$5,718

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Revenue	$958	$917	$2,966	$2,659
Costs and expenses:
Cost of revenue	(531)	(519)	(1,588)	(1,430)
Selling, general and administrative expenses (a)	(343)	(296)	(1,013)	(854)
Amortization expense	(56)	(51)	(164)	(152)
Total costs and expenses	(930)	(866)	(2,765)	(2,436)
Operating income	28	51	201	223
Loss on extinguishment of debt	(7)	(3)	(31)	(35)
Interest expense, net	(33)	(36)	(105)	(112)
Other income (expense), net	394	(21)	392	(21)
Income (loss) before income taxes	382	(9)	457	55
Income tax (expense) benefit	(61)	152	(132)	132
Net income	321	143	325	187
Less: Income attributable to noncontrolling interest	(1)	(2)	(4)	(5)
Net income attributable to Warner Music Group Corp.	$320	$141	$321	$182

(a) Includes depreciation expense of:	$(15)	$(13)	$(41)	$(38)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in millions)		(in millions)
Net income	$321	$143	$325	$187
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(31)	26	(13)	13
Deferred (losses) gains on derivative financial instruments	(3)	1	(1)	—
Other comprehensive (loss) income, net of tax	(34)	27	(14)	13
Total comprehensive income	287	170	311	200
Less: Income attributable to noncontrolling interest	(1)	(2)	(4)	(5)
Comprehensive income attributable to Warner Music Group Corp.	$286	$168	$307	$195

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30,
	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$325	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205	190
Unrealized losses (gains) and remeasurement of foreign denominated loans	(6)	19
Deferred income taxes	105	(165)
Loss on extinguishment of debt	31	35
Net (gain) loss on divestitures and investments	(385)	17
Non-cash interest expense	5	6
Equity-based compensation expense	52	26
Changes in operating assets and liabilities:
Accounts receivable	(43)	(55)
Inventories	(1)	2
Royalty advances	—	(15)
Accounts payable and accrued liabilities	(84)	(55)
Royalty payables	113	152
Accrued interest	(22)	(14)
Deferred revenue	—	(25)
Other balance sheet changes	(30)	4
Net cash provided by operating activities	265	309
Cash flows from investing activities
Acquisition of music publishing rights, net	(11)	(11)
Capital expenditures	(40)	(29)
Investments and acquisitions of businesses, net	(14)	(9)
Proceeds from the sale of investments	516	43
Net cash provided by (used in) investing activities	451	(6)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	—	250
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	320	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(28)
Repayment of Acquisition Corp. 6.75% Senior Notes	(635)	—
Call premiums paid on early redemption of debt	(23)	(27)
Deferred financing costs paid	(12)	(13)
Distribution to noncontrolling interest holder	(3)	(4)
Dividends paid	(425)	(54)
Net cash used in financing activities	(453)	(97)
Effect of exchange rate changes on cash and equivalents	(5)	2
Net (decrease) increase in cash and equivalents	258	208
Cash and equivalents at beginning of period	647	359
Cash and equivalents at end of period	$905	$567

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	321	—	321	4	325
Dividends	—	—	—	(425)	—	(425)	—	(425)
Other comprehensive loss, net of tax	—	—	—	—	(14)	(14)	—	(14)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Other	(3)	—	—	—	—	—	—	—
Balance at June 30, 2018	1,052	$—	$1,128	$(758)	$(195)	$175	$16	$191

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2018.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2018 and June 30, 2017 relate to the periods ended June 29, 2018 and June 30, 2017, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The fiscal year ended September 30, 2017 ended on September 29, 2017.

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

New Accounting Pronouncements

In October 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have any effect on the Company’s consolidated financial statements and footnote disclosures as of June 30, 2018.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update may be applied using one of two methods: retrospective application to each prior reporting period presented, or retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company plans to adopt this ASU on October 1, 2018 under the modified retrospective method. While the Company has not completed its evaluation of the impact of adopting this new standard on the consolidated financial statements, the Company has made significant progress towards completing its assessment and believes the most significant impact will be a change in the timing of revenue recognition in our Music Publishing segments. The Company generally records revenue from the licensing of publishing rights when cash is received. Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price. ASU 2016-01 will be effective for annual periods beginning after December 15, 2017, and interim periods within those years. Earlier adoption is permitted. The adoption of this standard is not currently expected to have a significant impact on the Company’s financial statements, other than disclosure, however the impact is dependent on the materiality of the Company’s equity investments upon adoption.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This ASU provides specific guidance of how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have an impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  This ASU requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted using the modified retrospective approach with a cumulative-effect to opening retained earnings in the period of adoption.  The Company does not plan to early adopt this standard and the impact upon the required adoption date is not expected to have a significant impact on the Company’s financial statements.

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

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). This ASU allows companies, for one year following the enactment date, to consider the impact of the Tax Act as “provisional” when a company can make a reasonable estimate but does not have the necessary information available, prepared or analyzed in reasonable detail to finalize its accounting for the impact of the Tax Act. A company may need to reflect adjustments to its provisional amounts upon obtaining, preparing or analyzing additional information about facts and circumstances that existed at the period of enactment. The Company has adopted this standard on its financial statements and disclosures. Provisional amounts are identified in Note 7 of our Consolidated Financial Statements.

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

	Foreign	Minimum	Deferred Losses	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2017	$(171)	$(10)	$—	$(181)
Other comprehensive income	(13)	—	(1)	(14)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at June 30, 2018	$(184)	$(10)	$(1)	$(195)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions.

4. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2017	$1,221	$464	$1,685
Acquisitions	10	—	10
Divestitures	—	—	—
Other adjustments (a)	(9)	—	(9)
Balance at June 30, 2018	$1,222	$464	$1,686

(a)	Other adjustments during the nine months ended June 30, 2018 represent foreign currency movements.

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

At June 30, 2018 and September 30, 2017, the goodwill and intangible assets balances presented include the preliminary purchase accounting allocation resulting from the acquisition of Spinnin’ Records on September 7, 2017.  The acquisition of Spinnin’ Records was accounted for as a business combination under ASC 805, which requires the acquisition method of accounting. At September 30, 2017, the Company performed a preliminary purchase allocation under the acquisition method of accounting, which is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired. At June 30, 2018, the Company updated the preliminary allocation recorded at September 30, 2017 based on a revised fair market valuation of certain intangible assets. The updated preliminary allocation resulted in an increase in goodwill of $10 million, a decrease in intangible assets of $13 million, and a decrease in deferred tax liabilities of $3 million during the quarter. The purchase price is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	June 30,	September 30,
	Useful Life	2018	2017
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$869	$898
Music publishing copyrights	27 years	1,537	1,534
Artist and songwriter contracts	13 years	863	904
Trademarks	6 years	14	14
Other intangible assets	7 years	18	10
Total gross intangible asset subject to amortization		3,301	3,360
Accumulated amortization		(1,417)	(1,270)
Total net intangible assets subject to amortization		1,884	2,090
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	146	117
Total net intangible assets		$2,030	$2,207

5. Debt

Debt Capitalization

Long-term debt consists of the following:

	June 30,	September 30,
	2018	2017
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	1,309	990
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	395	402
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	247	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	—	630
5.50% Senior Notes due 2026—Acquisition Corp. (h)	320	—
Total debt (i)	$2,814	$2,811

(a)

Reflects $180 million and $150 million of commitments under the Revolving Credit Facility at June 30, 2018 and September 30, 2017, respectively, less letters of credit outstanding of approximately $12 million at both June 30, 2018 and September 30, 2017. There were no loans outstanding under the Revolving Credit Facility at June 30, 2018 or September 30, 2017.

(b)

Principal amount of $1.326 billion and $1.006 billion less unamortized discount of $4 million and $6 million and unamortized deferred financing costs of $13 million and $10 million at June 30, 2018 and September 30, 2017, respectively.

(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at both June 30, 2018 and September 30, 2017.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both June 30, 2018 and September 30, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at June 30, 2018 and September 30, 2017. Principal amount of $399 million and $407 million at June 30, 2018 and September 30, 2017, respectively, less unamortized deferred financing costs of $4 million and $5 million at June 30, 2018 and September 30, 2017, respectively.

(f)

Principal amount of $250 million at both June 30, 2018 and September 30, 2017 less unamortized deferred financing costs of $3 million and $4 million at June 30, 2018 and September 30, 2017, respectively.

(g)	Principal amount of $635 million less unamortized deferred financing costs of $5 million at September 30, 2017.
(h)	Principal amount of $325 million less unamortized deferred financing costs of $5 million at June 30, 2018.
(i)

Principal amount of debt of $2.848 billion and $2.846 billion less unamortized discount of $4 million and $6 million and unamortized deferred financing costs of $30 million and $29 million at June 30, 2018 and September 30, 2017, respectively.

December 2017 Senior Term Loan Credit Agreement Amendment

On December 6, 2017, Acquisition Corp. entered into an amendment (the “December 2017 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans, change certain incurrence thresholds governing the ability to incur debt and liens, change certain EBITDA add-backs and increase the thresholds above which the excess cash flow sweep is triggered. The Company recorded a loss on extinguishment of debt of approximately $1 million, which represented the discount and unamortized deferred financing costs related to the prior tranche of debt of the lenders that was replaced.

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

Tender Offer and Notes Redemption

On March 14, 2018, Acquisition Corp. accepted for purchase in connection with the tender offer for the 6.75% Senior Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on March 13, 2018 (the “Expiration Time”) thereby reducing the aggregate principal amount of the 6.75% Senior Notes by $523 million. Acquisition Corp. then issued a notice of redemption on March 14, 2018 with respect to the remaining $112 million of 6.75% Senior Notes outstanding that were not accepted for payment pursuant to the tender offer. Following payment of the 6.75% Senior Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee funds of $119 million to satisfy all obligations under the applicable indenture governing the 6.75% Senior Notes, including call premiums and interest through the date of redemption on April 15, 2018, for the remaining 6.75% Senior Notes not accepted for purchase in the tender offer. On April 15, 2018, Acquisition Corp. redeemed the remaining outstanding 6.75% Senior Notes. The Company recorded a loss on extinguishment of debt in connection with the tender offer of approximately $23 million as a result of the partial debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs in March 2018. The Company incurred an additional loss on extinguishment of approximately $5 million in April 2018 related to the redemption on the remaining 6.75% Senior Notes, which represents the premium paid on early redemption and unamortized deferred financing costs.

June 2018 Senior Term Loan Credit Agreement Amendment

On June 7, 2018, Acquisition Corp. entered into an amendment (the “June 2018 Senior Term Loan Credit Agreement Amendment”) to the Senior Term Loan Credit Agreement, dated November 1, 2012, among Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, governing Acquisition Corp.’s senior secured term loan facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, to, among other things, reduce the pricing terms of its outstanding term loans, change certain incurrence thresholds governing the ability to incur debt and liens and exclude from the definition of “Senior Secured Indebtedness” certain liens that have junior lien priority on the collateral in relation to the outstanding term loans and the relevant guarantees, as applicable. The Company recorded a loss on extinguishment of debt of approximately $2 million, which represented the discount and unamortized deferred financing costs related to the prior tranche of debt of the lenders that was replaced.

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

The loans under the Senior Term Loan Facility bear interest at Acquisition Corp.’s election at a rate equal to (i) the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Term Loan LIBOR”) subject to a zero floor, plus 2.125% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent as its prime rate in effect at its principal office in New York City from time to time, (y) 0.50% in excess of the overnight federal funds rate and (z) one-month Term Loan LIBOR, plus 1.00% per annum, plus, in each case, 1.125% per annum. If there is a payment default at any time, then the interest rate applicable to overdue principal and interest will be the rate otherwise applicable to such loan plus 2.0% per annum. Default interest will also be payable on other overdue amounts at a rate of 2.0% per annum above the amount that would apply to an alternative base rate loan.

The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk.

Maturity of Senior Term Loan Facility

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is January 31, 2023.

Maturities of Senior Notes and Senior Secured Notes

As of June 30, 2018, there are no scheduled maturities of notes until 2022, when $248 million is scheduled to mature. Thereafter, $1.274 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $33 million and $36 million for the three months ended June 30, 2018 and June 30, 2017, respectively. Total interest expense, net, was $105 million and $112 million for the nine months ended June 30, 2018 and June 30, 2017, respectively. The weighted-average interest rate of the Company’s total debt was 4.7% at June 30, 2018 and 4.9% at September 30, 2017 and June 30, 2017.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 18, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. On August 11, 2017, defendants filed their opposition to plaintiffs’ petition.  On December 8, 2017, the Second Circuit denied plaintiffs’ request for leave to appeal the District Court’s order denying their motion for class certification. On May 8, 2018, the parties filed a joint stipulation to voluntarily dismiss the case with prejudice, and on May 15, 2018, the District Court dismissed the case.

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

The reduction in the U.S. corporate statutory tax rate requires the Company to adjust its U.S. deferred tax assets and liabilities using the newly enacted tax rate of 21%. As a result, the Company initially recorded a provisional U.S. income tax expense of $27 million for the reduction of its net U.S. deferred tax assets as a discrete item for the three months ended December 31, 2017.  Since the Company has a fiscal year ending September 30, 2018, and has applied an annual effective tax rate in calculating its income tax provision for the three and nine months ended June 30, 2018, the Company’s provisional U.S. income tax expense from the reduction in the U.S. corporate statutory tax rate was revised to $17 million as of June 30, 2018. The impact of the U.S. corporate statutory tax rate change will not be finalized until September 30, 2018.  Furthermore, the Company has a provisional deferred tax liability of approximately $4 million, after the impact of the newly enacted tax rate, associated with unremitted earnings due to the uncertainty of the treatment of future distributions under the Tax Act.

The one-time transition tax on accumulated foreign earnings (“Transition Tax”) would be imposed at a rate of 15.5% for cash and equivalents and 8% for illiquid assets. The Company reasonably estimates that there is no income tax impact related to the Transition Tax and recorded no income tax liability for the three and nine months ended June 30, 2018 due to an estimated overall deficit in accumulated foreign earnings.  This estimate is provisional since the Company has not obtained and analyzed information necessary to finalize its accounting for the impact of the Transition Tax. The final impacts of the Transition Tax may differ from the estimate due to changes in interpretations of the Tax Act and updates or changes to the information that the Company has used to estimate the transition impact, including, but not limited to, the impacts from changes to foreign earnings estimates, foreign exchange rates, and cash positions of foreign subsidiaries.

GILTI and BEAT are effective for the Company for the fiscal year ended September 30, 2019.  For the period of enactment, the Company has elected not to adjust its deferred taxes for the impact of GILTI and will consider the impact of GILTI in the specific period in which it occurs.

For the three and nine months ended June 30, 2018, the Company recorded an income tax expense of $61 million and $132 million, respectively.  The income tax expense for the three months ended June 30, 2018 is lower than the expected tax at the blended statutory tax rate of 24.5% primarily due to recognition of a deferred tax asset related to a prior year intergroup transfer, $9 million change in provisional amount for the U.S. income tax reform and a release of uncertain tax positions partially offset by state tax expense. The income tax expense for the nine months ended June 30, 2018 is greater than the expected income tax expense at the blended statutory tax rate of 24.5% primarily due to a U.S. income tax expense of $17 million arising from a reduction in net U.S. deferred tax assets due to the change in the U.S. statutory tax rate, state tax expense, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit reduced by recognition of the deferred tax asset related to a prior year intergroup transfer and a release in uncertain tax positions.

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

The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2018 could decrease by up to approximately $1 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

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

The Company’s hedged interest rate transactions as of June 30, 2018 are expected to be recognized within 5 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 11. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps is recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of June 30, 2018, the Company had outstanding hedge contracts for the sale of $109 million and the purchase of $64 million of foreign currencies at fixed rates that will be settled by September 2018. As of June 30, 2018, the Company had $1 million of unrealized deferred losses in comprehensive income related to foreign exchange hedging. As of September 30, 2017, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

As of June 30, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with $2 million of unrealized deferred gains in comprehensive income related to the interest rate swap. As of September 30, 2017, the Company had no outstanding interest rate swaps and no deferred gains or losses in comprehensive income or losses related to interest rate swaps.

The pre-tax losses of the Company’s foreign exchange forward exchange contracts designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the three months ended June 30, 2018 and September 30, 2017 were $3 million and $0 million, respectively.

The pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the three months ended June 30, 2018 and September 30, 2017 were $3 million and $0 million, respectively.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s designated cash flows hedges at June 30, 2018 and September 30, 2017:

	June 30,	September 30,
	2018 (a)	2017
	(in millions)
Other current assets	$3	$—
Other current liabilities	1	—
Other noncurrent assets	2	—
Other noncurrent liabilities	—	—

(a)

$5 million and $3 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $2 million of interest rate swap in an asset position including non-designated cash flow hedges.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
June 30, 2018
Revenues	$802	$159	$(3)	$958
Operating income (loss)	67	5	(44)	28
Amortization of intangible assets	39	17	—	56
Depreciation of property, plant and equipment	9	2	4	15
OIBDA	115	24	(40)	99
June 30, 2017
Revenues	$770	$150	$(3)	$917
Operating income (loss)	77	6	(32)	51
Amortization of intangible assets	35	16	—	51
Depreciation of property, plant and equipment	8	1	4	13
OIBDA	120	23	(28)	115

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Nine Months Ended	(in millions)
June 30, 2018
Revenues	$2,497	$476	$(7)	$2,966
Operating income (loss)	276	45	(120)	201
Amortization of intangible assets	113	51	—	164
Depreciation of property, plant and equipment	26	5	10	41
OIBDA	415	101	(110)	406
June 30, 2017
Revenues	$2,253	$419	$(13)	$2,659
Operating income (loss)	269	45	(91)	223
Amortization of intangible assets	104	48	—	152
Depreciation of property, plant and equipment	24	4	10	38
OIBDA	397	97	(81)	413

10. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $41 million and $56 million during the three months ended June 30, 2018 and June 30, 2017, respectively. The Company made interest payments of approximately $126 million and $120 million during the nine months ended June 30, 2018 and June 30, 2017, respectively. The Company paid approximately $16 million of income and withholding taxes, partially offset by $1 million of refunds, during the three months ended June 30, 2018 and paid approximately $8 million of income and withholding taxes with no offsetting refunds during the three months ended June 30, 2017.  The Company paid approximately $35 million of income and withholding taxes, partially offset by $2 million of refunds, during the nine months ended June 30, 2018 and paid approximately $30 million of income and withholding taxes, partially offset by $3 million of refunds during the nine months ended June 30, 2017.

Special Cash Dividend

On December 2, 2016, the Company’s Board of Directors approved a special cash dividend of $54 million, which was paid on January 3, 2017 to stockholders of record as of December 30, 2016.

On June 5, 2017, the Company’s Board of Directors approved a special cash dividend of $30 million, which was paid on July 31, 2017 to stockholders of record as of June 30, 2017.

On January 8, 2018, the Company’s Board of Directors approved a special cash dividend of $125 million, which was paid on January 12, 2018 to stockholders of record as of January 11, 2018.

On May 7, 2018, the Company’s Board of Directors approved a special cash dividend of $300 million, which was paid on May 11, 2018 to stockholders of record as of May 7, 2018.

Spotify Share Sale

During the three months ended June 30, 2018, the Company sold all of its shares of common stock in Spotify Technology S.A. (“Spotify”) for cash proceeds of $504 million. In February 2016, the Company publicly announced that it would pay royalties in connection with these proceeds. The sale of shares resulted in an estimated pre-tax gain, net of the estimated royalty expense and other related costs, of $378 million, which has been recorded as other income (expense) in the quarter. As of June 30, 2018, the estimated royalty expense and other related costs have been accrued, but not yet paid. The processing of the royalty expense will result in advance recoveries of previously expensed royalty advances. The Company has estimated the advance recoveries to be approximately $16 million, and has recorded these advance recoveries as a credit within operating expense in the three and nine months ended June 30, 2018. The Company also recorded estimated tax expense of $77 million associated with the net income on the sale of shares in the quarter.

Additionally, the cash proceeds received in connection with the sale of shares have been reflected as an investing activity on the statement of cash flows in the quarter within proceeds from the sale of investments.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2018 and September 30, 2017.

	Fair Value Measurements as of June 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$3	$—	$3
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	(1)	—	(1)
Contractual Obligations (b)	—	—	—	—
Other Non-Current Assets:
Interest Rate Swap (c)	—	2	—	2
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	—	—	—
Total	$—	$4	$(6)	$(2)

	Fair Value Measurements as of September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(5)	(5)
Total	$—	$—	$(5)	$(5)

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

(c)

The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of June 30, 2018 for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2017	(5)
Additions	(1)
Reductions	—
Payments	—
Balance at June 30, 2018	$(6)

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

Fair Value of Debt

Based on the level of interest rates prevailing at June 30, 2018, the fair value of the Company’s debt was $2.872 billion. Based on the level of interest rates prevailing at September 30, 2017, the fair value of the Company’s debt was $2.936 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

12. Subsequent Events

Special Cash Dividend

On August 7, 2018, our Board of Directors declared a special cash dividend of $500 million to be paid on August 10, 2018 to stockholders of record as of August 7, 2018.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. has issued and outstanding the 5.625% Senior Secured Notes due 2022, the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, and the 5.50% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).

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

Consolidating Balance Sheet (Unaudited)

June 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$554	$351	$—	$905	$—	$—	$—	$905
Accounts receivable, net	—	251	193	—	444	—	—	—	444
Inventories	—	17	23	—	40	—	—	—	40
Royalty advances expected to be recouped within one year	—	87	51	—	138	—	—	—	138
Prepaid and other current assets	—	15	43	—	58	—	—	—	58
Total current assets	—	924	661	—	1,585	—	—	—	1,585
Due (to) from parent companies	401	(109)	(292)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,599	1,590	—	(4,189)	—	684	684	(1,368)	—
Royalty advances expected to be recouped after one year	—	110	60	—	170	—	—	—	170
Property, plant and equipment, net	—	132	71	—	203	—	—	—	203
Goodwill	—	1,367	319	—	1,686	—	—	—	1,686
Intangible assets subject to amortization, net	—	976	908	—	1,884	—	—	—	1,884
Intangible assets not subject to amortization	—	71	75	—	146	—	—	—	146
Deferred tax assets, net	—	—	8	—	8	—	—	—	8
Other assets	9	61	12	—	82	—	—	—	82
Total assets	$3,009	$5,122	$1,822	$(4,189)	$5,764	$684	$684	$(1,368)	$5,764
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$95	$73	$—	$168	$—	$—	$—	$168
Accrued royalties	—	862	630	—	1,492	—	—	—	1,492
Accrued liabilities	—	180	197	—	377	—	—	—	377
Accrued interest	19	—	—	—	19	—	—	—	19
Deferred revenue	—	171	41	—	212	—	—	—	212
Current portion of long-term debt	—	—	—	—	—	—	—	—	—
Other current liabilities	—	2	17	—	19	—	—	—	19
Total current liabilities	19	1,310	958	—	2,287	—	—	—	2,287
Long-term debt	2,814	—	—	—	2,814	—	—	—	2,814
Deferred tax liabilities, net	—	—	197	—	197	—	—	—	197
Other noncurrent liabilities	1	169	105	—	275	—	—	—	275
Total liabilities	2,834	1,479	1,260	—	5,573	—	—	—	5,573
Total Warner Music Group Corp. equity	175	3,639	550	(4,189)	175	684	684	(1,368)	175
Noncontrolling interest	—	4	12	—	16	—	—	—	16
Total equity	175	3,643	562	(4,189)	191	684	684	(1,368)	191
Total liabilities and equity	$3,009	$5,122	$1,822	$(4,189)	$5,764	$684	$684	$(1,368)	$5,764

Consolidating Balance Sheet

September 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$347	$300	$—	$647	$—	$—	$—	$647
Accounts receivable, net	—	214	190	—	404	—	—	—	404
Inventories	—	12	27	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	89	52	—	141	—	—	—	141
Prepaid and other current assets	—	15	29	—	44	—	—	—	44
Total current assets	—	677	598	—	1,275	—	—	—	1,275
Due from (to) parent companies	418	96	(514)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,721	1,312	—	(4,033)	—	377	377	(754)	—
Royalty advances expected to be recouped after one year	—	109	63	—	172	—	—	—	172
Property, plant and equipment, net	—	139	74	—	213	—	—	—	213
Goodwill	—	1,368	317	—	1,685	—	—	—	1,685
Intangible assets subject to amortization, net	—	1,029	1,061	—	2,090	—	—	—	2,090
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	89	8	—	97	—	—	—	97
Other assets	7	45	17	—	69	—	—	—	69
Total assets	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$135	$73	$—	$208	$—	$—	$—	$208
Accrued royalties	—	732	531	—	1,263	—	—	—	1,263
Accrued liabilities	—	144	221	—	365	—	—	—	365
Accrued interest	41	—	—	—	41	—	—	—	41
Deferred revenue	—	125	72	—	197	—	—	—	197
Other current liabilities	—	3	23	—	26	—	—	—	26
Total current liabilities	41	1,139	920	—	2,100	—	—	—	2,100
Long-term debt	2,811	—	—	—	2,811	—	—	—	2,811
Deferred tax liabilities, net	—	—	190	—	190	—	—	—	190
Other noncurrent liabilities	1	196	112	—	309	—	—	—	309
Total liabilities	2,853	1,335	1,222	—	5,410	—	—	—	5,410
Total Warner Music Group Corp. equity	293	3,596	437	(4,033)	293	377	377	(754)	293
Noncontrolling interest	—	4	11	—	15	—	—	—	15
Total equity	293	3,600	448	(4,033)	308	377	377	(754)	308
Total liabilities and equity	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$544	$533	$(119)	$958	$—	$—	$—	$958
Costs and expenses:
Cost of revenue	—	(261)	(346)	76	(531)	—	—	—	(531)
Selling, general and administrative expenses	—	(252)	(133)	42	(343)	—	—	—	(343)
Amortization of intangible assets	—	(23)	(33)	—	(56)	—	—	—	(56)
Total costs and expenses	—	(536)	(512)	118	(930)	—	—	—	(930)
Operating income	—	8	21	(1)	28	—	—	—	28
Loss on extinguishment of debt	(7)	—	—	—	(7)	—	—	—	(7)
Interest expense, net	(27)	2	(8)	—	(33)	—	—	—	(33)
Equity gains from equity method investments	39	23	—	(62)	—	320	320	(640)	—
Other expense, net	376	(1)	19	—	394	—	—	—	394
Income before income taxes	381	32	32	(63)	382	320	320	(640)	382
Income tax (expense) benefit	(61)	(62)	7	55	(61)	—	—	—	(61)
Net income (loss)	320	(30)	39	(8)	321	320	320	(640)	321
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$320	$(30)	$38	$(8)	$320	$320	$320	$(640)	$320

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$509	$510	$(102)	$917	$—	$—	$—	$917
Costs and expenses:
Cost of revenue	—	(249)	(342)	72	(519)	—	—	—	(519)
Selling, general and administrative expenses	—	(209)	(115)	28	(296)	—	—	—	(296)
Amortization of intangible assets	—	(25)	(26)	—	(51)	—	—	—	(51)
Total costs and expenses	—	(483)	(483)	100	(866)	—	—	—	(866)
Operating income	—	26	27	(2)	51	—	—	—	51
Loss on extinguishment of debt	(3)	—	—	—	(3)	—	—	—	(3)
Interest expense, net	(21)	—	(15)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	20	3	—	(22)	1	141	141	(282)	1
Other expense, net	(7)	(8)	(7)	—	(22)	—	—	—	(22)
(Loss) income before income taxes	(11)	21	5	(24)	(9)	141	141	(282)	(9)
Income tax benefit (expense)	152	154	(5)	(149)	152	—	—	—	152
Net income	141	175	—	(173)	143	141	141	(282)	143
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Net income (loss) attributable to Warner Music Group Corp.	$141	$174	$(1)	$(173)	$141	$141	$141	$(282)	$141

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,626	$1,703	$(363)	$2,966	$—	$—	$—	$2,966
Costs and expenses:
Cost of revenue	—	(760)	(1,066)	238	(1,588)	—	—	—	(1,588)
Selling, general and administrative expenses	—	(731)	(406)	124	(1,013)	—	—	—	(1,013)
Amortization of intangible assets	—	(70)	(94)	—	(164)	—	—	—	(164)
Total costs and expenses	—	(1,561)	(1,566)	362	(2,765)	—	—	—	(2,765)
Operating income	—	65	137	(1)	201	—	—	—	201
Loss on extinguishment of debt	(31)	—	—	—	(31)	—	—	—	(31)
Interest (expense) income, net	(87)	3	(21)	—	(105)	—	—	—	(105)
Equity gains from equity method investments	195	99	—	(294)	—	321	321	(642)	—
Other expense, net	376	8	8	—	392	—	—	—	392
Income before income taxes	453	175	124	(295)	457	321	321	(642)	457
Income tax expense	(132)	(131)	(21)	152	(132)	—	—	—	(132)
Net income	321	44	103	(143)	325	321	321	(642)	325
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Net income attributable to Warner Music Group Corp.	$321	$43	$100	$(143)	$321	$321	$321	$(642)	$321

Consolidating Statement of Operations (Unaudited)

For The Nine Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,469	$1,470	$(280)	$2,659	$—	$—	$—	$2,659
Costs and expenses:
Cost of revenue	—	(673)	(951)	194	(1,430)	—	—	—	(1,430)
Selling, general and administrative expenses	(1)	(584)	(353)	84	(854)	—	—	—	(854)
Amortization of intangible assets	—	(76)	(76)	—	(152)	—	—	—	(152)
Total costs and expenses	(1)	(1,333)	(1,380)	278	(2,436)	—	—	—	(2,436)
Operating (loss) income	(1)	136	90	(2)	223	—	—	—	223
Loss on extinguishment of debt	(35)	—	—	—	(35)	—	—	—	(35)
Interest (expense) income, net	(65)	2	(49)	—	(112)	—	—	—	(112)
Equity gains (losses) from equity method investments	152	54	—	(205)	1	182	182	(364)	1
Other expense, net	(1)	(5)	(16)	—	(22)	—	—	—	(22)
Income before income taxes	50	187	25	(207)	55	182	182	(364)	55
Income tax benefit (expense)	132	132	(21)	(111)	132	—	—	—	132
Net income	182	319	4	(318)	187	182	182	(364)	187
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income attributable to Warner Music Group Corp.	$182	$318	$-	$(318)	$182	$182	$182	$(364)	$182

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$320	$(30)	$39	$(8)	$321	$320	$320	$(640)	$321
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(31)	—	31	(31)	(31)	(31)	(31)	62	(31)
Deferred gains on derivative financial instruments	(3)	—	—	—	(3)	(3)	(3)	6	(3)
Other comprehensive (loss) income, net of tax:	(34)	—	31	(31)	(34)	(34)	(34)	68	(34)
Total comprehensive income	286	(30)	70	(39)	287	286	286	(572)	287
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income attributable to Warner Music Group Corp.	$286	$(30)	$69	$(39)	$286	$286	$286	$(572)	$286

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$141	$175	$—	$(173)	$143	$141	$141	$(282)	$143
Other comprehensive income, net of tax:
Foreign currency adjustment	26	—	—	—	26	28	28	(56)	26
Deferred gains on derivative financial instruments	1	—	—	—	1	1	1	(2)	1
Other comprehensive income, net of tax:	27	—	—	—	27	29	29	(58)	27
Total comprehensive income	168	175	—	(173)	170	170	170	(340)	170
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$168	$174	$(1)	$(173)	$168	$170	$170	$(340)	$168

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$321	$44	$103	$(143)	$325	$321	$321	$(642)	$325
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(13)	—	13	(13)	(13)	(13)	(13)	26	(13)
Deferred losses on derivative financial instruments	(1)	—	—	—	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(14)	—	13	(13)	(14)	(14)	(14)	28	(14)
Total comprehensive (loss)	307	44	116	(156)	311	307	307	(614)	311
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Comprehensive income attributable to Warner Music Group Corp.	$307	$43	$113	$(156)	$307	$307	$307	$(614)	$307

Consolidating Statement of Comprehensive Income (Unaudited)

For The Nine Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$182	$319	$4	$(318)	$187	$182	$182	$(364)	$187
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	13	—	(13)	13	13	15	15	(30)	13
Deferred losses on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive income (loss), net of tax:	13	(1)	(13)	14	13	15	15	(30)	13
Total comprehensive income (loss)	195	318	(9)	(304)	200	197	197	(394)	200
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$195	$317	$(13)	$(304)	$195	$197	$197	$(394)	$195

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$321	$44	$103	$(143)	$325	$321	$321	$(642)	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	101	104	—	205	—	—	—	205
Unrealized losses and remeasurement of foreign denominated loans	(5)	(3)	2	—	(6)	—	—	—	(6)
Deferred income taxes	—	—	105	—	105	—	—	—	105
Loss on extinguishment of debt	31	—	—	—	31	—	—	—	31
Net (gain) loss on divestitures and investments	(503)	84	34	—	(385)	—	—	—	(385)
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Equity-based compensation expense	—	52	—	—	52	—	—	—	52
Equity (gains) losses, including distributions	(195)	(99)	—	294	—	(321)	(321)	642	—
Changes in operating assets and liabilities:
Accounts receivable	—	(39)	(4)	—	(43)	—	—	—	(43)
Inventories	—	(5)	4	—	(1)	—	—	—	(1)
Royalty advances	—	—	—	—	—	—	—	—	—
Accounts payable and accrued liabilities	—	256	(189)	(151)	(84)	—	—	—	(84)
Royalty payables	—	32	81	—	113	—	—	—	113
Accrued interest	(22)	—	—	—	(22)	—	—	—	(22)
Deferred revenue	—	30	(30)	—	—	—	—	—	—
Other balance sheet changes	(3)	82	(109)	—	(30)	—	—	—	(30)
Net cash provided (used in) by operating activities	(371)	535	101	—	265	—	—	—	265
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(7)	(4)	—	(11)	—	—	—	(11)
Capital expenditures	—	(30)	(10)	—	(40)	—	—	—	(40)
Investments and acquisitions of businesses, net	—	(14)	—	—	(14)	—	—	—	(14)
Proceeds from the sale of investments	504	12	—	—	516	—	—	—	516
Advances from issuer	(108)	—	—	108	—	—	—	—	—
Net cash provided (used in) by investing activities	396	(39)	(14)	108	451	—	—	—	451
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—	—	—	325	—	—	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	320	—	—	—	320	—	—	—	320
Repayment of redemption deposit for Acquisition Corp. 6.75% Senior Notes	(635)	—	—	—	(635)	—	—	—	(635)
Call premiums paid on and redemption deposit for early redemption of debt	(23)	—	—	—	(23)	—	—	—	(23)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Dividends paid	—	(397)	(28)	—	(425)	—	—	—	(425)
Change in due to (from) issuer	—	108	—	(108)	—	—	—	—	—
Net cash used in financing activities	(25)	(289)	(31)	(108)	(453)	—	—	—	(453)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net decrease in cash and equivalents	—	207	51	—	258	—	—	—	258
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$554	$351	$—	$905	$—	$—	$—	$905

Consolidating Statement of Cash Flows (Unaudited)

For The Nine Months Ended June 30, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$182	$319	$4	$(318)	$187	$182	$182	$(364)	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	104	86	—	190	—	—	—	190
Unrealized losses and remeasurement of foreign denominated loans	15	2	2	—	19	—	—	—	19
Deferred income taxes	2	—	(167)	—	(165)	—	—	—	(165)
Loss on extinguishment of debt	35	—	—	—	35	—	—	—	35
Net loss on divestitures and investments	—	25	(8)	—	17	—	—	—	17
Non-cash interest expense	6	—	—	—	6	—	—	—	6
Equity-based compensation expense	—	25	1	—	26	—	—	—	26
Equity (gains) losses, including distributions	(152)	(53)	—	205	—	(182)	(182)	364	—
Changes in operating assets and liabilities:
Accounts receivable	—	(12)	(43)	—	(55)	—	—	—	(55)
Inventories	—	1	1	—	2	—	—	—	2
Royalty advances	—	(9)	(6)	—	(15)	—	—	—	(15)
Accounts payable and accrued liabilities	—	(137)	(31)	113	(55)	—	—	—	(55)
Royalty payables	—	70	82	—	152	—	—	—	152
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Deferred revenue	—	(42)	17	—	(25)	—	—	—	(25)
Other balance sheet changes	6	(169)	167	—	4	—	—	—	4
Net cash provided by operating activities	80	124	105	—	309	—	—	—	309
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(6)	(5)	—	(11)	—	—	—	(11)
Capital expenditures	—	(19)	(10)	—	(29)	—	—	—	(29)
Investments and acquisitions of businesses, net	—	(6)	(3)	—	(9)	—	—	—	(9)
Divestitures, net	—	30	13	—	43	—	—	—	43
Advances from issuer	(41)	—	—	41	—	—	—	—	—
Net cash used in investing activities	(41)	(1)	(5)	41	(6)	—	—	—	(6)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	—	(4)	—	(4)	—	—	—	(4)
Dividends paid	—	(54)	—	—	(54)	—	—	—	(54)
Change in due to (from) issuer	—	41	—	(41)	—	—	—	—	—
Net cash used in financing activities	(39)	(13)	(4)	(41)	(97)	—	—	—	(97)
Effect of exchange rate changes on cash and equivalents	—	—	2	—	2	—	—	—	2
Net increase in cash and equivalents	—	110	98	—	208	—	—	—	208
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$290	$277	$—	$567	$—	$—	$—	$567

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018 (the “Quarterly Report”).

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2018 and June 30, 2017. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2018 and June 30, 2017 as well as a discussion of our financial condition and liquidity as of June 30, 2018. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 9% of our total revenue during the nine months ended June 30, 2018. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Revenue by Type
Digital	$519	$448	$71	16%
Physical	130	163	(33)	-20%
Total Digital and Physical	649	611	38	6%
Artist services and expanded-rights	85	93	(8)	-9%
Licensing	68	66	2	3%
Total Recorded Music	802	770	32	4%
Performance	51	52	(1)	-2%
Digital	59	50	9	18%
Mechanical	17	18	(1)	-6%
Synchronization	28	27	1	4%
Other	4	3	1	33%
Total Music Publishing	159	150	9	6%
Intersegment eliminations	(3)	(3)	—	—%
Total Revenue	$958	$917	$41	4%
Revenue by Geographical Location
U.S. Recorded Music	$356	$341	$15	4%
U.S. Music Publishing	69	66	3	5%
Total U.S.	425	407	18	4%
International Recorded Music	446	429	17	4%
International Music Publishing	90	84	6	7%
Total International	536	513	23	4%
Intersegment eliminations	(3)	(3)	—	—%
Total Revenue	$958	$917	$41	4%

Total Revenue

Total revenue increased by $41 million, or 4%, to $958 million for the three months ended June 30, 2018 from $917 million for the three months ended June 30, 2017. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 83% and 17% of total revenue for the three months ended June 30, 2018, respectively, and 84% and 16% of total revenue for the three months ended June 30, 2017, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for both the three months ended June 30, 2018 and June 30, 2017.

Total digital revenue after intersegment eliminations increased by $80 million, or 16%, to $576 million for the three months ended June 30, 2018 from $496 million for the three months ended June 30, 2017. Total digital revenue represented 60% and 54% of consolidated revenue for the three months ended June 30, 2018 and June 30, 2017, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2018 was comprised of U.S. revenue of $297 million and international revenue of $281 million, or 51% and 49% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2017 was comprised of U.S. revenue of $266 million and international revenue of $232 million, or 53% and 47% of total digital revenue, respectively.

Recorded Music revenue increased by $32 million, or 4%, to $802 million for the three months ended June 30, 2018 from $770 million for the three months ended June 30, 2017. U.S. Recorded Music revenues were $356 million and $341 million, or 44% of consolidated Recorded Music revenues for the both three months ended June 30, 2018 and June 30, 2017. International Recorded Music revenues were $446 million and $429 million, or 56% of consolidated Recorded Music revenues for both the three months ended June 30, 2018 and June 30, 2017.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and licensing revenue, partially offset by decreases in physical revenue and artist services and expanded-rights revenue. Digital revenue increased by $71 million as a result of the continued growth in streaming services and the continued success of The Greatest Showman: Original Motion Picture Soundtrack. Revenue from streaming services grew by $88 million to $448 million for the three months ended June 30, 2018 from $360 million for the three months ended June 30, 2017 due to continued growth in streaming services and strong release performance, and was partially offset by digital download and other digital declines of $17 million to $71 million for the three months ended June 30, 2018 from $88 million for the three months ended June 30, 2017. Licensing revenue increased by $2 million primarily due to by the favorable impact of foreign currency exchange rates of $2 million. Physical revenue decreased by $33 million primarily due to the continued shift from physical revenue to digital revenue. Artist services and expanded-rights revenue decreased by $8 million primarily due to successful tours in France in the prior year with no comparative tours in the current period, partially offset by higher merchandise revenue and the favorable impact of foreign currency exchange rates of $3 million.

Music Publishing revenues increased by $9 million, or 6%, to $159 million for the three months ended June 30, 2018 from $150 million for the three months ended June 30, 2017. U.S. Music Publishing revenues were $69 million and $66 million, or 43% and 44% of Music Publishing revenues for the three months ended June 30, 2018 and June 30, 2017, respectively. International Music Publishing revenues were $90 million and $84 million, or 57% and 56%, of Music Publishing revenues for the three months ended June 30, 2018 and June 30, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $9 million, synchronization revenue of $1 million, and other revenue of $1 million, partially offset by decreases in performance revenue of $1 million and mechanical revenue of $1 million. The increase in digital revenue was due to an increase in streaming revenue of $12 million driven by the continued growth in streaming services, partially offset by a decrease in digital download revenue of $3 million.

Revenue by Geographical Location

U.S. revenue increased by $18 million, or 4%, to $425 million for the three months ended June 30, 2018 from $407 million for the three months ended June 30, 2017. U.S. Recorded Music revenue increased by $15 million, or 4%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $30 million driven by the continued success of The Greatest Showman: Original Motion Picture Soundtrack and the continued growth in streaming services. Streaming revenue increased by $40 million, partially offset by a $10 million decline in digital download revenue. This increase was partially offset by a decline in U.S. physical revenue of $15 million due to the continued shift from physical revenue to digital revenue. U.S. Music Publishing revenue increased by $3 million, or 5%, to $69 million for the three months ended June 30, 2018 from $66 million for the three months ended June 30, 2017. This was primarily driven by the increase in U.S. Music Publishing performance revenue of $2 million due to increased market share and distributions.

International revenue increased by $23 million, or 5%, to $536 million for the three months ended June 30, 2018 from $513 million for the three months ended June 30, 2017. Excluding the favorable impact of foreign currency exchange rates, International revenue decreased by $1 million or 0%. International Recorded Music revenue increased $17 million primarily due to increases in digital revenue of $41 million and licensing revenue of $1 million, partially offset by decreases in physical revenue of $18 million and artist services and expanded-rights revenue of $7 million. International Recorded Music digital revenue increased due to a $48 million increase in streaming revenue, partially offset by a $7 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to continued growth in streaming services internationally and strong release performance, including the continued success of The Greatest Showman: Original Motion Picture Soundtrack. International Recorded Music licensing revenue increased due to the favorable impact of foreign currency exchange rates of $3 million. International Recorded Music physical revenue decreased due to the continued shift from physical revenue to digital revenue, partially offset by the favorable impact of foreign currency exchange rates of $6 million. International Recorded Music artist services and expanded-rights revenue decreased due to lower concert promotion revenue internationally, mainly in France, partially offset by higher merchandise revenue and the favorable impact of foreign currency exchange rates of $3 million. International Music Publishing revenue increased by $6 million, or 7%, to $90 million for the three months ended June 30, 2018 from $84 million for the three months ended June 30, 2017. This was primarily driven by the increase in International Music Publishing digital revenue of $8 million due to an increase in streaming revenue of $8 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$366	$358	$8	2%
Product costs	165	161	4	2%
Total cost of revenues	$531	$519	$12	2%

Total cost of revenues increased by $12 million to $531 million for the three months ended June 30, 2018 from $519 million for the three months ended June 30, 2017. Expressed as a percentage of revenues, cost of revenues decreased to 55% for the three months ended June 30, 2018 from 57% for the three months ended June 30, 2017.

Artist and repertoire costs increased by $8 million, to $366 million for the three months ended June 30, 2018 from $358 million for the three months ended June 30, 2017. Artist and repertoire costs as a percentage of revenue decreased to 38% for the three months ended June 30, 2018 from 39% for the three months ended June 30, 2017, which was primarily driven by a benefit for advance recoveries of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares.

Product costs increased by $4 million, to $165 million for the three months ended June 30, 2018 from $161 million for the three months ended June 30, 2017. Product costs as a percentage of revenue decreased to 17% for the three months ended June 30, 2018 from 18% for the three months ended June 30, 2017.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$197	$166	$31	19%
Selling and marketing expense	131	115	16	14%
Distribution expense	15	15	—	—%
Total selling, general and administrative expense	$343	$296	$47	16%

(1)	Includes depreciation expense of $15 million and $13 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

Total selling, general and administrative expense increased by $47 million, or 16%, to $343 million for the three months ended June 30, 2018 from $296 million for the three months ended June 30, 2017. Expressed as a percentage of revenue, selling, general and administrative expense increased to 36% for the three months ended June 30, 2018 from 32% for the three months ended June 30, 2017.

General and administrative expense increased by $31 million, or 19%, to $197 million for the three months ended June 30, 2018 from $166 million for the three months ended June 30, 2017. The increase in general and administrative expense was primarily due to an increase in expense associated with our Senior Management Free Cash Flow Plan of $22 million, which is primarily associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation expense including severance and restructuring costs of $7 million, and an increase in facilities cost due to overlap in terms on the lease of our new Los Angeles office with our existing office leases of $3 million. Expressed as a percentage of revenue, general and administrative expense increased to 21% for the three months ended June 30, 2018 from 18% for the three months ended June 30, 2017.

Selling and marketing expense increased by $16 million, or 14%, to $131 million for the three months ended June 30, 2018 from $115 million for the three months ended June 30, 2017. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the three months ended June 30, 2018 from 13% for the three months ended June 30, 2017 mainly due to timing of marketing spend on new releases.

Distribution expense was $15 million for both the three months ended June 30, 2018 and June 30, 2017. Expressed as a percentage of revenue, distribution expense remained flat at 2% for the three months ended June 30, 2018 and June 30, 2017.

Reconciliation of Net (Loss) Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income (loss) attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$320	$141	$179	127%
Income attributable to noncontrolling interest	1	2	(1)	-50%
Net income	321	143	178	124%
Income tax expense (benefit)	61	(152)	213	-140%
(Loss) income before income taxes	382	(9)	391	—%
Other (income) expense, net	(394)	21	(415)	—%
Interest expense, net	33	36	(3)	-8%
Loss on extinguishment of debt	7	3	4	133%
Operating income	28	51	(23)	-45%
Amortization expense	56	51	5	10%
Depreciation expense	15	13	2	15%
OIBDA	$99	$115	$(16)	-14%

OIBDA

OIBDA decreased by $16 million, or 14%, to $99 million for the three months ended June 30, 2018 as compared to $115 million for the three months ended June 30, 2017 as a result of increased selling, general and administrative expense, partially offset by the impact of revenue growth. Expressed as a percentage of total revenue, OIBDA decreased to 10% for the three months ended June 30, 2018 from 13% for the three months ended June 30, 2017 largely due to increased overhead for severance and restructuring costs, and an increase in facilities costs due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases.

Depreciation expense

Our depreciation expense increased by $2 million, or 15%, to $15 million for the three months ended June 30, 2018 from $13 million for the three months ended June 30, 2017.

Amortization expense

Our amortization expense increased by $5 million, or 10%, to $56 million for the three months ended June 30, 2018 from $51 million for the three months ended June 30, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Operating income

Our operating income decreased by $23 million to $28 million for the three months ended June 30, 2018 from $51 million for the three months ended June 30, 2017. The decrease in operating income was due to the factors that led to the decrease in OIBDA.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $7 million for the three months ended June 30, 2018, which represents the discount and unamortized deferred financing costs related to the June 2018 Senior Term Loan Credit Agreement Amendment and the redemption of the remaining 6.75% Senior Notes. We recorded a loss on extinguishment of debt in the amount of $3 million for the three months ended June 30, 2017, which represents the discount and unamortized deferred financing costs related to the refinancing transactions that occurred during the three months ended June 30, 2017.

Interest expense, net

Our interest expense, net, decreased by $3 million, or 8%, to $33 million for the three months ended June 30, 2018 from $36 million for the three months ended June 30, 2017 due to the reduction in the interest rate on our debt as a result of the redemption of our 6.75% Senior Notes.

Other (income) expense, net

Other income, net, for the quarter primarily includes the gain on sale of the Spotify shares, net of estimated artist share and other related costs, of $378 million, foreign currency gains on our Euro denominated debt of $24 million, and gains on derivative liabilities of $6 million, partially offset by currency exchange losses on our intercompany loans of $11 million. This compares to foreign currency losses on our Euro denominated debt of $26 million, losses on derivative liabilities of $5 million, and a $6 million loss on investments, partially offset by currency exchange gains on our intercompany loans of $13 million in the prior year quarter.

Income tax expense (benefit)

Our income tax expense increased by $213 million to $61 million for the three months ended June 30, 2018 from $152 million of tax benefit for the three months ended June 30, 2017. The change of $213 million in income tax expense primarily relates to higher pre-tax income as a result of the gain on sale of the Spotify shares for the three months ended June 30, 2018 as compared to U.S. tax benefits related to foreign currency losses on intercompany loans and a release of the U.S. valuation allowance in the three months ended June 30, 2017.

Net Income

Net income increased by $178 million to $321 million for the three months ended June 30, 2018 from $143 million for the three months ended June 30, 2017 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $1 million for the three months ended June 30, 2018 and $2 million for the three months ended June 30, 2017.

Business Segment Results

Revenue, operating (loss) income and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Recorded Music
Revenue	$802	$770	$32	4%
Operating income	67	77	(10)	-13%
OIBDA	115	120	(5)	-4%
Music Publishing
Revenue	159	150	9	6%
Operating income	5	6	(1)	-17%
OIBDA	24	23	1	4%
Corporate expenses and eliminations
Revenue elimination	(3)	(3)	—	—%
Operating loss	(44)	(32)	(12)	38%
OIBDA loss	(40)	(28)	(12)	43%
Total
Revenue	958	917	41	4%
Operating income	28	51	(23)	-45%
OIBDA	99	115	(16)	-14%

Recorded Music

Revenues

Recorded Music revenue increased by $32 million, or 4%, to $802 million for the three months ended June 30, 2018 from $770 million for the three months ended June 30, 2017. U.S. Recorded Music revenues were $356 million and $341 million, or 44% of consolidated Recorded Music revenues for both the three months ended June 30, 2018 and June 30, 2017. International Recorded Music revenues were $446 million and $429 million, or 56% of consolidated Recorded Music revenues for both the three months ended June 30, 2018 and June 30, 2017.

The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth and strong releases as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$252	$249	$3	1%
Product costs	165	161	4	2%
Total cost of revenues	$417	$410	$7	2%

Recorded Music cost of revenues increased by $7 million, or 2%, to $417 million for the three months ended June 30, 2018 from $410 million for the three months ended June 30, 2017.  Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 31% for the three months ended June 30, 2018 from 32% for the three months ended June 30, 2017. The decrease in artist and repertoire costs was primarily due to a benefit for advance recoveries of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained flat at 21% for both the three months ended June 30, 2018 and June 30, 2017.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$134	$119	$15	13%
Selling and marketing expense	130	114	16	14%
Distribution expense	15	15	—	—%
Total selling, general and administrative expense	$279	$248	$31	13%

(1)	Includes depreciation expense of $9 million and $8 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

Recorded Music selling, general and administrative expense increased by $31 million, or 13%, to $279 million for the three months ended June 30, 2018 from $248 million for the three months ended June 30, 2017. The increase in general and administrative expense was primarily due to an increase in expense associated with our Senior Management Free Cash Flow Plan of $12 million, which is primarily associated with the increase in the fair value of our equity. The increase was also due to an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases. The increase in selling and marketing expense was primarily due to increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 35% for the three months ended June 30, 2018 from 32% for the three months ended June 30, 2017 due to the increase in expense associated with our Senior Management Free Cash Flow Plan and increase in facilities costs.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating Income	$67	$77	$(10)	-13%
Depreciation and amortization	48	43	5	12%
OIBDA	$115	$120	$(5)	-4%

Recorded Music OIBDA decreased by $5 million, or 4%, to $115 million for the three months ended June 30, 2018 from $120 million for the three months ended June 30, 2017 as a result of higher selling, general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 14% for the three months ended June 30, 2018 from 16% for the three months ended June 30, 2017.

Recorded Music operating income decreased by $10 million to $67 million for the three months ended June 30, 2018 from $77 million for the three months ended June 30, 2017 due to the factors that led to the increase in Recorded Music OIBDA noted above and an increase to amortization expense due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Music Publishing

Revenues

Music Publishing revenues increased by $9 million, or 6%, to $159 million for the three months ended June 30, 2018 from $150 million for the three months ended June 30, 2017. U.S. Music Publishing revenues were $69 million and $66 million, or 43% and 44%, of Music Publishing revenues for the three months ended June 30, 2018 and June 30, 2017, respectively. International Music Publishing revenues were $90 million and $84 million, or 57% and 56%, of Music Publishing revenues for the three months ended June 30, 2018 and June 30, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$117	$112	$5	4%
Total cost of revenues	$117	$112	$5	4%

Music Publishing cost of revenues increased by $5 million, or 4%, to $117 million for the three months ended June 30, 2018 from $112 million for the three months ended June 30, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 74% for the three months ended June 30, 2018 from 75% for the three months ended June 30, 2017, primarily due to a shift in revenue mix.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$20	$16	$4	25%
Selling and marketing expense	—	—	—	—%
Total selling, general and administrative expense	$20	$16	$4	25%

(1)	Includes depreciation expense of $2 million and $1 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

Music Publishing selling, general and administrative expense increased by $4 million, or 25%, to $20 million for the three months ended June 30, 2018 from $16 million for the three months ended June 30, 2017. General and administrative expense for the three months ended June 30, 2018 increased mainly due to increases in compensation expense and facilities costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 13% for the three months ended June 30, 2018 from 11% for the three months ended June 30, 2017.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating income	$5	$6	$(1)	17%
Depreciation and amortization	19	17	2	12%
OIBDA	$24	$23	$1	4%

Music Publishing OIBDA increased by $1 million, or 4%, to $24 million for the three months ended June 30, 2018 from $23 million for the three months ended June 30, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA remained flat at 15% for both the three months ended June 30, 2018 and June 30, 2017.

Music Publishing operating income decreased by $1 million to $5 million for the three months ended June 30, 2018 from $6 million for the three months ended June 30, 2017.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $12 million to $44 million for the three months ended June 30, 2018 from $32 million for the three months ended June 30, 2017 due to an increase in variable compensation expense associated with our Senior Management Free Cash Flow Plan, which is associated with the increase in the fair value of our equity and costs associated with transformation initiatives.

Our OIBDA loss from corporate expenses and eliminations increased by $12 million to $40 million for the three months ended June 30, 2018 from $28 million for the three months ended June 30, 2017 due to the factors that led to the increase in operating loss noted above.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 2018 Compared with Nine Months Ended June 30, 2017

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Revenue by Type
Digital	$1,491	$1,250	$241	19%
Physical	500	532	(32)	-6%
Total Digital and Physical	1,991	1,782	209	12%
Artist services and expanded-rights	264	264	—	—%
Licensing	242	207	35	17%
Total Recorded Music	2,497	2,253	244	11%
Performance	153	139	14	10%
Digital	169	136	33	24%
Mechanical	55	51	4	8%
Synchronization	90	85	5	6%
Other	9	8	1	13%
Total Music Publishing	476	419	57	14%
Intersegment eliminations	(7)	(13)	6	46%
Total Revenue	$2,966	$2,659	$307	12%
Revenue by Geographical Location
U.S. Recorded Music	$1,061	$991	$70	7%
U.S. Music Publishing	220	193	27	14%
Total U.S.	1,281	1,184	97	8%
International Recorded Music	1,436	1,262	174	14%
International Music Publishing	256	226	30	13%
Total International	1,692	1,488	204	14%
Intersegment eliminations	(7)	(13)	6	46%
Total Revenue	$2,966	$2,659	$307	12%

Total Revenue

Total revenue increased by $307 million, or 12%, to $2,966 million for the nine months ended June 30, 2018 from $2,659 million for the nine months ended June 30, 2017. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of total revenue, respectively, for both the nine months ended June 30, 2018 and June 30, 2017. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for the nine months ended June 30, 2018 and 44% and 56% of total revenue for the nine months ended June 30, 2017, respectively.

Total digital revenue after intersegment eliminations increased by $277 million, or 20%, to $1,656 million for the nine months ended June 30, 2018 from $1,379 million for the nine months ended June 30, 2017. Total digital revenue represented 56% and 52% of consolidated revenue for the nine months ended June 30, 2018 and June 30, 2017, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2018 was comprised of U.S. revenue of $854 million and international revenue of $806 million, or 51% and 49% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2017 was comprised of U.S. revenue of $756 million and international revenue of $630 million, or 55% and 45% of total digital revenue, respectively.

Recorded Music revenue increased by $244 million, or 11%, to $2,497 million for the nine months ended June 30, 2018 from $2,253 million for the nine months ended June 30, 2017. U.S. Recorded Music revenues were $1,061 million and $991 million, or 42% and 44%, of consolidated Recorded Music revenues for the nine months ended June 30, 2018 and June 30, 2017, respectively. International Recorded Music revenues were $1,436 million and $1,262 million, or 58% and 56%, of consolidated Recorded Music revenues for the nine months ended June 30, 2018 and June 30, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by increases in digital revenue and licensing revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $241 million as a result of the continued growth in streaming services. Revenue from streaming services grew by $296 million to $1,267 million for the nine months ended June 30, 2018 from $971 million for the nine months ended June 30, 2017 due to the continued growth in streaming services and strong release performance, and was partially offset by digital download and other digital declines of $55 million to $224 million for the nine months ended June 30, 2018 from $279 million for the nine months ended June 30, 2017. Licensing revenue increased by $35 million primarily due to higher broadcast fee income and increased synchronization activity. Physical revenue decreased by $32 million primarily due to the continued shift from physical revenue to digital revenue.

Music Publishing revenues increased by $57 million, or 14%, to $476 million for the nine months ended June 30, 2018 from $419 million for the nine months ended June 30, 2017. Excluding the favorable impact of foreign currency exchange rates, Music Publishing revenue increased by $42 million, or 10%. U.S. Music Publishing revenues were $220 million and $193 million, or 46% of Music Publishing revenues for both the nine months ended June 30, 2018 and June 30, 2017. International Music Publishing revenues were $256 million and $226 million, or 54%, of Music Publishing revenues for both the nine months ended June 30, 2018 and June 30, 2017.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $33 million, performance revenue of $14 million, synchronization revenue of $5 million, and mechanical revenue of $4 million. The increase in digital revenue was due to an increase in streaming revenue of $40 million due to the continued growth in streaming, partially offset by download and other digital declines of $7 million. The increase in performance revenue was attributable to increased market share and distributions. The increase in synchronization revenue was attributable to increased activity.  The increase in mechanical revenue was attributable to higher distributions.

Revenue by Geographical Location

U.S. revenue increased by $97 million, or 8%, to $1,281 million for the nine months ended June 30, 2018 from $1,184 million for the nine months ended June 30, 2017. U.S. Recorded Music revenue increased by $70 million, or 7%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $85 million due to the continued success of Ed Sheeran and the continued growth in streaming services. U.S. recorded music licensing revenue increased by $7 million due to higher broadcast fee income. These increases were partially offset by declines in U.S. physical revenue of $20 million, due to the shift from physical revenue to digital revenue, and in U.S. artist services and expanded-rights revenue of $2 million. U.S. Music Publishing revenue increased by $27 million, or 14%, to $220 million for the nine months ended June 30, 2018 from $193 million for the nine months ended June 30, 2017. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $13 million due to increases in streaming revenue of $22 million due to the continued growth in streaming services, partially offset by download declines of $9 million. U.S. performance revenue and U.S. mechanical revenue increased by $7 million and $5 million, respectively, due to increased market share and distributions.

International revenue increased by $204 million, or 14%, to $1,692 million for the nine months ended June 30, 2018 from $1,488 million for the nine months ended June 30, 2017. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $101 million or 6%. International Recorded Music revenue increased $174 million primarily due increases in digital revenue of $156 million, licensing revenue of $28 million and artist services and expanded-rights revenue of $2 million, partially offset by a decrease in physical revenue of $12 million. International Recorded Music digital revenue increased due to a $176 million increase in streaming revenue, partially offset by a $20 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to the continued success of Ed Sheeran and the continued growth in streaming services internationally.  International licensing revenue increased due to higher broadcast fee income and the favorable impact of foreign currency exchange rates of $11 million. International artist services and expanded-rights revenue increased due to the favorable impact of foreign currency exchange rates of $15 million, partially offset by successful tours in France and Italy in the prior year quarter with no comparative tours in the current year. International physical revenue decreased due to the continued shift from physical revenue to digital revenue, partially offset by the favorable impact of foreign currency exchange rates of $27 million. International Music Publishing revenue increased $30 million primarily due to increases in digital revenue of $20 million, performance revenue of $7 million, synchronization revenue of $3 million and other revenue of $1 million.

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$1,075	$973	$102	11%
Product costs	513	457	56	12%
Total cost of revenues	$1,588	$1,430	$158	11%

Total cost of revenues increased by $158 million to $1,588 million for the nine months ended June 30, 2018 from $1,430 million for the nine months ended June 30, 2017. Expressed as a percentage of revenues, cost of revenues remained flat at 54% for both the nine months ended June 30, 2018 and June 30, 2017.

Artist and repertoire costs increased by $102 million, to $1,075 million for the nine months ended June 30, 2018 from $973 million for the nine months ended June 30, 2017. Artist and repertoire costs as a percentage of revenue decreased to 36% for the nine months ended June 30, 2018 from 37% for the three months ended June 30, 2017 due to a benefit for advance recoveries of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares.

Product costs increased by $56 million, to $513 million for the nine months ended June 30, 2018 from $457 million for the nine months ended June 30, 2017. Product costs as a percentage of revenue remained flat at 17% for both the nine months ended June 30, 2018 and June 30, 2017.

Selling, general and administrative expenses

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$579	$468	$111	24%
Selling and marketing expense	383	339	44	13%
Distribution expense	51	47	4	9%
Total selling, general and administrative expense	$1,013	$854	$159	19%

(1)	Includes depreciation expense of $41 million and $38 million for the nine months ended June 30, 2018 and June 30, 2017, respectively.

Total selling, general and administrative expense increased by $159 million to $1,013 million for the nine months ended June 30, 2018 from $854 million for the nine months ended June 30, 2017. Expressed as a percentage of revenue, selling, general and administrative expense increased to 34% for the nine months ended June 30, 2018 from 32% for the nine months ended June 30, 2017.

General and administrative expense increased by $111 million, or 24%, to $579 million for the nine months ended June 30, 2018 from $468 million for the nine months ended June 30, 2017. The increase in general and administrative expense was mainly due to an increase in expense associated with our Senior Management Free Cash Flow Plan of $30 million, which is primarily associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation expense, including severance and restructuring costs, of $59 million, and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases of $10 million. Expressed as a percentage of revenue, general and administrative expense increased to 20% for the nine months ended June 30, 2018 from 18% for the nine months ended June 30, 2017.

Selling and marketing expense increased by $44 million, or 13%, to $383 million for the nine months ended June 30, 2018 from $339 million for the nine months ended June 30, 2017. Expressed as a percentage of revenue, selling and marketing expense remained flat at 13% for both the nine months ended June 30, 2018 and June 30, 2017.

Distribution expense increased by $4 million, or 9%, to $51 million for the nine months ended June 30, 2018 from $47 million for the nine months ended June 30, 2017. Expressed as a percentage of revenue, distribution expense remained flat at 2% for both the nine months ended June 30, 2018 and June 30, 2017.

Reconciliation of Net (Loss) Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$321	$182	$139	76%
Income attributable to noncontrolling interest	4	5	(1)	-20%
Net income	325	187	138	74%
Income tax expense (benefit)	132	(132)	264	—%
Income before income taxes	457	55	402	—%
Other (income) expense, net	(392)	21	(413)	—%
Interest expense, net	105	112	(7)	-6%
Loss on extinguishment of debt	31	35	(4)	-11%
Operating income	201	223	(22)	-10%
Amortization expense	164	152	12	8%
Depreciation expense	41	38	3	8%
OIBDA	$406	$413	$(7)	-2%

OIBDA

OIBDA decreased by $7 million, or 2%, to $406 million for the nine months ended June 30, 2018 as compared to $413 million for the nine months ended June 30, 2017 as a result of higher selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA decreased to 14% for the nine months ended June 30, 2018 from 16% for the nine months ended June 30, 2017.

Depreciation expense

Our depreciation expense increased by $3 million, or 8%, to $41 million for the nine months ended June 30, 2018 from $38 million for the nine months ended June 30, 2017.

Amortization expense

Our amortization expense increased by $12 million, or 8%, to $164 million for the nine months ended June 30, 2018 from $152 million for the nine months ended June 30, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Operating income

Our operating income decreased by $22 million to $201 million for the nine months ended June 30, 2018 from $223 million for the nine months ended June 30, 2017. The decrease in operating income was due to the factors that led to the decrease in OIBDA, as noted above.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $31 million for the nine months ended June 30, 2018, which represents the premium paid on early redemption and unamortized deferred financing costs related to the June 2018 Senior Term Loan Credit Agreement Amendment, the redemption of the 6.75% Senior Notes and the December 2017 Senior Term Loan Credit Agreement Amendment. We recorded a loss on extinguishment of debt in the amount of $35 million for the nine months ended June 30, 2017, which represents the premium paid on early redemption and unamortized deferred financing costs related to the refinancing transactions that occurred during the nine months ended June 30, 2017. See Note 5 of our Consolidated Financial Statements for further discussion.

Interest expense, net

Our interest expense, net, decreased by $7 million, or 6%, to $105 million for the nine months ended June 30, 2018 from $112 million for the nine months ended June 30, 2017 due to lower interest rates as a result of refinancing transactions.

Other (income) expense, net

Other income, net for the year primarily includes the gain on sale of the Spotify shares, net of estimated artist share and other related costs, of $378 million, foreign currency gains on our Euro denominated debt of $7 million, gains on derivative liabilities of $4 million, and a $7 million gain on investments, partially offset by currency exchange losses on intercompany loans of $3 million. This compares to a loss on our Euro denominated debt of $15 million and a $12 million loss on investments, partially offset by a gain on derivative investments of $2 million in the prior year quarter.

Income tax expense (benefit)

Our income tax expense increased by $264 million to $132 million for the nine months ended June 30, 2018 compared to $132 million of income tax benefit for the nine months ended June 30, 2017.  The change of $264 million in income tax expense primarily relates to higher pre-tax income as a result of the gain on sale of the Spotify shares and U.S. tax expense of $17 million for the reduction of our net U.S. deferred tax assets as a result of the change in the U.S. corporate statutory tax rate included in the nine months ended June 30, 2018 as compared to U.S. tax benefits related to foreign currency losses on intercompany loans and a release of the U.S. valuation allowance in the nine months ended June 30, 2017.

Our assessment of the final impacts of the Tax Act is dependent on, among other things, future changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes with respect to the Tax Act.

Net Income

Net income increased by $138 million to $325 million for the nine months ended June 30, 2018 from $187 million for the nine months ended June 30, 2017 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $4 million for the nine months ended June 30, 2018 and $5 million for the nine months ended June 30, 2017.

Business Segment Results

Revenue, operating income and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Recorded Music
Revenue	$2,497	$2,253	$244	11%
Operating income	276	269	7	3%
OIBDA	415	397	18	5%
Music Publishing
Revenue	476	419	57	14%
Operating income	45	45	—	—%
OIBDA	101	97	4	4%
Corporate expenses and eliminations
Revenue elimination	(7)	(13)	6	-46%
Operating loss	(120)	(91)	(29)	32%
OIBDA loss	(110)	(81)	(29)	36%
Total
Revenue	2,966	2,659	307	12%
Operating income	201	223	(22)	-10%
OIBDA	406	413	(7)	-2%

Recorded Music

Revenues

Recorded Music revenue increased by $244 million, or 11%, to $2,497 million for the nine months ended June 30, 2018 from $2,253 million for the nine months ended June 30, 2017. U.S. Recorded Music revenues were $1,061 million and $991 million, or 42% and 44%, of consolidated Recorded Music revenues for the nine months ended June 30, 2018 and June 30, 2017, respectively. International Recorded Music revenues were $1,436 million and $1,262 million, or 58% and 56% of consolidated Recorded Music revenues for the nine months ended June 30, 2018 and June 30, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by strong releases and streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$761	$710	$51	7%
Product costs	513	457	56	12%
Total cost of revenues	$1,274	$1,167	$107	9%

Recorded Music cost of revenues increased by $107 million, or 9%, to $1,274 million for the nine months ended June 30, 2018 from $1,167 million for the nine months ended June 30, 2017.  Artist and repertoire costs as a percentage of revenue decreased to 31% for the nine months ended June 30, 2018 from 32% for the nine months ended June 30, 2017 due to a benefit for advance recoveries of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares. Product costs as a percentage of revenue increased to 21% for the nine months ended June 30, 2018 from 20% for the nine months ended June 30, 2017. Expressed as a percentage of Recorded Music revenue, Recorded Music cost of revenues decreased to 51% for the nine months ended June 30, 2017 from 52% for the nine months ended June 30, 2017.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$406	$332	$74	22%
Selling and marketing expense	377	334	43	13%
Distribution expense	51	47	4	9%
Total selling, general and administrative expense	$834	$713	$121	17%

(1)	Includes depreciation expense of $26 million and $24 million for the nine months ended June 30, 2018 and June 30, 2017, respectively.

Recorded Music selling, general and administrative expense increased by $121 million, or 17%, to $834 million for the nine months ended June 30, 2018 from $713 million for the nine months ended June 30, 2017. The increase in Recorded Music selling, general and administrative expense was primarily due to an increase in expense of $18 million associated with our Senior Management Free Cash Flow Plan, which is primarily associated with the increase in the fair value of our equity. The increase was also due to increases in other employee related compensation including severance and restructuring costs and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases. Expressed as a percentage of revenue, selling and marketing expense remained flat at 15% for both the nine months ended June 30, 2018 and June 30, 2017. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 33% for the nine months ended June 30, 2018 from 32% for the nine months ended June 30, 2017 due to the increase in expense associated with our Senior Management Free Cash Flow Plan and increase in facilities costs.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating Income	$276	$269	$7	3%
Depreciation and amortization	139	128	11	9%
OIBDA	$415	$397	$18	5%

Recorded Music OIBDA increased by $18 million, or 5%, to $415 million for the nine months ended June 30, 2018 from $397 million for the nine months ended June 30, 2017 as a result of higher Recorded Music revenues. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA decreased to 17% for the nine months ended June 30, 2018 from 18% for the nine months ended June 30, 2017.

Recorded Music operating income increased by $7 million to $276 million for the nine months ended June 30, 2018 from $269 million for the nine months ended June 30, 2017 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $57 million, or 14%, to $476 million for the nine months ended June 30, 2018 from $419 million for the nine months ended June 30, 2017. U.S. Music Publishing revenues were $220 million and $193 million, or 46% of Music Publishing revenues for both the nine months ended June 30, 2018 and June 30, 2017. International Music Publishing revenues were $256 million and $226 million, or 54% of Music Publishing revenues for both the nine months ended June 30, 2018 and June 30, 2017.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$321	$276	$45	16%
Total cost of revenues	$321	$276	$45	16%

Music Publishing cost of revenues increased by $45 million, or 16%, to $321 million for the nine months ended June 30, 2018 from $276 million for the nine months ended June 30, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 67% for the nine months ended June 30, 2018 from 66% for the nine months ended June 30, 2017.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$58	$49	$9	18%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$59	$50	$9	18%

(1)	Includes depreciation expense of $5 and $4 million for the nine months ended June 30, 2018 and June 30, 2017, respectively.

Music Publishing selling, general and administrative expense increased by $9 million, or 18%, to $59 million for the nine months ended June 30, 2018 from $50 million for the nine months ended June 30, 2017. General and administrative expense for the nine months ended June 30, 2018 increased primarily due to an increase in compensation expense and facilities costs. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 12% for both the nine months ended June 30, 2018 and June 30, 2017.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating income	$45	$45	$—	—%
Depreciation and amortization	56	52	4	-8%
OIBDA	$101	$97	$4	4%

Music Publishing OIBDA increased by $4 million to $101 million for the nine months ended June 30, 2018 from $97 million for the nine months ended June 30, 2017 as a result of higher Music Publishing revenue, as noted above. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 21% for the nine months ended June 30, 2018 from 23% for the nine months ended June 30, 2017.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $29 million to $120 million for the nine months ended June 30, 2018 from $91 million for the nine months ended June 30, 2017 due mainly to an increase in variable compensation expense associated with our Senior Management Free Cash Flow Plan, which is associated with the increase in the fair value of our equity, and costs associated with transformation initiatives.

Our OIBDA loss from corporate expenses and eliminations increased by $29 million to $110 million for the nine months ended June 30, 2018 from $81 million for the nine months ended June 30, 2017 due to the factors that led to the increase in operating loss noted above.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at June 30, 2018

At June 30, 2018, we had $2.814 billion of debt (which is net of $30 million of deferred financing costs), $905 million of cash and equivalents (net debt of $1.909 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $175 million of Warner Music Group Corp. equity. This compares to $2.811 billion of debt (which is net of $29 million of deferred financing costs), $647 million of cash and equivalents (net debt of $2.164 billion) and $293 million of Warner Music Group Corp. equity at September 30, 2017.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2018 and June 30, 2017 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Nine Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating Activities	$265	$309
Investing Activities	451	(6)
Financing Activities	(453)	(97)

Operating Activities

Cash provided by operating activities was $265 million for the nine months ended June 30, 2018 as compared with cash provided by operating activities of $309 million for the nine months ended June 30, 2017. The $44 million decrease in cash provided by operating activities was due to the timing of royalty payables and timing of variable compensation payments.

Investing Activities

Cash provided by investing activities was $451 million for the nine months ended June 30, 2018 as compared with cash used in investing activities of $6 million for the nine months ended June 30, 2017. The $451 million of cash provided by investing activities in the nine months ended June 30, 2018 consisted of $516 million of proceeds from sale of investments, partially offset by $40 million of capital expenditures, which has increased due to investment in IT and costs incurred related to the build-out of our Los Angeles office, $14 million of investments and acquisitions and $11 million to acquire music publishing rights. The $6 million of cash used in investing activities in the nine months ended June 30, 2017 consisted of $9 million of business investments and acquisitions, $11 million to acquire music publishing rights and $29 million of capital expenditures, partially offset by $43 million proceeds from divestitures.

Financing Activities

Cash used in financing activities was $453 million for the nine months ended June 30, 2018 compared to $97 million for the nine months ended June 30, 2017. The $453 million of cash used in financing activities for the nine months ended June 30, 2018 consisted of the repayment of and deposit for Acquisition Corp.’s 6.75% Senior Notes of $635 million, special cash dividends paid of $425 million, call premiums paid on and redemption deposit for early redemption of $23 million, deferred financing costs paid of $12 million, and a distribution to our non-controlling interest holders of $3 million, partially offset by proceeds from issuance of Acquisition Corp.’s 5.50% Senior Notes of $325 million, and proceeds from the issuance of Acquisition Corp.’s Senior Term Loan Facility of $320 million. The $97 million of cash used in financing activities for the nine months ended June 30, 2017 consisted of the repayment of Acquisition Corp.’s 6.00% Senior Secured Notes of $450 million, repayment of Acquisition Corp.’s 6.25% Senior Secured Notes of $173 million, repayment of Acquisition Corp.’s 5.625% Senior Secured Notes of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $13 million, special cash dividends paid of $54 million, and a distribution to our non-controlling interest holders of $4 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Senior Secured Notes of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million.

There were no drawdowns on the Revolving Credit Facility during the nine months ended June 30, 2018 or the nine months ended June 30, 2017.

On August 7, 2018, our Board of Directors declared a special cash dividend of $500 million to be paid on August 10, 2018 to stockholders of record as of August 7, 2018.

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

Existing Debt as of June 30, 2018

As of June 30, 2018, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	1,309
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297
4.125% Senior Secured Notes due 2024— Acquisition Corp. (e)	395
4.875% Senior Secured Notes due 2024— Acquisition Corp. (f)	247
5.50% Senior Notes due 2026—Acquisition Corp. (g)	320
Total long-term debt, including the current portion (h)	$2,814

(a)

Reflects $180 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $12 million at June 30, 2018. There were no loans outstanding under the Revolving Credit Facility at June 30, 2018.

(b)	Principal amount of $1.326 billion less unamortized discount of $4 million and unamortized deferred financing costs of $13 million at June 30, 2018.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at June 30, 2018.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at June 30, 2018.
(e)	Face amount of €345 million. Above amounts represent the dollar equivalent of such notes. Principal amount of $399 million less unamortized deferred financing costs of $4 million at June 30, 2018.
(f)	Principal amount of $250 million less unamortized deferred financing costs of $3 million at June 30, 2018.
(g)	Principal amount of $325 million less unamortized deferred financing costs of $5 million at June 30, 2018.
(h)	Principal amount of debt of $2.848 billion less unamortized discount of $4 million and unamortized deferred financing costs of $30 million at June 30, 2018.

For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of June 30, 2018.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended June 30, 2018. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect WMG Acquisition Corp. (in millions, except ratio):

Twelve Months Ended June 30, 2018
Net Income	$287
Income tax expense	113
Interest expense, net	142
Depreciation and amortization	265
Loss on extinguishment of debt (a)	31
Net gain on divestitures and sale of securities (b)	(15)
Restructuring costs (c)	42
Net hedging gains and foreign exchange losses (d)	3
Management fees (e)	9
Transaction costs (f)	2
Business optimization expenses (g)	20
Equity based compensation expense (h)	96
Other non-cash charges (i)	20
Pro forma impact of certain transactions (j)	15
Pro Forma Consolidated EBITDA (k)	$1,030
Senior Secured Indebtedness (l)	$2,323
Leverage Ratio (m)	2.26x

(a)

Reflects net loss incurred on the early extinguishment of our debt incurred as part of the December 2017 and June 2018 Senior Term Loan Credit Agreement Amendments and the redemption of the 6.75% Senior Notes.

(b)	Reflects net gain on divestitures and sale of securities.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net losses from hedging activities and unrealized losses due to foreign exchange on our Euro denominated debt and intercompany transactions.
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
(k)

The Pro Forma Consolidated EBITDA as of the twelve months ended June 30, 2018 includes a net gain of $389 million, pre-tax, related to the sale of the Spotify shares acquired in the ordinary course of business.

(l)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.523 billion less cash of $200 million.
(m)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended June 30, 2018. This is calculated net of cash and equivalents of the Company as of June 30, 2018 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under the Revolving Credit Facility is less than or equal to $54 million at the end of a fiscal quarter.

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

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2017, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2018, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2017.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad, that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2018, the Company had outstanding hedge contracts for the sale of $109 million and the purchase of $64 million of foreign currencies at fixed rates. Subsequent to June 30, 2018, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2018, assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates, the fair value of the foreign exchange forward contracts would have decreased by $5 million. Because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.848 billion of principal debt outstanding at June 30, 2018, of which $1.326 billion was variable rate debt and $1.522 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At June 30, 2018, 53% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2018, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $320 million of U.S. dollar denominated variable rate debt the Company has entered into interest rate swaps to effectively convert the floating interest rates to fixed interest on a portion of its debt.

Based on the level of interest rates prevailing at June 30, 2018, the fair value of the fixed rate and variable rate debt was approximately $2.872 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $14 million or increase the fair value of the fixed rate debt by approximately $15 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

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

Upon remand to the District Court, all defendants, including the Company, filed a renewed motion to dismiss challenging, among other things, plaintiffs’ state law claims and standing to bring certain claims. The renewed motion was based mainly on arguments made in defendants’ original motion to dismiss, but not addressed by the District Court. On July 18, 2011, the District Court granted defendants’ motion in part, and denied it in part. Notably, all claims on behalf of the CD-purchaser class were dismissed with prejudice. However, a wide variety of state and federal claims remain for the class of Internet download purchasers. On March 19, 2014, plaintiffs filed a motion for class certification. Plaintiffs filed an operative consolidated amended complaint on September 25, 2015. The Company filed its answer to the fourth amended complaint on October 9, 2015, and filed an amended answer on November 3, 2015. A mediation took place on February 22, 2016, but the parties were unable to reach a resolution. On July 18, 2017, the District Court denied plaintiffs’ motion for class certification. On August 1, 2017, plaintiffs filed a petition with the Second Circuit seeking permission to appeal the district court’s order denying class certification. On August 11, 2017, defendants filed their opposition to plaintiffs’ petition.  On December 8, 2017, the Second Circuit denied plaintiffs’ request for leave to appeal the District Court’s order denying their motion for class certification. On May 8, 2018, the parties filed a joint stipulation to voluntarily dismiss the case with prejudice, and on May 15, 2018, the District Court dismissed the case.

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

10.1*

Fifth Incremental Amendment, dated as of June 7, 2018, among WMG Acquisition Corp., the other loan parties thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2018, filed on August 7, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

August 7, 2018

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)