Form 10-K
period 2018-09-30
Warner Music Group Corp.
filed 2018-12-20
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no public market for the Registrant’s common stock. As of December 20, 2018 the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,052. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on current expectations, estimates, forecasts and projections about the industry in which we operate, management’s beliefs and assumptions. Words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We disclaim any duty to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Introduction

Warner Music Group Corp. (the “Company”) was formed on November 21, 2003. We are the direct parent of WMG Holdings Corp. (“Holdings”), which is the direct parent of WMG Acquisition Corp. (“Acquisition Corp.”). Acquisition Corp. is one of the world’s major music-based content companies.

Acquisition of Warner Music Group by Access Industries

Pursuant to the Agreement and Plan of Merger, dated as of May 6, 2011 (the “Merger Agreement”), by and among the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), a Delaware limited liability company (“Parent”) and an affiliate of Access Industries, Inc. (“Access”), and Airplanes Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), on July 20, 2011 (the “Merger Closing Date”), Merger Sub merged with and into the Company with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”). In connection with the Merger, the Company delisted its common stock from the New York Stock Exchange (the “NYSE”). The Company continues to voluntarily file with the U.S. Securities and Exchange Commission (the “SEC”) current and periodic reports that would be required to be filed with the SEC pursuant to Section 15(d) of the Exchange Act as provided for in certain covenants contained in the instruments covering its outstanding indebtedness. All of the Company’s common stock is owned by affiliates of Access.

Our Company

We are one of the world’s major music-based content companies. Our company is composed of two businesses: Recorded Music and Music Publishing. We believe we are the world’s third-largest recorded music company and also the world’s third-largest music publishing company. We are a global company, generating over half of our revenues in more than 50 countries outside of the United States. We generated revenues of $4.005 billion during the fiscal year ended September 30, 2018.

Our Recorded Music business produces revenue primarily through the marketing, sale and licensing of recorded music in various physical (such as CDs, Vinyl and DVDs) and digital (such as streaming and downloads) formats. We have one of the world’s largest and most diverse recorded music catalogs. Our Recorded Music business also benefits from additional revenue streams associated with artists, including merchandising, fan clubs, sponsorships, concert promotions and artist management, among other areas. Some of these revenues streams are generated through rights we receive in our recording agreements. We often refer to these rights as “artist services and expanded-rights” and to the recording agreements which provide us with participations in such rights as “expanded-rights deals” or “360° deals.” We have also made a number of recent acquisitions aimed at expanding our Recorded Music business, including Sodatone, a premier artist and repertoire (“A&R”) insight tool, UPROXX, one of the most influential media brands for youth culture; Spinnin’ Records, one of the world’s leading independent electronic music companies; Songkick, the live music and ticketing destination, and in October 2018 the acquisition of EMP Merchandising, one of Europe’s leading specialty music and entertainment merchandise e-tailers. Prior to intersegment eliminations, our Recorded Music business generated revenues of $3.360 billion during the fiscal year ended September 30, 2018.

Our Music Publishing business owns and acquires rights to musical compositions, exploits and markets these compositions, and receives royalties or fees for their use. We publish music across a broad range of musical styles and hold rights in over one million copyrights from over 70,000 songwriters and composers. Prior to intersegment eliminations, our Music Publishing business generated revenues of $653 million during the fiscal year ended September 30, 2018.

We maintain an Internet site at www.wmg.com. Our website and the information posted on it or connected to it shall not be deemed to be incorporated by reference into this Annual Report.

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

Chappell & Intersong Music Group, including Chappell & Co., a company whose history dates back to 1811, was acquired in 1987, expanding our Music Publishing business. We continue to diversify our presence through acquisitions and joint ventures with various labels, such as our acquisition of Ryko in 2006, our acquisition of a majority interest in Roadrunner Music Group B.V. (“Roadrunner”) in 2007 (we also acquired the remaining interest in Roadrunner in 2010), the acquisition of Spinnin’ in 2017, and the acquisition of music publishing catalogs and businesses, such as the Non-Stop Music production music catalog in 2007 and Southside Independent Music Publishing in 2011.

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

Evergreen Catalog of Recorded Music and Music Publishing Content and Vibrant Roster of Recording Artists and Songwriters. We believe the depth and quality of our Recorded Music and Music Publishing catalogs stand out, with a collection of owned and controlled evergreen recordings and songs that generate steady cash flows. We believe these assets demonstrate our historical success in developing talent and will help to attract future talent in order to enable our continued success. We have been able to consistently attract, develop and retain successful recording artists and songwriters. Our talented A&R teams are focused on finding and nurturing future successful recording artists and songwriters, as evidenced by our roster of recording artists and songwriters and our recent successes in our Recorded Music and Music Publishing businesses. We believe our relative size, the strength and experience of our management team, our ability to respond to industry and consumer trends and challenges, our diverse array of genres, our large catalog of hit recordings and songs and our A&R skills will help us continue to generate steady cash flows.

Highly Diversified Revenue Base. Our revenue base is derived largely from recurring sources such as our Recorded Music and Music Publishing catalogs and new recordings and songs from our roster of recording artists and songwriters. In any given year, only a small percentage of our total revenue depends on recording artists and songwriters without an established track record and our revenue base does not depend on any single recording artist, songwriter, recording or song. We have built a large and diverse catalog of recordings and songs that covers a wide breadth of musical styles, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. We are a significant player in each of our major geographic regions. Continuing to enter into additional expanded-rights deals and to build and acquire artist services capabilities will further diversify the revenue base of our Recorded Music business, and we continue to make selective investments in established and emerging markets.

Flexible Cost Structure with Low Capital Expenditure Requirements. We have a highly variable cost structure, with substantial discretionary spending and minimal capital requirements beyond improving our IT infrastructure. We have contractual flexibility with regard to the timing and amounts of advances paid to recording artists and songwriters as well as discretion regarding future investment in new recording artists and songwriters, which allows us to respond to changing industry conditions. Our significant discretion with regard to the timing and expenditure of variable costs provides us with considerable flexibility in managing our expenses. In addition, our capital expenditure maintenance requirements are predictable. In fiscal years 2017 and 2018 we incurred additional capital expenditures in connection with the consolidation of our West Coast operations, and the relocation of our United States shared services center to Nashville. We also continue to focus on cost control by seeking sensible opportunities to convert fixed costs to variable costs, to enhance our effectiveness, flexibility, structure and performance by reducing and realigning long-term costs and continuing to implement changes to better align our workforce with the changing nature of the music industry by continuing to shift resources from our physical sales channels to efforts focused on digital distribution and emerging technologies and other new revenue streams.

Continued Transition to Higher-Margin Digital Platforms. We derive revenue from different digital business models and products, including digital streaming of both audio and video content and digital downloads of single tracks and albums. We have established ourselves as a leader in the music industry’s transition to the digital era by expanding our distribution channels through strong partnerships and developing innovative products and services to further leverage our content and rights. For the fiscal year ended September 30, 2018, digital revenue represented approximately 56% of our total revenue versus 52% for the fiscal year ended September 30, 2017 and in fiscal years 2017 and 2018 digital streaming was our largest source of Recorded Music revenue. We have integrated the development of innovative digital products and strategies throughout our business and have established a culture of product innovation. Through our digital initiatives we have established strong relationships with our customers and have become a leader in the expanding worldwide digital music business. Due to the absence of certain costs associated with physical products, such as manufacturing, distribution, inventory and returns, we continue to experience higher margins on our digital product offerings than our physical product offerings.

Strong Management Team and Strategic Investor. Our management team has continued to successfully implement our business strategy, including delivering strong results in our digital business, delivering a steadily increasing flow of new music and continuing to diversify our revenue mix. At the same time, management has remained vigilant in managing costs and maintaining financial flexibility. During fiscal year 2013, our management team successfully completed the PLG Acquisition and related financing. During fiscal years 2012 to 2018, management completed several refinancings of our debt, lowering interest expenses and in October 2018 financed the acquisition of EMP Merchandising. In addition, since our acquisition by Access in July 2011, we have benefited from our partnership with Access, which has provided us with strategic direction and planning support to help us manage the ongoing transition in the music industry.

Our Strategy

We expect to increase revenues and cash flow through the following business strategies:

Attract, Develop and Retain Established and Emerging Recording Artists and Songwriters. A critical element of our strategy is to produce a steadily increasing flow of new music by finding, developing and retaining recording artists and songwriters who achieve long-term success. We expect to enhance the value of our assets by continuing to attract and develop new recording artists and songwriters with staying power and market potential. Our A&R teams seek to sign talented recording artists who will generate a meaningful level of revenues and increase the enduring value of our catalog on an ongoing basis. We also work to identify promising songwriters who write musical compositions that will augment the lasting value and stability of our music publishing catalog. We regularly evaluate our recording artist and songwriter rosters to ensure that we remain focused on developing the most promising and profitable talent and are committed to maintaining financial discipline in evaluating agreements with artists. We will also continue to evaluate opportunities to add to our catalog or acquire or make investments in companies engaged in businesses that are similar or complementary to ours on a selective basis.

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

Capitalize on Digital Distribution and Emerging Technologies. We are embracing commercial innovation and believe the growth of digital formats will continue to produce new means for the distribution, exploitation and monetization of the assets of our Recorded Music and Music Publishing businesses. We believe that the continued development of legitimate online and mobile channels for the consumption of music-based content and increasing access to digital music services present significant promise and opportunity for the music industry. Legitimate digital music services offer ease of use, discovery, quality, portability and seamlessness relative to illegal alternatives. We intend to continue to extend our global reach by executing deals with new partners and developing optimal business models that will enable us to monetize our content across various platforms, services and devices. For the year ended September 30, 2018, our Recorded Music digital revenue significantly exceeded physical revenue. We also intend to continue to support and invest in emerging technologies, including artificial intelligence, artificial reality, virtual reality, high-resolution audio, mobile messaging, social and other technologies to continue to build new revenue streams and position us for long-term growth.

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

Contain Digital Piracy. Containing piracy continues to be a major focus of the music industry and we, along with the rest of the industry, continue to take multiple measures through the development of new business models, technological innovation, litigation, education and the promotion of legislation and voluntary agreements to combat piracy, including filing civil lawsuits, participating in education programs, lobbying for tougher anti-piracy legislation and other initiatives to preserve the value of music copyrights. We expect that the effectiveness of technological measures to deter piracy will continue to improve including the ability to automate large-scale takedowns of infringing links, the identification of major brands advertising on rogue sites, sending notices via ISPs to repeat infringers and website/domain blocking and takedowns of infringing mobile applications. We believe these actions and technologies, in addition to the expansive growth of legitimate online and mobile music offerings, will help to limit the revenue lost to digital piracy. Research conducted by AudienceNet, a recognized third-party market research firm, on behalf of the International Federation of the Phonographic Industry (“IFPI”), shows that the net incidence of music being consumed based on some form of copyright infringement across 18 key countries in 2018 reached 38%, with ‘streamripping’ being the dominant form. However, pirated content only accounted for 7% of total music listening time in a typical week, eclipsed by legitimate sources of music such as radio and licensed audio and video streaming services.

Recorded Music (84% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2018, 2017 and 2016)

Our Recorded Music business primarily consists of the discovery and development of artists and the related marketing, distribution and licensing of recorded music produced by such artists. We play an integral role in virtually all aspects of the recorded music value chain from discovering and developing talent to producing music and marketing and promoting artists and their products.

In the United States, our Recorded Music operations are conducted principally through our major record labels— Atlantic Records and Warner Bros. Records. In October 2018, we launched Elektra Music Group in the Unites States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music operations through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to an expanded universe of digital partners, including digital streaming services such as Amazon, Apple, Deezer, Napster, SoundCloud, Spotify, Tencent and YouTube, digital radio services such as iHeart Radio, Pandora and Sirius XM and digital download services such as Apple’s iTunes and Google Play.

We have integrated the exploitation of digital content into all aspects of our business, including A&R, marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We have diversified our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. We have built and acquired artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create. We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as concert promotion and management has permitted us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows us to more effectively connect artists and fans.

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

In the United States, our major record labels identify potentially successful recording artists, sign them to recording agreements, collaborate with them to develop recordings of their work and market and sell or license these finished recordings to legitimate digital channels and retail stores. Increasingly, we are also expanding our participation in image and brand rights associated with artists, including merchandising, sponsorships, touring and artist management. Our labels scout and sign talent across all major music genres, including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, alternative, folk, blues, gospel and other Christian music. Internationally, we market and sell U.S. and local repertoire through our network of affiliates and licensees in more than 50 countries. With a roster of local artists performing in various local languages throughout the world, we have an ongoing commitment to developing local talent aimed at achieving national, regional or international success.

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

Representative Worldwide Recorded Music Artists

A Boogie wit da Hoodie	Deftones	James Blunt	My Chemical Romance	Sigur Rós
A-ha	Jason Derulo	Katherine Jenkins	Nek	Simple Plan
Air	Disturbed	Jane's Addiction	New Order	Skillet
Alt-J	Donkeyboy	Jethro Tull	Nickelback	Skrillex
Andra Day	The Doors	Johnny Hallyday	Stevie Nicks	Slipknot
Jean-Louis Aubert	DRAM	Julien Clerc	Nico and Vinz	The Smiths
Avenged Sevenfold	Dream Theater	k.d. lang	Notorious B.I.G.	Spandau Ballet
Frankie Ballard	Duran Duran	Kehlani	Paolo Nutini	Regina Spektor
The Baseballs	Eagles	Kid Rock	Opeth	Staind
Jeff Beck	Brett Eldrege	Killswitch Engage	Pablo Alborán	Rod Stewart
Gary Clark Jr.	Eliza Doolittle	Kobukuro	Panic! At the Disco	The Streets
Biffy Clyro	Missy Elliott	Kodak Black	Pantera	Sturgill Simpson
Big Smo	The Enemy	Korn	Paramore	Alain Souchon
Billy Talent	Enya	Kraftwerk	Partynextdoor	Stone Sour
Birdy	Jimmy Fallon	Jana Kramer	Laura Pausini	Stone Temple Pilots
The Black Keys	Flaming Lips	Larry the Cable Guy	Pendulum	Superfly
Black Sabbath	Fleetwood Mac	Hugh Laurie	Christina Perri	Cole Swindell
Blur	Flo Rida	Led Zeppelin	Peter Fox	Mariya Takeuchi
Miguel Bosé	Aretha Franklin	Ligabue	Tom Petty	Tegan and Sara
Michelle Branch	Foreigner	Lil Pump	Pink Floyd	Tina Turner
Bruno Mars	fun.	Lil Uzi Vert	Plan B	Tinie Tempah
Michael Bublé	Galantis	Lily Allen	Portugal. The Man	Theory of a Deadman
Cardi B	Kevin Gates	Linkin Park	Primal Scream	Trans-Siberian Orchestra
The Cars	Genesis	Dua Lipa	Prince	Trey Songz
Tracy Chapman	Rhiannon Giddens	Lynyrd Skynyrd	Charlie Puth	Ty Dolla $ign
Ray Charles	Gloriana	M. Pokora	The Ramones	Jolin Tsai
Charlie XCX	Lukas Graham	Machine Head	Randy Travis	Twenty One Pilots
Cher	Gojira	Christophe Maé	Red Hot Chili Peppers	Twisted Sister
Chicago	Goo Goo Dolls	Magic System	Bebe Rexha	Uncle Kracker
Eric Clapton	Josh Groban	Maná	Damien Rice	Van Halen
Kelly Clarkson	Grateful Dead	Melanie Martinez	Kenny Rogers	Westernhagen
Coldplay	Green Day	Mastodon	Roxette	Whitesnake
Ornette Coleman	Gorillaz	matchbox twenty	Rudimental	Wilco
Phil Collins	Gucci Mane	MC Solaar	Rumer	Wiz Khalifa
John Coltrane	David Guetta	Bette Midler	Rush	The Wombats
Alice Cooper	Halestorm	Luis Miguel	Todd Rundgren	Yes
The Corrs	Hard-Fi	Mac Miller	Alejandro Sanz	YFN Lucci
Crosby, Stills & Nash	Emmylou Harris	Kylie Minogue	Seal	Neil Young
Daft Punk	Hunter Hayes	Janelle Monáe	Sean Paul	Young the Giant
Dan + Shay	The Head and the Heart	The Monkees	Seeed	Young Thug
Danger Mouse	Faith Hill	Ashley Monroe	Ed Sheeran	Youssou N’Dour
David Bowie	Nipsey Hussle	Jason Mraz	Blake Shelton	Zac Brown Band
Death Cab for Cutie	Iron Maiden	Muse	Shinedown	ZZ Top

Recording Artists’ Contracts

Our artists’ contracts define the commercial relationship between our recording artists and our record labels. We negotiate recording agreements with artists that define our rights to use the artists’ copyrighted recordings. In accordance with the terms of the contract, the artists receive royalties based on sales and other forms of exploitation of the artists’ recorded works. We customarily provide up-front payments to artists called advances, which are recoupable by us from future royalties otherwise payable to artists. We also typically pay costs associated with the recording and production of albums, which in certain countries are treated as advances recoupable by us from future royalties. Our typical contract for a new artist covers a sufficient number of master recordings to constitute a single initial album and provides us with a series of options to acquire subsequent albums from the artist. Royalty rates and advances are often increased for subsequent albums for which we have exercised our options. Many of our contracts contain a commitment from the record label to fund video production costs, at least a portion of which in certain countries is treated as advances recoupable by us from future royalties.

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

While the duration of the contract may vary, our contracts typically grant us ownership for the duration of copyright. See “Intellectual Property-Copyrights.” United States copyright law permits authors or their estates to terminate an assignment or license of copyright (for the United States only) after a set period of time in certain circumstances. See “Risk Factors—We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

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

The marketing and promotion of recorded music is carefully coordinated to create the greatest sales momentum, while maintaining financial discipline. We have significant experience in our marketing and promotion departments, which we believe allows us to achieve an optimal balance between our marketing expenditure and the eventual sales of our artists’ recordings. We use a budget-based approach to plan marketing and promotions, and we monitor all expenditures related to each release to ensure compliance with the agreed-upon budget. These planning processes are regularly evaluated based on updated artist retail sales reports, streaming service playlists and radio airplay data, so that a promotion plan can be quickly adjusted if necessary.

Manufacturing, Packaging and Physical Distribution

Technicolor SA, a technology provider for the media and entertainment sectors, which acquired in 2015 the North American optical disc manufacturing and distribution assets from Cinram Group Inc., is currently our primary supplier of manufacturing, packaging and physical distribution services in the U.S. and Canada. We also have arrangements with other suppliers and distributors, in addition to Technicolor, as part of our manufacturing, packaging and physical distribution network throughout the rest of the world. We believe that the pricing terms of our manufacturing, packaging and physical distribution agreements reflect market rates.

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

The digital sales channel has become an important sales channel within our business. We currently partner with a broad range of digital service providers, such as Amazon, Apple, Deezer, KKBox, Napster, Spotify, Telefonica, Tencent, YouTube and Google, and are actively seeking to develop and grow our digital business. Online sales also include sales of traditional physical formats through both the online distribution arms of traditional retailers such as fye.com and walmart.com and traditional online physical retailers such as amazon.com, bestbuy.com and barnesandnoble.com. In addition, digital service providers sell digital music on a per-album or per-track basis. Various mobile service providers also offer their subscribers the ability to stream or download music on mobile devices. In digital formats, per-unit costs related directly to physical products such as manufacturing, distribution, inventory and return costs do not apply. While there are some digital-specific variable costs and infrastructure investments needed to produce, market and sell digital products, it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales.  We sell our physical recorded music products through a variety of different retail and wholesale outlets including music specialty stores, general entertainment specialty stores, supermarkets, mass merchants and discounters, independent retailers and other traditional retailers. Although some of our retailers are specialized, many of our customers offer a substantial range of products other than music.

Our agreements with digital service providers generally last one to three years. We believe that the short-term nature of our agreements enables us to maintain the flexibility that we need given the continuing changes to digital business models.

We enter into agreements with these service providers to make our masters available for access in digital formats (e.g., streaming, and digital downloads). We then provide digital assets for our masters to these service providers in an accessible form. Our agreements with these service providers establish our fees for the distribution of our product, which vary based on the type of product being distributed. We typically receive accounting reports from these service providers on a monthly basis, detailing the distribution activity, with payments rendered on a monthly basis.

Our business has historically been seasonal. In the recorded music business, purchases have historically been heavily weighted towards the last three months of the calendar year. However, since the emergence of digital sales, we have noted our business is becoming less seasonal in nature and driven more by the timing of our releases. As digital revenue continues to increase as a percentage of our total revenue, this may continue to affect the overall seasonality of our business. However, seasonality with respect to the sale of music in new formats, such as digital, is still developing.

Music Publishing (16% of consolidated revenues, before intersegment eliminations, for each of the fiscal years ended September 30, 2018, 2017 and 2016)

While recorded music is focused on exploiting a particular recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, our Music Publishing business garners a share of the revenues generated from use of the composition.

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

Music Publishing Portfolio

Representative Songwriters

Rhett Akins	Ben Hayslip	Tim Nichols
Steve Aoki	Brett James	Nickelback
Beyoncé	Jay Z	Paramore
Belly	Juanes	Katy Perry
Brothers Osborne	Ian Kirkpatrick	Plain White T’s
Brody Brown	Kool & the Gang	Cole Porter
James Brown	Kygo	The Ramones
Bruno Mars	Lady Antebellum	Pricilla Renea
Michael Bublé	Kendrick Lamar	Damien Rice
busbee	Led Zeppelin	Rihanna
Captain Cuts	Lil Wayne	Liz Rose
Harry Chapin	Little Big Town	Mort Shuman
Eric Clapton	Tove Lo	Stephen Sondheim
Dido	Madonna	Staind
Dream	Maná	Chris Stapleton
Dr. Dre	Curtis Mayfield	A Thousand Horses
fun.	Johnny Mercer	Justin Tranter
Nicole Galyon	George Michael	Twenty One Pilots
Kenneth Gamble and Leon Huff	Julia Michaels	Kurt Weill
George and Ira Gershwin	Lin-Manuel Miranda	Barry White
Brantley Gilbert	Nick Monson	John Williams
Lukas Graham	Van Morrison	Pharrell Williams
Green Day	Muse	Wiz Kalifa
Halestorm	Kacey Musgraves	Wolf Cousins
Jerome Harmon	Dave Mustaine	Rob Zombie

Representative Songs

1950s and Prior	1960s	1970s
As Time Goes By	Build Me Up Buttercup	A Horse With No Name
Dream A Little Dream Of Me	Everyday People	Ain’t No Stopping Us Now
Frosty The Snowman	For What It’s Worth	Cat's In The Cradle
Jingle Bell Rock	I Only Want To Be With You	Hot Stuff
Misty	Save The Last Dance For Me	Killing Me Softly
Night And Day	This Magic Moment	Layla
Summertime	Viva Las Vegas	Listen To The Music
That's All Right	Walk On By	Moondance
When I Fall In Love	When A Man Loves A Woman	Stairway To Heaven
Winter Wonderland	Whole Lotta Love	Star Wars Theme

1980s	1990s	2000s	2010 and after
Celebration	Believe	American Idiot	7 Years
Danger Zone	Closing Time	Crazy	Another Day In The Sun
Endless Love	Creep	Crazy In Love	Drunk In Love
Eye Of The Tiger	End Of The Road	Gotta Be Somebody	Firework
Flashdance	Gonna Make You Sweat	Hey There Delilah	Glad You Came
Jump	Livin’ La Vida Loca	Home	Just The Way You Are
Like A Prayer	Macarena	I Kissed A Girl	My Shot
Morning Train	MMMBop	Rockstar	Sorry
Slow Hand	Sunny Came Home	Umbrella	Uptown Funk
The Wind Beneath My Wings	This Kiss	White Flag	We Are Young

Music Publishing Royalties

Warner/Chappell, as a copyright owner and/or administrator of copyrighted musical compositions, is entitled to receive royalties for the exploitation of musical compositions. We continually add new musical compositions to our catalog, and seek to acquire rights in songs that will generate substantial revenue over the long term.

Music publishers generally receive royalties pursuant to public performance, digital, mechanical, synchronization, and other licenses. In the United States, music publishers collect and administer mechanical royalties, and statutory rates are established by the U.S. Copyright Act of 1976, as amended, for the royalty rates applicable to musical compositions for sales of recordings embodying those musical compositions. In the United States, public performance royalties are typically administered and collected by performing rights organizations and in most countries outside the United States, collection, administration and allocation of both mechanical and performance income are undertaken and regulated by governmental or quasi-governmental authorities. Throughout the world, each synchronization license is generally subject to negotiation with a prospective licensee and, by contract, music publishers pay a contractually required percentage of synchronization income to the songwriters or their heirs and to any co-publishers.

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

Performance: performance of the song to the general public

•	Broadcast of music on television, radio and cable
•	Live performance at a concert or other venue (e.g., arena concerts, nightclubs)
•	Broadcast of music at sporting events, restaurants or bars
•	Performance of music in staged theatrical productions

Digital: sale of recorded music in various digital formats and digital performance of songs to the general public

•	Digital recordings such as streaming services and digital downloads

Mechanical: sale of recorded music in various physical formats

•	Physical recordings such as CDs, vinyl and DVDs

Synchronization: use of the song in combination with visual images

•	Films or television programs
•	Television commercials
•	Video games
•	Merchandising, toys or novelty items

Other:

•	Licensing of copyrights for use in printed sheet music

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

While the duration of the contract may vary, many of our contracts grant us ownership and/or administration rights for the duration of copyright. See “Intellectual Property-Copyrights.” U.S. copyright law permits authors or their estates to terminate an assignment or license of copyright (for the U.S. only) after a set period of time. See “Risk Factors—We face a potential loss of catalog to the extent that our recording artists have a right to recapture rights in their recordings under the U.S. Copyright Act.”

Competition

In both Recorded Music and Music Publishing we compete based on price (to retailers in recorded music and to various end users in music publishing), on marketing and promotion (including both how we allocate our marketing and promotion resources as well as how much we spend on a dollar basis) and on artist signings. We believe we currently compete favorably in these areas.

Our Recorded Music business is also dependent on technological development, including access to, selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. Due to online piracy, we have been forced to compete with illegal channels such as unauthorized, online, peer-to-peer filesharing and CD-R activity. See “Industry Overview—Recorded Music—Piracy.” Additionally, we compete, to a lesser extent, for disposable consumer income with alternative forms of entertainment, content and leisure activities, such as cable and satellite television, motion pictures and video games in physical and digital formats.

The recorded music industry is highly competitive based on consumer preferences, and is rapidly changing. At its core, the recorded music business relies on the exploitation of artistic talent. As such, competitive strength is predicated upon the ability to continually develop and market new artists whose work gains commercial acceptance. According to Music and Copyright, in 2017, the three largest major record companies were Universal Music Group, Sony Music Entertainment and us, which collectively accounted for 68% of worldwide recorded music sales. There are many mid-sized and smaller players in the industry that accounted for the remaining 32%, including independent music companies. Universal Music Group was the market leader with a 30% worldwide market share in 2017 after absorbing the bulk of the recorded music assets of the former EMI in late 2012, followed by Sony Music Entertainment with a 22% share. We held a 16% share of worldwide recorded music sales globally in 2017.

The music publishing business is also highly competitive. The top three music publishers collectively accounted for 59% of the market. Based on Music & Copyright’s most recent estimates published in May 2018, Sony/ATV was the market leader in music publishing in 2017 with a 27% share (reflecting its administration of the EMI music publishing assets).  Universal Music Publishing was the second largest music publisher with a 20% share, followed by us at 12%. There are many mid-sized and smaller players in the industry that account for the remaining 41%, including many individual songwriters who publish their own works.

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

Technological changes have focused attention on the need for new legislation that will adequately protect the rights of producers. We actively lobby in favor of industry efforts to increase copyright protection and support the efforts of organizations such as the Recording Industry Association of America (“RIAA”), IFPI and the World Intellectual Property Organization.

Trademarks

We consider our trademarks to be valuable assets to our business. As such, we endeavor to register our major trademarks in every country where we believe the protection of these trademarks is important for our business. Our major trademarks include Asylum, Atlantic, Elektra, EMP, Parlophone, Reprise, Rhino, Sire, Spinnin’, Warner/Chappell and WEA. We also use certain trademarks pursuant to royalty-free license agreements. Of these, the duration of the license relating to the WARNER and WARNER MUSIC marks and “W” logo is perpetual. The duration of the license relating to the WARNER BROS. RECORDS mark and WB & Shield designs is fifteen years and three months from February 29, 2004. Each of the licenses may be terminated under certain limited circumstances, which may include material breaches of the agreement, certain events of insolvency, and certain change of control events if we were to become controlled by a major filmed entertainment company. We actively monitor and protect against activities that might infringe, dilute, or otherwise harm our trademarks.

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

Employees

As of September 30, 2018, we employed approximately 4,660 persons worldwide, including temporary and part-time employees. None of our employees in the U.S. are subject to a collective bargaining agreement, although certain employees in our non-domestic companies are covered by national labor agreements. We believe that our relationship with our employees is good.

INDUSTRY OVERVIEW

Recorded Music

Recorded music is one of the primary mediums of entertainment for consumers worldwide and in calendar year 2017, according to IFPI, generated $17.27 billion in trade value of sales. Over time, major recorded music companies have built significant recorded music catalogs, which are long-lived assets that are exploited year after year. The exploitation of catalog material is typically more profitable than that of new releases, given lower development costs and more limited marketing costs. Through the end of the third calendar quarter of 2018 (i.e., the week ending September 27, 2018), according to Nielsen’s Music Connect system, 63% of all calendar year-to-date U.S. album unit sales, plus track-equivalent album sales and stream-equivalent on-demand album consumption, came from recordings more than 18 months old.

According to IFPI, the top five territories (the U.S., Japan, Germany, the U.K., and France) collectively accounted for 71% of the related sales in the recorded music market in calendar year 2017. The U.S., which is the most significant exporter of music, is also the largest territory for recorded music sales, constituting 34% of total calendar year 2017 recorded music sales on a trade value basis. The U.S. and Japan are largely local music markets, with 93% and 87% of their calendar year 2015 physical music sales consisting of domestic repertoire, respectively. In contrast, markets like the U.K. have higher percentages of international sales, with international repertoire in that territory constituting 42% of physical music sales.

There has been a major shift in distribution of recorded music from specialty shops towards mass-market and online outlets in recent years. Online sales of physical product as well as digital downloads have grown, and according to the market research firm NPD, record/entertainment/electronics stores’ share of U.S. music sales totaled 18% in 2009. U.S. mass-market and other stores’ share grew from 38% in calendar 1999 to 54% in calendar year 2004, and with the subsequent growth of sales via online channels, their share contracted to 28% in calendar year 2008. Mass-market retailers accounted for 15% of total industry unit sales calculated on a total album plus digital track equivalent (ten tracks per album) unit basis in the U.S. in calendar year 2017, according to SoundScan data. In addition, revenues resulting from music streaming services now represent the majority of the overall recorded music market in the U.S. Data published by the RIAA shows that when the streaming category was taken into account, it was responsible for 75% of total year-to-date estimated industry retail value through the first half of calendar year 2018. In terms of genre, R&B/hip-hop remained the most popular style of music in the U.S. overall, representing 31% of the music purchased and consumed on streaming services in the U.S. through the first half of calendar year 2018, as captured and calculated by Nielsen Entertainment, although genres such as rock, pop, and Latin music are also popular and outperform in specific formats.

According to RIAA, from calendar years 1990 to 1999, the U.S. recorded music industry grew at a compound annual growth rate of 7.6%. This growth, largely paralleled around the world, was driven by demand for music, the replacement of vinyl and cassettes with CDs, price increases and strong economic growth. The industry began experiencing negative growth rates in calendar year 1999, on a global basis, primarily driven by an increase in digital piracy. Other drivers of this decline were and are the overall recessionary economic environment, bankruptcies of record retailers and wholesalers, growing competition for consumer discretionary spending and retail shelf space and the maturation of the CD format, which slowed the historical growth pattern of recorded music sales. Since that time, annual dollar sales of physical music product in the U.S. are estimated to have declined at a compound annual growth rate of 12%, although there was a 2.5% year-over-year increase recorded in 2004. In calendar year 2017, the physical business experienced a 4% year-over-year decline on a value basis.  However, U.S. performance figures for the market overall in calendar year 2017, as well as through the first half of calendar year 2018, reflected year-over-year increases in estimated retail revenues of 17% and 10%, respectively, suggesting that revenues from streaming services are offsetting declines in other formats. While the 8% year-over-year increase in global trade revenues reported by IFPI for calendar year 2017 also indicates that the climate may be improving, the experience varies by market, with some markets still being adversely impacted to varying degrees by differing penetration levels of piracy-enabling technologies, such as broadband access and CD-R technology, and economic conditions.

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

The music publishing market has proven to be more resilient than the recorded music market in recent years as revenue streams other than mechanical royalties are largely unaffected by piracy, and are benefiting from additional sources of income from digital exploitation of music in streaming and downloads. The worldwide professional music publishing market was estimated to have generated $4.92 billion in revenues in calendar year 2017 according to figures published in May 2018 by Music & Copyright.

In addition, major publishers have the opportunity to generate significant value by the acquisition of other music publishers by extracting cost savings (as acquired libraries can be administered with little incremental cost) and by increasing revenues through more aggressive monetization efforts.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Annual Report, certain risk factors should be considered carefully in evaluating our business. The risks and uncertainties described below may not be the only ones facing us. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” following this Item 1A. Risk Factors.

Risks Related to Our Business

We may be unable to compete successfully in the highly competitive markets in which we operate and we may suffer reduced profits as a result.

The industries in which we operate are highly competitive, have experienced ongoing consolidation among major music companies and are driven by consumer preferences that are rapidly changing. Additionally, they require substantial human and capital resources. We compete with other recorded music companies and music publishers to identify and sign new recording artists and songwriters who subsequently achieve long-term success and to renew agreements with established artists and songwriters. In addition, our competitors may from time to time increase the amounts they spend to discover, or to market and promote, recording artists and songwriters or reduce the prices of their products in an effort to expand market share. We may lose business if we are unable to sign successful recording artists or songwriters or to match the prices of the products offered by our competitors. Our Recorded Music business competes not only with other recorded music companies, but also with the recorded music efforts of live events companies and recording artists who may choose to distribute their own works and other companies that may choose to sign direct deals with artists or labels, such as Spotify. Our Music Publishing business competes not only with other music publishing companies, but also with songwriters who publish their own works and other service providers such as Kobalt Music. Our Recorded Music business is to a large extent dependent on technological developments, including access to and selection and viability of new technologies, and is subject to potential pressure from competitors as a result of their technological developments. For example, our Recorded Music business may be further adversely affected by technological developments that facilitate the piracy of music, such as Internet peer-to-peer filesharing and CD-R activity, by an inability to enforce our intellectual property rights in digital environments and by a failure to develop successful business models applicable to a digital environment. The Recorded Music business also faces competition from other forms of entertainment and leisure activities, such as cable and satellite television, motion pictures and videogames in physical and digital formats.

If the recorded music industry fails to grow or streaming revenue fails to grow at a sufficient rate to offset download and physical sales declines, our prospects and our results of operations may be adversely affected.

In the last several years, recorded music sales have been increasing following a long period of decline, while legal digital music has experienced rapid growth since 2003, and revenue growth from streaming has emerged. In fact, growth in digital sales offset declines in physical sales in 2015, 2016 and 2017 and continued to do so in 2018. Streaming revenue is important as it is offsetting declines in downloads and physical sales and represents a growing area of our Recorded Music business. According to IFPI, digital downloads accounted for 20% of global digital revenues in 2017. Streaming revenue, which includes revenue from ad-supported and subscription services, accounted for 71% of digital revenues in 2017, up 11 percentage points year-over-year. Although revenues from digital downloads fell by 21% in 2017, the decline was offset by an increase in streaming revenue, helping total digital revenues grow by 19%. Streaming models comprise a range of margins. For some streaming models, our margins are superior to those for downloads and for others, our margins are slightly less. We expect these trends to continue to impact our results for the foreseeable future. There can be no assurance that this growth pattern will persist or that digital revenue will grow at a rate sufficient to offset declines in physical sales. A declining recorded music industry is likely to lead to reduced levels of revenue and operating income generated by our Recorded Music business. Additionally, a declining recorded music industry is also likely to have a negative impact on our Music Publishing business, which generates a significant portion of its revenues from sales and other exploitation of recorded music.

There may be downward pressure on our pricing and our profit margins and reductions in shelf space.

There are a variety of factors that could cause us to reduce our prices and reduce our profit margins. They are, among others, price competition from the sale of motion pictures and videogames in physical and digital formats, the negotiating leverage of mass merchandisers, big-box retailers and distributors of digital music, the increased costs of doing business with mass merchandisers and big-box retailers as a result of complying with operating procedures that are unique to their needs and any changes in costs or profit margins associated with our digital business, including the impact of ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws. Due to “safe harbor” defenses, revenue from ad-supported music services do not fully reflect increases in consumption. In addition, we are currently dependent on a small number of leading digital music services, which allows them to significantly influence the prices we can charge in connection with the distribution of digital music. Over the course of the last decade, U.S. mass-market and other stores’ share of U.S. physical music sales has continued to grow. While we cannot predict how future competition will impact music retailers, as the music industry continues to transform it is possible that the share of music sales by a small number of leading mass-market retailers such as Walmart and Target, as well as online retailers and digital music services such as Amazon, Apple Music, Spotify and Tencent will continue to grow, which could further increase their negotiating leverage and put pressure on profit margins. Also, some large retailers may reduce or eliminate shelf space dedicated to music, which could negatively impact our revenues. See “—We are substantially dependent on a limited number of digital music services for the online sale or other exploitation of our music and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.”

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

We have positioned ourselves to take advantage of digital technology as a sales distribution channel and believe that the continued development of legitimate channels for digital music distribution holds promise for us. Digital revenue streams of all kinds are important to offset continued declining revenue from physical CD sales. However, legitimate channels for digital distribution have existed for less than 20 years and we cannot predict their long-term impact on our business. In digital formats, certain costs associated with physical products such as manufacturing, distribution, inventory and return costs do not apply. Partially eroding that benefit are increases in mechanical copyright royalties payable to music publishers that only apply in the digital space. While there are some digital-specific variable costs and infrastructure investments necessary to produce and sell music in digital formats, we believe it is reasonable to expect that we will generally derive a higher contribution margin from digital sales than physical sales. However, we cannot be sure that we will generally continue to achieve higher margins from digital sales especially as an ever greater percentage of our digital revenue comes from sources other than downloads. Any legitimate digital distribution channel that does develop may result in lower or less profitable sales for us than comparable physical sales. In addition, the mix of digital services is changing and not all services will be equally remunerative. Ad-supported music services, some of which may be able to avail themselves of “safe harbor” defenses against copyright infringement actions under copyright laws, may be substitutional for more remunerative paid services. Furthermore, as new distribution channels continue to develop, we may have to implement systems to process royalties on new revenue streams for potential future distribution channels that are not currently known. These new distribution channels could also result in increases in the number of transactions that we need to process. If we are not able to successfully expand our processing capability or introduce technology to allow us to determine and pay royalty amounts due on these new types of transactions in a timely manner, we may experience processing delays or reduced accuracy as we increase the volume of our digital sales, which could have a negative effect on our relationships with artists and brand identity.

We are substantially dependent on a limited number of digital music services for the online sale or other exploitation of our music and they are able to significantly influence the pricing structure for online music stores and may not correctly calculate royalties under license agreements.

We derive an increasing portion of our revenues from sales of music through digital distribution channels. We are currently dependent on a small number of leading digital music services that sell consumers digital music. We have limited ability to increase our wholesale prices to digital service providers as a small number of digital service providers control much of the legitimate digital music business. If these providers were to adopt a lower pricing model or if there were structural changes to other pricing models, we may receive substantially less for our music, which could cause a material reduction in our revenues, unless it is offset by a corresponding increase in the number of transactions. We currently enter into short-term contracts with some digital music providers or provide our content on an at will basis to others. There can be no assurance that we will be able to renew or enter into new contracts with any digital music provider.  Additionally, digital music services at present accept and make available for sale or other exploitation all the recordings that we and other distributors deliver to them. However, if digital music services in the future decide to limit the types or amount of music they will accept from music-based content owners like us, our revenues could be significantly reduced.

Under our license agreements and relevant statutes, we receive royalties from digital music services in order to stream or otherwise offer our content. The determination of the amount and timing of such payments is complex and subject to a number of variables, including the revenue generated, the type of content offered and the country in which it is sold, identification of the appropriate license holder, and the service tier on which content is sold, among other variables. As a result, we may not be paid appropriately for the license of our content. Failure to be accurately paid our royalties may adversely affect our business, operating results, and financial condition.

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

Due to the nature of our business, our results of operations, cash flows, and valuation of our common stock may fluctuate significantly from period to period.

Our net sales, operating income and profitability, like those of other companies in the music business, are largely affected by the number and quality of albums that we release or that include musical compositions published by us, timing of release schedules and, more importantly, the consumer demand for these releases. We also make advance payments to recording artists and songwriters, which impact our operating cash flows. The timing of album releases and advance payments is largely based on business and other considerations and is made without regard to the impact of the timing of the release on our financial results. In addition, certain of our license agreements with digital music services contain minimum guarantees and/or require that we are paid minimum guarantee payments. We report results of operations quarterly and our results of operations and cash flows in any reporting period may be materially affected by the timing of releases and advance payments and minimum guarantees, which may result in significant fluctuations from period to period. In addition, in 2013, we adopted a senior executive incentive compensation program that pays annual bonuses to certain executives based on our free cash flow and offers participants the opportunity to share in appreciation of our common stock. As the valuation of our common stock fluctuates, this may also result in fluctuations in our operating results from period to period and, as payments related to the equity portion of the program are made beginning in calendar 2018, cash flows.

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

We expect to increase revenues and cash flow through a business strategy which requires us, among other things, to continue to maximize the value of our music assets, to significantly reduce costs to maximize flexibility and adjust to new realities of the market, to continue to act to contain digital piracy and to diversify our revenue streams into growing segments of the music business by capitalizing on digital distribution and emerging technologies, entering into expanded-rights deals with recording artists and by operating our artist services businesses.

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

Our success depends, in part, upon the continuing contributions of our executive officers, however, there is no guarantee that they will not leave. Some of our executive officers have employment arrangements. In fiscal year 2018, we did not have a direct employment arrangement with our CEO and certain of our other executive officers have at-will employment letters. Our CEO and each of our executive officers who have at-will employment letters have elected to participate in our Senior Management Free Cash Flow Plan, and the at-will employment letters were a condition to their participation in the plan. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects.

A significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability.

Mechanical royalties and performance royalties are two of the main sources of income to our Music Publishing business and mechanical royalties are a significant expense to our Recorded Music business. In the United States, mechanical royalty rates are set every five years pursuant to an administrative process under the U.S. Copyright Act, unless rates are determined through industry negotiations, and performance royalty rates are determined by negotiations with performing rights societies, the largest of which, ASCAP and BMI, are subject to a consent decree rate-setting process if negotiations are unsuccessful. Outside the United States, mechanical and performance royalty rates are typically negotiated on an industry-wide basis. In most territories outside the United States, mechanical royalties are based on a percentage of wholesale prices for physical product and based on a percentage of consumer prices for digital products. The mechanical and performance royalty rates set pursuant to such processes may adversely affect us by limiting our ability to increase the profitability of our Music Publishing business. If the mechanical and performance royalty rates are set too high it may also adversely affect us by limiting our ability to increase the profitability of our Recorded Music business. In addition, rates our Recorded Music business receives in the United States for webcasting and satellite radio are set every five years by an administrative process under the U.S. Copyright Act unless rates are determined through industry negotiations. It is important as sales continue to shift from physical to diversified distribution channels that we receive fair value for all of the uses of our intellectual property as our business model now depends upon multiple revenue streams from multiple sources. The rates set for Recorded Music and Music Publishing income sources through collecting societies or legally prescribed rate-setting processes could have a material adverse impact on our business prospects.

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

As of September 30, 2018, we had $1.692 billion of goodwill and $154 million of indefinite-lived intangible assets. Financial Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends in the music industry. We performed an annual assessment, at July 1, 2018, of the recoverability of our goodwill and indefinite-lived intangibles as of September 30, 2018, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill and indefinite-lived intangible assets. If the value of the acquired goodwill or acquired indefinite-lived intangible assets is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $1.851 billion of definite-lived intangible assets as of September 30, 2018. Financial Accounting Standard Board (“FASB”) ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended September 30, 2018. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.

Unfavorable currency exchange rate fluctuations could adversely affect our results of operations.

The reporting currency for our financial statements is the U.S. dollar. We have substantial assets, liabilities, revenues and costs denominated in currencies other than U.S. dollars. To prepare our consolidated financial statements, we must translate those assets, liabilities, revenues and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar versus other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. These translations could result in significant changes to our results of operations from period to period. Prior to intersegment eliminations, 56% of our revenues related to operations in foreign territories for the fiscal year ended September 30, 2018. From time to time, we enter into foreign exchange contracts to hedge the risk of unfavorable foreign currency exchange rate movements. During the current fiscal year, we have hedged a portion of our material foreign currency exposures related to royalty payments remitted between our foreign affiliates and our U.S. affiliates.

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

In an effort to make our information technology, or IT, more efficient and increase our IT capabilities and reduce potential disruptions, as well as generate cost savings, we outsource a significant portion of our IT infrastructure functions to third-parties. This outsourcing initiative is a component of our ongoing strategy to monitor our costs and to seek additional cost savings. As a result, we rely on third parties to ensure that our IT needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over IT processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. In addition, in an effort to make our finance and accounting functions more efficient, as well as generate cost savings, we outsource certain finance and accounting functions. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business. We may outsource other back-office functions in the future, which would increase our reliance on third parties.

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future and our restructuring efforts may not be successful or generate expected cost savings.

The recorded music industry continues to undergo substantial change. These changes continue to have a substantial impact on our business. Following the 2004 acquisition of substantially all of the interests of the recorded music and music publishing business of Time Warner, we implemented a broad restructuring plan in order to adapt our cost structure to the changing economics of the music industry. Since then, we have continued to shift resources from our physical sales channels to efforts focused on digital sales channels, emerging technologies and other new revenue streams. In addition, in order to help mitigate the effects of the recorded music transition, we continue our efforts to reduce overhead and manage our variable and fixed-cost structure to minimize any impact. In addition, as PLG had meaningful operational overlap with our existing business we implemented a restructuring and integration plan and achieved cost savings in conjunction with the PLG Acquisition. In fiscal year 2018, we completed the creation of our new center of excellence for U.S. financial shared services in Nashville, Tennessee, which combined our U.S. transactional financial functions in one location. To establish the new center, we moved some of our U.S. departments to Nashville.

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

As a result of the Merger, affiliates of Access indirectly own all of our common stock, and the actions that Access undertakes as our sole ultimate shareholder may differ from or adversely affect the interests of debt holders. Because Access ultimately controls our voting shares and those of all of our subsidiaries, it has the power, among other things, to affect our legal and capital structure and our day-to-day operations, as well as to elect our directors and those of our subsidiaries, to change our management and to approve any other changes to our operations. In addition, Access previously set the compensation for Stephen Cooper, our CEO, pursuant to an arrangement between Mr. Cooper and Access, and we reimbursed Access for any compensation paid to Mr. Cooper pursuant to the Management Agreement (as defined later in this Annual Report). As of October 1, 2016, Mr. Cooper became an employee of ours paid directly by the Company. Access also provides us with financial, investment banking, management, advisory and other services pursuant to the Management Agreement, for which we pay Access a specified annual fee, plus expenses, and a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. Access also has the power to direct us to engage in strategic transactions, with or involving other companies in our industry, including acquisitions, combinations or dispositions, and the acquisition of certain assets that may become available for purchase, and any such transaction could be material. Any such transaction would carry the risks set forth above under “—If we acquire, combine with or invest in other businesses, we will face certain risks inherent in such transactions.”

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

We engage in a wide array of online activities and are thus subject to a broad range of related laws and regulations including, for example, those relating to privacy, consumer protection, data retention and data protection, online behavioral advertising, geo-location tracking, text messaging, e-mail advertising, mobile advertising, content regulation, defamation, age verification, the protection of children online, social media and other Internet, mobile and online-related prohibitions and restrictions. The regulatory framework for privacy and data security issues worldwide has become increasingly burdensome and complex, and is likely to continue to be so for the foreseeable future. Practices regarding the collection, use, storage, transmission, security and disclosure of personal information by companies operating over the Internet and mobile platforms are receiving ever-increasing public scrutiny. The U.S. government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for even greater regulation for the collection of information concerning consumer behavior on the Internet and mobile platforms, including regulation aimed at restricting certain targeted advertising practices, the use of location data and disclosures of privacy practices in the online and mobile environments, including with respect to online and mobile applications. State governments are engaged in similar legislative and regulatory activities. In addition, privacy and data security laws and regulations around the world are being implemented rapidly and evolving. These new and evolving laws (including the European Union General Data Protection Regulation effective on May 25, 2018) are likely to result in greater compliance burdens for companies with global operations. Globally, many government and consumer agencies have also called for new regulation and changes in industry practices with respect to information collected from consumers, electronic marketing and the use of third-party cookies, web beacons, and similar technology for online behavioral advertising.

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

We are highly leveraged. As of September 30, 2018, our total consolidated indebtedness, net of deferred financing costs, was $2.819 billion. In addition, we would have been able to borrow up to $172 million under our Revolving Credit Facility (as defined later in this Annual Report) as of September 30, 2018 (after giving effect to approximately $8 million of letters of credit outstanding under our Revolving Credit Facility as of September 30, 2018).

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in the indentures governing our outstanding notes as well as under the Senior Credit Facilities (as defined later in this Annual Report). If new indebtedness is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

The indentures governing our outstanding notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional debt or issue certain preferred shares;
•	create liens on certain debt;
•	pay dividends on or make distributions in respect of our capital stock or make investments or other restricted payments;
•	sell certain assets;
•	pay dividends to us (in the case of our restricted subsidiaries) or make certain other intercompany transfers;
•	enter into certain transactions with our affiliates; and
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets.

In addition, the credit agreements governing the Senior Credit Facilities contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•	pay dividends on, and redeem and purchase, equity interests;
•	make other restricted payments;
•	make prepayments on, redeem or repurchase certain debt;
•	incur certain liens;
•	make certain loans and investments;
•	incur certain additional debt;
•	enter into guarantees and hedging arrangements;
•	enter into mergers, acquisitions and asset sales;
•	enter into transactions with affiliates;
•	change the business we and our subsidiaries conduct;
•	pay dividends or make distributions;
•	amend the terms of subordinated debt and unsecured bonds; and
•	make certain capital expenditures.

Our ability to borrow additional amounts under the revolving portion of the Senior Credit Facilities depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants. In addition, under the credit agreement governing the revolving portion of our Senior Credit Facilities, a financial maintenance covenant is applicable if at the end of a quarter the outstanding amount of loans and letters of credit is in excess of $54 million.

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

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The indentures governing our outstanding notes and the credit agreements governing the Senior Credit Facilities will not fully prohibit us, Holdings or our subsidiaries from incurring additional indebtedness under certain circumstances. If we, Holdings or our subsidiaries are in compliance with certain incurrence ratios set forth in such indentures, we, Holdings or our subsidiaries may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness.

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

Special Note Regarding Forward-Looking Statements

We have made various statements in this Annual Report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “believe,” “intend,” “plan,” “may,” “should,” “could,” “would,” “likely,” “projection,” “outlook” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward looking statements. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements, except as required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own studio and office facilities and also lease certain facilities in the ordinary course of business. Our worldwide headquarters are currently located at 1633 Broadway, New York, New York 10019, under a long-term lease ending July 31, 2029. The lease also includes a single option for us to extend the term for either five years or ten years. In addition, under certain conditions, we have the ability to lease additional space in the building and have a right of first refusal with regard to certain additional space.  We also have a long-term lease ending on December 31, 2019, for office space in a building located at 3400 West Olive Avenue, Burbank, California 91505, used primarily by our Recorded Music business. We also have a lease ending on February 28, 2019 for office space at 10585 Santa Monica Boulevard, Los Angeles, California 90025, used primarily by our Music Publishing business. On October 7, 2016, we entered into a lease agreement for new office space located in the Ford Factory Building at 777 S. Santa Fe Avenue, Los Angeles, California, 90021, to be used as our new Los Angeles, California headquarters, beginning on August 1, 2017 for an initial term of 12 years and 9 months with a single option to extend the term of the lease for 10 years. We also own other property and lease facilities elsewhere throughout the world as necessary to operate our businesses. We consider our properties adequate for our current needs.

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company. On August 23, 2018, the Company filed a stipulation of discontinuance without prejudice as to the state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York which has not yet been scheduled.

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

There is no established public trading market for any class of our common equity. As of December 20, 2018, there were 1,052 shares of our common stock outstanding. Affiliates of Access currently own 100% of our common stock.

Dividend Policy

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Senior Term Loan Facility and the Revolving Credit Facility.

The Company intends to institute a regular quarterly dividend whereby we would intend to pay modest regular quarterly dividends in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness.  We expect to pay the first dividend under this policy in the second quarter of fiscal 2019.  The declaration of each dividend will continue to be at the discretion of the Board.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary balance sheet data as of September 30, 2018 and September 30, 2017, and the statement of operations and other data for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016 have been derived from our audited financial statements included in this Annual Report and should be read in conjunction with the audited financial statements and other financial information presented elsewhere herein. The selected financial information set forth below for all other periods has been derived from our audited financial statements that are not included in this Annual Report.

The following table sets forth our selected historical financial and other data as of the dates and for the periods ended:

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2018	2017	2016	2015	2014
	(in millions)
Statement of Operations Data:
Revenues	$4,005	$3,576	$3,246	$2,966	$3,027
Net income (loss) attributable to Warner Music Group Corp. (1)	307	143	25	(91)	(308)

Balance Sheet Data (at period end):
Cash and equivalents	$514	$647	$359	$246	$157
Total assets	5,344	5,718	5,335	5,574	5,852
Total debt (including current portion of long-term debt)	2,819	2,811	2,778	2,947	2,973
Warner Music Group Corp. (deficit) equity	(334)	293	195	221	371

Cash Flow Data:
Cash flows provided by (used in):
Operating activities	$425	$535	$342	$222	$130
Investing activities	405	(126)	(8)	(95)	(155)
Financing activities	(955)	(128)	(216)	(19)	37
Capital expenditures	(74)	(44)	(42)	(63)	(76)

(1)

Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2018 includes a net loss on extinguishment of debt of $31 million, variable compensation costs associated with our Senior Management Free Cash Flow Plan of $108 million, net gain on Spotify sale of $317 million after taxes, and restructuring charges of $44 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2017 includes a benefit due to the reversal of the U.S. valuation allowance of $125 million, net loss on extinguishment of debt of $35 million, variable compensation costs associated with our Senior Management Free Cash Flow Plan of $102 million and net gain on divestitures primarily related to PLG of $6 million. Net income attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2016 includes net loss on extinguishment of debt of $18 million, gain on sale of real estate of $24 million and net gain on divestitures primarily related to PLG of $9 million. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2015 includes $2 million of PLG restructuring charges and $5 million of PLG-related professional fees and integration costs. Net loss attributable to Warner Music Group Corp. for the fiscal year ended September 30, 2014 includes $50 million of PLG restructuring charges, $59 million of PLG-related professional fees and integration costs and loss on extinguishment of debt of $141 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A - Risk Factors” and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements.”

You should read the following discussion of our results of operations and financial condition with the audited financial statements included elsewhere in this Annual Report for the fiscal year ended September 30, 2018.

INTRODUCTION

The Company was formed on November 21, 2003. The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. Acquisition Corp. is one of the world’s major music-based content companies.

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

•

Results of operations. This section provides an analysis of our results of operations for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, as well as a discussion of our financial condition and liquidity as of September 30, 2018. The discussion of our financial condition and liquidity includes recent debt financings and a summary of the key debt covenant compliance measures under our debt agreements.

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

In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Bros. Records and Atlantic Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music operations through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

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

Our Recorded Music distribution operations include WEA Corp., which markets and sells music and video products to retailers and wholesale distributors; ADA, which distributes the products of independent labels to retail and wholesale distributors; and various distribution centers and ventures operated internationally.

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to an expanded universe of digital partners, including digital streaming services such as Amazon, Apple, Deezer, Napster, SoundCloud, Spotify, Tencent and YouTube, digital radio services such as iHeart Radio, Pandora and Sirius XM and digital download services such as Apple’s iTunes and Google Play.

We have integrated the exploitation of digital content into all aspects of our business, including A&R, marketing, promotion and distribution. Our business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. We also work side-by-side with our online and mobile partners to test new concepts. We believe existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize our assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, we believe we are well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of our assets.

We have diversified our revenues beyond our traditional businesses by entering into expanded-rights deals with recording artists in order to partner with artists in other aspects of their careers. Under these agreements, we provide services to and participate in artists’ activities outside the traditional recorded music business such as touring, merchandising and sponsorships. We have built and acquired artist services capabilities and platforms for exploiting this broader set of music-related rights and participating more widely in the monetization of the artist brands we help create. We believe that entering into expanded-rights deals and enhancing our artist services capabilities in areas such as concert promotion and management has permitted us to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows us to more effectively connect artists and fans.

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

The principal costs associated with our Recorded Music operations are as follows:

•

A&R costs—the costs associated with (i) paying royalties to artists, producers, songwriters, other copyright holders and trade unions; (ii) signing and developing artists; and (iii) creating master recordings in the studio;

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

The principal costs associated with our Music Publishing operations are as follows:

•

A&R costs—the costs associated with (i) paying royalties to songwriters, co-publishers and other copyright holders in connection with income generated from the exploitation of their copyrighted works and (ii) signing and developing songwriters; and

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

Sale of Non-Core Assets

During the fiscal year ended September 30, 2017, we divested certain assets related to the PLG Acquisition. The cash received for these sales was $73 million. The net gain recognized for these sales was $6 million. During the fiscal year ended September 30, 2016, we sold several non-core assets including real estate and divestitures related to the PLG Acquisition. The cash received for these sales was $42 million and $45 million, respectively. The net gain recognized for each of these sales was $24 million and $9 million, respectively. The divestitures related to the PLG Acquisition were completed in the fiscal year ended September 30, 2017.

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual base fee equal to approximately $9 million based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The annual fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $16 million, $9 million, and $9 million for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively. The fiscal year ended September 30, 2018 includes the annual base fee of $9 million and an increase of $7 million calculated pursuant to the Management Agreement. The fiscal year ended September 30, 2016 excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2018 Compared with Fiscal Year Ended September 30, 2017 and Fiscal Year Ended September 30, 2016

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Revenue by Type
Digital	$2,019	$1,692	$1,364	$327	19%	$328	24%
Physical	630	667	726	(37)	-6%	(59)	-8%
Total Physical and Digital	2,649	2,359	2,090	290	12%	269	13%
Artist services and expanded-rights	389	385	368	4	1%	17	5%
Licensing	322	276	278	46	17%	(2)	-1%
Total Recorded Music	3,360	3,020	2,736	340	11%	284	10%
Performance	212	197	193	15	8%	4	2%
Digital	237	187	141	50	27%	46	33%
Mechanical	72	65	70	7	11%	(5)	-7%
Synchronization	119	112	110	7	6%	2	2%
Other	13	11	10	2	18%	1	10%
Total Music Publishing	653	572	524	81	14%	48	9%
Intersegment eliminations	(8)	(16)	(14)	8	-50%	(2)	14%
Total Revenue	$4,005	$3,576	$3,246	$429	12%	$330	10%
Revenue by Geographical Location
U.S. Recorded Music	$1,460	$1,329	$1,129	$131	10%	$200	18%
U.S. Music Publishing	294	258	231	36	14%	27	12%
Total U.S.	1,754	1,587	1,360	167	11%	227	17%
International Recorded Music	1,900	1,691	1,607	209	12%	84	5%
International Music Publishing	359	314	293	45	14%	21	7%
Total International	2,259	2,005	1,900	254	13%	105	6%
Intersegment eliminations	(8)	(16)	(14)	8	-50%	(2)	14%
Total Revenue	$4,005	$3,576	$3,246	$429	12%	$330	10%

Total Revenue

2018 vs. 2017

Total revenue increased by $429 million, or 12%, to $4.005 billion for the fiscal year ended September 30, 2018 from $3.576 billion for the fiscal year ended September 30, 2017. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 84% and 16% of revenues for both the fiscal year ended September 30, 2018 and the fiscal year ended September 30, 2017. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenues for both the fiscal year ended September 30, 2018 and the fiscal year ended September 30, 2017.

Total digital revenues after intersegment eliminations increased by $382 million, or 20%, to $2.252 billion for the fiscal year ended September 30, 2018 from $1.870 billion for the fiscal year ended September 30, 2017. Total digital revenues represented 56% and 52% of consolidated revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2018 were comprised of U.S. revenues of $1.169 billion and international revenues of $1.087 billion, or 52% and 48% of total digital revenues, respectively. Prior to intersegment eliminations, total digital revenues for the fiscal year ended September 30, 2017 were comprised of U.S. revenues of $1.005 billion and international revenues of $874 million, or 53% and 47% of total digital revenues, respectively.

Recorded Music revenues increased by $340 million, or 11%, to $3.360 billion for the fiscal year ended September 30, 2018 from $3.020 billion for the fiscal year ended September 30, 2017. U.S. Recorded Music revenues were $1,460 million and $1,329 million, or 43% and 44% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively. International Recorded Music revenues were $1.900 billion and $1.691 billion, or 57% and 56% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue, licensing revenue and artist services and expanded-rights revenue, partially offset by a decrease in physical revenue. Digital revenue increased by $327 million as a result of the continued growth in streaming services, and a strong release schedule. Revenue from streaming services grew by $391 million to $1.733 billion for the fiscal year ended September 30, 2018 from $1.342 billion for the fiscal year ended September 30, 2017. Digital revenue growth was partially offset by digital download and other digital declines of $64 million to $286 million for the fiscal year ended September 30, 2018 from $350 million for the fiscal year ended September 30, 2017. Licensing revenue increased by $46 million primarily due to higher broadcast fee income, revenue from recent acquisitions, and increased synchronization activity. Artist services and expanded-rights revenue increased by $4 million primarily due to the favorable impact of foreign currency exchange rates of $13 million and higher merchandise revenue, partially offset by certain concert promotion business divestitures and the timing of tours. Physical revenue decreased by $37 million primarily due to underlying market decline as consumption shifts from physical to digital products.

Music Publishing revenues increased by $81 million, or 14%, to $653 million for the fiscal year ended September 30, 2018 from $572 million for the fiscal year ended September 30, 2017. U.S. Music Publishing revenues were $294 million and $258 million, or 45% of consolidated Music Publishing revenues for both the fiscal years ended September 30, 2018 and September 30, 2017. International Music Publishing revenues were $359 million and $314 million, or 55% of consolidated Music Publishing revenues for both the fiscal years ended September 30, 2018 and September 30, 2017.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $50 million, performance revenue of $15 million, synchronization revenue of $7 million and mechanical revenue of $7 million. The increase in digital revenue was due to an increase in streaming of $60 million, partially offset by digital download and other digital declines of $10 million. Performance revenue increased due to higher distributions. Synchronization revenue increased due to increased television and commercial income. The increase in mechanical revenue was attributable to the timing of distributions.

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

Revenue by Geographical Location

2018 vs. 2017

U.S. revenue increased by $167 million, or 11%, to $1.754 billion for the fiscal year ended September 30, 2018 from $1.587 billion for the fiscal year ended September 30, 2017. U.S. Recorded Music revenue increased by $131 million or 10%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $144 million due to the continued growth in streaming services and strong release performance. U.S. licensing revenue increased by $9 million due to higher broadcast fee income and increased synchronization activity. These increases were partially offset by a decline in U.S. physical revenue of $16 million due to the shift from physical revenue to digital revenue, and a decline in artist services and expanded-rights revenue of $6 million. U.S. Music Publishing revenues increased by $36 million or 14%. This was primarily driven by the increase in U.S. Music Publishing digital revenue of $20 million due to an increase in streaming revenue of $32 million from the continued growth in streaming services, partially offset by declines in digital download and other digital revenue of $12 million. U.S. mechanical revenue and U.S. performance revenue increased by $8 million and $3 million, respectively, due to higher distributions. U.S synchronization revenue increased by $4 million due to increased film and commercial income.

International revenue increased by $254 million, or 13%, to $2.259 billion for the fiscal year ended September 30, 2018 from $2.005 billion for the fiscal year ended September 30, 2017. Excluding the favorable impact of foreign currency exchange rates, International revenue increased by $163 million or 8%. International Recorded Music revenue increased $209 million primarily due to increases in digital revenue of $183 million, licensing revenue of $37 million, and artist services and expanded-rights revenue of $10 million, partially offset by a decrease in physical revenue of $21 million. International Recorded Music digital revenue increased due to a $211 million increase in streaming services revenue, partially offset by a $28 million decline in digital download and other digital revenue. The increase in International Recorded Music streaming revenue was due to the continued growth in streaming services internationally and strong release performance from WANIMA in Japan. International Recorded Music licensing revenue increased due to revenue from recent acquisitions, higher broadcast fee income, and the favorable impact of foreign currency exchange rates of $10 million. International Recorded Music artist services and expanded-rights revenue increased due to the favorable impact of foreign currency exchange rates of $13 million, partially offset by successful tours in France in the prior year quarter with no comparable tours in the current year and divestment of certain touring businesses in the prior year. International Recorded Music physical revenue decreased due to the continued shift from physical to digital revenue, partially offset by the favorable impact of foreign currency exchange rates of $27 million. International Music Publishing revenue increased $45 million primarily due to increases in digital revenue of $30 million, in performance revenue of $12 million and in synchronization revenue of $3 million.

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

Cost of revenues

Our cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,471	$1,303	$1,113	$168	13%	$190	17%
Product costs	700	628	594	72	12%	34	6%
Total cost of revenues	$2,171	$1,931	$1,707	$240	12%	$224	13%

2018 vs. 2017

Our cost of revenues increased by $240 million, or 12%, to $2.171 billion for the fiscal year ended September 30, 2018 from $1.931 billion for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, cost of revenues remained flat at 54% for both the fiscal year ended September 30, 2018 and the fiscal year ended September 30, 2017.

Artist and repertoire costs increased by $168 million, or 13%, to $1.471 billion for the fiscal year ended September 30, 2018 from $1.303 billion for the fiscal year ended September 30, 2017.  Artist and repertoire costs as a percentage of revenues increased to 37% for the fiscal year ended September 30, 2018 from 36% for the fiscal year ended September 30, 2017. The increase was primarily driven by the mix of revenue and increased investment in artists and songwriters.

Product costs increased by $72 million, or 12%, to $700 million for the fiscal year ended September 30, 2018 from $628 million for the fiscal year ended September 30, 2017.  Product costs as a percentage of revenues remained flat at 18% for both the fiscal year ended September 30, 2018 and the fiscal year ended September 30, 2017.

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

Selling, general and administrative expenses

Our selling, general and administrative expenses are composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$814	$684	$584	$130	19%	$100	17%
Selling and marketing expense	530	472	437	58	12%	35	8%
Distribution expense	67	66	61	1	2%	5	8%
Total selling, general and administrative expense	$1,411	$1,222	$1,082	$189	16%	$140	13%

(1)	Includes depreciation expense of $55 million, $50 million and $50 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively.

2018 vs. 2017

Total selling, general and administrative expense increased by $189 million, or 16%, to $1.411 billion for the fiscal year ended September 30, 2018 from $1.222 billion for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, selling, general and administrative expenses increased to 35% for the fiscal year ended September 30, 2018 from 34% for the fiscal year ended September 30, 2017.

General and administrative expenses increased by $130 million, or 19%, to $814 million for the fiscal year ended September 30, 2018 from $684 million for the fiscal year ended September 30, 2017. The increase in general and administrative expense was primarily due to increases in other employee related compensation expense, including severance and restructuring costs, of $78 million, and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases of $16 million. The increase was also due to an increase in expense associated with our Senior Management Free Cash Flow Plan of $6 million, which is primarily related to compensation costs associated with higher dividend payments in the current year. Expressed as a percentage of revenue, general and administrative expense increased to 20% for the fiscal year ended September 30, 2018 from 19% for the fiscal year ended September 30, 2017.

Selling and marketing expense increased by $58 million, or 12%, to $530 million for the fiscal year ended September 30, 2018 from $472 million for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, selling and marketing expense remained flat at 13% for both the fiscal year ended September 30, 2018 and September 30, 2017.

Distribution expense increased by $1 million, or 2%, to $67 million for the fiscal year ended September 30, 2018 from $66 million for the fiscal year ended September 30, 2017. Expressed as a percentage of revenues, distribution expense remained flat at 2% for both the fiscal year ended September 30, 2018 and September 30, 2017.

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

Reconciliation of Net Income (Loss) Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income (loss) attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$307	$143	$25	$164	115%	$118	—%
Income attributable to noncontrolling interest	5	6	5	(1)	-17%	1	20%
Net income	312	149	30	163	109%	119	—%
Income tax expense (benefit)	130	(151)	11	281	—%	(162)	—%
Income (loss) before income taxes	442	(2)	41	444	—%	(43)	-105%
Other (income) expense, net	(394)	40	(18)	(434)	—%	58	—%
Interest expense, net	138	149	173	(11)	-7%	(24)	-14%
Loss on extinguishment of debt	31	35	18	(4)	-11%	17	94%
Operating income	217	222	214	(5)	-2%	8	4%
Amortization expense	206	201	243	5	3%	(42)	-17%
Depreciation expense	55	50	50	5	10%	—	—%
OIBDA	$478	$473	$507	$5	1%	$(34)	-7%

OIBDA

2018 vs. 2017

Our OIBDA increased by $5 million, or 1%, to $478 million for the fiscal year ended September 30, 2018 as compared to $473 million for the fiscal year ended September 30, 2017 primarily as a result of higher revenue, partially offset by higher general and administrative expenses. Expressed as a percentage of total revenue, OIBDA decreased to 12% for the fiscal year ended September 30, 2018 from 13% for the fiscal year ended September 30, 2017.

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

Depreciation expense

2018 vs. 2017

Our depreciation expense increased by $5 million, or 10%, to $55 million for the fiscal year ended September 30, 2018 from $50 million for the fiscal year ended September 30, 2017, primarily due to an increase in technology and facilities capital spending.

2017 vs. 2016

Our depreciation expense remained consistent at $50 million for both the fiscal year ended September 30, 2017 and the fiscal year ended September 30, 2016.

Amortization expense

2018 vs. 2017

Amortization expense increased by $5 million, or 3%, to $206 million for the fiscal year ended September 30, 2018 from $201 million for the fiscal year ended September 30, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

2017 vs. 2016

Amortization expense decreased by $42 million, or 17%, to $201 million for the fiscal year ended September 30, 2017 from $243 million for the fiscal year ended September 30, 2016, primarily due to intangible assets becoming fully amortized and the impact of foreign currency exchange rates.

Operating income

2018 vs. 2017

Our operating income decreased by $5 million to $217 million for the fiscal year ended September 30, 2018 from $222 million for the fiscal year ended September 30, 2017. The decrease in operating income was primarily due to higher general and administrative expenses as noted above, partially offset by higher revenue.

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

Loss on extinguishment of debt

2018 vs. 2017

We recorded a loss on extinguishment of debt in the amount of $31 million for the fiscal year ended September 30, 2018, which represents the premium paid on early redemption and unamortized deferred financing costs related to the June 2018 Senior Term Loan Credit Agreement Amendment (as defined later in this Annual Report), the redemption of the 6.75% Senior Notes (as defined later in this Annual Report) and the December 2017 Senior Term Loan Credit Agreement Amendment (as defined later in this Annual Report). We recorded a loss on extinguishment of debt in the amount of $35 million for the fiscal year ended September 30, 2017, which represents the premium paid on early redemption and unamortized deferred financing costs related to the refinancing transactions that occurred during fiscal 2017. Please refer to Note 6 of our Consolidated Financial Statements for further discussion.

2017 vs. 2016

We recorded a loss on extinguishment of debt in the amount of $35 million for the fiscal year ended September 30, 2017, which represents the premium paid on early redemption and unamortized deferred financing costs related to the various refinancing transactions we undertook in October 2016, the 5.625% Secured Notes redemption and the amendment to the Senior Term Loan Credit Agreement entered into in May 2017. We recorded a loss on extinguishment of debt in the amount of $18 million for the fiscal year ended September 30, 2016, which related to the refinancing transactions that occurred in fiscal 2016. Please refer to Note 6 of our Consolidated Financial Statements for further discussion.

Interest expense, net

2018 vs. 2017

Our interest expense, net, decreased by $11 million, or 7% to $138 million for the fiscal year ended September 30, 2018 from $149 million for the fiscal year ended September 30, 2017. This was primarily due to lower interest rates as a result of refinancing transactions and interest income on higher cash balances during the year.

2017 vs. 2016

Our interest expense, net, decreased by $24 million, or 14% to $149 million for the fiscal year ended September 30, 2017 from $173 million for the fiscal year ended September 30, 2016. This was due to lower interest rates as a result of the various refinancing transactions we undertook in October 2016 and refinancing transactions that occurred in the fiscal year ended September 30, 2016.

Other (income) expense, net

2018 vs. 2017

Other (income) expense, net, increased by $434 million to other (income) of $394 million for the fiscal year ended September 30, 2018 from other expense of $40 million for the fiscal year ended September 30, 2017. Other (income) expense, net for the fiscal year ended September 30, 2018, includes the gain on the Spotify share sale, net of estimated artist share and other related costs, of $382 million, gain on investments of $7 million, and foreign currency gains on our Euro denominated debt of $4 million.

Other expense (income), net for the fiscal year ended September 30, 2017, includes currency exchange loss on our Euro denominated debt of $27 million, loss on investments of $21 million, partially offset by foreign currency exchange gains on intercompany loans and derivative liabilities of $5 million.

2017 vs. 2016

Other expense (income), net, increased by $58 million to other expense of $40 million for the fiscal year ended September 30, 2017 from other income of $18 million for the fiscal year ended September 30, 2016. Other expense (income), net for the fiscal year ended September 30, 2017, includes the items listed above.

Other expense (income), net for the fiscal year ended September 30, 2016, includes a non-recurring gain on a sale of real estate of $24 million, partially offset by losses on our intercompany loans of $7 million for the fiscal year ended September 30, 2016.

Income tax expense (benefit)

2018 vs. 2017

Our income tax expense increased by $281 million to $130 million for the fiscal year ended September 30, 2018 compared to an income tax benefit of $151 million for the fiscal year ended September 30, 2017. The net increase of $281 million in income tax expense primarily relates to higher pre-tax income as a result of the gain on the Spotify shares sale of $77 million and U.S. tax expense of $23 million for the reduction of our net U.S. deferred tax assets as a result of the change in the U.S. corporate statutory tax rate, as compared to a U.S. tax benefit of $125 million related to the reversal of a significant portion of our U.S. deferred tax valuation allowance and a $59 million benefit related to foreign currency losses on intra-entity loans.

2017 vs. 2016

Our income tax expense decreased by $162 million to a benefit of $151 million for the fiscal year ended September 30, 2017 compared to income tax expense of $11 million for the fiscal year ended September 30, 2016. The net decrease of $162 million primarily relates to a U.S. tax benefit of $125 million related to the reversal of a significant portion of our U.S. deferred tax valuation allowance and a $59 million benefit related to foreign currency losses on intra-entity loans.

Net income

2018 vs. 2017

Our net income increased by $163 million, to $312 million for the fiscal year ended September 30, 2018 from $119 million for the fiscal year ended September 30, 2017 as a result of the factors described above. The increase in income was primarily driven by the factors listed above.

2017 vs. 2016

Our net income increased by $119 million, to $149 million for the fiscal year ended September 30, 2017 from $30 million for the fiscal year ended September 30, 2016 as a result of the factors described above. The increase in income was primarily driven by the increase in income tax benefit as described above.

Noncontrolling interest

2018 vs. 2017

Net income attributable to noncontrolling interests was $5 million for the fiscal year ended September 30, 2018 and $6 million for the fiscal year ended September 30, 2017.

2017 vs. 2016

Net income attributable to noncontrolling interests was $6 million for the fiscal year ended September 30, 2017 and $5 million for the fiscal year ended September 30, 2016.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment are as follows (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Recorded Music
Revenue	$3,360	$3,020	$2,736	$340	11%	$284	10%
Operating income	307	283	247	24	9%	36	15%
OIBDA	480	451	459	29	6%	$(8)	-2%
Music Publishing
Revenue	653	572	524	81	14%	$48	9%
Operating income	84	81	68	3	4%	13	19%
OIBDA	159	152	138	7	5%	$14	10%
Corporate expenses and eliminations
Revenue elimination	(8)	(16)	(14)	8	-50%	$(2)	14%
Operating loss	(174)	(142)	(101)	(32)	23%	(41)	41%
OIBDA	(161)	(130)	(90)	(31)	24%	$(40)	44%
Total
Revenue	4,005	3,576	3,246	429	12%	$330	10%
Operating income	217	222	214	(5)	-2%	8	4%
OIBDA	478	473	507	5	1%	$(34)	-7%

Recorded Music

Revenues

2018 vs. 2017

Recorded Music revenues increased by $340 million, or 11%, to $3.360 billion for the fiscal year ended September 30, 2018 from $3.020 billion for the fiscal year ended September 30, 2017. U.S. Recorded Music revenues were $1.460 billion and $1.329 billion, or 43% and 44% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively. International Recorded Music revenues were $1.900 billion and $1.691 billion, or 57% and 56% of consolidated Recorded Music revenues for the fiscal year ended September 30, 2018 and September 30, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

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

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$1,054	$964	$810	$90	9%	$154	19%
Product costs	700	628	594	72	12%	34	6%
Total cost of revenues	$1,754	$1,592	$1,404	$162	10%	$188	13%

2018 vs. 2017

Recorded Music cost of revenues increased by $162 million, or 10%, to $1.754 billion for the fiscal year ended September 30, 2018 from $1.592 billion for the fiscal year ended September 30, 2017. Artist and repertoire costs as a percentage of revenue decreased to 31% for the fiscal year ended September 30, 2018 from 32% for the fiscal year ended September 30, 2017 primarily due to a shift in revenue mix toward higher margin digital revenues from lower margin physical revenues internationally and a benefit for advance recoveries of $10 million. Product costs as a percentage of revenue remained flat at 21% for both the fiscal year ended September 30, 2018 and the fiscal year ended September 30, 2017. Expressed as a percentage of Recorded Music revenues, cost of revenues decreased to 52% for the fiscal year ended September 30, 2018 from 53% for the fiscal year ended September 30, 2017.

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

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$573	$478	$412	$95	20%	$66	16%
Selling and marketing expense	521	465	432	56	12%	33	8%
Distribution expense	67	66	61	1	2%	5	8%
Total selling, general and administrative expense	$1,161	$1,009	$905	$152	15%	$104	12%

(1)	Includes depreciation expense of $35 million, $32 million, and $32 million for the fiscal year ended September 30, 2018, 2017 and 2016, respectively.

2018 vs. 2017

Recorded Music selling, general and administrative expense increased by $152 million, or 15%, to $1.161 billion for the fiscal year ended September 30, 2018 from $1.009 billion for the fiscal year ended September 30, 2017. The increase in Recorded Music general and administrative expense was primarily due to increases in other employee related compensation including severance and restructuring costs of $63 million and an increase in facilities cost due to an overlap in terms on the lease of our new Los Angeles office with our existing office leases of $15 million. The increase was also due to an increase in expense of $1 million associated with our Senior Management Free Cash Flow Plan, which is primarily related to compensation costs associated with higher dividend payments in the current year. Selling and marketing expense increased in line with the increase in revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense increased to 35% for the fiscal year ended September 30, 2018 from 33% for the fiscal year ended September 30, 2017.

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

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating income	$307	$283	$247	$24	9%	$36	15%
Depreciation and amortization	173	168	212	5	3%	(44)	-21%
OIBDA	$480	$451	$459	$29	6%	$(8)	-2%

2018 vs. 2017

Recorded Music OIBDA increased by $29 million, or 6%, to $480 million for the fiscal year ended September 30, 2018 from $451 million for the fiscal year ended September 30, 2017 primarily as a result of higher Recorded Music revenues, partially offset by higher general and administrative expenses. Expressed as a percentage of Recorded Music revenues, Recorded Music OIBDA decreased to 14% for the fiscal year ended September 30, 2018 from 15% for the fiscal year ended September 30, 2017.

Recorded Music operating income increased by $24 million to $307 million for the fiscal year ended September 30, 2018 from $283 million for the fiscal year ended September 30, 2017 due to the increase in revenue, partially offset by higher general and administrative expenses as noted above.

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

Music Publishing

Revenues

2018 vs. 2017

Music Publishing revenues increased by $81 million, or 14%, to $653 million for the fiscal year ended September 30, 2018 from $572 million for the fiscal year ended September 30, 2017. U.S. Music Publishing revenues were $294 million and $258 million, or 45% of Music Publishing revenues for both the fiscal years ended September 30, 2018 and September 30, 2017. International Music Publishing revenues were $359 million and $314 million, or 55% of Music Publishing revenues for both the fiscal years ended September 30, 2018 and September 30, 2017.

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

Cost of revenues

Music Publishing cost of revenues was composed of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Artist and repertoire costs	$425	$355	$317	$70	20%	$38	12%
Total cost of revenues	$425	$355	$317	$70	20%	$38	12%

2018 vs. 2017

Music Publishing cost of revenues increased by $70 million, or 20%, to $425 million for the fiscal year ended September 30, 2018 from $355 million for the fiscal year ended September 30, 2017 due to revenue mix and increased A&R investment costs. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 65% for the fiscal year ended September 30, 2018 from 62% for the fiscal year ended September 30, 2017.

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

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
General and administrative expense (1)	$74	$69	$75	$5	7%	$(6)	-8%
Selling and marketing expense	2	2	1	—	—%	1	100%
Total selling, general and administrative expense	$76	$71	$76	$5	7%	$(5)	-7%

(1)	Includes depreciation expense of $7 million, $6 million, and $7 million for the fiscal year ended September 30, 2018, 2017 and 2016, respectively.

2018 vs. 2017

Music Publishing selling, general and administrative expense increased by $5 million, or 7%, to $76 million for the fiscal year ended September 30, 2018 as compared to $71 million for the fiscal year ended September 30, 2017.  The increase in general and administrative expense was due to an increase in compensation expense of $3 million and facilities costs of $2 million. Expressed as a percentage of Music Publishing revenues, Music Publishing selling, general and administrative expense remained flat at 12% for both the fiscal year ended September 30, 2018 and the fiscal year ended September 30, 2017.

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

Operating income and OIBDA

Music Publishing OIBDA includes the following amounts (in millions):

	For the Fiscal Year Ended September 30,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
Operating income	$84	$81	$68	$3	4%	$13	19%
Depreciation and amortization	75	71	70	4	6%	1	1%
OIBDA	$159	$152	$138	$7	5%	$14	10%

2018 vs. 2017

Music Publishing OIBDA increased by $7 million, or 5%, to $159 million for the fiscal year ended September 30, 2018 from $152 million for the fiscal year ended September 30, 2017 as a result of higher Music Publishing revenue, partially offset by higher artist and repertoire costs and higher general and administrative costs, as noted above. Expressed as a percentage of Music Publishing revenues, Music Publishing OIBDA margin decreased to 24% for the fiscal year ended September 30, 2018 from 27% for the fiscal year ended September 30, 2017.

Music Publishing operating income increased by $3 million to $84 million for the fiscal year ended September 30, 2018 from $81 million for the fiscal year ended September 30, 2017 due to the factors that led to the increase in Music Publishing OIBDA noted above.

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

Corporate Expenses and Eliminations

2018 vs. 2017

Our OIBDA loss from corporate expenses and eliminations increased by $31 million to $161 million for the fiscal year ended September 30, 2018 from $130 million for the fiscal year ended September 30, 2017 due to costs associated with United States shared services and other transformation initiatives of $16 million, an increase in our annual Access management fee of $7 million, an increase in variable compensation expense of $5 million associated with our Senior Management Free Cash Flow Plan, which is associated with higher compensation costs on dividend payments in the current year.

Our operating loss from corporate expenses and eliminations increased by $32 million to $174 million for the fiscal year ended September 30, 2018 from $142 million for the fiscal year ended September 30, 2017 due to the factors that led to the increase in operating loss noted above.

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

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at September 30, 2018

At September 30, 2018, we had $2.819 billion of debt (which is net of $28 million of deferred financing costs), $514 million of cash and equivalents (net debt of $2.305 billion, defined as total debt less cash and equivalents and deferred financing costs) and $334 million of Warner Music Group Corp. deficit. This compares to $2.811 billion of debt (which is net of $29 million of deferred financing costs), $647 million of cash and equivalents (net debt of $2.164 billion) and $293 million of Warner Music Group Corp. equity at September 30, 2017.

Cash Flows

The following table summarizes our historical cash flows. The financial data for fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016 have been derived from our audited financial statements included elsewhere herein.

	For the Fiscal Year Ended September 30,
	2018	2017	2016
Cash provided by (used in):
Operating Activities	$425	$535	$342
Investing Activities	405	(126)	(8)
Financing Activities	(955)	(128)	(216)

Operating Activities

Cash provided by operating activities was $425 million for the fiscal year ended September 30, 2018 compared to $535 million for the fiscal year ended September 30, 2017 and $342 million for the fiscal year ended September 30, 2016. The primary driver of the $110 million decrease in cash provided by operating activities during the current year was the timing of royalty payments, partially offset by improved operating performance.

The increase in results from operating activities for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016 reflected the benefit of changes in working capital from operations, including the timing of royalty advances, royalty payables, accounts payable and accrued liabilities, and increased non-cash share-based compensation expense resulting from strong operating performance, partially offset by the timing of collections.

Investing Activities

Cash provided by investing activities was $405 million for the fiscal year ended September 30, 2018, compared to cash used in investing activities of $126 million for the fiscal year ended September 30, 2017 and cash used in investing activities of $8 million for the fiscal year ended September 30, 2016.

Cash provided by investing activities of $405 million for the fiscal year ended September 30, 2018 consisted of $516 million of proceeds from sale of investments which includes the Spotify share sale of $504 million, partially offset by $74 million of capital expenditures, which has increased due to costs incurred related to the build-out of our Los Angeles office of $28 million, $23 million of investments and acquisitions and $14 million to acquire music publishing rights.

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

Financing Activities

Cash used in financing activities was $955 million for the fiscal year ended September 30, 2018 compared to $128 million for the fiscal year ended September 30, 2017 and $216 million for the fiscal year ended September 30, 2016.

The $955 million of cash used in financing activities for the fiscal year ended September 30, 2018 consisted of the repayment of and deposit for Acquisition Corp.’s 6.750% Senior Notes (as defined below) of $635 million, special cash dividends paid of $925 million, call premiums paid on and redemption deposit for early redemption of $23 million, deferred financing costs paid of $12 million, and a distribution to our non-controlling interest holders of $5 million, partially offset by proceeds from issuance of Acquisition Corp.’s Senior Notes (as defined below) of $325 million, and proceeds from the issuance of Acquisition Corp.’s Senior Term Loan Facility of $320 million.

The $128 million of cash used in financing activities for the fiscal year ended September 30, 2017 consisted of the repayment of Acquisition Corp.’s 6.000% Senior Secured Notes due 2021 of $450 million, repayment of Acquisition Corp.’s 6.250% Senior Secured Notes due 2021 of $173 million, repayment of Acquisition Corp.’s 5.625% Secured Notes (as defined below) of $28 million, call premiums paid on early redemption of $27 million, deferred financing costs paid of $13 million, special cash dividends paid of $84 million, and a distribution to our non-controlling interest holders of $5 million, partially offset by proceeds from issuance of Acquisition Corp.’s 4.125% Secured Notes (as defined below) of €345 million, proceeds from issuance of Acquisition Corp.’s 4.875% Senior Secured Notes (as defined below) of $250 million and proceeds from the amendment of Acquisition Corp.’s Senior Term Loan Facility of $22 million.

The $216 million of cash used in financing activities for the fiscal year ended September 30, 2016 represented the repayment of $150 million of Holdings 13.75% Senior Notes due 2019, $10 million of financing costs paid, open market repurchase of approximately $25 million of Acquisition Corp. 6.750% Senior Notes, repayment of Acquisition Corp. Senior Term Loan Facility of $296 million, $13 million in amortization payments on Acquisition Corp.’s Senior Term Loan Facility, $4 million of deferred financing costs paid, $14 million of repayments on our capital lease obligation and $5 million of distributions to our non-controlling interest holders, partially offset by $300 million of proceeds from the issuance of Acquisition Corp.’s 5.000% Secured Notes.

There were no drawdowns on the Revolving Credit Facility during the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016.

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

Recent Debt Financings, Redemptions and Amendments

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

5.500% Senior Notes Offering, Tender Offer and 6.750% Senior Notes Redemption

On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of its 5.500% Senior Notes due 2026 (the “Senior Notes”).  Acquisition Corp. used the net proceeds to pay the consideration in the tender offer for its 6.750% Senior Notes due 2022 (the “6.750% Senior Notes”) and to redeem the remaining 6.750% Senior Notes as described below.

On March 14, 2018, Acquisition Corp. accepted for purchase, in connection with the tender offer for the 6.750% Senior Notes, the 6.750% Senior Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on March 13, 2018 (the “Expiration Time”) thereby reducing the aggregate principal amount of the 6.750% Senior Notes by $523 million. Acquisition Corp. then issued a notice of redemption on March 14, 2018 with respect to the remaining $112 million of 6.750% Senior Notes outstanding that were not accepted for payment pursuant to the tender offer. Following payment of the 6.750% Senior Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee funds of $119 million to satisfy all obligations under the applicable indenture governing the 6.750% Senior Notes, including call premiums and interest through the date of redemption on April 15, 2018, for the remaining 6.750% Senior Notes not accepted for purchase in the tender offer. On April 15, 2018, Acquisition Corp. redeemed the remaining outstanding 6.750% Senior Notes. The Company recorded a loss on extinguishment of debt in connection with the tender offer of approximately $23 million as a result of the partial debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs in March 2018. The Company incurred an additional loss on extinguishment of approximately $5 million in April 2018 related to the redemption on the remaining 6.750% Senior Notes, which represents the premium paid on early redemption and unamortized deferred financing costs.

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

New Revolving Credit Agreement

On January 31, 2018, Acquisition Corp. entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, and terminated its then-existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under Acquisition Corp.’s then existing revolving credit agreement, provides for greater flexibility to amend and extend Acquisition Corp.’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement. See “Revolving Credit Facility” below for additional information.

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

Debt Financing and Redemption Subsequent Events

Partial Redemption of 5.625% Secured Notes

On November 5, 2018, Acquisition Corp. redeemed $26.55 million aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “5.625% Secured Notes”).  The redemption price for the 5.625% Secured Notes was approximately $27.38 million, equivalent to 102.813% of the principal amount of the 5.625% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was November 5, 2018.  Following the partial redemption of the 5.625% Secured Notes, $220.95 million of the 5.625% Secured Notes remain outstanding.

Partial Redemption of 4.125% Secured Notes

On October 12, 2018, Acquisition Corp. redeemed €34.5 million aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “4.125% Secured Notes”) using a portion of the proceeds from the offering of 3.625% Secured Notes described below.  The redemption price for the 4.125% Secured Notes was approximately €36.17 million, equivalent to 103% of the principal amount of the 4.125% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was October 12, 2018. Following the partial redemption of the 4.125% Secured Notes, €310.5 million of the 4.125% Secured Notes remain outstanding.

Open Market Purchase

On October 9, 2018, Acquisition Corp. purchased, in the open market, $30 million aggregate principal amount of its outstanding 4.875% Senior Secured Notes due 2024 (the “4.875% Secured Notes”).  The acquired notes were subsequently retired.  Following retirement of the acquired notes, $220 million of the 4.875% Secured Notes remain outstanding.

3.625% Secured Notes Offering

On October 9, 2018, Acquisition Corp. issued and sold €250 million in aggregate principal amount of 3.625% Senior Secured Notes due 2026 (the “3.625% Secured Notes”).  Net proceeds of the offering were used to pay the purchase price of the previously announced acquisition of EMP Merchandising and to redeem €34.5 million of the 4.125% Secured Notes (as described above), and the remaining proceeds will be used for general corporate purposes, including open market purchases of a portion of our outstanding debt.

Revolving Credit Facility

On January 31, 2018, Acquisition Corp. entered into the Revolving Credit Agreement for a senior secured revolving credit facility with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto (the “Revolving Credit Facility”). The final maturity of the Revolving Credit Facility is January 31, 2023.

Acquisition Corp. is the borrower (the “Revolving Borrower”) under the Revolving Credit Agreement which provides for a revolving credit facility in the amount of up to $180 million (the “Commitments”) and includes a $50 million letter of credit sub-facility. Amounts are available under the Revolving Credit Facility in U.S. dollars, euros or pounds Sterling. The Revolving Credit Agreement permits loans for general corporate purposes and may also be utilized to issue letters of credit. Borrowings under the Revolving Credit Agreement bear interest at the Revolving Borrower’s election at a rate equal to (i) the rate for deposits in the borrowing currency in the London interbank market (adjusted for maximum reserves) for the applicable interest period (“Revolving LIBOR”) plus 1.75% per annum, or (ii) the base rate, which is the highest of (x) the corporate base rate established by the administrative agent from time to time, (y) the overnight federal funds rate plus 0.5% and (z) the one-month Revolving LIBOR plus 1.00% per annum, plus, in each case, 0.75% per annum.

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

Ranking

The indebtedness incurred under the Revolving Credit Facility constitutes senior secured obligations of the Revolving Borrower, which are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Revolving Credit Facility, including the Senior Term Loan Facility and the Secured Notes. Indebtedness incurred under the Revolving Credit Facility ranks senior in right of payment to the Revolving Borrower’s subordinated indebtedness; ranks equally in right of payment with all of the Revolving Borrower’s existing and future senior indebtedness, including indebtedness under the Senior Term Loan Credit Agreement, the Secured Notes, and any future senior secured credit facility; is effectively senior to the Revolving Borrower’s existing and future unsecured senior indebtedness, including the Senior Notes, to the extent of the value of the collateral securing the Revolving Credit Facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of the Revolving Borrower’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to the Revolving Borrower or one of its Subsidiary Guarantors (as defined below)).

Guarantees

All obligations under the Revolving Credit Facility are guaranteed by the Revolving Borrower’s existing subsidiaries that guarantee the Secured Notes and each other direct and indirect wholly owned U.S. subsidiary of the Revolving Borrower, other than certain excluded subsidiaries and are secured by substantially all assets of the Revolving Borrower and each subsidiary guarantor to the extent required under the security agreement securing the Secured Notes including a perfected pledge of all the equity interests of the Revolving Borrower and of any subsidiary guarantor, mortgages on certain real property and certain intellectual property.

Covenants, Representations and Warranties

The Revolving Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants are incurrence-based high yield covenants and limit the ability of the Revolving Borrower and its restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;
•	pay dividends, redeem stock or make other distributions;
•	repurchase, prepay or redeem subordinated indebtedness;
•	make investments;
•	pay dividends (in the case of the restricted subsidiaries) to the Revolving Borrower or make other intercompany transfers;
•	create liens;
•	transfer or sell assets;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into certain transactions with affiliates; and
•	designate subsidiaries as unrestricted subsidiaries.

The negative covenants are subject to customary and other specified exceptions.  There are no financial covenants included in the Revolving Credit Agreement, other than a springing leverage ratio of 4.75:1.00 (with no step-down), which shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54,000,000.

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

Senior Term Loan Facility

On November 1, 2012, Acquisition Corp. entered into a $600 million senior secured term loan credit facility, dated November 1, 2012, pursuant to a credit agreement, as amended or supplemented by the amendments and/or supplements dated May 9, 2013, July 13, 2016, November 21, 2016, May 22, 2017, December 6, 2017, March 14, 2018 and June 7, 2018 (the “Senior Term Loan Credit Agreement”) with Credit Suisse AG, as administrative agent and collateral agent, and the other financial institutions and lenders from time to time party thereto (as described below, the “Senior Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Credit Facilities”). On June 7, 2018, Acquisition Corp. entered into an amendment to the Senior Term Loan Credit Agreement, which, among other things, reduced the pricing terms of its outstanding term loans, changed certain incurrence thresholds governing the ability to incur debt and liens and excluded from the definition of “Senior Secured Indebtedness” certain liens that have junior lien priority on the collateral in relation to the outstanding term loans and the relevant guarantees, as applicable.

General

Acquisition Corp. is the borrower under the Senior Term Loan Facility (the “Term Loan Borrower”). On May 9, 2013, the Term Loan Borrower entered into an amendment to the Senior Term Loan Facility among the Term Loan Borrower, Holdings, the subsidiaries of the Term Loan Borrower party thereto, Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for the refinancing of the then outstanding term loan and for a $820 million senior secured incremental term loan facility, which was drawn on July 1, 2013. On July 15, 2016, the Term Loan Borrower entered into an amendment to the Senior Term Loan Credit Agreement with Credit Suisse AG, as administrative agent, and the other financial institutions and lenders from time to time party thereto, providing for (among other changes) conforming certain baskets governing the ability to incur debt and liens to the equivalent provisions applicable to the 5.000% Notes. The effectiveness of such changes to the baskets was subject to certain conditions, which were satisfied by the completed issuance and sale of the 5.000% Notes and the prepayment, pursuant to the prepayment notice dated July 22, 2016, of $295.5 million of the Tranche B Term Loans (as defined in the Senior Term Loan Credit Agreement) with the net proceeds from the sale of the 5.000% Notes. On November 21, 2016, the Term Loan Borrower entered into an amendment to the Senior Term Loan Credit Agreement, which extended the maturity date to November 1, 2023, subject, in certain circumstances to a springing maturity inside the maturity date of certain of the Term Loan Borrower’s other outstanding indebtedness (which springing maturity no longer applies to the outstanding term loans) and increased the principal amount outstanding by $27.5 million to $1,006 million.  On May 22, 2017, the Term Loan Borrower entered into an amendment to the Senior Term Loan Credit Agreement, which, among other things, reduced the pricing terms of its outstanding term loans. On December 6, 2017, the Term Loan Borrower entered into an amendment to the Senior Term Loan Credit Agreement, which, among other things, reduced the pricing terms of its outstanding term loans and changed certain baskets governing the ability to incur debt and liens. On March 14, 2018, Acquisition Corp. incurred supplemental term loans pursuant to which the principal amount outstanding under the Senior Term Loan Credit Agreement was increased by $320 million to $1,326 million.

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.

In addition, the Senior Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of the Term Loan Borrower and without the consent of any other lender.

Subject to certain conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Senior Term Loan Facility may be expanded (or a new term loan facility entered into) by up to the greater of (i) $300 million and (ii) such additional amount as would not cause the net senior secured leverage ratio, after giving effect to the incurrence of such additional amount and any use of proceeds thereof, to exceed 4.50:1.00.

Interest Rates and Fees

Prior to the June 7, 2018 amendment to the Senior Term Loan Credit Agreement, term loan borrowings under the Senior Term Loan Credit Agreement bore interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted London inter-bank offered rate, or “LIBOR,” not less than 0.00% per annum plus a borrowing margin of 2.25% per annum or (ii) an alternate base rate plus a borrowing margin of 1.25% per annum. On and after the June 7, 2018 amendment to the Senior Term Loan Credit Agreement, term loan borrowings under the Senior Term Loan Credit Agreement bear interest at a floating rate measured by reference to, at Acquisition Corp.’s option, either (i) an adjusted LIBOR not less than 0.00% per annum plus a borrowing margin of 2.125% per annum or (ii) an alternative base rate plus a borrowing margin of 1.125% per annum.

Prepayments

The Senior Term Loan Facility is subject to mandatory prepayment and reduction in an amount equal to (a) 50% of excess cash flow (as defined in the Senior Term Loan Credit Agreement), with reductions to 25% and zero based upon achievement of a net senior secured leverage ratio of less than or equal to 4.50:1.00 or 4.00:1.00, respectively, (b) 100% of the net cash proceeds received from the incurrence of indebtedness by the Term Loan Borrower or any of its restricted subsidiaries (other than indebtedness permitted under the Senior Term Loan Facility), and (c) 100% of the net cash proceeds of all non-ordinary course asset sales or other dispositions of property by the Term Loan Borrower and its restricted subsidiaries (including certain insurance and condemnation proceeds) in excess of $75 million and subject to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and other exceptions. Voluntary prepayments of borrowings under the Senior Term Loan Facility are permitted at any time, in minimum principal amounts of $1 million or a whole multiple of $500,000 in excess thereof, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of adjusted LIBOR borrowings other than on the last day of the relevant interest period.

Guarantee; Security

All obligations under the Senior Term Loan Facility are guaranteed by each direct and indirect U.S. restricted subsidiary of the Term Loan Borrower, other than certain excluded subsidiaries.

All obligations of the Term Loan Borrower and each guarantor are secured on an equal basis with the Secured Notes by a perfected security interest in the capital stock of the Term Loan Borrower and substantially all tangible and intangible assets of the Term Loan Borrower and each guarantor, including the capital stock of each direct material U.S. subsidiary of the Term Loan Borrower and each guarantor, and 65% of each series of capital stock of any non-U.S. subsidiary held directly by the Term Loan Borrower or any guarantor, subject to exceptions for fee owned real property with a value of less than $5 million, leasehold interests including requirements to deliver landlord lien waivers, estoppels and collateral access waivers, assets specifically requiring perfection through control agreements and other customary exceptions.

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

Secured Notes

General

On April 9, 2014, Acquisition Corp. issued $275 million in aggregate principal amount of its 5.625% Secured Notes under the Indenture, dated as of November 1, 2012 (the “Senior Secured Base Indenture”), among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent and Wells Fargo Bank, National Association, as Trustee (the “Trustee”), as supplemented by the Fourth Supplemental Indenture, dated as of April 9, 2014, among Acquisition Corp., the guarantors party thereto and the Trustee (the “5.625% Supplemental Indenture”). On July 27, 2016, Acquisition Corp. issued $300 million in aggregate principal amount of its 5.000% Secured Notes under the Senior Secured Base Indenture, as supplemented by the Fifth Supplemental Indenture, dated as of July 27, 2016, among Acquisition Corp., the guarantors party thereto, Credit Suisse AG, as Notes Authorized Agent and Collateral Agent, and the Trustee (the “5.000% Supplemental Indenture”).  On October 18, 2016, Acquisition Corp. issued $250 million in aggregate principal amount of its 4.875% Secured Notes and €345 million in aggregate principal amount of its 4.125% Secured Notes under the Senior Secured Base Indenture, as supplemented by (i) in the case of the 4.875% Secured Notes, the Sixth Supplemental Indenture, dated as of October 18, 2016 (the “4.875% Supplemental Indenture”) and (ii) in the case of the 4.125% Notes, the Seventh Supplemental Indenture, dated as of October 18, 2016, in each case among Acquisition Corp., the guarantors party thereto and the Trustee (the “4.125% Supplemental Indenture”).  On October 9, 2018, Acquisition Corp. issued €250 million in aggregate principal amount of its 3.625% Secured Notes under the Senior Secured Base Indenture, as supplemented by the Eighth Supplemental Indenture, dated as of October 9, 2018, among Acquisition Corp., the guarantors party thereto and the Trustee (the “3.625% Supplemental Indenture” and, the Senior Secured Base Indenture, collectively with the 5.625% Supplemental Indenture, the 5.000% Supplemental Indenture, the 4.875% Supplemental Indenture, the 4.125% Supplemental Indenture or the 3.625% Supplemental Indenture, as applicable, the “Secured Notes Indenture”).

Interest on the 5.625% Secured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2014. Interest on the 5.000% Secured Notes accrues at a rate of 5.000% per annum and is payable semi-monthly in arrears on February 1 and August 1, commencing on February 1, 2017.  Interest on the 4.875% Secured Notes accrues at the rate of 4.875% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2017. Interest on the 4.125% Secured Notes accrues at the rate of 4.125% per annum and is payable semi-annually in arrears on May 1 and November 1, commencing on May 1, 2017. Interest on the 3.625% Secured Notes accrues at the rate of 3.625% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on April 15, 2019.

Ranking

The Secured Notes are Acquisition Corp.’s senior secured obligations and are secured on an equal and ratable basis with all existing and future indebtedness secured with the same security arrangements as the Secured Notes, including the Senior Credit Facilities. The Secured Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including the Senior Notes and indebtedness under Acquisition Corp.’s Senior Credit Facilities and any future senior secured credit facility; are effectively senior to Acquisition Corp.’s unsecured senior indebtedness, including the Senior Notes, to the extent of the value of the collateral securing the Secured Notes; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors (as such term is defined below)).

Guarantees; Security

The Secured Notes are fully and unconditionally guaranteed on a senior secured basis by each of Acquisition Corp.’s existing direct or indirect wholly-owned domestic restricted subsidiaries and by any such subsidiaries that guarantee obligations of Acquisition Corp. under the Senior Credit Facilities, subject to customary exceptions. Such subsidiary guarantors are collectively referred to herein as the “subsidiary guarantors,” and such subsidiary guarantees are collectively referred to herein as the “subsidiary guarantees.” Each subsidiary guarantee is a senior secured obligation of such subsidiary guarantor and is secured on an equal and ratable basis with all existing and future obligations of such subsidiary guarantor that are secured with the same security arrangements as the guarantee of the Secured Notes (including the subsidiary guarantor’s guarantee of obligations under the Senior Credit Facilities). Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively senior to the subsidiary guarantor’s existing unsecured obligations, including the subsidiary guarantor’s guarantee of the Senior Notes, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Senior Credit Facilities and any future senior secured credit facility, and the Senior Notes; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the Secured Notes may be released in certain circumstances.

On May 7, 2014, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 5.625% Secured Notes. On July 27, 2016, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 5.000% Secured Notes.  On October 18, 2016, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 4.125% Secured Notes and the 4.875% Secured Notes.  On October 9, 2018, the Company issued a guarantee whereby it fully and unconditionally guaranteed on a senior secured basis, the payments of Acquisition Corp. on the 3.625% Secured Notes.

Optional Redemption

5.625% Secured Notes

At any time prior to April 15, 2017, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of 5.625% Secured Notes (including the aggregate principal amount of any additional notes of the same series) issued under the Secured Notes Indenture, at its option, at a redemption price equal to 105.625% of the principal amount of the 5.625% Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 5.625% Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of 5.625% Secured Notes originally issued under the Secured Notes Indenture (including the aggregate principal amount of any additional notes of the same series) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 90 days of the date of, and may be conditioned upon, the closing of such equity offering.

The 5.625% Secured Notes may be redeemed, in whole or in part, at any time prior to April 15, 2017, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 5.625% Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2017, Acquisition Corp. may redeem all or a portion of the 5.625% Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 5.625% Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

In addition, during any 12-month period prior to April 15, 2017, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 5.625% Secured Notes (including the principal amount of any additional notes of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

5.000% Secured Notes

At any time prior to August 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 5.000% Secured Notes (including the aggregate principal amount of any additional notes constituting 5.000% Secured Notes) issued under the Secured Notes Indenture, at its option, at a redemption price equal to 105% of the principal amount of the 5.000% Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 5.000% Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the 5.000% Secured Notes originally issued under the Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting 5.000% Secured Notes issued under the Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The 5.000% Secured Notes may be redeemed, in whole or in part, at any time prior to August 1, 2019, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 5.000% Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after August 1, 2019, Acquisition Corp. may redeem all or a portion of the 5.000% Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 5.000% Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on August 1 of the years indicated below:

Year	Percentage
2019	102.500%
2020	101.250%
2021 and thereafter	100.000%

In addition, during any 12-month period prior to August 1, 2019, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 5.000% Secured Notes (including the principal amount of any additional notes of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date).

4.875% Secured Notes

At any time prior to November 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 4.875% Secured Notes (including the aggregate principal amount of any additional securities constituting 4.875% Secured Notes issued under the Secured Notes Indenture), at its option, at a redemption price equal to 104.875% of the principal amount of the 4.875% Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 4.875% Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the 4.875% Secured Notes originally issued under the Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting 4.875% Secured Notes issued under the Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The 4.875% Secured Notes may be redeemed, in whole or in part, at any time prior to November 1, 2019, at the option of Acquisition Corp, at a redemption price equal to 100% of the principal amount of the 4.875% Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after November 1, 2019, Acquisition Corp. may redeem all or a portion of the 4.875% Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 4.875% Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on November 1 of the years indicated below:

Year	Percentage
2019	103.656%
2020	102.438%
2021	101.219%
2022 and thereafter	100.000%

In addition, during any 12-month period prior to November 1, 2019, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 4.875% Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

4.125% Secured Notes

At any time prior to November 1, 2019, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 4.125% Secured Notes (including the aggregate principal amount of any additional securities constituting 4.125% Secured Notes) issued under the Secured Notes Indenture, at its option, at a redemption price equal to 104.125% of the principal amount of the 4.125% Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of 4.125% Secured Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the 4.125% Secured Notes originally issued under the Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting 4.125% Secured Notes issued under the Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The 4.125% Secured Notes may be redeemed, in whole or in part, at any time prior to November 1, 2019, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 4.125% Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after November 1, 2019, Acquisition Corp. may redeem all or a portion of the 4.125% Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 4.125% Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on November 1 of the years indicated below:

Year	Percentage
2019	103.094%
2020	102.063%
2021	101.031%
2022 and thereafter	100.000%

In addition, during any 12-month period prior to November 1, 2019, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 4.125% Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

3.625% Secured Notes

At any time prior to October 15, 2021, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of the 3.625% Secured Notes (including the aggregate principal amount of any additional securities constituting 3.625% Secured Notes) issued under the Secured Notes Indenture, at its option, at a redemption price equal to 103.625% of the principal amount of the 3.625% Secured Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that:

(1) at least 50% of the aggregate principal amount of the 3.625% Secured Notes originally issued under the Secured Notes Indenture (including the aggregate principal amount of any additional securities constituting 3.625% Secured Notes issued under the Secured Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and

(2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The 3.625% Secured Notes may be redeemed, in whole or in part, at any time prior to October 15, 2021, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the 3.625% Secured Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after October 15, 2021, Acquisition Corp. may redeem all or a portion of the 3.625% Secured Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the 3.625% Secured Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on October 15 of the years indicated below:

Year	Percentage
2021	101.813%
2022	100.906%
2023 and thereafter	100.000%

In addition, during any 12-month period prior to October 15, 2021, Acquisition Corp. will be entitled to redeem up to 10% of the original aggregate principal amount of the 3.625% Secured Notes (including the principal amount of any additional securities of the same series) at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

Change of Control

Upon the occurrence of a change of control, which is defined in the Secured Notes Base Indenture, each holder of the Secured Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Secured Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The Secured Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

Events of default under the Secured Notes Indenture are limited to: the nonpayment of principal or interest when due, violation of covenants and other agreements contained in the Secured Notes Indenture, cross payment default after final maturity and cross acceleration of certain material debt; certain bankruptcy and insolvency events, material judgment defaults, actual or asserted invalidity of a guarantee of a significant subsidiary, or of security interests in excess of $50 million, subject to customary notice and grace period provisions. The occurrence of an event of default would permit or require the principal of and accrued interest on the Secured Notes to become or to be declared due and payable.

Senior Notes

General

On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of Senior Notes under the Indenture, dated as of April 9, 2014 (the “Senior Notes Base Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee, as supplemented by the fifth supplemental indenture thereto, dated as of March 14, 2018 (the “Senior Notes Supplemental Indenture” and, together with the Senior Notes Base Indenture, the “Senior Notes Indenture”), among Acquisition Corp., the guarantors party thereto and the Trustee.

Interest on the Senior Notes accrues at a rate of 5.500% per annum and is payable semi-annually in arrears on April 15 and October 15, commencing on October 15, 2018.

Ranking

The Senior Notes are Acquisition Corp.’s senior unsecured obligations. The Senior Notes rank senior in right of payment to Acquisition Corp.’s subordinated indebtedness; rank equally in right of payment with all of Acquisition Corp.’s existing and future senior indebtedness, including indebtedness outstanding under the Senior Credit Facilities and any future senior secured credit facility; are effectively subordinated to Acquisition Corp.’s secured senior indebtedness, including the Secured Notes and indebtedness under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the value of the collateral securing such indebtedness; and are structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any of Acquisition Corp.’s non-guarantor subsidiaries (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors).

Guarantees

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the subsidiary guarantors. Each subsidiary guarantee is a senior unsecured obligation of such subsidiary guarantor. Each subsidiary guarantee ranks senior in right of payment to all subordinated obligations of the subsidiary guarantor; is effectively subordinated to the subsidiary guarantor’s existing secured obligations, including the subsidiary guarantor’s guarantee of the Secured Notes, obligations under the Senior Credit Facilities and any future senior secured credit facility, to the extent of the collateral securing such guarantee; ranks equally in right of payment with all of the subsidiary guarantor’s existing and future senior obligations, including the subsidiary guarantor’s guarantee of the Secured Notes, the Senior Credit Facilities and any future senior secured credit facility; and is structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary of the subsidiary guarantor (other than indebtedness and liabilities owed to Acquisition Corp. or one of its subsidiary guarantors). Any subsidiary guarantee of the Senior Notes may be released in certain circumstances. On March 14, 2018, the Company issued a guarantee whereby it fully and unconditionally guaranteed the payments of Acquisition Corp. on the Senior Notes.

Optional Redemption

At any time prior to April 15, 2021, Acquisition Corp. may on any one or more occasions redeem up to 40% of the aggregate principal amount of Senior Notes (including the aggregate principal amount of any additional securities constituting the same series) issued under the Senior Notes Indenture, at its option, at a redemption price equal to 105.500% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest thereon, if any, to the date of redemption (subject to the rights of holders of Senior Notes on the relevant record date to receive interest on the relevant interest payment date), with funds in an aggregate amount not exceeding the net cash proceeds of one or more equity offerings by Acquisition Corp. or any contribution to Acquisition Corp.’s common equity capital made with the net cash proceeds of one or more equity offerings by Acquisition Corp.’s direct or indirect parent; provided that: (1) at least 50% of the aggregate principal amount of Senior Notes originally issued under the Senior Notes Indenture (including the aggregate principal amount of any additional securities constituting Senior Notes issued under the Senior Notes Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 180 days of the date of, and may be conditioned upon, the closing of such equity offering.

The Senior Notes may be redeemed, in whole or in part, at any time prior to April 15, 2021, at the option of Acquisition Corp., at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable make-whole premium as of, and accrued and unpaid interest thereon, if any, to, the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after April 15, 2021, Acquisition Corp. may redeem all or a portion of the Senior Notes, at its option, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest thereon, if any, on the Senior Notes to be redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage
2021	102.750%
2022	101.375%
2023 and thereafter	100.000%

Change of Control

Upon the occurrence of a change of control, which is defined in the Senior Notes Base Indenture, each holder of the Senior Notes has the right to require Acquisition Corp. to repurchase some or all of such holder’s Senior Notes at a purchase price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Covenants

The Senior Notes Indenture contains covenants limiting, among other things, Acquisition Corp.’s ability and the ability of most of its subsidiaries to: incur additional indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of its capital stock or make investments or other restricted payments; create restrictions on the ability of its restricted subsidiaries to pay dividends to it or make certain other intercompany transfers; sell certain assets; create liens; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; and enter into certain transactions with its affiliates.

Events of Default

The Senior Notes Indenture also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on Senior Notes to become or to be declared due and payable.

Existing Debt as of September 30, 2018

As of September 30, 2018, our long-term debt was as follows (in millions):

Revolving Credit Facility—Acquisition Corp. (a)	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	1,310
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297
4.125% Senior Secured Notes due 2024—Acquisition Corp. (e)	399
4.875% Senior Secured Notes due 2024—Acquisition Corp. (f)	247
5.50% Senior Notes due 2026—Acquisition Corp. (g)	320
Total debt (h)	$2,819

(a)

Reflects $180 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $8 million at September 30, 2018. There were no loans outstanding under the Revolving Credit Facility at September 30, 2018.

(b)	Principal amount of $1.326 billion less unamortized discount of $4 million and unamortized deferred financing costs of $12 million at September 30, 2018.
(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at September 30, 2018.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at September 30, 2018.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at September 30, 2018. Principal amount of $402 million less unamortized deferred financing costs of $3 million at September 30, 2018.

(f)	Principal amount of $250 million less unamortized deferred financing costs of $3 million at September 30, 2018.
(g)	Principal amount of $325 million less unamortized deferred financing costs of $5 million at September 30, 2018.
(h)	Principal amount of debt of $2.851 billion less unamortized discount of $4 million and unamortized deferred financing costs of $28 million at September 30, 2018.

Dividends

On December 2, 2016, the Company’s Board of Directors approved a special cash dividend of $54 million which was paid on January 3, 2017 to stockholders of record as of December 30, 2016.

On June 5, 2017, the Company’s Board of Directors approved a special cash dividend of $30 million which was paid on July 31, 2017 to stockholders of record as of June 30, 2017.

On January 8, 2018, the Company’s Board of Directors approved a special cash dividend of $125 million which was paid on January 12, 2018 to stockholders of record as of January 11, 2018.

On May 7, 2018, the Company’s Board of Directors approved a special cash dividend of $300 million which was paid on May 11, 2018 to stockholders of record as of May 7, 2018.

On August 7, 2018, the Company’s Board of Directors approved a special cash dividend of $500 million which was paid on August 10, 2018 to stockholders of record as of August 7, 2018.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Senior Term Loan Facility and the Revolving Credit Facility.

The Company intends to institute a regular quarterly dividend whereby we would intend to pay modest regular quarterly dividends in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness.  We expect to pay the first dividend under this policy in the second quarter of fiscal 2019.  The declaration of each dividend will continue to be at the discretion of the Board.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of September 30, 2018.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended September 30, 2018. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratios):

Twelve Months Ended September 30, 2018
Net Income	$312
Income tax expense	130
Interest expense, net	138
Depreciation and amortization	261
Loss on extinguishment of debt (a)	31
Net gain on divestitures and sale of securities (b)	(6)
Restructuring costs (c)	66
Net hedging and foreign exchange gains (d)	(7)
Management fees (e)	16
Business optimization expenses (f)	21
Equity based compensation expense (g)	62
Pro forma impact of cost saving initiatives (h)	9
Pro Forma Consolidated EBITDA (i)	$1,033
Senior Secured Indebtedness (j)	$2,326
Leverage Ratio (k)	2.25x

(a)

Reflects net loss incurred on the early extinguishment of our debt incurred as part of the December 2017 and June 2018 Senior Term Loan Credit Agreement Amendments and the redemption of the 6.75% Senior Notes.

(b)	Reflects net gain on divestitures and sale of securities.
(c)	Reflects severance costs and other restructuring related expenses.
(d)	Reflects net gains from hedging activities and unrealized net gains due to foreign exchange on our Euro denominated debt and intercompany transactions.
(e)

Reflects Access management fees, including an annual fee and related expenses. Pursuant to the Company’s and Holdings’ management agreement with Access, the base amount of the annual fee is approximately $9 million, subject to certain potential upward adjustments, in addition to a $7 million increase in fiscal 2018.

(f)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation and other transformation initiatives.
(g)	Reflects equity based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(h)	Reflects expected savings resulting from our specified cost saving initiatives.
(i)

The Pro Forma Consolidated EBITDA as of the twelve months ended September 30, 2018 includes a net gain of $389 million, pre-tax, related to the sale of the Spotify shares acquired in the ordinary course of business.

(j)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.526 billion, less cash of $200 million.
(k)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended September 30, 2018. This is calculated net of cash and equivalents of the Company as of September 30, 2018 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $54 million at the end of a fiscal quarter.

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

Contractual and Other Obligations

Firm Commitments

The following table summarizes the Company’s aggregate contractual obligations at September 30, 2018, and the estimated timing and effect that such obligations are expected to have on the Company’s liquidity and cash flow in future periods.

	Less than	1-3	4-5	After 5
Firm Commitments and Outstanding Debt	1 year	years	years	years	Total
	(in millions)
Senior Secured Notes (1)	$—	$—	$548	$652	$1,200
Interest on Senior Secured Notes (1)	58	115	101	43	317
Senior Notes (1)	—	—	—	325	325
Interest on Senior Notes (1)	20	36	36	54	146
Senior Term Loan Facility (1)	—	—	—	1,326	1,326
Interest on Senior Term Loan Facility (1)	64	137	137	6	344
Operating leases (2)	56	97	91	245	489
Artist, songwriter and co-publisher commitments (3)	340	*	*	*	340
Management Fees (4)	9	18	18	**	45
Minimum funding commitments to investees and other obligations (5)	2	2	—	—	4
Total firm commitments and outstanding debt	$549	$405	$931	$2,651	$4,536

The following is a description of our firmly committed contractual obligations at September 30, 2018:

(1)

Outstanding debt obligations consist of the Senior Term Loan Facility, Senior Secured Notes and Senior Notes. These obligations have been presented based on the principal amounts due, current and long term as of September 30, 2018. Amounts do not include any fair value adjustments, bond premiums, discounts or unamortized deferred financing costs.

(2)

Operating lease obligations primarily relate to the minimum lease rental obligations for our real estate and operating equipment in various locations around the world. These obligations have been presented without the benefit of $3 million of total sublease income expected to be received under non-cancelable agreements.

(3)

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations, aggregate firm commitments to such talent approximate $340 million at September 30, 2018. The aggregate firm commitments expected for the next 12 month period based on contractual obligations and the Company’s expected release schedule approximates $186 million at September 30, 2018.

(4)

Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee initially equal to the greater of (i) the sum of (x) a base amount of approximately $9 million and (y) 1.5% of the aggregate amount of Acquired EBITDA (as defined in the Management Agreement) as at such time and (ii) 1.5% of the EBITDA (as defined in the indenture governing the redeemed WMG Holdings Corp. 13.75% Senior Notes due 2019 as required by the Management Agreement) of the Company for the applicable fiscal year, plus expenses. The Company or one or more of its subsidiaries will also pay Access a specified transaction fee for certain types of transactions completed by Holdings or one or more of its subsidiaries, plus expenses. The future balances disclosed are representative of the base amount of the annual fee only.

(5)

We have minimum funding commitments and other related obligations to support the operations of various investments, which are reflected in the table above. Other long-term liabilities include $15 million and $15 million of liabilities for uncertain tax positions as of September 30, 2018 and September 30, 2017, respectively. We are unable to accurately predict when these amounts will be realized or released.

*

Because the timing of payment, and even whether payment occurs, is dependent upon the timing of delivery of albums and musical compositions, the timing and amount of payment of these commitments as presented in the above summary can vary significantly.

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

Business Combinations

We account for our business acquisitions under the FASB ASC Topic 805, Business Combinations (“ASC 805”) guidance for business combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. If our assumptions or estimates in the fair value calculation change, the fair value of our acquired intangible assets could change; this would also change the value of our goodwill.

Accounting for Goodwill and Other Intangible Assets

We account for our goodwill and other indefinite-lived intangible assets as required by FASB ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). Under ASC 350, we do not amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. ASC 350 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques on an annual basis and when events occur that may suggest that the fair value of such assets cannot support the carrying value. ASC 350 gives an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the step one of the two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill.

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

As of September 30, 2018, we had recorded goodwill in the amount of $1.692 billion, including $1.228 billion and $464 million for Recorded Music and Music Publishing, respectively, primarily related to the Merger and PLG Acquisition. We test our goodwill and other indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter of each fiscal year as of July 1. The performance of our fiscal 2018 impairment analysis did not result in an impairment of the Company’s goodwill and other indefinite-lived intangible assets.

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

Revenue and Cost Recognition

Sales Returns and Uncollectible Accounts

In accordance with practice in the recorded music industry and as customary in many territories, certain physical products (such as CDs and DVDs) are sold to customers with the right to return unsold items. Under FASB ASC Topic 605, Revenue Recognition, revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

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

Based on management’s analysis of sales returns and uncollectible accounts, reserves totaling $45 million and $50 million were established at September 30, 2018 and September 30, 2017, respectively. The ratio of our receivable allowances to gross accounts receivables was 9% at September 30, 2018 and 11% at September 30, 2017.

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

We had $276 million and $313 million of advances in our balance sheet at September 30, 2018 and September 30, 2017, respectively. We believe such advances are recoverable through future royalties to be earned by the applicable recording artists and songwriters.

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

Accounting for Share-based Compensation

Share-based compensation represents compensation payment for which the amounts are based on the fair market value of the Company’s common stock. The Company’s Senior Management Free Cash Flow Plan is classified as a liability rather than equity under ASC 718. Liability classified share-based compensation costs are measured at fair value each reporting date until settlement. Because it is not practical for the Company to estimate the volatility of its share price needed to use the fair value approach since our stock is not currently publically traded, the Company has made a policy election that whenever share-based payment awards are required to be measured as a liability, the Company will use the intrinsic value method to measure the costs. Under the intrinsic value method, the Company obtains a valuation of our presumed stock price quarterly and re-measures the related awards using this new price, recognizing compensation costs for the difference between the existing price and new price.

Determining fair value requires significant judgment concerning the assumptions used in the valuation model, including discount rates, the amount and timing of expected future cash flows and growth rates. The cash flows employed in the discounted cash flows analysis are based on management’s most recent budget and business plans and when applicable, various growth rates have been assumed for years beyond the current business plan periods. Any forecast contains a degree of uncertainty and modifications to these cash flows could significantly increase or decrease the fair value of the presumed share price. For example, if revenue from sales of physical products continues to decline and the revenue from sales of digital products does not continue to grow as expected and we are unable to adjust costs accordingly, it could have a negative impact on future pricing. In determining which discount rate to utilize, management determines the appropriate weighted average cost of capital (“WACC”) for the Company. Management considers many factors in selecting a WACC, including the market view of risk, the appropriate capital structure and the appropriate borrowing rates for the Company. The selection of a WACC is subjective and modification to this rate could significantly increase or decrease the fair value of our presumed stock price.

New Accounting Principles

In addition to the critical accounting policies discussed above, we adopted several new accounting policies during the past three years. None of these new accounting principles had a material effect on our audited financial statements. We will adopt ASC 606, Revenue from Contracts with Customers, on October 1, 2018 which will have a material transition adjustment to accumulated deficit upon adoption. See Note 2 to our audited Consolidated Financial Statements included elsewhere herein for a complete summary of all our significant accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 12 to our audited Consolidated Financial Statements included herein, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of September 30, 2018, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2017.

Foreign Currency Risk

Within our global business operations we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.- copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona, and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations in the local currency that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of September 30, 2018, the Company had no outstanding hedge contracts.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at fiscal year end, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. As we have no hedge contracts outstanding as of September 30, 2018, the fair value of the foreign exchange forward contracts would have no impact. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $2.851 billion of principal debt outstanding at September 30, 2018, of which $1.326 billion was variable-rate debt and $1.525 billion was fixed-rate debt. As such, we are exposed to changes in interest rates. At September 30, 2018, 53% of the Company’s debt was at a fixed-rate. In addition, at September 30, 2018, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six month LIBOR rate. To manage interest rate risk on $320 million of U.S. dollar denominated variable-rate debt, the Company entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.

Based on the level of interest rates prevailing at September 30, 2018, the fair value of the fixed-rate and variable-rate debt was approximately $2.862 billion. Further, based on the amount of its fixed-rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed-rate debt by approximately $12 million or increase the fair value of the fixed-rate debt by approximately $15 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WARNER MUSIC GROUP CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Management designed our internal control systems in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Warner Music Group Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Warner Music Group Corp. and subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and (deficit) equity, for each of the years in the three‑year period ended September 30, 2018, and the related notes, and the related supplementary information, and financial statement schedule II as listed in the accompanying index to Item 8 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

New York, New York
December 20, 2018

Warner Music Group Corp.

Consolidated Balance Sheets

	September 30,	September 30,
	2018	2017
	(in millions)
Assets
Current assets:
Cash and equivalents	$514	$647
Accounts receivable, net of allowances of $45 million and $50 million	447	404
Inventories	42	39
Royalty advances expected to be recouped within one year	123	141
Prepaid and other current assets	50	44
Total current assets	1,176	1,275
Royalty advances expected to be recouped after one year	153	172
Property, plant and equipment, net	229	213
Goodwill	1,692	1,685
Intangible assets subject to amortization, net	1,851	2,090
Intangible assets not subject to amortization	154	117
Deferred tax assets, net	11	97
Other assets	78	69
Total assets	$5,344	$5,718
Liabilities and Equity
Current liabilities:
Accounts payable	$281	$208
Accrued royalties	1,396	1,263
Accrued liabilities	423	365
Accrued interest	31	41
Deferred revenue	208	197
Other current liabilities	34	26
Total current liabilities	2,373	2,100
Long-term debt	2,819	2,811
Deferred tax liabilities, net	165	190
Other noncurrent liabilities	307	309
Total liabilities	$5,664	$5,410
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,052 shares issued and outstanding)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(1,272)	(654)
Accumulated other comprehensive loss, net	(190)	(181)
Total Warner Music Group Corp. (deficit) equity	(334)	293
Noncontrolling interest	14	15
Total equity	(320)	308
Total liabilities and equity	$5,344	$5,718

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2018	2017	2016
	(in millions)
Revenues	$4,005	$3,576	$3,246
Costs and expenses:
Cost of revenue	(2,171)	(1,931)	(1,707)
Selling, general and administrative expenses (a)	(1,411)	(1,222)	(1,082)
Amortization expense	(206)	(201)	(243)
Total costs and expenses	(3,788)	(3,354)	(3,032)
Operating income	217	222	214
Loss on extinguishment of debt	(31)	(35)	(18)
Interest expense, net	(138)	(149)	(173)
Other income (expense)	394	(40)	18
Income (loss) before income taxes	442	(2)	41
Income tax (expense) benefit	(130)	151	(11)
Net income	312	149	30
Less: Income attributable to noncontrolling interest	(5)	(6)	(5)
Net income attributable to Warner Music Group Corp.	$307	$143	$25

(a) Includes depreciation expense of:	$(55)	$(50)	$(50)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2018	2017	2016
	(in millions)
Net income	$312	$149	$30
Other comprehensive (loss) income, net of tax
Foreign currency adjustment	(13)	30	(44)
Deferred gains on derivative financial instruments	3	—	—
Minimum pension liability	1	7	(7)
Other comprehensive (loss) income, net of tax	(9)	37	(51)
Total comprehensive income (loss)	303	186	(21)
Less: Income attributable to noncontrolling interest	(5)	(6)	(5)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$298	$180	$(26)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,	Fiscal Year Ended September 30,
	2018	2017	2016
	(in millions)
Cash flows from operating activities
Net income	$312	$149	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	251	293
Unrealized losses and remeasurement of foreign denominated loans	(3)	24	—
Deferred income taxes	66	(192)	(26)
Loss on extinguishment of debt	31	35	18
Net (gain) loss on investments	(389)	17	(9)
Gain on sale of real estate	—	—	(24)
Non-cash interest expense	6	8	11
Equity-based compensation expense	62	70	23
Changes in operating assets and liabilities:
Accounts receivable	(43)	(60)	17
Inventories	(3)	1	—
Royalty advances	31	17	(13)
Accounts payable and accrued liabilities	82	48	23
Royalty payables	22	136	49
Accrued interest	(10)	3	(20)
Deferred revenue	(4)	22	(35)
Other balance sheet changes	4	6	5
Net cash provided by operating activities	425	535	342
Cash flows from investing activities
Acquisition of music publishing rights, net	(14)	(16)	(25)
Capital expenditures	(74)	(44)	(42)
Investments and acquisitions of businesses, net	(23)	(139)	(28)
Proceeds from the sale of investments	516	73	45
Proceeds from the sale of real estate	—	—	42
Net cash provided by (used in) investing activities	405	(126)	(8)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	—	380	—
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	—	250	—
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—	—
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	320	22	—
Proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes	—	—	300
Repayment of Acquisition Corp. Senior Term Loan Facility	—	—	(309)
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	—	(450)	—
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	—	(173)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	—	(28)	—
Repayment of Holdings 13.75% Senior Notes	—	—	(150)
Repayment of Acquisition Corp. 6.75% Senior Notes	(635)	—	(24)
Call premiums paid on early redemption of debt	(23)	(27)	(10)
Deferred financing costs paid	(12)	(13)	(4)
Distribution to noncontrolling interest holder	(5)	(5)	(5)
Dividends paid	(925)	(84)	—
Repayment of capital lease obligations	—	—	(14)
Net cash used in financing activities	(955)	(128)	(216)
Effect of exchange rate changes on cash and equivalents	(8)	7	(5)
Net increase in cash and equivalents	(133)	288	113
Cash and equivalents at beginning of period	647	359	246
Cash and equivalents at end of period	$514	$647	$359

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of (Deficit) Equity

					Accumulated	Total
			Additional		Other	Warner Music		Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	(Deficit)
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2015	1,055	$—	$1,128	$(740)	$(167)	$221	$18	$239
Net income	—	—	—	25	—	25	5	30
Other comprehensive (loss) income, net of tax	—	—	—	—	(51)	(51)	—	(51)
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	(3)	(3)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2016	1,055	$—	$1,128	$(715)	$(218)	$195	$15	$210
Net income	—	—	—	143	—	143	6	149
Dividends	—	—	—	(84)	—	(84)	—	(84)
Other comprehensive (loss) income, net of tax	—	—	—	—	37	37	—	37
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	(3)	(3)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(5)	(5)
Other	—	—	—	2	—	2	2	4
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	307	—	307	5	312
Dividends	—	—	—	(925)	—	(925)	—	(925)
Other comprehensive (loss) income, net of tax	—	—	—	—	(9)	(9)	—	(9)
Disposal of noncontrolling interest related to divestiture	—	—	—	—	—	—	—	—
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(6)	(6)
Other	(3)	—	—	—	—	—	—	—
Balance at September 30, 2018	1,052	$—	$1,128	$(1,272)	$(190)	$(334)	$14	$(320)

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels— Atlantic Records and Warner Bros. Records. In October 2018, the Company launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including, Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

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

The Company’s Recorded Music products are sold in digital form to an expanded universe of digital partners, including digital streaming services such as Amazon, Apple Music, Deezer, Napster, Soundcloud, Spotify, Tencent and YouTube, digital radio services such as iHeart Radio, Pandora and Sirius XM and digital download services such as Apple’s iTunes and Google Play. In addition, Recorded Music products are also sold in physical retail outlets and in physical form to online physical retailers such as Amazon.com and bestbuy.com.

The Company has integrated the exploitation of digital content into all aspects of its business, including A&R, marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its digital partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. The fiscal year ended September 30, 2018 ended on September 28, 2018, the fiscal year ended September 30, 2017 ended on September 29, 2017, and the fiscal year ended September 30, 2016 ended on September 30, 2016. For convenience purposes, the Company continues to date its financial statements as of September 30.

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

Sales Returns and Allowance for Doubtful Accounts

Management’s estimate of Recorded Music physical products that will be returned, and the amount of receivables that will ultimately be collected is an area of judgment affecting reported revenues and operating income. In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of our products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return. The provision for such sales returns is reflected as a reduction in the revenues from the related sale.

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

Concentration of Credit Risk

Customer credit risk represents the potential for financial loss if a customer is unwilling or unable to meet its agreed upon contractual payment obligations. As of September 30, 2018 and September 30, 2017, Spotify represented 18% and 15%, respectively, of the Company’s accounts receivable balance. No other single customer accounted for more than 10% of accounts receivable in either period. The Company, by policy, routinely assesses the financial strength of its customers. As such, the Company does not believe there is any significant collection risk.

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

Goodwill is tested annually for impairment as of July 1 and at any time upon the occurrence of certain events or changes in circumstances. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The Company performs an annual impairment test of its indefinite-lived intangible assets as of July 1 of each fiscal year, unless events occur which trigger the need for an earlier impairment test. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conduct a quantitative analysis if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using a DCF analysis, such as the relief from royalty method, which is used in estimating the fair value of the Company’s trademarks. Discount rate assumptions are based on an assessment of the risk inherent in the projected future cash flows generated by the respective intangible assets. Also subject to judgment are assumptions about royalty rates, which are based on the estimated rates at which similar trademarks are being licensed in the marketplace.

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

Music Publishing

Music Publishing revenues are earned from the receipt of royalties relating to the licensing of rights in musical compositions, and the sale of published sheet music and songbooks. The receipt of royalties principally relates to amounts earned from the public performance of copyrighted material, the mechanical reproduction of copyrighted material on recorded media including digital formats, and the use of copyrighted material in synchronization with visual images. Music publishing royalties, except for synchronization royalties, generally are recognized as revenue when cash is received. Synchronization revenue is typically recognized as revenue on an accrual basis when all revenue recognition criteria are met in accordance with ASC 605.

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

Advertising

As required by the FASB ASC Subtopic 720-35, Advertising Costs (“ASC 720-35”), advertising costs, including costs to produce music videos used for promotional purposes, are expensed as incurred. Advertising expense amounted to approximately $104 million, $97 million, and $91 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. Deferred advertising costs, which principally relate to advertisements that have been paid for but not been exhibited or services that have not been received, were not material for all periods presented.

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

Under the recognition provision of ASC 718, liability classified share-based compensation costs are measured each reporting date until settlement. The Company’s policy is to measure share-based compensation costs using the intrinsic value method instead of fair value as it is not practical to estimate the volatility of its share price. During fiscal year 2013, the Company initiated a long term incentive plan that has liability classification for share-based compensation awards and continues to be effective through September 30, 2018.

Income Taxes

Income taxes are provided using the asset and liability method presented by FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current fiscal year and include the results of any differences between U.S. GAAP and tax reporting. Deferred income taxes reflect the tax effect of net operating loss, capital loss and general business credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statements and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  In accordance with ASC 740, the Company recorded the impacts in the period of enactment.

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

New Accounting Pronouncements

In October 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation ("ASU 2016-09"). This ASU provides amended guidance which simplifies the accounting for share-based payment transactions involving multiple aspects of the accounting for share-based transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of ASU 2016-09 did not have any effect on the Company’s consolidated financial statements and footnote disclosures as of September 30, 2018.

In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment – Music. The amendment was the result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and international financial reporting standards ("IFRS"). The joint project clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and IFRS. ASC 606 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The update may be applied using one of two methods: full retrospective application to each prior reporting period presented, or modified retrospective application with the cumulative effect of initially applying the update recognized at the date of initial application. The Company will adopt ASC 606 on October 1, 2018 under the modified retrospective method.

The Company has substantially completed its assessment of the impact of adoption of this new guidance and believes the most significant impact will be a change in the timing of revenue recognition in its Music Publishing segment as well as international broadcast rights within Recorded Music. The Company generally records revenues from the licensing of publishing rights and international broadcast fees when cash is received.  Under the new revenue recognition rules, revenues will be recorded based on best estimates available in the period of sales or usage. Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue will be recognized at the point in time when control of the license is transferred to the customer.  The Company’s evaluation of the impact this standard will have on its consolidated financial statements is ongoing and primarily relates to the quantification of the adoption date licensing accrual. Based on efforts to date, the cumulative-effect adjustment upon adoption of the new revenue recognition standard as of October 1, 2018, which primarily relates to the aforementioned accrual of licensing revenue, is expected to decrease the opening balance of accumulated deficit by approximately $150 million, net of tax.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments, except those investments under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable price. The Company will adopt ASU 2016-01 beginning October 1, 2018 and this adoption is not expected to have a significant impact on the Company’s financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  This ASU requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those years.  The Company will adopt ASU 2016-16 beginning October 1, 2018 and this adoption is not expected to have a significant impact on the Company’s financial statements.

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The Company will adopt the new standard on October 1, 2018. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This ASU improves certain aspects of the hedge accounting model including making more risk management strategies eligible for hedge accounting and simplifying the assessment of hedge effectiveness. ASU 2017-12 is effective for all annual periods beginning after December 15, 2018 and interim periods within those fiscal years.  Early adoption is permitted and requires a prospective adoption with a cumulative-effect adjustment to accumulated deficit as of the beginning of the fiscal year of adoption for existing hedging relationships. The Company is evaluating the impact of the adoption of this standard on its financial statements and disclosures.

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (“ASU 2018-02”). This ASU allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is evaluating the impact of the adoption of this standard on its financial statements and disclosures.

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

3. Comprehensive (Loss) Income

Comprehensive (loss) income, which is reported in the accompanying consolidated statements of equity, consists of net (loss) income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net (loss) income. For the Company, the components of other comprehensive loss primarily consist of foreign currency translation losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of less than $1 million:

	Foreign	Minimum	Deferred Gains	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2015	$(157)	$(10)	$—	$(167)
Other comprehensive loss (a)	(44)	(6)	—	(50)
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Balance at September 30, 2016	$(201)	$(17)	$—	$(218)
Other comprehensive income (a)	30	8	—	38
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	(1)
Balance at September 30, 2017	$(171)	$(10)	$—	$(181)
Other comprehensive loss (a)	(13)	1	3	(9)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at September 30, 2018	$(184)	$(9)	$3	$(190)

(a)

Includes historical foreign currency translation related to certain intra-entity transactions that are no longer of a long-term investment nature of $0 million, $(19) million and $(109) million during the fiscal year ended September 30, 2018, 2017 and 2016, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,	September 30,
	2018	2017
	(in millions)
Land	$11	$11
Buildings and improvements	109	99
Furniture and fixtures	11	10
Computer hardware and software	302	262
Construction in progress	42	30
Machinery and equipment	11	11
Gross Property, Plant and Equipment	$486	$423
Less accumulated depreciation	(257)	(210)
Net Property, Plant and Equipment	$229	$213

5. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2016	$1,163	$464	$1,627
Acquisitions	58	—	58
Dispositions	(10)	—	(10)
Other adjustments	10	—	10
Balance at September 30, 2017	$1,221	$464	$1,685
Acquisitions	12	—	12
Dispositions	—	—	—
Other adjustments	(5)	—	(5)
Balance at September 30, 2018	$1,228	$464	$1,692

The increase in goodwill during the fiscal year ended September 30, 2018 primarily relates to finalizing the purchase accounting allocation for the Spinnin’ Records acquisition, which resulted in an increase in goodwill of $10 million, as discussed below. The increase in goodwill during the fiscal year ended September 30, 2017 primarily relates to the Spinnin’ Records acquisition in September 2017. The decrease in goodwill during the fiscal year ended September 30, 2017 includes goodwill associated with immaterial dispositions. The other adjustments during both the fiscal years ended September 30, 2018 and 2017 primarily represent foreign currency movements.

The Company accounted for the acquisition of Spinnin’ Records as a business combination under ASC 805, which requires the acquisition method of accounting. At September 30, 2017, the Company performed a preliminary purchase allocation under the acquisition method of accounting, which resulted in goodwill, intangibles, deferred tax liabilities and other insignificant assets and liabilities assumed. The preliminary purchase accounting was subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired. At September 30, 2018, the Company finalized the allocation recorded at September 30, 2017 based on a final determination of fair market valuation of certain intangible assets. The updated allocation resulted in an increase in goodwill of $10 million, a decrease in intangible assets of $13 million, and a decrease in deferred tax liabilities of $3 million during the current year.

For the fiscal year ended September 30, 2017, the cash paid of $139 million includes the acquisition of Spinnin’ Records, which was acquired on September 7, 2017.  Based in the Netherlands, Spinnin’ Records is a dance and electronic music company.  The results of operations for Spinnin’ Records are reported in our Recorded Music segment following the acquisition date.

The Company performs its annual goodwill impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s goodwill may not be recoverable. The performance of the annual fiscal 2018 impairment analysis did not result in an impairment of the Company’s goodwill.

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	September 30,	September 30,
	Useful Life	2018	2017
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$870	$898
Music publishing copyrights	26 years	1,540	1,534
Artist and songwriter contracts	13 years	864	904
Trademarks	6 years	12	14
Other intangible assets	5 years	26	10
Total gross intangible asset subject to amortization		3,312	3,360
Accumulated amortization		(1,461)	(1,270)
Total net intangible assets subject to amortization		1,851	2,090
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	154	117
Total net other intangible assets		$2,005	$2,207

The Company performs its annual indefinite-lived intangible assets impairment test in accordance with ASC 350 during the fourth quarter of each fiscal year as of July 1. The Company may conduct an earlier review if events or circumstances occur that would suggest the carrying value of the Company’s indefinite-lived intangible assets may not be recoverable. The performance of the annual fiscal 2018 impairment analysis did not result in an impairment of the Company’s indefinite-lived intangible assets.

For the fiscal year ended September 30, 2017, the intangible balances presented include a preliminary purchase accounting allocation resulting from the acquisition of Spinnin’ Records in September 2017.

Amortization

Based on the amount of intangible assets subject to amortization at September 30, 2018, the expected amortization for each of the next five fiscal years and thereafter are as follows:

Fiscal Years Ended
September 30,
(in millions)
2019	$204
2020	175
2021	174
2022	166
2023	131
Thereafter	1,001
$1,851

The life of all acquired intangible assets is evaluated based on the expected future cash flows associated with the asset. The expected amortization expense above reflects estimated useful lives assigned to the Company’s identifiable, finite-lived intangible assets primarily established in the accounting for the Merger and the PLG Acquisition.

6. Debt

Debt Capitalization

Long-term debt consists of the following:

	September 30,	September 30,
	2018	2017
	(in millions)
Revolving Credit Facility—Acquisition Corp. (a)	$—	$—
Senior Term Loan Facility due 2023—Acquisition Corp. (b)	1,310	990
5.625% Senior Secured Notes due 2022—Acquisition Corp. (c)	246	246
5.00% Senior Secured Notes due 2023—Acquisition Corp. (d)	297	297
4.125% Senior Secured Notes due 2024—Acquisition Corp. (e)	399	402
4.875% Senior Secured Notes due 2024—Acquisition Corp. (f)	247	246
6.75% Senior Notes due 2022—Acquisition Corp. (g)	—	630
5.50% Senior Notes due 2026—Acquisition Corp. (h)	320	—
Total debt (i)	$2,819	$2,811

(a)

Reflects $180 million and $150 million of commitments under the Revolving Credit Facility, less letters of credit outstanding of approximately $8 million and $12 million at September 30, 2018 and September 30, 2017, respectively. There were no loans outstanding under the Revolving Credit Facility at September 30, 2018 or September 30, 2017.

(b)

Principal amount of $1.326 billion and $1.006 billion less unamortized discount of $4 million and $6 million and unamortized deferred financing costs of $12 million and $10 million at September 30, 2018 and September 30, 2017, respectively.

(c)	Principal amount of $248 million less unamortized deferred financing costs of $2 million at both September 30, 2018 and September 30, 2017.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both September 30, 2018 and September 30, 2017.
(e)

Face amount of €345 million. Above amounts represent the dollar equivalent of such notes at September 30, 2018 and September 30, 2017. Principal amount of $402 million and $407 million less unamortized deferred financing costs of $3 million and $5 million at September 30, 2018 and September 30, 2017, respectively.

(f)

Principal amount of $250 million at both September 30, 2018 and September 30, 2017 less unamortized deferred financing costs of $3 million and $4 million at September 30, 2018 and September 30, 2017, respectively.

(g)	Principal amount of $635 million less unamortized deferred financing costs of $5 million at September 30, 2017.
(h)	Principal amount of $325 million less unamortized deferred financing costs of $5 million at September 30, 2018.
(i)

Principal amount of debt of $2.851 billion and $2.846 billion less unamortized discount of $4 million and $6 million and unamortized deferred financing costs of $28 million and $29 million at September 30, 2018 and September 30, 2017, respectively.

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

The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. Please refer to Note 12 of our Consolidated Financial Statements for further discussion.

Maturity of Senior Term Loan Facility

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is January 31, 2023.

Maturities of Senior Notes and Senior Secured Notes

As of September 30, 2018, there are no scheduled maturities of notes until 2022, when $248 million is scheduled to mature. Thereafter, $1.277 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $138 million, $149 million, and $173 million for the fiscal years ended September 30, 2018, 2017 and 2016, respectively. The weighted-average interest rate of the Company’s total debt was 4.7% at September 30, 2018, 4.9% at September 30, 2017 and 5.3% at September 30, 2016.

7. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act contains significant revisions to U.S. federal corporate income tax provisions, including, but not limited to, a reduction of the U.S. federal corporate statutory tax rate from 35% to 21%, a one-time transition tax on accumulated foreign earnings, an income inclusion of global intangible low-taxed income (“GILTI”), and a new minimum tax, the base erosion anti-abuse tax (“BEAT”).  In accordance with ASC 740, the Company recorded the effects of the Tax Act during the three months ended December 31, 2017.  The effect of the tax rate change was recorded in the period of enactment as provisional in accordance with the guidance under ASU 2018-05 and was finalized as of September 30, 2018.

The reduction in U.S. federal corporate statutory tax rate from 35% to 21% was effective January 1, 2018.  The Tax Act requires companies with a fiscal year that begins before and ends after the effective date of the rate change to calculate a blended tax rate based on the pro rata number of days in the fiscal year before and after the effective date. As a result, for the fiscal year ending September 30, 2018, the Company’s U.S. federal statutory income tax rate was 24.5%. For the fiscal year ending September 30, 2019, the Company will be subject to the U.S. federal corporate statutory tax rate of 21%.

The reduction in the U.S. federal corporate statutory tax rate required the Company to adjust its U.S. deferred tax assets and liabilities using the newly enacted tax rate of 21%.  As a result, the Company has recorded a U.S. income tax expense of $23 million for the reduction of its net U.S. deferred tax assets in the period ended September 30, 2018.

The Company reasonably estimates that there is no income tax impact related to the one-time transition tax on accumulated foreign earnings (“Transition Tax”) and recorded no income tax liability for the fiscal year ended September 30, 2018 due to an estimated overall deficit in accumulated foreign earnings.  This estimate is provisional since the Company has not obtained and analyzed information necessary to finalize its accounting for the impact of the Transition Tax. The final impacts of the Transition Tax may differ from the estimate due to changes in interpretations of the Tax Act and updates or changes to the information that the Company has used to estimate the transition impact, including, but not limited to, the impacts from changes to foreign earnings estimates and foreign exchange rates.

GILTI and BEAT are effective for the Company’s fiscal year ending September 30, 2019. The Company is in the process of assessing the impact of GILTI and BEAT on its consolidated financial statements.  At this time, the Company expects that GILTI will increase its U.S. taxable income and that, after its U.S. net operating loss carryforwards are used, the Company will incur incremental U.S. cash tax on such GILTI inclusions due to expense allocations required by U.S. foreign tax credit rules.  The Company has elected to recognize the impact of GILTI in the specific period in which it occurs.

The domestic and foreign pretax (loss) income from continuing operations is as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2018	2017	2016
	(in millions)
Domestic	$347	$(37)	$35
Foreign	95	35	6
Total	$442	$(2)	$41

Current and deferred income taxes (tax benefits) provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2018	2017	2016
	(in millions)
Federal:
Current	$—	$—	$—
Deferred	91	(169)	3
Foreign:
Current (a)	58	41	39
Deferred	(26)	(12)	(30)
U.S. State:
Current	6	2	3
Deferred	1	(13)	(4)
Total	$130	$(151)	$11

(a)	Includes withholding taxes of $15 million, $13 million and $17 million for the fiscal years ended September 30, 2018, September 30, 2017, and September 30, 2016, respectively.

The differences between the U.S. federal statutory income tax rate of 24.5%, 35.0% and 35.0% for the fiscal year ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively, and income taxes provided are as follows:

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	September 30,	September 30,	September 30,
	2018	2017	2016
	(in millions)
Taxes on income at the U.S. federal statutory rate	$108	$(1)	$14
U.S. state and local taxes	7	3	(1)
Foreign income taxed at different rates, including withholding taxes	19	11	12
Increase in valuation allowance	4	18	19
Release of valuation allowance	(14)	(134)	(26)
Change in tax rates	23	(1)	(10)
Intergroup transfer	(30)	—	—
Foreign currency losses on intra-entity loans	—	(59)	—
Non-deductible long term incentive plan	8	10	1
Other	5	2	2
Total income tax (benefit) expense	$130	$(151)	$11

During the year ended September 30, 2018, the Company recognized a U.S. tax expense of $23 million related to the reduction of net U.S deferred tax assets as a result of the Tax Act. In addition, the Company recognized a net tax benefit of $30 million related to a prior year intergroup transfer. During the year ended September 30, 2017, the Company recognized a U.S. tax benefit of $59 million related to foreign currency losses on intra-entity loans. The foreign currency loss was previously reported in accumulated other comprehensive loss as the intra-entity loans were previously considered long-term in nature.

For the fiscal year ended September 30, 2018 and for the fiscal year ended September 30, 2017, the Company incurred losses in certain foreign territories and has offset the tax benefit associated with these losses with a valuation allowance as the Company has determined that it is more likely than not that these losses will not be utilized. For the fiscal year ended September 30, 2017, the Company released $125 million of the U.S. valuation allowance related to U.S. tax attributes. Significant components of the Company’s net deferred tax assets (liabilities) are summarized below:

	September 30,	September 30,
	2018	2017
	(in millions)
Deferred tax assets:
Allowances and reserves	$26	$35
Employee benefits and compensation	86	91
Other accruals	56	68
Tax attribute carryforwards	314	482
Other	4	13
Total deferred tax assets	486	689
Valuation allowance	(206)	(193)
Net deferred tax assets	280	496
Deferred tax liabilities:
Depreciation, amortization and artist advances	—	(15)
Intangible assets	(434)	(574)
Total deferred tax liabilities	(434)	(589)
Net deferred tax liabilities	$(154)	$(93)

Of the valuation allowance of $206 million at September 30, 2018, $149 million relates to U.S. tax attributes, of which $133 million relates to foreign tax credit carryforwards, $12 million relates to U.S. state NOL carryforwards and $4 million relates to outside basis differences in investments.

At September 30, 2018, the Company has U.S. federal tax net operating loss carryforwards of $175 million, which will begin to expire in fiscal year 2033. The Company also has tax net operating loss carryforwards, with no expiration date, in the U.K., France and Spain of $20 million, $106 million and $39 million, respectively, and other tax net operating loss carryforwards in state, local and foreign jurisdictions that expire in various periods. In addition, the Company has foreign tax credit carryforwards for U.S. tax purposes of $169 million. The U.S. foreign tax credits will begin to expire in fiscal year 2019.

Deferred income taxes have not been recorded on indefinitely reinvested earnings of certain foreign subsidiaries of approximately $193 million at September 30, 2018. Distribution of these earnings may result in foreign withholding taxes and U.S. state taxes.  However, variables existing if and when remittance occurs make it impracticable to estimate the amount of the ultimate tax liability, if any, on these accumulated foreign earnings.

The Company classifies interest and penalties related to uncertain tax position as a component of income tax expense.  As of September 30, 2018 and September 30, 2017, the Company had accrued $2 million and $3 million of interest and penalties, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, are as follows (in millions):

Balance at September 30, 2015	$35
Additions for current year tax positions	7
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(13)
Balance at September 30, 2016	$30
Additions for current year tax positions	2
Additions for prior year tax positions	1
Subtractions for prior year tax positions	(14)
Balance at September 30, 2017	$19
Additions for current year tax positions	3
Additions for prior year tax positions	3
Subtractions for prior year tax positions	(7)
Balance at September 30, 2018	$18

Included in the total unrecognized tax benefits at September 30, 2018 and 2017 are $18 million and $19 million, respectively, that if recognized, would reduce the effective income tax rate. The Company’s gross unrecognized tax benefits decreased during the year ended September 30, 2018 by $7 million due primarily to a final court decision in Austria. The Company has determined that is reasonably possible that its existing reserve for uncertain tax positions as of September 30, 2018 could decrease by up to approximately $3 million related to various ongoing audits and settlement discussions in various foreign jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. and various foreign jurisdictions. The Company has completed tax audits in the U.S. for tax years ended through September 30, 2013, in the U.K. for the tax years ending through September 30, 2014, in Canada for tax years ended through September 30, 2013, in Germany for the tax years ending through September 30, 2009 and in Japan for the tax years ending through September 30, 2012. The Company is at various stages in the tax audit process in certain foreign and local jurisdictions.

8. Employee Benefit Plans

Certain international employees, such as those in Germany and Japan, participate in locally sponsored defined benefit plans, which are not considered to be material either individually or in the aggregate and have a combined projected benefit obligation of approximately $73 million and $75 million as of September 30, 2018 and September 30, 2017, respectively. Pension benefits under the plans are based on formulas that reflect the employees’ years of service and compensation levels during their employment period. The Company had unfunded pension liabilities relating to these plans of approximately $50 million recorded in its balance sheets as of both September 30, 2018 and September 30, 2017. The Company uses a September 30 measurement date for its plans. For each of the fiscal years ended September 30, 2018, September 30, 2017, and September 30, 2016, pension expense amounted to $4 million.

Certain employees also participate in defined contribution plans. The Company’s contributions to the defined contribution plans are based upon a percentage of the employees’ elected contributions. The Company’s defined contribution plan expense amounted to approximately $5 million for the fiscal year ended September 30, 2018, $5 million for the fiscal year ended September 30, 2017, and $5 million for the fiscal year ended September 30, 2016.

9. Share-Based Compensation Plans

Effective January 1, 2013, eligible individuals were invited to participate in the Senior Management Free Cash Flow Plan (as amended, the “Plan”). Eligible individuals include any employee, consultant or officer of the Company or any of its affiliates, who is selected by the Company’s Compensation Committee to participate in the Plan. In 2017, the Company’s Compensation Committee invited two additional employees to participate in the Plan. Under the Plan, participants are allocated a specific portion of the Company’s free cash flow to use to purchase the equivalent of Company stock through the acquisition of deferred equity units. Participants also receive a grant of profit interests in a purposely established LLC holding company (the “LLC”) that represent an economic entitlement to future appreciation over an equivalent number of shares of Company stock (“matching units”). The Company’s Board of Directors authorized the issuance of up to 82.1918 shares of the Company’s common stock pursuant to the Plan, 41.0959 in respect of deferred equity units and 41.0959 in respect of matching units. The LLC currently owns 52 issued and outstanding shares. Each deferred equity unit is equivalent to 1/10,000 of a share of Company stock. The Company will allocate units to active participants each Plan year at the time that annual free cash flow bonuses for such Plan year are determined and may grant unallocated units under the Plan to certain members of current or future management. At the time that annual free cash flow bonuses for such Plan year are determined, a participant shall be credited a number of deferred equity units based on their respective allocation divided by the grant date intrinsic value and an equal number of the related matching units will be allocated. The redemption price of the deferred equity units will equal the fair market value of a fractional share of the Company’s stock on the date of the settlement and the redemption price for the matching units will equal the excess, if any, of the then fair market value of one Company fractional share over the grant date intrinsic value of one fractional share.

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

The intrinsic value method utilized by the Company is based on the estimated fair value of equity divided by the number of shares outstanding to determine a price per share.  The Company’s estimated fair value of equity is derived from a discounted cash flow model with adjustments for non-operating assets, less the estimated fair value of debt.

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

The following is a summary of the Company’s share awards:

				Matching	Deferred Equity	Matching Equity
			Deferred	Equity Units	Units Weighted-	Units Weighted-
			Equity Units	Weighted-	Average	Average
			Weighted-	Average	Grant-Date	Grant-Date
	Deferred	Matching	Average	Intrinsic	Intrinsic	Intrinsic
	Equity Units	Equity Units	Fair Value	Value	Value	Value
Unvested units at September 30, 2016	19	28	$142.21	$35.08	$107.13	$—
Granted	11	11	241.75	90.06	146.86	—
Vested	(17)	(3)	241.75	134.62	107.13	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2017	13	36	$241.75	$111.23	$140.04	$—
Granted	—	—	—	—	—	—
Vested	(7)	(9)	304.22	193.83	133.05	—
Forfeited	—	—	—	—	—	—
Unvested units at September 30, 2018	6	27	$304.22	$167.15	$148.69	$—

The weighted-average grant date intrinsic value of deferred equity unit awards for the fiscal year ended September 30, 2018 was $148.69. The fair value of these deferred equity units at September 30, 2018 was $304.22. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2017 was $140.04. The fair value of these deferred equity units at September 30, 2017 was $241.75. The weighted-average grant date intrinsic value of deferred equity unit awards for the period ended September 30, 2016 was $107.13. The fair value of these deferred equity units at September 30, 2016 was $142.21.

Compensation Expense

The Company recognized non-cash share-based compensation expense of $62 million, free cash flow compensation expense of $19 million and dividend expense related to the equity units of $27 million for the fiscal year ended September 30, 2018. The Company recognized non-cash share-based compensation expense of $70 million, free cash flow compensation expense of $30 million and dividend expense related to the equity units of $2 million for the fiscal year ended September 30, 2017. The Company recognized non-cash share-based compensation of $23 million for the fiscal year ended September 30, 2016. Of the $23 million, $13 million related to awards for employees and $10 million related to awards for non-employees for the fiscal year ended September 30, 2016.

In addition, at September 30, 2018, September 30, 2017 and September 30, 2016, the Company had approximately $18 million, $34 million and $2 million, respectively, of unrecognized compensation costs related to its unvested share awards. As of September 30, 2018, the remaining weighted average period over which total compensation related to unvested awards is expected to be recognized is 2 years.

10. Related Party Transactions

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into a management agreement with Access, dated as of the Merger Closing Date (the “Management Agreement”), pursuant to which Access will provide the Company and its subsidiaries, with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access a specified annual fee equal to a base amount of approximately $9 million or based on a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The annual fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement.

Such costs incurred by the Company were approximately $16 million, $9 million and $9 million for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively, which includes the annual fee, but excludes $2 million of expenses reimbursed related to certain consultants with full time roles at the Company for the fiscal year ended September 30, 2016. Such amounts have been included as a component of selling, general and administrative expense in the accompanying statements of operations.

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

On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space in our corporate headquarters at 1633 Broadway, New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2018, an immaterial amount was recorded as rental income. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history.

On July 15, 2016, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Cooper Investment Partners LLC, for the use of office space in our corporate headquarters at 1633 Broadway, New York, New York. The license fee of $16,967.21 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. For the fiscal year ended September 30, 2016, an immaterial amount was recorded as rental income. The space is occupied by Cooper Investment Partners LLC, which is a private equity fund that pursues a wide range of investment opportunities. Mr. Cooper, CEO and director of the Company, is the Managing Partner of Cooper Investment Partners LLC.

Deezer

Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. Deezer paid to WEA International Inc. an aggregate amount of approximately $39 million and $36 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2018 and 2017, respectively. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A.

Acquisition of Selected Assets of Songkick

As of July 12, 2017, we acquired selected assets from Songkick, including the concert discovery app and website and the Songkick trademark, for a purchase price of $5 million. Access owns a significant minority interest in the seller.

Investment in Tencent Music Entertainment Group

On October 1, 2018, WMG China LLC (“WMG China”), an affiliate of the Company, entered into a share subscription agreement with Tencent Music Entertainment Group pursuant to which WMG China agreed to purchase 37,162,288 ordinary shares of Tencent Music Entertainment Group for $100 million.  WMG China is 80% owned by AI New Holdings 5 LLC, an affiliate of Access, and 20% owned by the Company. On October 3, 2018, WMG China acquired the shares pursuant to the share subscription agreement.

Loan Agreement with Max Lousada

On April 16, 2018, the Company loaned $227,000 to Mr. Lousada in exchange for a promissory note, all of which remains outstanding as of December 20, 2018.  Mr. Lousada must repay this loan upon the earliest of specified events, including April 30, 2019, termination of his employment, the event of a default (as specified therein) or if the Company or its affiliate becomes an issuer of publicly-traded stock.

11. Commitments and Contingencies

Leases

The Company occupies various facilities and uses certain equipment under operating leases. Net rent expense was approximately $80 million, $62 million and $60 million for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively.

At September 30, 2018, future minimum payments under non-cancelable operating leases are as follows:

Operating
Years	Leases
(in millions)
2019	$56
2020	50
2021	47
2022	46
2023	45
Thereafter	245
Total	$489

The future minimum payments reflect the amounts owed under lease arrangements and do not include any fair market value adjustments that may have been recorded as a result of the Merger.

Talent Advances

The Company routinely enters into long-term commitments with artists, songwriters and publishers for the future delivery of music product. Such commitments generally become due only upon delivery and Company acceptance of albums from the artists or future musical compositions by songwriters and publishers. Additionally, such commitments are typically cancelable at the Company’s discretion, generally without penalty. Based on contractual obligations and the Company’s expected release schedule, aggregate firm commitments to such talent approximated $340 million and $305 million as of September 30, 2018 and September 30, 2017, respectively.

Other

Other off-balance sheet, firm commitments, which primarily include minimum funding commitments to investees, amounted to approximately $4 million and $3 million at September 30, 2018 and September 30, 2017, respectively.

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company. On August 23, 2018, the Company filed a stipulation of discontinuance without prejudice as to the state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York, which has not yet been scheduled.

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

The Company has entered into, and in the future may enter into, interest rate swaps to manage interest rate risk. These instruments may offset a portion of changes in income or expense, or changes in fair value of the Company’s long-term debt. The interest rate swap instruments are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815, Derivatives and Hedging. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss).

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

The Company’s hedged interest rate transactions as of September 30, 2018 are expected to be recognized within 5 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 15. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps is recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of September 30, 2018, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging. As of September 30, 2017, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

As of September 30, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with $3 million of unrealized deferred gains in comprehensive income related to the interest rate swap. As of September 30, 2017, the Company had no outstanding interest rate swaps and no deferred gains or losses in comprehensive income or losses related to interest rate swaps.

The pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the twelve months ended September 30, 2018 and September 30, 2017 were $4 million and $0 million, respectively.

The following is a summary of amounts recorded in the Consolidated Balance Sheet pertaining to the Company’s designated cash flows hedges at September 30, 2018 and September 30, 2017:

	September 30,	September 30,
	2018 (a)	2017
	(in millions)
Other noncurrent assets	4	—
Other noncurrent liabilities	—	—

(a)	$4 million of interest rate swap in an asset position.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
	(in millions)
2018
Revenues	$3,360	$653	$(8)	$4,005
Operating income (loss)	307	84	(174)	217
Amortization of intangible assets	138	68	—	206
Depreciation of property, plant and equipment	35	7	13	55
OIBDA	480	159	(161)	478
Total assets	1,999	2,423	922	5,344
Capital expenditures	20	3	51	74
2017
Revenues	$3,020	$572	$(16)	$3,576
Operating income (loss)	283	81	(142)	222
Amortization of intangible assets	136	65	—	201
Depreciation of property, plant and equipment	32	6	12	50
OIBDA	451	152	(130)	473
Total assets	2,085	2,510	1,123	5,718
Capital expenditures	21	5	18	44
2016
Revenues	$2,736	$524	$(14)	$3,246
Operating income (loss)	247	68	(101)	214
Amortization of intangible assets	180	63	—	243
Depreciation of property, plant and equipment	32	7	11	50
OIBDA	459	138	(90)	507
Capital expenditures	18	7	17	42

Revenues relating to operations in different geographical areas are set forth below for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016. Total assets relating to operations in different geographical areas are set forth below as of September 30, 2018 and September 30, 2017.

	2018		2017		2016
		Long-lived		Long-lived
	Revenue	Assets	Revenue	Assets	Revenue
	(in millions)
United States	$1,754	$156	$1,587	$139	$1,360
United Kingdom	593	23	522	26	491
All other territories	1,658	50	1,467	48	1,395
Total	$4,005	$229	$3,576	$213	$3,246

Customer Concentration

In the fiscal year ended September 30, 2018, the Company had two customers that individually represented 10% or more of total revenues, whereby one customer represented 15%, and the other represented 14% of total revenues. In the fiscal years ended September 30, 2017 and September 30, 2016, one customer represented 14% of total revenues in each year. These customers’ revenues are included in both the Recorded Music and Music Publishing segments.

14. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $148 million, $138 million and $181 million during the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively. The Company paid approximately $49 million, $40 million and $41 million of foreign income and withholding taxes, net of refunds, for the fiscal years ended September 30, 2018, September 30, 2017 and September 30, 2016, respectively.

Special Cash Dividends

On December 2, 2016, the Company’s Board of Directors approved a special cash dividend of $54 million which was paid on January 3, 2017 to stockholders of record as of December 30, 2016.

On June 5, 2017, the Company’s Board of Directors approved a special cash dividend of $30 million which was paid on July 31, 2017 to stockholders of record as of June 30, 2017.

On January 8, 2018, the Company’s Board of Directors approved a special cash dividend of $125 million which was paid on January 12, 2018 to stockholders of record as of January 11, 2018.

On May 7, 2018, the Company’s Board of Directors approved a special cash dividend of $300 million which was paid on May 11, 2018 to stockholders of record as of May 7, 2018.

On August 7, 2018, the Company’s Board of Directors approved a special cash dividend of $500 million which was paid on August 10, 2018 to stockholders of record as of August 7, 2018.

Our ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Senior Term Loan Facility and the Revolving Credit Facility.

The Company intends to institute a regular quarterly dividend whereby it would intend to pay modest regular quarterly dividends in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness.  The Company expects to pay the first dividend under this policy in the second quarter of fiscal 2019.  The declaration of each dividend will continue to be at the discretion of the Board.

Spotify Share Sale

The Company sold all of its shares of common stock in Spotify Technology S.A. (“Spotify”) for cash proceeds of $504 million during the fiscal year ended September 30, 2018. In February 2016, the Company publicly announced that it would pay royalties in connection with these proceeds. The sale of shares resulted in an estimated pre-tax gain, net of the estimated royalty expense and other related costs, of $382 million, which has been recorded as other income (expense). As of September 30, 2018, the estimated royalty expense and other related costs have been accrued, and have largely been paid at September 30, 2018. The Company has calculated the advance recoveries to be $12 million, and has recorded these advance recoveries as a credit within operating expense in the twelve months ended September 30, 2018. The Company also recorded estimated tax expense of $77 million associated with the net income on the sale of shares in fiscal year ended September 30, 2018.

Additionally, the cash proceeds received in connection with the sale of shares have been reflected as an investing activity on the statement of cash flows within proceeds from the sale of investments.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of September 30, 2018 and September 30, 2017.

	Fair Value Measurements as of September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	(2)	(2)
Other Non-Current Assets:
Interest Rate Swap (b)	—	4	—	4
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(6)	(6)
Interest Rate Swap (b)	—	—	—	—
Total	$—	$4	$(8)	$(4)

	Fair Value Measurements as of September 30, 2017
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (a)	—	—	—	—
Other Non-Current Liabilities:
Contractual Obligations (a)	—	—	(5)	(5)
Total	$—	$—	$(5)	$(5)

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

(b)

The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of September 30, 2018 for contracts involving the same attributes and maturity dates.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2017	$(5)
Additions	(3)
Reductions	—
Payments	—
Balance at September 30, 2018	$(8)

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

Fair Value of Debt

Based on the level of interest rates prevailing at September 30, 2018, the fair value of the Company’s debt was $2.862 billion. Based on the level of interest rates prevailing at September 30, 2017, the fair value of the Company’s debt was $2.936 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

16. Subsequent Events

E.M.P. Acquisition

On October 10, 2018, the Company acquired certain shares of E.M.P Merchandising Handelsgesellschaft mbH (“EMP Merchandising”), all of the share capital of MIG Merchandising Investment GmbH (“MIG”), certain shares of Large Popmerchandising BVBA (“Large”), and each of EMP Merchandising and MIG’s direct and indirect subsidiaries (collectively referred to as “EMP” or the “Acquired Companies”). EMP is a leading European music and entertainment e-tailer. The cash consideration paid at closing was approximately €166 million, which reflects an agreed enterprise value of the Acquired Companies of approximately €155 million (equivalent to approximately $180 million), as adjusted for, among other items, net debt and working capital of the Acquired Companies.

3.625% Secured Notes Offering

On October 9, 2018, Acquisition Corp. issued and sold €250 million in aggregate principal amount of 3.625% Senior Secured Notes due 2026 (the “3.625% Secured Notes”).  Net proceeds of the offering were used to pay the purchase price of the previously announced acquisition of E.M.P Merchandising and to redeem €34.5 million of the 4.125% Secured Notes (as described above), and the remaining proceeds were used, or will be used, for general corporate purposes including open market purchases of a portion of our outstanding 4.875% Secured Notes and the partial redemption of the 5.625% Secured Notes.

Open Market Purchases

On October 9, 2018, Acquisition Corp. purchased, in the open market, $30 million aggregate principal amount of its outstanding 4.875% Senior Secured Notes due 2024 (the “4.875% Secured Notes”).  The acquired notes were subsequently retired.  Following retirement of the acquired notes, $220 million of the 4.875% Secured Notes remain outstanding.

Partial Redemption of 4.125% Secured Notes

On October 12, 2018, Acquisition Corp. redeemed €34.5 million aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “4.125% Secured Notes”) using a portion of the proceeds from the offering of 3.625% Secured Notes described below.  The redemption price for the 4.125% Secured Notes was approximately €36.17 million, equivalent to 103% of the principal amount of the 4.125% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was October 12, 2018. Following the partial redemption of the 4.125% Secured Notes, €310.5 million of the 4.125% Secured Notes remain outstanding.

Partial Redemption of 5.625% Secured Notes

On November 5, 2018, Acquisition Corp. redeemed $26.55 million aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “5.625% Secured Notes”).  The redemption price for the 5.625% Secured Notes was approximately $27 million, equivalent to 102.813% of the principal amount of the 5.625% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was November 5, 2018. Following the partial redemption of the 5.625% Secured Notes, $220.95 million of the 5.625% Secured Notes remain outstanding.

WARNER MUSIC GROUP CORP.

2018 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2018	2018	2018	2017
	(in millions)
Revenues	$1,039	$958	$963	$1,045
Costs and expenses:
Cost of revenue	(583)	(531)	(488)	(569)
Selling, general and administrative expenses (a)	(398)	(343)	(337)	(333)
Amortization expense	(42)	(56)	(55)	(53)
Total costs and expenses	(1,023)	(930)	(880)	(955)
Operating income	16	28	83	90
Loss on extinguishment of debt	—	(7)	(23)	(1)
Interest expense, net	(33)	(33)	(36)	(36)
Other (expense) income	2	394	(6)	4
(Loss) income before income taxes	(15)	382	18	57
Income tax (expense) benefit	2	(61)	(19)	(52)
Net (loss) income	(13)	321	(1)	5
Less: income attributable to noncontrolling interest	(1)	(1)	(2)	(1)
Net (loss) income attributable to Warner Music Group Corp.	$(14)	$320	$(3)	$4

(a) Includes depreciation expense of:	$(14)	$(15)	$(14)	$(12)

Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

2017 QUARTERLY FINANCIAL INFORMATION

(unaudited)

The following table sets forth the quarterly information for Warner Music Group Corp.

	Three months ended
	September 30,	June 30,	March 31,	December 31,
	2017	2017	2017	2016
	(in millions)
Revenues	$917	$917	$825	$917
Costs and expenses:
Cost of revenue	(501)	(519)	(415)	(496)
Selling, general and administrative expenses (a)	(368)	(296)	(282)	(276)
Amortization expense	(49)	(51)	(50)	(51)
Total costs and expenses	(918)	(866)	(747)	(823)
Operating income	(1)	51	78	94
Loss on extinguishment of debt	—	(3)	—	(32)
Interest expense, net	(37)	(36)	(36)	(40)
Other (expense) income	(19)	(21)	(19)	19
(Loss) income before income taxes	(57)	(9)	23	41
Income tax benefit (expense)	19	152	(3)	(17)
Net (loss) income	(38)	143	20	24
Less: income attributable to noncontrolling interest	(1)	(2)	(1)	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(39)	$141	$19	$22

(a) Includes depreciation expense of:	$(12)	$(13)	$(13)	$(12)

Quarterly operating results can be disproportionately affected by a particularly strong or weak quarter. Therefore, these quarterly operating results are not necessarily indicative of the results that may be expected for the full fiscal year.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of September 30, 2018 Acquisition Corp. had issued and outstanding the 5.625% Senior Secured Notes due 2022, the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, and the 5.50% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).

The Acquisition Corp. Notes are guaranteed by the Company and, in addition, are guaranteed by all of Acquisition Corp.’s domestic wholly-owned subsidiaries. The secured notes are guaranteed on a senior secured basis and the unsecured notes are guaranteed on an unsecured senior basis. The Company’s guarantee of the Acquisition Corp. Notes is full and unconditional.  The guarantee of the Acquisition Corp. Notes by Acquisition Corp.’s domestic, wholly-owned subsidiaries is full, unconditional and joint and several. The following condensed consolidating financial statements are also presented for the information of the holders of the Acquisition Corp. Notes and present the results of operations, financial position and cash flows of (i) Acquisition Corp., which is the issuer of the Acquisition Corp. Notes, (ii) the guarantor subsidiaries of Acquisition Corp., (iii) the non-guarantor subsidiaries of Acquisition Corp. and (iv) the eliminations necessary to arrive at the information for Acquisition Corp. on a consolidated basis. Investments in consolidated subsidiaries are presented under the equity method of accounting. There are no restrictions on Acquisition Corp.’s ability to obtain funds from any of its wholly-owned subsidiaries through dividends, loans or advances.

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

Consolidating Balance Sheet

September 30, 2018

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$169	$345	$—	$514	$—	$—	$—	$514
Accounts receivable, net	—	262	185	—	447	—	—	—	447
Inventories	—	18	24	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	79	44	—	123	—	—	—	123
Prepaid and other current assets	—	15	35	—	50	—	—	—	50
Total current assets	—	543	633	—	1,176	—	—	—	1,176
Due from (to) parent companies	488	(214)	(274)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,018	2,192	—	(4,210)	—	675	675	(1,350)	—
Royalty advances expected to be recouped after one year	—	93	60	—	153	—	—	—	153
Property, plant and equipment, net	—	155	74	—	229	—	—	—	229
Goodwill	—	1,370	322	—	1,692	—	—	—	1,692
Intangible assets subject to amortization, net	—	956	895	—	1,851	—	—	—	1,851
Intangible assets not subject to amortization	—	71	83	—	154	—	—	—	154
Deferred tax assets, net	—	—	11	—	11	—	—	—	11
Other assets	12	55	11	—	78	—	—	—	78
Total assets	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$200	$81	$—	$281	$—	$—	$—	$281
Accrued royalties	—	869	527	—	1,396	—	—	—	1,396
Accrued liabilities	—	195	228	—	423	—	—	—	423
Accrued interest	31	—	—	—	31	—	—	—	31
Deferred revenue	—	94	114	—	208	—	—	—	208
Other current liabilities	—	2	32	—	34	—	—	—	34
Total current liabilities	31	1,360	982	—	2,373	—	—	—	2,373
Long-term debt	2,819	—	—	—	2,819	—	—	—	2,819
Deferred tax liabilities, net	—	3	162	—	165	—	—	—	165
Other noncurrent liabilities	2	197	108	—	307	—	—	—	307
Total liabilities	2,852	1,560	1,252	—	5,664	—	—	—	5,664
Total Warner Music Group Corp. equity	(334)	3,656	554	(4,210)	(334)	675	675	(1,350)	(334)
Noncontrolling interest	—	5	9	—	14	—	—	—	14
Total equity	(334)	3,661	563	(4,210)	(320)	675	675	(1,350)	(320)
Total liabilities and equity	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344

Consolidating Balance Sheet

September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$347	$300	$—	$647	$—	$—	$—	$647
Accounts receivable, net	—	214	190	—	404	—	—	—	404
Inventories	—	12	27	—	39	—	—	—	39
Royalty advances expected to be recouped within one year	—	89	52	—	141	—	—	—	141
Prepaid and other current assets	—	15	29	—	44	—	—	—	44
Total current assets	—	677	598	—	1,275	—	—	—	1,275
Due from (to) parent companies	418	96	(514)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,721	1,312	—	(4,033)	—	377	377	(754)	—
Royalty advances expected to be recouped after one year	—	109	63	—	172	—	—	—	172
Property, plant and equipment, net	—	139	74	—	213	—	—	—	213
Goodwill	—	1,368	317	—	1,685	—	—	—	1,685
Intangible assets subject to amortization, net	—	1,029	1,061	—	2,090	—	—	—	2,090
Intangible assets not subject to amortization	—	71	46	—	117	—	—	—	117
Deferred tax assets, net	—	89	8	—	97	—	—	—	97
Other assets	7	45	17	—	69	—	—	—	69
Total assets	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$135	$73	$—	$208	$—	$—	$—	$208
Accrued royalties	—	732	531	—	1,263	—	—	—	1,263
Accrued liabilities	—	144	221	—	365	—	—	—	365
Accrued interest	41	—	—	—	41	—	—	—	41
Deferred revenue	—	125	72	—	197	—	—	—	197
Other current liabilities	—	3	23	—	26	—	—	—	26
Total current liabilities	41	1,139	920	—	2,100	—	—	—	2,100
Long-term debt	2,811	—	—	—	2,811	—	—	—	2,811
Deferred tax liabilities, net	—	—	190	—	190	—	—	—	190
Other noncurrent liabilities	1	196	112	—	309	—	—	—	309
Total liabilities	2,853	1,335	1,222	—	5,410	—	—	—	5,410
Total Warner Music Group Corp. equity	293	3,596	437	(4,033)	293	377	377	(754)	293
Noncontrolling interest	—	4	11	—	15	—	—	—	15
Total equity	293	3,600	448	(4,033)	308	377	377	(754)	308
Total liabilities and equity	$3,146	$4,935	$1,670	$(4,033)	$5,718	$377	$377	$(754)	$5,718

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2018

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,284	$2,245	$(524)	$4,005	$—	$—	$—	$4,005
Costs and expenses:
Cost of revenue	—	(1,090)	(1,442)	361	(2,171)	—	—	—	(2,171)
Selling, general and administrative expenses	—	(1,040)	(534)	163	(1,411)	—	—	—	(1,411)
Amortization of intangible assets	—	(96)	(110)	—	(206)	—	—	—	(206)
Total costs and expenses	—	(2,226)	(2,086)	524	(3,788)	—	—	—	(3,788)
Operating income (loss)	—	58	159	—	217	—	—	—	217
Loss on extinguishment of debt	(31)	—	—	—	(31)	—	—	—	(31)
Interest (expense) income, net	(116)	4	(26)	—	(138)	—	—	—	(138)
Equity gains from consolidated subsidiaries	207	122	—	(329)	—	307	307	(614)	—
Other expense, net	377	7	10	—	394	—	—	—	394
(Loss) income before income taxes	437	191	143	(329)	442	307	307	(614)	442
Income tax benefit (expense)	(130)	(130)	(39)	169	(130)	—	—	—	(130)
Net income	307	61	104	(160)	312	307	307	(614)	312
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income attributable to Warner Music Group Corp.	$307	$60	$100	$(160)	$307	$307	$307	$(614)	$307

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,978	$2,008	$(410)	$3,576	$—	$—	$—	$3,576
Costs and expenses:
Cost of revenue	—	(922)	(1,275)	266	(1,931)	—	—	—	(1,931)
Selling, general and administrative expenses	(1)	(900)	(464)	143	(1,222)	—	—	—	(1,222)
Amortization of intangible assets	—	(100)	(101)	—	(201)	—	—	—	(201)
Total costs and expenses	(1)	(1,922)	(1,840)	409	(3,354)	—	—	—	(3,354)
Operating income (loss)	(1)	56	168	(1)	222	—	—	—	222
Loss on extinguishment of debt	(35)	—	—	—	(35)	—	—	—	(35)
Interest (expense) income, net	(95)	2	(56)	—	(149)	—	—	—	(149)
Equity gains from consolidated subsidiaries	124	87	—	(210)	1	143	143	(286)	1
Other expense, net	(1)	(17)	(23)	—	(41)	—	—	—	(41)
(Loss) income before income taxes	(8)	128	89	(211)	(2)	143	143	(286)	(2)
Income tax benefit (expense)	151	154	(30)	(124)	151	—	—	—	151
Net income	143	282	59	(335)	149	143	143	(286)	149
Less: income attributable to noncontrolling interest	—	(1)	(5)	—	(6)	—	—	—	(6)
Net income attributable to Warner Music Group Corp.	$143	$281	$54	$(335)	$143	$143	$143	$(286)	$143

Consolidating Statement of Operations

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,668	$1,887	$(309)	$3,246	$—	$—	$—	$3,246
Costs and expenses:
Cost of revenue	—	(703)	(1,192)	188	(1,707)	—	—	—	(1,707)
Selling, general and administrative expenses	—	(739)	(464)	121	(1,082)	—	—	—	(1,082)
Amortization of intangible assets	—	(118)	(125)	—	(243)	—	—	—	(243)
Total costs and expenses	—	(1,560)	(1,781)	309	(3,032)	—	—	—	(3,032)
Operating income	—	108	106	—	214	—	—	—	214
Loss on extinguishment of debt	(4)	—	—	—	(4)	(14)	—	—	(18)
Interest (expense) income, net	(84)	3	(79)	1	(159)	(14)	—	—	(173)
Equity gains (losses) from consolidated subsidiaries	162	74	—	(236)	—	53	25	(78)	—
Other income (expense), net	(10)	2	26	—	18	—	—	—	18
Income (loss) before income taxes	64	187	53	(235)	69	25	25	(78)	41
Income tax (expense) benefit	(11)	(20)	1	19	(11)	—	—	—	(11)
Net income (loss)	53	167	54	(216)	58	25	25	(78)	30
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Net income (loss) attributable to Warner Music Group Corp.	$53	$166	$50	$(216)	$53	$25	$25	$(78)	$25

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2018

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$307	$61	$104	$(160)	$312	$307	$307	$(614)	$312
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	(13)	—	13	(13)	(13)	(13)	(13)	26	(13)
Minimum pension liability	1	—	1	(1)	1	1	1	(2)	1
Deferred (loss) on derivative financial instruments	3	—	3	(3)	3	3	3	(6)	3
Other comprehensive income (loss), net of tax:	(9)	—	17	(17)	(9)	(9)	(9)	18	(9)
Total comprehensive income	298	61	121	(177)	303	298	298	(596)	303
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive income attributable to Warner Music Group Corp.	$298	$60	$117	$(177)	$298	$298	$298	$(596)	$298

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$143	$282	$59	$(335)	$149	$143	$143	$(286)	$149
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	30	—	(30)	30	30	32	32	(64)	30
Minimum pension liability	7	—	7	(7)	7	7	7	(14)	7
Deferred (loss) on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive income (loss), net of tax:	37	(1)	(23)	24	37	39	39	(78)	37
Total comprehensive income	180	281	36	(311)	186	182	182	(364)	186
Less: income attributable to noncontrolling interest	—	(1)	(5)	—	(6)	—	—	—	(6)
Comprehensive income attributable to Warner Music Group Corp.	$180	$280	$31	$(311)	$180	$182	$182	$(364)	$180

Consolidating Statement of Comprehensive Income

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$53	$167	$54	$(216)	$58	$25	$25	$(78)	$30
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(44)	—	(44)	44	(44)	(44)	(44)	88	(44)
Minimum pension liability	(7)	—	(7)	7	(7)	(7)	(7)	14	(7)
Deferred (loss) gain on derivative financial instruments	—	(1)	—	1	—	—	—	—	—
Other comprehensive (loss) income , net of tax:	(51)	(1)	(51)	52	(51)	(51)	(51)	102	(51)
Total comprehensive (loss) income	2	166	3	(164)	7	(26)	(26)	24	(21)
Less: income attributable to noncontrolling interest	—	(1)	(4)	—	(5)	—	—	—	(5)
Comprehensive (loss) income attributable to Warner Music Group Corp.	$2	$165	$(1)	$(164)	$2	$(26)	$(26)	$24	$(26)

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2018

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$307	$61	$104	$(160)	$312	$307	$307	$(614)	$312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	136	125	—	261	—	—	—	261
Unrealized gains/losses and remeasurement of foreign denominated loans	(3)	—	—	—	(3)	—	—	—	(3)
Deferred income taxes	—	—	66	—	66	—	—	—	66
Loss on extinguishment of debt	31	—	—	—	31	—	—	—	31
Net loss (gain) on divestitures and investments	(504)	78	37	—	(389)	—	—	—	(389)
Non-cash interest expense	6	—	—	—	6	—	—	—	6
Equity-based compensation expense	—	62	—	—	62	—	—	—	62
Equity losses (gains), including distributions	(207)	(122)	—	329	—	(307)	(307)	614	—
Changes in operating assets and liabilities:
Accounts receivable	—	(48)	5	—	(43)	—	—	—	(43)
Inventories	—	(5)	2	—	(3)	—	—	—	(3)
Royalty advances	—	24	7	—	31	—	—	—	31
Accounts payable and accrued liabilities	—	449	(198)	(169)	82	—	—	—	82
Royalty payables	—	48	(26)	—	22	—	—	—	22
Accrued interest	(10)	—	—	—	(10)	—	—	—	(10)
Deferred revenue	—	(48)	44	—	(4)	—	—	—	(4)
Other balance sheet changes	—	89	(85)	—	4	—	—	—	4
Net cash provided by (used in) operating activities	(380)	724	81	—	425	—	—	—	425
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(11)	(3)	—	(14)	—	—	—	(14)
Capital expenditures	—	(60)	(14)	—	(74)	—	—	—	(74)
Investments and acquisitions of businesses, net	—	(17)	(6)	—	(23)	—	—	—	(23)
Divestitures, net	504	12	—	—	516	—	—	—	516
Advance to Issuer	(99)	—	—	99	—	—	—	—	—
Net cash (used in) provided by investing activities	405	(76)	(23)	99	405	—	—	—	405
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(925)	—	—	(925)	—	—	—	(925)
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—	—	—	325	—	—	—	325
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	320	—	—	—	320	—	—	—	320
Repayment of Acquisition Corp. 6.75% Senior Notes	(635)	—	—	—	(635)	—	—	—	(635)
Call premiums paid on early redemption of debt	(23)	—	—	—	(23)	—	—	—	(23)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Change in due (from) to issuer	—	99	—	(99)	—	—	—	—	—
Net cash (used in) provided by financing activities	(25)	(826)	(5)	(99)	(955)	—	—	—	(955)
Effect of exchange rate changes on cash and equivalents	—	—	(8)	—	(8)	—	—	—	(8)
Net increase in cash and equivalents	—	(178)	45	—	(133)	—	—	—	(133)
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$169	$345	$—	$514	$—	$—	$—	$514

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2017

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$143	$282	$59	$(335)	$149	$143	$143	$(286)	$149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	137	114	—	251	—	—	—	251
Unrealized gains/losses and remeasurement of foreign denominated loans	27	—	(3)	—	24	—	—	—	24
Deferred income taxes	2	—	(194)	—	(192)	—	—	—	(192)
Loss on extinguishment of debt	35	—	—	—	35	—	—	—	35
Net loss (gain) on divestitures and investments	—	33	(16)	—	17	—	—	—	17
Non-cash interest expense	8	—	—	—	8	—	—	—	8
Equity-based compensation expense	—	70	—	—	70	—	—	—	70
Equity losses (gains), including distributions	(124)	(86)	—	210	—	(143)	(143)	286	—
Changes in operating assets and liabilities:
Accounts receivable	—	(37)	(23)	—	(60)	—	—	—	(60)
Inventories	—	2	(1)	—	1	—	—	—	1
Royalty advances	—	2	15	—	17	—	—	—	17
Accounts payable and accrued liabilities	(120)	(4)	47	125	48	—	—	—	48
Royalty payables	—	126	10	—	136	—	—	—	136
Accrued interest	3	—	—	—	3	—	—	—	3
Deferred revenue	—	(6)	28	—	22	—	—	—	22
Other balance sheet changes	5	(204)	205	—	6	—	—	—	6
Net cash provided by (used in) operating activities	(21)	315	241	—	535	—	—	—	535
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(9)	(7)	—	(16)	—	—	—	(16)
Capital expenditures	—	(31)	(13)	—	(44)	—	—	—	(44)
Investments and acquisitions of businesses, net	—	(6)	(133)	—	(139)	—	—	—	(139)
Divestitures, net	—	42	31	—	73	—	—	—	73
Advance to Issuer	60	—	—	(60)	—	—	—	—	—
Net cash (used in) provided by investing activities	60	(4)	(122)	(60)	(126)	—	—	—	(126)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	—	(84)	—	—	(84)	84	—	—	—
Proceeds from issuance of Acquisition Corp. 4.125% Senior Secured Notes	380	—	—	—	380	—	—	—	380
Proceeds from issuance of Acquisition Corp. 4.875% Senior Secured Notes	250	—	—	—	250	—	—	—	250
Proceeds from issuance of Acquisition Corp. Senior Term Loan Facility	22	—	—	—	22	—	—	—	22
Repayment of Acquisition Corp. 6.00% Senior Secured Notes	(450)	—	—	—	(450)	—	—	—	(450)
Repayment of Acquisition Corp. 6.25% Senior Secured Notes	(173)	—	—	—	(173)	—	—	—	(173)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(28)	—	—	—	(28)	—	—	—	(28)
Call premiums paid on early redemption of debt	(27)	—	—	—	(27)	—	—	—	(27)
Deferred financing costs paid	(13)	—	—	—	(13)	—	—	—	(13)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Dividends paid	—	—	—	—	—	(84)	—	—	(84)
Change in due (from) to issuer	—	(60)	—	60	—	—	—	—	—
Net cash (used in) provided by financing activities	(39)	(144)	(5)	60	(128)	—	—	—	(128)
Effect of exchange rate changes on cash and equivalents	—	—	7	—	7	—	—	—	7
Net increase in cash and equivalents	—	167	121	—	288	—	—	—	288
Cash and equivalents at beginning of period	—	180	179	—	359	—	—	—	359
Cash and equivalents at end of period	$—	$347	$300	$—	$647	$—	$—	$—	$647

Consolidating Statement of Cash Flows

For The Fiscal Year Ended September 30, 2016

	WMG				WMG	WMG	Warner		Warner
	Acquisition		Non-		Acquisition	Holdings	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Corp.	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	(issuer)	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$53	$167	$54	$(216)	$58	$25	$25	$(78)	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	156	137	—	293	—	—	—	293
Unrealized gains/losses and remeasurement of foreign denominated loans	—	—	—	—	—	—	—	—	—
Deferred income taxes	—	—	(26)	—	(26)	—	—	—	(26)
Loss on extinguishment of debt	4	—	—	—	4	14	—	—	18
Net gain on divestitures	—	(3)	(6)	—	(9)	—	—	—	(9)
Gain on sale of real estate	—	—	(24)	—	(24)	—	—	—	(24)
Non-cash interest expense	10	—	—	—	10	1	—	—	11
Equity-based compensation expense	—	23	—	—	23	—	—	—	23
Equity losses (gains), including distributions	(162)	(74)	—	236	—	(53)	(25)	78	—
Changes in operating assets and liabilities:
Accounts receivable	—	(7)	24	—	17	—	—	—	17
Inventories	—	—	—	—	—	—	—	—	—
Royalty advances	—	1	(14)	—	(13)	—	—	—	(13)
Accounts payable and accrued liabilities	—	142	(99)	(20)	23	—	—	—	23
Royalty payables	—	93	(44)	—	49	—	—	—	49
Accrued interest	(10)	—	—	—	(10)	(10)	—	—	(20)
Deferred revenue	—	(4)	(31)	—	(35)	—	—	—	(35)
Other balance sheet changes	(4)	(10)	19	—	5	—	—	—	5
Net cash (used in) provided by operating activities	(109)	484	(10)	—	365	(23)	—	—	342
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(16)	(9)	—	(25)	—	—	—	(25)
Capital expenditures	—	(30)	(12)	—	(42)	—	—	—	(42)
Investments and acquisitions of businesses, net	—	(10)	(18)	—	(28)	—	—	—	(28)
Divestitures, net	—	8	37	—	45	—	—	—	45
Proceeds from the sale of real estate	—	—	42	—	42	—	—	—	42
Advance to Issuer	329	—	—	(329)	—	—	—	—	—
Net cash (used in) provided by investing activities	329	(48)	40	(329)	(8)	—	—	—	(8)
Cash flows from financing activities
Dividend by Acquisition Corp. to Holdings Corp.	(183)	—	—	—	(183)	183	—	—	—
Repayment of Acquisition Corp. Senior Term Loan Facility	(309)	—	—	—	(309)	—	—	—	(309)
Proceeds from issuance of Acquisition Corp. 5.00% Senior Secured Notes	300	—	—	—	300	—	—	—	300
Repayment of Holdings 13.75% Senior Notes	—	—	—	—	—	(150)	—	—	(150)
Repayment of Acquisition Corp. 6.75% Senior Notes	(24)	—	—	—	(24)	—	—	—	(24)
Financing costs paid	—	—	—	—	—	(10)	—	—	(10)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	—	(5)	—	(5)	—	—	—	(5)
Repayment of capital lease obligations	—	—	(14)	—	(14)	—	—	—	(14)
Change in due (from) to issuer	—	(329)	—	329	—	—	—	—	—
Net cash (used in) provided by financing activities	(220)	(329)	(19)	329	(239)	23	—	—	(216)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase in cash and equivalents	—	107	6	—	113	—	—	—	113
Cash and equivalents at beginning of period	—	73	173	—	246	—	—	—	246
Cash and equivalents at end of period	$—	$180	$179	$—	$359	$—	$—	$—	$359

WARNER MUSIC GROUP CORP.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to			Balance at
	Beginning	Cost and			End of
Description	of Period	Expenses	Deductions	Other (a)	Period
	(in millions)
Year Ended September 30, 2018
Allowance for doubtful accounts	$18	$4	$(4)	$—	$18
Reserves for sales returns	33	108	(113)	—	28
Allowance for deferred tax asset	193	33	(20)	—	206
Year Ended September 30, 2017
Allowance for doubtful accounts	$19	$3	$(4)	$—	$18
Reserves for sales returns	33	119	(119)	—	33
Allowance for deferred tax asset	310	23	(140)	—	193
Year Ended September 30, 2016
Allowance for doubtful accounts	$12	$6	$—	$1	$19
Reserves for sales returns	44	131	(142)	—	33
Allowance for deferred tax asset	344	27	(61)	—	310

(a)	Other changes due to acquisitions and dispositions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Certification

The certifications of the principal executive officer and the principal financial officer (or persons performing similar functions) required by Rules 13a-14(a) and 15d-14(a) of the Exchange Act (the “Certifications”) are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) (“Disclosure Controls”) and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Controls”) referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our Internal Controls over financial reporting or other factors during the fiscal year ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is located on page 74 of this report.

ITEM 9B.	OTHER INFORMATION

Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The following is a list of our current executive officers and directors, their ages as of December 20, 2018, and their positions and offices.

Name	Age	Position
Stephen Cooper	72	CEO and Director
Max Lousada	45	CEO, Warner Recorded Music and Director
Jon Platt	54	Chairman and CEO, Warner/Chappell Music
Eric Levin	56	Executive Vice President and Chief Financial Officer
Ole Obermann	47	Executive Vice President, Business Development and Chief Digital Officer
Maria Osherova	53	Executive Vice President, Chief Human Resources Officer
Paul M. Robinson	60	Executive Vice President and General Counsel and Secretary
James Steven	41	Executive Vice President, Chief Communications Officer
Len Blavatnik	61	Vice Chairman of the Board
Lincoln Benet	55	Director
Alex Blavatnik	54	Director
Mathias Döpfner	55	Director
Noreena Hertz	51	Director
Ynon Kreiz	53	Director
Thomas H. Lee	74	Director
Donald A. Wagner	55	Director

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. Each executive officer is an employee of the Company or one of its subsidiaries. The following information provides a brief description of the business experience of each of our executive officers and directors.

Stephen Cooper, 72, has served as a director since July 20, 2011 and as our CEO since August 18, 2011. Previously, Mr. Cooper was our Chairman of the Board from July 20, 2011 to August 18, 2011. Mr. Cooper is a member of the Supervisory Board of Directors for LyondellBasell, one of the world’s largest olefins, polyolefins, chemicals and refining companies. He has more than 30 years of experience as a financial advisor, and has served as Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc.; Chief Executive Officer of Hawaiian Telcom; Executive Chairman of Blue Bird Corporation; Chairman of the Board of Collins & Aikman Corporation; Chief Executive Officer of Krispy Kreme Doughnuts; and Chief Executive Officer and Chief Restructuring Officer of Enron Corporation. Mr. Cooper also serves on the Board of Directors of LyondellBasell Industries N.V. Mr. Cooper is also the Managing Partner of Cooper Investment Partners, a private equity firm.

Max Lousada, 45, has served as a director since October 1, 2017 and as our CEO, Recorded Music, Warner Music Group, since October 1, 2017. He oversees all of the Company’s global recorded music operations, including Atlantic, Warner Bros., Parlophone, Warner Music Nashville, Global Catalog/Rhino and Warner Classics, as well as the Company’s international Recorded Music affiliates and WMG’s Artist & Label Services divisions, WEA Corp. and ADA. Mr. Lousada was, for the previous four years, the Chairman & CEO of Warner Music UK, where he was responsible for overseeing the Company’s UK family of labels and imprints, including Atlantic Records, Asylum, East West, FFRR, Nonesuch, One More Tune, Parlophone, Reprise, Roadrunner, Rhino and Warner Bros Records, as well as the UK arm of ADA and WMG’s Artist & Label Services division. Mr. Lousada previously headed up Atlantic Records UK for nine years, during which time he built an award-winning team and a strong roster of artists, including: Ed Sheeran, Paolo Nutini, James Blunt, Rudimental, Plan B, Lykke Li, Rumer, Marina and the Diamonds and Birdy. Mr. Lousada also presided over the UK success of Atlantic’s international roster including acts such as Bruno Mars, Paramore, Death Cab For Cutie, Jason Mraz and Janelle Monáe. Prior to his tenure at Atlantic UK, Mr. Lousada was head of A&R at Mushroom Records where he signed ambient dance act Zero 7 and played a key role in the development of their 2001 debut album “Simple Things.” Mr. Lousada was also involved in the careers of Mushroom acts such as Muse, Ash and Garbage. From 2014 to 2016, Mr. Lousada served as Chairman of the BRITs Committee, responsible for the creative direction of the show, management of the Award categories, artist line up, Voting Academy and the digital and media strategy.

Jon Platt, 54, has served as the Chairman and CEO of Warner/Chappell Music since May 2016, and he is expected to resign from this position effective no later than December 31, 2018. Mr. Platt had previously served as our director from October 1, 2017 to September 12, 2018, the effective date of his resignation from the Board.  In his role as CEO, Mr. Platt oversees all aspects of the company’s global operations, roster of songwriters, creative services, and growth strategy.

Eric Levin, 56, has served as our Executive Vice President and Chief Financial Officer since October 13, 2014. From October 2012 to June 2014, he served as the financial director of Ecolab (China) Investment Co. Ltd, a multinational technology and manufacturing group in China. From May 1988 to December 2001, he worked in various financial functions at Home Box Office, Inc., a subsidiary of Time Warner, and was promoted to CFO from January 2000 to December 2001. Thereafter and until 2011, he served in various operational and financial roles in companies in the media and publishing industry. From 2004 to 2007, he was the Co-Founder and CEO of City on Demand, LLC, a television production company. From 2009 to 2011, Mr. Levin was CFO at SCMP Group Limited, a company listed on the Hong Kong Stock Exchange, which is a leading Asia media holding company, and joined the board of The Post Publishing Public Company Limited, a company listed on the Stock Exchange of Thailand, which publishes newspapers and magazines. Mr. Levin obtained a B.S. in Electrical Engineering from the University of Pennsylvania in May 1984 and an M.B.A. in finance and economics from the University of Chicago Graduate School of Business in March 1988.

Ole Obermann, 47, has served as our Executive Vice President, Business Development and Chief Digital Officer since November 2016. Mr. Obermann oversees the company’s global business development strategy, with a focus on exploring new forms of commercial innovation and creating new digital revenue opportunities. From 2006 to 2016, Mr. Obermann worked at Sony Music Entertainment, where he was most recently Executive VP, Digital Partner Development and Sales. During his Sony tenure, he negotiated and implemented deals with Sony’s network of global digital partners including iTunes, Spotify, Google, and Vevo. He was instrumental in Sony’s audio and video streaming strategy and oversaw the buildout of Sony’s digital analytics infrastructure. Prior to his employment at Sony, Mr. Obermann was Managing Director of Liquid Digital Media, a leading digital music infrastructure provider. He also previously worked at McKinsey & Co. He began his career as a Product Manager for RCA Records. He holds a BA degree in International Relations from Colgate University and an MBA from Northwestern University’s Kellogg School of Management.

Maria Osherova, 53, has served as our Executive Vice President, Chief Human Resources Officer since July 29, 2014. Ms. Osherova joined Warner Music Group in 2006 as Vice President, Human Resources for Warner Music International, based in London.  Advancing to Senior Vice President of Warner Music International, she played a pivotal role in the successful integration of Parlophone Label Group within Warner Music Group. Prior to joining Warner Music Group, Ms. Osherova was Global HR Manager for a division of Shell International Petroleum, where she headed a department responsible for employees in over 120 countries. She previously held several posts at The Coca-Cola Company, based variously in Copenhagen, Oslo, and St. Petersburg. Osherova studied at St. Petersburg State Technical University, where she was awarded a Master of Sciences degree.

Paul M. Robinson, 60, has served as our Executive Vice President and General Counsel and Secretary since December 2006. He is responsible for our worldwide legal and business affairs and public policy functions. Mr. Robinson joined Warner Music Group’s legal department in 1995. From 1995 to December 2006, Mr. Robinson held various positions with Warner Music Group, including Acting General Counsel and Senior Vice President, Deputy General Counsel. Before joining Warner Music Group, Mr. Robinson was a partner in the New York City law firm Mayer, Katz, Baker, Leibowitz & Roberts. Mr. Robinson has a B.A. in English from Williams College and a J.D. from Fordham University School of Law.

James Steven, 41, has served as Executive Vice President, Chief Communications Officer since January 1, 2015. He is responsible for our worldwide communications and corporate marketing functions, including external and internal communications, investor relations, social responsibility and special events.  He also oversees the interaction and coordination of the communications functions of our operating companies.  Mr. Steven joined the Company in 2007 as part of the Company’s international communications team based in London.  He relocated to New York in 2012, becoming Senior Vice President, Communications and Marketing.  Prior to Warner Music Group, Mr. Steven held various roles at public relations and marketing agencies, including Cow PR and Consolidated PR, working with clients in the film, TV, technology, retail, beverages and automobile industries. Mr. Steven holds an M.A. (Honors) degree from the University of Edinburgh.

Len Blavatnik, 61, has served as a director and as Vice Chairman of the Board of Warner Music Group since July 20, 2011. Mr. Blavatnik is the founder and Chairman of Access, a privately held, U.S. industrial group with global strategic investments. He previously served as a member of the board of directors of Warner Music Group from March 2004 to January 2008. Mr. Blavatnik provides financial support to, and remains engaged in, many educational pursuits.  Mr. Blavatnik is a member of boards at Oxford University and Tel Aviv University, and is a member of Harvard University’s Committee on University Resources, Global Advisory Council and the Task Force on Science and Engineering. In 2010, the Blavatnik Family Foundation committed £75 million to establish the Blavatnik School of Government at the University of Oxford.  Mr. Blavatnik and the Blavatnik Family Foundation have also been generous supporters of other leading educational, scientific, cultural and charitable institutions throughout the world. Mr. Blavatnik is a member of the board of directors of the 92nd Street Y in New York, The Mariinsky Foundation of America, The Carnegie Hall Society, Inc. and The Center for Jewish History in New York. He is also a Trustee of the State Hermitage Museum in St. Petersburg, Russia. Mr. Blavatnik emigrated to the U.S. in 1978 and became a U.S. citizen in 1984. He received his Master’s degree from Columbia University in 1981 and his M.B.A from Harvard Business School in 1989. Mr. Blavatnik is the brother of Alex Blavatnik.

Lincoln Benet, 55, has served as a director since July 20, 2011. Mr. Benet is the Chief Executive Officer of Access. Prior to joining Access in 2006, Mr. Benet spent 17 years at Morgan Stanley, most recently as a Managing Director. His experience spans corporate finance, mergers and acquisitions, fixed income and capital markets. Mr. Benet is a member of the Supervisory Board of Directors for LyondellBasell Industries N.V. and a member of the board of Clal Industries Ltd. and Perform Group Limited. Mr. Benet graduated summa cum laude with a B.A. in Economics from Yale University and received his M.B.A. from Harvard Business School.

Alex Blavatnik, 54, has served as a director since July 20, 2011. Mr. Blavatnik is an Executive Vice President and Vice Chairman of Access. A 1993 graduate of Columbia University, Mr. Blavatnik joined Access in 1996 to manage the Company’s growing activities in Russia. Currently, he oversees Access’ operations out of its New York-based headquarters and serves as a director of various companies in the Access global portfolio. In addition, Mr. Blavatnik is engaged in numerous philanthropic pursuits and sits on the boards of several educational and charitable institutions. Mr. Blavatnik is the brother of Len Blavatnik.

Mathias Döpfner, 55, has served as a director since May 1, 2014. Mr. Döpfner is Chairman and CEO of German media group Axel Springer SE in Berlin. Holding a stake of about 3%, Mr. Döpfner is also one of the company’s largest shareholders. Axel Springer is the leading digital publisher in Europe and is active in more than 40 countries. Publishing brands include BILD, DIE WELT and BUSINESS INSIDER. Since Mr. Döpfner became CEO in 2002, Axel Springer revenues from digital activities increased from €117 million to €2.5 billion with EBITDA from digital increasing from €-12 million to €582 million. Worldwide digital audience expanded to more than 300 million users. Mr. Döpfner is also a member of the Board of Directors of Netflix Inc.

Noreena Hertz, 51, has served as a director since September 15, 2017 and previously served as a director from May 1, 2014 through May 22, 2016. Professor Hertz advises some of the biggest organizations and most senior figures in the world on strategy, decision-making, corporate social responsibility and global economic and geo-political trends. Her best-selling books, Eyes Wide Open, the Silent Takeover and IOU: The Debt Threat, have been published in 22 countries. Professor Hertz served as a member of Citigroup’s Politics and Economics Global Advisory Board between 2007 and 2008 and as a member of the Advisory Group steering McKinsey CEO Dominic Barton’s Inclusive Capitalism Taskforce between 2012 and 2013. A much sought-after commentator on television and radio Hertz contributes to a wide range of publications and networks including The BBC, CNN, CNBC, CBS, ITV, The New York Times, The Wall Street Journal, The Daily Beast, the Financial Times, the Guardian, The Washington Post, The Times of London, Wired, and Nature. She has given Keynote Speeches at TED and The World Economic Forum, as well as for leading global corporations, and has shared platforms with such luminaries as President Bill Clinton and James Wolfensohn. An influential economist on the international stage, Professor Hertz also played a pivotal role in the development of (RED), an innovative commercial model to raise money for people with AIDS in Africa, having inspired Bono (co-founder of the project) with her writings. Professor Hertz has been described by the Observer as “one of the world’s leading young thinkers,” Vogue as “one of the world’s most inspiring women” and was featured on the cover of Newsweek’s September 30, 2013 issue in Europe, Asia and the Middle East. She has an M.B.A from the Wharton School of the University of Pennsylvania and a Ph.D. from the University of Cambridge. Having spent 10 years at the University of Cambridge as Associate Director of the Centre for International Business and Management, in 2014 she moved to University College London where she is a Visiting Professor at the Institute for Global Prosperity.

Ynon Kreiz, 53, has served as a director since May 9, 2016. Since April 26, 2018, Mr. Kreiz has been the Chairman and CEO of Mattel, Inc., one of the world’s largest toy companies. From March 2012 to January 2016, Mr. Kreiz served as the Chairman and CEO of Maker Studios, a global leader in online short-form video and one of the largest content networks on YouTube. Before joining Maker, from June 2008 to June 2011, Mr. Kreiz was Chairman and CEO of Endemol Group, one of the world’s largest independent television production companies, with major international programming franchises including “Big Brother” and “Deal or No Deal.” Prior to Endemol, from 2005 to 2007, Mr. Kreiz was a General Partner at Balderton Capital (formerly Benchmark Capital Europe). Prior to that, from 1996 to 2002, Mr. Kreiz was co-founder, Chairman and CEO of Fox Kids Europe N.V., a leading pay-TV channel in Europe and the Middle East, broadcasting in 56 countries. FKE was listed on the Euronext Stock Exchange in Amsterdam in 1999. Mr. Kreiz holds a B.A. in Economics and Management from Tel Aviv University and an M.B.A. from UCLA’s Anderson School of Management, where he currently serves on the Board of Advisors.

Thomas H. Lee, 74, has served as a director since August 17, 2011. Mr. Lee had previously served as our director from March 4, 2004 to July 20, 2011. He is Chairman and CEO of Thomas H. Lee Capital, LLC and Lee Equity Partners, LLC. Lee Equity Partners, LLC is engaged in the private equity business in New York City. In 1974, Mr. Lee founded the Thomas H. Lee Company, the predecessor of Thomas H. Lee Partners, L.P., and from that time until March 2006 served as its Chairman and CEO. From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank’s high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a securities analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves or has served, including during the past five years, as a director of numerous public and private companies in which he and his affiliates have invested, including MidCap Financial LLC, Papa Murphy’s International, LLC, Edelman Financial Services, LLC, SEC Bell Investor Holdings LLC and Aimbridge Hospitality Holdings LLC. Mr. Lee is currently a Trustee of Lincoln Center for the Performing Arts, NYU Langone Medical Center and the New York City Police Foundation among other civic and charitable organizations. He also serves on the Executive Committee for Harvard University’s Committee on University Resources. Mr. Lee is a 1965 graduate of Harvard College.

Donald A. Wagner, 55, has served as a director since July 20, 2011. Mr. Wagner is a Managing Director of Access, having been with Access since 2010. He is responsible for sourcing and executing new investment opportunities in North America. From 2000 to 2009, Mr. Wagner was a Senior Managing Director of Ripplewood Holdings L.L.C., responsible for investments in several areas and heading the industry group focused on investments in basic industries. Previously, Mr. Wagner was a Managing Director of Lazard Freres & Co. LLC and had a 15-year career at that firm and its affiliates in New York and London. He is a board member of EP Energy, Calpine Corporation and BMC Software and was on the board of NYSE-listed RSC Holdings from November 2006 until August 2009. Mr. Wagner graduated summa cum laude with an A.B. in physics from Harvard College.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors currently consists of ten members. Under our amended and restated certificate of incorporation and by-laws, our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted by the Board. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

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

The directors affiliated with Access, Messrs. Len Blavatnik, Benet, Alex Blavatnik, and Wagner, each brings beneficial experience and attributes to our Board. Len Blavatnik has extensive experience advising companies, particularly as founder and Chairman of Access and in his role as a former director of UC Rusal plc and TNK-BP Limited. Mr. Benet has extensive experience in advising companies, particularly as the CEO of Access and in his role as a director of Clal Industries Ltd. and LyondellBasell Industries N.V. Alex Blavatnik has extensive experience advising companies, particularly as Vice Chairman of Access and previously as a director of OGIP Ventures, Ltd. Mr. Wagner has served as a director of various companies, including public companies, and has over 25 years of experience in investing, banking and private equity. In addition to their individual attributes, each of the directors affiliated with Access possesses experience in advising and managing publicly traded and privately held enterprises and is familiar with the corporate finance and strategic business planning activities that are unique to highly leveraged companies like us.

Mr. Cooper has more than 30 years of experience as a financial advisor, and has served as chairman or chief executive officer of various businesses, including Vice Chairman and member of the office of Chief Executive Officer of Metro-Goldwyn-Mayer, Inc. and Chief Executive Officer of Hawaiian Telcom.

Mr. Lousada is involved in managing the day-to-day business of our company, providing him with intimate knowledge of our operations, and he has significant experiences in the entertainment industry, advising and managing companies.

Mr. Döpfner has extensive experience in the media industry. Through his positions as Chairman and CEO of Axel Springer, he has a profound understanding of the challenges and developments of today’s business, such as content creation and monetization or distribution and digital platforms.

Professor Hertz has over 25 years of experience in advising companies in a variety of sectors and geographies on strategic and policy decisions, intelligence gathering and analysis, millennials and post-millennials and stakeholder management and corporate social responsibility. She has also held senior academic positions where her research has focused on decision-making, risk assessment and management, globalization, innovation and corporate social responsibility.

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

Committees of the Board of Directors

Following consummation of the Merger, we became a privately held company. As a result, we are no longer subject to any stock exchange listing or SEC rules requiring a majority of our Board of Directors to be independent or relating to the formation and functioning of the various Board committees. The Board of Directors of the Company has an Audit Committee, a Compensation Committee, a Finance Committee and a Dividend Committee, all of which report to the Board of Directors as they deem appropriate, and as the Board may request. Affiliates of Access own 100% of our common stock and have the power to elect our directors. Thus the Board has determined that it is not necessary for us to have a Nominating Committee or a committee performing similar functions. The Board of Directors does not have a policy with regard to the consideration of any director candidates recommended by our debt holders or other parties.

The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company and its subsidiaries. The Audit Committee is responsible for assisting the Board of Directors’ oversight of (a) the quality and integrity of the Company’s financial statements and related disclosure; (b) the independent auditor’s qualifications and independence; (c) the evaluation and management of the Company’s financial risks; (d) the performance of the Company’s internal audit function and independent auditor; and (e) the Company’s compliance with legal and regulatory requirements. The Audit Committee’s duties include, when appropriate, as permitted under applicable law, amending or supplementing the Company’s Delegation of Authority Policy without the prior approval of the Board. The current members of the Company’s audit committee are Messrs. Wagner, Kreiz and Lee. Mr. Wagner serves as the chairman of the committee. Messrs. Kreiz and Wagner qualify as “audit committee financial experts,” as defined by SEC rules, based on their education, experience and background.

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

As of November 30, 2016, the Dividend Committee discharges the responsibilities of the Board of Directors of the Company relating to all dividend and dividend equivalent declarations and payments. The current members of the Company’s Dividend Committee are Messrs. Benet, Cooper, Wagner and Alex Blavatnik.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Subsequent to the consummation of the Merger, as the Company no longer has a class of securities registered pursuant to Section 12 of the Exchange Act, none of its directors, officers or stockholders is subject to the reporting requirements of Section 16(a) of the Exchange Act.

Code of Conduct

The Company has adopted a Code of Conduct as our “code of ethics” as defined by regulations promulgated under the Securities Act, and the Exchange Act (and in accordance with the NYSE requirements for a “code of conduct”), which applies to all of the Company’s directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Conduct is available on the Company’s website at www.wmg.com by clicking on “Investor Relations” and then on “Corporate Governance.” A copy of the Code of Conduct may also be obtained free of charge, from the Company upon a request directed to Warner Music Group Corp., 1633 Broadway, New York, NY 10019, Attention: Investor Relations. The Company will disclose within four business days any substantive changes in or waivers of the Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This compensation discussion and analysis provides information about the material elements of compensation that are paid, awarded to, or earned by our “named executive officers,” who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers for fiscal year 2018. Our named executive officers (“NEOs”) for fiscal year 2018 are:

•	Stephen Cooper (our CEO);
•	Eric Levin (our CFO);
•	Max Lousada;
•	Jon Platt; and
•	Paul M. Robinson.

Role of the Compensation Committee

The Compensation Committee is responsible for overseeing our compensation programs. As part of that responsibility, the Compensation Committee determines all compensation for the Company’s executive officers. For executive officers other than the CEO, the Compensation Committee considers the recommendation of the CEO and the Executive Vice President, Human Resources in making its compensation determinations. The Committee interacts regularly with management regarding our executive compensation initiatives and programs. The Compensation Committee has the authority to engage its own advisors and had done so prior to the consummation of the Merger. However, during fiscal year 2018, no independent compensation advisor provided any advice or recommendations on the amount or form of executive and director compensation to the Compensation Committee and since the consummation of the Merger, we have not retained a compensation consultant to assist in determining or recommending the amount or form of executive compensation. The Compensation Committee may elect in the future to retain a compensation consultant if it determines that doing so would assist it in implementing and maintaining our compensation programs.

Our executive team consists of individuals with extensive industry expertise, creative vision, strategic and operational skills, in-depth company knowledge, financial acumen and high ethical standards. We are committed to providing competitive compensation packages to ensure that we retain these executives and maintain and strengthen our position as a leading global music-based content company. Our executive compensation programs and the decisions made by the Compensation Committee are designed to achieve these goals. The compensation for the Company’s NEOs (the executive officers for whom disclosure of compensation is provided in the tables below) consists of base salary and annual bonuses. In addition, two of our NEOs, Messrs. Cooper and Lousada, have elected to participate in the Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan (the “Plan”), our long-term incentive program. The NEOs do not receive any other compensation or benefits other than standard benefits available to all U.S. employees, which primarily consist of health plans, the opportunity to participate in the Company’s 401(k) and deferred compensation plans, basic life insurance and accidental death insurance coverage.  Additionally, because Mr. Lousada is located in the United Kingdom, he participates in our defined contribution pension scheme for our U.K. employees, and he also receives a car allowance and is reimbursed for certain tax preparation costs.

For the 2018 fiscal year, in determining the compensation of the NEOs, the Compensation Committee sought to establish a level of compensation that is (a) appropriate for the size and financial condition of the Company, (b) structured so as to attract and retain qualified executives and (c) tied to annual financial performance and long-term shareholder value creation.

The Company has entered into employment arrangements with each of our NEOs (other than Mr. Cooper), which establish each executive’s base salary and for Mr. Lousada his entitlement to a percentage of our annual free cash flow under the Plan and, in the case of Messrs. Platt, Levin and Robinson, their annual bonus.  The Company has not entered into an employment agreement with Mr. Cooper because, among other reasons, as a participant in the Plan (with an entitlement to a percentage of our annual free cash flow under the Plan), the Company believes he already has retention incentives to remain employed at the Company.

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

•

A clear link between an executive’s compensation and Company-wide performance. Two of our NEOs (Messrs. Cooper and Lousada) and some of our other senior executives have elected to participate in the Plan. As further discussed below, the Plan, which is a significant part of our executive compensation program, is designed to reward our executives’ contributions to our free cash flow and long-term value. For other executives, their compensation is designed to reward their achievement of specified key goals, which include, among other things, the successful implementation of strategic initiatives, realizing superior operating and financial performance, and other factors that we believe are important, such as the promotion of an ethical work environment and teamwork within the Company. We believe our compensation structure motivates our executives to achieve these goals and rewards them for their significant efforts and contributions to the Company and the results they achieve.

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

Components of Executive Compensation

Employment Arrangements

With the exception of Mr. Cooper as described above, we have employment arrangements with all of our NEOs, the key terms of which are described below under “Summary of NEO Employment Arrangements.” We believe that having employment arrangements with certain of our executives can be beneficial to us because it provides retentive value, requires them to comply with key restrictive covenants, and may give us some competitive advantage in the recruiting process over a company that does not offer employment arrangements. Our employment arrangements set forth the terms and conditions of employment and establish the components of an executive’s compensation, which generally include the following:

•	Base salary;
•	Participation in the free cash flow bonus pool of the Plan or a discretionary or target annual cash bonus;
•	Severance payable upon a qualifying termination of employment; and
•	Benefits, including participation in a defined contribution plan and health, life insurance and disability insurance plans.

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

Each of our NEOs (other than Mr. Cooper) was paid base salary in accordance with the terms of their respective employment arrangement for fiscal year 2018.  Mr. Cooper was paid annual base salary of $1,000,000 for fiscal year 2018.

Effective October 1, 2017, Mr. Lousada was paid an annual base salary of $5,180,000 (£4,000,000) for fiscal year 2018.

Annual Cash Bonus

Our Compensation Committee directly links the amount of the annual cash bonuses we pay to our financial performance for the particular year. Messrs. Cooper and Lousada have elected to participate in the annual free cash flow bonus pool in the Plan, as described below.

Annual Free Cash Flow Bonus Pool

Messrs. Cooper and Lousada have elected to participate in the Plan, which is also a non-qualified deferred compensation plan that allows the participants to defer receipt of all or a portion of their annual bonuses until future dates prescribed by the Plan. Our Compensation Committee adopted the Plan to, among other reasons, reinforce a partnership culture with our executives, by allowing them to participate in our short-term performance (in the form of annual free cash flow bonuses) and long-term performance (in the form of deferred compensation that is indexed to the value of our common stock and with grants of Profits Interests, as described below under “Long-Term Equity Incentives”). We believe it is important for our executives and shareholders to be motivated to work together towards shared financial and operational goals. In addition, our Compensation Committee considered that the Plan offers our executives the opportunity for tax-efficient wealth management creation based on our performance.

For the 2018 fiscal year, Messrs. Cooper and Lousada participated in the Plan with fixed percentages of free cash flow of 2.5% and 1.0%, respectively.  The Company’s free cash flow for the 2018 fiscal year for the Plan was $373 million. Accordingly, for fiscal year 2018, Messrs. Cooper and Lousada earned free cash flow bonuses under the Plan of $9,325,000 and $3,730,000, respectively.  Because in fiscal year 2017, Mr. Cooper acquired the last of his deferred equity units using a portion of his 2016 fiscal year free cash flow bonus under the Plan, he was not entitled to defer any of his free cash flow bonus payable for the 2018 fiscal year and all of it will be paid to him in cash. Mr. Lousada elected to defer 100% of his free cash flow bonus earned from the 2018 fiscal year and, in doing so, to acquire equity interests representing shares of our common stock. The amounts to be paid in cash to Mr. Cooper for his free cash flow bonus under the Plan for the 2018 fiscal year are set forth below under the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Discretionary Bonuses

Messrs. Platt, Levin and Robinson do not participate in the Plan.  For the 2018 fiscal year, Mr. Platt had an annual target bonus amount of $2,300,000 set forth in his employment agreement. For the 2018 fiscal year, Mr. Levin had an annual target bonus amount of $500,000 set forth in his employment agreement. For the 2018 fiscal year, Mr. Robinson had an annual target bonus amount of $600,000 set forth in his employment agreement. The actual amount of Messrs. Platt’s, Levin’s and Robinson’s annual bonuses are determined by the Compensation Committee in its sole discretion and may be higher or lower than their target amounts. The amounts of Messrs. Platt’s, Levin’s and Robinson’s bonuses for fiscal year 2018 are set forth below under the “Bonus” column in the Summary Compensation Table.

For Messrs. Platt, Levin and Robinson, the Compensation Committee considered the recommendation of the CEO and the Executive Vice President, Human Resources in making its bonus determinations. The bonuses for each of Messrs. Platt, Levin and Robinson was based on the target bonus set forth in his employment agreement, corporate performance and other discretionary factors, including achievement of strategic objectives, goals in compliance and ethics and teamwork within the Company. A variety of qualitative and quantitative factors that vary by year and are given different weights in different years depending on facts and circumstances were considered, with no single factor material to the overall bonus determination. The factors considered by the Compensation Committee in connection with Messrs. Platt, Levin, and Robinson’s fiscal year 2018 bonuses are discussed in more detail below.

For fiscal year 2018, after considering the factors described above and management’s recommendations, the Compensation Committee determined that the bonuses for Messrs. Platt, Levin and Robinson would be set at amounts equal to $2,412,455, $677,907 and $633,488, respectively. This reflected the Compensation Committee’s and management’s assessment that overall corporate performance and discretionary factors justified payment of such bonus to each of them based on their and the Company’s performance during the fiscal year. Specifically, the Compensation Committee set the amount of Mr. Platt’s bonus after considering the quality of his individual performance in running the Company’s publishing business, the Compensation Committee set the amount of Mr. Levin’s bonus after considering the quality of his individual performance in running the company-wide finance function and the amount of Mr. Robinson’s bonus after considering the quality of his individual performance in running the company-wide legal and business affairs and public policy functions as well as the performance of the Company and, in the case of Mr. Platt, of the business unit he oversees.

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

Long-Term Equity Incentives

Warner Music Group Corp. Senior Management Cash Flow Plan

As noted above, Messrs. Cooper and Lousada have elected to participate in the Plan. In addition to providing an annual bonus that is based on a percentage of the Company’s free cash flow, as described above, the Plan provides its participants with the opportunity to defer all or a portion of their free cash flow bonuses and receive grants of equity interests, within prescribed limits.

Deferral of Compensation under the Plan

Subject to prescribed limits under the Plan (including on an individualized participant basis), deferred amounts, if any, will be credited to a participant’s account as and when a deferred bonus is earned and indexed to the fair market value of a share of our common stock (as determined from time to time by the Compensation Committee), except that the initial value of deferred amounts at the time of deferral was based on our fair market value as of January 1, 2013 for the Plan’s initial participants, including Mr. Cooper, and as of the grant date for other participants who joined the Plan at a later date, including Mr. Lousada. The amount that will be deferred in respect of Mr. Lousada’s bonus for the 2018 fiscal year is $3,730,000. As noted above, Mr. Cooper was not entitled to defer any of his 2018 free cash flow bonus because he had previously deferred his maximum allocation under the Plan.

Equity Interests under the Plan

Each of our NEOs who elected to participate in the Plan became a member of WMG Management Holdings, LLC (“Management LLC”), a limited liability company formed in connection with the Plan’s adoption, and was granted a “profits interest” in Management LLC (“Profits Interests”) in amounts equal to 10,000 times the maximum number of shares of our common stock available for issuance to the participants in settlement of his or her deferred accounts (each deferred equity unit is equivalent to 1/10,000 of a share of our common stock). These Profits Interests granted to Messrs. Cooper and Lousada represent an economic entitlement to future appreciation in our common stock above the fair market value on the grant date. In addition, in connection with the increase to the free cash flow percentage allocations of Mr. Cooper, he was granted an additional number of Profits Interests in Management LLC equal to the additional number of deferred equity units that may be granted to him, representing an economic entitlement to future appreciation in our common stock from the date of grant. Terms and conditions of the Plan with respect to the Profits Interests are described below in the narrative accompanying the “Grant of Plan-Based Awards in Fiscal Year 2018” table and under “Potential Payments upon Termination or Change-In-Control.”

On August 10, 2018, we paid a special cash dividend to our stockholders on all the issued and outstanding shares of our common stock.  Under the Plan, deferred equity unit holders receive dividend equivalents for cash dividends paid on our common stock. Given that the special dividend was paid prior to the payment of the 2018 fiscal year free cash flow bonus, the Compensation Committee accelerated the vesting of a portion of Mr. Lousada’s deferred equity units to that time in order to provide him participation in this special cash dividend, using management’s forecast of free cash flow for the 2018 fiscal year, which resulted in the accelerated vesting of a corresponding number of Mr. Lousada’s Profits Interests.  This acceleration of deferred equity units and Profits Interests was subject to a clawback in the Compensation Committee’s discretion if the actual free cash flow for the 2018 fiscal year would have less than management’s forecast that had been taken into account for this determination.  However, actual free cash flow for fiscal year 2018 exceeded the management forecast used for this accelerated vesting determination, and therefore no clawback applied.

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

We are a privately held company. As a result, we are not subject to Section 162(m) of the Internal Revenue Code, which generally places limits on the tax deductibility of executive compensation for publicly held companies unless certain requirements are met.

Benefits

Our NEOs also receive health coverage, life insurance, disability benefits and, generally, other similar benefits in the same manner as our U.S. employees and, in the case of Mr. Lousada, UK employees of equivalent status.

Retirement Benefits

We offer a tax-qualified 401(k) plan to our U.S. employees and in November 2010 we adopted a non-qualified deferred compensation plan, which is available to those of our employees whose base salary is at least $200,000 and who are bonus eligible and who are not eligible to participate in the Plan. Both plans are available to the NEOs except for the non-qualified deferred compensation plan if they participate in the Plan.

In accordance with the terms of the Company’s 401(k) plan, the Company matches after one year of service, in cash, 50% of the first 6% amounts contributed to that plan by each plan participant, up to 3% of eligible pay, with a limit of up to $8,250 in 2018, whichever is less. Employees can contribute up to the maximum IRS pre-tax deferral of $18,500 in 2018 (with a catch up of $6,000 in 2018 in the case of participants age 50 or greater), whichever occurs first. The matching contributions made by the Company are initially subject to vesting, based on continued employment, with 25% scheduled to vest on each of the second through fifth anniversaries of the employee’s date of hire.

Additionally, the Company offers a defined contribution pension scheme for UK employees, including Mr. Lousada.

Perquisites

We generally do not provide perquisites to our NEOs, although Mr. Lousada receives a car allowance and is reimbursed for certain tax preparation costs. See the Summary Compensation Table below for a summary of compensation received by our NEOs, including any perquisites received in fiscal year 2018.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on the review and discussions, the Compensation Committee recommends to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Members of the Compensation Committee:

Lincoln Benet, Chair

Alex Blavatnik

Len Blavatnik

Thomas H. Lee

Donald A. Wagner

Summary Compensation Table

The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our NEOs, for services rendered to us during the specified fiscal year.

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
				Stock	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	Total ($)
Stephen Cooper (5)	2018	$1,000,000	—	—	$9,325,000	—	$24,025,974	$34,350,974
CEO	2017	$1,000,000	—	—	$12,025,000	—	$2,181,818	$15,206,818
	2016	$2,000,000	—	$2,935,068	$159,292	—	—	$5,094,360
Max Lousada (6)(7)	2018	$5,180,000	—	—	—	—	$1,467,059	$6,647,059
CEO, Warner Recorded Music
Eric Levin	2018	$750,000	$677,907	—	—	—	$8,250	$1,436,157
Executive Vice President and	2017	$750,000	$625,000	—	—	—	$8,100	$1,383,100
Chief Financial Officer	2016	$650,000	$438,400	—	—	—	$10,445	$1,098,845
Jon Platt	2018	$2,300,000	$2,412,455	__	__	—	$8,250	$4,720,705
Chairman and CEO of	2017	$2,300,000	$2,346,000	__	__	—	$8,100	$4,654,100
Warner/Chappell Music	2016	$2,300,000	$2,398,900	__	__	—	$7,950	$4,706,850
Paul M. Robinson	2018	$750,000	$633,488	—	—	—	$8,250	$1,391,738
Executive Vice President	2017	$750,000	$630,000	—	—	—	$8,100	$1,388,100
and General Counsel and Secretary	2016	$750,000	$657,600	—	—	—	$7,950	$1,415,550

(1)

Represents discretionary cash bonuses for fiscal year 2018 performance for each of Messrs. Platt, Levin and Robinson expected to be paid in January 2019, and discretionary cash bonuses for fiscal years 2017 and 2016 to Messrs. Levin, Robinson and Platt, as applicable.

(2)

For fiscal year 2016 (for Mr. Cooper), this column reflects the aggregate grant date fair value of an increase to the maximum number of deferred equity units granted to him and the awards of Profits Interests made to him in fiscal year 2016 in connection with that increase. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, without taking into account estimated forfeitures. Assumptions used in the calculation of this amount are included in Note 9 to our audited financial statements for the year ended September 30, 2018.

(3)

For the 2018 fiscal year, Mr. Cooper’s free cash flow bonus under the Plan will be paid entirely in cash because he previously acquired all of his deferred equity unit allocation. All of his 2017 free cash flow bonus and a portion of his 2016 free cash flow bonus were also paid in cash.

(4)

Fiscal year 2018 includes 401(k) matching contributions of $8,250 for Messrs. Levin, Platt, and Robinson, respectively, and defined contribution pension matching contributions of $24,329 (£18,787) for Mr. Lousada.  Additionally, for Messrs. Cooper and Lousada, includes $24,025,974 and $1,399,995, respectively, in cash dividends paid to them under the Plan in respect of their deferred equity units and Profits Interests. Also, Mr. Lousada received a car allowance and we reimbursed him for certain tax preparation costs.

(5)

For fiscal year 2016, Access had a consulting agreement in respect of Mr. Cooper pursuant to which he received $166,667 a month in connection with his role as CEO of the Company. The Company reimbursed Access for these amounts pursuant to the Management Agreement. Except for his participation in the Plan, the Company did not have any other employment arrangement with Mr. Cooper for that fiscal year.  Effective October 1, 2016 (i.e., the beginning of fiscal year 2017), the Company began to pay Mr. Cooper an annual base salary of $1,000,000 as an employee of the Company, and, in connection with this change, the Company ceased to reimburse Access for Mr. Cooper’s services under a consultancy agreement.

(6)	Mr. Lousada became an NEO in fiscal year 2018.
(7)	The amounts reported for Mr. Lousada have been converted from British pound sterling to U.S. dollars using a conversion factor of 1.295.

Grant of Plan-Based Awards in Fiscal Year 2018

No deferred equity units or Profits Interests were granted in fiscal year 2018 to our NEOs.

Under the Plan, the deferred amounts granted to our NEOs under the Plan are credited to a participant’s account as and when a deferred bonus is earned based on the fair market value of a share of our common stock as of January 1, 2013. Uncredited deferred equity units are forfeited upon an NEO’s termination of employment. Under the Plan, our NEOs’ Profits Interests vest over time as equivalent amounts of their annual free cash flow bonuses are deferred under the Plan. Unvested Profits Interests are forfeited on any termination of employment. As of September 30, 2018, 136,605.07 and 54,642.03 deferred equity units had been granted to Mr. Cooper and Mr. Lousada, respectively.  As of September 30, 2018, all of Mr. Cooper’s deferred equity units had vested and Mr. Lousada had vested in 14,725.98 of his deferred equity units. Also, each of Messrs. Cooper and Lousada had vested in an equal number of the Profits Interests held by him.

The deferred amounts reflected in the “Outstanding Equity Awards at 2018 Fiscal Year-End” and “Nonqualified Deferred Compensation” tables below are scheduled to be settled in three equal installments as follows: For Mr. Cooper, on the December 2018, 2019 and 2020 redemption dates; and for Mr. Lousada, on the December 2023, 2024, and 2025 redemption dates.  Deferred accounts will be settled at the participants’ election, in shares of our common stock or with a cash payment equal to the then fair market value of the shares. Any shares received on settlement are required to be immediately exchanged for fully-vested equity units (“Acquired LLC Units”) in Management LLC. On each scheduled redemption date, a Plan participant may elect to redeem up to one-third of his or her vested Profits Interests (including any Profits Interests eligible for redemption on a prior redemption date that were not then redeemed) for a cash payment equal to their liquidation value. Also, a Plan participant may also elect to redeem his or her Acquired LLC Units for a cash payment equal to the fair market value of their underlying shares of the Company’s common stock on each redemption date. In addition to a Plan participant’s right to redemption of his or her vested Profits Interests and Acquired LLC Units on the redemption dates and annually thereafter, Management LLC may redeem vested Profits Interests and Acquired LLC Units following a participant’s termination of employment with the Company and its subsidiaries. All remaining Profits Interests will be redeemed in December 2020 for Mr. Cooper and December 2025 for Mr. Lousada. Redemption payments in respect of Profits Interests may be reduced by the amount of any outstanding unrecovered added investment amounts.

For the 2018 redemption date, Mr. Cooper has elected to receive shares of the Company’s common stock for all of his deferred equity units then scheduled for settlement (and all such shares will be immediately contributed to Management LLC in exchange for Class A units, pursuant to the Plan) and elected to retain (and not redeem) all of his Profits Interests then eligible for redemption.  Because Mr. Lousada joined the Plan in 2017, he is not eligible to redeem any deferred equity units or Profits Interests in December 2018.

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

Summary of NEO Employment Arrangements

This section describes employment arrangements in effect for our NEOs during fiscal year 2018. Potential payments under the severance agreements and arrangements described below are provided in the section entitled “Potential Payments upon Termination or Change-In-Control.” In addition, for a summary of the meanings of “cause” and “good reason” as discussed below, see “Termination for “Cause”” and “Resignation for “Good Reason” or without “Good Reason”” below.

Employment Arrangements with Stephen Cooper

As noted above, except for Mr. Cooper’s annual base salary of $1,000,000 and his participation in the Plan, the Company does not have any other employment arrangement with Mr. Cooper.

Employment Arrangement with Max Lousada

During fiscal year 2018, Mr. Lousada was party to an employment agreement with us that provided, among other things, for the following:

(1) the term of Mr. Lousada’s employment agreement ends on September 30, 2022;

(2) Mr. Lousada’s base salary for fiscal year 2018 was $5,180,000 (£4,000,000);

(3) payment of $3,108,000 (£2,400,000), which represents incentive compensation earned in fiscal year 2017 pursuant to his previous employment agreement;

(4) eligibility to participate in the Plan; and

(5) eligibility to participate in the defined contribution pension plan for UK employees, along with company matching contributions of up to 10% of Mr. Lousada’s base salary.

In the event we terminate his employment for any reason other than “cause” (as defined in his employment agreement) or he is constructively dismissed, Mr. Lousada will be entitled to cash severance benefits equal to $7,770,000 (£6,000,000).

Mr. Lousada’s employment agreement also contains covenants relating to confidentiality, a six-month post-employment non-compete and a one-year post-employment non-solicitation covenant.

Employment Agreement with Eric Levin

During fiscal year 2018, Mr. Levin was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Levin’s employment agreement ends on September 30, 2023; and
(2)

Mr. Levin’s base salary for fiscal year 2018 was $750,000 and his target bonus was $500,000. Additionally, Mr. Levin’s base salary and target bonus increased to $850,000 for fiscal years 2019, 2020 and 2021, and will increase to $900,000 for fiscal years 2022 and 2023.

Also, his employment agreement provides that, if during the term, we establish a new long-term incentive plan, we will consider offering Mr. Levin an opportunity to participate in it.

In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), Mr. Levin will be entitled to cash severance benefits equal to the annual base salary payable to him under his employment agreement, except that if we elect to not renew his employment agreement at the end of its term, he will be paid $600,000.

Mr. Levin’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Employment Agreement with Paul M. Robinson

For fiscal year 2018, Mr. Robinson was party to an employment agreement with us that provided, among other things, for the following:

(1)	the term of Mr. Robinson’s employment agreement ends on September 30, 2022; and
(2)

Mr. Robinson’s base salary for fiscal year 2018 was $750,000 and his target bonus was $600,000.  Additionally, Mr. Robinson’s base salary and target bonus increased to $850,000 for fiscal year 2019 and thereafter.

Also, his employment agreement provides that, if during the term, we establish a new long-term incentive plan, we will consider offering Mr. Robinson an opportunity to participate in it.

In the event we terminate his employment for any reason other than for “cause” (as defined in his employment agreement), death or disability or if Mr. Robinson terminates his employment for “good reason” (as defined in his employment agreement), Mr. Robinson will be entitled to severance benefits equal to $1,250,000 plus a discretionary pro-rated bonus (as determined by the Company in good faith) and continued participation in the Company’s group health and life insurance plans for up to one year after termination.  However, that if we elect to not renew his employment agreement at the end of its term, he will be paid the severance that would be payable to him under our severance policy if he did not have an employment agreement.

Mr. Robinson’s employment agreement also contains standard covenants relating to confidentiality and a one-year post-employment non-solicitation covenant.

Employment Agreement and Separation Agreement with Jon Platt

For fiscal year 2018, Mr. Platt was party to an employment agreement with us that provided, among other things, for a base salary of $2,300,000 and a target bonus of $2,300,000.

On September 12, 2018, Mr. Platt entered into a separation agreement with us. Under the agreement, he resigned as a director of the board as of September 12, 2018 and will resign as Warner/Chappell Music’s Chairman and CEO effective no later than December 31, 2018. He will continue to receive his base salary through the separation date and will be eligible for a discretionary bonus for fiscal year 2018 in accordance with the terms of his employment agreement. Also, he is subject to a confidentiality covenant and a non-solicitation covenant that applies to our recording artists, publishers, songwriters and employees through September 30, 2020.

Outstanding Equity Awards at 2018 Fiscal Year-End

Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Stephen Cooper	—	(2)	$—
	—	(3)	$—
Max Lousada	39,916.05	(2)	$12,143,261
	39,916.05	(3)	$6,071,630

(1)

An NEO’s deferred equity units and Profits Interests generally vest over time as equivalent amounts of his annual free cash flow bonuses are deferred under the Plan. All of Mr. Cooper’s special deferred equity units and Profits Interests had vested as of September 30, 2018.

(2)	Uncredited deferred equity units approved for grant to the NEO as of September 30, 2018. Each deferred equity unit is equivalent to 1/10,000 of a share of our common stock.
(3)

Unvested Profits Interests. This table does not include vested Profits Interests held by the NEOs as of September 30, 2018: for Mr. Cooper, 136,605.07 vested Profits Interests, with a value of $25,412,963; and for Mr. Lousada, 14,725.98 vested Profits Interests, with a value of $2,239,969.  A Profits Interest’s benchmark amount reflects the value of 1/10,000 of our common stock on the grant date of the Profits Interest, and the value of a Profits Interest reflects the appreciation in the fair market value of our common stock above its benchmark amount.

(4)

As of September 30, 2018, the value of 1/10,000 of a share of our common stock, as determined under the Plan, was $304.22.  Assumptions used in the calculation of this amount are included in Note 9 to our audited financial statements for the year ended September 30, 2018.

Equity Awards Vested in 2018 Fiscal Year

Name	Number of Shares or Units of Stock Acquired on Vesting (#)		Value Realized on Vesting ($) (3)
Stephen Cooper	—	(1)	$—
	—	(2)	$—
Max Lousada	14,725.98	(1)	$2,170,020
	14,725.98	(2)	$2,170,020

(1)

Generally, an NEO’s deferred equity units vest in the fiscal year following the fiscal year in which the NEO’s free cash flow bonuses are paid.  However, in connection with the special cash dividend we paid in August 2018, our Compensation Committee accelerated the vesting of a portion of Mr. Lousada’s deferred equity units prior to the deferral of his 2018 fiscal year free cash flow bonus.

(2)	Profits Interests that vested in fiscal year 2018 reflect a number of Profits Interests equal to the number of deferred equity units acquired by the NEOs in fiscal year 2018.
(3)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date Mr. Lousada acquired the vested deferred equity units in August 2018. Pursuant to the Plan and the NEOs’ elections, the deferred equity units and Profits interests will not be settled or redeemed until the scheduled redemption dates or, if earlier, termination of the NEO’s employment.  See the descriptions in the narratives accompanying the “Grants of Plan-Based Awards in Fiscal Year 2018” table above and below under “Potential Payments upon Termination or Change-In-Control.”

Nonqualified Deferred Compensation

The following table provides information concerning the deferred accounts of our NEOs under the Plan:

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Stephen Cooper	$—	$—	$8,533,719	—	$40,748,442
Max Lousada	$2,240,000	$2,170,020	$69,918	—	$4,479,938

(1)	Amounts of free cash flow bonuses that were deferred by Mr. Lousada under the Plan through the acquisition of vested deferred equity units in fiscal year 2018.
(2)

Reflects the difference between the purchase price of a deferred equity unit and the fair market value of a deferred equity unit on the date Mr. Lousada acquired the vested deferred equity units in fiscal year 2018.

(3)

For Mr. Lousada, this reflects the increase in value of vested deferred equity units as of September 30, 2018 since the date he acquired the vested deferred equity units. For Mr. Cooper, this reflects the increase in value of vested deferred equity units as of September 30, 2018 since October 1, 2017.

(4)

For Mr. Cooper, $8,805,205, $2,935,068 and $2,935,068 of this amount was reported in the Summary Compensation Table for fiscal years 2013, 2015 and 2016, respectively. Mr. Lousada was not a NEO in fiscal year 2017 when he received his grant, so his amount is not reported in the Summary Compensation Table for fiscal year 2017.

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

The following discussion summarizes the potential payments upon a termination of employment in various circumstances. The amounts discussed apply the assumptions that employment terminated on September 30, 2018 and the NEO does not become employed by a new employer or return to work for the Company or that a change in control occurred on September 30, 2018. The discussion that follows addresses Messrs. Lousada, Cooper, Levin and Robinson. See “Summary of NEO Employment Arrangements” above for a description of their respective agreements. The value of a fractional share of our common stock applied to this discussion was $304.22, as determined under the Plan as of September 30, 2018.

Mr. Platt will be resigning as an employee on December 31, 2018 and he will not receive any severance pay in connection with his resignation.

Estimated Benefits upon Termination for “Cause” or Resignation Without “Good Reason”

In the event an NEO is terminated for “cause,” or resigns without “good reason” as such terms are defined below, the NEO is only eligible to receive compensation and benefits accrued through the date of termination. Therefore, no amounts other than accrued amounts would be payable to Messrs. Lousada, Levin and Robinson in this instance pursuant to their employment arrangements. As noted above, Mr. Cooper does not have an employment arrangement directly with the Company and, therefore, he is also not entitled to any benefits from the Company, except under the Plan, if he is terminated for “cause” or he resigns without “good reason.”

Estimated Benefits upon Termination without “Cause” or Resignation for “Good Reason”

Upon termination without “cause” or resignation for “good reason,” Messrs. Lousada, Levin and Robinson are entitled to contractual severance benefits payable on termination plus, in the case of Mr. Robinson, a pro-rated annual bonus for the year of termination and continued participation in the group health and life insurance plans of the Company in which he currently participates for up to one year after termination. Although annual free cash flow bonuses under the Plan are generally contingent upon the participant being employed with the Company on the date of payment, if, after the first quarter of a fiscal year, the employment of Messrs. Cooper or Lousada is terminated by the Company without “cause”, by him for “good reason” or due to his death or “disability,” he will be entitled under the Plan to a pro rata free cash flow bonus in respect of the year in which such event occurs (as such terms are defined in the Plan). None of our NEOs are entitled to any additional severance upon a termination in connection with a change in control.

Name	Salary (other than accrued amounts) (1)	Bonus (2)	Value of Deferred Compensation (3)	Acceleration of Profits Interests (4)	Benefits	Total
Stephen Cooper	—	$9,325,000	$40,748,442	—	—	$50,073,442
Eric Levin	$750,000	—	—	—	—	$750,000
Max Lousada (5)	$7,770,000	$1,490,000	$4,479,938	—	—	$13,739,938
Paul M. Robinson	$1,250,000	$600,000	—	—	—	$1,850,000

(1)	For Messrs. Levin, Robinson and Lousada, the amount represents the severance payable to them on such a qualifying termination.
(2)

For Messrs. Cooper and Lousada, represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2018, their full 2018 annual bonuses), although for Mr. Lousada excludes $2,240,000 of his annual free cash flow bonus for which the vesting of deferred equity units was accelerated in August 2018.  For Mr. Robinson, represents the amount of his full target bonus assuming the Company in its good-faith discretion determined to pay that amount.

(3)	Reflects the value of vested deferred equity units that will be settled on a termination of employment without “cause” or by the NEO for “good reason”.
(4)

Profits Interests will not accelerate on a termination of employment that is not in connection with a change in control of the Company.  This table does not include vested Profits Interests held by the NEOs.

(5)	The amounts reported for Mr. Lousada have been converted from British pound sterling to U.S. dollars using a conversion factor of 1.295.

Estimated Benefits in connection with a Change in Control

As participants in the Plan, each of Messrs. Lousada and Cooper will be entitled to additional payments upon a change in control in respect of his amounts deferred under the Plan and the Profits Interests granted to him.

Name	Value of Deferred Compensation (1)	Acceleration of Profits Interests (2)	Total
Stephen Cooper	$40,748,442	$—	$40,748,442
Eric Levin	—	—	—
Paul M. Robinson	—	—	—
Max Lousada	$4,479,938	$1,490,000	$5,969,938

(1)

For each of Messrs. Cooper and Lousada represents the value of the NEO’s deferred equity units that were vested on September 30, 2018 and for Mr. Cooper, the additional deferred equity units granted to him in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant).  Also, for Mr. Lousada, the deferred equity units that would have been credited to his deferred compensation account with a pro rata portion of the free cash flow bonus in respect of the 2018 fiscal year payable in deferred equity units (i.e., the remainder due to be deferred from his 2018 fiscal year free cash flow bonus, since the change in control would be deemed to occur on September 30, 2018).

(2)

For Mr. Lousada, his Profits Interests that would have vested if 100% of his 2018 free cash flow bonus would have been deferred under the Plan.  The value of a Profits Interest reflects the appreciation in the fair market value of one-ten-thousandth (1/10,000) of a share of our common stock as of September 30, 2018 since the date of grant. In each case, the value of a Profits Interest assumes that Management, LLC was liquidated and its proceeds distributed to its members, including our NEOs. This table does not include vested Profits Interests held by the NEOs.

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

Estimated Benefits upon Death or Disability

Death. For Messrs. Lousada, Levin and Robinson, other than accrued benefits and, in the case of Messrs. Cooper and Lousada under the Plan, no other benefits are provided in connection with such NEO’s death.

Disability. For Messrs. Lousada, Levin and Robinson, other than accrued benefits and short-term disability amounts and, in the case of Messrs. Cooper and Lousada under the Plan, no benefits are provided in connection with such NEO’s disability.

As participants in the Plan, each of Messrs. Cooper and Lousada will be entitled to the following payments if terminated as a result of death or disability:

Name	Bonus (1)	Value of Deferred Compensation (2)	Acceleration of Profits Interests (3)	Total
Stephen Cooper	$9,325,000	$40,748,442	—	$50,073,442
Max Lousada	$1,490,000	$4,479,938	—	$5,969,938

(1)

Represents a pro rata amount of the annual free cash flow bonus payable under the Plan (or, since the termination date is assumed to be September 30, 2018, the full 2018 annual bonus) for each of Messrs. Cooper and Lousada.

(2)

Represents the value of each NEOs’ deferred equity units that were vested on September 30, 2018, and the additional deferred equity units granted to Mr. Cooper in December 2013 to offset the impact of the $54 million of investments that were funded through fiscal year 2013 free cash flow (but reduced for the amount of any unrecovered investment amounts that were allocated to the NEO with such additional grant), in each case, based on the value of our common stock as of September 30, 2018.

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

Termination for “Cause”

Under the terms of his employment agreement (and for purposes of the Plan), we generally would have “cause” to terminate the employment of Mr. Lousada in any of the following circumstances: (1) serious or repeated breach of any of his material obligations; (2) refusing to carry out any lawful and reasonable order given to him or failing to attend to his duties; (3) committing any financially dishonest or fraudulent act relating to the Company; (4) conviction of a crime that is punishable by imprisonment; (5) guilty of gross misconduct or of any other conduct which brings or is likely to bring serious professional discredit to the Company; (6) unable to perform his duties by reason of ill-health or accident either for a specified period; (7) becoming of unsound mind and a patient for the purpose of any statute relating to mental health; (8) a petition or application for an order in bankruptcy is presented by or against him or any person becomes entitled to petition or apply for any such order; (9) a disqualification order (as defined in Section 1 of the Directors Disqualification Act 1986) is made against him or he otherwise becomes prohibited by law from being a director of the Board; and (10) if he voluntarily resigns as a director of the Board. In the event of (1) or (2) that is curable, we are required to notify Mr. Lousada of such circumstances and give him a reasonable opportunity to cure.

For purposes of the Plan, we would have “cause” to terminate the employment of Mr. Cooper in any of the following circumstances: (1) ceasing to perform his material duties to the Company or its affiliates (other than as a result of vacation, approved leave or incapacity due to physical or mental illness or injury), which failure amounts to an extended neglect of his duties, (2) engaging in conduct that is demonstrably and materially injurious to the business of the Company or its affiliates, (3) conviction of a felony or entered a plea of guilty or no contest to a felony charge or a misdemeanor involving as a material element fraud, dishonest or sale or possession of illicit substances, (4) failing to follow lawful instructions of his direct superiors or the Board and (5) breach of any restrictive covenant addressed in his employee letter.

Under the terms of his employment agreement, we generally would have “cause” to terminate the employment of Messrs. Levin, or Robinson in any of the following circumstances: (1) repeated and continual refusal to perform his duties with the Company, (2) engaging in willful malfeasance that has a material adverse effect on the Company, (3) breach of his covenants in his employment agreement and (4) conviction of a felony or entered a plea of nolo contendere to a felony charge. We are required to notify Mr. Robinson after any event that constitutes “cause” before terminating his employment, and in general he has no less than 20 days after receiving notice to cure the event.

Resignation for “Good Reason” or without “Good Reason”

For purposes of the Plan, Messrs. Cooper or Lousada generally would have “good reason” to terminate employment in any of the following circumstances: (1) if his salary or annual bonus percentage under the Plan is materially reduced, (2) if we fail to pay him any salary which has become payable and due to him or (3) our failure to pay him any entitlement that that has become payable and due under the Plan.  Messrs. Cooper and Lousada are required to notify us within 30 days after becoming aware of the occurrence of any event that constitutes “good reason,” and in general we have 30 days to cure the event, but failing a cure, he must terminate his employment within 30 days after the cure period expires.

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

Restrictive Covenants

Our agreements with our NEOs contain several important restrictive covenants with which an executive must comply following termination of employment. For example, the entitlement of Messrs. Cooper and Lousada to payments under the Plan are each conditioned on the NEO’s compliance with covenants not to solicit certain of our artists and employees. This non-solicitation covenant continues in effect during a period that, for each of our NEOs, will end one year following his termination of employment.

Messrs. Levin’s and Robinson’s employment agreements and the Plan for Messrs. Cooper and Lousada also contain covenants regarding non-disclosure of confidential information.

DIRECTOR COMPENSATION

The following table provides summary information concerning compensation paid or accrued by us to or, on behalf of, our non-employee directors, as of September 30, 2018, for services rendered to us during the last fiscal year.

Mathias Döpfner is entitled to an annual retainer of €250,000, payable pro rata quarterly in arrears, for his service as a director on the Company’s board. Messrs. Lee and Kreiz and Ms. Hertz were entitled to $75,000 for fiscal year 2018.  Mr. Slipper was paid a prorated portion of $75,000 for his service through the date of his resignation from the board on September 5, 2018.  No other non-employee directors received any compensation for service on the Board of Directors or Board committees during fiscal year 2018.

Directors are entitled to reimbursement of their fees incurred in connection with travel to meetings. In addition, the Company reimburses directors for fees paid to attend director education events.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Lincoln Benet	—	—	—	—	—	—	—
Alex Blavatnik	—	—	—	—	—	—	—
Len Blavatnik	—	—	—	—	—	—	—
Mathias Döpfner	$297,700(1)	—	—	—	—	—	$297,700
Noreena Hertz	$75,000	—	—	—	—	—	$75,000
Ynon Kreiz	$75,000	—	—	—	—	—	$75,000
Thomas H. Lee	$75,000	—	—	—	—	—	$75,000
Jörg Mohaupt (2)	—	—	—	—	—	—	—
Oliver Slipper (3)	$69,905	—	—	—	—	—	$69,905
Donald A. Wagner	—	—	—	—	—	—	—

(1)	The amount reported for Mr. Döpfner has been converted from Euros to U.S. dollars using a conversion factor of 1.1908 as of September 30, 2018.
(2)	Mr. Mohaupt resigned as a director of the board effective October 13, 2017.
(3)	Mr. Slipper resigned as a director of the board effective September 5, 2018.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Wagner was a Vice President of the Company from July 20, 2011 to October 3, 2011. None of the Compensation Committee’s members is or has been a Company officer or employee during the last fiscal year. During fiscal year 2018, none of the Company’s executive officers served on the board of directors, the Compensation Committee or any similar committee of another entity of which an executive officer served on our Board of Directors or Compensation Committee.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO:

To determine the estimated ratio of CEO pay to median employee pay in accordance with Item 402(u) of Regulation S-K, we considered our entire global employee population of 4,660 employees who were on the payroll as of September 30, 2018. We then used base salary paid during fiscal year 2018 as the form of compensation to determine our median employee. We identified our median employee, whose Summary Compensation Table total compensation, as calculated in accordance with Item 402(u)(2) of Regulation S-K, was $70,416 in fiscal year 2018 (this amount has been converted from British pound sterling to U.S. dollars using a conversion factor of 1.3105).

The CEO pay used for purposes of calculating this pay ratio is $34,350,974, which is the annual total compensation of our CEO as reported in the Summary Compensation Table.

As a result, the reasonable estimated ratio of CEO pay to median employee pay, calculated in a manner consistent with Item 402(u) of Regulation S-K is 487.8 to 1. The SEC’s pay ratio disclosure rules permit the use of estimates, assumptions, and adjustments. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above. This pay ratio results from two important factors relating to our CEO’s compensation and participation in the Plan:

•

As described above under “Annual Free Cash Flow Bonus Pool”, a significant portion of our CEO’s annual compensation comes from his free cash flow bonus under the Plan, which for fiscal year 2018 was $9,325,000;

•

As described above, we paid cash dividends to all stockholders of record and participants of the Plan on January 8, 2018, May 7, 2018 and August 7, 2018.  As a result, our CEO was paid $24,025,974 in fiscal year 2018 in respect of his deferred equity units and Profits Interests.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Affiliates of Access own 100% of our common stock.

The following table provides information as of December 20, 2018 with respect to beneficial ownership of our capital stock by:

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

Name and Address of Beneficial Owner (1)	Title of Class (2)	Amount and Nature of Beneficial Ownership	Percent of Class Outstanding
AI Entertainment Holdings LLC (formerly Airplanes Music LLC)	Common Stock	995.8	94.7%
Altep 2012 L.P.	Common Stock	4.2	0.4%
WMG Management Holdings, LLC	Common Stock	51.8590	4.9%
Stephen Cooper (3)	N/A	N/A	N/A
Eric Levin	N/A	N/A	N/A
Paul M. Robinson	N/A	N/A	N/A
Max Lousada (3)	N/A	N/A	N/A
Jon Platt	N/A	N/A	N/A
Len Blavatnik (2)	Common Stock	1,051.8590	100%
Lincoln Benet (3)	N/A	N/A	N/A
Alex Blavatnik	N/A	N/A	N/A
Mathias Döpfner	N/A	N/A	N/A
Noreena Hertz	N/A	N/A	N/A
Ynon Kreiz	N/A	N/A	N/A
Thomas H. Lee	N/A	N/A	N/A
Donald A. Wagner (3)	N/A	N/A	N/A
All executive officers and directors of Warner Music Group Corp. as a group (16 persons)	Common Stock	1,051.8590	100%

(1)	The mailing address of each of these persons is c/o Warner Music Group Corp., 1633 Broadway, New York, NY 10019, (212) 275-2000.
(2)	As of December 20, 2018, the Company, AI Entertainment Holdings LLC (formerly Airplanes Music LLC), Altep 2012 L.P. and WMG Management Holdings, LLC are indirectly controlled by Len Blavatnik.
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

The Company’s policy generally groups transactions with related persons into two categories: (1) transactions requiring the approval of the Audit Committee and (2) certain ordinary course transactions below established financial thresholds that are deemed pre-approved by the Audit Committee. The Audit Committee is deemed to have pre-approved any transaction or series of related transactions between us and an entity for which a related person is an employee (other than an executive officer), director or beneficial owner of less than 10% of that entity’s voting capital where the aggregate amount of all such transactions on an annual basis does not exceed the lesser of (a) $1 million and (b) 2% of the annual consolidated gross revenues of the other entity. Regardless of whether a transaction is deemed pre-approved, all transactions in any amount are required to be reported to the Audit Committee.

Subsequent to the adoption of the written procedures above in 2005, the Company has followed these procedures regarding all reportable related person transactions. Following is a discussion of related person transactions.

Relationships with Access

Management Agreement

Upon completion of the Merger, the Company and Holdings entered into the Management Agreement, dated as of the Merger Closing Date, pursuant to which Access provides the Company and its subsidiaries with financial, investment banking, management, advisory and other services. Pursuant to the Management Agreement, the Company, or one or more of its subsidiaries, will pay Access an annual fee equal to the higher of a base of $9 million or a formula contained in the agreement and reimburse Access for certain expenses incurred performing services under the agreement. The annual fee is payable quarterly. The Company and Holdings agreed to indemnify Access and certain of its affiliates against all liabilities arising out of performance of the Management Agreement. The Company incurred an expense of $16 million during fiscal year 2018 in connection with the Management Agreement.

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

On August 13, 2015, a subsidiary of the Company, Warner Music Inc., entered into a license agreement with Access Industries, Inc., an affiliate of Access, for the use of office space in our corporate headquarters at 1633 Broadway New York, New York. The license fee of $2,775 per month, plus an IT support fee of $1,000 per month, was based on the per foot lease costs to the Company of its headquarters space, which represented market terms. The space is occupied by The Blavatnik Archive, which is dedicated to the discovery and preservation of historically distinctive and visually compelling artifacts, images and stories that contribute to the study of 20th century Jewish, WWI and WWII history. For the fiscal year ended September 30, 2018, an immaterial amount was recorded as rental income.

Deezer

Access owns a controlling equity interest in Deezer S.A., which was formerly known as Odyssey Music Group (“Odyssey”), a French company that controls and operates a digital music streaming service, formerly through Odyssey’s subsidiary, Blogmusik SAS (“Blogmusik”), under the name Deezer (“Deezer”), and is represented on Deezer S.A.’s Board of Directors. Subsidiaries of the Company, Warner Music Inc. and WEA International Inc. have been a party to license arrangements with Deezer since 2008 (Warner Music Inc. was added as a party to the license in 2014 in respect of the U.S.), which provide for the use of the Company’s sound recording content on Deezer’s ad-supported and subscription streaming services worldwide (excluding Japan) in exchange for fees paid by Deezer.  Warner Music Inc. and WEA International Inc. have also authorized Deezer to include Warner content in Deezer’s streaming services where such services are offered as a bundle with third-party services or products (e.g., telco services or hardware products), for which Deezer is also required to make payments to Warner Music Inc. and WEA International Inc. Deezer paid to WEA International Inc. an aggregate amount of approximately $39 million and $36 million in connection with the foregoing arrangements during the fiscal year ended September 30, 2018 and 2017, respectively. In addition, in connection with these arrangements, (i) the Company was issued, and currently holds, warrants to purchase shares of Deezer S.A. and (ii) the Company purchased a small number of shares of Deezer S.A., which collectively represent a small minority interest in Deezer S.A.

Acquisitions of Selected Assets of Songkick

As of July 12, 2017, we acquired selected assets from Songkick, including the concert discovery app and website and the Songkick trademark, for a purchase price of $5 million. Access owns a significant minority interest in the seller.

Investment in Tencent Music Entertainment Group

On October 1, 2018, WMG China, an affiliate of the Company, entered into a share subscription agreement with Tencent Music Entertainment Group pursuant to which WMG China agreed to purchase 37,162,288 ordinary shares of Tencent Music Entertainment Group for $100 million.  WMG China is 80% owned by AI New Holdings 5 LLC, an affiliate of Access, and 20% owned by the Company.  On October 3, 2018, WMG China acquired the shares pursuant to the share subscription agreement.

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

Loan Agreement with Max Lousada

On April 16, 2018, we loaned $227,000 to Mr. Lousada in exchange for a promissory note, all of which remains outstanding as of December 20, 2018.  Mr. Lousada must repay this loan upon the earliest of specified events, including April 30, 2019, termination of his employment, the event of a default (as specified therein) or if we or our affiliate becomes an issuer of publicly-traded stock.

Director Independence

Though not formally considered by the Board of Directors because, following the consummation of the Merger, our common stock is no longer listed on a national securities exchange, we believe that Messrs. Döpfner, Kreiz and Lee and Ms. Hertz would be considered “independent” under the listing standards of the NYSE. We do not believe that any of our other directors would be considered “independent” under the listing standards of the NYSE.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Board of Directors selected the firm of KPMG LLP, to serve as independent registered public accountants for the fiscal years ending September 30, 2018 and September 30, 2017.

Fees Paid to KPMG LLP

The following table sets forth the aggregate fees incurred to KPMG LLP for services rendered in connection with the consolidated financial statements, and reports for the fiscal years ended September 30, 2018 and September 30, 2017 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Year Ended September 30, 2018	Year Ended September 30, 2017
Audit Fees	$5,030	$3,939
Audit-Related Fees	613	254
Tax Fees	100	—
All Other Fees	123	75
Total Fees	$5,866	$4,268

These fees exclude out-of-pocket costs of approximately $0.25 million and $0.20 million for each of the periods ended September 30, 2018 and September 30, 2017, respectively.

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

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, auditing work on proposed transactions and implementation of new accounting standards, attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees: Consists of work performed in connection with tax advisory services.

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

During fiscal years 2018 and 2017, all professional services provided by KPMG LLP were pre-approved by the Audit Committee in accordance with our policies.

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

Exhibit Number	Description

2.1(32)	Sale and Purchase Agreement, dated as of September 11, 2018, by and between SP Merchandising Holding GmbH & Co. KG and Warner Music Group Germany Holding GmbH.

3.1(8)	Third Amended and Restated Certificate of Incorporation of Warner Music Group Corp.

3.2(1)	Third Amended and Restated By-Laws of Warner Music Group Corp.

4.1(9)

Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series (the “Secured Notes”).

4.2(13)

Third Supplemental Indenture, dated as of March 4, 2013, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 6.000% Senior Secured Notes due 2021 and the 6.250% Senior Secured Notes due 2021.

Exhibit Number	Description

4.3(16)

Fourth Supplemental Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.625% Senior Secured Notes due 2022.

4.4(20)

Fifth Supplemental Indenture, dated as of July 27, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.000% Senior Secured Notes due 2023.

4.5(21)

Sixth Supplemental Indenture, dated as of October 18, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 4.875% Senior Secured Notes due 2024.

4.6(21)

Seventh Supplemental Indenture, dated as of October 18, 2016, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 4.125% Senior Secured Notes due 2024.

4.7(33)

Eighth Supplemental Indenture, dated as of October 9, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.625% Senior Secured Notes due 2026.

4.8(16)

Indenture, dated as of April 9, 2014, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of unsecured senior notes in series.

4.9(29)

Fifth Supplemental Indenture, dated as of March 14, 2018, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 5.500% Senior Notes due 2026.

4.10	Form of Secured Note of WMG Acquisition Corp. (included in Exhibit 4.2 hereto).

4.11	Form of 5.500% Senior Notes due 2026 of WMG Acquisition Corp. (included in Exhibit 4.9 hereto).

4.12(15)	Guarantee, dated May 7, 2014, issued by Warner Music Group Corp., relating to the 5.625% Senior Secured Notes due 2022 and the 6.750% Senior Notes due 2022.

4.13(20)	Guarantee, dated July 27, 2016, issued by Warner Music Group Corp., relating to the 5.000% Senior Secured Notes due 2023.

4.14(21)	Guarantee, dated October 18, 2016, issued by Warner Music Group Corp., relating to the 4.875% Senior Secured Notes due 2024 and 4.125% Senior Secured Notes due 2024.

4.15(29)	Guarantee, dated March 14, 2018, issued by Warner Music Group Corp., relating to the 5.500% Senior Notes due 2026.

4.16(33)	Guarantee, dated October 9, 2018, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.

4.17(9)

Security Agreement, dated as of November 1, 2012, among WMG Acquisition Corp., WMG Holdings Corp., the guarantors listed on the signature pages thereto and Credit Suisse AG, as collateral agent, term loan authorized representative, revolving authorized representative and indenture authorized representative.

4.18(9)

Copyright Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.19(9)

Patent Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

4.20(9)

Trademark Security Agreement, dated November 1, 2012, made by WMG Acquisition Corp. and the guarantors listed on the signature pages thereto in favor of Credit Suisse, AG, as collateral agent for the Secured First Lien Parties.

10.1(9)

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

10.2(17)

Incremental Commitment Amendment, dated as of May 9, 2013, by and among WMG Acquisition Corp., the other Loan Parties (as defined therein), WMG Holdings Corp., and the several banks and financial institutions parties thereto as Lenders and the Administrative Agent, as defined therein.

10.3(22)

Second Amendment to Credit Agreement, dated as of July 13, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.4(24)

Second Incremental Commitment Amendment, dated as of November 21, 2016, among WMG Acquisition Corp., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.5(26)

Third Incremental Commitment Amendment, dated as of May 22, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party thereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche D Term Lender.

10.6(28)

Fourth Incremental Commitment Amendment, dated as of December 6, 2017, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party hereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche E Term Lender.

10.7(29)

Increase Supplement to the Credit Agreement, dated as of March 14, 2018, among WMG Acquisition Corp., the Loan Parties (as defined therein) party thereto, WMG Holdings Corp., Credit Suisse AG, Cayman Islands Branch, as increasing lender, and Credit Suisse AG, as administrative agent, relating to the term loan facility.

10.8(31)

Fifth Incremental Commitment Amendment, dated as of June 7, 2018, among WMG Acquisition Corp., the other Loan Parties (as defined therein) party thereto, WMG Holdings Corp., the Administrative Agent (as defined therein) and Credit Suisse AG Cayman Islands Branch, as Tranche F Term Lender.

10.9(9)

Guarantee Agreement, dated as of November 1, 2012, made by the persons listed on the signature pages thereto under the caption “Subsidiary Guarantors” and the Additional Guarantors in favor of the Secured Parties, relating to the term credit facility.

10.10(28)

Credit Agreement, dated as of January 31, 2018, among WMG Acquisition Corp., the lenders from time to time party thereto, and Credit Suisse AG, as administrative agent, relating to the revolving credit facility.

10.11(28)

Subsidiary Guaranty, dated as of January 31, 2018, made by the persons listed on the signature pages thereto under the caption “Guarantors” and the Additional Guarantors (as defined therein) in favor of the Secured Parties (as defined therein), relating to the revolving credit facility.

10.12**(19)	Letter Agreement, dated as of September 30, 2014, between Warner Music Inc. and Eric Levin

10.13**(23)	Letter Agreement, dated as of October 6, 2015, between Warner Music Inc. and Eric Levin

10.14**(24)	Letter Agreement, dated as of December 2, 2016, between Warner Music Inc. and Eric Levin

10.15**(23)	Letter Agreement, dated as of August 4, 2015, between Warner Music Inc. and Paul M. Robinson

10.16**(27)	Service Agreement, dated as of March 20, 2017, between Max Lousada and Warner Music International Services Limited

10.17(2)	Office Lease, dated June 27, 2002, by and between Media Center Development, LLC and Warner Music Group Inc., as amended

10.18(2)	Lease, dated as of February 29, 2004, between Historical TW Inc. and Warner Music Group Inc.

10.19(12)	Lease, dated as of October 1, 2013, between Paramount Group, Inc., as agent for PGREF I 1633 Broadway Tower, L.P., and WMG Acquisition Corp. (the “Headquarters Lease”)

10.20(12)	Guaranty of Headquarters Lease, dated as of October 1, 2013

10.21(4)	Assurance of Discontinuance, dated November 22, 2005

10.22(1)	Management Agreement, made as of July 20, 2011, by and among Warner Music Group Corp., WMG Holdings Corp, and Access Industries Inc.

Exhibit Number	Description
10.23*(5)

US/Canada Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.24*(5)	US/Canada Transition Agreement, executed as of July 1, 2010, by and between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC

10.25*(5)	International Manufacturing and PP&S Agreement, effective as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.26*(5)	International Transition Agreement, executed as of July 1, 2010, by and between WEA International, Inc. and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.27**(6)	Warner Music Group Corp. Deferred Compensation Plan

10.28(7)

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

10.29*(7)

Second Letter Amendment, dated January 21, 2011 to the US/Canada Manufacturing and PP&S Agreement, dated as of July 1, 2010, between Warner-Elektra-Atlantic Corporation and Cinram International Inc., Cinram Manufacturing LLC and Cinram Distribution LLC and Cinram International Inc., Cinram GmbH and Cinram Operations UK Limited

10.30*(7)

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

10.32(11)

Letter Agreement dated as of August 31, 2012 among Warner-Elektra-Atlantic Corporation, Cinram International Inc., Cinram Manufacturing LLC, Cinram Distribution LLC, Cinram Group, Inc. and Cinram Canada Operations ULC.

10.33(11)	Letter Agreement dated as of August 31, 2012 among WEA International Inc., Cinram International Inc., Cinram GMBH, Cinram Operations UK Limited and Cinram Group, Inc.

10.34**(3)	Form of Indemnification Agreement between Warner Music Group Corp. and its directors

10.35**(25)	Second Amended and Restated Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.36**(25)	Second Amended and Restated Limited Liability Company Agreement of WMG Management Holdings, LLC, dated as of March 10, 2017

10.37**(18)	Form of Election for Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.38**(14)	Form of Award Agreement under Warner Music Group Corp. Senior Management Free Cash Flow Plan

10.39**(15)	Form of Award Agreement for 2014 Additional Unit Allocation under Warner Music Group Corp. Senior Management Free Cash Flow Plan.

10.40(24)	Lease, dated as of October 7, 2016, between Warner Acquisition Corp. and Sri Ten Santa Fe LLC.

10.41**(30)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Eric Levin

10.42**(30)	Letter Agreement, dated May 2, 2018, between Warner Music Inc. and Paul M. Robinson

10.43$	Separation Agreement and Release, dated as of September 12, 2018, between Warner/Chappell Music, Inc. and Jon Platt

21.1$	List of Subsidiaries

24.1$	Power of Attorney (see signature page)

31.1$	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
31.2$	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1***$	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***$	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1$

Financial statements from the Annual Report on Form 10-K of Warner Music Group Corp. for the fiscal year ended September 30, 2018, filed on December 20, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Audited Financial Statements

(C)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

$	Filed herewith
*	Exhibit omits certain information that has been filed separately with the Securities and Exchange Commission and has been granted confidential treatment
**	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate
***

Pursuant to SEC Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, except to the extent that the registrant specifically incorporates it by reference

(1)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 26, 2011 (File No. 001-32502)
(2)	Incorporated by reference to WMG Acquisition Corp.’s Amendment No. 2 to the Registration Statement on Form S-4 filed on January 24, 2005 (File No. 333-121322)
(3)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on May 20, 2011 (File No. 001-32502)
(4)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 23, 2005 (File No. 001-32502)
(5)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010 (File No. 001-32502)
(6)	Incorporated by reference to Warner Music Group Corp.’s Registration Statement on Form S-8 filed on November 23, 2010 (File No. 333-170771)
(7)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 (File No. 001-32502)
(8)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 20, 2011 (File No. 001-32502)
(9)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 7, 2012 (File No. 001-32502)
(10)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-32502)
(11)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 6, 2012 (File No. 001-32502)
(12)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 4, 2013 (File No. 001-32502)
(13)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 5, 2013 (File No. 001-32502)
(14)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on November 27, 2013 (File No. 001-32502)
(15)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 (File No. 001-32502)
(16)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on April 10, 2014 (File No. 001-32502)

(17)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 30, 2013 (File No. 001-32502)
(18)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2012 (File No. 001-32502)
(19)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2014 (File No. 001-32502)
(20)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on July 27, 2016 (file No. 001-32502)
(21)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 18, 2016 (File No. 001-32502)
(22)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016 (File No. 001-32502)
(23)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2015 (File No. 001-32502)
(24)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2016 (File No. 001-32502)
(25)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 (File No. 001-32502)
(26)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 001-32502)
(27)	Incorporated by reference to Warner Music Group Corp.’s Annual Report on Form 10-K for the period ended September 30, 2017 (File No. 001-32502)
(28)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended December 31, 2017 (File No. 001-32502)
(29)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on March 14, 2018 (File No. 001-32502)
(30)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2018 (File No. 001-32502)
(31)	Incorporated by reference to Warner Music Group Corp.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (File No. 001-32502)
(32)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on September 17, 2018 (File No. 001-32502)
(33)	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed on October 9, 2018 (File No. 001-32502)

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 20, 2018.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on December 20, 2018.

Signature	Title
/s/ STEPHEN COOPER	CEO and President and Director (Chief Executive Officer)
Stephen Cooper
/s/ MAX LOUSADA	CEO, Warner Recorded Music and Director
Max Lousada

/s/ LEN BLAVATNIK	Vice Chairman of the Board of Directors
Len Blavatnik
/s/ LINCOLN BENET	Director
Lincoln Benet
/s/ ALEX BLAVATNIK	Director
Alex Blavatnik
/s/ MATHIAS DÖEPFNER	Director
Mathias Döepfner
/s/ NOREENA HERTZ	Director
Noreena Hertz
/s/ YNON KREIZ	Director
Ynon Kreiz
/s/ THOMAS H. LEE	Director
Thomas H. Lee
/s/ DONALD A. WAGNER	Director
Donald A. Wagner