Form 10-Q
period 2018-12-31
Warner Music Group Corp.
filed 2019-02-05
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no public market for the Registrant’s common stock. As of February 5, 2019, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,060. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
	2018	2018
	(in millions)
Assets
Current assets:
Cash and equivalents	$548	$514
Accounts receivable, net of allowances of $21 million and $45 million	789	447
Inventories	66	42
Royalty advances expected to be recouped within one year	136	123
Prepaid and other current assets	53	50
Total current assets	1,592	1,176
Royalty advances expected to be recouped after one year	166	153
Property, plant and equipment, net	268	229
Goodwill	1,793	1,692
Intangible assets subject to amortization, net	1,839	1,851
Intangible assets not subject to amortization	153	154
Deferred tax assets, net	10	11
Other assets	125	78
Total assets	$5,946	$5,344
Liabilities and Equity
Current liabilities:
Accounts payable	$179	$281
Accrued royalties	1,551	1,396
Accrued liabilities	495	423
Accrued interest	24	31
Deferred revenue	182	208
Other current liabilities	162	34
Total current liabilities	2,593	2,373
Long-term debt	2,998	2,819
Deferred tax liabilities, net	219	165
Other noncurrent liabilities	275	307
Total liabilities	$6,085	$5,664
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,060 and 1,052 shares issued and outstanding at December 31, 2018 and September 30, 2018, respectively)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(1,078)	(1,272)
Accumulated other comprehensive loss, net	(212)	(190)
Total Warner Music Group Corp. deficit	(162)	(334)
Noncontrolling interest	23	14
Total equity	(139)	(320)
Total liabilities and equity	$5,946	$5,344

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	December 31,
	2018	2017
	(in millions)
Revenue	$1,203	$1,045
Costs and expenses:
Cost of revenue	(626)	(569)
Selling, general and administrative expenses (a)	(376)	(333)
Amortization expense	(54)	(53)
Total costs and expenses	(1,056)	(955)
Operating income	147	90
Loss on extinguishment of debt	(3)	(1)
Interest expense, net	(36)	(36)
Other income, net	28	4
Income before income taxes	136	57
Income tax expense	(50)	(52)
Net income	86	5
Less: Income attributable to noncontrolling interest	—	(1)
Net income attributable to Warner Music Group Corp.	$86	$4

(a) Includes depreciation expense of:	$(14)	$(12)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	December 31,
	2018	2017
	(in millions)
Net income	$86	$5
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(16)	9
Deferred (loss) gain on derivative	(6)	1
Other comprehensive (loss) income, net of tax	(22)	10
Total comprehensive income	64	15
Less: Income attributable to noncontrolling interest	—	(1)
Comprehensive income attributable to Warner Music Group Corp.	$64	$14

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31,
	2018	2017
	(in millions)
Cash flows from operating activities
Net income	$86	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68	65
Unrealized (gains) losses and remeasurement of foreign denominated loans	(13)	5
Deferred income taxes	11	42
Loss on extinguishment of debt	3	1
Net gain on divestitures and investments	(15)	(7)
Non-cash interest expense	2	1
Equity-based compensation expense	12	18
Changes in operating assets and liabilities:
Accounts receivable	(88)	(93)
Inventories	13	2
Royalty advances	(28)	(5)
Accounts payable and accrued liabilities	(92)	(23)
Royalty payables	92	141
Accrued interest	(7)	(16)
Deferred revenue	(5)	(3)
Other balance sheet changes	53	3
Net cash provided by operating activities	92	136
Cash flows from investing activities
Acquisition of music publishing rights, net	(5)	(1)
Capital expenditures	(26)	(16)
Investments and acquisitions of businesses, net of cash received	(207)	(1)
Proceeds from the sale of investments	—	12
Net cash used in investing activities	(238)	(6)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes	287	—
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(27)	—
Call premiums paid on early redemption of debt	(2)	—
Deferred financing costs paid	(4)	(1)
Distribution to noncontrolling interest holder	(2)	(2)
Net cash provided by (used in) financing activities	182	(3)
Effect of exchange rate changes on cash and equivalents	(2)	2
Net increase in cash and equivalents	34	129
Cash and equivalents at beginning of period	514	647
Cash and equivalents at end of period	$548	$776

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of (Deficit) Equity (Unaudited)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Deficit	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2018	1,052	$—	$1,128	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	139	—	139	11	150
Net income	—	—	—	86	—	86	—	86
Other comprehensive loss, net of tax	—	—	—	—	(22)	(22)	—	(22)
Dividends	—	—	—	(31)	—	(31)	—	(31)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Other	8	—	—	—	—	—	—	—
Balance at December 31, 2018	1,060	$—	$1,128	$(1,078)	$(212)	$(162)	$23	$(139)

					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	4	—	4	1	5
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2017	1,055	$—	$1,128	$(650)	$(171)	$307	$14	$321

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

In the United States, Recorded Music operations are conducted principally through the Company’s major record labels— Warner Bros. Records and Atlantic Records. In October 2018, the Company launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.

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

The Company’s Recorded Music products are sold in digital form to an expanded universe of digital partners, including digital streaming services such as Amazon, Apple Music, Deezer, Napster, Soundcloud, Spotify, Tencent and YouTube, digital radio services such as iHeart Radio, Pandora and Sirius XM and digital download services such as Apple’s iTunes and Google Play. In addition, Recorded Music products are sold in physical retail outlets and in physical form to online physical retailers such as Amazon.com and bestbuy.com

The Company has integrated the exploitation of digital content into all aspects of its business, including artist and repertoire (“A&R”), marketing, promotion and distribution. The Company’s business development executives work closely with A&R departments to ensure that while music is being produced, digital assets are also created with all distribution channels in mind, including streaming services, social networking sites, online portals and music-centered destinations. The Company also works side by side with its digital partners to test new concepts. The Company believes existing and new digital businesses will be a significant source of growth and will provide new opportunities to successfully monetize its assets and create new revenue streams. The proportion of digital revenues attributed to each distribution channel varies by region and proportions may change as the roll out of new technologies continues. As an owner of music content, the Company believes it is well positioned to take advantage of growth in digital distribution and emerging technologies to maximize the value of its assets.

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

The Company believes that entering into expanded-rights deals and enhancing its artist services capabilities in areas such as concert promotion, merchandising and management have permitted it to diversify revenue streams and capitalize on other revenue opportunities. This provides for improved long-term relationships with artists and allows the Company to more effectively connect artists and fans.

Music Publishing Operations

While recorded music is focused on exploiting a recording of a composition, music publishing is an intellectual property business focused on the exploitation of the composition itself. In return for promoting, placing, marketing and administering the creative output of a songwriter, or engaging in those activities for other rightsholders, the Company’s Music Publishing business garners a share of the revenues generated from use of the composition.

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

The consolidated balance sheet at September 30, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by U.S. GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 (File No. 001-32502).

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to December 31, 2018 and December 31, 2017 relate to the periods ended December 28, 2018 and December 29, 2017, respectively. For convenience purposes, the Company continues to date its financial statements as of December 31. The fiscal year ended September 30, 2018 ended on September 28, 2018.

The Company has performed a review of all subsequent events through the date the financial statements were issued and has determined that no additional disclosures are necessary.

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

New Accounting Pronouncements

Adoption of New Revenue Recognition Standard

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

The Company adopted ASC 606 on October 1, 2018, using the modified retrospective method to all contracts not completed as of the date of adoption.  The reported results as of and for the three-month period ended December 31, 2018 reflect the application of the new standard, while the reported results for the three-month period ending December 31, 2017 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.

The adoption of ASC 606 resulted in a change in the timing of revenue recognition in the Company’s Music Publishing segment as well as international broadcast rights within Recorded Music.  Under the new revenue recognition rules, revenue is recorded based on best estimates available in the period of sale or usage whereas revenue was previously recorded when cash was received for both the licensing of publishing rights and international Recorded Music broadcast fees.  Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.  As a result of adopting ASC 606, the Company recorded a decrease to the opening accumulated deficit of approximately $139 million, net of tax, as of October 1, 2018.  The Company also reclassified $28 million from accounts receivable to other current liabilities related to estimated refund liabilities for our physical sales.

The following table provides the cumulative effect of the changes made to the opening balance sheet, as of October 1, 2018, from the adoption of ASC 606 and which primarily relates to the accrual of licensing revenue in the period of sale or usage.

	September 30,	Impact of	October 1,
	2018	Adoption	2018
	(in millions)
Assets
Accounts receivable, net	$447	$257	$704
Total current assets	1,176	257	1,433
Other assets	78	15	93
Total assets	$5,344	$272	$5,616
Liabilities and Equity
Accrued royalties	1,396	79	1,475
Accrued liabilities	423	(1)	422
Deferred revenue	208	(27)	181
Other current liabilities	34	33	67
Total current liabilities	2,373	84	2,457
Deferred tax liabilities, net	165	37	202
Other noncurrent liabilities	307	1	308
Total liabilities	5,664	122	5,786
Equity:
Accumulated Deficit	(1,272)	139	(1,133)
Non-controlling interest	14	11	25
Total equity	(320)	150	(170)
Total liabilities and equity	$5,344	$272	$5,616

The disclosure of the impact of adoption on our consolidated statement of operations and consolidated statement of cash flows for the three months ended December 31, 2018 and the consolidated balance sheet as of December 31, 2018 are as follows (in millions):

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Revenues	$1,203	$1,183	$20
Cost and expenses:
Cost of revenue	(626)	(624)	(2)
Operating income	147	129	18
Income before income taxes	136	118	18
Income tax expense	(50)	(43)	(7)
Net income	86	75	11
Less: Income attributable to noncontrolling interest	—	—	—
Net income attributable to Warner Music Group Corp.	$86	$75	$11

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Assets
Accounts receivable, net	$789	$499	$290
Total current assets	1,592	1,302	290
Other assets	125	110	15
Deferred tax assets, net	10	10	—
Total assets	$5,946	$5,641	$305
Liabilities and Equity
Accrued royalties	1,551	1,471	80
Accrued liabilities	495	496	(1)
Deferred revenue	182	211	(29)
Other current liabilities	162	115	47
Total current liabilities	2,593	2,496	97
Deferred tax liabilities, net	219	175	44
Other noncurrent liabilities	275	271	4
Total liabilities	6,085	5,940	145
Equity:
Accumulated Deficit	(1,078)	(1,227)	149
Non-controlling interest	23	12	11
Total equity	(139)	(299)	160
Total liabilities and equity	$5,946	$5,641	$305

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Cash flows from operating activities
Net income	$86	$75	$11
Deferred income taxes	11	4	7
Changes in operating assets and liabilities:
Accounts receivable	(88)	(55)	(33)
Accounts payable and accrued liabilities	(92)	(95)	3
Royalty payables	92	91	1
Deferred revenues	(5)	(3)	(2)
Other balance sheet changes	53	40	13
Net cash provided by operating activities	92	92	-
Effect of exchange rate changes on cash and equivalents	(2)	(2)	-
Net increase in cash and equivalents	34	34	-
Cash and equivalents at beginning of period	514	514	-
Cash and equivalents at end of period	$548	$548	$-

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments, except those investments under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable prices.  The Company adopted ASU 2016-01 on October 1, 2018 and has elected to use the measurement alternative to measure our equity investments without readily determinable fair values. This guidance was applied prospectively and did not have a significant impact on the Company’s financial statements. For the three months ended December 31, 2018, there were no observable price change events that were completed related to our equity investments without readily determinable fair values.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). This ASU provides specific guidance of how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-15 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16").  This ASU requires the recognition of current and deferred income taxes for intra-entity asset transfers when the transaction occurs. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.

In January of 2017, the FASB issued ASU 2017-01, Business Combinations, to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (“ASU 2018-02”). This ASU allows a reclassification from accumulated other comprehensive income to accumulated deficit for stranded tax effects resulting from the Tax Act. ASU 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2018-02 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.

Accounting Pronouncements Not Yet Adopted

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

3. Revenue Recognition

For our operating segments, Recorded Music and Music Publishing, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract, which is then allocated to each performance obligation, using management’s best estimate of standalone selling price for arrangements with multiple performance obligations.  Revenue is recognized when, or as, control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods.  An estimate of variable consideration is included in the transaction price if, in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Certain of our arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company.

Disaggregation of Revenue

Our revenue consists of the following categories, which aggregate into our segments - Recorded Music and Music Publishing.

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Revenue by Type
Digital	$563	$481	$82	17%
Physical	231	223	8	4%
Total Digital and Physical	794	704	90	13%
Artist services and expanded-rights	166	105	61	58%
Licensing	81	95	(14)	-15%
Total Recorded Music	1,041	904	137	15%
Performance	53	43	10	23%
Digital	65	53	12	23%
Mechanical	15	18	(3)	-17%
Synchronization	29	27	2	7%
Other	3	2	1	50%
Total Music Publishing	165	143	22	15%
Intersegment eliminations	(3)	(2)	(1)	50%
Total Revenue	$1,203	$1,045	$158	15%
Revenue by Geographical Location
U.S. Recorded Music	$431	$370	$61	16%
U.S. Music Publishing	73	63	10	16%
Total U.S.	504	433	71	16%
International Recorded Music	610	534	76	14%
International Music Publishing	92	80	12	15%
Total International	702	614	88	14%
Intersegment eliminations	(3)	(2)	(1)	50%
Total Revenue	$1,203	$1,045	$158	15%

Recorded Music

Recorded Music mainly involves selling, marketing, distribution and licensing of recorded music produced by our artists.  Recorded Music revenues are derived from four main sources, which include digital, physical, artist services and expanded rights and licensing.

Digital revenues are generated from the expanded universe of digital partners, including digital streaming services and digital download services.  These licenses typically contain a single performance obligation, which is ongoing access to all intellectual property in an evolving content library, predicated on: (1) the business practice and contractual ability to remove specific content without a requirement to replace the content and without impact to minimum royalty guarantees and (2) the contracts not containing a specific listing of content subject to the license.  Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are typically received monthly.  Certain contracts contain non-recoupable fixed fees or minimum guarantees, which are recoupable against royalties.  Upon contract inception, the Company will assess whether a shortfall or breakage is expected (i.e., where the minimum guarantee will not be recouped through royalties) in order to determine timing of revenue recognition for the fixed fee or minimum guarantee.

For fixed fee and minimum guarantee contracts where breakage (i.e., where the minimum guarantee will not be recouped through royalties) is expected, the total transaction price (fixed fee or minimum guarantee) is recognized on a straight-line basis over the contractual term.  The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee.  For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, historical data, industry information and other relevant trends.

Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.

Physical revenues are generated from the sale of physical products such as CDs, vinyl and DVDs.  Revenues from the sale of physical Recorded Music products are recognized upon transfer of control to the customer, which typically occurs once the product has been shipped and the ability to direct use and obtain substantially all of the benefit from the asset have been transferred. In accordance with industry practice and as is customary in many territories, certain products, such as CDs and DVDs, are sold to customers with the right to return unsold items. Revenues from such sales are generally recognized upon shipment based on gross sales less a provision for future estimated returns.

Artist services and expanded-rights revenues are generated from artist services businesses and participations in expanded-rights associated with artists, including sponsorship, fan clubs, artist websites, merchandising, touring, concert promotion, ticketing, and artist and brand management.  Artist services and expanded-rights contracts are generally short term.  Revenue is recognized as or when services are provided (e.g., at time of an artist’s event) assuming collectability is probable.  In some cases, the Company is reliant on the artist to report revenue generating activities.  For certain artist services and expanded-rights contracts, collectability is not considered probable until notification is received from the artist’s management.

Licensing revenues represent royalties or fees for the right to use sound recordings in combination with visual images such as in films or television programs, television commercials and videogames. In certain territories, the Company may also receive royalties when sound recordings are performed publicly through broadcast of music on television, radio and cable, and in public spaces such as shops, workplaces, restaurants, bars and clubs.  Licensing contracts are generally short term.  For fixed fee contracts, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.  Royalty based contracts are recognized as the underlying sales or usage occurs.

Music Publishing

Music Publishing acts as a copyright owner and/or administrator of the musical compositions and generates revenues related to the exploitation of musical compositions (as opposed to recorded music). Music publishers generally receive royalties from to the use of the composition in public performances, digital and physical recordings and in combination with visual images. Music publishing revenues are derived from five main sources: mechanical, performance, synchronization, digital and other.

Performance revenues are received when the composition is performed publicly through broadcast of music on television, radio and cable, live performance at a concert or other venue (e.g., arena concerts and nightclubs), and performance of music in staged theatrical productions.  Digital revenues are generated with respect to the compositions being embodied in recordings sold in digital streaming services, digital download services and digital performance.  Mechanical revenues are generated with respect to the compositions embodied in recordings sold in any physical format or configuration such as CDs, vinyl and DVDs.  Synchronization revenues represent the right to use the composition in combination with visual images such as in films or television programs, television commercials and videogames as well as from other uses such as in toys or novelty items and merchandise.  Other revenues represent earnings for use in printed sheet music and other uses.  Digital and synchronization revenue recognition is similar for both Recorded Music and Music Publishing, therefore refer to the discussion within Recorded Music.

Included in these revenue streams, excluding synchronization and other, are licenses with music societies (e.g., ASCAP, BMI, SESAC, GEMA), which are long term contracts containing a single performance obligation, which is ongoing access to all intellectual property in an evolving content library.  The most common form of consideration for these contracts is sales and usage-based royalties.  The music societies submit usage reports, typically with payment for royalties due, often on a quarterly or bi-annual reporting period, in arears.  Royalties are recognized as the sale or usage occurs based upon usage reports and, when these reports are not available, royalties are estimated based on historical data, such as recent royalties reported, Company specific information with respect to changes in repertoire, industry information and other relevant trends.  Also included in these revenue streams are smaller, short term contracts for specified content, which generally involve a fixed fee.  For fixed fee contracts, revenue is recognized at the point in time when control of the license is transferred to the customer.

The Company excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers.

Sales Returns and Uncollectible Accounts

In accordance with practice in the recorded music industry and as customary in many territories, certain physical revenue products (such as CDs and DVDs) are sold to customers with the right to return unsold items. Revenues from such sales are recognized when the products are shipped based on gross sales less a provision for future estimated returns.

In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical returns trends, current economic conditions, changes in customer demand and commercial acceptance of our products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return, and records an asset for the value of the returned goods and liability for the amounts expected to be refunded.

Similarly, management evaluates accounts receivables to determine if they will ultimately be collected. In performing this evaluation, significant judgments and estimates are involved, including an analysis of specific risks on a customer-by-customer basis for larger accounts and customers and a receivables aging analysis that determines the percent that has historically been uncollected by aged category. The time between the Company issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date. Based on this information, management provides a reserve for the estimated amounts believed to be uncollectible.

Based on management’s analysis of sales returns, refund liabilities of $44 million were established at December 31, 2018 and sales return reserves of $28 million were established at September 30, 2018.

Based on management’s analysis of uncollectible accounts, reserves of $21 million and $17 million were established at December 31, 2018 and September 30, 2018, respectively. The ratio of our receivable allowances to gross accounts receivables was 3% at December 31, 2018 and 3% at September 30, 2018.

Principal versus Agent Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service.

In the normal course of business, the Company acts as an intermediary with respect to certain payments received from third parties. For example, the Company distributes music product on behalf of third-party record labels.  Based on the above guidance, the Company records the distribution of product on behalf of third-party record labels on a gross basis, subject to the terms of the contract, as the Company controls the content before transfer to the customer.  Conversely, recorded music compilations distributed by other record companies where the Company has a right to participate in the profits are recorded on a net basis.

Deferred Revenue

Deferred revenue principally relates to fixed fees and minimum guarantees received in advance of the Company’s performance or usage by the licensee. Reductions in deferred revenue are a result of the Company’s performance under the contract or usage by the licensee.

Deferred revenue increased $69 million during the three months ended December 31, 2018 related to cash received from our customers for fixed fees and minimum guarantees in advance of performance.  Revenues of $70 million were recognized during the three months ended December 31, 2018 related to the balance of deferred revenue at October 1, 2018.  There were no other significant changes to deferred revenue during the reporting period.

Performance Obligations

The Company recognized $17 million in revenue during the period related to performance obligations satisfied in previous periods as a result of changes to estimated royalty earnings and retroactive adjustments.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long term intellectual property licensing contracts. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at December 31, 2018 are as follows (in millions):

	Rest of FY19	FY20	FY21	Thereafter	Total
	(in millions)
Remaining performance obligations	$157	$119	$86	$6	$368
Total	$157	$119	$86	$6	$368

4. Acquisition of EMP

On October 10, 2018, Warner Music Group Germany Holding GmbH (“WMG Germany”), a limited liability company under the laws of Germany and an indirect subsidiary of Warner Music Group Corp., closed its previously announced acquisition (the “Acquisition”) of certain shares of E.M.P. Merchandising Handelsgesellschaft mbH, a limited liability company under the laws of Germany, all of the share capital of MIG Merchandising Investment GmbH, a limited liability company under the laws of Germany (“MIG”), certain shares of Large Popmarchandising BVBA, a limited liability company under the laws of Belgium (“Large”), and each of EMP Merchandising Handelsgesellschaft mbH and MIG’s direct and indirect subsidiaries (the “Subsidiaries” and, together with EMP Merchandising Handelsgesellschaft mbH, MIG and Large, “EMP”) from funds associated with Sycamore Partners, pursuant to the Sale and Purchase Agreement, dated as of September 11, 2018, by and between SP Merchandising Holding GmbH & Co. KG, a limited partnership under the laws of Germany, and WMG Germany (“Acquisition Agreement”). The cash consideration paid at closing of the Acquisition was approximately €166 million, which reflects an agreed enterprise value of EMP of approximately €155 million (equivalent to approximately $180 million), as adjusted for, among other items, net debt and working capital of EMP.

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

The excess of the purchase price, over the fair value of net assets acquired, including the amount assigned to identifiable intangible assets and deferred tax adjustments, has been recorded to goodwill. The resulting goodwill has been allocated to our Recorded Music reportable segment. The recognized goodwill will not be deductible for income tax purposes. Any impairment charges made in future periods associated with goodwill will not be tax deductible.

The table below presents (i) the preliminary estimate of the Acquisition consideration as it relates to the acquisition of EMP by the WMG Germany and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 10, 2018 (in millions):

Purchase Price	€155
Preliminary Working Capital	11
Adjusted Preliminary Purchase Price	€166
Foreign Currency Rate at October 10, 2018	1.15
Adjusted Preliminary Purchase Price in U.S. dollars	$190
Fair value of assets acquired and liabilities assumed
Cash and equivalents	$7
Accounts receivable	3
Inventories	37
Other current assets	5
Property plant and equipment	28
Intangible assets	57
Accounts payable	(18)
Other current liabilities	(11)
Deferred revenue	(7)
Deferred tax liabilities	(18)
Other noncurrent liabilities	(2)
Fair value of assets acquired and liabilities assumed	81
Goodwill recorded	109
Total purchase price allocated	$190

The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, in addition to the determination of the final consideration, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Acquisition Agreement.

Pro Forma Financial Information

The following unaudited pro forma information has been presented as if the Acquisition occurred on October 1, 2017. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal 2017.

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
	(in millions)
Revenue	$1,208	$1,127
Operating income	147	92
Net income attributable to Warner Music Group	$86	$5

Actual results related to EMP included in the Consolidated Statements of Operations for the quarter ended December 31, 2018 relate to the transition period from October 10, 2018 to December 31, 2018 and consist of revenues of $76 million and operating income of $6 million.

5. Comprehensive Income (Loss)

Comprehensive income (loss), which is reported in the accompanying consolidated statements of (deficit) equity, consists of net income (loss) and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income (loss). For the Company, the components of other comprehensive income (loss) primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of less than $1 million:

	Foreign	Minimum	Deferred Gains	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2018	$(184)	$(9)	$3	$(190)
Other comprehensive loss	(16)	—	(6)	(22)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Balance at December 31, 2018	$(200)	$(9)	$(3)	$(212)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions.

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2018	$1,228	$464	$1,692
Acquisitions (a)	109	—	109
Divestitures	—	—	—
Other adjustments (b)	(8)	—	(8)
Balance at December 31, 2018	$1,329	$464	$1,793

(a)	Relates to the acquisition of EMP during the three months ended December 31, 2018.
(b)	Other adjustments during the three months ended December 31, 2018 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	December 31,	September 30,
	Useful Life	2018	2018
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$857	$870
Music publishing copyrights	26 years	1,534	1,540
Artist and songwriter contracts	13 years	852	864
Trademarks	6 years	12	12
Other intangible assets	5 years	82	26
Total gross intangible asset subject to amortization		3,337	3,312
Accumulated amortization		(1,498)	(1,461)
Total net intangible assets subject to amortization		1,839	1,851
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	153	154
Total net intangible assets		$1,992	$2,005

7. Debt

Debt Capitalization

Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	December 31,	September 30,
	2018	2018
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,311	1,310
5.625% Senior Secured Notes due 2022 (c)	220	246
5.000% Senior Secured Notes due 2023 (d)	297	297
4.125% Senior Secured Notes due 2024 (e)	351	399
4.875% Senior Secured Notes due 2024 (f)	217	247
3.625% Senior Secured Notes due 2026 (g)	281	—
5.500% Senior Notes due 2026 (h)	321	320
Total debt (i)	$2,998	$2,819

(a)

Reflects $180 million of commitments under the Revolving Credit Facility available at both December 31, 2018 and September 30, 2018, less letters of credit outstanding of approximately $16 million at December 31, 2018 and $8 million at September 30, 2018. There were no loans outstanding under the Revolving Credit Facility at December 31, 2018 or September 30, 2018.

(b)

Principal amount of $1.326 billion less unamortized discount of $4 million and unamortized deferred financing costs of $11 million and $12 million at December 31, 2018 and September 30, 2018, respectively.

(c)	Principal amount of $221 million and $248 million less unamortized deferred financing costs of $1 million and $2 million at December 31, 2018 and September 30, 2018 respectively.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both December 31, 2018 and September 30, 2018.
(e)

Face amount of €311 million and €345 million at December 31, 2018 and September 30, 2018 respectively. Above amounts represent the dollar equivalent of such note at December 31, 2018 and September 30, 2018. Principal amount of $354 million and $402 million at December 31, 2018 and September 30, 2018, respectively, less unamortized deferred financing costs of $3 million and $3 million at December 31, 2018 and September 30, 2018, respectively.

(f)	Principal amount of $220 million and $250 million less unamortized deferred financing costs of $3 million and $3 million at December 31, 2018 and September 30, 2018 respectively.
(g)

Face amount of €250 million at December 31, 2018. Above amounts represent the dollar equivalent of such note at December 31, 2018. Principal amount of $285 million at December 31, 2018 less unamortized deferred financing costs of $4 million at December 31, 2018.

(h)	Principal amount of $325 million and $325 million less unamortized deferred financing costs of $4 million and $5 million at December 31, 2018 and September 30, 2018 respectively.
(i)

Principal amount of debt of $3.031 billion and $2.851 billion less unamortized discount of $4 million and $4 million and unamortized deferred financing costs of $29 million and $28 million at December 31, 2018 and September 30, 2018, respectively.

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

New Revolving Credit Agreement

On January 31, 2018, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for its Revolving Credit Facility, and terminated its existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under the Company’s then existing revolving credit agreement, provides for greater flexibility to amend and extend the Company’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement. References to “Revolving Credit Facility” below in this Note 7 are to our new revolving credit facility.

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

Notes Offering

On March 14, 2018, Acquisition Corp. issued $325 million in aggregate principal amount of its 5.500% Senior Notes due 2026.  Acquisition Corp. used the net proceeds to pay the consideration in the tender offer for its 6.750% Senior Notes due 2022 (the “6.750% Senior Notes”) and to redeem the remaining 6.750% Senior Notes as described below.

Tender Offer and Notes Redemption

On March 14, 2018, Acquisition Corp. accepted for purchase in connection with the tender offer for the 6.750% Senior Notes that had been validly tendered and not validly withdrawn at or prior to 5:00 p.m., New York City time on March 13, 2018 (the “Expiration Time”) thereby reducing the aggregate principal amount of the 6.750% Senior Notes by $523 million. Acquisition Corp. then issued a notice of redemption on March 14, 2018 with respect to the remaining $112 million of 6.750% Senior Notes outstanding that were not accepted for payment pursuant to the tender offer. Following payment of the 6.750% Senior Notes tendered at or prior to the Expiration Time, Acquisition Corp. deposited with the Trustee funds of $119 million to satisfy all obligations under the applicable indenture governing the 6.750% Senior Notes, including call premiums and interest through the date of redemption on April 15, 2018, for the remaining 6.750% Senior Notes not accepted for purchase in the tender offer. On April 15, 2018, Acquisition Corp. redeemed the remaining outstanding 6.750% Senior Notes. The Company recorded a loss on extinguishment of debt in connection with the tender offer of approximately $23 million as a result of the partial debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs in March 2018. The Company incurred an additional loss on extinguishment of approximately $5 million in April 2018 related to the redemption on the remaining 6.750% Senior Notes, which represents the premium paid on early redemption and unamortized deferred financing costs.

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

3.625% Secured Notes Offering

On October 9, 2018, Acquisition Corp. issued and sold €250 million in aggregate principal amount of 3.625% Senior Secured Notes due 2026 (the “3.625% Secured Notes”).  Net proceeds of the offering were used to pay the purchase price of the acquisition of EMP, to redeem €34.5 million of the 4.125% Secured Notes (as described below), purchase $30 million of the Company’s 4.875% Senior Secured Notes (as described below) on the open market, and to redeem $26.55 million of the 5.625% Senior Secured Notes (as described below).

Partial Redemption of 4.125% Secured Notes

On October 12, 2018, Acquisition Corp. redeemed €34.5 million aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “4.125% Secured Notes”) using a portion of the proceeds from the offering of 3.625% Secured Notes described above.  The redemption price for the 4.125% Secured Notes was approximately €36.17 million, equivalent to 103% of the principal amount of the 4.125% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was October 12, 2018. Following the partial redemption of the 4.125% Secured Notes, €310.5 million of the 4.125% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of approximately $2 million, which represents the premium paid on early redemption and unamortized deferred financing costs related to the partial redemption of this note.

Open Market Purchase

On October 9, 2018, Acquisition Corp. purchased, in the open market, $30 million aggregate principal amount of its outstanding 4.875% Senior Secured Notes due 2024 (the “4.875% Secured Notes”).  The acquired notes were subsequently retired.  Following retirement of the acquired notes, $220 million of the 4.875% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of less than $1 million, which represents the unamortized deferred financing costs related to the open market purchase.

Partial Redemption of 5.625% Secured Notes

On November 5, 2018, Acquisition Corp. redeemed $26.55 million aggregate principal amount of its 5.625% Senior Secured Notes due 2022 (the “5.625% Secured Notes”).  The redemption price for the 5.625% Secured Notes was approximately $27.38 million, equivalent to 102.813% of the principal amount of the 5.625% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was November 5, 2018.  Following the partial redemption of the 5.625% Secured Notes, $220.95 million of the 5.625% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of approximately $1 million, which represents the premium paid on early redemption and unamortized deferred financing costs related to the partial redemption of this note.

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

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is January 31, 2023.

Maturities of Senior Notes and Senior Secured Notes

As of December 31, 2018, there are no scheduled maturities of notes until 2022, when $221 million is scheduled to mature. Thereafter, $1.5 billion is scheduled to mature.

Interest Expense, net

Total interest expense, net, was $36 million and $36 million for the three months ended December 31, 2018 and December 31, 2017, respectively.  The weighted-average interest rate of the Company’s total debt was 4.7% at December 31, 2018 and September 30, 2018 and 4.9% and December 31, 2017.

8. Commitments and Contingencies

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.  On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York.  The Company and Sirius XM are in discussions in an attempt to resolve this matter outside of the arbitration.

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

9. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  The Tax Act contains significant revisions to U.S. federal corporate income tax provisions, including, but not limited to, a reduction of the U.S. federal corporate statutory tax rate from 35% to 21%, a one-time transition tax on accumulated foreign earnings, an income inclusion of global intangible low-taxed income (“GILTI”), a deduction against foreign-derived intangible income (“FDII”) and a new minimum tax, the base erosion anti-abuse tax (“BEAT”).  In accordance with ASC 740, the Company recorded the effects of the Tax Act during the three months ended December 31, 2017.

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

The reduction in the U.S. federal corporate statutory tax rate required the Company to adjust its U.S. deferred tax assets and liabilities using the newly enacted tax rate of 21%. As a result, the Company recorded a U.S. income tax expense of $23 million for the reduction of its net U.S. deferred tax assets for the year ended September 30, 2018.

The Company has not recorded any income tax liability related to the one-time transition tax on accumulated foreign earnings (“Transition Tax”) due to an overall deficit in accumulated foreign earnings.  GILTI, FDII and BEAT are effective for the Company’s fiscal year ending September 30, 2019. The Company expects that the impact of GILTI offset by FDII will increase its U.S. federal tax in fiscal 2019 due primarily to the negative impact of U.S. net operating loss carryforward utilization on the allowable GILTI and FDII deductions.  The Company has elected to recognize the GILTI impact in the specific period in which it occurs.

For the three months ended December 31, 2018, the Company recorded an income tax expense of $50 million.  The income tax expense for the three months ended December 31, 2018 is higher than the expected tax at the statutory tax rate of 21% primarily due to GILTI, non-deductible long term incentive plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit offset by the tax benefit of a reduction in foreign income tax rates.

For the three months ended December 31, 2017, the Company recorded an income tax expense of $52 million.  The income tax expense for the three months ended December 31, 2017 is greater than the expected tax at the blended statutory tax rate of 24.5% primarily due to a U.S. income tax of $27 million arising from a reduction in net U.S. deferred tax assets due to the change in the U.S. statutory tax rate, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of December 31, 2018 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

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

The Company’s hedged interest rate transactions as of December 31, 2018 are expected to be recognized within 4 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 13. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of December 31, 2018, the Company had outstanding hedge contracts for the sale of $309 million and the purchase of $178 million of foreign currencies at fixed rates that will be settled by September 2019. As of December 31, 2018, the Company had $2 million of unrealized deferred losses in comprehensive income related to foreign exchange hedging. As of September 30, 2018, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

As of December 31, 2018 and September 30, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with unrealized deferred losses in comprehensive income related to the interest rate swap of $1 million and unrealized deferred gains in comprehensive income related to the interest rate swap of $3 million, respectively.

The unrealized pre-tax losses of the Company’s foreign exchange forward exchange contracts designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2018 was $3 million. The unrealized pre-tax gain of the Company’s foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2017 was $1 million.

The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the three months ended December 31, 2018 was $6 million. As of December 31, 2017, the Company had no derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income.

The following is a summary of amounts recorded in the Consolidated Balance Sheets pertaining to the Company’s designated cash flows hedges at December 31, 2018 and September 30, 2018:

	December 31,	September 30,
	2018 (a)	2018 (b)
	(in millions)
Other current assets	$2	$—
Other current liabilities	—	—
Other noncurrent assets	—	4
Other noncurrent liabilities	1	—

(a)

$8 million and $6 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $1 million of interest rate swap in a liability position including non-designated cash flow hedges.

(b)	$4 million of interest rate swap in an asset position.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
December 31, 2018
Revenues	$1,041	$165	$(3)	$1,203
Operating income (loss)	163	22	(38)	147
Amortization of intangible assets	38	16	—	54
Depreciation of property, plant and equipment	10	1	3	14
OIBDA	211	39	(35)	215
December 31, 2017
Revenues	$904	$143	$(2)	$1,045
Operating income (loss)	129	(1)	(38)	90
Amortization of intangible assets	36	17	—	53
Depreciation of property, plant and equipment	8	1	3	12
OIBDA	173	17	(35)	155

12. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $42 million and $51 million during the three months ended December 31, 2018 and December 31, 2017, respectively. The Company paid approximately $7 million of income and withholding taxes, during the three months ended December 31, 2018 and paid approximately $8 million of income and withholding taxes during the three months ended December 31, 2017.

Special Cash Dividend

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

Dividend Policy

The Company’s ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Senior Term Loan Facility and the Revolving Credit Facility.

In the first quarter of 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. On December 20, 2018 the Company’s board of directors approved the first dividend of $31.25 million paid on January 4, 2019 and recorded as an accrual on December 31, 2018. The declaration of each dividend will continue to be at the discretion of the Board.

13. Fair Value Measurements

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of December 31, 2018 and September 30, 2018.

	Fair Value Measurements as of December 31, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Foreign Currency Forward Exchange Contracts (a)	—	—	—	—
Contractual Obligations (b)	—	—	(1)	(1)
Other Non-Current Assets:
Interest Rate Swap (c)	—	—	—	—
Equity Method Investment (d)	—	35	—	35
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	(1)	—	(1)
Total	$—	$36	$(7)	$29

	Fair Value Measurements as of September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Non-Current Assets:
Interest Rate Swap (c)	—	4	—	4
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	—	—	—
Total	$—	$4	$(8)	$(4)

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

(c)

The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of December 31, 2018 for contracts involving the same attributes and maturity dates.

(d)

The fair value of equity method investment represents an equity method investment acquired during the three months December 31, 2018 whereby the Company has elected the fair value option under ASC 825 – Financial Instruments.  The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2018	$(8)
Additions	—
Reductions	—
Payments	1
Balance at December 31, 2018	$(7)

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

Equity Investments Without Readily Determinable Fair Value

The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. Beginning in October 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, summary of Significant Accounting Policies, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the three months ended December 31, 2018. In addition, there were no observable price changes events that were completed during the three months ended December 31, 2018.

Fair Value of Debt

Based on the level of interest rates prevailing at December 31, 2018, the fair value of the Company’s debt was $2.972 billion. Based on the level of interest rates prevailing at September 30, 2018, the fair value of the Company’s debt was $2.862 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of December 31, 2018, Acquisition Corp. had issued and outstanding the 5.625% Senior Secured Notes due 2022, the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 3.625% Senior Secured Notes due 2026 and the 5.50% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).

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

Consolidating Balance Sheet (Unaudited)

December 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$6	$233	$309	$—	$548	$—	$—	$—	$548
Accounts receivable, net	—	345	444	—	789	—	—	—	789
Inventories	—	16	50	—	66	—	—	—	66
Royalty advances expected to be recouped within one year	—	85	51	—	136	—	—	—	136
Prepaid and other current assets	—	16	37	—	53	—	—	—	53
Total current assets	6	695	891	—	1,592	—	—	—	1,592
Due from (to) parent companies	473	(307)	(166)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,240	2,196	—	(4,436)	—	739	739	(1,478)	—
Royalty advances expected to be recouped after one year	—	103	63	—	166	—	—	—	166
Property, plant and equipment, net	—	168	100	—	268	—	—	—	268
Goodwill	—	1,370	423	—	1,793	—	—	—	1,793
Intangible assets subject to amortization, net	—	940	899	—	1,839	—	—	—	1,839
Intangible assets not subject to amortization	—	71	82	—	153	—	—	—	153
Deferred tax assets, net	—	—	10	—	10	—	—	—	10
Other assets	6	94	25	—	125	—	—	—	125
Total assets	$2,725	$5,330	$2,327	$(4,436)	$5,946	$739	$739	$(1,478)	$5,946
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$103	$76	$—	$179	$—	$—	$—	$179
Accrued royalties	—	794	757	—	1,551	—	—	—	1,551
Accrued liabilities	—	256	239	—	495	—	—	—	495
Accrued interest	24	—	—	—	24	—	—	—	24
Deferred revenue	—	99	83	—	182	—	—	—	182
Other current liabilities	—	49	113	—	162	—	—	—	162
Total current liabilities	24	1,301	1,268	—	2,593	—	—	—	2,593
Long-term debt	2,998	—	—	—	2,998	—	—	—	2,998
Deferred tax liabilities, net	—	27	192	—	219	—	—	—	219
Other noncurrent liabilities	4	163	108	—	275	—	—	—	275
Total liabilities	3,026	1,491	1,568	—	6,085	—	—	—	6,085
Total Warner Music Group Corp. (deficit) equity	(301)	3,835	740	(4,436)	(162)	739	739	(1,478)	(162)
Noncontrolling interest	—	4	19	—	23	—	—	—	23
Total equity	(301)	3,839	759	(4,436)	(139)	739	739	(1,478)	(139)
Total liabilities and equity	$2,725	$5,330	$2,327	$(4,436)	$5,946	$739	$739	$(1,478)	$5,946

Consolidating Balance Sheet

September 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$169	$345	$—	$514	$—	$—	$—	$514
Accounts receivable, net	—	262	185	—	447	—	—	—	447
Inventories	—	18	24	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	79	44	—	123	—	—	—	123
Prepaid and other current assets	—	15	35	—	50	—	—	—	50
Total current assets	—	543	633	—	1,176	—	—	—	1,176
Due from (to) parent companies	488	(214)	(274)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,018	2,192	—	(4,210)	—	675	675	(1,350)	—
Royalty advances expected to be recouped after one year	—	93	60	—	153	—	—	—	153
Property, plant and equipment, net	—	155	74	—	229	—	—	—	229
Goodwill	—	1,370	322	—	1,692	—	—	—	1,692
Intangible assets subject to amortization, net	—	956	895	—	1,851	—	—	—	1,851
Intangible assets not subject to amortization	—	71	83	—	154	—	—	—	154
Deferred tax assets, net	—	—	11	—	11	—	—	—	11
Other assets	12	55	11	—	78	—	—	—	78
Total assets	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$200	$81	$—	$281	$—	$—	$—	$281
Accrued royalties	—	869	527	—	1,396	—	—	—	1,396
Accrued liabilities	—	195	228	—	423	—	—	—	423
Accrued interest	31	—	—	—	31	—	—	—	31
Deferred revenue	—	94	114	—	208	—	—	—	208
Other current liabilities	—	2	32	—	34	—	—	—	34
Total current liabilities	31	1,360	982	—	2,373	—	—	—	2,373
Long-term debt	2,819	—	—	—	2,819	—	—	—	2,819
Deferred tax liabilities, net	—	3	162	—	165	—	—	—	165
Other noncurrent liabilities	2	197	108	—	307	—	—	—	307
Total liabilities	2,852	1,560	1,252	—	5,664	—	—	—	5,664
Total Warner Music Group Corp. (deficit) equity	(334)	3,656	554	(4,210)	(334)	675	675	(1,350)	(334)
Noncontrolling interest	—	5	9	—	14	—	—	—	14
Total equity	(334)	3,661	563	(4,210)	(320)	675	675	(1,350)	(320)
Total liabilities and equity	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$481	$854	$(132)	$1,203	$—	$—	$—	$1,203
Costs and expenses:
Cost of revenue	—	(223)	(505)	102	(626)	—	—	—	(626)
Selling, general and administrative expenses	—	(189)	(217)	30	(376)	—	—	—	(376)
Amortization of intangible assets	—	(25)	(29)	—	(54)	—	—	—	(54)
Total costs and expenses	—	(437)	(751)	132	(1,056)	—	—	—	(1,056)
Operating income	—	44	103	—	147	—	—	—	147
Loss on extinguishment of debt	(3)	—	—	—	(3)	—	—	—	(3)
Interest (expense) income, net	(31)	1	(6)	—	(36)	—	—	—	(36)
Equity gains from equity method investments	172	109	—	(281)	—	86	86	(172)	—
Other (expense) income, net	(2)	19	11	—	28	—	—	—	28
Income before income taxes	136	173	108	(281)	136	86	86	(172)	136
Income tax expense	(50)	(45)	(24)	69	(50)	—	—	—	(50)
Net income	86	128	84	(212)	86	86	86	(172)	86
Less: income attributable to noncontrolling interest	—	—	-	—	—	—	—	—	—
Net income attributable to Warner Music Group Corp.	$86	$128	$84	$(212)	$86	$86	$86	$(172)	$86

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$547	$621	$(123)	$1,045	$—	$—	$—	$1,045
Costs and expenses:
Cost of revenue	—	(257)	(393)	81	(569)	—	—	—	(569)
Selling, general and administrative expenses	—	(235)	(138)	40	(333)	—	—	—	(333)
Amortization of intangible assets	—	(24)	(29)	—	(53)	—	—	—	(53)
Total costs and expenses	—	(516)	(560)	121	(955)	—	—	—	(955)
Operating income	—	31	61	(2)	90	—	—	—	90
Loss on extinguishment of debt	(1)	—	—	—	(1)	—	—	—	(1)
Interest (expense) income, net	(29)	1	(8)	—	(36)	—	—	—	(36)
Equity gains from equity method investments	90	44	—	(133)	1	4	4	(8)	1
Other (expense) income, net	(4)	9	(2)	—	3	—	—	—	3
Income before income taxes	56	85	51	(135)	57	4	4	(8)	57
Income tax expense	(52)	(51)	(10)	61	(52)	—	—	—	(52)
Net income	4	34	41	(74)	5	4	4	(8)	5
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income attributable to Warner Music Group Corp.	$4	$34	$40	$(74)	$4	$4	$4	$(8)	$4

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income (loss)	$86	$128	$84	$(212)	$86	$86	$86	$(172)	$86
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(16)	—	16	(16)	(16)	(16)	(16)	32	(16)
Deferred losses on derivatives	(6)	—	(2)	2	(6)	(6)	(6)	12	(6)
Other comprehensive (loss) income, net of tax:	(22)	—	14	(14)	(22)	(22)	(22)	44	(22)
Total comprehensive income	64	128	98	(226)	64	64	64	(128)	64
Less: income attributable to noncontrolling interest	—	—	-	—	—	64	—	—	-
Comprehensive income attributable to Warner Music Group Corp.	$64	$128	$98	$(226)	$64	$128	$64	$(128)	$64

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$4	$34	$41	$(74)	$5	$4	$4	$(8)	$5
Other comprehensive income, net of tax:
Foreign currency adjustment	9	—	(9)	9	9	9	9	(18)	9
Deferred gains (losses) on derivative financial instruments	1	—	(1)	1	1	1	1	(2)	1
Other comprehensive income (loss), net of tax:	10	—	(10)	10	10	10	10	(20)	10
Total comprehensive income	14	34	31	(64)	15	14	14	(28)	15
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income attributable to Warner Music Group Corp.	$14	$34	$30	$(64)	$14	$14	$14	$(28)	$14

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$86	$128	$84	$(212)	$86	$86	$86	$(172)	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	34	34	—	68	—	—	—	68
Unrealized gains and remeasurement of foreign denominated loans	(10)	(4)	—	1	(13)	—	—	—	(13)
Deferred income taxes	—	—	11	—	11	—	—	—	11
Loss on extinguishment of debt	3	—	—	—	3	—	—	—	3
Net gain on investments	—	(15)	—	—	(15)	—	—	—	(15)
Non-cash interest expense	2	—	—	—	2	—	—	—	2
Equity-based compensation expense	—	12	—	—	12	—	—	—	12
Equity gains, including distributions	(172)	(109)	—	281	—	(86)	(86)	172	—
Changes in operating assets and liabilities:
Accounts receivable	—	(3)	(85)	—	(88)	—	—	—	(88)
Inventories	—	2	11	—	13	—	—	—	13
Royalty advances	—	(15)	(13)	—	(28)	—	—	—	(28)
Accounts payable and accrued liabilities	—	64	(86)	(70)	(92)	—	—	—	(92)
Royalty payables	—	(91)	183	—	92	—	—	—	92
Accrued interest	(7)	-	—	—	(7)	—	—	—	(7)
Deferred revenue	—	3	(8)	—	(5)	—	—	—	(5)
Other balance sheet changes	4	24	25	—	53	—	—	—	53
Net cash provided (used in) by operating activities	(94)	30	156	—	92	—	—	—	92
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(4)	(1)	—	(5)	—	—	—	(5)
Capital expenditures	—	(22)	(4)	—	(26)	—	—	—	(26)
Investments and acquisitions of businesses, net	—	(23)	(184)	—	(207)	—	—	—	(207)
Proceeds from the sale of investments	—	—	—	—	—	—	—	—	—
Advances from issuer	(84)	—	—	84	—	—	—	—	—
Net cash used in investing activities	(84)	(49)	(189)	84	(238)	—	—	—	(238)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes due 2026	287	—	—	—	287	—	—	—	287
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—	—	(40)	—	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—	—	(30)	—	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(27)	—	—	—	(27)	—	—	—	(27)
Call premiums paid on and redemption deposit for early redemption of debt	(2)	—	—	—	(2)	—	—	—	(2)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	(1)	(1)	—	(2)	—	—	—	(2)
Dividends paid	—	—	—	—	—	—	—	—	—
Change in due to (from) issuer	—	84	—	(84)	—	—	—	—	—
Net cash provided by (used in) financing activities	184	83	(1)	(84)	182	—	—	—	182
Effect of exchange rate changes on cash and equivalents	—	—	(2)	—	(2)	—	—	—	(2)
Net increase (decrease) in cash and equivalents	6	64	(36)	—	34	—	—	—	34
Cash and equivalents at beginning of period	—	169	345	—	514	—	—	—	514
Cash and equivalents at end of period	$6	$233	$309	$—	$548	$—	$—	$—	$548

Consolidating Statement of Cash Flows (Unaudited)

For The Three Months Ended December 31, 2017

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$4	$34	$41	$(74)	$5	$4	$4	$(8)	$5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	32	33	—	65	—	—	—	65
Unrealized losses (gains) and remeasurement of foreign denominated loans	6	1	(2)	—	5	—	—	—	5
Deferred income taxes	—	—	42	—	42	—	—	—	42
Loss on extinguishment of debt	1	—	—	—	1	—	—	—	1
Net gain on divestitures and investments	—	(7)	—	—	(7)	—	—	—	(7)
Non-cash interest expense	1	—	—	—	1	—	—	—	1
Equity-based compensation expense	—	18	—	—	18	—	—	—	18
Equity gains, including distributions	(90)	(43)	—	133	—	(4)	(4)	8	—
Changes in operating assets and liabilities:
Accounts receivable	—	(33)	(60)	—	(93)	—	—	—	(93)
Inventories	—	—	2	—	2	—	—	—	2
Royalty advances	—	5	(10)	—	(5)	—	—	—	(5)
Accounts payable and accrued liabilities	—	65	(29)	(59)	(23)	—	—	—	(23)
Royalty payables	—	59	82	—	141	—	—	—	141
Accrued interest	(16)	—	—	—	(16)	—	—	—	(16)
Deferred revenue	—	17	(20)	—	(3)	—	—	—	(3)
Other balance sheet changes	—	37	(34)	—	3	—	—	—	3
Net cash (used in) provided by operating activities	(94)	185	45	—	136	—	—	—	136
Cash flows from investing activities
Acquisition of music publishing rights, net	—	—	(1)	—	(1)	—	—	—	(1)
Capital expenditures	—	(13)	(3)	—	(16)	—	—	—	(16)
Investments and acquisitions of businesses, net	—	(1)	—	—	(1)	—	—	—	(1)
Proceeds from the sale of investments	—	12	—	—	12	—	—	—	12
Advances from issuer	95	—	—	(95)	—	—	—	—	—
Net cash provided by (used in) investing activities	95	(2)	(4)	(95)	(6)	—	—	—	(6)
Cash flows from financing activities
Deferred financing costs paid	(1)	—	—	—	(1)	—	—	—	(1)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Change in due to (from) issuer	—	(95)	—	95	—	—	—	—	—
Net cash used in financing activities	(1)	(95)	(2)	95	(3)	—	—	—	(3)
Effect of exchange rate changes on cash and equivalents	—	—	2	—	2	—	—	—	2
Net increase in cash and equivalents	—	88	41	—	129	—	—	—	129
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$435	$341	$—	$776	$—	$—	$—	$776

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (the “Quarterly Report”).

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Quarterly Report, including, without limitation, statements regarding our future financial position, business strategy, cost savings, industry trends and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Such statements include, among others, our ability to compete in the highly competitive markets in which we operate, statements regarding our ability to develop talent and attract future talent, our ability to reduce future capital expenditures, our ability to monetize our music-based content, including through new distribution channels and formats to capitalize on the growth areas of the music industry, our ability to effectively deploy our capital, the development of digital music and the effect of digital distribution channels on our business, including whether we will be able to achieve higher margins from digital sales, the success of strategic actions we are taking to accelerate our transformation as we redefine our role in the music industry, the effectiveness of our ongoing efforts to reduce overhead expenditures and manage our variable and fixed cost structure and our ability to generate expected cost savings from such efforts, our success in limiting piracy, the growth of the music industry and the effect of our and the music industry’s efforts to combat piracy on the industry, our intention to pay dividends or repurchase  or retire our outstanding debt or notes in open market purchases, privately or otherwise, the impact on us of potential strategic transactions, our ability to fund our future capital needs and the effect of litigation on us. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.

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
•

a significant portion of our revenues are subject to rate regulation either by government entities or by local third-party collection societies throughout the world and rates on other income streams may be set by governmental proceedings, which may limit our profitability;

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
•

risks relating to Access Industries, Inc. (“Access”), which, together with its affiliates, indirectly owns all of our outstanding capital stock, and controls our company and may have conflicts of interest with the holders of our debt or us in the future. Access may also enter into, or cause us to enter into, strategic transactions that could change the nature or structure of our business, capital structure or credit profile;

•	risks related to evolving regulations concerning data privacy which might result in increased regulation and different industry standards;
•	changes in law and government regulations, including as a result of the Tax Cuts and Jobs Act; and
•	risks related to other factors discussed under “Risk Factors” of this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and three months ended December 31, 2018 and December 31, 2017. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the three months ended December 31, 2018 and December 31, 2017 as well as a discussion of our financial condition and liquidity as of December 31, 2018. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

Use of OIBDA

We evaluate our operating performance based on several factors, including our primary financial measure of operating income (loss) before non-cash depreciation of tangible assets and non-cash amortization of intangible assets (“OIBDA”). We consider OIBDA to be an important indicator of the operational strengths and performance of our businesses. However, a limitation of the use of OIBDA as a performance measure is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses and other non-operating income (loss). Accordingly, OIBDA should be considered in addition to, not as a substitute for, operating income (loss), net income (loss) attributable to Warner Music Group Corp. and other measures of financial performance reported in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In addition, our definition of OIBDA may differ from similarly titled measures used by other companies. A reconciliation of consolidated OIBDA to operating income (loss) and net income (loss) attributable to Warner Music Group Corp. is provided in our “Results of Operations.”

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

In addition to our Recorded Music products being sold in physical retail outlets, our Recorded Music products are also sold in physical form to online physical retailers such as Amazon.com, barnesandnoble.com and bestbuy.com and in digital form to an expanded universe of digital partners, including digital download services such as Apple’s iTunes and Google Play, digital streaming services such as Amazon, Apple, Deezer, Napster, Soundcloud, Spotify, Tencent and YouTube, and digital radio services such as iHeart Radio, Pandora and Sirius XM.

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

Factors Affecting Results of Operations and Comparability

Acquisition of EMP

On October 10, 2018, we acquired E.M.P. Merchandising Handelsgesellschaft mbH, a limited liability company under the laws of Germany, and its subsidiaries, all of the share capital of MIG Merchandising Investment GmbH, a limited liability company under the laws of Germany, and its subsidiaries, and certain shares of Large Popmarchandising BVBA, a limited liability company under the laws of Belgium (together, “EMP”).  EMP is a retailer of merchandise for many popular artists along with other forms of entertainment such as movies and TV.

Adoption of New Revenue Recognition Standard

In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which replaces the guidance in former ASC 605, Revenue Recognition and ASC 928-605, Entertainment – Music.  The adoption of ASC 606 resulted in a change in the timing of revenue recognition in the Company’s Music Publishing segment as well as international broadcast rights within Recorded Music.  Under the new revenue recognition rules, revenue is recorded based on best estimates available in the period of sale or usage whereas revenue was previously recorded when cash was received for both the licensing of publishing rights and international Recorded Music broadcast fees.  Additionally, for certain licenses where the consideration is fixed and the intellectual property being licensed is static, revenue is recognized at the point in time when control of the licensed content is transferred to the customer.

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 14% of our total revenue during the three months ended December 31, 2018. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 Compared with Three Months Ended December 31, 2017

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Revenue by Type
Digital	$563	$481	$82	17%
Physical	231	223	8	4%
Total Digital and Physical	794	704	90	13%
Artist services and expanded-rights	166	105	61	58%
Licensing	81	95	(14)	-15%
Total Recorded Music	1,041	904	137	15%
Performance	53	43	10	23%
Digital	65	53	12	23%
Mechanical	15	18	(3)	-17%
Synchronization	29	27	2	7%
Other	3	2	1	50%
Total Music Publishing	165	143	22	15%
Intersegment eliminations	(3)	(2)	(1)	50%
Total Revenue	$1,203	$1,045	$158	15%
Revenue by Geographical Location
U.S. Recorded Music	$431	$370	$61	16%
U.S. Music Publishing	73	63	10	16%
Total U.S.	504	433	71	16%
International Recorded Music	610	534	76	14%
International Music Publishing	92	80	12	15%
Total International	702	614	88	14%
Intersegment eliminations	(3)	(2)	(1)	50%
Total Revenue	$1,203	$1,045	$158	15%

Total Revenue

Total revenue increased by $158 million, or 15%, to $1,203 million for the three months ended December 31, 2018 from $1,045 million for the three months ended December 31, 2017, which includes an increase of $76 million, or 7%, due to the acquisition of EMP and $20 million, or 2%, due to the adoption of the new revenue recognition standard ASC 606, Revenue from Contracts with Customers (“ASC 606”) in October 2018. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended December 31, 2018, respectively, and 86% and 14% of total revenue for the three months ended December 31, 2017, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 42% and 58% of total revenue for the three months ended December 31, 2018 and 41% and 59% of total revenue for the three months ended December 31, 2017.

Total digital revenue after intersegment eliminations increased by $94 million, or 18%, to $627 million for the three months ended December 31, 2018 from $533 million for the three months ended December 31, 2017. Total digital revenue represented 52% and 51% of consolidated revenue for the three months ended December 31, 2018 and December 31, 2017, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2018 was comprised of U.S. revenue of $330 million and international revenue of $298 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended December 31, 2017 was comprised of U.S. revenue of $279 million and international revenue of $255 million, or 52% and 48% of total digital revenue, respectively.

Recorded Music revenue increased by $137 million, or 15%, to $1,041 million for the three months ended December 31, 2018 from $904 million for the three months ended December 31, 2017, which includes an increase of $76 million, or 8%, due to the acquisition of EMP and a partially offsetting decrease of $6 million due to the adoption of ASC 606 in October 2018. U.S. Recorded Music revenues were $431 million and $370 million, or 41%, of consolidated Recorded Music revenues for the three months ended December 31, 2018 and December 31, 2017, respectively. International Recorded Music revenues were $610 million and $534 million, or 59%, of consolidated Recorded Music revenues for the three months ended December 31, 2018 and December 31, 2017, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue, physical revenue and artist services and expanded-rights revenue, partially offset by decreases in licensing revenue. Digital revenue increased by $82 million as a result of the continued growth in streaming services, a strong release schedule, and the adoption of ASC 606.  Revenue from streaming services grew by $98 million to $502 million for the three months ended December 31, 2018 from $404 million for the three months ended December 31, 2017.  Digital revenue growth was partially offset by digital download decrease of $16 million to $56 million for the three months ended December 31, 2018 from $72 million for the three months ended December 31, 2017. Licensing revenue decreased by $14 million primarily due to the $10 million impact of adopting ASC 606 in October 2018 and the unfavorable impact of foreign currency exchange rates of $3 million. Physical revenue increased by $8 million primarily due to success of new releases, including Johnny Halladay, partially offset by the continued shift from physical revenue to digital revenue. Artist services and expanded-rights revenue increased by $61 million primarily due to a $76 million increase related to the acquisition of EMP and higher merchandising revenues in the U.S., partially offset by timing of larger tours in France in the prior year compared to the current period, touring business divestment activity in Italy of $18 million and the unfavorable impact of foreign currency exchange rates of $3 million.

Music Publishing revenues increased by $22 million, or 15%, to $165 million for the three months ended December 31, 2018 from $143 million for the three months ended December 31, 2017, which includes an increase of $26 million, or 18%, due to the adoption of ASC 606 in October 2018. U.S. Music Publishing revenues were $73 million and $63 million, or 44%, of Music Publishing revenues for the three months ended December 31, 2018 and December 31, 2017, respectively. International Music Publishing revenues were $92 million and $80 million, or 56%, of Music Publishing revenues for the three months ended December 31, 2018 and December 31, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $12 million, performance revenue of $10 million, synchronization revenue of $2 million, and other revenue of $1 million, partially offset by decreases in mechanical revenue of $3 million. The increase in overall Music Publishing revenue is due to the adoption of ASC 606 related to the transition from cash to accrual basis of $26 million. The increase in digital revenue includes a $7 million increase resulting from the adoption of ASC 606 and increases in streaming revenue of $11 million driven by the continued growth in streaming services, partially offset by a decrease in digital download revenue of $6 million. The increase in performance revenue includes a $15 million increase resulting from the impact of adoption of ASC 606, partially offset by a decrease related to revenues associated with lost administrative rights and lower market share.

Revenue by Geographical Location

U.S. revenue increased by $71 million, or 16%, to $504 million for the three months ended December 31, 2018 from $433 million for the three months ended December 31, 2017. U.S. Recorded Music revenue increased by $61 million, or 16%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $43 million driven by the continued growth in streaming services. Streaming revenue increased by $53 million, partially offset by a $10 million decline in digital download revenue.  U.S. Recorded Music artist services and expanded rights revenue also increased by $15 million, or 46%, driven by higher merchandising revenues. U.S. Music Publishing revenue increased by $10 million, or 16%, to $73 million for the three months ended December 31, 2018 from $63 million for the three months ended December 31, 2017. This was primarily driven by the increases in U.S. Music Publishing digital revenue of $8 million and performance revenue of $4 million primarily due to the adoption of ASC 606 and growth in streaming.

International revenue increased by $88 million, or 14%, to $702 million for the three months ended December 31, 2018 from $614 million for the three months ended December 31, 2017, which includes $76 million related to the acquisition of EMP. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $112 million or 19%. International Recorded Music revenue increased $76 million primarily due to increases in digital revenue of $39 million, artist services and expanded rights revenue of $46 million and physical revenue of $7 million, partially offset by decreases in licensing revenue of $16 million. International Recorded Music digital revenue increased due to a $45 million increase in streaming revenue, partially offset by a $6 million decline in digital downloads. The increase in International Recorded Music streaming revenue was due to continued growth in streaming services internationally and strong release performance. International Recorded Music licensing revenue decreased due to the $10 million impact of adopting ASC 606 in October 2018 and the unfavorable impact of foreign currency exchange rates of $3 million. International

Recorded Music artist services and expanded-rights revenue increased due to $76 million related to the acquisition of EMP, partially offset by timing of larger tours in France in the prior year compared to the current period, the impact of touring business divestment activity in Italy of $18 million and the unfavorable impact of foreign currency exchange rates of $3 million.  International Recorded Music physical revenue increased due to the success of new releases, including Johnny Halladay, partially offset by the continued shift from physical revenue to digital revenue and the unfavorable impact of foreign currency exchange rates of $5 million.  International Recorded Music licensing revenue decreased by $16 million primarily due to the $10 million impact of adopting ASC 606 in October 2018 and the unfavorable impact of foreign currency exchange rates of $3 million.  International Music Publishing revenue increased by $12 million, or 15%, to $92 million for the three months ended December 31, 2018 from $80 million for the three months ended December 31, 2017. This was primarily driven by the increase in International Music Publishing digital revenue of $4 million and performance revenue of $6 million primarily due to the adoption of ASC 606 and growth in streaming.

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$400	$374	$26	7%
Product costs	226	195	31	16%
Total cost of revenues	$626	$569	$57	10%

Artist and repertoire costs increased by $26 million, to $400 million for the three months ended December 31, 2018 from $374 million for the three months ended December 31, 2017. Artist and repertoire costs as a percentage of revenue decreased to 33% for the three months ended December 31, 2018 from 36% for the three months ended December 31, 2017 due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduces our total artist and repertoire costs as a percent of revenue. Additionally, the adoption of ASC 606 in October 2018 resulted in a shift in the timing of recognition of revenues and certain related costs from cash to an accrual basis in our Music Publishing segment. The increase of $26 million also relates to the increased investments in our artists and songwriters.

Product costs increased by $31 million, to $226 million for the three months ended December 31, 2018 from $195 million for the three months ended December 31, 2017. Product costs as a percentage of revenue were 19% for the three months ended December 31, 2018 and for the three months ended December 31, 2017. Increases in product costs relate to the acquisition of EMP of $37 million and higher revenues, which were partially offset by the impact of touring business divestment activity in Italy of $15 million.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$180	$185	$(5)	-3%
Selling and marketing expense	160	128	32	25%
Distribution expense	36	20	16	80%
Total selling, general and administrative expense	$376	$333	$43	13%

(1)	Includes depreciation expense of $14 million and $12 million for the three months ended December 31, 2018 and December 31, 2017, respectively.

Total selling, general and administrative expense increased by $43 million, or 13%, to $376 million for the three months ended December 31, 2018 from $333 million for the three months ended December 31, 2017. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 31% for the three months ended December 31, 2018 from 32% for the three months ended December 31, 2017.

General and administrative expense decreased by $5 million, or 3%, to $180 million for the three months ended December 31, 2018 from $185 million for the three months ended December 31, 2017. The decrease in general and administrative expense was mainly due to a lower expense associated with our Senior Management Free Cash Flow Plan.  Expressed as a percentage of revenue, general and administrative expense decreased to 15% for the three months ended December 31, 2018 from 18% for the three months ended December 31, 2017.

Selling and marketing expense increased by $32 million, or 25%, to $160 million for the three months ended December 31, 2018 from $128 million for the three months ended December 31, 2017. The increase in selling and marketing expense was primarily due an increase of $20 million related to the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 13% for the three months ended December 31, 2018 from 12% for the three months ended December 31, 2017 mainly due to the acquisition of EMP.

Distribution expense was $36 million for the three months ended December 31, 2018 and $20 million for the three months ended December 31, 2017. Expressed as a percentage of revenue, distribution expense increased to 3% for the three months ended December 31, 2018 from 2% for the three months ended December 31, 2017 mainly due to $11 million in costs resulting from the acquisition of EMP.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$86	$4	$82	—%
Income attributable to noncontrolling interest	—	1	(1)	-100%
Net income	86	5	81	—%
Income tax expense	50	52	(2)	-4%
Income before income taxes	136	57	79	139%
Other income, net	(28)	(4)	(24)	—%
Interest expense, net	36	36	—	—%
Loss on extinguishment of debt	3	1	2	—%
Operating income	147	90	57	63%
Amortization expense	54	53	1	2%
Depreciation expense	14	12	2	17%
OIBDA	$215	$155	$60	39%

OIBDA

OIBDA increased by $60 million, or 39%, to $215 million for the three months ended December 31, 2018 as compared to $155 million for the three months ended December 31, 2017 as a result of higher revenues, partially offset by higher selling, general and administrative expenses. Expressed as a percentage of total revenue, OIBDA increased to 18% for the three months ended December 31, 2018 from 15% for the three months ended December 31, 2017 largely due to $18 million related to the transition in timing of revenues and related costs resulting from the adoption of ASC 606 and $9 million related to the acquisition of EMP.

Amortization expense

Our amortization expense increased by $1 million, or 2%, to $54 million for the three months ended December 31, 2018 from $53 million for the three months ended December 31, 2017, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $57 million to $147 million for the three months ended December 31, 2018 from $90 million for the three months ended December 31, 2017. The increase in operating income was due to the factors that led to the increase in OIBDA.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $3 million for the three months ended December 31, 2018, which represents the unamortized deferred financing costs related to the partial redemption of the 4.125% Secured Notes and 5.625% Secured Notes, and the open market purchases of the 4.875% Secured Notes during the quarter. We recorded a loss on extinguishment of debt in the amount of $1 million for the three months ended December 31, 2017 related to the December 2017 Senior Term Loan Credit Agreement Amendment.

Interest expense, net

Our interest expense, net, remained flat at $36 million for the three months ended December 31, 2018 and December 31, 2017.

Other income, net

Other income, net, for the three months ended December 31, 2018 primarily includes the unrealized gain of $15 million on the mark-to-market of an equity method investment and $5 million unrealized gains on hedging activity, foreign currency gains on our Euro denominated debt of $10 million, partially offset by currency exchange losses on our intercompany loans of $5 million. This compares to $8 million gain on the sale of investments and currency exchange gains on our intercompany loans of $2 million, partially offset by foreign currency losses on our Euro denominated debt of $6 million and derivative liabilities of $1 million for the three months ended December 31, 2017.

Income tax expense

Our income tax expense decreased by $2 million to $50 million for the three months ended December 31, 2018 from $52 million of tax expense for the three months ended December 31, 2017. The change of $2 million in income tax expense primarily relates to higher pre-tax income and the tax impact of the GILTI for the three months ended December 31, 2018 as compared to the $27 million impact of the U.S. tax reform in the three months ended December 31, 2017.

In connection with the proposed regulations issued by the Internal Revenue Service in November 2018, the Company is evaluating the impact of these proposed regulations to its valuation allowance for foreign tax credits of approximately $133 million as of September 31, 2018.  Subject to the regulations being enacted as proposed, the regulations may result in a change to the amount of foreign tax credits that is more likely than not to be realized and thus result in a reduction to the valuation allowance.

Net Income

Net income increased by $81 million to $86 million for the three months ended December 31, 2018 from $5 million for the three months ended December 31, 2017 as a result of the factors described above.

Noncontrolling interest

Income attributable to noncontrolling interest was $0 million for the three months ended December 31, 2018 and $1 million for the three months ended December 31, 2017.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Recorded Music
Revenue	$1,041	$904	$137	15%
Operating income	163	129	34	26%
OIBDA	211	173	38	22%
Music Publishing
Revenue	165	143	22	15%
Operating income (loss)	22	(1)	23	—%
OIBDA	39	17	22	129%
Corporate expenses and eliminations
Revenue elimination	(3)	(2)	(1)	50%
Operating loss	(38)	(38)	—	—%
OIBDA loss	(35)	(35)	—	—%
Total
Revenue	1,203	1,045	158	15%
Operating income	147	90	57	63%
OIBDA	215	155	60	39%

Recorded Music

Revenues

Recorded Music revenue increased by $137 million, or 15%, to $1,041 million for the three months ended December 31, 2018 from $904 million for the three months ended December 31, 2017. U.S. Recorded Music revenues were $431 million and $370 million, or 41%, of consolidated Recorded Music revenues for both the three months ended December 31, 2018 and December 31, 2017, respectively. International Recorded Music revenues were $610 million and $534 million, or 59%, of consolidated Recorded Music revenues for both the three months ended December 31, 2018 and December 31, 2017, respectively.

The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth, strong releases and the EMP acquisition as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$295	$267	$28	10%
Product costs	226	195	31	16%
Total cost of revenues	$521	$462	$59	13%

Recorded Music cost of revenues increased by $59 million, or 13%, to $521 million for the three months ended December 31, 2018 from $462 million for the three months ended December 31, 2017.  Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 28% for the three months ended December 31, 2018 from 30% for the three months ended December 31, 2017. The decrease in artist and repertoire costs as a percentage of revenue was primarily due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduces our total artist and repertoire costs as a percentage of revenue. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained flat at 22% for the three months ended December 31, 2018 and December 31, 2017, respectively.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$126	$131	$(5)	-4%
Selling and marketing expense	157	126	31	25%
Distribution expense	36	20	16	80%
Total selling, general and administrative expense	$319	$277	$42	15%

(1)	Includes depreciation expense of $10 million and $8 million for the three months ended December 31, 2018 and December 31, 2017, respectively.

Recorded Music selling, general and administrative expense increased by $42 million, or 15%, to $319 million for the three months ended December 31, 2018 from $277 million for the three months ended December 31, 2017. The decrease in general and administrative expense was primarily due to a lower expense associated with our Senior Management Free Cash Flow Plan of $6 million. The increase in selling and marketing expense was primarily due to $20 million resulting from the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter.  The increase in distribution expense was primarily due to $11 million in costs resulting from the acquisition of EMP in the quarter.  Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense remained stable at 31% for the three months ended December 31, 2018 and for the three months ended December 31, 2017.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating Income	$163	$129	$34	26%
Depreciation and amortization	48	44	4	9%
OIBDA	$211	$173	$38	22%

Recorded Music OIBDA increased by $38 million, or 22%, to $211 million for the three months ended December 31, 2018 from $173 million for the three months ended December 31, 2017 as a result of higher revenues and lower proportionate cost of revenue offset by increases in selling, marketing and distribution costs. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 20% for the three months ended December 31, 2018 from 19% for the three months ended December 31, 2017.  Recorded Music OIBDA included $9 million from the acquisition of EMP, partially offset by $6 million due to the adoption of ASC 606.

Recorded Music operating income increased by $34 million to $163 million for the three months ended December 31, 2018 from $129 million for the three months ended December 31, 2017 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $22 million, or 15%, to $165 million for the three months ended December 31, 2018 from $143 million for the three months ended December 31, 2017. U.S. Music Publishing revenues were $73 million and $63 million, or 44%, of Music Publishing revenues for the three months ended December 31, 2018 and December 31, 2017, respectively. International Music Publishing revenues were $92 million and $80 million, or 56%, of Music Publishing revenues for the three months ended December 31, 2018 and December 31, 2017, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue and performance revenue resulting from the adoption of ASC 606 as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Artist and repertoire costs	$108	$109	$(1)	-1%
Total cost of revenues	$108	$109	$(1)	-1%

Music Publishing cost of revenues decreased by $1 million, or 1%, to $108 million for the three months ended December 31, 2018 from $109 million for the three months ended December 31, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 65% for the three months ended December 31, 2018 from 76% for the three months ended December 31, 2017, primarily due to the adoption of ASC 606 in October 2018, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
General and administrative expense (1)	$18	$18	$—	—%
Selling and marketing expense	1	—	1	—%
Total selling, general and administrative expense	$19	$18	$1	6%

(1)	Includes depreciation expense of $1 million and $1 million for the three months ended December 31, 2018 and December 31, 2017, respectively.

Music Publishing selling, general and administrative expense increased by $1 million, or 6%, to $19 million for the three months ended December 31, 2018 from $18 million for the three months ended December 31, 2017. Selling and marketing expense for the three months ended December 31, 2018 increased mainly due to increases in marketing spend. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense decreased to 12% for the three months ended December 31, 2018 from 13% for the three months ended December 31, 2017.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended December 31,		2018 vs. 2017
	2018	2017	$ Change	% Change
Operating income (loss)	$22	$(1)	$23	—%
Depreciation and amortization	17	18	(1)	-6%
OIBDA	$39	$17	$22	129%

Music Publishing OIBDA increased by $22 million, or 129%, to $39 million for the three months ended December 31, 2018 from $17 million for the three months ended December 31, 2017. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 24% for the three months ended December 31, 2018 from 12% for the three months ended December 31, 2017.  The increase was primarily due to $24 million from the adoption of ASC 606 in October 2018, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Music Publishing operating income increased by $23 million to $22 million for the three months ended December 31, 2018 from a $1 million operating loss for the three months ended December 31, 2017 largely due to a transition in timing of revenues and related costs resulting from the adoption of ASC 606.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations remained stable at $38 million for the three months ended December 31, 2018 and for the three months ended December 31, 2017.

Our OIBDA loss from corporate expenses and eliminations remained stable at $35 million for the three months ended December 31, 2018 and for the three months ended December 31, 2017.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at December 31, 2018

At December 31, 2018, we had $2.998 billion of debt (which is net of $29 million of deferred financing costs), $548 million of cash and equivalents (net debt of $2.450 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $162 million of Warner Music Group Corp. deficit. This compares to $2.819 billion of debt (which is net of $28 million of deferred financing costs), $514 million of cash and equivalents (net debt of $2.305 billion) and $334 million of Warner Music Group Corp. deficit at September 30, 2018.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the three months ended December 31, 2018 and December 31, 2017 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Three Months Ended December 31,
	2018	2017
Cash provided by (used in):
Operating Activities	$92	$136
Investing Activities	(238)	(6)
Financing Activities	182	(3)

Operating Activities

Cash provided by operating activities was $92 million for the three months ended December 31, 2018 as compared with cash provided by operating activities of $136 million for the three months ended December 31, 2017. The $44 million decrease in cash provided by operating activities was due to the timing of accounts payable and accrued liabilities, royalty payables and artist and repertoire payments partially offset by an OIBDA increase of $60 million.

Investing Activities

Cash used in investing activities was $238 million for the three months ended December 31, 2018 as compared with cash used in investing activities of $6 million for the three months ended December 31, 2017. The $238 million of cash used in investing activities in the three months ended December 31, 2018 consisted of the $183 million relating to the acquisition of EMP, net of cash and cash equivalents acquired, $23 million relating to the acquisition of equity investments, $26 million relating to capital expenditures and $5 million to acquire music publishing rights. The $6 million of cash used in investing activities in the three months ended December 31, 2017 consisted of $1 million of business investments and acquisitions, $1 million to acquire music publishing rights and $16 million of capital expenditures, partially offset by $12 million proceeds from a sale of investments.

Financing Activities

Cash provided by financing activities was $182 million for the three months ended December 31, 2018 compared to $3 million used in financing activities for the three months ended December 31, 2017. The $182 million of cash provided by financing activities for the three months ended December 31, 2018 consisted of proceeds of $287 million from the issuance of Acquisition Corp.’s 3.625% Senior Secured Notes due 2026 partially offset by deferred financing costs paid of $4 million, the partial repayment of Acquisition Corp.’s 4.125% Senior Secured Notes due 2024, 4.875% Senior Secured Notes due 2024 and 5.625% Senior Secured Notes due 2022, including call premiums paid, for an aggregate $99 million and distributions to noncontrolling interest holders of $2 million. The $3 million of cash used in financing activities for the three months ended December 31, 2017 consisted of deferred financing costs paid of $1 million and a distribution to our non-controlling interest holders of $2 million.

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

Existing Debt as of December 31, 2018

As of December 31, 2018, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,311
5.625% Senior Secured Notes due 2022 (c)	220
5.000% Senior Secured Notes due 2023 (d)	297
4.125% Senior Secured Notes due 2024 (e)	351
4.875% Senior Secured Notes due 2024 (f)	217
3.625% Senior Secured Notes due 2026 (g)	281
5.500% Senior Notes due 2026 (h)	321
Total long-term debt, including the current portion (i)	$2,998

(a)

Reflects $180 million of commitments under the Revolving Credit Facility open at December 31, 2018, less letters of credit outstanding of approximately $16 million at December 31, 2018. There were no loans outstanding under the Revolving Credit Facility at December 31, 2018.

(b)	Principal amount of $1.326 billion less unamortized discount of $4 million and unamortized deferred financing costs of $11 million at December 31, 2018.
(c)	Principal amount of $221 million less unamortized deferred financing costs of $1 million at December 31, 2018.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both December 31, 2018.
(e)

Face amount of €311 million at December 31, 2018. Above amount represents the dollar equivalent of such notes at December 31, 2018. Principal amount of $354 million at December 31, 2018, less unamortized deferred financing costs of $3 million at December 31, 2018.

(f)	Principal amount of $220 million less unamortized deferred financing costs of $3 million at December 31, 2018.
(g)

Face amount of €250 million at December 31, 2018. Above amount represents the dollar equivalent of such note at December 31, 2018. Principal amount of $285 million at December 31, 2018 less unamortized deferred financing costs $4 million at December 31, 2018.

(h)	Principal amount of $325 million less unamortized deferred financing costs of $4 million at December 31, 2018.
(i)	Principal amount of debt of $3.031 billion less unamortized discount of $4 million and unamortized deferred financing costs of $29 million December 31, 2018.

For further discussion of our debt agreements, see “Liquidity” in the “Financial Condition and Liquidity” section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Dividend Policy

The Company’s ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Senior Term Loan Facility and the Revolving Credit Facility.

In the first quarter of 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. On December 20, 2018 the Company’s board of directors approved the first dividend of $31.25 million paid on January 4, 2019 and recorded as an accrual on December 31, 2018. The declaration of each dividend will continue to be at the discretion of the Board.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of December 31, 2018.

On January 18, 2019, we delivered a notice to the administrative agent under each of our Revolving Credit Facility and Senior Term Loan Facility and the trustee under the indentures governing each of the Acquisition Corp. Notes changing the Fixed GAAP Date under each such facility and the indentures to October 1, 2018.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to pro-forma Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to pro-forma Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended December 31, 2018. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratio):

Twelve Months Ended December 31, 2018
Net Income	$393
Income tax expense	128
Interest expense, net	139
Depreciation and amortization	264
Loss on extinguishment of debt (a)	33
Net gain on divestitures and sale of securities (b)	(6)
Restructuring costs (c)	66
Net hedging gains and foreign exchange losses (d)	(22)
Management fees (e)	16
Transaction costs (f)	3
Business optimization expenses (g)	15
Equity based compensation expense (h)	56
Other non-cash activity (i)	(15)
Pro forma impact of transformation initiatives and specified transactions (j)	19
Pro Forma Consolidated EBITDA (k)	$1,089
Senior Secured Indebtedness (l)	$2,506
Leverage Ratio (m)	2.30x

(a)

Reflects net loss incurred on the early extinguishment of our debt incurred as part of the March 2018 redemption of the 6.750% Senior Notes, the June 2018 Senior Term Loan Credit Agreement Amendments, the October 2018 Partial Redemption of 4.125% Secured Notes, the October 2018 open market purchase of our 4.875% Senior Secured Notes, and the November 2018 Partial Redemption of 5.625% Secured Notes.

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

(f)	Reflects expenses related to transaction and other related costs.
(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation and other transformation initiatives.
(h)	Reflects equity-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects non-cash activity, including the unrealized gain on the mark-to-market of an equity method investment.
(j)	Reflects expected savings resulting from transformation initiatives and proforma impact of specified transactions, including proforma adjustments related to the acquisition of EMP
(k)

The Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2018 includes a net gain of $389 million, pre-tax, related to the sale of the Spotify shares acquired in the ordinary course of business.

(l)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.706 billion less cash of $200 million.
(m)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended December 31, 2018. This is calculated net of cash and equivalents of the Company as of December 31, 2018 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $54 million at the end of a fiscal quarter.

Summary

Management believes that funds generated from our operations and borrowings under our Revolving Credit Facility and available cash and equivalents will be sufficient to fund our debt service requirements, working capital requirements and capital expenditure requirements for the foreseeable future. We also have additional borrowing capacity under our indentures and Senior Term Loan Facility. However, our ability to continue to fund these items and to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, as well as other industry-specific factors such as the ability to control music piracy, the continued transition from physical to digital sales in the recorded music and music publishing businesses. We and our affiliates continue to evaluate opportunities to, from time to time depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to pay dividends or prepay outstanding debt or repurchase or retire Acquisition Corp.’s outstanding debt or debt securities in open market purchases, privately negotiated purchases or otherwise. The amounts involved in any such transactions, individually or in the aggregate, may be material and may be funded from available cash or from additional borrowings. In addition, we may from time to time, depending on market conditions and prices, contractual restrictions, our financial liquidity and other factors, seek to refinance our Senior Credit Facilities or our outstanding debt or debt securities with existing cash and/or with funds provided from additional borrowings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2018, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of December 31, 2018, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2018.

Foreign Currency Risk

Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona and Australian Dollar, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of December 31, 2018, the Company had outstanding hedge contracts for the sale of $309 million and the purchase of $178 million of foreign currencies at fixed rates. Subsequent to December 31, 2018, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at December 31, 2018, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $13 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $3.032 billion of principal debt outstanding at December 31, 2018, of which $1.326 billion was variable rate debt and $1.705 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At December 31, 2018, 56% of the Company’s debt was at a fixed rate. In addition, as of December 31, 2018, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six-month LIBOR rate. To manage interest rate risk on $320 million of U.S. dollar denominated variable rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.

Based on the level of interest rates prevailing at December 31, 2018, the fair value of the fixed rate and variable rate debt was approximately $2.972 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $12 million or increase the fair value of the fixed rate debt by approximately $24 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

Introduction

The Securities and Exchange Commission’s (“SEC”) rules define “disclosure controls and procedures” as controls and procedures that are designed to ensure that information required to be disclosed by public companies in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by public companies in the reports that they file or submit under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Beginning October 1, 2018, we implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As a result of this adoption, we recorded a material decrease to opening accumulated deficit as of October 1, primarily due to the transition from a cash basis to accrual basis accounting.  As such, we implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, training, contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.  On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York.  The Company and Sirius XM are in discussions in an attempt to resolve this matter outside of the arbitration.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, certain risk factors should be considered carefully in evaluating our business. A wide range of risks may affect our business and financial results, now and in the future. We consider the risks described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

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

Exhibit Number	Description

10.1***	Guarantee, dated October 9, 2018, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.

10.2***

Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series.

10.3***

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended December 31, 2018, filed on February 5, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

***	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on October 9, 2018 (File No. 001-32502).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2019

Warner Music Group Corp.
By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)
By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)