Form 10-Q
period 2019-03-31
Warner Music Group Corp.
filed 2019-05-07
CIK 1319161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class (a)	Trading Symbol(s)	Name of each exchange on which registered
None

(a)

There is no public market for the Registrant’s common stock. As of May 7, 2019, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,060. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Warner Music Group Corp.

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2019	2018
	(in millions)
Assets
Current assets:
Cash and equivalents	$470	$514
Accounts receivable, net of allowances of $20 million and $45 million	781	447
Inventories	65	42
Royalty advances expected to be recouped within one year	151	123
Prepaid and other current assets	57	50
Total current assets	1,524	1,176
Royalty advances expected to be recouped after one year	184	153
Property, plant and equipment, net	295	229
Goodwill	1,787	1,692
Intangible assets subject to amortization, net	1,802	1,851
Intangible assets not subject to amortization	153	154
Deferred tax assets, net	7	11
Other assets	150	78
Total assets	$5,902	$5,344
Liabilities and Equity
Current liabilities:
Accounts payable	$245	$281
Accrued royalties	1,509	1,396
Accrued liabilities	409	423
Accrued interest	32	31
Deferred revenue	170	208
Other current liabilities	153	34
Total current liabilities	2,518	2,373
Long-term debt	2,990	2,819
Deferred tax liabilities, net	230	165
Other noncurrent liabilities	284	307
Total liabilities	$6,022	$5,664
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,060 and 1,052 shares issued and outstanding at March 31, 2019 and September 30, 2018, respectively)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(1,043)	(1,272)
Accumulated other comprehensive loss, net	(225)	(190)
Total Warner Music Group Corp. deficit	(140)	(334)
Noncontrolling interest	20	14
Total equity	(120)	(320)
Total liabilities and equity	$5,902	$5,344

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)		(in millions)
Revenue	$1,090	$963	$2,293	$2,008
Costs and expenses:
Cost of revenue	(559)	(488)	(1,185)	(1,057)
Selling, general and administrative expenses (a)	(354)	(337)	(730)	(670)
Amortization expense	(55)	(55)	(109)	(108)
Total costs and expenses	(968)	(880)	(2,024)	(1,835)
Operating income	122	83	269	173
Loss on extinguishment of debt	—	(23)	(3)	(24)
Interest expense, net	(36)	(36)	(72)	(72)
Other income (expense), net	29	(6)	57	(2)
Income before income taxes	115	18	251	75
Income tax expense	(48)	(19)	(98)	(71)
Net income (loss)	67	(1)	153	4
Less: Income attributable to noncontrolling interest	—	(2)	—	(3)
Net income (loss) attributable to Warner Music Group Corp.	$67	$(3)	$153	$1

(a) Includes depreciation expense of:	$(14)	$(14)	$(28)	$(26)

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net income (loss)	$67	$(1)	$153	$4
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(10)	9	(26)	18
Deferred (loss) gain on derivative	(3)	1	(9)	2
Other comprehensive (loss) income, net of tax	(13)	10	(35)	20
Total comprehensive income	54	9	118	24
Less: Income attributable to noncontrolling interest	—	(2)	—	(3)
Comprehensive income attributable to Warner Music Group Corp.	$54	$7	$118	$21

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31,
	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$153	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	134
Unrealized (gains) losses and remeasurement of foreign denominated loans	(24)	11
Deferred income taxes	27	38
Loss on extinguishment of debt	3	24
Net gain on divestitures and investments	(32)	(7)
Non-cash interest expense	3	3
Equity-based compensation expense	14	27
Changes in operating assets and liabilities:
Accounts receivable	(90)	(15)
Inventories	13	1
Royalty advances	(61)	(12)
Accounts payable and accrued liabilities	(100)	(100)
Royalty payables	46	68
Accrued interest	1	(14)
Deferred revenue	(19)	(16)
Other balance sheet changes	28	(10)
Net cash provided by operating activities	99	136
Cash flows from investing activities
Acquisition of music publishing rights, net	(16)	(5)
Capital expenditures	(59)	(29)
Investments and acquisitions of businesses, net of cash received	(218)	(6)
Proceeds from the sale of investments	—	12
Net cash used in investing activities	(293)	(28)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes	287	—
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(27)	—
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	—	320
Repayment of and redemption deposit for Acquisition Corp. 6.75% Senior Notes	—	(635)
Call premiums paid and deposit on early redemption of debt	(2)	(23)
Deferred financing costs paid	(4)	(9)
Distribution to noncontrolling interest holder	(2)	(2)
Dividends paid	(31)	(125)
Net cash provided by (used in) financing activities	151	(149)
Effect of exchange rate changes on cash and equivalents	(1)	6
Net decrease in cash and equivalents	(44)	(35)
Cash and equivalents at beginning of period	514	647
Cash and equivalents at end of period	$470	$612

See accompanying notes

Warner Music Group Corp.

Consolidated Statements of (Deficit) Equity (Unaudited)

Six Months Ended March 31, 2019
					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Deficit	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2018	1,052	$—	$1,128	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	139	—	139	11	150
Net income	—	—	—	153	—	153	—	153
Other comprehensive loss, net of tax	—	—	—	—	(35)	(35)	—	(35)
Dividends	—	—	—	(63)	—	(63)	—	(63)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Other	8	—	—	—	—	—	(3)	(3)
Balance at March 31, 2019	1,060	$—	$1,128	$(1,043)	$(225)	$(140)	$20	$(120)

Three Months Ended March 31, 2019
					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Deficit	Interest	Equity
	(in millions, except share amounts)
Balance at December 31, 2018	1,060	$—	$1,128	$(1,078)	$(212)	$(162)	$23	$(139)
Net income	—	—	—	67	—	67	—	67
Other comprehensive loss, net of tax	—	—	—	—	(13)	(13)	—	(13)
Dividends	—	—	—	(32)	—	(32)	—	(32)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2019	1,060	$—	$1,128	$(1,043)	$(225)	$(140)	$20	$(120)

Six Months Ended March 31, 2018
					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	1	—	1	3	4
Other comprehensive income, net of tax	—	—	—	—	20	20	—	20
Dividends	—	—	—	(125)	—	(125)	—	(125)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(2)	(2)
Other	(3)	—	—	—	—	—	—	—
Balance at March 31, 2018	1,052	$—	$1,128	$(778)	$(161)	$189	$16	$205

Three Months Ended March 31, 2018
					Accumulated	Total
			Additional		Other	Warner Music
	Common Stock		Paid-in	Accumulated	Comprehensive	Group Corp.	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Loss	Equity	Interest	Equity
	(in millions, except share amounts)
Balance at December 31, 2017	1,055	$—	$1,128	$(650)	$(171)	$307	$14	$321
Net (loss) income	—	—	—	(3)	—	(3)	2	(1)
Other comprehensive income, net of tax	—	—	—	—	10	10	—	10
Dividends	—	—	—	(125)	—	(125)	—	(125)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	—	—
Other	(3)	—	—	—	—	—	—	—
Balance at March 31, 2018	1,052	$—	$1,128	$(778)	$(161)	$189	$16	$205

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

2. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.

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

The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to March 31, 2019 and March 31, 2018 relate to the periods ended March 29, 2019 and March 30, 2018, respectively. For convenience purposes, the Company continues to date its financial statements as of March 31. The fiscal year ended September 30, 2018 ended on September 28, 2018.

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

The Company adopted ASC 606 on October 1, 2018, using the modified retrospective method to all contracts not completed as of the date of adoption.  The reported results as of and for the three and six-months ended March 31, 2019 reflect the application of the new standard, while the reported results for the three and six-month period ending March 31, 2018 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.

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

The disclosure of the impact of adoption on the consolidated statement of operations for the three and six months ended March 31, 2019, the consolidated balance sheet as of March 31, 2019, and the consolidated statement of cash flows for the six months ended March 31, 2019 are as follows (in millions):

	Three Months Ended			Six Months Ended
	March 31, 2019			March 31, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)			(in millions)
Revenues	$1,090	$1,080	$10	$2,293	$2,263	$30
Cost and expenses:
Cost of revenue	(559)	(545)	(14)	(1,185)	(1,169)	(16)
Operating income	122	126	(4)	269	255	14
Income before income taxes	115	119	(4)	251	237	14
Income tax expense	(48)	(50)	2	(98)	(92)	(6)
Net income	67	69	(2)	153	145	8
Less: Income attributable to noncontrolling interest	—	(1)	1	—	(1)	1
Net income attributable to Warner Music Group Corp.	$67	$68	$(1)	$153	$144	$9

	March 31, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Assets
Accounts receivable, net	$781	$497	$284
Total current assets	1,524	1,240	284
Other assets	150	135	15
Deferred tax assets, net	7	7	—
Total assets	$5,902	$5,603	$299
Liabilities and Equity
Accounts Payable	245	245	—
Accrued royalties	1,509	1,414	95
Accrued liabilities	409	410	(1)
Deferred revenue	170	198	(28)
Other current liabilities	153	123	30
Total current liabilities	2,518	2,422	96
Deferred tax liabilities, net	230	188	42
Other noncurrent liabilities	284	280	4
Total liabilities	6,022	5,880	142
Equity:
Accumulated Deficit	(1,043)	(1,190)	147
Non-controlling interest	20	10	10
Total equity	(120)	(277)	157
Total liabilities and equity	$5,902	$5,603	$299

	March 31, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Cash flows from operating activities
Net income	$153	$145	$8
Deferred income taxes	27	22	5
Changes in operating assets and liabilities:
Accounts receivable	(90)	(63)	(27)
Accounts payable and accrued liabilities	(100)	(103)	3
Royalty payables	46	30	16
Deferred revenues	(19)	(17)	(2)
Other balance sheet changes	28	31	(3)
Net cash provided by operating activities	99	99	—
Effect of exchange rate changes on cash and equivalents	(1)	(1)	—
Net decrease in cash and equivalents	(44)	(44)	—
Cash and equivalents at beginning of period	514	514	—
Cash and equivalents at end of period	$470	$470	$—

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments, except those investments under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable prices.  The Company adopted ASU 2016-01 on October 1, 2018 and has elected to use the measurement alternative to measure our equity investments without readily determinable fair values. This guidance was applied prospectively and did not have a significant impact on the Company’s financial statements. For the six months ended March 31, 2019, there were no observable price change events that were completed related to our equity investments without readily determinable fair values.

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

Disaggregation of Revenue

Our revenue consists of the following categories, which aggregate into our segments - Recorded Music and Music Publishing.

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$597	$491	$106	22%
Physical	130	147	(17)	-12%
Total Digital and Physical	727	638	89	14%
Artist services and expanded-rights	134	74	60	81%
Licensing	72	79	(7)	-9%
Total Recorded Music	933	791	142	18%
Performance	46	59	(13)	-22%
Digital	65	57	8	14%
Mechanical	13	20	(7)	-35%
Synchronization	31	35	(4)	-11%
Other	3	3	—	—%
Total Music Publishing	158	174	(16)	-9%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenue	$1,090	$963	$127	13%
Revenue by Geographical Location
U.S. Recorded Music	$410	$335	$75	22%
U.S. Music Publishing	75	88	(13)	-15%
Total U.S.	485	423	62	15%
International Recorded Music	523	456	67	15%
International Music Publishing	83	86	(3)	-3%
Total International	606	542	64	12%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenue	$1,090	$963	$127	13%

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$1,160	$972	$188	19%
Physical	361	370	(9)	-2%
Total Digital and Physical	1,521	1,342	179	13%
Artist services and expanded-rights	300	179	121	68%
Licensing	153	174	(21)	-12%
Total Recorded Music	1,974	1,695	279	17%
Performance	99	102	(3)	-3%
Digital	130	110	20	18%
Mechanical	28	38	(10)	-26%
Synchronization	60	62	(2)	-3%
Other	6	5	1	20%
Total Music Publishing	323	317	6	2%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$2,293	$2,008	$285	14%
Revenue by Geographical Location
U.S. Recorded Music	$841	$705	$136	19%
U.S. Music Publishing	148	151	(3)	-2%
Total U.S.	989	856	133	16%
International Recorded Music	1,133	990	143	14%
International Music Publishing	175	166	9	5%
Total International	1,308	1,156	152	13%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$2,293	$2,008	$285	14%

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

Based on management’s analysis of sales returns, refund liabilities of $29 million were established at March 31, 2019 and sales return reserves of $28 million were established at September 30, 2018.

Based on management’s analysis of uncollectible accounts, reserves of $20 million and $17 million were established at March 31, 2019 and September 30, 2018, respectively. The ratio of our receivable allowances to gross accounts receivables was 3% at March 31, 2019 and 3% at September 30, 2018.

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

In the normal course of business, the Company acts as an intermediary with respect to certain payments received from third parties. For example, the Company distributes music content on behalf of third-party record labels.  Based on the above guidance, the Company records the distribution of content on behalf of third-party record labels on a gross basis, subject to the terms of the contract, as the Company controls the content before transfer to the customer.  Conversely, recorded music compilations distributed by other record companies where the Company has a right to participate in the profits are recorded on a net basis.

Deferred Revenue

Deferred revenue principally relates to fixed fees and minimum guarantees received in advance of the Company’s performance or usage by the licensee. Reductions in deferred revenue are a result of the Company’s performance under the contract or usage by the licensee.

Deferred revenue increased $148 million during the six months ended March 31, 2019 related to cash received from our customers for fixed fees and minimum guarantees in advance of performance.  Revenues of $122 million were recognized during the six months ended March 31, 2019 related to the balance of deferred revenue at October 1, 2018.  There were no other significant changes to deferred revenue during the reporting period.

Performance Obligations

The Company recognized revenue of $18 million and $35 million from performance obligations satisfied in previous periods for the three and six month periods ended March 31, 2019, respectively.

Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long term intellectual property licensing contracts. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at March 31, 2019 are as follows (in millions):

	Rest of FY19	FY20	FY21	Thereafter	Total
	(in millions)
Remaining performance obligations	$96	$128	$91	$6	$321
Total	$96	$128	$91	$6	$321

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

The table below presents (i) the preliminary estimate of the Acquisition consideration as it relates to the acquisition of EMP by WMG Germany and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 10, 2018 (in millions):

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
	(in millions)		(in millions)
Revenue	$1,090	$1,015	$2,298	$2,142
Operating income	122	80	269	172
Net income (loss) attributable to Warner Music Group	$67	$(6)	$153	$(1)

Actual results related to EMP included in the Consolidated Statements of Operations for the three months ended March 31, 2019 consist of revenues of $51 million and operating loss of $2 million.  Actual results related to EMP included in the Consolidated Statements of Operations for the six months ended March 31, 2019 relate to the transition period from October 10, 2018 to March 31, 2019 and consist of revenues of $127 million and operating income of $4 million.

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

	Foreign	Minimum	Deferred Gains	Accumulated
	Currency	Pension	On Derivative	Other
	Translation	Liability	Financial	Comprehensive
	Loss (a)	Adjustment	Instruments	Loss, net
	(in millions)
Balance at September 30, 2018	$(184)	$(9)	$3	$(190)
Other comprehensive loss	(26)	—	(9)	(35)
Balance at March 31, 2019	$(210)	$(9)	$(6)	$(225)

(a)	Includes historical foreign currency translation related to certain intra-entity transactions.

6. Goodwill and Intangible Assets

Goodwill

The following analysis details the changes in goodwill for each reportable segment:

	Recorded	Music
	Music	Publishing	Total
	(in millions)
Balance at September 30, 2018	$1,228	$464	$1,692
Acquisitions (a)	109	—	109
Divestitures	(1)	—	(1)
Other adjustments (b)	(13)	—	(13)
Balance at March 31, 2019	$1,323	$464	$1,787

(a)	Relates to the acquisition of EMP during the six months ended March 31, 2019.
(b)	Other adjustments during the six months ended March 31, 2019 represent foreign currency movements.

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

Intangible Assets

Intangible assets consist of the following:

	Weighted
	Average	March 31,	September 30,
	Useful Life	2019	2018
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$864	$870
Music publishing copyrights	26 years	1,546	1,540
Artist and songwriter contracts	13 years	858	864
Trademarks	6 years	12	12
Other intangible assets	5 years	81	26
Total gross intangible asset subject to amortization		3,361	3,312
Accumulated amortization		(1,559)	(1,461)
Total net intangible assets subject to amortization		1,802	1,851
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	153	154
Total net intangible assets		$1,955	$2,005

7. Debt

Debt Capitalization

Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	March 31,	September 30,
	2019	2018
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,311	1,310
5.625% Senior Secured Notes due 2022 (c)	220	246
5.000% Senior Secured Notes due 2023 (d)	297	297
4.125% Senior Secured Notes due 2024 (e)	346	399
4.875% Senior Secured Notes due 2024 (f)	217	247
3.625% Senior Secured Notes due 2026 (g)	278	—
5.500% Senior Notes due 2026 (h)	321	320
Total debt (i)	$2,990	$2,819

(a)

Reflects $180 million of commitments under the Revolving Credit Facility available at both March 31, 2019 and September 30, 2018, less letters of credit outstanding of approximately $16 million at March 31, 2019 and $8 million at September 30, 2018. There were no loans outstanding under the Revolving Credit Facility at March 31, 2019 or September 30, 2018.

(b)

Principal amount of $1.326 billion less unamortized discount of $4 million and unamortized deferred financing costs of $11 million and $12 million at March 31, 2019 and September 30, 2018, respectively.

(c)	Principal amount of $221 million and $248 million less unamortized deferred financing costs of $1 million and $2 million at March 31, 2019 and September 30, 2018 respectively.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both March 31, 2019 and September 30, 2018.
(e)

Face amount of €311 million and €345 million at March 31, 2019 and September 30, 2018 respectively. Above amounts represent the dollar equivalent of such note at March 31, 2019 and September 30, 2018. Principal amount of $349 million and $402 million at March 31, 2019 and September 30, 2018, respectively, less unamortized deferred financing costs of $3 million and $3 million at March 31, 2019 and September 30, 2018, respectively.

(f)	Principal amount of $220 million and $250 million less unamortized deferred financing costs of $3 million and $3 million at March 31, 2019 and September 30, 2018, respectively.
(g)

Face amount of €250 million at March 31, 2019. Above amounts represent the dollar equivalent of such note at March 31, 2019. Principal amount of $281 million at March 31, 2019 less unamortized deferred financing costs of $3 million at March 31, 2019.

(h)	Principal amount of $325 million and $325 million less unamortized deferred financing costs of $4 million and $5 million at March 31, 2019 and September 30, 2018, respectively.
(i)

Principal amount of debt of $3.022 billion and $2.851 billion less unamortized discount of $4 million and $4 million and unamortized deferred financing costs of $28 million and $28 million at March 31, 2019 and September 30, 2018, respectively.

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

3.625% Senior Secured Notes Offering

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

Partial Redemption of 4.125% Senior Secured Notes

On October 12, 2018, Acquisition Corp. redeemed €34.5 million aggregate principal amount of its 4.125% Senior Secured Notes due 2024 (the “4.125% Secured Notes”) using a portion of the proceeds from the offering of the 3.625% Secured Notes described above.  The redemption price for the 4.125% Secured Notes was approximately €36.17 million, equivalent to 103% of the principal amount of the 4.125% Secured Notes, plus accrued but unpaid interest thereon to, but excluding, the redemption date, which was October 12, 2018. Following the partial redemption of the 4.125% Secured Notes, €310.5 million of the 4.125% Secured Notes remain outstanding. The Company recorded a loss on extinguishment of debt of approximately $2 million, which represents the premium paid on early redemption and unamortized deferred financing costs related to the partial redemption of this note.

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

Partial Redemption of 5.625% Senior Secured Notes

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

The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.

Maturity of Revolving Credit Facility

The maturity date of the Revolving Credit Facility is January 31, 2023.

Maturities of Senior Notes and Senior Secured Notes

As of March 31, 2019, there are no scheduled maturities of notes until 2022, when $221 million is scheduled to mature. Thereafter, $1.5 billion is scheduled to mature. Refer to Note 15, “Subsequent Events”, as the $221 million scheduled to mature in 2022 will be redeemed in May 2019.

Interest Expense, net

Total interest expense, net, was $36 million for both the three months ended March 31, 2019 and March 31, 2018.  Total interest expense, net, was $72 million for both the six months ended March 31, 2019 and March 31, 2018.  The weighted-average interest rate of the Company’s total debt was 4.7% at March 31, 2019, September 30, 2018 and March 31, 2018.

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.  On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York if the parties were unable to reach an agreement on pre-1972 license terms.  On March 28, 2019, the Company and Sirius XM entered into an agreement granting Sirius XM a license to publicly perform the Company’s pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.

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

For the three and six months ended March 31, 2019, the Company recorded an income tax expense of $48 million and $98 million, respectively.  The income tax expense for the three and six months ended March 31, 2019 is higher than the expected tax at the statutory tax rate of 21% primarily due to GILTI, non-deductible long term incentive plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit offset by the tax benefit of a reduction in foreign income tax rates.

For the three and six months ended March 31, 2018, the Company recorded an income tax expense of $19 million and $71 million, respectively.  The income tax expense for the three months ended March 31, 2018 is higher than the expected tax at the blended statutory tax rate of 24.5% primarily due to foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions. The income tax expense for the six months ended March 31, 2018 is greater than the expected income tax expense at the blended statutory tax rate of 24.5% primarily due to a U.S. income tax expense of $26 million arising from a reduction in net U.S. deferred tax assets due to the change in the U.S. statutory tax rate, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit and an increase in uncertain tax positions.

The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of March 31, 2019 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.

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

The Company enters into foreign currency forward exchange contracts primarily to hedge the risk that unremitted or future royalties and license fees owed to its domestic companies for the sale, or anticipated sale, of U.S.-copyrighted products abroad may be adversely affected by changes in foreign currency exchange rates. The Company focuses on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on its major currencies, which include the Euro, British pound sterling, Japanese yen, Canadian dollar, Swedish krona, Australian dollar, Brazilian real, Korean wan and Norwegian krone. The foreign currency forward exchange contracts related to royalties are designated and qualify as cash flow hedges under the criteria prescribed in ASC 815, Derivatives and Hedging. The Company records these contracts at fair value on its balance sheet and gains or losses on these contracts are deferred in equity (as a component of comprehensive loss). These deferred gains and losses are recognized in income in the period in which the related royalties and license fees being hedged are received and recognized in income. However, to the extent that any of these contracts are not considered to be perfectly effective in offsetting the change in the value of the royalties and license fees being hedged, any changes in fair value relating to the ineffective portion of these contracts are immediately recognized in the statement of operations.

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

The Company’s hedged interest rate transactions as of March 31, 2019 are expected to be recognized within 4 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 13. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

As of March 31, 2019, the Company had outstanding hedge contracts for the sale of $272 million and the purchase of $164 million of foreign currencies at fixed rates that will be settled by September 2019. As of March 31, 2019, the Company had $2 million of unrealized deferred losses in comprehensive income related to foreign exchange hedging. As of September 30, 2018, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.

As of March 31, 2019 and September 30, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with unrealized deferred losses in comprehensive income related to the interest rate swap of $4 million and unrealized deferred gains in comprehensive income related to the interest rate swap of $3 million, respectively.

The unrealized pre-tax losses of the Company’s foreign exchange forward exchange contracts designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2019 was $2 million. The unrealized pre-tax gain of the Company’s foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2018 was $2 million.

The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the six months ended March 31, 2019 was $9 million.  The pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the six months ended March 31, 2018 was $1 million.

The following is a summary of amounts recorded in the Consolidated Balance Sheets pertaining to the Company’s designated cash flows hedges at March 31, 2019 and September 30, 2018:

	March 31,	September 30,
	2019 (a)	2018 (b)
	(in millions)
Other current assets	$2	$—
Other current liabilities	—	—
Other noncurrent assets	—	4
Other noncurrent liabilities	5	—

(a)

$6 million and $4 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $5 million of interest rate swap in a liability position including non-designated cash flow hedges.

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

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Three Months Ended	(in millions)
March 31, 2019
Revenues	$933	$158	$(1)	$1,090
Operating income (loss)	134	27	(39)	122
Amortization of intangible assets	37	18	—	55
Depreciation of property, plant and equipment	9	2	3	14
OIBDA	180	47	(36)	191
March 31, 2018
Revenues	$791	$174	$(2)	$963
Operating income (loss)	80	41	(38)	83
Amortization of intangible assets	38	17	—	55
Depreciation of property, plant and equipment	9	2	3	14
OIBDA	127	60	(35)	152

			Corporate
	Recorded	Music	expenses and
	Music	Publishing	eliminations	Total
Six Months Ended	(in millions)
March 31, 2019
Revenues	$1,974	$323	$(4)	$2,293
Operating income (loss)	297	49	(77)	269
Amortization of intangible assets	75	34	—	109
Depreciation of property, plant and equipment	19	3	6	28
OIBDA	391	86	(71)	406
March 31, 2018
Revenues	$1,695	$317	$(4)	$2,008
Operating income (loss)	209	40	(76)	173
Amortization of intangible assets	74	34	—	108
Depreciation of property, plant and equipment	17	3	6	26
OIBDA	300	77	(70)	307

12. Additional Financial Information

Cash Interest and Taxes

The Company made interest payments of approximately $28 million and $34 million during the three months ended March 31, 2019 and March 31, 2018, respectively. The Company made interest payments of approximately $70 million and $86 million during the six months ended March 31, 2019 and March 31, 2018, respectively. The Company paid approximately $11 million of income and withholding taxes during the three months ended March 31, 2019 and paid approximately $9 million of income and withholding taxes during the three months ended March 31, 2018. The Company paid approximately $18 million of income and withholding taxes during the six months ended March 31, 2019 and paid approximately $17 million of income and withholding taxes during the six months ended March 31, 2018.

Special Cash Dividends

On January 8, 2018, the Company’s Board of Directors approved a special cash dividend of $125 million, which was paid on January 12, 2018 to stockholders of record as of January 11, 2018.

On May 7, 2018, the Company’s Board of Directors approved a special cash dividend of $300 million, which was paid on May 11, 2018 to stockholders of record as of May 7, 2018.

On August 7, 2018, the Company’s Board of Directors approved a special cash dividend of $500 million, which was paid on August 10, 2018 to stockholders of record as of August 7, 2018.

Dividend Policy

The Company’s ability to pay dividends is restricted by covenants in the indentures governing our notes and in the credit agreements for our Senior Term Loan Facility and the Revolving Credit Facility.

In the first quarter of 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. On December 20, 2018 the Company’s Board of Directors approved the first dividend of $31.25 million which was paid on January 4, 2019. On March 26, 2019, the Company’s Board of Directors approved a dividend of $31.25 million paid on April 5, 2019 and recorded as an accrual on March 31, 2019. The declaration of each dividend will continue to be at the discretion of the Company’s Board of Directors.

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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of March 31, 2019 and September 30, 2018.

	Fair Value Measurements as of March 31, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$2	$—	$2
Other Current Liabilities:
Contractual Obligations (b)	—	—	(3)	(3)
Other Non-Current Assets:
Equity Method Investment (d)	—	50	—	50
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	(5)	—	(5)
Total	$—	$47	$(9)	$38

	Fair Value Measurements as of September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Non-Current Assets:
Interest Rate Swap (c)	—	4	—	4
Other Non-Current Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	—	—	—
Total	$—	$4	$(8)	$(4)

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

(c)

The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of March 31, 2019 for contracts involving the same attributes and maturity dates.

(d)

The fair value of equity method investment represents an equity method investment acquired during the six months March 31, 2019 whereby the Company has elected the fair value option under ASC 825 – Financial Instruments.  The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2018	$(8)
Additions	(2)
Reductions	—
Payments	1
Balance at March 31, 2019	$(9)

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

Equity Investments Without Readily Determinable Fair Value

The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. Beginning in October 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, “Summary of Significant Accounting Policies”, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the six months ended March 31, 2019. In addition, there were no observable price changes events that were completed during the six months ended March 31, 2019.

Fair Value of Debt

Based on the level of interest rates prevailing at March 31, 2019, the fair value of the Company’s debt was $3.043 billion. Based on the level of interest rates prevailing at September 30, 2018, the fair value of the Company’s debt was $2.862 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.

14. Related Party

On March 29, 2019, an affiliate of Access acquired the Ford Factory Building from an unaffiliated third party, located on 777 S. Santa Fe Avenue in Los Angeles, California.  The Ford Factory is the Company’s Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease total approximately $10.0 million per year, subject to annual fixed increases. The remaining lease term is 11 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.

15. Subsequent Events

On April 16, 2019, the Company issued a conditional notice of redemption for all of its 5.625% Secured Notes due 2022 currently outstanding.  Settlement of the called 5.625% Secured Notes will occur on May 16, 2019.

On April 30, 2019, Acquisition Corp. issued and sold €195 million in aggregate principal amount of additional 3.625% Senior Secured Notes due 2026 (the “Additional Notes”). The Additional Notes and the 3.625% Secured Notes will be treated as the same series for all purposes under the indenture that governs the 3.625% Secured Notes and the Additional Notes.  The Company intends to use the net proceeds of the offering of the Additional Notes to repurchase, redeem or discharge any and all of the 5.625% Secured Notes due 2022 currently outstanding and for general corporate purposes.

WARNER MUSIC GROUP CORP.

Supplementary Information

Consolidating Financial Statements

The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of March 31, 2019, Acquisition Corp. had issued and outstanding the 5.625% Senior Secured Notes due 2022, the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 3.625% Senior Secured Notes due 2026 and the 5.50% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).

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

Consolidating Balance Sheet (Unaudited)

March 31, 2019

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$8	$252	$210	$—	$470	$—	$—	$—	$470
Accounts receivable, net	—	358	423	—	781	—	—	—	781
Inventories	—	13	52	—	65	—	—	—	65
Royalty advances expected to be recouped within one year	—	95	56	—	151	—	—	—	151
Prepaid and other current assets	—	14	43	—	57	—	—	—	57
Total current assets	8	732	784	—	1,524	—	—	—	1,524
Due from (to) parent companies	480	(385)	(95)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,401	2,283	—	(4,684)	—	790	790	(1,580)	—
Royalty advances expected to be recouped after one year	—	115	69	—	184	—	—	—	184
Property, plant and equipment, net	—	197	98	—	295	—	—	—	295
Goodwill	—	1,370	417	—	1,787	—	—	—	1,787
Intangible assets subject to amortization, net	—	918	884	—	1,802	—	—	—	1,802
Intangible assets not subject to amortization	—	71	82	—	153	—	—	—	153
Deferred tax assets, net	—	—	7	—	7	—	—	—	7
Other assets	6	115	29	—	150	—	—	—	150
Total assets	$2,895	$5,416	$2,275	$(4,684)	$5,902	$790	$790	$(1,580)	$5,902
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$168	$77	$—	$245	$—	$—	$—	$245
Accrued royalties	6	792	711	—	1,509	—	—	—	1,509
Accrued liabilities	—	218	191	—	409	—	—	—	409
Accrued interest	32	—	—	—	32	—	—	—	32
Deferred revenue	—	54	116	—	170	—	—	—	170
Other current liabilities	—	44	109	—	153	—	—	—	153
Total current liabilities	38	1,276	1,204	—	2,518	—	—	—	2,518
Long-term debt	2,990	—	—	—	2,990	—	—	—	2,990
Deferred tax liabilities, net	—	49	181	—	230	—	—	—	230
Other noncurrent liabilities	7	169	108	—	284	—	—	—	284
Total liabilities	3,035	1,494	1,493	—	6,022	—	—	—	6,022
Total Warner Music Group Corp. (deficit) equity	(140)	3,918	766	(4,684)	(140)	790	790	(1,580)	(140)
Noncontrolling interest	—	4	16	—	20	—	—	—	20
Total equity	(140)	3,922	782	(4,684)	(120)	790	790	(1,580)	(120)
Total liabilities and equity	$2,895	$5,416	$2,275	$(4,684)	$5,902	$790	$790	$(1,580)	$5,902

Consolidating Balance Sheet

September 30, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$169	$345	$—	$514	$—	$—	$—	$514
Accounts receivable, net	—	262	185	—	447	—	—	—	447
Inventories	—	18	24	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	79	44	—	123	—	—	—	123
Prepaid and other current assets	—	15	35	—	50	—	—	—	50
Total current assets	—	543	633	—	1,176	—	—	—	1,176
Due from (to) parent companies	488	(214)	(274)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,018	2,192	—	(4,210)	—	675	675	(1,350)	—
Royalty advances expected to be recouped after one year	—	93	60	—	153	—	—	—	153
Property, plant and equipment, net	—	155	74	—	229	—	—	—	229
Goodwill	—	1,370	322	—	1,692	—	—	—	1,692
Intangible assets subject to amortization, net	—	956	895	—	1,851	—	—	—	1,851
Intangible assets not subject to amortization	—	71	83	—	154	—	—	—	154
Deferred tax assets, net	—	—	11	—	11	—	—	—	11
Other assets	12	55	11	—	78	—	—	—	78
Total assets	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$200	$81	$—	$281	$—	$—	$—	$281
Accrued royalties	—	869	527	—	1,396	—	—	—	1,396
Accrued liabilities	—	195	228	—	423	—	—	—	423
Accrued interest	31	—	—	—	31	—	—	—	31
Deferred revenue	—	94	114	—	208	—	—	—	208
Other current liabilities	—	2	32	—	34	—	—	—	34
Total current liabilities	31	1,360	982	—	2,373	—	—	—	2,373
Long-term debt	2,819	—	—	—	2,819	—	—	—	2,819
Deferred tax liabilities, net	—	3	162	—	165	—	—	—	165
Other noncurrent liabilities	2	197	108	—	307	—	—	—	307
Total liabilities	2,852	1,560	1,252	—	5,664	—	—	—	5,664
Total Warner Music Group Corp. (deficit) equity	(334)	3,656	554	(4,210)	(334)	675	675	(1,350)	(334)
Noncontrolling interest	—	5	9	—	14	—	—	—	14
Total equity	(334)	3,661	563	(4,210)	(320)	675	675	(1,350)	(320)
Total liabilities and equity	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2019

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$461	$672	$(43)	$1,090	$—	$—	$—	$1,090
Costs and expenses:
Cost of revenue	—	(214)	(391)	46	(559)	—	—	—	(559)
Selling, general and administrative expenses	—	(186)	(166)	(2)	(354)	—	—	—	(354)
Amortization of intangible assets	—	(25)	(30)	—	(55)	—	—	—	(55)
Total costs and expenses	—	(425)	(587)	44	(968)	—	—	—	(968)
Operating income	—	36	85	1	122	—	—	—	122
Loss on extinguishment of debt	—	—	—	—	-	—	—	—	—
Interest (expense) income, net	(31)	1	(6)	—	(36)	—	—	—	(36)
Equity gains from equity method investments	130	34	—	(164)	—	67	67	(134)	—
Other income (expense), net	16	51	(38)	—	29	—	—	—	29
Income before income taxes	115	122	41	(163)	115	67	67	(134)	115
Income tax expense	(48)	(49)	(26)	75	(48)	—	—	—	(48)
Net income	67	73	15	(88)	67	67	67	(134)	67
Less: income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income attributable to Warner Music Group Corp.	$67	$73	$15	$(88)	$67	$67	$67	$(134)	$67

Consolidating Statement of Operations (Unaudited)

For The Three Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$535	$549	$(121)	$963	$—	$—	$—	$963
Costs and expenses:
Cost of revenue	—	(242)	(327)	81	(488)	—	—	—	(488)
Selling, general and administrative expenses	—	(244)	(135)	42	(337)	—	—	—	(337)
Amortization of intangible assets	—	(23)	(32)	—	(55)	—	—	—	(55)
Total costs and expenses	—	(509)	(494)	123	(880)	—	—	—	(880)
Operating income	—	26	55	2	83	—	—	—	83
Loss on extinguishment of debt	(23)	—	—	—	(23)	—	—	—	(23)
Interest expense, net	(31)	—	(5)	—	(36)	—	—	—	(36)
Equity gains (losses) from equity method investments	66	33	—	(99)	—	(3)	(3)	6	—
Other expense, net	4	(1)	(9)	—	(6)	—	—	—	(6)
Income (loss) before income taxes	16	58	41	(97)	18	(3)	(3)	6	18
Income tax expense	(19)	(18)	(18)	36	(19)	—	—	—	(19)
Net (loss) income	(3)	40	23	(61)	(1)	(3)	(3)	6	(1)
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Net (loss) income attributable to Warner Music Group Corp.	$(3)	$39	$22	$(61)	$(3)	$(3)	$(3)	$6	$(3)

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2019

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$942	$1,526	$(175)	$2,293	$—	$—	$—	$2,293
Costs and expenses:
Cost of revenue	—	(437)	(896)	148	(1,185)	—	—	—	(1,185)
Selling, general and administrative expenses	—	(375)	(383)	28	(730)	—	—	—	(730)
Amortization of intangible assets	—	(50)	(59)	—	(109)	—	—	—	(109)
Total costs and expenses	—	(862)	(1,338)	176	(2,024)	—	—	—	(2,024)
Operating income	—	80	188	1	269	—	—	—	269
Loss on extinguishment of debt	(3)	—	—	—	(3)	—	—	—	(3)
Interest (expense) income, net	(62)	2	(12)	—	(72)	—	—	—	(72)
Equity gains from equity method investments	302	143	—	(445)	—	153	153	(306)	—
Other income (expense), net	14	70	(27)	—	57	—	—	—	57
Income before income taxes	251	295	149	(444)	251	153	153	(306)	251
Income tax expense	(98)	(94)	(50)	144	(98)	—	—	—	(98)
Net income	153	201	99	(300)	153	153	153	(306)	153
Less: income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Net income attributable to Warner Music Group Corp.	$153	$201	$99	$(300)	$153	$153	$153	$(306)	$153

Consolidating Statement of Operations (Unaudited)

For The Six Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,082	$1,170	$(244)	$2,008	$—	$—	$—	$2,008
Costs and expenses:
Cost of revenue	—	(499)	(720)	162	(1,057)	—	—	—	(1,057)
Selling, general and administrative expenses	—	(479)	(273)	82	(670)	—	—	—	(670)
Amortization of intangible assets	—	(47)	(61)	—	(108)	—	—	—	(108)
Total costs and expenses	—	(1,025)	(1,054)	244	(1,835)	—	—	—	(1,835)
Operating income	—	57	116	—	173	—	—	—	173
Loss on extinguishment of debt	(24)	—	—	—	(24)	—	—	—	(24)
Interest (expense) income, net	(60)	1	(13)	—	(72)	—	—	—	(72)
Equity gains from equity method investments	156	76	—	(232)	—	1	1	(2)	—
Other income (expense), net	—	9	(11)	—	(2)	—	—	—	(2)
Income before income taxes	72	143	92	(232)	75	1	1	(2)	75
Income tax expense	(71)	(69)	(28)	97	(71)	—	—	—	(71)
Net income	1	74	64	(135)	4	1	1	(2)	4
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Net income attributable to Warner Music Group Corp.	$1	$73	$62	$(135)	$1	$1	$1	$(2)	$1

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2019

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$67	$73	$15	$(88)	$67	$67	$67	$(134)	$67
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(10)	—	10	(10)	(10)	(13)	(13)	26	(10)
Deferred loss on derivatives	(3)	—	—	—	(3)	(3)	(3)	6	(3)
Other comprehensive (loss) income, net of tax:	(13)	—	10	(10)	(13)	(16)	(16)	32	(13)
Total comprehensive income	54	73	25	(98)	54	51	51	(102)	54
Less: income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Comprehensive income attributable to Warner Music Group Corp.	$54	$73	$25	$(98)	$54	$51	$51	$(102)	$54

Consolidating Statement of Comprehensive Income (Unaudited)

For The Three Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net (loss) income	$(3)	$40	$23	$(61)	$(1)	$(3)	$(3)	$6	$(1)
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	—	(9)	9	9	9	9	(18)	9
Deferred gains on derivative financial instruments	1	—	1	(1)	1	1	1	(2)	1
Other comprehensive income (loss), net of tax:	10	—	(8)	8	10	10	10	(20)	10
Total comprehensive income	7	40	15	(53)	9	7	7	(14)	9
Less: income attributable to noncontrolling interest	—	(1)	(1)	—	(2)	—	—	—	(2)
Comprehensive income attributable to Warner Music Group Corp.	$7	$39	$14	$(53)	$7	$7	$7	$(14)	$7

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2019

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$153	$201	$99	$(300)	$153	$153	$153	$(306)	$153
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(26)	—	26	(26)	(26)	(29)	(29)	58	(26)
Deferred losses on derivative financial instruments	(9)	—	(2)	2	(9)	(9)	(9)	18	(9)
Other comprehensive (loss) income, net of tax:	(35)	—	24	(24)	(35)	(38)	(38)	76	(35)
Total comprehensive income	118	201	123	(324)	118	115	115	(230)	118
Less: income attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—
Comprehensive income attributable to Warner Music Group Corp.	$118	$201	$123	$(324)	$118	$115	$115	$(230)	$118

Consolidating Statement of Comprehensive Income (Unaudited)

For The Six Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Net income	$1	$74	$64	$(135)	$4	$1	$1	$(2)	$4
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	18	—	(18)	18	18	18	18	(36)	18
Deferred gain on derivative financial instruments	2	—	—	—	2	2	2	(4)	2
Other comprehensive income (loss), net of tax:	20	—	(18)	18	20	20	20	(40)	20
Total comprehensive income	21	74	46	(117)	24	21	21	(42)	24
Less: income attributable to noncontrolling interest	—	(1)	(2)	—	(3)	—	—	—	(3)
Comprehensive income attributable to Warner Music Group Corp.	$21	$73	$44	$(117)	$21	$21	$21	$(42)	$21

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2019

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$153	$201	$99	$(300)	$153	$153	$153	$(306)	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	68	69	—	137	—	—	—	137
Unrealized gains and remeasurement of foreign denominated loans	(20)	(5)	—	1	(24)	—	—	—	(24)
Deferred income taxes	—	—	27	—	27	—	—	—	27
Loss on extinguishment of debt	3	—	—	—	3	—	—	—	3
Net gain on investments	—	(30)	(2)	—	(32)	—	—	—	(32)
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Equity-based compensation expense	—	14	—	—	14	—	—	—	14
Equity gains, including distributions	(302)	(143)	—	445	—	(153)	(153)	306	—
Changes in operating assets and liabilities:
Accounts receivable	—	(16)	(74)	—	(90)	—	—	—	(90)
Inventories	—	4	9	—	13	—	—	—	13
Royalty advances	—	(37)	(24)	—	(61)	—	—	—	(61)
Accounts payable and accrued liabilities	—	218	(172)	(146)	(100)	—	—	—	(100)
Royalty payables	6	(93)	133	—	46	—	—	—	46
Accrued interest	1	-	—	—	1	—	—	—	1
Deferred revenue	—	(44)	25	—	(19)	—	—	—	(19)
Other balance sheet changes	4	41	(17)	—	28	—	—	—	28
Net cash (used in) provided by operating activities	(152)	178	73	—	99	—	—	—	99
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(11)	(5)	—	(16)	—	—	—	(16)
Capital expenditures	—	(50)	(9)	—	(59)	—	—	—	(59)
Investments and acquisitions of businesses, net	—	(26)	(192)	—	(218)	—	—	—	(218)
Proceeds from the sale of investments	—	—	—	—	—	—	—	—	—
Advances from issuer	(24)	—	—	24	—	—	—	—	—
Net cash used in investing activities	(24)	(87)	(206)	24	(293)	—	—	—	(293)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Notes due 2026	287	—	—	—	287	—	—	—	287
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—	—	(40)	—	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—	—	(30)	—	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(27)	—	—	—	(27)	—	—	—	(27)
Call premiums paid on and redemption deposit for early redemption of debt	(2)	—	—	—	(2)	—	—	—	(2)
Deferred financing costs paid	(4)	—	—	—	(4)	—	—	—	(4)
Distribution to noncontrolling interest holder	—	(1)	(1)	—	(2)	—	—	—	(2)
Dividends paid	—	(31)	—	—	(31)	—	—	—	(31)
Change in due to (from) issuer	—	24	—	(24)	—	—	—	—	—
Net cash provided by (used in) financing activities	184	(8)	(1)	(24)	151	—	—	—	151
Effect of exchange rate changes on cash and equivalents	—	—	(1)	—	(1)	—	—	—	(1)
Net increase (decrease) in cash and equivalents	8	83	(135)	—	(44)	—	—	—	(44)
Cash and equivalents at beginning of period	—	169	345	—	514	—	—	—	514
Cash and equivalents at end of period	$8	$252	$210	$—	$470	$—	$—	$—	$470

Consolidating Statement of Cash Flows (Unaudited)

For The Six Months Ended March 31, 2018

	WMG				WMG		Warner		Warner
	Acquisition		Non-		Acquisition	WMG	Music		Music
	Corp.	Guarantor	Guarantor		Corp.	Holdings	Group		Group Corp.
	(issuer)	Subsidiaries	Subsidiaries	Eliminations	Consolidated	Corp.	Corp.	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities
Net income	$1	$74	$64	$(135)	$4	$1	$1	$(2)	$4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	67	67	—	134	—	—	—	134
Unrealized losses (gains) and remeasurement of foreign denominated loans	17	3	(9)	—	11	—	—	—	11
Deferred income taxes	—	—	38	—	38	—	—	—	38
Loss on extinguishment of debt	24	—	—	—	24	—	—	—	24
Net gain on divestitures and investments	—	(7)	—	—	(7)	—	—	—	(7)
Non-cash interest expense	3	—	—	—	3	—	—	—	3
Equity-based compensation expense	—	27	—	—	27	—	—	—	27
Equity gains, including distributions	(156)	(76)	—	232	—	(1)	(1)	2	—
Changes in operating assets and liabilities:
Accounts receivable	—	(16)	1	—	(15)	—	—	—	(15)
Inventories	—	(1)	2	—	1	—	—	—	1
Royalty advances	—	(20)	8	—	(12)	—	—	—	(12)
Accounts payable and accrued liabilities	—	101	(104)	(97)	(100)	—	—	—	(100)
Royalty payables	—	48	20	—	68	—	—	—	68
Accrued interest	(14)	—	—	—	(14)	—	—	—	(14)
Deferred revenue	—	9	(25)	—	(16)	—	—	—	(16)
Other balance sheet changes	(4)	43	(49)	—	(10)	—	—	—	(10)
Net cash (used in) provided by operating activities	(129)	252	13	—	136	—	—	—	136
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(4)	(1)	—	(5)	—	—	—	(5)
Capital expenditures	—	(23)	(6)	—	(29)	—	—	—	(29)
Investments and acquisitions of businesses, net	—	(6)	—	—	(6)	—	—	—	(6)
Proceeds from the sale of investments	—	12	—	—	12	—	—	—	12
Advances from issuer	151	—	—	(151)	—	—	—	—	—
Net cash provided by (used in) investing activities	151	(21)	(7)	(151)	(28)	—	—	—	(28)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—	—	—	325	—	—	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	320	—	—	—	320	—	—	—	320
Repayment of redemption deposit for Acquisition Corp. 6.75% Senior Notes	(635)	—	—	—	(635)	—	—	—	(635)
Call premiums paid on and redemption deposit for early redemption of debt	(23)	—	—	—	(23)	—	—	—	(23)
Deferred financing costs paid	(9)	—	—	—	(9)	—	—	—	(9)
Distribution to noncontrolling interest holder	—	—	(2)	—	(2)	—	—	—	(2)
Dividends paid	—	(98)	(27)	—	(125)	—	—	—	(125)
Change in due to (from) issuer	—	(151)	—	151	—	—	—	—	—
Net cash (used in) provided by financing activities	(22)	(249)	(29)	151	(149)	—	—	—	(149)
Effect of exchange rate changes on cash and equivalents	—	—	6	—	6	—	—	—	6
Net decrease in cash and equivalents	—	(18)	(17)	—	(35)	—	—	—	(35)
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$329	$283	$—	$612	$—	$—	$—	$612

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Quarterly Report”).

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended March 31, 2019 and March 31, 2018. This analysis is presented on both a consolidated and segment basis.

•

Financial condition and liquidity. This section provides an analysis of our cash flows for the six months ended March 31, 2019 and March 31, 2018 as well as a discussion of our financial condition and liquidity as of March 31, 2019. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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

Other Business Models to Drive Incremental Revenue

Artist Services and Expanded-Rights Deals

As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 12% of our total revenue during the six months ended March 31, 2019. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$597	$491	$106	22%
Physical	130	147	(17)	-12%
Total Digital and Physical	727	638	89	14%
Artist services and expanded-rights	134	74	60	81%
Licensing	72	79	(7)	-9%
Total Recorded Music	933	791	142	18%
Performance	46	59	(13)	-22%
Digital	65	57	8	14%
Mechanical	13	20	(7)	-35%
Synchronization	31	35	(4)	-11%
Other	3	3	—	—%
Total Music Publishing	158	174	(16)	-9%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenue	$1,090	$963	$127	13%
Revenue by Geographical Location
U.S. Recorded Music	$410	$335	$75	22%
U.S. Music Publishing	75	88	(13)	-15%
Total U.S.	485	423	62	15%
International Recorded Music	523	456	67	15%
International Music Publishing	83	86	(3)	-3%
Total International	606	542	64	12%
Intersegment eliminations	(1)	(2)	1	-50%
Total Revenue	$1,090	$963	$127	13%

Total Revenue

Total revenue increased by $127 million, or 13%, to $1,090 million for the three months ended March 31, 2019 from $963 million for the three months ended March 31, 2018, which includes an increase of $51 million, or 5%, due to the acquisition of EMP and $10 million, or 1%, due to the adoption of the new revenue recognition standard ASC 606, Revenue from Contracts with Customers (“ASC 606”) in October 2018. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended March 31, 2019, respectively, and 82% and 18% of total revenue for the three months ended March 31, 2018, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for the three months ended March 31, 2019 and March 31, 2018.

Total digital revenue after intersegment eliminations increased by $114 million, or 21%, to $661 million for the three months ended March 31, 2019 from $547 million for the three months ended March 31, 2018. Total digital revenue represented 61% and 57% of consolidated revenue for the three months ended March 31, 2019 and March 31, 2018, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2019 was comprised of U.S. revenue of $355 million and international revenue of $307 million, or 54% and 46% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended March 31, 2018 was comprised of U.S. revenue of $278 million and international revenue of $270 million, or 51% and 49% of total digital revenue, respectively.

Recorded Music revenue increased by $142 million, or 18%, to $933 million for the three months ended March 31, 2019 from $791 million for the three months ended March 31, 2018, which includes an increase of $51 million, or 6%, due to the acquisition of EMP and an increase of $8 million due to the adoption of ASC 606. U.S. Recorded Music revenues were $410 million and $335 million, or 44% and 42%, of consolidated Recorded Music revenues for the three months ended March 31, 2019 and March 31, 2018, respectively. International Recorded Music revenues were $523 million and $456 million, or 56% and 58%, of consolidated Recorded Music revenues for the three months ended March 31, 2019 and March 31, 2018, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Revenue was also driven by top sellers including TWICE, Meek Mill, and The Greatest Showman soundtrack. Digital revenue increased by $106 million as a result of the continued growth in streaming services and the adoption of ASC 606. Revenue from streaming services grew by $122 million to $537 million for the three months ended March 31, 2019 from $415 million for the three months ended March 31, 2018. Digital revenue growth was partially offset by a decrease in digital downloads of $17 million to $54 million for the three months ended March 31, 2019 from $71 million for the three months ended March 31, 2018 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $60 million primarily due to a $51 million increase related to the acquisition of EMP and higher merchandising revenues in the U.K., timing of larger tours in France in the current period, partially offset by a touring business divestment in Italy of $24 million and the unfavorable impact of foreign currency exchange rates of $3 million. Physical revenue decreased by $17 million primarily due to the continued shift from physical revenue to digital revenue. Licensing revenue decreased by $7 million primarily due to the unfavorable impact of foreign currency exchange rates of $4 million and higher broadcast fees in the prior year, partially offset by a $7 million impact from the adoption of ASC 606.

Music Publishing revenues decreased by $16 million, or 9%, to $158 million for the three months ended March 31, 2019 from $174 million for the three months ended March 31, 2018. U.S. Music Publishing revenues were $75 million and $88 million, or 47% and 51%, of Music Publishing revenues for the three months ended March 31, 2019 and March 31, 2018, respectively. International Music Publishing revenues were $83 million and $86 million, or 53% and 49%, of Music Publishing revenues for the three months ended March 31, 2019 and March 31, 2018, respectively.

The overall decrease in Music Publishing revenue was mainly driven by decreases in performance revenue of $13 million, mechanical revenue of $7 million, synchronization revenue of $4 million, partially offset by increases in digital revenue of $8 million. The decreases in performance and mechanical revenues is related to decreases in revenues associated with lost administrative rights and lower market share. The decrease in synchronization revenue is due to lower activity during the quarter and impact of ASC 606. The increase in digital revenue includes a $2 million increase resulting from the adoption of ASC 606 and increases in streaming revenue of $11 million driven by the continued growth in streaming services, partially offset by unfavorable impact of foreign currency exchange rates of $2 million and decreases in digital download and mobile revenues.

Revenue by Geographical Location

U.S. revenue increased by $62 million, or 15%, to $485 million for the three months ended March 31, 2019 from $423 million for the three months ended March 31, 2018. U.S. Recorded Music revenue increased by $75 million, or 22%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $76 million driven by the continued growth in streaming services. Streaming revenue increased by $84 million, partially offset by a $9 million decline in digital download revenue. U.S. Recorded Music artist services and expanded-rights revenue also increased by $9 million, or 39%, driven by higher advertising and merchandising revenues. U.S. Music Publishing revenue decreased by $13 million, or 15%, to $75 million for the three months ended March 31, 2019 from $88 million for the three months ended March 31, 2018. This was primarily driven by the decreases in U.S. Music Publishing performance revenue of $7 million and mechanical revenue of $5 million primarily related to decreases in revenues associated with lost administrative rights and lower market share.

International revenue increased by $64 million, or 12%, to $606 million for the three months ended March 31, 2019 from $542 million for the three months ended March 31, 2018, which includes $51 million related to the acquisition of EMP. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $99 million or 20%. International Recorded Music revenue increased $67 million primarily due to increases in digital revenue of $30 million and artist services and expanded-rights revenue of $51 million, partially offset by decreases in physical revenue of $15 million. International Recorded Music digital revenue increased due to a $38 million increase in streaming revenue, partially offset by a $8 million decline in digital downloads. The increase in International Recorded Music streaming revenue was due to continued growth in streaming services internationally and decline in digital downloads is due to the continued shift to streaming services. International Recorded Music artist services and expanded-rights revenue increased $51 million due to the acquisition of EMP, higher merchandising revenues in the U.K., timing of larger tours in France, partially offset by the impact of a touring business divestment in Italy of $24 million. International Recorded Music physical revenue decreased due to the continued shift from physical revenue to digital revenue. International Music Publishing revenue decreased by $3 million, or 4%, to $83 million for the three months ended March 31, 2019 from $86 million for the three months ended March 31, 2018. This was primarily driven by the increase in International Music Publishing digital revenue of $7 million offset by decreases in performance revenue of $6 million primarily due to a decrease in revenues associated with lost administrative rights and lower market share, mechanical revenue of $2 million, synchronization revenue of $1 million, and other revenue of $1 million.

Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$373	$335	$38	11%
Product costs	186	153	33	22%
Total cost of revenues	$559	$488	$71	15%

Artist and repertoire costs increased by $38 million, to $373 million for the three months ended March 31, 2019 from $335 million for the three months ended March 31, 2018. Artist and repertoire costs as a percentage of revenue decreased to 34% for the three months ended March 31, 2019 from 35% for the three months ended March 31, 2018 due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percent of revenue. Excluding EMP, artist and repertoire costs as a percentage of revenue increased to 36% due to higher costs associated with revenue mix and the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from cash to an accrual basis in our Music Publishing segment. The increase of $38 million also relates to the on-going investments in our artists and songwriters.

Product costs increased by $33 million, to $186 million for the three months ended March 31, 2019 from $153 million for the three months ended March 31, 2018. Product costs as a percentage of revenue were 17% for the three months ended March 31, 2019 and 16% for the three months ended March 31, 2018. Increases in product costs relate to the acquisition of EMP of $25 million and higher revenues, which were partially offset by the impact of a touring business divestment in Italy of $22 million.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$171	$197	$(26)	-13%
Selling and marketing expense	157	124	33	27%
Distribution expense	26	16	10	63%
Total selling, general and administrative expense	$354	$337	$17	5%

(1)	Includes depreciation expense of $14 million for the three months ended March 31, 2019 and March 31, 2018.

Total selling, general and administrative expense increased by $17 million, or 5%, to $354 million for the three months ended March 31, 2019 from $337 million for the three months ended March 31, 2018. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 33% for the three months ended March 31, 2019 from 35% for the three months ended March 31, 2018.

General and administrative expense decreased by $26 million, or 13%, to $171 million for the three months ended March 31, 2019 from $197 million for the three months ended March 31, 2018. The decrease in general and administrative expense was mainly due to lower expense associated with our Senior Management Free Cash Flow Plan of $10 million and decreases in severance and restructuring costs of $18 million, partially offset by costs at EMP.  Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the three months ended March 31, 2019 from 21% for the three months ended March 31, 2018.

Selling and marketing expense increased by $33 million, or 27%, to $157 million for the three months ended March 31, 2019 from $124 million for the three months ended March 31, 2018. The increase in selling and marketing expense was primarily due to an increase of $17 million related to the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the three months ended March 31, 2019 from 13% for the three months ended March 31, 2018 mainly due to the acquisition of EMP.

Distribution expense was $26 million for the three months ended March 31, 2019 and $16 million for the three months ended March 31, 2018. Expressed as a percentage of revenue, distribution expense remained constant at 2% for the three months ended March 31, 2019 and the three months ended March 31, 2018.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net income (loss) attributable to Warner Music Group Corp.	$67	$(3)	$70	—%
Income attributable to noncontrolling interest	—	2	(2)	-100%
Net income (loss)	67	(1)	68	—%
Income tax expense	48	19	29	—%
Income before income taxes	115	18	97	—%
Other income, net	(29)	6	(35)	—%
Interest expense, net	36	36	—	—%
Loss on extinguishment of debt	—	23	(23)	-100%
Operating income	122	83	39	47%
Amortization expense	55	55	—	—%
Depreciation expense	14	14	—	—%
OIBDA	$191	$152	$39	26%

OIBDA

OIBDA increased by $39 million, or 26%, to $191 million for the three months ended March 31, 2019 as compared to $152 million for the three months ended March 31, 2018 as a result of higher revenues and lower general and administrative expenses, partially offset by a $4 million decrease due to the adoption of ASC 606. Expressed as a percentage of total revenue, OIBDA increased to 18% for the three months ended March 31, 2019 from 16% for the three months ended March 31, 2018 largely due to lower general and administrative expenses in the quarter.

Amortization expense

Our amortization expense remained flat at $55 million for the three months ended March 31, 2019 and March 31, 2018.

Operating income

Our operating income increased by $39 million to $122 million for the three months ended March 31, 2019 from $83 million for the three months ended March 31, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.

Loss on extinguishment of debt

There was no loss on extinguishment of debt for the three months ended March 31, 2019. We recorded a loss on extinguishment of debt in the amount of $23 million for the three months ended March 31, 2018 related to the partial redemption of the 6.75% Senior Notes.

Interest expense, net

Our interest expense, net, remained flat at $36 million for the three months ended March 31, 2019 and March 31, 2018.

Other income, net

Other income, net, for the three months ended March 31, 2019 primarily includes the unrealized gain of $15 million on the mark-to-market of an equity method investment, foreign currency gains on our Euro denominated debt of $10 million, and currency exchange gains on our intercompany loans of $5 million. This compares to foreign currency losses on our Euro denominated debt and derivative liabilities of $13 million, partially offset by foreign currency gains on our intercompany loans of $7 million for the three months ended March 31, 2018.

Income tax expense

Our income tax expense increased by $29 million to $48 million for the three months ended March 31, 2019 from $19 million of tax expense for the three months ended March 31, 2018. The change of $29 million in income tax expense primarily relates to higher pre-tax income in the three months ended March 31, 2019.

Net Income (Loss)

Net income increased by $68 million to $67 million for the three months ended March 31, 2019 from a net loss of $1 million for the three months ended March 31, 2018 as a result of the factors described above.

Noncontrolling interest

There was no income attributable to noncontrolling interest for the three months ended March 31, 2019 primarily due to the adoption of ASC 606. There was $2 million of income attributable to noncontrolling interest for the three months ended March 31, 2018.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Recorded Music
Revenue	$933	$791	$142	18%
Operating income	134	80	54	68%
OIBDA	180	127	53	42%
Music Publishing
Revenue	158	174	(16)	-9%
Operating income (loss)	27	41	(14)	-34%
OIBDA	47	60	(13)	-22%
Corporate expenses and eliminations
Revenue elimination	(1)	(2)	1	-50%
Operating loss	(39)	(38)	(1)	3%
OIBDA loss	(36)	(35)	(1)	3%
Total
Revenue	1,090	963	127	13%
Operating income	122	83	39	47%
OIBDA	191	152	39	26%

Recorded Music

Revenues

Recorded Music revenue increased by $142 million, or 18%, to $933 million for the three months ended March 31, 2019 from $791 million for the three months ended March 31, 2018. U.S. Recorded Music revenues were $410 million and $335 million, or 44% and 42%, of consolidated Recorded Music revenues for both the three months ended March 31, 2019 and March 31, 2018, respectively. International Recorded Music revenues were $523 million and $456 million, or 56% and 58%, of consolidated Recorded Music revenues for both the three months ended March 31, 2019 and March 31, 2018, respectively.

The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth and the EMP acquisition as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$280	$242	$38	16%
Product costs	186	153	33	22%
Total cost of revenues	$466	$395	$71	18%

Recorded Music cost of revenues increased by $71 million, or 18%, to $466 million for the three months ended March 31, 2019 from $395 million for the three months ended March 31, 2018. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 30% for the three months ended March 31, 2019 from 31% for the three months ended March 31, 2018. The decrease in artist and repertoire costs as a percentage of revenue was primarily due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percentage of revenue. Excluding EMP, artist and repertoire costs as a percentage of revenue increased to 32% due to higher costs associated with revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 20% for the three months ended March 31, 2019 from 19% for the three months ended March 31, 2018. The increase in product costs relate to the acquisition of EMP of $25 million and higher revenues, which were partially offset by the impact of a touring business divestment in Italy of $22 million.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$117	$141	$(24)	-17%
Selling and marketing expense	153	121	32	26%
Distribution expense	26	16	10	63%
Total selling, general and administrative expense	$296	$278	$18	6%

(1)	Includes depreciation expense of $9 million for the three months ended March 31, 2019 and March 31, 2018.

Recorded Music selling, general and administrative expense increased by $18 million, or 6%, to $296 million for the three months ended March 31, 2019 from $278 million for the three months ended March 31, 2018. The decrease in general and administrative expense was primarily due to lower expense associated with our Senior Management Free Cash Flow Plan of $6 million and decreases in severance and restructuring costs of $18 million, partially offset by costs at EMP. The increase in selling and marketing expense was primarily due to $17 million resulting from the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. The increase in distribution expense was primarily due to $7 million in costs resulting from the acquisition of EMP in the quarter. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 32% for the three months ended March 31, 2019 from 35% for the three months ended March 31, 2018.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating Income	$134	$80	$54	68%
Depreciation and amortization	46	47	(1)	-2%
OIBDA	$180	$127	$53	42%

Recorded Music OIBDA increased by $53 million, or 42%, to $180 million for the three months ended March 31, 2019 from $127 million for the three months ended March 31, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 19% for the three months ended March 31, 2019 from 16% for the three months ended March 31, 2018. Recorded Music OIBDA included an $8 million increase due to the adoption of ASC 606.

Recorded Music operating income increased by $54 million to $134 million for the three months ended March 31, 2019 from $80 million for the three months ended March 31, 2018 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues decreased by $16 million, or 9%, to $158 million for the three months ended March 31, 2019 from $174 million for the three months ended March 31, 2018. U.S. Music Publishing revenues were $75 million and $88 million, or 47% and 51%, of Music Publishing revenues for the three months ended March 31, 2019 and March 31, 2018, respectively. International Music Publishing revenues were $83 million and $86 million, or 53% and 49%, of Music Publishing revenues for the three months ended March 31, 2019 and March 31, 2018, respectively.

The overall decrease in Music Publishing revenue was mainly driven by the decrease in revenues associated with lost administrative rights and lower market share as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$94	$95	$(1)	-1%
Total cost of revenues	$94	$95	$(1)	-1%

Music Publishing cost of revenues decreased by $1 million, or 1%, to $94 million for the three months ended March 31, 2019 from $95 million for the three months ended March 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues increased to 60% for the three months ended March 31, 2019 from 55% for the three months ended March 31, 2018, primarily due to the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$19	$20	$(1)	-5%
Selling and marketing expense	—	1	(1)	-100%
Total selling, general and administrative expense	$19	$21	$(2)	-10%

(1)	Includes depreciation expense of $2 million for the three months ended March 31, 2019 and March 31, 2018.

Music Publishing selling, general and administrative expense decreased by $2 million, or 10%, to $19 million for the three months ended March 31, 2019 from $21 million for the three months ended March 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 12% for the three months ended March 31, 2019 and for the three months ended March 31, 2018.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating income (loss)	$27	$41	$(14)	34%
Depreciation and amortization	20	19	1	5%
OIBDA	$47	$60	$(13)	-22%

Music Publishing OIBDA decreased by $13 million, or 22%, to $47 million for the three months ended March 31, 2019 from $60 million for the three months ended March 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA decreased to 30% for the three months ended March 31, 2019 from 35% for the three months ended March 31, 2018.  The decrease was primarily due to $12 million from the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Music Publishing operating income decreased by $14 million to $27 million for the three months ended March 31, 2019 from $41 million operating income for the three months ended March 31, 2018 largely due to a transition in timing of revenues and related costs resulting from the adoption of ASC 606.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $1 million for the three months ended March 31, 2019 to $39 million from $38 million for the three months ended March 31, 2018.

Our OIBDA loss from corporate expenses and eliminations increased by $1 million for the three months ended March 31, 2019 to $36 million from $35 million for the three months ended March 31, 2018.

RESULTS OF OPERATIONS

Six Months Ended March 31, 2019 Compared with Six Months Ended March 31, 2018

Consolidated Results

Revenues

Our revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$1,160	$972	$188	19%
Physical	361	370	(9)	-2%
Total Digital and Physical	1,521	1,342	179	13%
Artist services and expanded-rights	300	179	121	68%
Licensing	153	174	(21)	-12%
Total Recorded Music	1,974	1,695	279	17%
Performance	99	102	(3)	-3%
Digital	130	110	20	18%
Mechanical	28	38	(10)	-26%
Synchronization	60	62	(2)	-3%
Other	6	5	1	20%
Total Music Publishing	323	317	6	2%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$2,293	$2,008	$285	14%
Revenue by Geographical Location
U.S. Recorded Music	$841	$705	$136	19%
U.S. Music Publishing	148	151	(3)	-2%
Total U.S.	989	856	133	16%
International Recorded Music	1,133	990	143	14%
International Music Publishing	175	166	9	5%
Total International	1,308	1,156	152	13%
Intersegment eliminations	(4)	(4)	—	—%
Total Revenue	$2,293	$2,008	$285	14%

Total Revenue

Total revenue increased by $285 million, or 14%, to $2,293 million for the six months ended March 31, 2019 from $2,008 million for the six months ended March 31, 2018, which includes an increase of $127 million, or 6%, due to the acquisition of EMP and $30 million, or 1%, due to the adoption of the new revenue recognition standard ASC 606, Revenue from Contracts with Customers (“ASC 606”) in October 2018. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the six months ended March 31, 2019, respectively, and 84% and 16% of total revenue for the six months ended March 31, 2018, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for the six months ended March 31, 2019 and March 31, 2018.

Total digital revenue after intersegment eliminations increased by $208 million, or 19%, to $1,288 million for the six months ended March 31, 2019 from $1,080 million for the six months ended March 31, 2018. Total digital revenue represented 56% and 54% of consolidated revenue for the six months ended March 31, 2019 and March 31, 2018, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2019 was comprised of U.S. revenue of $685 million and international revenue of $605 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the six months ended March 31, 2018 was comprised of U.S. revenue of $557 million and international revenue of $525 million, or 51% and 49% of total digital revenue, respectively.

Recorded Music revenue increased by $279 million, or 17%, to $1,974 million for the six months ended March 31, 2019 from $1,695 million for the six months ended March 31, 2018, which includes an increase of $127 million, or 6%, due to the acquisition of EMP, partially offset by the impact of a touring business divestment in Italy of $42 million. U.S. Recorded Music revenues were $841 million and $705 million, or 43% and 42%, of consolidated Recorded Music revenues for the six months ended March 31, 2019 and March 31, 2018, respectively. International Recorded Music revenues were $1,133 million and $990 million, or 57% and 58%, of consolidated Recorded Music revenues for the six months ended March 31, 2019 and March 31, 2018, respectively.

The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in licensing revenue and physical revenue. Digital revenue increased by $188 million as a result of the continued growth in streaming services, a strong release schedule including top sellers Johnny Hallyday, Ed Sheeran, and The Greatest Showman soundtrack, and the adoption of ASC 606. Revenue from streaming services grew by $220 million to $1,039 million for the six months ended March 31, 2019 from $819 million for the six months ended March 31, 2018. Digital revenue growth was partially offset by a digital download decrease of $33 million to $110 million for the six months ended March 31, 2019 from $143 million for the six months ended March 31, 2018 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $121 million primarily due to a $127 million increase related to the acquisition of EMP and higher merchandising revenues in the U.S. and the U.K., partially offset by timing of larger tours in France in the prior year compared to the current period, touring business divestment in Italy of $42 million and the unfavorable impact of foreign currency exchange rates of $6 million. Licensing revenue decreased by $21 million primarily due to a $3 million impact from the adoption of ASC 606, the unfavorable impact of foreign currency exchange rates of $7 million, and higher broadcast fees in the prior year. Physical revenue decreased by $9 million primarily due to the unfavorable impact of foreign currency exchange rates of $11 million, continued shift from physical revenue to digital revenue, partially offset by success of new releases.

Music Publishing revenues increased by $6 million, or 2%, to $323 million for the six months ended March 31, 2019 from $317 million for the six months ended March 31, 2018, which includes an increase of $28 million, or 9%, due to the adoption of ASC 606. U.S. Music Publishing revenues were $148 million and $151 million, or 46% and 48%, of Music Publishing revenues for the six months ended March 31, 2019 and March 31, 2018, respectively. International Music Publishing revenues were $175 million and $166 million, or 54% and 52%, of Music Publishing revenues for the six months ended March 31, 2019 and March 31, 2018, respectively.

The overall increase in Music Publishing revenue was mainly driven by increases in digital revenue of $20 million and other revenue of $1 million, partially offset by decreases in mechanical revenue of $10 million, performance revenue of $3 million, and synchronization revenue of $2 million. The increase in overall Music Publishing revenue is due to the adoption of ASC 606 related to the transition from cash to accrual basis of $28 million. The increase in digital revenue includes a $9 million increase resulting from the adoption of ASC 606 and increases in streaming revenue of $21 million driven by the continued growth in streaming services, partially offset by a decrease in digital download revenue of $6 million. The decreases in mechanical revenue and performance revenue include a $17 million increase resulting from the impact of adoption of ASC 606, partially offset by a decrease related to revenues associated with lost administrative rights and lower market share.

Revenue by Geographical Location

U.S. revenue increased by $133 million, or 16%, to $989 million for the six months ended March 31, 2019 from $856 million for the six months ended March 31, 2018. U.S. Recorded Music revenue increased by $136 million, or 19%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $119 million driven by the continued growth in streaming services. Streaming revenue increased by $137 million, partially offset by a $19 million decline in digital download revenue. U.S. Recorded Music artist services and expanded-rights revenue also increased by $24 million, or 43%, driven by higher advertising and merchandising revenues. U.S. Music Publishing revenue decreased by $3 million, or 2%, to $148 million for the six months ended March 31, 2019 from $151 million for the six months ended March 31, 2018. This was primarily driven by the increases in U.S. Music Publishing digital revenue of $9 million offset by decreases in mechanical revenue of $7 million, performance revenue of $3 million, and synchronization revenue of $3 million.

International revenue increased by $152 million, or 13%, to $1,308 million for the six months ended March 31, 2019 from $1,156 million for the six months ended March 31, 2018, which includes $127 million related to the acquisition of EMP. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $211 million or 19%. International Recorded Music revenue increased $143 million primarily due to increases in artist services and expanded-rights revenue of $97 million and digital revenue of $69 million, partially offset by decreases in licensing revenue of $15 million and physical revenue of $8 million. International Recorded Music digital revenue increased due to a $83 million increase in streaming revenue, partially offset by a $14 million decline in digital downloads. The increase in International Recorded Music streaming revenue was due to continued growth in streaming services internationally and strong release performance. Decline in digital downloads is due to the continued shift to streaming services. International Recorded Music artist services and expanded-rights revenue increased due to $127 million related to the acquisition of EMP and higher merchandising revenues in the U.S. and U.K., partially offset by timing of larger tours in France in the prior year compared to the current period, the impact of a touring business divestment in Italy of $42 million and the unfavorable impact of foreign currency exchange rates of $6 million. International Recorded Music licensing revenue decreased due to the unfavorable impact of foreign currency exchange rates of $7 million. International Recorded Music physical revenue decreased due to the continued shift from physical revenue to digital revenue and the unfavorable impact of foreign currency exchange rates of $11 million, partially offset by the success of new releases, including Johnny Hallyday. International Music Publishing revenue increased by $9 million, or 5%, to $175 million for the six months ended March 31, 2019 from $166 million for the six months ended March 31, 2018. This was primarily driven by the increase in International Music Publishing digital revenue of $11 million primarily due to the adoption of ASC 606 and growth in streaming offset by a decrease in mechanical revenue of $3 million.

Our cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$773	$709	$64	9%
Product costs	412	348	64	18%
Total cost of revenues	$1,185	$1,057	$128	12%

Artist and repertoire costs increased by $64 million, to $773 million for the six months ended March 31, 2019 from $709 million for the six months ended March 31, 2018. Artist and repertoire costs as a percentage of revenue decreased to 34% for the six months ended March 31, 2019 from 35% for the six months ended March 31, 2018 due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percent of revenue. Excluding EMP, artist and repertoire costs as a percentage of revenue increased to 36% due to higher costs associated with revenue mix and the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from cash to an accrual basis in our Music Publishing segment. The increase of $64 million also relates to the on-going investments in our artists and songwriters.

Product costs increased by $64 million, to $412 million for the six months ended March 31, 2019 from $348 million for the six months ended March 31, 2018. Product costs as a percentage of revenue were 18% for the six months ended March 31, 2019 and 17% for the six months ended March 31, 2018. Increases in product costs relate to the acquisition of EMP of $62 million and higher revenues, which were partially offset by the impact of a touring business divestment in Italy of $37 million.

Selling, general and administrative expenses

Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$351	$382	$(31)	-8%
Selling and marketing expense	317	252	65	26%
Distribution expense	62	36	26	72%
Total selling, general and administrative expense	$730	$670	$60	9%

(1)	Includes depreciation expense of $28 million and $26 million for the six months ended March 31, 2019 and March 31, 2018, respectively.

Total selling, general and administrative expense increased by $60 million, or 9%, to $730 million for the six months ended March 31, 2019 from $670 million for the six months ended March 31, 2018. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 32% for the six months ended March 31, 2019 from 33% for the six months ended March 31, 2018.

General and administrative expense decreased by $31 million, or 8%, to $351 million for the six months ended March 31, 2019 from $382 million for the six months ended March 31, 2018. The decrease in general and administrative expense was mainly due to lower expense associated with our Senior Management Free Cash Flow Plan of $16 million and decreases in severance and restructuring costs of $19 million, partially offset by costs at EMP. Expressed as a percentage of revenue, general and administrative expense decreased to 15% for the six months ended March 31, 2019 from 19% for the six months ended March 31, 2018.

Selling and marketing expense increased by $65 million, or 26%, to $317 million for the six months ended March 31, 2019 from $252 million for the six months ended March 31, 2018. The increase in selling and marketing expense was primarily due to an increase of $37 million related to the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the six months ended March 31, 2019 from 13% for the six months ended March 31, 2018 mainly due to the acquisition of EMP.

Distribution expense was $62 million for the six months ended March 31, 2019 and $36 million for the six months ended March 31, 2018. Expressed as a percentage of revenue, distribution expense increased to 3% for the six months ended March 31, 2019 from 2% for the six months ended March 31, 2018 mainly due to $18 million in costs resulting from the acquisition of EMP.

Reconciliation of Net Income Attributable to Warner Music Group Corp. and Operating Income to Consolidated OIBDA

As previously described, we use OIBDA as our primary measure of financial performance. The following table reconciles operating income to OIBDA, and further provides the components from net income attributable to Warner Music Group Corp. to operating income for purposes of the discussion that follows (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$153	$1	$152	—%
Income attributable to noncontrolling interest	—	3	(3)	-100%
Net income	153	4	149	—%
Income tax expense (benefit)	98	71	27	38%
Income before income taxes	251	75	176	—%
Other (income) expense, net	(57)	2	(59)	—%
Interest expense, net	72	72	—	—%
Loss on extinguishment of debt	3	24	(21)	-88%
Operating income	269	173	96	55%
Amortization expense	109	108	1	1%
Depreciation expense	28	26	2	8%
OIBDA	$406	$307	$99	32%

OIBDA

OIBDA increased by $99 million, or 32%, to $406 million for the six months ended March 31, 2019 as compared to $307 million for the six months ended March 31, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of total revenue, OIBDA increased to 18% for the six months ended March 31, 2019 from 15% for the six months ended March 31, 2018 largely due to $14 million related to the transition in timing of revenues and related costs resulting from the adoption of ASC 606, $10 million related to the acquisition of EMP, and lower general and administrative expenses.

Amortization expense

Our amortization expense increased by $1 million, or 1%, to $109 million for the six months ended March 31, 2019 from $108 million for the six months ended March 31, 2018, primarily due to an increase in amortizable intangible assets and the impact of foreign currency exchange rates.

Operating income

Our operating income increased by $96 million to $269 million for the six months ended March 31, 2019 from $173 million for the six months ended March 31, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt in the amount of $3 million for the six months ended March 31, 2019, which represents the unamortized deferred financing costs related to the partial redemption of the 4.125% Secured Notes and 5.625% Secured Notes, and the open market purchases of the 4.875% Secured Notes. We recorded a loss on extinguishment of debt in the amount of $24 million for the six months ended March 31, 2018 related to the partial redemption of the 6.75% Senior Notes and the December 2017 Senior Term Loan Credit Agreement Amendment.

Interest expense, net

Our interest expense, net, remained flat at $72 million for the six months ended March 31, 2019 and March 31, 2018.

Other income, net

Other income, net, for the six months ended March 31, 2019 primarily includes the unrealized gain of $30 million on the mark-to-market of an equity method investment and $6 million unrealized gains on hedging activity and foreign currency gains on our Euro denominated debt of $20 million. This compares to other expense, net for the six months ended March 31, 2018 which includes a loss on our Euro denominated debt and derivative liabilities of $19 million, partially offset by currency exchange gains on our intercompany loans of $9 million and an $8 million gain on the sale of investments.

Income tax expense

Our income tax expense increased by $27 million to $98 million for the six months ended March 31, 2019 from $71 million of tax expense for the six months ended March 31, 2018. The change of $27 million in income tax expense primarily relates to higher pre-tax income and the tax impact of the GILTI for the six months ended March 31, 2019 as compared to the $26 million impact of the U.S. tax reform in the six months ended March 31, 2018.

In connection with the proposed regulations issued by the Internal Revenue Service in November 2018, the Company is evaluating the impact of these proposed regulations to its valuation allowance for foreign tax credits of approximately $133 million as of September 30, 2018.  Subject to the regulations being enacted as proposed, the regulations may result in a change to the amount of foreign tax credits that is more likely than not to be realized and thus result in a reduction to the valuation allowance.

Net Income

Net income increased by $149 million to $153 million for the six months ended March 31, 2019 from net income of $4 million for the six months ended March 31, 2018 as a result of the factors described above.

Noncontrolling interest

There was no income attributable to noncontrolling interest for the six months ended March 31, 2019 primarily due to the adoption of ASC 606. There was $3 million of income attributable to noncontrolling interest for the three months ended March 31, 2018.

Business Segment Results

Revenue, operating income (loss) and OIBDA by business segment were as follows (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Recorded Music
Revenue	$1,974	$1,695	$279	16%
Operating income	297	209	88	42%
OIBDA	391	300	91	30%
Music Publishing
Revenue	323	317	6	2%
Operating income	49	40	9	23%
OIBDA	86	77	9	12%
Corporate expenses and eliminations
Revenue elimination	(4)	(4)	—	—%
Operating loss	(77)	(76)	(1)	1%
OIBDA loss	(71)	(70)	(1)	1%
Total
Revenue	2,293	2,008	285	14%
Operating income	269	173	96	55%
OIBDA	406	307	99	32%

Recorded Music

Revenues

Recorded Music revenue increased by $279 million, or 16%, to $1,974 million for the six months ended March 31, 2019 from $1,695 million for the six months ended March 31, 2018. U.S. Recorded Music revenues were $841 million and $705 million, or 43% and 42%, of consolidated Recorded Music revenues for both the six months ended March 31, 2019 and March 31, 2018, respectively. International Recorded Music revenues were $1,133 million and $990 million, or 57% and 58%, of consolidated Recorded Music revenues for both the six months ended March 31, 2019 and March 31, 2018, respectively.

The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth, strong releases, and the EMP acquisition as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$575	$509	$66	13%
Product costs	412	348	64	18%
Total cost of revenues	$987	$857	$130	15%

Recorded Music cost of revenues increased by $130 million, or 15%, to $987 million for the six months ended March 31, 2019 from $857 million for the six months ended March 31, 2018. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 29% for the six months ended March 31, 2019 from 30% for the six months ended March 31, 2018. The decrease in artist and repertoire costs as a percentage of revenue was primarily due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percentage of revenue. Excluding EMP, artist and repertoire costs as a percentage of revenue increased to 31% due to higher costs associated with revenue mix. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained flat at 21% for the six months ended March 31, 2019 and March 31, 2018.

Selling, general and administrative expense

Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$243	$272	$(29)	-11%
Selling and marketing expense	310	247	63	26%
Distribution expense	62	36	26	72%
Total selling, general and administrative expense	$615	$555	$60	11%

(1)	Includes depreciation expense of $19 million and $17 million for the six months ended March 31, 2019 and March 31, 2018, respectively.

Recorded Music selling, general and administrative expense increased by $60 million, or 11%, to $615 million for the six months ended March 31, 2019 from $555 million for the six months ended March 31, 2018. The decrease in general and administrative expense was primarily due to lower expense associated with our Senior Management Free Cash Flow Plan of $10 million and decreases in severance and restructuring costs of $19 million, partially offset by costs at EMP. The increase in selling and marketing expense was primarily due to $37 million resulting from the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. The increase in distribution expense was primarily due to $18 million in costs resulting from the acquisition of EMP in the quarter. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 31% for the six months ended March 31, 2019 from 33% for the six months ended March 31, 2018 mainly due to the acquisition of EMP.

Operating income and OIBDA

Recorded Music OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating Income	$297	$209	$88	42%
Depreciation and amortization	94	91	3	3%
OIBDA	$391	$300	$91	30%

Recorded Music OIBDA increased by $91 million, or 30%, to $391 million for the six months ended March 31, 2019 from $300 million for the six months ended March 31, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 20% for the six months ended March 31, 2019 from 18% for the six months ended March 31, 2018. Recorded Music OIBDA included increases of $10 million from the acquisition of EMP and $2 million due to the adoption of ASC 606.

Recorded Music operating income increased by $88 million to $297 million for the six months ended March 31, 2019 from $209 million for the six months ended March 31, 2018 due to the factors that led to the increase in Recorded Music OIBDA noted above.

Music Publishing

Revenues

Music Publishing revenues increased by $6 million, or 2%, to $323 million for the six months ended March 31, 2019 from $317 million for the six months ended March 31, 2018. U.S. Music Publishing revenues were $148 million and $151 million, or 46% and 48%, of Music Publishing revenues for the six months ended March 31, 2019 and March 31, 2018, respectively. International Music Publishing revenues were $175 million and $166 million, or 54% and 52%, of Music Publishing revenues for the six months ended March 31, 2019 and March 31, 2018, respectively.

The overall increase in Music Publishing revenue was mainly driven by the increase in digital revenue resulting from the adoption of ASC 606, partially offset by a decrease in revenues associated with lost administrative rights and lower market share as described in the “Total Revenues” and “Revenue by Geographical Location” sections above.

Cost of revenues

Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$202	$204	$(2)	-1%
Total cost of revenues	$202	$204	$(2)	-1%

Music Publishing cost of revenues decreased by $2 million, or 1%, to $202 million for the six months ended March 31, 2019 from $204 million for the six months ended March 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the six months ended March 31, 2019 from 64% for the six months ended March 31, 2018, primarily due to the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Selling, general and administrative expense

Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$37	$38	$(1)	-3%
Selling and marketing expense	1	1	—	—%
Total selling, general and administrative expense	$38	$39	$(1)	-3%

(1)	Includes depreciation expense of $3 million for the six months ended March 31, 2019 and March 31, 2018.

Music Publishing selling, general and administrative expense decreased by $1 million, or 3%, to $38 million for the six months ended March 31, 2019 from $39 million for the six months ended March 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 12% for the six months ended March 31, 2019 and for the six months ended March 31, 2018.

Operating income and OIBDA

Music Publishing OIBDA included the following amounts (in millions):

	For the Six Months Ended March 31,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating income	$49	$40	$9	23%
Depreciation and amortization	37	37	—	—%
OIBDA	$86	$77	$9	12%

Music Publishing OIBDA increased by $9 million, or 12%, to $86 million for the six months ended March 31, 2019 from $77 million for the six months ended March 31, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 27% for the six months ended March 31, 2019 from 24% for the six months ended March 31, 2018. The increase was primarily due to $12 million from the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Music Publishing operating income increased by $9 million to $49 million for the six months ended March 31, 2019 from $40 million operating income for the six months ended March 31, 2018 largely due to a transition in timing of revenues and related costs resulting from the adoption of ASC 606.

Corporate Expenses and Eliminations

Our operating loss from corporate expenses and eliminations increased by $1 million to $77 million for the six months ended March 31, 2019 from $76 million for the six months ended March 31, 2018.

Our OIBDA loss from corporate expenses and eliminations increased by $1 million to $71 million for the six months ended March 31, 2019 from $70 million for the six months ended March 31, 2018.

FINANCIAL CONDITION AND LIQUIDITY

Financial Condition at March 31, 2019

At March 31, 2019, we had $2.990 billion of debt (which is net of $28 million of deferred financing costs), $470 million of cash and equivalents (net debt of $2.520 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $140 million of Warner Music Group Corp. deficit. This compares to $2.819 billion of debt (which is net of $28 million of deferred financing costs), $514 million of cash and equivalents (net debt of $2.305 billion) and $334 million of Warner Music Group Corp. deficit at September 30, 2018.

Cash Flows

The following table summarizes our historical cash flows. The financial data for the six months ended March 31, 2019 and March 31, 2018 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Six Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating Activities	$99	$136
Investing Activities	(293)	(28)
Financing Activities	151	(149)

Operating Activities

Cash provided by operating activities was $99 million for the six months ended March 31, 2019 as compared with cash provided by operating activities of $136 million for the six months ended March 31, 2018. The $37 million decrease in cash provided by operating activities was due to higher royalty payables, increased royalty advance investments and timing of accounts receivables, which includes the adoption of ASC 606 in October, partially offset by an OIBDA increase of $99 million.

Investing Activities

Cash used in investing activities was $293 million for the six months ended March 31, 2019 as compared with cash used in investing activities of $28 million for the six months ended March 31, 2018. The $293 million of cash used in investing activities in the six months ended March 31, 2019 consisted of the $183 million relating to the acquisition of EMP, net of cash and equivalents acquired, $35 million relating to the acquisition of equity investments, $59 million relating to capital expenditures and $16 million to acquire music publishing rights. The $28 million of cash used in investing activities in the six months ended March 31, 2018 consisted of $29 million of capital expenditures, which had increased due to costs incurred related to the build-out of our Los Angeles office, $6 million of investments and acquisitions and $5 million to acquire music publishing rights, partially offset by $12 million of proceeds from sale of investments.

Financing Activities

Cash provided by financing activities was $151 million for the six months ended March 31, 2019 compared to $149 million used in financing activities for the six months ended March 31, 2018. The $151 million of cash provided by financing activities for the six months ended March 31, 2019 consisted of proceeds of $287 million from the issuance of Acquisition Corp.’s 3.625% Secured Notes due 2026 partially offset by deferred financing costs paid of $4 million, the partial repayment of Acquisition Corp.’s 4.125% Secured Notes due 2024 of $40 million, 4.875% Secured Notes due 2024 of $30 million and 5.625% Secured Notes due 2022 of $27 million, including call premiums paid of $2 million, for an aggregate $99 million, dividends paid of $31 million and distributions to noncontrolling interest holders of $2 million. The $149 million of cash used in financing activities for the six months ended March 31, 2018 consisted of the repayment of and deposit for Acquisition Corp.’s 6.75% Senior Notes of $635 million, special cash dividends paid of $125 million, call premiums paid on and redemption deposit for early redemption of $23 million, deferred financing costs paid of $9 million, and a distribution to our non-controlling interest holders of $2 million, partially offset by proceeds from issuance of Acquisition Corp.’s 5.50% Senior Notes of $325 million, and proceeds from the issuance of Acquisition Corp.’s Senior Term Loan Facility of $320 million.

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

Existing Debt as of March 31, 2019

As of March 31, 2019, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,311
5.625% Senior Secured Notes due 2022 (c)	220
5.000% Senior Secured Notes due 2023 (d)	297
4.125% Senior Secured Notes due 2024 (e)	346
4.875% Senior Secured Notes due 2024 (f)	217
3.625% Senior Secured Notes due 2026 (g)	278
5.500% Senior Notes due 2026 (h)	321
Total long-term debt, including the current portion (i)	$2,990

(a)

Reflects $180 million of commitments under the Revolving Credit Facility available at March 31, 2019 less letters of credit outstanding of approximately $16 million at March 31, 2019. There were no loans outstanding under the Revolving Credit Facility at March 31, 2019.

(b)	Principal amount of $1.326 billion less unamortized discount of $4 million and unamortized deferred financing costs of $11 million at March 31, 2019.
(c)	Principal amount of $221 million less unamortized deferred financing costs of $1 million at March 31, 2019.
(d)	Principal amount of $300 million less unamortized deferred financing costs of $3 million at both March 31, 2019.
(e)

Face amount of €311 million at March 31, 2019. Above amounts represent the dollar equivalent of such note at March 31, 2019. Principal amount of $349 million at March 31, 2019, less unamortized deferred financing costs of $3 million at March 31, 2019.

(f)	Principal amount of $220 million less unamortized deferred financing costs of $3 million at March 31, 2019.
(g)

Face amount of €250 million at March 31, 2019. Above amounts represent the dollar equivalent of such note at March 31, 2019. Principal amount of $281 million at March 31, 2019 less unamortized deferred financing costs of $3 million at March 31, 2019.

(h)	Principal amount of $325 million less unamortized deferred financing costs of $4 million at March 31, 2019.
(i)	Principal amount of debt of $3.022 billion less unamortized discount of $4 million and unamortized deferred financing costs of $28 million at March 31, 2019.

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

In the first quarter of 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. On December 20, 2018 the Company’s Board of Directors approved the first dividend of $31.25 million which was paid on January 4, 2019. On March 26, 2019, the Company’s Board of Directors approved a dividend of $31.25 million paid on April 5, 2019 and recorded as an accrual on March 31, 2019. The declaration of each dividend will continue to be at the discretion of the Company’s Board of Directors.

Covenant Compliance

The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of March 31, 2019.

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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to pro-forma Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to pro-forma Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended March 31, 2019. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratio):

Twelve Months Ended March 31, 2019
Net Income	$462
Income tax expense	158
Interest expense, net	138
Depreciation and amortization	264
Loss on extinguishment of debt (a)	9
Net gain on divestitures and sale of securities (b)	(8)
Restructuring costs (c)	45
Net hedging gains and foreign exchange losses (d)	(44)
Management fees (e)	17
Transaction costs (f)	3
Business optimization expenses (g)	18
Equity based compensation expense (h)	50
Other non-cash activity (i)	(30)
Pro forma impact of transformation initiatives and specified transactions (j)	15
Pro Forma Consolidated EBITDA (k)	$1,097
Senior Secured Indebtedness (l)	$2,497
Leverage Ratio (m)	2.28x

(a)

Reflects net loss incurred on the early extinguishment of our debt incurred as part of the June 2018 Senior Term Loan Credit Agreement Amendments, the October 2018 Partial Redemption of 4.125% Secured Notes, the October 2018 open market purchase of our 4.875% Senior Secured Notes, and the November 2018 Partial Redemption of 5.625% Secured Notes.

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

(f)	Reflects expenses related to transaction and other related costs.
(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation and other transformation initiatives.
(h)	Reflects equity-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.
(i)	Reflects non-cash activity, including the unrealized gain on the mark-to-market of an equity method investment.
(j)	Reflects expected savings resulting from transformation initiatives and proforma impact of specified transactions, including proforma adjustments related to the acquisition of EMP.
(k)

The Pro Forma Consolidated EBITDA as of the twelve months ended March 31, 2019 includes a net gain of $389 million, pre-tax, related to the sale of the Spotify shares acquired in the ordinary course of business.

(l)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.697 billion less cash of $200 million.
(m)

Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended March 31, 2019. This is calculated net of cash and equivalents of the Company as of March 31, 2019 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $54 million at the end of a fiscal quarter.

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

As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2018, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of March 31, 2019, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2018.

Foreign Currency Risk

Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, merchandising, or anticipated sale, of U.S.-copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona, Australian Dollar, Brazilian real, Korean won and Norwegian krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of March 31, 2019, the Company had outstanding hedge contracts for the sale of $272 million and the purchase of $164 million of foreign currencies at fixed rates. Subsequent to March 31, 2019, certain of our foreign exchange contracts expired.

The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at March 31, 2019, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $9 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.

Interest Rate Risk

We had $3.022 billion of principal debt outstanding at March 31, 2019, of which $1.326 billion was variable rate debt and $1.696 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At March 31, 2019, 56% of the Company’s debt was at a fixed rate. In addition, as of March 31, 2019, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six-month LIBOR rate. To manage interest rate risk on $320 million of U.S. dollar denominated variable rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.

Based on the level of interest rates prevailing at March 31, 2019, the fair value of the fixed rate and variable rate debt was approximately $3.043 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $6 million or increase the fair value of the fixed rate debt by approximately $14 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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

The SEC’s rules define “internal control over financial reporting” as a process designed by, or under the supervision of, a public company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, or U.S. GAAP, including those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Changes in Internal Control over Financial Reporting

Beginning October 1, 2018, we implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As a result of this adoption, we recorded a material decrease to opening accumulated deficit as of October 1, primarily due to the transition from a cash basis to accrual basis accounting.  As such, we implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, training, contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties are unable to reach an agreement on license terms, the royalty rate for each license will be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.  On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York if the parties were unable to reach an agreement on pre-1972 license terms.  On March 28, 2019, the Company and Sirius XM entered into an agreement granting Sirius XM a license to publicly perform the Company’s pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.

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

101.1*

Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended March 31, 2019, filed on May 7, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

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

May 7, 2019

Warner Music Group Corp.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)