Form 10-Q
period 2019-06-30
Warner Music Group Corp.
filed 2019-08-06
CIK 1319161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
None

(a)
There is no public market for the Registrant’s common stock. As of August 6, 2019, the number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding was 1,060. All of the Registrant’s common stock is owned by affiliates of Access Industries, Inc. The Registrant has filed all Exchange Act reports for the preceding 12 months.

WARNER MUSIC GROUP CORP.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Warner Music Group Corp.
Consolidated Balance Sheets (Unaudited)

	June 30, 2019	September 30, 2018
	(in millions)
Assets
Current assets:
Cash and equivalents	$541	$514
Accounts receivable, net of allowances of $21 million and $45 million	744	447
Inventories	67	42
Royalty advances expected to be recouped within one year	171	123
Prepaid and other current assets	57	50
Total current assets	1,580	1,176
Royalty advances expected to be recouped after one year	209	153
Property, plant and equipment, net	296	229
Goodwill	1,772	1,692
Intangible assets subject to amortization, net	1,780	1,851
Intangible assets not subject to amortization	153	154
Deferred tax assets, net	7	11
Other assets	158	78
Total assets	$5,955	$5,344
Liabilities and Equity
Current liabilities:
Accounts payable	$208	$281
Accrued royalties	1,577	1,396
Accrued liabilities	448	423
Accrued interest	18	31
Deferred revenue	170	208
Other current liabilities	123	34
Total current liabilities	2,544	2,373
Long-term debt	3,006	2,819
Deferred tax liabilities, net	236	165
Other noncurrent liabilities	302	307
Total liabilities	$6,088	$5,664
Equity:
Common stock ($0.001 par value; 10,000 shares authorized; 1,060 and 1,052 shares issued and outstanding at June 30, 2019 and September 30, 2018, respectively)	$—	$—
Additional paid-in capital	1,128	1,128
Accumulated deficit	(1,061)	(1,272)
Accumulated other comprehensive loss, net	(219)	(190)
Total Warner Music Group Corp. deficit	(152)	(334)
Noncontrolling interest	19	14
Total equity	(133)	(320)
Total liabilities and equity	$5,955	$5,344
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Revenue	$1,058	$958	$3,351	$2,966
Costs and expenses:
Cost of revenue	(577)	(531)	(1,762)	(1,588)
Selling, general and administrative expenses (a)	(372)	(343)	(1,102)	(1,013)
Amortization expense	(51)	(56)	(160)	(164)
Total costs and expenses	(1,000)	(930)	(3,024)	(2,765)
Operating income	58	28	327	201
Loss on extinguishment of debt	(4)	(7)	(7)	(31)
Interest expense, net	(36)	(33)	(108)	(105)
Other (expense) income, net	(16)	394	41	392
Income before income taxes	2	382	253	457
Income tax benefit (expense)	12	(61)	(86)	(132)
Net income	14	321	167	325
Less: Income attributable to noncontrolling interest	(1)	(1)	(1)	(4)
Net income attributable to Warner Music Group Corp.	$13	$320	$166	$321

(a) Includes depreciation expense of:	$(15)	$(15)	$(43)	$(41)
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(in millions)		(in millions)
Net income	$14	$321	$167	$325
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	(31)	(17)	(13)
Deferred loss on derivative	(3)	(3)	(12)	(1)
Other comprehensive income (loss), net of tax	6	(34)	(29)	(14)
Total comprehensive income	20	287	138	311
Less: Income attributable to noncontrolling interest	(1)	(1)	(1)	(4)
Comprehensive income attributable to Warner Music Group Corp.	$19	$286	$137	$307
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2019	2018
	(in millions)
Cash flows from operating activities
Net income	$167	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203	205
Unrealized gains on remeasurement of foreign denominated loans	(6)	(6)
Deferred income taxes	25	105
Loss on extinguishment of debt	7	31
Net gain on divestitures and investments	(27)	(385)
Non-cash interest expense	5	5
Equity-based compensation expense	28	52
Changes in operating assets and liabilities:
Accounts receivable, net	(50)	(43)
Inventories	12	(1)
Royalty advances	(107)	—
Accounts payable and accrued liabilities	(94)	(84)
Royalty payables	117	113
Accrued interest	(13)	(22)
Deferred revenue	(17)	—
Other balance sheet changes	(1)	(30)
Net cash provided by operating activities	249	265
Cash flows from investing activities
Acquisition of music publishing rights, net	(24)	(11)
Capital expenditures	(82)	(40)
Investments and acquisitions of businesses, net of cash received	(234)	(14)
Proceeds from the sale of investments	—	516
Net cash (used in) provided by investing activities	(340)	451
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Senior Secured Notes	514	—
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(247)	—
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	—	320
Repayment of and redemption deposit for Acquisition Corp. 6.75% Senior Notes	—	(635)
Call premiums paid and deposit on early redemption of debt	(5)	(23)
Deferred financing costs paid	(7)	(12)
Distribution to noncontrolling interest holder	(3)	(3)
Dividends paid	(63)	(425)
Net cash provided by (used in) financing activities	119	(453)
Effect of exchange rate changes on cash and equivalents	(1)	(5)
Net increase in cash and equivalents	27	258
Cash and equivalents at beginning of period	514	647
Cash and equivalents at end of period	$541	$905
See accompanying notes

Warner Music Group Corp.
Consolidated Statements of (Deficit) Equity (Unaudited)

Nine Months Ended June 30, 2019			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Value
	(in millions, except share amounts)
Balance at September 30, 2018	1,052	$—	$1,128	$(1,272)	$(190)	$(334)	$14	$(320)
Cumulative effect of ASC 606 adoption	—	—	—	139	—	139	11	150
Net income	—	—	—	166	—	166	1	167
Other comprehensive loss, net of tax	—	—	—	—	(29)	(29)	—	(29)
Dividends	—	—	—	(94)	—	(94)	—	(94)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Other	8	—	—	—	—	—	(4)	(4)
Balance at June 30, 2019	1,060	$—	$1,128	$(1,061)	$(219)	$(152)	$19	$(133)

Three Months Ended June 30, 2019			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Deficit	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Value
	(in millions, except share amounts)
Balance at March 31, 2019	1,060	$—	$1,128	$(1,043)	$(225)	$(140)	$20	$(120)
Net income	—	—	—	13	—	13	1	14
Other comprehensive income, net of tax	—	—	—	—	6	6	—	6
Dividends	—	—	—	(31)	—	(31)	—	(31)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2019	1,060	$—	$1,128	$(1,061)	$(219)	$(152)	$19	$(133)

Nine Months Ended June 30, 2018			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Value
	(in millions, except share amounts)
Balance at September 30, 2017	1,055	$—	$1,128	$(654)	$(181)	$293	$15	$308
Net income	—	—	—	321	—	321	4	325
Other comprehensive loss, net of tax	—	—	—	—	(14)	(14)	—	(14)
Dividends	—	—	—	(425)	—	(425)	—	(425)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(3)	(3)
Other	(3)	—	—	—	—	—	—	—
Balance at June 30, 2018	1,052	$—	$1,128	$(758)	$(195)	$175	$16	$191

Three Months Ended June 30, 2018			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Warner Music Group Corp. Equity	Noncontrolling Interest	Total Equity
	Common Stock
	Shares	Value
	(in millions, except share amounts)
Balance at March 31, 2018	1,052	$—	$1,128	$(778)	$(161)	$189	$16	$205
Net income	—	—	—	320	—	320	1	321
Other comprehensive loss, net of tax	—	—	—	—	(34)	(34)	—	(34)
Dividends	—	—	—	(300)	—	(300)	—	(300)
Distribution to noncontrolling interest holders	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2018	1,052	$—	$1,128	$(758)	$(195)	$175	$16	$191
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
In the United States, Recorded Music operations are conducted principally through the Company’s major record labels— Warner Records and Atlantic Records. In October 2018, the Company launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. The Company’s Recorded Music operations also include Rhino, a division that specializes in marketing the Company’s music catalog through compilations and reissuances of previously released music and video titles. The Company also conducts its Recorded Music operations through a collection of additional record labels, including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.
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
The Company’s Music Publishing operations are conducted principally through Warner Chappell Music, its global Music Publishing company, headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. The Company owns or controls rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, its award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. The Company has an extensive production music library collectively branded as Warner Chappell Production Music.
2. Summary of Significant Accounting Policies
Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2019.
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
The Company maintains a 52-53 week fiscal year ending on the last Friday in each reporting period. As such, all references to June 30, 2019 and June 30, 2018 relate to the periods ended June 28, 2019 and June 29, 2018, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30. The fiscal year ended September 30, 2018 ended on September 28, 2018.
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
The Company adopted ASC 606 on October 1, 2018, using the modified retrospective method to all contracts not completed as of the date of adoption.  The reported results as of and for the three and nine months ended June 30, 2019 reflect the application of the new standard, while the reported results for the three and nine months ended June 30, 2018 have not been adjusted to reflect the new standard and were prepared under prior revenue recognition accounting guidance.
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

	September 30, 2018	Impact of Adoption	October 1, 2018
	(in millions)
Assets
Accounts receivable, net	$447	$257	$704
Total current assets	1,176	257	1,433
Other assets	78	15	93
Total assets	$5,344	$272	$5,616
Liabilities and Equity
Accrued royalties	1,396	79	1,475
Accrued liabilities	423	(1)	422
Deferred revenue	208	(27)	181
Other current liabilities	34	33	67
Total current liabilities	2,373	84	2,457
Deferred tax liabilities, net	165	37	202
Other noncurrent liabilities	307	1	308
Total liabilities	5,664	122	5,786
Equity:
Accumulated Deficit	(1,272)	139	(1,133)
Noncontrolling interest	14	11	25
Total equity	(320)	150	(170)
Total liabilities and equity	$5,344	$272	$5,616
The disclosure of the impact of adoption on the consolidated statement of operations for the three and nine months ended June 30, 2019, the consolidated balance sheet as of June 30, 2019, and the consolidated statement of cash flows for the nine months ended June 30, 2019 are as follows (in millions):

	Three Months Ended June 30, 2019			Nine Months Ended June 30, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)			(in millions)
Revenue	$1,058	$1,057	$1	$3,351	$3,322	$29
Cost and expenses:
Cost of revenue	(577)	(558)	(19)	(1,762)	(1,765)	3
Operating income	58	76	(18)	327	295	32
Income before income taxes	2	20	(18)	253	221	32
Income tax benefit (expense)	12	17	(5)	(86)	(75)	(11)
Net income	14	37	(23)	167	146	21
Less: Income attributable to noncontrolling interest	(1)	—	(1)	(1)	(3)	2
Net income attributable to Warner Music Group Corp.	$13	$37	$(24)	$166	$143	$23

	June 30, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Assets
Accounts receivable, net	$744	$465	$279
Total current assets	1,580	1,301	279
Other assets	158	143	15
Deferred tax assets, net	7	7	—
Total assets	$5,955	$5,661	$294
Liabilities and Equity
Accounts payable	208	209	(1)
Accrued royalties	1,577	1,501	76
Accrued liabilities	448	449	(1)
Deferred revenue	170	199	(29)
Other current liabilities	123	95	28
Total current liabilities	2,544	2,471	73
Deferred tax liabilities, net	236	189	47
Other noncurrent liabilities	302	298	4
Total liabilities	6,088	5,964	124
Equity:
Accumulated deficit	(1,061)	(1,221)	160
Noncontrolling interest	19	9	10
Total equity	(133)	(303)	170
Total liabilities and equity	$5,955	$5,661	$294

	June 30, 2019
	As Reported	Balances without adoption of ASC 606	Effect of Change
	(in millions)
Cash flows from operating activities
Net income	$167	$146	$21
Deferred income taxes	25	15	10
Changes in operating assets and liabilities:
Accounts receivable, net	(50)	(28)	(22)
Accounts payable and accrued liabilities	(94)	(96)	2
Royalty advances	(107)	(104)	(3)
Deferred revenue	(17)	(15)	(2)
Other balance sheet changes	(1)	5	(6)
Net cash provided by operating activities	249	249	—
Effect of exchange rate changes on cash and equivalents	(1)	(1)	—
Net decrease in cash and equivalents	27	27	—
Cash and equivalents at beginning of period	514	514	—
Cash and equivalents at end of period	$541	$541	$—

Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This ASU will require that equity investments, except those investments under the equity method of accounting, are measured at fair value with changes in fair value recognized in net income. The Company may elect to measure equity investments that do not have a readily determinable fair value at cost minus impairment, if any, plus or minus changes resulting from observable prices.  The Company adopted ASU 2016-01 on October 1, 2018 and has elected to use the measurement alternative to measure our equity investments without readily determinable fair values. This guidance was applied prospectively and did not have a significant impact on the Company’s financial statements. For the nine months ended June 30, 2019, there were no observable price change events that were completed related to our equity investments without readily determinable fair values.
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
In January of 2017, the FASB issued ASU 2017-01, Business Combinations (“ASU 2017-01”), to clarify the definition of a business, which establishes a process to determine when an integrated set of assets and activities can be deemed a business combination. The Company adopted ASU 2017-01 in the first quarter of fiscal 2019 and this adoption did not have a significant impact on the Company’s financial statements.
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
Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which established a new ASC Topic 842 (ASC 842). This ASU establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018, and interim periods within those years. Earlier adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements (“ASU 2018-11”), which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.
Upon adoption, the Company expects that most of our operating leases will be recognized as operating lease liabilities and ROU assets on our consolidated balance sheet. The Company continues to evaluate the impact of the adoption of this standard on its financial statements and disclosures and expects to elect the optional transition method that allows for a cumulative-effect adjustment upon adoption.
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

3. Revenue Recognition
For our operating segments, Recorded Music and Music Publishing, the Company accounts for a contract when it has legally enforceable rights and obligations and collectability of consideration is probable. The Company identifies the performance obligations and determines the transaction price associated with the contract, which is then allocated to each performance obligation, using management’s best estimate of standalone selling price for arrangements with multiple performance obligations.  Revenue is recognized when, or as, control of the promised services or goods is transferred to our customers, and in an amount that reflects the consideration the Company is contractually due in exchange for those services or goods. An estimate of variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.  Certain of our arrangements include licenses of intellectual property with consideration in the form of sales- and usage-based royalties. Royalty revenue is recognized when the subsequent sale or usage occurs using the best estimates available of the amounts that will be received by the Company.
Disaggregation of Revenue
Our revenue consists of the following categories, which aggregate into our segments - Recorded Music and Music Publishing (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$584	$519	$65	13%
Physical	95	130	(35)	-27%
Total Digital and Physical	679	649	30	5%
Artist services and expanded-rights	158	85	73	86%
Licensing	76	68	8	12%
Total Recorded Music	913	802	111	14%
Performance	36	51	(15)	-29%
Digital	65	59	6	10%
Mechanical	13	17	(4)	-24%
Synchronization	29	28	1	4%
Other	4	4	—	—%
Total Music Publishing	147	159	(12)	-8%
Intersegment eliminations	(2)	(3)	1	-33%
Total Revenue	$1,058	$958	$100	10%
Revenue by Geographical Location
U.S. Recorded Music	$395	$356	$39	11%
U.S. Music Publishing	71	69	2	3%
Total U.S.	466	425	41	10%
International Recorded Music	518	446	72	16%
International Music Publishing	76	90	(14)	-16%
Total International	594	536	58	11%
Intersegment eliminations	(2)	(3)	1	-33%
Total Revenue	$1,058	$958	$100	10%

	For the Nine Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$1,744	$1,491	$253	17%
Physical	456	500	(44)	-9%
Total Digital and Physical	2,200	1,991	209	10%
Artist services and expanded-rights	458	264	194	73%
Licensing	229	242	(13)	-5%
Total Recorded Music	2,887	2,497	390	16%
Performance	135	153	(18)	-12%
Digital	195	169	26	15%
Mechanical	41	55	(14)	-25%
Synchronization	89	90	(1)	-1%
Other	10	9	1	11%
Total Music Publishing	470	476	(6)	-1%
Intersegment eliminations	(6)	(7)	1	-14%
Total Revenue	$3,351	$2,966	$385	13%
Revenue by Geographical Location
U.S. Recorded Music	$1,236	$1,061	$175	16%
U.S. Music Publishing	219	220	(1)	—%
Total U.S.	1,455	1,281	174	14%
International Recorded Music	1,651	1,436	215	15%
International Music Publishing	251	256	(5)	-2%
Total International	1,902	1,692	210	12%
Intersegment eliminations	(6)	(7)	1	-14%
Total Revenue	$3,351	$2,966	$385	13%
Recorded Music
Recorded Music mainly involves selling, marketing, distribution and licensing of recorded music produced by our artists. Recorded Music revenues are derived from four main sources, which include digital, physical, artist services and expanded rights and licensing.
Digital revenues are generated from the expanded universe of digital partners, including digital streaming services and digital download services. These licenses typically contain a single performance obligation, which is ongoing access to all intellectual property in an evolving content library, predicated on: (1)the business practice and contractual ability to remove specific content without a requirement to replace the content and without impact to minimum royalty guarantees and (2)the contracts not containing a specific listing of content subject to the license. Digital licensing contracts are generally long-term with consideration in the form of sales- and usage-based royalties that are typically received monthly. Certain contracts contain non-recoupable fixed fees or minimum guarantees, which are recoupable against royalties. Upon contract inception, the Company will assess whether a shortfall or breakage is expected (i.e., where the minimum guarantee will not be recouped through royalties) in order to determine timing of revenue recognition for the fixed fee or minimum guarantee.
For fixed fee and minimum guarantee contracts where breakage is expected, the total transaction price (fixed fee or minimum guarantee) is typically recognized on a straight-line basis over the contractual term.  The Company updates its assessment of the transaction price each reporting period to see if anticipated royalty earnings exceed the minimum guarantee. For contracts where breakage is not expected, royalties are recognized as revenue as sales or usage occurs based upon the licensee’s usage reports and, when these reports are not available, historical data, industry information and other relevant trends.
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
Music Publishing
Music Publishing acts as a copyright owner and/or administrator of the musical compositions and generates revenues related to the exploitation of musical compositions (as opposed to recorded music). Music publishers generally receive royalties from the use of the composition in public performances, digital and physical recordings and in combination with visual images. Music publishing revenues are derived from five main sources: mechanical, performance, synchronization, digital and other.
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

In determining the estimate of physical product sales that will be returned, management analyzes vendor sales of product, historical return trends, current economic conditions, changes in customer demand and commercial acceptance of the company's products. Based on this information, management reserves a percentage of each dollar of physical product sales that provide the customer with the right of return and records an asset for the value of the returned goods and liability for the amounts expected to be refunded.
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
Based on management’s analysis of sales returns, refund liabilities of $25 million were established at June 30, 2019 and refund liabilities of $28 million were established at September 30, 2018.
Based on management’s analysis of uncollectible accounts, reserves of $21 million and $17 million were established at June 30, 2019 and September 30, 2018, respectively.
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
Deferred revenue increased $247 million during the nine months ended June 30, 2019 related to cash received from our customers for fixed fees and minimum guarantees in advance of performance, including amounts recognized in the period.  Revenues of $142 million were recognized during the nine months ended June 30, 2019 related to the balance of deferred revenue at October 1, 2018.  There were no other significant changes to deferred revenue during the reporting period.
Performance Obligations
The Company recognized revenue of $10 million and $45 million from performance obligations satisfied in previous periods for the three and nine month periods ended June 30, 2019, respectively.
Wholly and partially unsatisfied performance obligations represent future revenues not yet recorded under long term intellectual property licensing contracts. Revenues expected to be recognized in the future related to performance obligations that are unsatisfied at June 30, 2019 are as follows (in millions):

	Rest of FY19	FY20	FY21	Thereafter	Total
	(in millions)
Remaining performance obligations	$51	$138	$94	$7	$290
Total	$51	$138	$94	$7	$290

4. Acquisition of EMP
On October 10, 2018, Warner Music Group Germany Holding GmbH (“WMG Germany”), a limited liability company under the laws of Germany and an indirect subsidiary of Warner Music Group Corp., closed its previously announced acquisition (the “Acquisition”) of certain shares of E.M.P. Merchandising Handelsgesellschaft mbH, a limited liability company under the laws of Germany, all of the share capital of MIG Merchandising Investment GmbH, a limited liability company under the laws of Germany (“MIG”), certain shares of Large Popmarchandising BVBA, a limited liability company under the laws of Belgium (“Large”), and each of EMP Merchandising Handelsgesellschaft mbH and MIG’s direct and indirect subsidiaries (the “Subsidiaries” and, together with EMP Merchandising Handelsgesellschaft mbH, MIG and Large, “EMP”) from funds associated with Sycamore Partners, pursuant to the Sale and Purchase Agreement, dated as of September 11, 2018, by and between SP Merchandising Holding GmbH & Co. KG, a limited partnership under the laws of Germany, and WMG Germany (“Acquisition Agreement”). The cash consideration paid at closing of the Acquisition was approximately €166 million, which reflects an agreed enterprise value of EMP of approximately €155 million (equivalent to approximately $180 million), as adjusted for, among other items, net debt and estimates of working capital of EMP. The final purchase price paid was determined to be €165 million after finalization of purchase price adjustments, including working capital and other items.
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
The table below presents (i) the preliminary estimate of the Acquisition consideration as it relates to the acquisition of EMP by WMG Germany and (ii) the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of October 10, 2018 (in millions):

Purchase Price	€155
Working Capital	10
Final Purchase Price	€165
Foreign Currency Rate at October 10, 2018	1.15
Final Purchase Price in U.S. dollars	$190
Fair value of assets acquired and liabilities assumed
Cash and equivalents	$7
Accounts receivable, net	3
Inventories	37
Other current assets	5
Property plant and equipment	32
Intangible assets	81
Accounts payable	(18)
Other current liabilities	(11)
Deferred revenue	(7)
Deferred tax liabilities	(25)
Other noncurrent liabilities	(3)
Fair value of assets acquired and liabilities assumed	101
Goodwill recorded	89
Total purchase price allocated	$190
At June 30, 2019, the Company updated the preliminary allocation recorded at December 31, 2018 based on revised estimates of fair value, which resulted in an increase in property plant and equipment, intangibles, deferred tax liabilities and a decrease to goodwill and resulted in a $2 million benefit to amortization in the quarter due to the update in the useful lives of the intangibles. The acquisition accounting is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired, including the determination of the final working capital adjustment pursuant to the mechanism set forth in the Acquisition Agreement.

Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the Acquisition occurred on October 1, 2017. This information is based on historical results of operations, adjusted to give effect to pro forma events that are (i) directly attributable to the Acquisition; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s combined results. The pro forma information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of fiscal 2018.

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
	(in millions)		(in millions)
Revenue	$1,058	$1,011	$3,356	$3,153
Operating income	58	29	327	201
Net income attributable to Warner Music Group	$13	$321	$166	$320
Actual results related to EMP included in the Consolidated Statements of Operations for the three months ended June 30, 2019 consist of revenues of $59 million and operating income of $4 million.  Actual results related to EMP included in the Consolidated Statements of Operations for the nine months ended June 30, 2019 relate to the transition period from October 10, 2018 to June 30, 2019 and consist of revenues of $186 million and operating income of $8 million.

5. Comprehensive Income
Comprehensive income, which is reported in the accompanying consolidated statements of (deficit) equity, consists of net income and other gains and losses affecting equity that, under U.S. GAAP, are excluded from net income. For the Company, the components of other comprehensive income primarily consist of foreign currency translation gains and losses, minimum pension liabilities, and deferred gains and losses on financial instruments designated as hedges under ASC 815, which include foreign exchange contracts. The following summary sets forth the changes in the components of accumulated other comprehensive loss, net of related taxes of approximately $1 million:

	Foreign Currency Translation Loss (a)	Minimum Pension Liability Adjustment	Deferred Losses On Derivative Financial Instruments	Accumulated Other Comprehensive Loss, net
	(in millions)
Balance at September 30, 2018	$(184)	$(9)	$3	$(190)
Other comprehensive loss	(17)	—	(12)	(29)
Balance at June 30, 2019	$(201)	$(9)	$(9)	$(219)
__________________________
(a)Includes historical foreign currency translation related to certain intra-entity transactions.

6. Goodwill and Intangible Assets
Goodwill
The following analysis details the changes in goodwill for each reportable segment:

	Recorded Music	Music Publishing	Total
	(in millions)
Balance at September 30, 2018	$1,228	$464	$1,692
Acquisitions (a)	89	—	89
Divestitures	—	—	—
Other adjustments (b)	(9)	—	(9)
Balance at June 30, 2019	$1,308	$464	$1,772
_______________________

(a)	Relates to the acquisition of EMP during the nine months ended June 30, 2019.

(b)	Other adjustments during the nine months ended June 30, 2019 represent foreign currency movements.
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
Intangible Assets
Intangible assets consist of the following:

	Weighted Average Useful Life	June 30, 2019	September 30, 2018
		(in millions)
Intangible assets subject to amortization:
Recorded music catalog	10 years	$861	$870
Music publishing copyrights	26 years	1,555	1,540
Artist and songwriter contracts	13 years	853	864
Trademarks	18 years	52	12
Other intangible assets	7 years	58	26
Total gross intangible asset subject to amortization		3,379	3,312
Accumulated amortization		(1,599)	(1,461)
Total net intangible assets subject to amortization		1,780	1,851
Intangible assets not subject to amortization:
Trademarks and tradenames	Indefinite	153	154
Total net intangible assets		$1,933	$2,005

As of June 30, 2019, the Company disposed of $7 million of gross intangible assets that were fully amortized.

7. Debt
Debt Capitalization
Long-term debt, all of which was issued by Acquisition Corp., consists of the following:

	June 30, 2019	September 30, 2018
	(in millions)
Revolving Credit Facility (a)	$—	$—
Senior Term Loan Facility due 2023 (b)	1,313	1,310
5.625% Senior Secured Notes due 2022 (c)	—	246
5.000% Senior Secured Notes due 2023 (d)	298	297
4.125% Senior Secured Notes due 2024 (e)	349	399
4.875% Senior Secured Notes due 2024 (f)	218	247
3.625% Senior Secured Notes due 2026 (g)	507	—
5.500% Senior Notes due 2026 (h)	321	320
Total debt (i)	$3,006	$2,819
_______________________

(a)
Reflects $180 million of commitments under the Revolving Credit Facility available at both June 30, 2019 and September 30, 2018, less letters of credit outstanding of approximately $13 million at June 30, 2019 and $8 million at September 30, 2018. There were no loans outstanding under the Revolving Credit Facility at June 30, 2019 or September 30, 2018.

(b)
Principal amount of $1.326 billion less unamortized discount of $3 million and unamortized deferred financing costs of $10 million and $12 million at June 30, 2019 and September 30, 2018, respectively.

(c)
On May 16, 2019, Acquisition Corp. redeemed the remaining $221 million of its outstanding 5.625% Senior Notes due 2022. The Company recorded a loss on extinguishment of debt of approximately $4 million as a result of the debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.

(d)	Principal amount of $300 million less unamortized deferred financing costs of $2 million at both June 30, 2019 and September 30, 2018.

(e)
Face amount of €311 million and €345 million at June 30, 2019 and September 30, 2018 respectively. Above amounts represent the dollar equivalent of such note at June 30, 2019 and September 30, 2018. Principal amount of $353 million and $402 million at June 30, 2019 and September 30, 2018, respectively, less unamortized deferred financing costs of $4 million and $3 million at June 30, 2019 and September 30, 2018, respectively.

(f)	Principal amount of $220 million and $250 million less unamortized deferred financing costs of $2 million and $3 million at June 30, 2019 and September 30, 2018, respectively.

(g)
Face amount of €445 million at June 30, 2019. Above amounts represent the dollar equivalent of such note at June 30, 2019. Principal amount of $506 million, an additional issuance premium of $8 million, less unamortized deferred financing costs of $7 million at June 30, 2019.

(h)	Principal amount of $325 million and $325 million less unamortized deferred financing costs of $4 million and $5 million at June 30, 2019 and September 30, 2018, respectively.

(i)
Principal amount of debt of $3.030 billion and $2.851 billion, an additional issuance premium of $8 million and nil, less unamortized discount of $3 million and $4 million and unamortized deferred financing costs of $29 million and $28 million at June 30, 2019 and September 30, 2018, respectively.

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

New Revolving Credit Agreement
On January 31, 2018, the Company entered into a new revolving credit agreement (the “Revolving Credit Agreement”) for its Revolving Credit Facility and terminated its existing revolving credit agreement (the “Old Revolving Credit Agreement”). The Revolving Credit Agreement differs from the Old Revolving Credit Agreement in that it, among other things, reduces the interest rate margin applicable to the loans, extends the maturity date thereunder, provides for the option to increase the commitments under the Company’s then existing revolving credit agreement, provides for greater flexibility to amend and extend the Company’s then existing revolving credit agreement and create additional tranches thereunder, provides for greater flexibility over future amendments, increases the springing financial maintenance covenant to 4.75:1.00 and provides that the covenant shall not be tested unless at the end of a fiscal quarter the outstanding amount of loans and drawings under letters of credit which have not been reimbursed exceeds $54 million and aligns the other negative covenants with those of the Senior Term Loan Credit Agreement. References to “Revolving Credit Facility” below in this Note 7 are to our new revolving credit facility.
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

3.625% Senior Secured Notes Offerings
On October 9, 2018, Acquisition Corp. issued and sold €250 million in aggregate principal amount of 3.625% Senior Secured Notes due 2026 (the “3.625% Secured Notes”).  Net proceeds of the offering were used to pay the purchase price of the acquisition of EMP, to redeem €34.5 million of the 4.125% Secured Notes (as described below), purchase $30 million of the Company’s 4.875% Senior Secured Notes (as described above) on the open market, and to redeem $26.55 million of the 5.625% Senior Secured Notes (as described below).
On April 30, 2019, Acquisition Corp. issued and sold €195 million in aggregate principal amount of additional 3.625% Senior Secured Notes due 2026 (the "Additional Notes"). The Additional Notes and the 3.625% Secured Notes were treated as the same series for all purposes under the indenture that governs the 3.625% Secured Notes and the Additional Notes. Net proceeds of the offering were used to redeem all of the 5.625% Secured Notes due 2022.
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
On April 16, 2019, the Company issued a conditional notice of redemption for all of its 5.625% Secured Notes due 2022 currently outstanding. Settlement of the called 5.625% Secured Notes occurred on May 16, 2019. The Company recorded a loss on extinguishment of debt of approximately $4 million, which represents the premium paid on early redemption and unamortized deferred financing costs.

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
Maturity of Senior Term Loan Facility
The loans outstanding under the Senior Term Loan Facility mature on November 1, 2023.
Maturity of Revolving Credit Facility
The maturity date of the Revolving Credit Facility is January 31, 2023.
Maturities of Senior Notes and Senior Secured Notes
As of June 30, 2019, there are no scheduled maturities of notes until 2023, when $300 million is scheduled to mature. Thereafter, $1.404 billion is scheduled to mature.
Interest Expense, net
Total interest expense, net, was $36 million and $33 million for the three months ended June 30, 2019 and June 30, 2018, respectively.  Total interest expense, net, was $108 million and $105 million for the nine months ended June 30, 2019 and June 30, 2018, respectively.  The weighted-average interest rate of the Company’s total debt was 4.5% at June 30, 2019 and 4.7% at September 30, 2018 and June 30, 2018.
8. Commitments and Contingencies
Sirius XM
On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolved all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enabled Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance of $1 million was recognized in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.

As part of the settlement, plaintiffs agreed to negotiate in good faith to grant Sirius XM a license to publicly perform the plaintiffs’ pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.  Pursuant to the settlement, if the parties were unable to reach an agreement on license terms, the royalty rate for each license would be determined by binding arbitration on a willing buyer/willing seller standard.  On December 21, 2017, Sirius XM commenced a single arbitration against all of the plaintiffs in California through JAMS to determine the rate for the five-year period. On May 1, 2018, the Company filed a lawsuit against Sirius XM in New York state court to stay the California arbitration and to compel a separate arbitration in New York solely between Sirius XM and the Company.  On August 23, 2018, the Company filed a Stipulation of Discontinuance without Prejudice as to the New York state court action after Sirius XM agreed to participate in a separate arbitration with the Company in New York if the parties were unable to reach an agreement on pre-1972 license terms.  On March 28, 2019, the Company and Sirius XM entered into an agreement granting Sirius XM a license to publicly perform the Company’s pre-1972 sound recordings for the five-year period running from January 1, 2018 to December 31, 2022.
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
For the three and nine months ended June 30, 2019, the Company recorded an income tax benefit of $12 million and expense of $86 million, respectively.  The income tax benefit for the three months ended June 30, 2019 is lower than the expected tax at the statutory tax rate of 21% primarily due to a change in components of forecasted income that resulted in a decrease of the GILTI impact and higher foreign tax credit utilization. The income tax expense for the nine months ended June 30, 2019 is higher than the expected tax at the statutory tax rate of 21% primarily due to GILTI, non-deductible long term incentive plan, U.S. state and local taxes, foreign income taxed at rates higher than the U.S. statutory tax rate, income withholding taxes, foreign losses with no tax benefit offset by the tax benefit of a reduction in foreign income tax rates.

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
The Company has determined that it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2019 could decrease by up to approximately $2 million related to various ongoing audits and settlement discussions in various foreign jurisdictions during the next twelve months.
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
The Company’s hedged interest rate transactions as of June 30, 2019 are expected to be recognized within 4 years. The fair value of interest rate swaps is based on dealer quotes of market rates (i.e., Level 2 inputs) which is discussed further in Note 13. Interest income or expense related to interest rate swaps is recognized in interest income, net in the same period as the related expense is recognized. The ineffective portions of interest rate swaps are recognized in other income/(expense), net in the period measured.

The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.
As of June 30, 2019, the Company had outstanding hedge contracts for the sale of $153 million and the purchase of $93 million of foreign currencies at fixed rates that will be settled by September 2019. As of June 30, 2019, the Company had $1 million of unrealized deferred losses in comprehensive income related to foreign exchange hedging. As of September 30, 2018, the Company had no outstanding hedge contracts and no deferred gains or losses in comprehensive loss related to foreign exchange hedging.
As of June 30, 2019 and September 30, 2018, the Company had outstanding $320 million in pay-fixed receive-variable interest rate swaps with unrealized deferred losses in comprehensive income related to the interest rate swap of $8 million and unrealized deferred gains in comprehensive income related to the interest rate swap of $3 million, respectively.
The unrealized pre-tax losses of the Company’s foreign exchange forward exchange contracts designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2019 was $1 million. The unrealized pre-tax loss of the Company’s foreign exchange forward contracts designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2018 was $1 million.
The unrealized pre-tax losses of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income during the nine months ended June 30, 2019 was $15 million.  The pre-tax gains of the Company’s derivative interest rate swaps designated as cash flow hedges recorded in other comprehensive income and the Consolidated Statement of Comprehensive Income during the nine months ended June 30, 2018 was $2 million.
The following is a summary of amounts recorded in the Consolidated Balance Sheets pertaining to the Company’s designated cash flows hedges at June 30, 2019 and September 30, 2018:

	June 30, 2019 (a)	September 30, 2018 (b)
	(in millions)
Other current assets	$1	$—
Other current liabilities	—	—
Other noncurrent assets	—	4
Other noncurrent liabilities	11	—
_______________________

(a)
$4 million and $3 million of foreign exchange derivative contracts in asset and liability positions, respectively, and $11 million of interest rate swap in a liability position including non-designated cash flow hedges.

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

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Three Months Ended	(in millions)
June 30, 2019
Revenue	$913	$147	$(2)	$1,058
Operating income (loss)	85	18	(45)	58
Amortization of intangible assets	34	17	—	51
Depreciation of property, plant and equipment	12	1	2	15
OIBDA	131	36	(43)	124
June 30, 2018
Revenue	$802	$159	$(3)	$958
Operating income (loss)	67	5	(44)	28
Amortization of intangible assets	39	17	—	56
Depreciation of property, plant and equipment	9	2	4	15
OIBDA	115	24	(40)	99

	Recorded Music	Music Publishing	Corporate expenses and eliminations	Total
Nine Months Ended	(in millions)
June 30, 2019
Revenue	$2,887	$470	$(6)	$3,351
Operating income (loss)	382	67	(122)	327
Amortization of intangible assets	109	51	—	160
Depreciation of property, plant and equipment	31	4	8	43
OIBDA	522	122	(114)	530
June 30, 2018
Revenue	$2,497	$476	$(7)	$2,966
Operating income (loss)	276	45	(120)	201
Amortization of intangible assets	113	51	—	164
Depreciation of property, plant and equipment	26	5	10	41
OIBDA	415	101	(110)	406
12. Additional Financial Information
Cash Interest and Taxes
The Company made interest payments of approximately $50 million and $41 million during the three months ended June 30, 2019 and June 30, 2018, respectively. The Company made interest payments of approximately $120 million and $126 million during the nine months ended June 30, 2019 and June 30, 2018, respectively. The Company paid approximately $22 million of income and withholding taxes during the three months ended June 30, 2019 and paid approximately $15 million of income and withholding taxes during the three months ended June 30, 2018. The Company paid approximately $40 million of income and withholding taxes during the nine months ended June 30, 2019 and paid approximately $33 million of income and withholding taxes during the nine months ended June 30, 2018.
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
In the first quarter of 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. On December 20, 2018 the Company’s Board of Directors approved the first dividend of $31.25 million which was paid on January 4, 2019. On March 26, 2019, the Company’s Board of Directors approved a dividend of $31.25 million which was paid on April 5, 2019. On June 28, 2019, the Company’s Board of Directors approved a dividend of $31.25 million paid on July 5, 2019 and recorded as an accrual on June 30, 2019. The declaration of each dividend will continue to be at the discretion of the Company’s Board of Directors.
Spotify Share Sale
During the three months ended June 30, 2018, the Company sold all of its shares of common stock in Spotify Technology S.A. (“Spotify”) for cash proceeds of $504 million. In February 2016, the Company publicly announced that it would pay royalties in connection with these proceeds. The sale of shares resulted in an estimated pre-tax gain, net of the estimated royalty expense and other related costs, of $378 million, which has been recorded as other income (expense) in the quarter. As of June 30, 2018, the estimated royalty expense and other related costs had been accrued, and were subsequently paid. The processing of the royalty expense resulted in advance recoveries of previously expensed royalty advances. The Company estimated the advance recoveries to be approximately $16 million, and recorded these advance recoveries as a credit within operating expense in the three and nine months ended June 30, 2018. The Company also recorded estimated tax expense of $77 million associated with the net income on the sale of shares in the quarter.
13. Fair Value Measurements
ASC 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.
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

In accordance with the fair value hierarchy, described above, the following table shows the fair value of the Company’s financial instruments that are required to be measured at fair value as of June 30, 2019 and September 30, 2018.

	Fair Value Measurements as of June 30, 2019
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Assets:
Foreign Currency Forward Exchange Contracts (a)	$—	$1	$—	$1
Other Current Liabilities:
Contractual Obligations (b)	—	—	(3)	(3)
Other Noncurrent Assets:
Equity Method Investment (d)	—	45	—	45
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Interest Rate Swap (c)	—	(11)	—	(11)
Total	$—	$35	$(9)	$26

	Fair Value Measurements as of September 30, 2018
	(Level 1)	(Level 2)	(Level 3)	Total
	(in millions)
Other Current Liabilities:
Contractual Obligations (b)	$—	$—	$(2)	$(2)
Other Noncurrent Assets:
Interest Rate Swap (c)	—	4	—	4
Other Noncurrent Liabilities:
Contractual Obligations (b)	—	—	(6)	(6)
Total	$—	$4	$(8)	$(4)
_______________________

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

(c)
The fair value of the interest rate swap is based on dealer quotes of market forward rates and reflects the amount that the Company would receive or pay as of June 30, 2019 for contracts involving the same attributes and maturity dates.

(d)
The fair value of equity method investment represents an equity method investment acquired during the nine months June 30, 2019 whereby the Company has elected the fair value option under ASC 825 – Financial Instruments.  The valuation is based upon quoted prices in active markets and model-based valuation techniques to determine fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3:

Total
(in millions)
Balance at September 30, 2018	$(8)
Additions	(2)
Reductions	—
Payments	1
Balance at June 30, 2019	$(9)
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

Equity Investments Without Readily Determinable Fair Value
The Company evaluates its equity investments without readily determinable fair values for impairment if factors indicate that a significant decrease in value has occurred. Beginning in October 2018, the Company prospectively adopted a new accounting standard on the accounting for equity investments that do not have readily determinable fair values. Refer to Note 2, “Summary of Significant Accounting Policies”, for further details. Under the new standard, the Company has elected to use the measurement alternative to fair value that will allow these investments to be recorded at cost, less impairment, and adjusted for subsequent observable price changes. The Company did not record any impairment charges on these investments during the nine months ended June 30, 2019. In addition, there were no observable price changes events that were completed during the nine months ended June 30, 2019.
Fair Value of Debt
Based on the level of interest rates prevailing at June 30, 2019, the fair value of the Company’s debt was $3.083 billion. Based on the level of interest rates prevailing at September 30, 2018, the fair value of the Company’s debt was $2.862 billion. The fair value of the Company’s debt instruments are determined using quoted market prices from less active markets or by using quoted market prices for instruments with identical terms and maturities; both approaches are considered a Level 2 measurement.
14. Related Party
On March 29, 2019, an affiliate of Access acquired the Ford Factory Building from an unaffiliated third party, located on 777 S. Santa Fe Avenue in Los Angeles, California.  The Ford Factory is the Company’s Los Angeles, California headquarters and as such, the Company is the sole tenant of the building acquired by Access. The existing lease agreement was assumed by Access upon purchase of the building and was not modified as a result of the purchase. Rental payments by the Company under the existing lease total approximately $10 million per year, subject to annual fixed increases. The remaining lease term is approximately 11 years, after which the Company may exercise a single option to extend the term of the lease for 10 years thereafter.

WARNER MUSIC GROUP CORP.
Supplementary Information
Consolidating Financial Statements
The Company is the direct parent of Holdings, which is the direct parent of Acquisition Corp. As of June 30, 2019, Acquisition Corp. had issued and outstanding the 5.00% Senior Secured Notes due 2023, the 4.125% Senior Secured Notes due 2024, the 4.875% Senior Secured Notes due 2024, the 3.625% Senior Secured Notes due 2026 and the 5.50% Senior Notes due 2026 (together, the “Acquisition Corp. Notes”).
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

Consolidating Balance Sheet (Unaudited)
June 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$297	$244	$—	$541	$—	$—	$—	$541
Accounts receivable, net	—	331	413	—	744	—	—	—	744
Inventories	—	13	54	—	67	—	—	—	67
Royalty advances expected to be recouped within one year	—	103	68	—	171	—	—	—	171
Prepaid and other current assets	—	10	47	—	57	—	—	—	57
Total current assets	—	754	826	—	1,580	—	—	—	1,580
Due from (to) parent companies	473	(430)	(43)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,409	2,394	—	(4,803)	—	809	809	(1,618)	—
Royalty advances expected to be recouped after one year	—	126	83	—	209	—	—	—	209
Property, plant and equipment, net	—	195	101	—	296	—	—	—	296
Goodwill	—	1,370	402	—	1,772	—	—	—	1,772
Intangible assets subject to amortization, net	—	902	878	—	1,780	—	—	—	1,780
Intangible assets not subject to amortization	—	71	82	—	153	—	—	—	153
Deferred tax assets, net	—	—	7	—	7	—	—	—	7
Other assets	5	124	29	—	158	—	—	—	158
Total assets	$2,887	$5,506	$2,365	$(4,803)	$5,955	$809	$809	$(1,618)	$5,955
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$127	$81	$—	$208	$—	$—	$—	$208
Accrued royalties	5	803	769	—	1,577	—	—	—	1,577
Accrued liabilities	—	234	214	—	448	—	—	—	448
Accrued interest	18	—	—	—	18	—	—	—	18
Deferred revenue	—	51	119	—	170	—	—	—	170
Other current liabilities	—	42	81	—	123	—	—	—	123
Total current liabilities	23	1,257	1,264	—	2,544	—	—	—	2,544
Long-term debt	3,006	—	—	—	3,006	—	—	—	3,006
Deferred tax liabilities, net	—	61	175	—	236	—	—	—	236
Other noncurrent liabilities	10	182	110	—	302	—	—	—	302
Total liabilities	3,039	1,500	1,549	—	6,088	—	—	—	6,088
Total Warner Music Group Corp. (deficit) equity	(152)	4,002	801	(4,803)	(152)	809	809	(1,618)	(152)
Noncontrolling interest	—	4	15	—	19	—	—	—	19
Total equity	(152)	4,006	816	(4,803)	(133)	809	809	(1,618)	(133)
Total liabilities and equity	$2,887	$5,506	$2,365	$(4,803)	$5,955	$809	$809	$(1,618)	$5,955

Consolidating Balance Sheet
September 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Assets:
Current assets:
Cash and equivalents	$—	$169	$345	$—	$514	$—	$—	$—	$514
Accounts receivable, net	—	262	185	—	447	—	—	—	447
Inventories	—	18	24	—	42	—	—	—	42
Royalty advances expected to be recouped within one year	—	79	44	—	123	—	—	—	123
Prepaid and other current assets	—	15	35	—	50	—	—	—	50
Total current assets	—	543	633	—	1,176	—	—	—	1,176
Due from (to) parent companies	488	(214)	(274)	—	—	—	—	—	—
Investments in and advances to consolidated subsidiaries	2,018	2,192	—	(4,210)	—	675	675	(1,350)	—
Royalty advances expected to be recouped after one year	—	93	60	—	153	—	—	—	153
Property, plant and equipment, net	—	155	74	—	229	—	—	—	229
Goodwill	—	1,370	322	—	1,692	—	—	—	1,692
Intangible assets subject to amortization, net	—	956	895	—	1,851	—	—	—	1,851
Intangible assets not subject to amortization	—	71	83	—	154	—	—	—	154
Deferred tax assets, net	—	—	11	—	11	—	—	—	11
Other assets	12	55	11	—	78	—	—	—	78
Total assets	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344
Liabilities and Deficit:
Current liabilities:
Accounts payable	$—	$200	$81	$—	$281	$—	$—	$—	$281
Accrued royalties	—	869	527	—	1,396	—	—	—	1,396
Accrued liabilities	—	195	228	—	423	—	—	—	423
Accrued interest	31	—	—	—	31	—	—	—	31
Deferred revenue	—	94	114	—	208	—	—	—	208
Other current liabilities	—	2	32	—	34	—	—	—	34
Total current liabilities	31	1,360	982	—	2,373	—	—	—	2,373
Long-term debt	2,819	—	—	—	2,819	—	—	—	2,819
Deferred tax liabilities, net	—	3	162	—	165	—	—	—	165
Other noncurrent liabilities	2	197	108	—	307	—	—	—	307
Total liabilities	2,852	1,560	1,252	—	5,664	—	—	—	5,664
Total Warner Music Group Corp. (deficit) equity	(334)	3,656	554	(4,210)	(334)	675	675	(1,350)	(334)
Noncontrolling interest	—	5	9	—	14	—	—	—	14
Total equity	(334)	3,661	563	(4,210)	(320)	675	675	(1,350)	(320)
Total liabilities and equity	$2,518	$5,221	$1,815	$(4,210)	$5,344	$675	$675	$(1,350)	$5,344

Consolidating Statement of Operations (Unaudited)
For The Three Months Ended June 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$410	$760	$(112)	$1,058	$—	$—	$—	$1,058
Costs and expenses:
Cost of revenue	—	(216)	(442)	81	(577)	—	—	—	(577)
Selling, general and administrative expenses	—	(198)	(203)	29	(372)	—	—	—	(372)
Amortization of intangible assets	—	(24)	(27)	—	(51)	—	—	—	(51)
Total costs and expenses	—	(438)	(672)	110	(1,000)	—	—	—	(1,000)
Operating income (loss)	—	(28)	88	(2)	58	—	—	—	58
Loss on extinguishment of debt	(4)	—	—	—	(4)	—	—	—	(4)
Interest expense, net	(30)	—	(6)	—	(36)	—	—	—	(36)
Equity gains from equity method investments	43	58	—	(101)	—	13	13	(26)	—
Other (expense) income, net	(8)	37	(45)	—	(16)	—	—	—	(16)
Income before income taxes	1	67	37	(103)	2	13	13	(26)	2
Income tax benefit	12	15	9	(24)	12	—	—	—	12
Net income	13	82	46	(127)	14	13	13	(26)	14
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income attributable to Warner Music Group Corp.	$13	$82	$45	$(127)	$13	$13	$13	$(26)	$13

Consolidating Statement of Operations (Unaudited)
For Three Months Ended June 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$544	$533	$(119)	$958	$—	$—	$—	$958
Costs and expenses:
Cost of revenue	—	(261)	(346)	76	(531)	—	—	—	(531)
Selling, general and administrative expenses	—	(252)	(133)	42	(343)	—	—	—	(343)
Amortization of intangible assets	—	(23)	(33)	—	(56)	—	—	—	(56)
Total costs and expenses	—	(536)	(512)	118	(930)	—	—	—	(930)
Operating income (loss)	—	8	21	(1)	28	—	—	—	28
Loss on extinguishment of debt	(7)	—	—	—	(7)	—	—	—	(7)
Interest (expense) income, net	(27)	2	(8)	—	(33)	—	—	—	(33)
Equity gains from equity method investments	39	23	—	(62)	—	320	320	(640)	—
Other income (expense), net	376	(1)	19	—	394	—	—	—	394
Income before income taxes	381	32	32	(63)	382	320	320	(640)	382
Income tax (expense) benefit	(61)	(62)	7	55	(61)	—	—	—	(61)
Net income (loss)	320	(30)	39	(8)	321	320	320	(640)	321
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income (loss) attributable to Warner Music Group Corp.	$320	$(30)	$38	$(8)	$320	$320	$320	$(640)	$320

Consolidating Statement of Operations (Unaudited)
For The Nine Months Ended June 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$1,352	$2,286	$(287)	$3,351	$—	$—	$—	$3,351
Costs and expenses:
Cost of revenue	—	(653)	(1,338)	229	(1,762)	—	—	—	(1,762)
Selling, general and administrative expenses	—	(573)	(586)	57	(1,102)	—	—	—	(1,102)
Amortization of intangible assets	—	(74)	(86)	—	(160)	—	—	—	(160)
Total costs and expenses	—	(1,300)	(2,010)	286	(3,024)	—	—	—	(3,024)
Operating income	—	52	276	(1)	327	—	—	—	327
Loss on extinguishment of debt	(7)	—	—	—	(7)	—	—	—	(7)
Interest (expense) income, net	(92)	2	(18)	—	(108)	—	—	—	(108)
Equity gains from equity method investments	345	201	—	(546)	—	166	166	(332)	—
Other income (expense), net	6	107	(72)	—	41	—	—	—	41
Income before income taxes	252	362	186	(547)	253	166	166	(332)	253
Income tax expense	(86)	(79)	(41)	120	(86)	—	—	—	(86)
Net income	166	283	145	(427)	167	166	166	(332)	167
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Net income attributable to Warner Music Group Corp.	$166	$283	$144	$(427)	$166	$166	$166	$(332)	$166

Consolidating Statement of Operations (Unaudited)
For The Nine Months Ended June 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Revenue	$—	$1,626	$1,703	$(363)	$2,966	$—	$—	$—	$2,966
Costs and expenses:
Cost of revenue	—	(760)	(1,066)	238	(1,588)	—	—	—	(1,588)
Selling, general and administrative expenses	—	(731)	(406)	124	(1,013)	—	—	—	(1,013)
Amortization of intangible assets	—	(70)	(94)	—	(164)	—	—	—	(164)
Total costs and expenses	—	(1,561)	(1,566)	362	(2,765)	—	—	—	(2,765)
Operating income	—	65	137	(1)	201	—	—	—	201
Loss on extinguishment of debt	(31)	—	—	—	(31)	—	—	—	(31)
Interest (expense) income, net	(87)	3	(21)	—	(105)	—	—	—	(105)
Equity gains from equity method investments	195	99	—	(294)	—	321	321	(642)	—
Other income, net	376	8	8	—	392	—	—	—	392
Income before income taxes	453	175	124	(295)	457	321	321	(642)	457
Income tax expense	(132)	(131)	(21)	152	(132)	—	—	—	(132)
Net income	321	44	103	(143)	325	321	321	(642)	325
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Net income attributable to Warner Music Group Corp.	$321	$43	$100	$(143)	$321	$321	$321	$(642)	$321

Consolidating Statement of Comprehensive Income (Unaudited)
For The Three Months Ended June 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$13	$82	$46	$(127)	$14	$13	$13	$(26)	$14
Other comprehensive income (loss), net of tax:
Foreign currency adjustment	9	—	(9)	9	9	10	10	(20)	9
Deferred (loss) gains on derivatives	(3)	—	1	(1)	(3)	(3)	(3)	6	(3)
Other comprehensive income (loss), net of tax:	6	—	(8)	8	6	7	7	(14)	6
Total comprehensive income	19	82	38	(119)	20	20	20	(40)	20
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income attributable to Warner Music Group Corp.	$19	$82	$37	$(119)	$19	$20	$20	$(40)	$19

Consolidating Statement of Comprehensive Income (Unaudited)
For The Three Months Ended June 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income (loss)	$320	$(30)	$39	$(8)	$321	$320	$320	$(640)	$321
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(31)	—	31	(31)	(31)	(31)	(31)	62	(31)
Deferred loss on derivatives	(3)	—	—	—	(3)	(3)	(3)	6	(3)
Other comprehensive (loss) income, net of tax:	(34)	—	31	(31)	(34)	(34)	(34)	68	(34)
Total comprehensive income (loss)	286	(30)	70	(39)	287	286	286	(572)	287
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income (loss) attributable to Warner Music Group Corp.	$286	$(30)	$69	$(39)	$286	$286	$286	$(572)	$286

Consolidating Statement of Comprehensive Income (Unaudited)
For The Nine Months Ended June 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$166	$283	$145	$(427)	$167	$166	$166	$(332)	$167
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(17)	—	17	(17)	(17)	(19)	(19)	38	(17)
Deferred loss on derivatives	(12)	—	(1)	1	(12)	(12)	(12)	24	(12)
Other comprehensive (loss) income, net of tax:	(29)	—	16	(16)	(29)	(31)	(31)	62	(29)
Total comprehensive income	137	283	161	(443)	138	135	135	(270)	138
Less: income attributable to noncontrolling interest	—	—	(1)	—	(1)	—	—	—	(1)
Comprehensive income attributable to Warner Music Group Corp.	$137	$283	$160	$(443)	$137	$135	$135	$(270)	$137

Consolidating Statement of Comprehensive Income (Unaudited)
For The Nine Months Ended June 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Net income	$321	$44	$103	$(143)	$325	$321	$321	$(642)	$325
Other comprehensive (loss) income, net of tax:
Foreign currency adjustment	(13)	—	13	(13)	(13)	(13)	(13)	26	(13)
Deferred loss on derivatives	(1)	—	—	—	(1)	(1)	(1)	2	(1)
Other comprehensive (loss) income, net of tax:	(14)	—	13	(13)	(14)	(14)	(14)	28	(14)
Total comprehensive income	307	44	116	(156)	311	307	307	(614)	311
Less: income attributable to noncontrolling interest	—	(1)	(3)	—	(4)	—	—	—	(4)
Comprehensive income attributable to Warner Music Group Corp.	$307	$43	$113	$(156)	$307	$307	$307	$(614)	$307

Consolidating Statement of Cash Flows (Unaudited)
For The Nine Months Ended June 30, 2019

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$166	$283	$145	$(427)	$167	$166	$166	$(332)	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	103	100	—	203	—	—	—	203
Unrealized gains and remeasurement of foreign denominated loans	(5)	(1)	—	—	(6)	—	—	—	(6)
Deferred income taxes	—	—	25		25				25
Loss on extinguishment of debt	7	—	—	—	7	—	—	—	7
Net gain on investments	—	(25)	(2)	—	(27)	—	—	—	(27)
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Equity-based compensation expense	—	28	—	—	28	—	—	—	28
Equity gains, including distributions	(345)	(201)	—	546	—	(166)	(166)	332	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	11	(61)	—	(50)	—	—	—	(50)
Inventories	—	5	7	—	12	—	—	—	12
Royalty advances	—	(57)	(50)	—	(107)	—	—	—	(107)
Accounts payable and accrued liabilities	—	239	(214)	(119)	(94)	—	—	—	(94)
Royalty payables	5	(82)	194	—	117	—	—	—	117
Accrued interest	(13)	—	—	—	(13)	—	—	—	(13)
Deferred revenue	—	(45)	28	—	(17)	—	—	—	(17)
Other balance sheet changes	3	54	(58)	—	(1)	—	—	—	(1)
Net cash (used in) provided by operating activities	(177)	312	114	—	249	—	—	—	249
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(19)	(5)	—	(24)	—	—	—	(24)
Capital expenditures	—	(70)	(12)	—	(82)	—	—	—	(82)
Investments and acquisitions of businesses, net	—	(40)	(194)	—	(234)	—	—	—	(234)
Advances from issuer	(8)	—	—	8	—	—	—	—	—
Net cash used in investing activities	(8)	(129)	(211)	8	(340)	—	—	—	(340)
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 3.625% Sr Secured Notes due 2026	514	—	—	—	514	—	—	—	514
Repayment of Acquisition Corp. 4.125% Senior Secured Notes	(40)	—	—	—	(40)	—	—	—	(40)
Repayment of Acquisition Corp. 4.875% Senior Secured Notes	(30)	—	—	—	(30)	—	—	—	(30)
Repayment of Acquisition Corp. 5.625% Senior Secured Notes	(247)	—	—	—	(247)	—	—	—	(247)
Call premiums paid and deposit on early redemption of debt	(5)	—	—	—	(5)	—	—	—	(5)
Deferred financing costs paid	(7)	—	—	—	(7)	—	—	—	(7)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Dividends paid	—	(63)	—	—	(63)	—	—	—	(63)
Change in due to (from) issuer	—	8	—	(8)	—	—	—	—	—
Net cash provided by (used in) financing activities	185	(55)	(3)	(8)	119	—	—	—	119
Effect of exchange rate changes on cash and equivalents	—	—	(1)	—	(1)	—	—	—	(1)
Net increase (decrease) in cash and equivalents	—	128	(101)	—	27	—	—	—	27
Cash and equivalents at beginning of period	—	169	345	—	514	—	—	—	514
Cash and equivalents at end of period	$—	$297	$244	$—	$541	$—	$—	$—	$541

Consolidating Statement of Cash Flows (Unaudited)
For The Nine Months Ended June 30, 2018

	WMG Acquisition Corp. (issuer)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	WMG Acquisition Corp. Consolidated	WMG Holdings Corp.	Warner Music Group Corp.	Eliminations	Warner Music Group Corp. Consolidated
	(in millions)
Cash flows from operating activities
Net income	$321	$44	$103	$(143)	$325	$321	$321	$(642)	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	101	104	—	205	—	—	—	205
Unrealized (gains) losses and remeasurement of foreign denominated loans	(5)	(3)	2	—	(6)	—	—	—	(6)
Deferred income taxes	—	—	105	—	105	—	—	—	105
Loss on extinguishment of debt	31	—	—	—	31	—	—	—	31
Net (gain) loss on divestitures and investments	(503)	84	34	—	(385)	—	—	—	(385)
Non-cash interest expense	5	—	—	—	5	—	—	—	5
Equity-based compensation expense	—	52	—	—	52	—	—	—	52
Equity gains, including distributions	(195)	(99)	—	294	—	(321)	(321)	642	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(39)	(4)	—	(43)	—	—	—	(43)
Inventories	—	(5)	4	—	(1)	—	—	—	(1)
Accounts payable and accrued liabilities	—	256	(189)	(151)	(84)	—	—	—	(84)
Royalty payables	—	32	81	—	113	—	—	—	113
Accrued interest	(22)	—	—	—	(22)	—	—	—	(22)
Deferred revenue	—	30	(30)	—	—	—	—	—	—
Other balance sheet changes	(3)	82	(109)	—	(30)	—	—	—	(30)
Net cash (used in) provided by operating activities	(371)	535	101	—	265	—	—	—	265
Cash flows from investing activities
Acquisition of music publishing rights, net	—	(7)	(4)	—	(11)	—	—	—	(11)
Capital expenditures	—	(30)	(10)	—	(40)	—	—	—	(40)
Investments and acquisitions of businesses, net	—	(14)	—	—	(14)	—	—	—	(14)
Proceeds from the sale of investments	504	12	—	—	516	—	—	—	516
Advances from issuer	(108)	—	—	108	—	—	—	—	—
Net cash provided by (used in) investing activities	396	(39)	(14)	108	451	—	—	—	451
Cash flows from financing activities
Proceeds from issuance of Acquisition Corp. 5.50% Senior Notes	325	—	—	—	325	—	—	—	325
Proceeds from supplement of Acquisition Corp. Senior Term Loan Facility	320	—	—	—	320	—	—	—	320
Repayment of redemption deposit for Acquisition Corp. 6.75% Senior Notes	(635)	—	—	—	(635)	—	—	—	(635)
Call premiums paid on and redemption deposit for early redemption of debt	(23)	—	—	—	(23)	—	—	—	(23)
Deferred financing costs paid	(12)	—	—	—	(12)	—	—	—	(12)
Distribution to noncontrolling interest holder	—	—	(3)	—	(3)	—	—	—	(3)
Dividends paid	—	(397)	(28)	—	(425)	—	—	—	(425)
Change in due to (from) issuer	—	108	—	(108)	—	—	—	—	—
Net cash used in financing activities	(25)	(289)	(31)	(108)	(453)	—	—	—	(453)
Effect of exchange rate changes on cash and equivalents	—	—	(5)	—	(5)	—	—	—	(5)
Net increase in cash and equivalents	—	207	51	—	258	—	—	—	258
Cash and equivalents at beginning of period	—	347	300	—	647	—	—	—	647
Cash and equivalents at end of period	$—	$554	$351	$—	$905	$—	$—	$—	$905

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our results of operations and financial condition with the unaudited interim financial statements included elsewhere in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019 (the “Quarterly Report”).
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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended June 30, 2019 and June 30, 2018. This analysis is presented on both a consolidated and segment basis.

•
Financial condition and liquidity. This section provides an analysis of our cash flows for the nine months ended June 30, 2019 and June 30, 2018 as well as a discussion of our financial condition and liquidity as of June 30, 2019. The discussion of our financial condition and liquidity includes a summary of the key debt covenant compliance measures under our debt agreements.

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
In the United States, our Recorded Music operations are conducted principally through our major record labels—Warner Records and Atlantic Records. In October 2018, we launched Elektra Music Group in the United States as a standalone label group, which comprises the Elektra, Fueled by Ramen and Roadrunner labels. Our Recorded Music operations also include Rhino, a division that specializes in marketing our music catalog through compilations, reissuances of previously released music and video titles and releasing previously unreleased material from our vault. We also conduct our Recorded Music operations through a collection of additional record labels including Asylum, Big Beat, Canvasback, East West, Erato, FFRR, Nonesuch, Parlophone, Reprise, Sire, Spinnin’, Warner Classics and Warner Music Nashville.
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
Our Music Publishing operations are conducted principally through Warner Chappell Music, our global music publishing company headquartered in Los Angeles with operations in over 50 countries through various subsidiaries, affiliates and non-affiliated licensees. We own or control rights to more than one million musical compositions, including numerous pop hits, American standards, folk songs and motion picture and theatrical compositions. Assembled over decades, our award-winning catalog includes over 70,000 songwriters and composers and a diverse range of genres including pop, rock, jazz, classical, country, R&B, hip-hop, rap, reggae, Latin, folk, blues, symphonic, soul, Broadway, techno, alternative and gospel. Warner Chappell Music also administers the music and soundtracks of several third-party television and film producers and studios. We have an extensive production music library collectively branded as Warner Chappell Production Music.
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
Other Business Models to Drive Incremental Revenue
Artist Services and Expanded-Rights Deals
As another means to offset declines in physical revenues and download revenues in Recorded Music, for many years we have signed recording artists to expanded-rights deals. Under our expanded-rights deals, we participate in the recording artist’s revenue streams, other than from recorded music sales, such as touring, merchandising and sponsorships. Artist services and expanded-rights Recorded Music revenue, which includes revenue from expanded-rights deals as well as revenue from our artist services business, represented approximately 14% of our total revenue during the nine months ended June 30, 2019. Artist services and expanded-rights revenue will fluctuate from period to period depending upon touring schedules, among other things. Margins for the various artist services and expanded-rights revenue streams can vary significantly. The overall impact on margins will, therefore, depend on the composition of the various revenue streams in any particular period. For instance, participation in revenue from touring under our expanded-rights deals typically flows straight through to operating income with little associated cost. Revenue from some of our artist services businesses such as our management business and revenue from participation in touring and sponsorships under our expanded-rights deals are all high margin, while merchandising revenue under our expanded-rights deals and revenue from some of our artist services businesses such as our concert promotion businesses tend to be lower margin than our traditional revenue streams in Recorded Music.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$584	$519	$65	13%
Physical	95	130	(35)	-27%
Total Digital and Physical	679	649	30	5%
Artist services and expanded-rights	158	85	73	86%
Licensing	76	68	8	12%
Total Recorded Music	913	802	111	14%
Performance	36	51	(15)	-29%
Digital	65	59	6	10%
Mechanical	13	17	(4)	-24%
Synchronization	29	28	1	4%
Other	4	4	—	—%
Total Music Publishing	147	159	(12)	-8%
Intersegment eliminations	(2)	(3)	1	-33%
Total Revenue	$1,058	$958	$100	10%
Revenue by Geographical Location
U.S. Recorded Music	$395	$356	$39	11%
U.S. Music Publishing	71	69	2	3%
Total U.S.	466	425	41	10%
International Recorded Music	518	446	72	16%
International Music Publishing	76	90	(14)	-16%
Total International	594	536	58	11%
Intersegment eliminations	(2)	(3)	1	-33%
Total Revenue	$1,058	$958	$100	10%
Total Revenue
Total revenue increased by $100 million, or 10%, to $1,058 million for the three months ended June 30, 2019 from $958 million for the three months ended June 30, 2018, which includes an increase of $59 million, or 6%, due to the acquisition of EMP. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the three months ended June 30, 2019, respectively, and 83% and 17% of total revenue for the three months ended June 30, 2018, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 44% and 56% of total revenue for the three months ended June 30, 2019 and June 30, 2018.
Total digital revenue after intersegment eliminations increased by $72 million, or 13%, to $648 million for the three months ended June 30, 2019 from $576 million for the three months ended June 30, 2018. Total digital revenue represented 61% and 60% of consolidated revenue for the three months ended June 30, 2019 and June 30, 2018, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2019 was comprised of U.S. revenue of $343 million and international revenue of $306 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the three months ended June 30, 2018 was comprised of U.S. revenue of $297 million and international revenue of $281 million, or 51% and 49% of total digital revenue, respectively.

Recorded Music revenue increased by $111 million, or 14%, to $913 million for the three months ended June 30, 2019 from $802 million for the three months ended June 30, 2018, which includes an increase of $59 million, or 7%, due to the acquisition of EMP and an increase of $7 million due to the adoption of ASC 606. U.S. Recorded Music revenues were $395 million and $356 million, or 43% and 44%, of consolidated Recorded Music revenues for the three months ended June 30, 2019 and June 30, 2018, respectively. International Recorded Music revenues were $518 million and $446 million, or 57% and 56%, of consolidated Recorded Music revenues for the three months ended June 30, 2019 and June 30, 2018, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital revenue, artist services and expanded-rights revenue, and licensing revenue partially offset by decreases in physical revenue. Revenue was also driven by top sellers including carryover success from Ed Sheeran, A Boogie Wit da Hoodie, and The Yellow Monkey. Digital revenue increased by $65 million as a result of the continued growth in streaming services and the adoption of ASC 606. Revenue from streaming services grew by $92 million to $540 million for the three months ended June 30, 2019 from $448 million for the three months ended June 30, 2018. Digital revenue growth was partially offset by decreases in digital download and other digital declines of $27 million to $44 million for the three months ended June 30, 2019 from $71 million for the three months ended June 30, 2018 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $73 million primarily due to a $59 million increase related to the acquisition of EMP, higher merchandising and advertising revenues, timing of larger tours in Japan and France, partially offset by a touring business divestment in Italy of $21 million. Licensing revenue increased by $8 million primarily due to a $5 million increase from the adoption of ASC 606. Physical revenue decreased by $35 million primarily due to the continued shift from physical revenue to digital revenue as well as timing of releases.
Music Publishing revenues decreased by $12 million, or 8%, to $147 million for the three months ended June 30, 2019 from $159 million for the three months ended June 30, 2018. U.S. Music Publishing revenues were $71 million and $69 million, or 48% and 43%, of Music Publishing revenues for the three months ended June 30, 2019 and June 30, 2018, respectively. International Music Publishing revenues were $76 million and $90 million, or 52% and 57%, of Music Publishing revenues for the three months ended June 30, 2019 and June 30, 2018, respectively.
The overall decrease in Music Publishing revenue was mainly driven by decreases in performance revenue of $15 million and mechanical revenue of $4 million, partially offset by increases in digital revenue of $6 million and synchronization revenue of $1 million. The decreases in performance and mechanical revenues were related to decreases in revenues as a result of the adoption of ASC 606 for $11 million, lost administrative rights, and lower market share. The increase in digital revenue includes a $4 million increase resulting from the adoption of ASC 606 and increases in streaming revenue driven by the continued growth in streaming services, partially offset by decreases in digital download revenue.
Revenue by Geographical Location
U.S. revenue increased by $41 million, or 10%, to $466 million for the three months ended June 30, 2019 from $425 million for the three months ended June 30, 2018. U.S. Recorded Music revenue increased by $39 million, or 11%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $39 million driven by the continued growth in streaming services. Streaming revenue increased by $51 million, partially offset by a $11 million decline in digital download revenue. U.S. Recorded Music artist services and expanded-rights revenue also increased by $17 million, or 77%, driven by higher advertising and merchandising revenues. Partially offsetting these increases is a decrease of U.S. Recorded Music physical revenue for $16 million driven by general market decline. U.S. Music Publishing revenue increased by $2 million, or 3%, to $71 million for the three months ended June 30, 2019 from $69 million for the three months ended June 30, 2018. This was primarily driven by the increase in U.S. Music Publishing of $7 million in U.S. Music Publishing digital revenue due to the continued growth in streaming services, partially offset by decreases in performance revenue of $4 million and mechanical revenue of $1 million primarily related to decreases in revenues associated with lost administrative rights and lower market share.

International revenue increased by $58 million, or 11%, to $594 million for the three months ended June 30, 2019 from $536 million for the three months ended June 30, 2018, which includes $59 million related to the acquisition of EMP. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $84 million or 16%. International Recorded Music revenue increased $72 million primarily due to increases in digital revenue of $26 million, artist services and expanded-rights revenue of $56 million and licensing revenue of $9 million, partially offset by decreases in physical revenue of $19 million. The increase in International Recorded Music digital revenue was due to continued growth in streaming services internationally, partially offset by a decline in digital downloads. International Recorded Music artist services and expanded-rights revenue increased $56 million due to the acquisition of EMP, higher merchandising revenues, timing of larger tours in Japan and France, partially offset by the impact of a touring business divestment in Italy of $21 million. International Recorded Music licensing revenue increased $9 million primarily due to the impact of ASC 606. International Recorded Music physical revenue decreased by $19 million due to the continued shift from physical revenue to digital revenue. International Music Publishing revenue decreased by $14 million, or 16%, to $76 million for the three months ended June 30, 2019 from $90 million for the three months ended June 30, 2018. This was primarily driven by a decrease of performance revenue of $11 million primarily due to a decrease in revenues as a result of the adoption of ASC 606, lost administrative rights, and lower market share as well as a decrease of mechanical revenue of $3 million due to the impact of ASC 606.
Our cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$372	$366	$6	2%
Product costs	205	165	40	24%
Total cost of revenues	$577	$531	$46	9%
Artist and repertoire costs increased by $6 million, to $372 million for the three months ended June 30, 2019 from $366 million for the three months ended June 30, 2018. Artist and repertoire costs as a percentage of revenue decreased to 35% for the three months ended June 30, 2019 from 38% for the three months ended June 30, 2018 due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percent of revenue. Excluding EMP, artist and repertoire costs as a percentage of revenue was 37%, which is down from 38% compared to the prior year quarter, due to the adoption of ASC 606, timing of artist spend, and the prior year benefit for advance recoveries of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares.
Product costs increased by $40 million, to $205 million for the three months ended June 30, 2019 from $165 million for the three months ended June 30, 2018. Product costs as a percentage of revenue were 19% for the three months ended June 30, 2019 and 17% for the three months ended June 30, 2018. Increases in product costs relate to the acquisition of EMP of $27 million and revenue mix, which were partially offset by the impact of a touring business divestment in Italy of $18 million.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$191	$197	$(6)	-3%
Selling and marketing expense	155	131	24	18%
Distribution expense	26	15	11	73%
Total selling, general and administrative expense	$372	$343	$29	8%
______________________

(1)	Includes depreciation expense of $15 million for the three months ended June 30, 2019 and June 30, 2018.
Total selling, general and administrative expense increased by $29 million, or 8%, to $372 million for the three months ended June 30, 2019 from $343 million for the three months ended June 30, 2018. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 35% for the three months ended June 30, 2019 from 36% for the three months ended June 30, 2018.

General and administrative expense decreased by $6 million, or 3%, to $191 million for the three months ended June 30, 2019 from $197 million for the three months ended June 30, 2018. The decrease in general and administrative expense was mainly due to lower expense associated with our Senior Management Free Cash Flow Plan of $21 million, partially offset by higher employee related costs and costs associated with transformation initiatives. Expressed as a percentage of revenue, general and administrative expense decreased to 18% for the three months ended June 30, 2019 from 21% for the three months ended June 30, 2018.
Selling and marketing expense increased by $24 million, or 18%, to $155 million for the three months ended June 30, 2019 from $131 million for the three months ended June 30, 2018. The increase in selling and marketing expense was primarily due to an increase of $18 million related to the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 15% for the three months ended June 30, 2019 from 14% for the three months ended June 30, 2018 mainly due to the acquisition of EMP.
Distribution expense was $26 million for the three months ended June 30, 2019 and $15 million for the three months ended June 30, 2018. Expressed as a percentage of revenue, distribution expense increased to 3% for the three months ended June 30, 2019 from 2% for three months ended June 30, 2018. The increase in distribution expense was primarily due to an increase of $8 million related to the acquisition of EMP.
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

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$13	$320	$(307)	-96%
Income attributable to noncontrolling interest	1	1	—	—%
Net income	14	321	(307)	-96%
Income tax (benefit) expense	(12)	61	(73)	—%
Income before income taxes	2	382	(380)	-99%
Other expense (income), net	16	(394)	410	—%
Interest expense, net	36	33	3	9%
Loss on extinguishment of debt	4	7	(3)	-43%
Operating income	58	28	30	—%
Amortization expense	51	56	(5)	-9%
Depreciation expense	15	15	—	—%
OIBDA	$124	$99	$25	25%
OIBDA
OIBDA increased by $25 million, or 25%, to $124 million for the three months ended June 30, 2019 as compared to $99 million for the three months ended June 30, 2018 as a result of higher revenues, lower general and administrative expenses, and an $18 million increase due to the adoption of ASC 606, partially offset by the prior year advance recoveries resulting from the gain on Spotify shares. Expressed as a percentage of total revenue, OIBDA increased to 12% for the three months ended June 30, 2019 from 10% for the three months ended June 30, 2018 due to the factors previously discussed.
Amortization expense
Our amortization expense decreased by $5 million, or 9%, to $51 million for the three months ended June 30, 2019 from $56 million for the three months ended June 30, 2018. The decrease is primarily due to higher expense associated with the purchase accounting update in the prior year quarter for Spinnin' Records and assets becoming fully amortized.
Operating income
Our operating income increased by $30 million to $58 million for the three months ended June 30, 2019 from $28 million for the three months ended June 30, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.

Loss on extinguishment of debt
We recorded a loss on extinguishment of debt for the three months ended June 30, 2019 in the amount of $4 million related to the redemption of the remaining 5.625% Senior Notes. We recorded a loss on extinguishment of debt in the amount of $7 million for the three months ended June 30, 2018 related to the June 2018 Senior Term Loan Credit Agreement and the redemption of the remaining 6.75% Senior Notes.
Interest expense, net
Our interest expense, net, increased to $36 million for the three months ended June 30, 2019 from $33 million for the three months ended June 30, 2018 due to a higher outstanding debt balance associated with the issuance of the 3.625% Secured Notes, partially offset by redemption activity.
Other expense (income), net
Other expense (income), net, for the three months ended June 30, 2019 primarily includes the unrealized loss of $6 million on the mark-to-market of an equity method investment and a loss on our Euro denominated debt of $10 million. This compares to the gain on sale of the Spotify shares, net of estimated artist share and other related costs, of $378 million, foreign currency gains on our Euro denominated debt of $24 million, and gains on derivative liabilities of $6 million, partially offset by currency exchange losses on our intercompany loans of $11 million in the three months ended June 30, 2018.
Income tax (benefit) expense
Our income tax (benefit) expense decreased by $73 million to a $12 million tax benefit for the three months ended June 30, 2019 from $61 million of tax expense for the three months ended June 30, 2018. The change of $73 million in income tax (benefit) expense primarily relates to gain on sale of the Spotify shares in the three months ended June 30, 2018, partially offset by a tax benefit due to a change in components of forecasted taxable income.
Net Income
Net income decreased by $307 million to $14 million for the three months ended June 30, 2019 from net income of $321 million for the three months ended June 30, 2018 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for the three months ended June 30, 2019 and June 30, 2018.
Business Segment Results
Revenue, operating income and OIBDA by business segment were as follows (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Recorded Music
Revenue	$913	$802	$111	14%
Operating income	85	67	18	27%
OIBDA	131	115	16	14%
Music Publishing
Revenue	147	159	(12)	-8%
Operating income	18	5	13	—%
OIBDA	36	24	12	50%
Corporate expenses and eliminations
Revenue elimination	(2)	(3)	1	-33%
Operating loss	(45)	(44)	(1)	2%
OIBDA loss	(43)	(40)	(3)	8%
Total
Revenue	1,058	958	100	10%
Operating income	58	28	30	—%
OIBDA	124	99	25	25%

Recorded Music
Revenues
Recorded Music revenue increased by $111 million, or 14%, to $913 million for the three months ended June 30, 2019 from $802 million for the three months ended June 30, 2018. U.S. Recorded Music revenues were $395 million and $356 million, or 43% and 44%, of consolidated Recorded Music revenues for the three months ended June 30, 2019 and June 30, 2018, respectively. International Recorded Music revenues were $518 million and $446 million, or 57% and 56%, of consolidated Recorded Music revenues for both the three months ended June 30, 2019 and June 30, 2018, respectively.
The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth and the EMP acquisition as described in the “Total Revenue” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$282	$252	$30	12%
Product costs	205	165	40	24%
Total cost of revenues	$487	$417	$70	17%
Recorded Music cost of revenues increased by $70 million, or 17%, to $487 million for the three months ended June 30, 2019 from $417 million for the three months ended June 30, 2018. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs remained constant at 31% for both the three months ended June 30, 2019 and June 30, 2018. Excluding EMP, artist and repertoire costs as a percentage of revenue increased to 33% primarily due to the prior year benefit for advance recoveries of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares reducing the overall costs in the prior year. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs increased to 22% for the three months ended June 30, 2019 from 21% for the three months ended June 30, 2018. The increase in product costs relates to the acquisition of EMP of $27 million and revenue mix, which were partially offset by the impact of a touring business divestment in Italy of $18 million.
Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$128	$134	$(6)	-4%
Selling and marketing expense	153	130	23	18%
Distribution expense	26	15	11	73%
Total selling, general and administrative expense	$307	$279	$28	10%
_________________

(1)	Includes depreciation expense of $12 million and $9 million for the three months ended June 30, 2019 and for the three months ended June 30, 2018, respectively.
Recorded Music selling, general and administrative expense increased by $28 million, or 10%, to $307 million for the three months ended June 30, 2019 from $279 million for the three months ended June 30, 2018. The decrease in general and administrative expense was primarily due to lower expense associated with our Senior Management Free Cash Flow Plan of $12 million, partially offset by higher employee related costs. The increase in selling and marketing expense was primarily due to $18 million resulting from the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. The increase in distribution expense was primarily due to $8 million in costs resulting from the acquisition of EMP in the quarter. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 34% for the three months ended June 30, 2019 from 35% for the three months ended June 30, 2018.

Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating Income	$85	$67	$18	27%
Depreciation and amortization	46	48	(2)	-4%
OIBDA	$131	$115	$16	14%
Recorded Music OIBDA increased by $16 million, or 14%, to $131 million for the three months ended June 30, 2019 from $115 million for the three months ended June 30, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA remained stable at 14% for the three months ended June 30, 2019 and June 30, 2018. Recorded Music OIBDA included a $6 million increase due to the adoption of ASC 606.
Recorded Music operating income increased by $18 million to $85 million for the three months ended June 30, 2019 from $67 million for the three months ended June 30, 2018 due to the factors that led to the increase in Recorded Music OIBDA noted above.
Music Publishing
Revenues
Music Publishing revenues decreased by $12 million, or 8%, to $147 million for the three months ended June 30, 2019 from $159 million for the three months ended June 30, 2018. U.S. Music Publishing revenues were $71 million and $69 million, or 48% and 43%, of Music Publishing revenues for the three months ended June 30, 2019 and June 30, 2018, respectively. International Music Publishing revenues were $76 million and $90 million, or 52% and 57%, of Music Publishing revenues for the three months ended June 30, 2019 and June 30, 2018, respectively.
The overall decrease in Music Publishing revenue was mainly driven by the decrease in revenues associated with lost administrative rights and lower market share as described in the “Total Revenue” and “Revenue by Geographical Location” sections above.
Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$92	$117	$(25)	-21%
Total cost of revenues	$92	$117	$(25)	-21%
Music Publishing cost of revenues decreased by $25 million, or 21%, to $92 million for the three months ended June 30, 2019 from $117 million for the three months ended June 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the three months ended June 30, 2019 from 74% for the three months ended June 30, 2018, primarily due to the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.

Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$19	$20	$(1)	-5%
Selling and marketing expense	1	—	1	—%
Total selling, general and administrative expense	$20	$20	$—	—%
_______________________

(1)	Includes depreciation expense of $1 million for the three months ended June 30, 2019 and $2 million for the three months ended June 30, 2018.
Music Publishing selling, general and administrative expense remained flat at $20 million for the three months ended June 30, 2019 and June 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense increased to 14% for the three months ended June 30, 2019 from 13% for the three months ended June 30, 2018.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Three Months Ended June 30,		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating income	$18	$5	$13	—%
Depreciation and amortization	18	19	(1)	-5%
OIBDA	$36	$24	$12	50%
Music Publishing OIBDA increased by $12 million, or 50%, to $36 million for the three months ended June 30, 2019 from $24 million for the three months ended June 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 24% for the three months ended June 30, 2019 from 15% for the three months ended June 30, 2018. The increase was primarily due to $12 million from the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.
Music Publishing operating income increased by $13 million to $18 million for the three months ended June 30, 2019 from $5 million operating income for the three months ended June 30, 2018 largely due to a transition in timing of revenues and related costs resulting from the adoption of ASC 606.
Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $1 million for the three months ended June 30, 2019 to $45 million from $44 million for the three months ended June 30, 2018.
Our OIBDA loss from corporate expenses and eliminations increased by $3 million for the three months ended June 30, 2019 to $43 million from $40 million for the three months ended June 30, 2018.

RESULTS OF OPERATIONS
Nine Months Ended June 30, 2019 Compared with Nine Months Ended June 30, 2018
Consolidated Results
Revenues
Our revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Revenue by Type
Digital	$1,744	$1,491	$253	17%
Physical	456	500	(44)	-9%
Total Digital and Physical	2,200	1,991	209	10%
Artist services and expanded-rights	458	264	194	73%
Licensing	229	242	(13)	-5%
Total Recorded Music	2,887	2,497	390	16%
Performance	135	153	(18)	-12%
Digital	195	169	26	15%
Mechanical	41	55	(14)	-25%
Synchronization	89	90	(1)	-1%
Other	10	9	1	11%
Total Music Publishing	470	476	(6)	-1%
Intersegment eliminations	(6)	(7)	1	-14%
Total Revenue	$3,351	$2,966	$385	13%
Revenue by Geographical Location
U.S. Recorded Music	$1,236	$1,061	$175	16%
U.S. Music Publishing	219	220	(1)	—%
Total U.S.	1,455	1,281	174	14%
International Recorded Music	1,651	1,436	215	15%
International Music Publishing	251	256	(5)	-2%
Total International	1,902	1,692	210	12%
Intersegment eliminations	(6)	(7)	1	-14%
Total Revenue	$3,351	$2,966	$385	13%
Total Revenue
Total revenue increased by $385 million, or 13%, to $3,351 million for the nine months ended June 30, 2019 from $2,966 million for the nine months ended June 30, 2018, which includes an increase of $186 million, or 6%, due to the acquisition of EMP and $29 million, or 1%, due to the adoption of the new revenue recognition standard ASC 606, Revenue from Contracts with Customers (“ASC 606”) in October 2018. Prior to intersegment eliminations, Recorded Music and Music Publishing revenues represented 86% and 14% of total revenue for the nine months ended June 30, 2019, respectively, and 84% and 16% of total revenue for the nine months ended June 30, 2018, respectively. Prior to intersegment eliminations, U.S. and international revenues represented 43% and 57% of total revenue for the nine months ended June 30, 2019 and June 30, 2018.
Total digital revenue after intersegment eliminations increased by $280 million, or 17%, to $1,936 million for the nine months ended June 30, 2019 from $1,656 million for the nine months ended June 30, 2018. Total digital revenue represented 58% and 56% of consolidated revenue for the nine months ended June 30, 2019 and June 30, 2018, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2019 was comprised of U.S. revenue of $1,028 million and international revenue of $911 million, or 53% and 47% of total digital revenue, respectively. Prior to intersegment eliminations, total digital revenue for the nine months ended June 30, 2018 was comprised of U.S. revenue of $854 million and international revenue of $806 million, or 51% and 49% of total digital revenue, respectively.

Recorded Music revenue increased by $390 million, or 16%, to $2,887 million for the nine months ended June 30, 2019 from $2,497 million for the nine months ended June 30, 2018, which includes an increase of $186 million, or 7%, due to the acquisition of EMP, partially offset by the impact of a touring business divestment in Italy of $63 million. U.S. Recorded Music revenues were $1,236 million and $1,061 million, or 43% and 42%, of consolidated Recorded Music revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively. International Recorded Music revenues were $1,651 million and $1,436 million, or 57% and 58%, of consolidated Recorded Music revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively.
The overall increase in Recorded Music revenue was driven by increases in digital revenue and artist services and expanded-rights revenue, partially offset by decreases in physical revenue and licensing revenue. Digital revenue increased by $253 million as a result of the continued growth in streaming services, a strong release schedule including top seller Johnny Hallyday, and carryover success from Ed Sheeran and The Greatest Showman soundtrack, as well as the adoption of ASC 606. Revenue from streaming services grew by $312 million to $1,579 million for the nine months ended June 30, 2019 from $1,267 million for the nine months ended June 30, 2018. Digital revenue growth was partially offset by digital download and other digital declines of $59 million to $165 million for the nine months ended June 30, 2019 from $224 million for the nine months ended June 30, 2018 due to the continued shift to streaming services. Artist services and expanded-rights revenue increased by $194 million primarily due to a $186 million increase related to the acquisition of EMP, higher merchandising and advertising revenues, and timing of larger tours in Japan and France in the current year, partially offset by a touring business divestment in Italy of $63 million and the unfavorable impact of foreign currency exchange rates of $8 million. Physical revenue decreased by $44 million primarily due to the unfavorable impact of foreign currency exchange rates of $15 million, continued shift from physical revenue to digital revenue, partially offset by success of new releases. Licensing revenue decreased by $13 million primarily due to the unfavorable impact of foreign currency exchange rates of $8 million and higher broadcast fees in the prior year.
Music Publishing revenues decreased by $6 million, or 1%, to $470 million for the nine months ended June 30, 2019 from $476 million for the nine months ended June 30, 2018, which is partially offset by an increase of $20 million due to the adoption of ASC 606. U.S. Music Publishing revenues were $219 million and $220 million, or 47% and 46%, of Music Publishing revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively. International Music Publishing revenues were $251 million and $256 million, or 53% and 54%, of Music Publishing revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively.
The overall decrease in Music Publishing revenue was mainly driven by decreases in performance revenue of $18 million and mechanical revenue of $14 million, partially offset by an increase in digital revenue of $26 million. The decreases in performance and mechanical revenues relate to revenues associated with lost administrative rights and lower market share, partially offset by a $6 million increase resulting from the impact of the adoption of ASC 606. The increase in digital revenue includes a $13 million increase resulting from the adoption of ASC 606 and increases in streaming revenue driven by the continued growth in streaming services, partially offset by a decrease in digital download revenue.
Revenue by Geographical Location
U.S. revenue increased by $174 million, or 14%, to $1,455 million for the nine months ended June 30, 2019 from $1,281 million for the nine months ended June 30, 2018. U.S. Recorded Music revenue increased by $175 million, or 16%. The primary driver was the increase in U.S. Recorded Music digital revenue, which increased by $158 million driven by the continued growth in streaming services. Streaming revenue increased by $188 million, partially offset by a $30 million decline in digital download revenue. U.S. Recorded Music artist services and expanded-rights revenue also increased by $41 million, or 53%, driven by higher advertising and merchandising revenues. U.S. Music Publishing revenue decreased by $1 million to $219 million for the nine months ended June 30, 2019 from $220 million for the nine months ended June 30, 2018. This was primarily driven by decreases in U.S. Music Publishing mechanical revenue of $8 million, performance revenue of $7 million, and synchronization revenue of $2 million offset by increases in digital revenue of $16 million.
International revenue increased by $210 million, or 12%, to $1,902 million for the nine months ended June 30, 2019 from $1,692 million for the nine months ended June 30, 2018, which includes $186 million related to the acquisition of EMP. Excluding the unfavorable impact of foreign currency exchange rates, International revenue increased by $294 million or 18%. International Recorded Music revenue increased $215 million primarily due to increases in digital revenue of $95 million and artist services and expanded-rights revenue of $153 million, partially offset by decreases in physical revenue of $27 million and licensing revenue of $6 million. International Recorded Music digital revenue increased due to a $124 million increase in streaming revenue, partially offset by a $24 million decline in digital downloads. The increase in International Recorded Music streaming revenue was due to continued growth in streaming services internationally and strong release performance. Decline in digital downloads is due to the continued shift to streaming services. International Recorded Music artist services and expanded-rights revenue increased due to $186 million related to the acquisition of EMP, higher merchandising revenues in Japan and U.K., and timing of larger tours in Japan and France in the current period, partially offset by the impact of a touring business divestment in Italy of $63 million and the unfavorable impact of foreign currency exchange rates of $8 million. International Recorded Music physical revenue decreased due to the continued shift from physical revenue to digital revenue and the unfavorable impact of foreign currency exchange rates of $15 million, partially offset by the success of new releases, including Johnny Hallyday. International Recorded Music licensing revenue decreased due to the unfavorable impact of foreign currency exchange rates of $8 million. International Music Publishing revenue decreased by $5 million, or 2%, to $251 million for the nine months ended June 30, 2019 from $256 million for the nine months ended June 30, 2018. This was primarily driven by decreases in International Music Publishing performance revenue of $11 million and mechanical revenue of $6 million partially offset by the increase in digital revenue of $10 million primarily due to the adoption of ASC 606 and growth in streaming.
Our cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$1,145	$1,075	$70	7%
Product costs	617	513	104	20%
Total cost of revenues	$1,762	$1,588	$174	11%
Artist and repertoire costs increased by $70 million, to $1,145 million for the nine months ended June 30, 2019 from $1,075 million for the nine months ended June 30, 2018. Artist and repertoire costs as a percentage of revenue decreased to 34% for the nine months ended June 30, 2019 from 36% for the nine months ended June 30, 2018 due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percent of revenue. Excluding EMP, artist and repertoire costs were flat at 36%, which includes the impact from the adoption of ASC 606 and is partially offset by a $14 million benefit for advance recoveries resulting from the estimated artist share on the gain on sale of the Spotify shares in the prior year quarter.
Product costs increased by $104 million, to $617 million for the nine months ended June 30, 2019 from $513 million for the nine months ended June 30, 2018. Product costs as a percentage of revenue were 18% for the nine months ended June 30, 2019 and 17% for the nine months ended June 30, 2018. Increases in product costs relate to the acquisition of EMP of $89 million and revenue mix, which were partially offset by the impact of a touring business divestment in Italy of $55 million.
Selling, general and administrative expenses
Our selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$542	$579	$(37)	-6%
Selling and marketing expense	472	383	89	23%
Distribution expense	88	51	37	73%
Total selling, general and administrative expense	$1,102	$1,013	$89	9%
___________________

(1)	Includes depreciation expense of $43 million and $41 million for the nine months ended June 30, 2019 and June 30, 2018, respectively.
Total selling, general and administrative expense increased by $89 million, or 9%, to $1,102 million for the nine months ended June 30, 2019 from $1,013 million for the nine months ended June 30, 2018. Expressed as a percentage of revenue, selling, general and administrative expense decreased to 33% for the nine months ended June 30, 2019 from 34% for the nine months ended June 30, 2018.
General and administrative expense decreased by $37 million, or 6%, to $542 million for the nine months ended June 30, 2019 from $579 million for the nine months ended June 30, 2018. The decrease in general and administrative expense was mainly due to lower expense associated with our Senior Management Free Cash Flow Plan of $37 million and decreases in severance and restructuring costs of $27 million, partially offset by higher employee related cost and costs associated with transformation initiatives. Expressed as a percentage of revenue, general and administrative expense decreased to 16% for the nine months ended June 30, 2019 from 20% for the nine months ended June 30, 2018.

Selling and marketing expense increased by $89 million, or 23%, to $472 million for the nine months ended June 30, 2019 from $383 million for the nine months ended June 30, 2018. The increase in selling and marketing expense was primarily due to an increase of $55 million related to the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. Expressed as a percentage of revenue, selling and marketing expense increased to 14% for the nine months ended June 30, 2019 from 13% for the nine months ended June 30, 2018 mainly due to the acquisition of EMP.
Distribution expense was $88 million for the nine months ended June 30, 2019 and $51 million for the nine months ended June 30, 2018. Expressed as a percentage of revenue, distribution expense increased to 3% for the nine months ended June 30, 2019 from 2% for the nine months ended June 30, 2018 mainly due to $26 million in costs resulting from the acquisition of EMP.
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

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Net income attributable to Warner Music Group Corp.	$166	$321	$(155)	-48%
Income attributable to noncontrolling interest	1	4	(3)	-75%
Net income	167	325	(158)	-49%
Income tax expense	86	132	(46)	-35%
Income before income taxes	253	457	(204)	-45%
Other income, net	(41)	(392)	351	-90%
Interest expense, net	108	105	3	3%
Loss on extinguishment of debt	7	31	(24)	-77%
Operating income	327	201	126	63%
Amortization expense	160	164	(4)	-2%
Depreciation expense	43	41	2	5%
OIBDA	$530	$406	$124	31%
OIBDA
OIBDA increased by $124 million, or 31%, to $530 million for the nine months ended June 30, 2019 as compared to $406 million for the nine months ended June 30, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of total revenue, OIBDA increased to 16% for the nine months ended June 30, 2019 from 14% for the nine months ended June 30, 2018 largely due to $32 million related to the transition in timing of revenues and related costs resulting from the adoption of ASC 606, $16 million related to the acquisition of EMP, and lower general and administrative expenses.
Amortization expense
Our amortization expense decreased by $4 million, or 2%, to $160 million for the nine months ended June 30, 2019 from $164 million for the nine months ended June 30, 2018, primarily due to the impact of foreign currency exchange rates and assets becoming fully amortized, partially offset by an increase in amortizable assets.
Operating income
Our operating income increased by $126 million to $327 million for the nine months ended June 30, 2019 from $201 million for the nine months ended June 30, 2018. The increase in operating income was due to the factors that led to the increase in OIBDA.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt in the amount of $7 million for the nine months ended June 30, 2019, which represents the unamortized deferred financing costs related to the redemption of the 4.125% Senior Notes and 5.625% Senior Notes, in addition to the open market purchases of the 4.875% Senior Notes. We recorded a loss on extinguishment of debt in the amount of $31 million for the nine months ended June 30, 2018, which represents the premium paid on early redemption and unamortized deferred financing costs related to the June 2018 Senior Term Loan Credit Agreement Amendment, the redemption of the 6.75% Senior Notes and the December 2017 Senior Term Loan Credit Agreement Amendment.

Interest expense, net
Our interest expense, net, increased to $108 million for the nine months ended June 30, 2019 from $105 million for the nine months ended June 30, 2018 primarily driven by the higher debt balance from the issuance of the 3.625% Secured Notes during the current period, partially offset by redemption activity.
Other income, net
Other income, net, for the nine months ended June 30, 2019 primarily includes the unrealized gain of $25 million on the mark-to-market of an equity method investment, foreign currency gains on our Euro denominated debt of $10 million, and $4 million unrealized gains on hedging activity. This compares to other income, net for the nine months ended June 30, 2018 which primarily includes the gain on sale of the Spotify shares, net of estimated artist share and other related costs, of $378 million, foreign currency gains on our Euro denominated debt of $7 million, gains on derivative liabilities of $4 million, and a $7 million gain on investments, partially offset by currency exchange losses on intercompany loans of $3 million.
Income tax expense
Our income tax expense decreased by $46 million to $86 million for the nine months ended June 30, 2019 from $132 million for the nine months ended June 30, 2018. The change of $46 million in income tax expense primarily relates to higher pre-tax income and U.S tax expense for the reduction of our net U.S. deferred tax assets as a result of the change in the U.S. corporate statutory tax rate included in the nine months ended June 30, 2018 as compared to the tax impact of the GILTI for the nine months ended June 30, 2019.

In connection with the proposed regulations issued by the Internal Revenue Service in November 2018, the Company is evaluating the impact of these proposed regulations to its valuation allowance for foreign tax credits of approximately $133 million as of June 30, 2019.  Subject to the regulations being enacted as proposed, the regulations may result in a change to the amount of foreign tax credits that is more likely than not to be realized and thus result in a reduction to the valuation allowance.
Net Income
Net income decreased by $158 million to $167 million for the nine months ended June 30, 2019 from net income of $325 million for the nine months ended June 30, 2018 as a result of the factors described above.
Noncontrolling interest
There was $1 million of income attributable to noncontrolling interest for the nine months ended June 30, 2019 primarily due to the adoption of ASC 606. There was $4 million of income attributable to noncontrolling interest for the three months ended June 30, 2018.

Business Segment Results
Revenue, operating income and OIBDA by business segment were as follows (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Recorded Music
Revenue	$2,887	$2,497	$390	16%
Operating income	382	276	106	38%
OIBDA	522	415	107	26%
Music Publishing
Revenue	470	476	(6)	-1%
Operating income	67	45	22	49%
OIBDA	122	101	21	21%
Corporate expenses and eliminations
Revenue elimination	(6)	(7)	1	-14%
Operating loss	(122)	(120)	(2)	2%
OIBDA loss	(114)	(110)	(4)	4%
Total
Revenue	3,351	2,966	385	13%
Operating income	327	201	126	63%
OIBDA	530	406	124	31%
Recorded Music
Revenues
Recorded Music revenue increased by $390 million, or 16%, to $2,887 million for the nine months ended June 30, 2019 from $2,497 million for the nine months ended June 30, 2018. U.S. Recorded Music revenues were $1,236 million and $1,061 million, or 43% and 42%, of consolidated Recorded Music revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively. International Recorded Music revenues were $1,651 million and $1,436 million, or 57% and 58%, of consolidated Recorded Music revenues for both the nine months ended June 30, 2019 and June 30, 2018, respectively.
The overall increase in Recorded Music revenue was mainly driven by streaming revenue growth, strong releases, and the EMP acquisition as described in the “Total Revenue” and “Revenue by Geographical Location” sections above.
Cost of revenues
Recorded Music cost of revenues was composed of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$857	$761	$96	13%
Product costs	617	513	104	20%
Total cost of revenues	$1,474	$1,274	$200	16%
Recorded Music cost of revenues increased by $200 million, or 16%, to $1,474 million for the nine months ended June 30, 2019 from $1,274 million for the nine months ended June 30, 2018. Expressed as a percentage of Recorded Music revenue, Recorded Music artist and repertoire costs decreased to 30% for the nine months ended June 30, 2019 from 31% for the nine months ended June 30, 2018. The decrease in artist and repertoire costs as a percentage of revenue was primarily due to the acquisition of EMP, which has no artist and repertoire costs and therefore reduced our total artist and repertoire costs as a percentage of revenue. Excluding EMP, artist and repertoire costs as a percentage of revenue increased to 32% due to a prior year benefit of $14 million resulting from the estimated artist share on the gain on sale of the Spotify shares. Expressed as a percentage of Recorded Music revenue, Recorded Music product costs remained flat at 21% for the nine months ended June 30, 2019 and June 30, 2018.

Selling, general and administrative expense
Recorded Music selling, general and administrative expenses were composed of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$371	$406	$(35)	-9%
Selling and marketing expense	463	377	86	23%
Distribution expense	88	51	37	73%
Total selling, general and administrative expense	$922	$834	$88	11%
______________________

(1)	Includes depreciation expense of $31 million and $26 million for the nine months ended June 30, 2019 and June 30, 2018, respectively.
Recorded Music selling, general and administrative expense increased by $88 million, or 11%, to $922 million for the nine months ended June 30, 2019 from $834 million for the nine months ended June 30, 2018. The decrease in general and administrative expense was primarily due to lower expense associated with our Senior Management Free Cash Flow Plan of $22 million and decreases in severance and restructuring costs of $21 million, partially offset by higher related employee costs. The increase in selling and marketing expense was primarily due to $55 million resulting from the acquisition of EMP and increased variable marketing expense on higher revenue in the quarter. The increase in distribution expense was primarily due to $26 million in costs resulting from the acquisition of EMP in the quarter. Expressed as a percentage of Recorded Music revenue, Recorded Music selling, general and administrative expense decreased to 32% for the nine months ended June 30, 2019 from 33% for the nine months ended June 30, 2018 mainly due to the acquisition of EMP.
Operating income and OIBDA
Recorded Music OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating Income	$382	$276	$106	38%
Depreciation and amortization	140	139	1	1%
OIBDA	$522	$415	$107	26%
Recorded Music OIBDA increased by $107 million, or 26%, to $522 million for the nine months ended June 30, 2019 from $415 million for the nine months ended June 30, 2018 as a result of higher revenues and lower general and administrative expenses. Expressed as a percentage of Recorded Music revenue, Recorded Music OIBDA increased to 18% for the nine months ended June 30, 2019 from 17% for the nine months ended June 30, 2018. Recorded Music OIBDA included increases of $16 million from the acquisition of EMP and $8 million due to the adoption of ASC 606.
Recorded Music operating income increased by $106 million to $382 million for the nine months ended June 30, 2019 from $276 million for the nine months ended June 30, 2018 due to the factors that led to the increase in Recorded Music OIBDA noted above.
Music Publishing
Revenues
Music Publishing revenues decreased by $6 million, or 1%, to $470 million for the nine months ended June 30, 2019 from $476 million for the nine months ended June 30, 2018. U.S. Music Publishing revenues were $219 million and $220 million, or 47% and 46%, of Music Publishing revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively. International Music Publishing revenues were $251 million and $256 million, or 53% and 54%, of Music Publishing revenues for the nine months ended June 30, 2019 and June 30, 2018, respectively.
The overall decrease in Music Publishing revenue was mainly driven by a decrease in revenues associated with lost administrative rights and lower market share partially offset by the increase in digital revenue resulting from the adoption of ASC 606, as described in the “Total Revenue” and “Revenue by Geographical Location” sections above.

Cost of revenues
Music Publishing cost of revenues were composed of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Artist and repertoire costs	$294	$321	$(27)	-8%
Total cost of revenues	$294	$321	$(27)	-8%
Music Publishing cost of revenues decreased by $27 million, or 8%, to $294 million for the nine months ended June 30, 2019 from $321 million for the nine months ended June 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing cost of revenues decreased to 63% for the nine months ended June 30, 2019 from 67% for the nine months ended June 30, 2018, primarily due to the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.
Selling, general and administrative expense
Music Publishing selling, general and administrative expenses were comprised of the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
General and administrative expense (1)	$56	$58	$(2)	-3%
Selling and marketing expense	2	1	1	100%
Total selling, general and administrative expense	$58	$59	$(1)	-2%
_______________________

(1)	Includes depreciation expense of $4 million and $5 million for the nine months ended June 30, 2019 and for the nine months ended June 30, 2018, respectively.
Music Publishing selling, general and administrative expense decreased by $1 million, or 2%, to $58 million for the nine months ended June 30, 2019 from $59 million for the nine months ended June 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing selling, general and administrative expense remained flat at 12% for the nine months ended June 30, 2019 and for the nine months ended June 30, 2018.
Operating income and OIBDA
Music Publishing OIBDA included the following amounts (in millions):

	For the Nine Months Ended June 30, 2019		2019 vs. 2018
	2019	2018	$ Change	% Change
Operating income	$67	$45	$22	49%
Depreciation and amortization	55	56	(1)	-2%
OIBDA	$122	$101	$21	21%
Music Publishing OIBDA increased by $21 million, or 21%, to $122 million for the nine months ended June 30, 2019 from $101 million for the nine months ended June 30, 2018. Expressed as a percentage of Music Publishing revenue, Music Publishing OIBDA increased to 26% for the nine months ended June 30, 2019 from 21% for the nine months ended June 30, 2018. The increase was primarily due to $24 million from the adoption of ASC 606, which resulted in a shift in the timing of recognition of revenues and certain related costs from a cash to an accrual basis.
Music Publishing operating income increased by $22 million to $67 million for the nine months ended June 30, 2019 from $45 million operating income for the nine months ended June 30, 2018 largely due to a transition in timing of revenues and related costs resulting from the adoption of ASC 606.

Corporate Expenses and Eliminations
Our operating loss from corporate expenses and eliminations increased by $2 million to $122 million for the nine months ended June 30, 2019 from $120 million for the nine months ended June 30, 2018.
Our OIBDA loss from corporate expenses and eliminations increased by $4 million to $114 million for the nine months ended June 30, 2019 from $110 million for the nine months ended June 30, 2018.
FINANCIAL CONDITION AND LIQUIDITY
Financial Condition at June 30, 2019
At June 30, 2019, we had $3.006 billion of debt (which is net of $29 million of deferred financing costs), $541 million of cash and equivalents (net debt of $2.465 billion, defined as total long-term debt, less cash and equivalents and deferred financing costs) and $152 million of Warner Music Group Corp. deficit. This compares to $2.819 billion of debt (which is net of $28 million of deferred financing costs), $514 million of cash and equivalents (net debt of $2.305 billion) and $334 million of Warner Music Group Corp. deficit at September 30, 2018.
Cash Flows
The following table summarizes our historical cash flows. The financial data for the nine months ended June 30, 2019 and June 30, 2018 are unaudited and are derived from our interim financial statements included elsewhere herein. The cash flow is composed of the following (in millions):

	For the Nine Months Ended June 30, 2019
	2019	2018
Cash provided by (used in):
Operating Activities	$249	$265
Investing Activities	(340)	451
Financing Activities	119	(453)
Operating Activities
Cash provided by operating activities was $249 million for the nine months ended June 30, 2019 as compared with cash provided by operating activities of $265 million for the nine months ended June 30, 2018. The $16 million decrease in cash provided by operating activities was primarily due to an increase in royalty advances and royalty payments, partially offset an OIBDA increase of $124 million.
Investing Activities
Cash used in investing activities was $340 million for the nine months ended June 30, 2019 as compared with cash provided by investing activities of $451 million for the nine months ended June 30, 2018. The $340 million of cash used in investing activities in the nine months ended June 30, 2019 consisted of the $183 million relating to the acquisition of EMP, net of cash and equivalents acquired, $47 million relating to the acquisition of investments, $82 million relating to capital expenditures and $24 million to acquire music publishing rights. The $451 million of cash provided by investing activities in the nine months ended June 30, 2018 consisted of $516 million of proceeds from sale of investments, partially offset by $40 million of capital expenditures, which increased due to investment in IT and costs incurred related to the build-out of our Los Angeles office, $14 million of investments and acquisitions and $11 million to acquire music publishing rights.

Financing Activities
Cash provided by financing activities was $119 million for the nine months ended June 30, 2019 compared to $453 million used in financing activities for the nine months ended June 30, 2018. The $119 million of cash provided by financing activities for the nine months ended June 30, 2019 consisted of proceeds of $514 million from the issuance of Acquisition Corp.’s 3.625% Secured Notes due 2026 partially offset by deferred financing costs paid of $7 million, the repayment of Acquisition Corp.'s 5.625% Secured Notes due 2022 of $247 million including call premiums paid of $5 million, partial repayment of Acquisition Corp.’s 4.125% Secured Notes due 2024 of $40 million and 4.875% Secured Notes due 2024 of $30 million, for an aggregate $185 million, dividends paid of $63 million and distributions to noncontrolling interest holders of $3 million. The $453 million of cash used in financing activities for the nine months ended June 30, 2018 consisted of the repayment of and deposit for Acquisition Corp.’s 6.75% Senior Notes of $635 million, special cash dividends paid of $425 million, call premiums paid on and redemption deposit for early redemption of $23 million, deferred financing costs paid of $12 million, and a distribution to our non-controlling interest holders of $3 million, partially offset by proceeds from issuance of Acquisition Corp.’s 5.50% Senior Notes of $325 million, and proceeds from the issuance of Acquisition Corp.’s Senior Term Loan Facility of $320 million.
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
Existing Debt as of June 30, 2019
As of June 30, 2019, our long-term debt, all of which was issued by Acquisition Corp., was as follows (in millions):

Revolving Credit Facility (a)	$—
Senior Term Loan Facility due 2023 (b)	1,313
5.625% Senior Secured Notes due 2022 (c)	—
5.000% Senior Secured Notes due 2023 (d)	298
4.125% Senior Secured Notes due 2024 (e)	349
4.875% Senior Secured Notes due 2024 (f)	218
3.625% Senior Secured Notes due 2026 (g)	507
5.500% Senior Notes due 2026 (h)	321
Total long-term debt, including the current portion (i)	$3,006
_______________________

(a)
Reflects $180 million of commitments under the Revolving Credit Facility available at June 30, 2019 less letters of credit outstanding of approximately $13 million at June 30, 2019. There were no loans outstanding under the Revolving Credit Facility at June 30, 2019.

(b)	Principal amount of $1.326 billion less unamortized discount of $3 million and unamortized deferred financing costs of $10 million at June 30, 2019.

(c)
On May 16, 2019, Acquisition Corp. redeemed the remaining $221 million of its outstanding 5.625% Senior Notes due 2022. The Company recorded a loss on extinguishment of debt of approximately $4 million as a result of the debt redemption, which represents the premium paid on early redemption and unamortized deferred financing costs.

(d)	Principal amount of $300 million less unamortized deferred financing costs of $2 million at June 30, 2019.

(e)
Face amount of €311 million at June 30, 2019. Above amount represents the dollar equivalent of such note at June 30, 2019. Principal amount of $353 million at June 30, 2019, less unamortized deferred financing costs of $4 million at June 30, 2019.

(f)	Principal amount of $220 million less unamortized deferred financing costs of $2 million at June 30, 2019.

(g)
Face amount of €445 million at June 30, 2019. Above amount represents the dollar equivalent of such note at June 30, 2019. Principal amount of $506 million, an additional issuance premium of $8 million, less unamortized deferred financing costs of $7 million at June 30, 2019.

(h)	Principal amount of $325 million less unamortized deferred financing costs of $4 million at June 30, 2019.

(i)
Principal amount of debt of $3.030 billion, an additional issuance premium of $8 million, less unamortized discount of $3 million and unamortized deferred financing costs of $29 million at June 30, 2019.

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
In the first quarter of 2019, the Company instituted a regular quarterly dividend policy whereby it intends to pay a modest regular quarterly dividend in each fiscal quarter and a variable dividend for the fourth fiscal quarter in an amount commensurate with cash expected to be generated from operations in such fiscal year, in each case, after taking into account other potential uses for cash, including acquisitions, investment in our business and repayment of indebtedness. On December 20, 2018 the Company’s Board of Directors approved the first dividend of $31.25 million which was paid on January 4, 2019. On March 26, 2019, the Company’s Board of Directors approved a dividend of $31.25 million which was paid on April 5, 2019. On June 28, 2019, the Company’s Board of Directors approved a dividend of $31.25 million paid on July 5, 2019 and recorded as an accrual on June 30, 2019. The declaration of each dividend will continue to be at the discretion of the Company’s Board of Directors.
Covenant Compliance
The Company was in compliance with its covenants under its outstanding notes, Revolving Credit Facility and Senior Term Loan Facility as of June 30, 2019.
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

The following is a reconciliation of net income, which is a U.S. GAAP measure of our operating results, to pro forma Consolidated EBITDA as defined, and the calculation of the Senior Secured Indebtedness to pro forma Consolidated EBITDA ratio, which we refer to as the Leverage Ratio, under our Revolving Credit Agreement for the most recently ended four fiscal quarters, or twelve months ended June 30, 2019. The terms and related calculations are defined in the Revolving Credit Agreement. All amounts in the reconciliation below reflect Acquisition Corp. (in millions, except ratio):

Twelve Months Ended June 30, 2019
Net Income	$154
Income tax expense	84
Interest expense, net	141
Depreciation and amortization	260
Loss on extinguishment of debt (a)	7
Net gain on divestitures and sale of securities (b)	(3)
Restructuring costs (c)	43
Net hedging gains and foreign exchange losses (d)	(11)
Management fees (e)	17
Transaction costs (f)	3
Business optimization expenses (g)	19
Equity based compensation expense (h)	38
Other non-cash activity (i)	(25)
Pro forma impact of transformation initiatives and specified transactions (j)	8
Pro Forma Consolidated EBITDA	$735
Senior Secured Indebtedness (k)	$2,505
Leverage Ratio (l)	3.41x
_______________________

(a)
Reflects net loss incurred on the early extinguishment of our debt incurred as part of the October 2018 partial redemption of 4.125% Secured Notes, the October 2018 open market purchase of our 4.875% Senior Secured Notes, the November 2018 partial redemption of 5.625% Secured Notes, and May 2019 redemption of the remaining 5.625% Secured Notes.

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

(f)	Reflects expenses related to transaction and other related costs.

(g)	Reflects primarily costs associated with IT systems updates and U.S. shared services relocation and other transformation initiatives.

(h)	Reflects equity-based compensation expense related to the Warner Music Group Corp. Senior Management Free Cash Flow Plan.

(i)	Reflects non-cash activity, including the unrealized gain on the mark-to-market of an equity method investment.

(j)	Reflects expected savings resulting from transformation initiatives and pro forma impact of specified transactions, including pro forma adjustments related to the acquisition of EMP.

(k)	Reflects the principal balance of senior secured debt at Acquisition Corp. of approximately $2.705 billion less cash of $200 million.

(l)
Reflects the ratio of Senior Secured Indebtedness, including Revolving Credit Agreement Indebtedness, to Pro Forma Consolidated EBITDA as of the twelve months ended June 30, 2019. This is calculated net of cash and equivalents of the Company as of June 30, 2019 not exceeding $200 million. If the outstanding aggregate principal amount of borrowings and drawings under letters of credit which have not been reimbursed under our Revolving Credit Facility is greater than $54 million at the end of a fiscal quarter, the maximum leverage ratio permitted under our Revolving Credit Facility is 4.75:1.00. The Company’s Revolving Credit Facility does not impose any “leverage ratio” restrictions on the Company when the aggregate principal amount of borrowings and drawings under letters of credit, which have not been reimbursed under the Revolving Credit Facility, is less than or equal to $54 million at the end of a fiscal quarter.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As discussed in Note 13 to our audited Consolidated Financial Statements for the fiscal year ended September 30, 2018, the Company is exposed to market risk arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates. As of June 30, 2019, other than as described below, there have been no material changes to the Company’s exposure to market risk since September 30, 2018.
Foreign Currency Risk
Within our global business operations, we have transactional exposures that may be adversely affected by changes in foreign currency exchange rates relative to the U.S. dollar. We may at times choose to use foreign exchange currency derivatives, primarily forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies, such as unremitted or future royalties and license fees owed to our U.S. domestic companies for the sale, merchandising, or anticipated sale, of U.S.-copyrighted products sold abroad that may be adversely affected by changes in foreign currency exchange rates. We focus on managing the level of exposure to the risk of foreign currency exchange rate fluctuations on major currencies, which can include the British Pound, Euro, Japanese Yen, Canadian Dollar, Swedish Krona, Australian Dollar, Brazilian Real, Korean Won and Norwegian Krone, and in many cases we have natural hedges where we have expenses associated with local operations that offset the revenue in local currency and our Euro-denominated debt, which can offset declines in the Euro. As of June 30, 2019, the Company had outstanding hedge contracts for the sale of $153 million and the purchase of $93 million of foreign currencies at fixed rates. Subsequent to June 30, 2019, certain of our foreign exchange contracts expired.
The fair value of foreign exchange contracts is subject to changes in foreign currency exchange rates. For the purpose of assessing the specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments. For foreign exchange forward contracts outstanding at June 30, 2019, we typically perform a sensitivity analysis assuming a hypothetical 10% depreciation of the U.S. dollar against foreign currencies from prevailing foreign currency exchange rates and assuming no change in interest rates. The fair value of the foreign exchange forward contracts would have decreased by $5 million based on this analysis. Hypothetically, even if there was a decrease in the fair value of the forward contracts, because our foreign exchange contracts are entered into for hedging purposes, these losses would be largely offset by gains on the underlying transactions.
Interest Rate Risk
We had $3.030 billion of principal debt outstanding at June 30, 2019, of which $1.326 billion was variable rate debt and $1.704 billion was fixed rate debt. As such, we are exposed to changes in interest rates. At June 30, 2019, 56% of the Company’s debt was at a fixed rate. In addition, as of June 30, 2019, we have the option under all of our floating rate debt under our Senior Term Loan Facility to select a one, two, three or six-month LIBOR rate. To manage interest rate risk on $320 million of U.S. dollar denominated variable rate debt, the Company has entered into interest rate swaps to effectively convert the floating interest rates to a fixed interest rate on a portion of its variable-rate debt.
Based on the level of interest rates prevailing at June 30, 2019, the fair value of the fixed rate and variable rate debt was approximately $3.083 billion. Further, based on the amount of its fixed rate debt, a 25 basis point increase or decrease in the level of interest rates would decrease the fair value of the fixed rate debt by approximately $4 million or increase the fair value of the fixed rate debt by approximately $13 million. This potential increase or decrease is based on the simplified assumption that the level of fixed-rate debt remains constant with an immediate across the board increase or decrease in the level of interest rates with no subsequent changes in rates for the remainder of the period.

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
Changes in Internal Control over Financial Reporting
Beginning October 1, 2018, we implemented the new revenue standard pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. As a result of this adoption, we recorded a material decrease to opening accumulated deficit as of October 1, primarily due to the transition from a cash basis to accrual basis accounting.  As such, we implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, training, contract review requirements, and gathering of information provided for the disclosures required in our SEC interim and annual filings. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Sirius XM
On September 11, 2013, the Company joined with Capitol Records, LLC, Sony Music Entertainment, UMG Recordings, Inc. and ABKCO Music & Records, Inc. in a lawsuit brought in California Superior Court against Sirius XM Radio Inc., alleging copyright infringement for Sirius XM’s use of pre-1972 sound recordings under California law.  A nation-wide settlement was reached on June 17, 2015 pursuant to which Sirius XM paid the plaintiffs, in the aggregate, $210 million on July 29, 2015 and the plaintiffs dismissed their lawsuit with prejudice.  The settlement resolved all past claims as to Sirius XM’s use of pre-1972 recordings owned or controlled by the plaintiffs and enabled Sirius XM, without any additional payment, to reproduce, perform and broadcast such recordings in the United States through December 31, 2017.  The allocation of the settlement proceeds among the plaintiffs was determined and the settlement proceeds were distributed accordingly. This resulted in a cash distribution to the Company of $33 million of which $28 million was recognized in revenue during the 2016 fiscal year and $4 million was recognized in revenue during the 2017 fiscal year. The balance of $1 million was recognized in the first quarter of the 2018 fiscal year. The Company is sharing its allocation of the settlement proceeds with its artists on the same basis as statutory revenue from Sirius XM is shared, i.e., the artist share of our allocation will be paid to artists by SoundExchange.
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

Exhibit Number	Description

10.1***	Guarantee, dated April 30, 2019, issued by Warner Music Group Corp., relating to the 3.625% Senior Secured Notes due 2026.

10.2***
Indenture, dated as of November 1, 2012, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto, Credit Suisse AG, as Notes Authorized Agent and as Collateral Agent, and Wells Fargo Bank, National Association, as Trustee, providing for the issuance of secured notes in series.

10.3***
Ninth Supplemental Indenture, dated as of April 30, 2019, among WMG Acquisition Corp., the guarantors listed on the signature pages thereto and Wells Fargo Bank, National Association, as Trustee, relating to the 3.625% Senior Secured Notes due 2026.

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

101.1*
Financial statements from the Quarterly Report on Form 10-Q of Warner Music Group Corp. for the quarter ended June 30, 2019, filed on August 6, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity and (vi) Notes to Consolidated Interim Financial Statements

__________________________

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

***	Incorporated by reference to Warner Music Group Corp.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on April 30, 2019 (File No. 001-32502).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
August 6, 2019

WARNER MUSIC GROUP CORP.

By:	/S/ STEPHEN COOPER
Name:	Stephen Cooper
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/S/ ERIC LEVIN
Name:	Eric Levin
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)